Form 10-Q
period 2010-03-31
Eagle Bancorp Montana, Inc.
filed 2010-05-12
CIK 1478454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission file number 1-34682

Eagle Bancorp Montana, Inc.
(Exact name of small business issuer as specified in its charter)

United States	27-1449820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Prospect Avenue, Helena, MT 59601
(Address of principal executive offices)

(406) 442-3080
(Issuer's telephone number)

Website address: www.americanfederalsavingsbank.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	4,083,127 shares outstanding
As of May 12, 2010

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

TABLE OF CONTENTS

		PAGE
PART I.	FINANCIAL INFORMATION

Item1.	Financial Statements

	Consolidated Statements of Financial Condition as of March 31, 2010	1 and 2
	(unaudited) and June 30, 2009

	Consolidated Statements of Income for the three and nine months ended	3 and 4
	March 31, 2010 and 2009 (unaudited)

	Consolidated Statements of Changes in Stockholders' Equity for the nine	5
	months ended March 31, 2010 and 2009 (unaudited)

	Consolidated Statements of Cash Flows for the nine months ended	6 and 7
	March 31, 2010 and 2009 (unaudited)

	Notes to Consolidated Financial Statements	8 to 17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18 to 24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

Signatures		29

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)

	March 31,	June 30,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$1,403	$2,487
Interest-bearing deposits with banks	1,062	224
Federal funds sold	16,007	3,617
Total cash and cash equivalents	18,472	6,328

Securities available-for-sale, at market value	91,667	82,263
Securities held-to-maturity, at cost	125	375
Preferred stock - FASB ASC 825, at market value	-	25
Federal Home Loan Bank stock, at cost	2,003	2,000
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	2,896	5,349
Loans receivable, net of deferred loan expenses and allowance for loan losses of $850 at March 31, 2010 and $525 at June 30, 2009	171,693	167,197
Accrued interest and dividends receivable	1,613	1,399
Mortgage servicing rights, net	2,332	2,208
Premises and equipment, net	16,009	13,761
Cash surrender value of life insurance	6,640	6,496
Real estate & other repossessed assets acquired in settlement of loans, net of allowance for losses	620	-
Other assets	2,088	2,153

Total assets	$316,313	$289,709

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)

	March 31	June 30,
	2010	2009
	(Unaudited)	(Audited)
LIABILITIES
Deposit accounts:
Noninterest bearing	$17,325	$15,002
Interest bearing	184,946	172,197
Total deposits	202,271	187,199

Accrued expenses and other liabilities	2,848	2,507
Common stock orders in process	14,369	-
Federal funds purchased	-	-
FHLB advances and other borrowings	60,806	67,056
Subordinated debentures	5,155	5,155
Total liabilities	285,449	261,917

EQUITY
Preferred stock (no par value, 1,000,000 shares authorized, none issued or outstanding)	-	-
Common stock (par value $0.01 per share; 9,000,000 shares authorized; 1,223,572 shares issued; 1,074,507 and 1,075,312 shares outstanding at March 31, 2010 and June 30, 2009, respectively)	12	12
Additional paid-in capital	4,614	4,564
Unallocated common stock held by employee stock ownership plan ("ESOP")	-	(18)
Treasury stock, at cost (149,065 and 148,260 shares at March 31, 2010 and June 30, 2009, respectively)	(5,056)	(5,034)
Retained earnings	30,394	28,850
Accumulated other comprehensive gain (loss)	900	(582)
Total equity	30,864	27,792

Total liabilities and equity	$316,313	$289,709

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in Thousands, Except for Per Share Data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Interest and Dividend Income:
Interest and fees on loans	$2,719	$2,862	$8,207	$8,654
Securities available-for-sale	958	959	2,970	2,899
Securities held-to-maturity	2	3	9	8
Interest on deposits with banks	7	5	22	15
FHLB dividends	-	(7)	-	5
Total interest and dividend income	3,686	3,822	11,208	11,581

Interest Expense:
Deposits	486	770	1,686	2,462
FHLB advances & other borrowings	655	667	1,999	1,980
Subordinated debentures	75	75	225	225
Total interest expense	1,216	1,512	3,910	4,667

Net Interest Income	2,470	2,310	7,298	6,914
Loan loss provision	214	72	456	106
Net interest income after loan loss provision	2,256	2,238	6,842	6,808

Noninterest income:
Service charges on deposit accounts	171	179	571	550
Net gain on sale of loans	190	849	979	1,270
Mortgage loan servicing fees	187	350	570	407
Net gain on sale of available for sale securities	-	-	29	57
Net gain (loss) on securities FASB ASC 825	-	(17)	84	(1,303)
Other	173	165	487	485
Total noninterest income	721	1,526	2,720	1,466

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Continued)
 (Dollars in Thousands, Except for Per Share Data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Noninterest expense:
Salaries and employee benefits	1,187	1,110	3,537	3,302
Occupancy expense	229	172	616	457
Furniture and equipment depreciation	90	78	221	210
In-house computer expense	110	104	299	278
Advertising	109	74	339	268
Amortization of mortgage servicing rights	102	241	365	378
Federal insurance premiums	65	54	196	70
Postage	25	31	112	109
Legal, accounting, and examination fees	68	60	236	173
Consulting fees	33	20	131	82
ATM processing	20	17	49	45
Other	216	290	741	784
Total noninterest expense	2,254	2,251	6,842	6,156

Income before provision for income taxes	723	1,513	2,720	2,118

Provision for income taxes	244	454	843	635

Net income	$479	$1,059	$1,877	$1,483

Basic earnings per common share	$0.45	$0.99	$1.75	$1.39

Diluted earnings per common share	$0.39	$0.87	$1.53	$1.22

Weighted average shares outstanding (basic eps)	1,074,507	1,071,098	1,073,718	1,070,087

Weighted average shares outstanding (diluted eps)	1,223,572	1,219,358	1,222,681	1,218,209

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended March 31, 2010 and 2009
(Dollars in Thousands, Except for Per Share Data)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME(LOSS)	TOTAL

Balance, June 30, 2008	$-	$12	$4,487	$(55)	$(5,013)	$27,025	$(822)	$25,634

Net income	-	-	-	-		1,483	-	1,483
Other comprehensive income	-	-	-	-		-	(452)	(452)

Total comprehensive income	-	-	-	-		-	-	1,031

Dividends paid ($.255 per share)						(326)		(326)

Treasury stock purchased (760 shares @ $27.00)					(21)			(21)

FASB ASC 715	-	-	-	-	-	(129)		(129)

ESOP shares allocated or committed to be released for allocation (2,300 shares)			55	27				82

Balance, March 31, 2009	$-	$12	$4,542	$(28)	$(5,034)	$28,053	$(1,274)	$26,271

Balance, June 30, 2009	$-	$12	$4,564	$(18)	$(5,034)	$28,850	$(582)	$27,792

Net income						1,877		1,877
Other comprehensive income							1,482	1,482

Total comprehensive income								3,359

Dividends paid ($0.26 per share)						(333)		(333)

Treasury stock purchased (805 shares @ $28.25)					(22)			(22)

ESOP shares allocated or committed to be released for allocation (2,306 shares)			50	18				68

Balance, March 31, 2010	$-	$12	$4,614	$-	$(5,056)	$30,394	$900	$30,864

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)

	Nine Months Ended
	March 31,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,877	$1,483
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	456	106
Provision for mortgage servicing rights valuation losses	-	47
Depreciation	481	359
Net amortization of marketable securities premium and discounts	248	120
Amortization of capitalized mortgage servicing rights	365	378
Gain on sale of loans	(979)	(1,270)
Net realized (gain) loss on sale of available-for-sale securities	(29)	(57)
Increase in cash surrender value of life insurance	(144)	(163)
Gain on sale of property & equipment	2	-
(Gain) Loss on securities, FASB ASC 825	(84)	1,303
Change in assets and liabilities:
(Increase) decrease in assets:
Accrued interest and dividends receivable	(214)	(50)
Loans held-for-sale	3,407	(4)
Other assets	113	(713)
Increase (decrease) in liabilities:
Accrued expenses and other liabilities	(754)	595
Net cash provided by operating activities	4,745	2,134

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities:
Investment securities available-for-sale	(22,682)	(10,849)
Proceeds from maturities, calls and principal payments:
Investment securities held-to-maturity	250	321
Investment securities available-for-sale	8,188	8,446
FHLB Stock purchased	(3)	(210)
Proceeds from sales of investment securities available-for-sale	7,148	4,062
Net increase in loan receivable, excludes transfers to real estate acquired in settlement of loans	(5,622)	(3,932)
Proceeds from the sale of real estate and other repossed assets acquired in settlement of loans	25	-
Purchase of property and equipment	(2,743)	(4,421)
Net cash used in investing activities	(15,439)	(6,583)

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Nine Months Ended
	March 31,
	2010	2009
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking and savings accounts	$15,072	$13,137
Net decrease in federal funds	-	(3,000)
Payments on FHLB advances	(8,250)	(6,750)
FHLB advances	2,000	11,000
Purchase of Treasury Stock	(22)	(21)
Common Stock orders in process	14,369	-
Dividends paid	(331)	(326)
Net cash provided by financing activities	22,838	14,040

Net increase in cash	12,144	9,591

CASH AND CASH EQUIVALENTS, beginning of period	6,328	4,090

CASH AND CASH EQUIVALENTS, end of period	$18,472	$13,681

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,931	$4,670

Cash paid during the period for income taxes	$511	$1,353

NON-CASH INVESTING ACTIVITIES:
(Increase) decrease in market value of securities available-for-sale	$(2,172)	$1,043

Mortgage servicing rights capitalized	$489	$654

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the unaudited interim periods.

The results of operations for the nine month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2010 or any other period.  The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-K dated June 30, 2009.

The Company evaluated subsequent events for potential recognition and/or disclosure through May 12, 2010 the date the consolidated financial statements were issued.

On April 5, 2010, the Company completed its second-step conversion from the partially-public mutual holding company structure to the fully publicly-owned stock holding company structure.  As part of that transaction it also completed a related stock offering.  As a result of the conversion and offering, the Company became the stock holding company for American Federal Savings Bank, and Eagle Financial MHC and Eagle Bancorp ceased to exist.  The Company sold a total of 2,464,274 shares of common stock at a purchase price of $10.00 per share in the offering for gross proceeds of $24.6 million.  Concurrent with the completion of the offering, shares of Eagle Bancorp common stock owned by the public were exchanged.  Stockholders of Eagle Bancorp received 3.800 shares of the Company's common stock for each share of Eagle Bancorp common stock that they owned immediately prior to completion of the transaction. Accordingly, as of May 12, 2010, the Company had 8,000,000 shares of common stock authorized and 4,083,127 issued and outstanding.

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:
(Dollars in thousands)
	March 31, 2010				June 30, 2009
	(Unaudited)				(Audited)
		GROSS				GROSS
	AMORTIZED	UNREALIZED		FAIR	AMORTIZED	UNREALIZED		FAIR
	COST	GAINS	(LOSSES)	VALUE	COST	GAINS	(LOSSES)	VALUE
Available-for-sale:
U.S. government and agency obligations	$4,788	$38	$(3)	$4,823	$3,893	$14	$(25)	$3,882
Municipal obligations	35,143	688	(595)	35,236	29,747	202	(1,056)	28,893
Corporate obligations	8,905	412	(14)	9,303	9,963	149	(619)	9,493
Mortgage-backed securities	1,845	57	-	1,902	8,287	162	(5)	8,444
Collateralized mortgage obligations	39,716	937	(250)	40,403	31,274	663	(386)	31,551
Total	$90,397	$2,132	$(862)	$91,667	$83,164	$1,190	$(2,091)	$82,263

Held-to-maturity:
Municipal obligations	$125	$2	$-	$127	$375	$9	$-	$384
Total	$125	$2	$-	$127	$375	$9	$-	$384

Securities at fair value option:
Preferred stock	$-	$-	$-	$-	$2,000	$-	$(1,975)	$25
Total	$-	$-	$-	$-	$2,000	$-	$(1,975)	$25

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

The following table discloses, as of March 31, 2010 and June 30, 2009, the Company’s investment securities that have been in a continuous unrealized-loss position for less than twelve months and those that have been in a continuous unrealized-loss position for twelve or more months:

	March 31, 2010
	Less Than 12 Months		12 Months or Longer
	(In thousands)
	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

U.S. Government and agency	$787	$1	$318	$2
Municipal obligations	6,967	163	3,610	432
Corporate obligations	-	-	467	14
Mortgage-backed and CMOs	7,737	137	387	113

Total	$15,491	$301	$4,782	$561

	June 30, 2009
	Less Than 12 Months		12 Months or Longer
	(In thousands)
	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

U.S. Government and agency	$1,686	$18	$458	$7
Municipal obligations	11,529	422	5,732	634
Corporate obligations	1,193	49	1,961	570
Mortgage-backed & CMOs	2,755	196	1,062	195

Total	$17,163	$685	$9,213	$1,406

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell or if it is more likely-than-not that it will be required to sell impaired debt securities.  In so doing, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives.  With respect to its impaired debt securities at March 31, 2010 and June 30, 2009, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired debt securities.

As of March 31, 2010 and June 30, 2009, there were respectively, 54 and 97, securities in an unrealized loss position and were considered to be temporarily impaired and therefore an impairment charge has not been recorded.  All of such temporarily impaired investments are debt securities.

At March 31, 2010, 40 U.S. Government and agency securities and municipal obligations have unrealized losses with aggregate depreciation of less than 4.87% from the Company’s amortized cost basis of these securities.  We believe these unrealized losses are principally due to rising interest rates.  As such, the Company determined that none of such securities had other-than-temporary impairment.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

At March 31, 2010, 11 mortgage backed and CMO securities have unrealized losses with aggregate depreciation of less than 3.07% from the Company’s cost basis of these securities.  We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market and rising interest rates.   Three of the CMO securities are non-agency securities. At March 31, 2010 the fair value of these non-agency securities totaled $864,000 with an unrealized loss of $154,000, or 15.13% of the Company’s amortized cost basis.  Management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected.  In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates.  There has been no disruption of the scheduled cash flows on any of the securities.  Management’s analysis as of March 31, 2010 revealed no expected credit losses on these securities.

At March 31, 2010, three corporate obligations, all issued by Bank of America, have unrealized losses with aggregate depreciation of less than 2.91% from the Company’s cost basis.  We believe these unrealized losses are principally due to the credit market crisis of 2008-2009 along with rising interest rates.  Management, in conjunction with its investment consultants, reviews the ability of the issuer of the securities to meet their payment terms.  This evaluation includes a review of financial condition (including parent and subsidiary information), current developments in the financial press, and commentary from the ratings agencies.  In management’s opinion the issuer, as demonstrated by their continued payments of interest and the recent rise in fair values, will not experience any credit losses and has determined that the securities are not other than temporarily impaired.  The three corporate securities are trust preferred securities.  They are single-issuer obligations issued by Bank of America (unsecured junior subordinated debt), and not pooled trust preferred securities which in some circumstances would be of greater risk.  The securities have split ratings from the credit rating agencies, with one agency rating the securities above investment grade and another agency rating them below investment grade (BB is the lowest rating).  The split rating was taken into consideration in management’s other-than-temporary-impairment (“OTTI”) review.  The split ratings came about because of the credit market crisis in 2008-2009.  Bank of America was subject to significant scrutiny in mid to late 2008, which lead to the decline in fair value of the securities.  After the largest banks were subject to stress tests in early 2009, and it was determined in May 2009 that Bank of America “passed”, the fair value began to recover.  At March 31, 2010 the fair value of the trust preferred securities had increased over 4.65% from the level at December 31, 2010.  At March 31, 2010 the fair value of these securities was $467,000 with an unrealized loss of $14,000.  Management believes this trend should continue and lead to full recovery of its cost basis in these securities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	June 30,
	2010	2009
	(Unaudited)	(Audited)
	(In thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$76,633	$79,216
Commercial real estate	38,244	36,713
Real estate construction	8,055	4,642

Other loans:
Home equity	29,650	28,676
Consumer	10,187	10,835
Commercial	9,726	7,541

Total	172,495	167,623

Less: Allowance for loan losses	(850)	(525)
Add: Deferred loan expenses	48	99

Total	$171,693	$167,197

The following is a summary of changes in the allowance for loan losses:

	Nine Months	Nine Months	Twelve Months
	Ended	Ended	Ended
	March 31,	March 31,	June 30,
	2010	2009	2009
	(Unaudited)	(Unaudited)	(Audited)
	(In thousands)

Balance, beginning of period	$525	$300	$300
Provision charged to operations	456	106	257
Charge-offs	(134)	(16)	(47)
Recoveries	3	9	15

Balance, end of period	$850	$399	$525

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

Non-Performing Assets – The following table sets forth information regarding non-performing assets as of the dates indicated.  As of March 31, 2010 and June 30, 2009 the Company has no loans considered to be troubled debt restructuring within the meaning of ASC 310.

	March 31,	June 30,
	2010	2009
	(Unaudited)	(Unaudited)

Non-accrual loans, net	$588	$990
Accruing loans delinquent 90 days or more	1,234	251
Real estate owned and other repossessed assets, net	620	-
Total	$2,442	$1,241

Total non-performing assets as a percentage of total assets	0.77%	0.43%

Allowance for loan losses	$850	$525

Percent of allowance for loan losses to non-performing assets	34.8%	42.3%

NOTE 4. DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	March 31,	June 30,
	2010	2009
	(Unaudited)	(Audited)

Noninterest checking	$17,325	$15,002
Interest-bearing checking	36,964	32,664
Statement savings	29,534	26,445
Money market	27,336	26,886
Time certificates of deposit	91,112	86,202
Total	$202,271	$187,199

NOTE 5. EARNINGS PER SHARE

Basic earnings per share for the three months ended March 31, 2010 was computed using 1,074,507 weighted average shares outstanding. Earnings per share for the nine months ended March 31, 2010 was computed using 1,073,718 weighted average shares outstanding. Basic earnings per share for the three months ended March 31, 2009 was computed using 1,071,098 weighted average shares outstanding. Earnings per share for the nine months ended March 31, 2009 was computed using 1,070,087.  Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased.  The weighted average shares outstanding for the diluted earnings per share calculations was 1,223,572 for the three months ended March 31, 2010 and 1,219,358 for the three months ended March 31, 2009.  The weighted average shares outstanding for diluted earnings per share calculations was 1,222,681 for the nine months ended March 31, 2010 and 1,218,209 for the nine months ended March 31, 2009.

NOTE 6. DIVIDENDS AND STOCK REPURCHASE PROGRAM

This fiscal year Eagle has paid three dividends of $0.26 ($0.06842 on a converted basis) per share on August 28, 2009, December 4, 2009 and March 2, 2010.  A dividend of $0.06842 per share was declared on April 22, 2010, payable May 21, 2010 to stockholders of record on April 30, 2010.

At their regular meeting of January 17, 2008, the Company’s Board of Directors announced a stock repurchase program for up to 28,750 shares. The plan was suspended on December 2, 2009 when the Board of Directors announced the adoption of plan of conversion and reorganization. At that date, 5,315 shares have been purchased under this program. On April 5, 2010, the date of completion of the conversion and reorganization, the repurchase program was terminated and all then existing treasury stock was eliminated.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. FAIR VALUE DISCLOSURES

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. FASB ASC 825 allows the Company to elect to apply fair value accounting for designated instruments to improve financial reporting and mitigate volatility in reported earnings.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

FASB ASC 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, FASB ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•
Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 Inputs - Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.

While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Investment Securities Available for Sale – Securities classified as available for sale are reported at fair value utilizing Level 1 and Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. FAIR VALUE DISCLOSURES - continued

Preferred Stock – Fair Value Option – The Company elected in July 2007 to apply the fair value option to its investment in Freddie Mac and Fannie Mae preferred stock.  Freddie Mac and Fannie Mae preferred stock are reported at fair value utilizing Level 2 inputs. For these securities, because there is no active or liquid trading market, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the terms and conditions of the stock, among other things.

Loans Held for Sale – These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds based on sales contracts and commitments and are considered Level 2 inputs.

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria.

Repossessed Assets – Real Estate and other assets acquired in the settlement of loans are reported at fair value less estimated costs to dispose of the property using Level 2 inputs.  The fair values are determined by appraisals using valuation techniques consistent with the market approach using recent sales of comparable properties.  In cases where such inputs are unobservable, the balance is reflected within the Level 3 hierarchy.

Mortgage Servicing Rights – Fair values are estimated by stratifying the mortgage servicing portfolio into groups of loans with similar financial characteristics, such as loan type, interest rate, and expected maturity and are considered Level 2 inputs.  The Company obtains market survey data estimates and bid quotations from secondary market investors who regularly purchase mortgage servicing rights.  Assumptions regarding loan payoffs are determined using historical information on segmented loan categories for nonspecific borrowers.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In thousands)

Investment securities available-for-sale	$-	$91,667	$-	$91,667
Loans held-for-sale	-	2,896	-	2,896

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table summarizes financial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis as of March 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In thousands)

Impaired loans	$-	$-	$164	$164
Mortgage servicing rights	-	2,232	-	2,232
Repossessed assets	-	-	620	620

As of March 31, 2010, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance with allocation of the allowance for loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $194,000 were reduced by specific valuation allowance allocations totaling $30,000 to a total reported fair value of $164,000 based on collateral valuations utilizing Level 3 valuation inputs.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. FAIR VALUE DISCLOSURES - continued

As of March 31, 2010, mortgage servicing rights were remeasured and reported at fair value through a valuation allowance based upon the fair value of the calculated servicing rights. Servicing rights with a carrying value of $2,332,000 and no valuation allowance had a total reported fair value of $2,332,000 based on collateral valuations utilizing Level 2 valuation inputs.

Repossessed assets are recorded at market value less estimated cost to sell, and are measured for impairment by comparing the carrying value with the current fair value of the assets.  The repossessed assets had a carrying amount of $620,000, as of March 31, 2010.

Those financial instruments not subject to the initial implementation of FASB ASC 820 are required under FASB ASC 825 to have their fair value disclosed, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value.  Below is a table that summarizes the fair market values of all financial instruments of the Company at March 31, 2010, and June 30, 2009, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments not covered by FASB ASC 820.

The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is required to interpret data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	March 31,		June 30,
	2010		2009
	(Unaudited)		(Audited)
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in Thousands)	Amount	Value	Amount	Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$18,472	$18,472	$6,328	$6,328
Securities held-to-maturity	125	127	375	384
FHLB stock	2,003	2,003	2,000	2,000
Loans receivable, net	171,693	176,375	167,197	172,408
Cash value of life insurance	6,640	6,640	6,496	6,496
Financial Liabilities:
Deposits	111,159	111,159	100,997	100,997
Time certificates of deposit	91,112	92,600	86,202	88,284
Advances from the FHLB & other borrowings	60,806	64,226	67,056	70,524
Subordinated debentures	5,155	3,672	5,155	3,899

The following methods and assumptions were used by the Company in estimating the fair value of the following classes of financial instruments.

Cash and interest-bearing accounts – The carrying amounts approximate fair value due to the relatively short period of time between the origination of these instruments and their expected realization.

Securities held-to-maturity –  For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

Stock in the FHLB –The fair value of stock in the FHLB approximates redemption value.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. FAIR VALUE DISCLOSURES – continued

Loans receivable – Fair values are estimated by stratifying the loan portfolio into groups of loans with similar financial characteristics.  Loans are segregated by type such as real estate, commercial, and consumer, with each category further segmented into fixed and adjustable rate interest terms.

For mortgage loans, the Company uses the secondary market rates in effect for loans that have similar characteristics.  The fair value of other fixed rate loans is calculated by discounting scheduled cash flows through the anticipated maturities adjusted for prepayment estimates.  Adjustable interest rate loans are assumed to approximate fair value because they generally reprice within the short term.

Fair values are adjusted for credit risk based on assessment of risk identified with specific loans, and risk adjustments on the remaining portfolio based on credit loss experience.

Assumptions regarding credit risk are determined based on management’s judgment using specific borrower information, internal credit quality analysis, and historical information on segmented loan categories for non-specific borrowers.

Cash surrender value of life insurance – The carrying amount for cash surrender value of life insurance approximates fair value as policies are recorded at redemption value.

Deposits and time certificates of deposit – The fair value of deposits with no stated maturity, such as checking, passbook, and money market, is equal to the amount payable on demand.  The fair value of time certificates of deposit is based on the discounted value of contractual cash flows.  The discount rate is estimated using the rates currently offered for deposits of similar maturities.

Advances from the FHLB & Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective March 31, 2010 and June 30, 2009, respectively if the borrowings repriced according to their stated terms.

NOTE 8. RECENTLY ISSUED PRONOUNCEMENTS

GAAP Codification – On July 1, 2009, the FASB’s GAAP Codification became effective as the sole authoritative source of GAAP.  This codification reorganizes current GAAP for non-governmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic.  Existing GAAP prior to the Codification was not altered in the compilation of the GAAP Codification.  The GAAP Codification encompasses all FASB Statements of Financial Accounting Standards, Emerging Issues Task Force statements, FASB Staff Positions, FASB Interpretations, FASB Derivative Implementation Guides, American Institute of Certified Public Accountants Statement of Positions, Accounting Principles Board Opinions and Accounting Research Bulletins along with the remaining body of GAAP effective as of June 30, 2009.  Financial Statements issued for all interim and annual periods ending after September 15, 2009, will need to reference accounting guidance embodied in the Codification as opposed to referencing the previously authoritative pronouncements.

In December 2007, the FASB issued ASC 810 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary; (b) changes the way the consolidated income statement is presented; (c) establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation; (d) requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated; and (e) requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.  The accounting provisions of ASC 810 must be applied prospectively, but the presentation and disclosure requirements must be applied retrospectively to provide comparability in the financial statements.  Early adoption is prohibited.  ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is in the process of determining the impact of adopting this new accounting principle on its consolidated financial position, results of operations and cash flows

The FASB recently issued ASC 805 that requires (a) a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value as of the acquisition date; and (b) an acquirer in preacquisition periods to expense all acquisition-related costs, among various other modifications included in ASC 805.  ASC 805 requires that any adjustments to an acquired entity’s deferred tax asset and liability balance that occur after the measurement period be recorded as a component of income tax expense.  This accounting treatment is required for business combinations consummated before the effective date ASC 805 (non-prospective), otherwise ASC 805 must be applied prospectively. The presentation and disclosure requirements must be applied retrospectively to provide comparability in the financial statements.  Early adoption is prohibited.   ASC 805 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The impact of this standard is dependent upon the level of future acquisitions.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. RECENTLY ISSUED PRONOUNCEMENTS – continued

FASB ASC 815-10 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions.  The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for and how the hedges affect the entity’s financial position, financial performance and cash flows.  FASB ASC 815-10 is effective for periods beginning after November 15, 2008.  The Company will comply with the disclosure provisions of FASB ASC 815-10 to the extent it has entered into derivative transactions in the year of adoption.

On November 14, 2008, the Securities and Exchange Commission (“SEC”) issued its long-anticipated proposed International Financial Reporting Standards (“IFRS”) roadmap outlining milestones that, if achieved, could lead to mandatory transition to IFRS for U.S. domestic registrants starting in 2014.  IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB).  Under the proposed roadmap, the Company could be required through its parent company to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS for U.S. domestic registrants.  Management is currently assessing the impact that this potential change would have on the Company’s consolidated financial statements, and will continue to monitor the development of the potential implementation of IFRS.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning and protections of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  All statements other than statements of historical fact are statements that could be forward-looking statements.  You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,”  “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the asset quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	competition among depository and other financial institutions;
•	changes in the prices, values and sales volume of residential and commercial real estate in Montana;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to successfully integrate acquired entities, if any;
•	changes in consumer spending, borrowing and savings habits;
•	changes in our organization’s compensation and benefit plans;
•	our ability to continue to increase and manage our commercial and residential real estate, multi-family, and commercial business loans;
•	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
•	the level of future deposit premium assessments;
•	the impact of the current recession on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;
•	the impact of the current governmental effort to restructure the U.S. financial and regulatory system;
•	the failure of assumptions underlying the establishment of allowance for possible loan losses and other estimates;
•	changes in the financial performance and/or condition of our borrowers and their ability to repay their loans when due; and
•
the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s primary activity is its ownership of its wholly owned subsidiary, American Federal Savings Bank (the “Bank”).  The Bank is a federally chartered savings bank, engaging in typical banking activities:  acquiring deposits from local markets and investing in loans and investment securities.  The Bank’s primary component of earnings is its net interest margin (also called spread or margin), the difference between interest income and interest expense.  The net interest margin is managed by management (through the pricing of its products and by the types of products offered and kept in portfolio), and is affected by moves in interest rates.  Noninterest income in the form of fee income and gain on sale of loans adds to the Bank’s income.

The Bank has a strong mortgage lending focus, with the majority of its loans in single-family residential mortgages.  This has led to successfully marketing home equity loans to its customers, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.).  In recent years the Bank has focused on adding commercial loans to its portfolio, both real estate and non-real estate.  The purpose of this diversification is to mitigate the Bank’s dependence on the mortgage market, as well as to improve its ability to manage its spread.  The Bank’s management recognizes the need for sources of fee income to complement its margin, and the Bank now maintains a significant loan serviced portfolio, which provides a steady source of fee income.   The gain on sale of loans also provides significant fee income in periods of high mortgage loan origination volumes.  Fee income is also supplemented with fees generated from the Bank’s deposit accounts.  The Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread.  Non-maturity deposits do not automatically reprice as interest rates rise, as do certificates of deposit.

For the past three years, management’s focus has been on improving the Bank’s core earnings.  Core earnings can be described as income before taxes, with the exclusion of gain on sale of loans and adjustments to the market value of the Bank’s loan serviced portfolio.  Management believes that the Bank will need to continue to focus on increasing net interest margin, other areas of fee income, and control operating expenses to achieve earnings growth going forward.  Management’s strategy of growing the bank’s loan portfolio and deposit base is expected to help achieve these goals as follows:  loans typically earn higher rates of return than investments; a larger deposit base will yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs.  The biggest challenge to the strategy is funding the growth of the Bank’s balance sheet in an efficient manner.  Deposit growth will be difficult to maintain due to fierce competition and wholesale funding (which is usually more expensive than retail deposits) will likely be needed to supplement it.

The level and movement of interest rates impacts the Bank’s earnings as well.  The Federal Reserve’s Federal Open Market Committee (FOMC) did not change the federal funds target rate which remained at 0.25% during the quarter ended March 31, 2010.

Financial Condition

Comparisons of financial condition in this section are between March 31, 2010 and June 30, 2009.

Total assets at March 31, 2010 were $316.31 million, an increase of $26.6 million, or 9.18%, from $289.71 million at June 30, 2009. This increase in assets was primarily attributed to an increase in cash and cash equivalents and securities available-for-sale.  Total cash and cash equivalents at March 31, 2010 were $18.47 million, an increase of $12.14 million, or 191.79%, from $6.33 million at June 30, 2009. Total securities available-for-sale at March 31, 2010 was $91.67 million, an increase of $9.40 million, or 11.43%, from $82.26 million at June 30, 2009.  Premises and equipment also increased $2.25 million to $16.0 million primarily due to the opening of our Bozeman branch in October 2009. Total liabilities increased by $23.53 million to $285.45 million at March 31, 2010, from $261.92 million at June 30, 2009. Total equity increased $3.07 million to $30.86 million at March 31, 2010 from $27.79 million at June 30, 2009.

Loans receivable increased $4.50 million, or 2.69%, to $171.69 million at March 31, 2010, from $167.20 million at June 30, 2009. Real estate construction loans was the loan category with the largest increase, $3.41 million, while residential mortgage loans decreased $2.58 million as we continued to diversify lending activity away from residential real estate lending. Commercial real estate, and commercial loans also increased $1.53 million, and $2.19 million, respectively. Both home equity and consumer loans showed modest changes. Total loan originations were $100.26 million for the nine months ended March 31, 2010, with single family mortgages accounting for $67.95 million of the total. Home equity and construction loan originations totaled $11.14 million and $4.91 million, respectively, for the same period. Commercial real estate and land loan originations totaled $6.88 million. Loans held-for-sale decreased to $2.90 million at March 31, 2010 from $5.35 million at June 30, 2009. Total cash and cash equivalents increased by $12.14 million, primarily due to $14.37 million in stock orders in process received from the stock offering completed on April 5, 2010.  Securities available-for-sale increased $9.40 million, as funds from deposit growth were deployed in U.S. agency bonds, municipal securities, and collateralized mortgage obligations.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition - continued

Deposits increased $15.07 million, or 8.05%, to $202.27 million at March 31, 2010 from $187.20 million at June 30, 2009. Growth occurred in all deposit categories.  Management attributes the increase in deposits to increased marketing of checking accounts as well as customers’ desire to place funds in safe, insured deposit accounts.

Advances from the Federal Home Loan Bank and other borrowings decreased $6.25 million, or 9.32%, to $60.81 million from $67.06 million as a result of continued growth in deposits. Federal fund purchases remained at zero.

Total shareholders’ equity increased $3.07 million or 11.05%, to $30.86 million at March 31, 2010 from $27.79 million at June 30, 2009.  This was a result of net income for the period of $1.88 million and by an increase in accumulated other comprehensive income of $1.48 million (mainly due to an increase in net unrealized gains on securities available-for-sale).  All categories of securities had an increase in fair value during the period. This was partially offset by dividends paid and repurchases of common stock.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Net Income.  Eagle’s net income was $479,000 and $1.06 million for the three months ended March 31, 2010, and 2009, respectively.  The decrease of $580,000, or 54.77%, was due to a decrease in noninterest income of $805,000, and by increases in noninterest expense of $3,000 and loan loss provision of $142,000.  These were partially offset by an increase in net interest income of $160,000.   Eagle’s tax provision was $210,000 lower in the current quarter.  Basic earnings per share were $0.45 for the current period, compared to $0.99 for the previous year’s period.

Net Interest Income.  Net interest income increased to $2.47 million for the quarter ended March 31, 2010, from $2.31 million for the previous year’s quarter.  This increase of $160,000 was the result of a decrease in interest expense of $296,000 offset by a decrease in interest and dividend income of $136,000.

Interest and Dividend Income.  Total interest and dividend income was $3.69 million for the quarter ended March 31, 2010, compared to $3.82 million for the quarter ended March 31, 2009, representing a decrease of $136,000, or 3.56%.  Interest and fees on loans decreased to $2.72 million for the three months ended March 31, 2010 from $2.86 million for the same period ended March 31, 2009.  This decrease of $143,000, or 5.0%, was due primarily to the decrease in the average balances on loans for the quarter ended March 31, 2010.  Average balances for loans receivable, net, for the quarter ended March 31, 2010 were $172.50 million, compared to $180.58 million for the previous year.  This represents a decrease of $8.08 million, or 4.47%.  The average interest rate earned on loans receivable decreased by 4 basis points, from 6.34% to 6.30%.  Interest and dividends on investment securities available-for-sale (AFS) decreased slightly to $958,000 for the quarter ended March 31, 2010 from $959,000 for the same quarter last year.  Average balances on investments increased to $92.87 million for the quarter ended March 31, 2010, compared to $76.35 million for the quarter ended March 31, 2009.  The average interest rate earned on investments decreased to 4.13% from 5.06%.  Interest on deposits with banks increased to $7,000 from $5,000, due to an increase in average balances.  Average balances on deposits with banks increased to $6.70 million for the quarter ended March 31, 2010, compared to $3.48 for the quarter ended March 31, 2009.  The average rates on deposit with banks increased from 0.34% at March 31, 2009 to 0.42% at March 31, 2010.

Interest Expense.  Total interest expense decreased to $1.22 million for the quarter ended March 31, 2010, from $1.51 million for the quarter ended March 31, 2009, a decrease of $296,000, or 19.58%, primarily due to decreases in interest paid on deposits.  Interest on deposits decreased to $486,000 for the quarter ended March 31, 2010, from $770,000 for the quarter ended March 31, 2009.  This decrease of $284,000, or 36.88%, was the result of a 0.73% decrease in average rates paid on deposit accounts.  Interest bearing checking accounts decreased in average rates paid from 0.31% to 0.19%, and money market accounts decreased from 1.02% to 0.32%.  Average balances in interest-bearing deposit accounts increased to $183.27 million for the quarter ended March 31, 2010, compared to $171.76 million for the same quarter in the previous year. A small decrease in the average balance of borrowings, partially offset by an increase in the average rate paid, resulted in a decrease in interest paid on borrowings to $730,000 versus $742,000 paid in the previous year’s quarter.  The average rate paid on borrowings increased from 4.06% last year to 4.20% this year.  The average rate paid on liabilities decreased 55 basis points from the quarter ended March 31, 2009 to the quarter ended March 31, 2010.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2010 and 2009 - continued

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle’s subsidiary, American Federal Savings Bank (the “Bank”), to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions, and past due loans in portfolio.  The Bank’s policies require a review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  The Bank took $214,000 in provision for loan losses for the quarter ended March 31, 2010 and $72,000 in the quarter ended March 31, 2009.  This was due an increase in loan delinquencies and to the weakened national and local economy.  Total classified loans, net of allowance for losses, increased from $1.60 million at June 30, 2009 to $3.54 million at March 31, 2010. Total real estate and other assets acquired in settlement of loans, net of allowance for losses increased from zero at June 30, 2009 to $620,000 at March 30, 2010.

Noninterest Income. Total noninterest income decreased to $721,000 for the quarter ended March 31, 2010, from $1.53 million for the quarter ended March 31, 2009, a decrease of $805,000 or 52.75%.  This decrease is principally due to a decrease of $659,000 in net gain on sale of loans to $190,000 for the quarter ended March 31, 2010 from $849,000 for the quarter ended March 31, 2009.  Continually, mortgage loan servicing fees decreased $163,000.  This decrease, though partially offset by increases in mortgage loan servicing fees, is solely due to an adjustment (a recapture of a provision for valuation allowance from a previous period) for valuation allowance on mortgage serving rights of $192,000 that occurred in the quarter ended March 31, 2009.  No provision, or adjustment, for valuation allowance on mortgage servicing rights was incurred in the quarter ended March 31, 2010. The service charges on deposit accounts decreased to $171,000 from $179,000 due to less activity.

Noninterest Expense.  Noninterest expense increased by $3,000 or 0.13% to $2.25 million for the quarter ended March 31, 2010, from $2.25 million for the quarter ended March 31, 2009.  This increase was primarily due to increases in salaries and employee benefits of $77,000, occupancy costs of $57,000, and federal insurance premiums of $11,000.  The increase in salaries and employee benefits expense was due to merit raises, and other inflationary items such as health insurance premiums.  Increases in occupancy costs were due to the opening of the Skyway branch in Helena, Montana in January 2009 and the Oak Street branch in Bozeman, Montana in October 2009.  Federal deposit insurance premiums increased due to the expiration of credits and FDIC assessment rates increases for all federally insured financial institutions.  These items were partially offset by a decrease of $139,000 in the amortization of mortgage servicing rights.  This decrease resulted from fewer prepayments of mortgage loans occurring in the current period.  Other expense categories showed minor changes.

Income Tax Expense.  Eagle’s income tax expense was $244,000 for the quarter ended March 31, 2010, compared to $454,000 for the quarter ended March 31, 2009.  The effective tax rate for the quarter ended March 31, 2010 was 33.7% and was 30.0% for the quarter ended March 31, 2009.

Results of Operations for the Nine Months Ended March 31, 2010 and 2009

Net Income.  Eagle’s net income was $1.88 million and $1.48 million for the nine months ended March 31, 2010 and 2009, respectively.  The increase of $394,000, or 26.57%, in net income was the result of an increase in net interest income of $384,000 and an increase in noninterest income of $1.25 million, partially offset by an increase in noninterest expense of $686,000, and an increase in provision for loan loss of $350,000.  Eagle’s tax provision was $208,000 higher in the current period.  Basic earnings per share for the period ended March 31, 2010 were $1.75 compared to $1.39 per share for the period ended March 31, 2009.

Net Interest Income.  Net interest income increased to $7.30 million for the nine months ended March 31, 2010 from $6.91 million for the nine months ended March 31, 2009.  This increase of $384,000 was the result of a decrease in an interest and dividend income of $373,000 offset by a significant decrease in interest expense of $757,000 attributable to lower funding costs on deposits.

Interest and Dividend Income.  Total interest and dividend income was $11.21 million for the nine months ended March 31, 2010, compared to $11.58 million for the same period ended March 31, 2009, representing a decrease of $373,000, or 3.22%.  Interest and fees on loans decreased to $8.21 million for 2010 from $8.65 million for 2009.  This decrease of $447,000, or 5.17%, was due to a decrease in the average balances of loans receivable for the nine months ended March 31, 2010 and by a decrease in the average interest rate on such loans.  Average balances for loans receivable, net, for this period were $171.94 million, compared to $178.43 million for the previous year.  This is a decrease of $6.49 million, or 3.64%.  The average interest rate earned on loans receivable decreased by 10 basis points, to 6.36% from 6.46%.  Interest and dividends on investment securities available-for-sale (AFS) increased to $2.97 million for the nine months ended March 31, 2010 from $2.90 million for the same period ended March 31, 2009.  Interest on deposits with banks increased to $22,000 from $15,000.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended March 31, 2010 and 2009 - continued

Interest Expense.  Total interest expense decreased to $3.91 million for the nine months ended March 31, 2010 from $4.67 million for the nine months ended March 31, 2009, a decrease of $757,000, or 16.22%.  Interest on deposits decreased to $1.69 million for the nine months ended March 31, 2010 from $2.46 million for the nine months ended March 31, 2009.  This decrease of $776,000, or 31.52%, was the result of a decrease in average rates paid on deposit accounts offset by an increase in average balances in deposit accounts.  Average rates paid on certificates of deposit decreased from 2009 to 2010, and the average rate paid on all liabilities decreased by 70 basis points from the nine month period ended March 31, 2009 to the nine month period ended March 31, 2010.  Average balances in interest-bearing deposits increased to $179.77 million for the nine month period ended March 31, 2010 compared to $168.27 million for the same period in the previous year.  Interest paid on borrowings increased to $2.22 million for the nine months ended March 31, 2010 from $2.21 million for the same period ended March 31, 2009.  The increase in borrowing costs was due to increases in the average rate.  Average balances of borrowings decreased to $72.04 million in 2010 compared to $72.77 million in 2009.  The average rate paid on borrowings increased 8 basis points from 2009 to 2010.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending, national and local economies, and past due loans in portfolio.  The Bank’s policies require the review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  For the nine month period ended March 31, 2010, $456,000 was provided for loan losses.  For the nine month period ended March 31, 2009 $106,000 was provided for loan losses.  Total classified loans, net of allowance for losses, increased from $1.60 million at June 30, 2009 to $3.54 million at March 31, 2010, and total 2.08% of total loans.  Total real estate and other assets acquired in settlement of loans, net of allowance for losses increased from zero at June 30, 2009 to $620,000 at March 30, 2010.

Noninterest Income.  Total noninterest income increased to $2.72 million for the nine months ended March 31, 2010, from $1.47 for the nine months ended March 31, 2009, an increase of $1.25 million.  This increase is principally due to loss experienced in the prior period in market value on investments in certain preferred stock, issued by Fannie Mae and Freddie Mac which is accounted for under Statement of Financial Accounting Standard FASB ASC 825 Fair Value Option for Financial Assets and Financial Liabilities.  For the nine month period ending March 31, 2009, the market value of Fannie Mae and Freddie Mac preferred stock, owned by Eagle, decreased $1.30 million.  These securities, however, were sold during the nine month period ending March 31, 2010.  A gain in the value of these preferred stocks of $84,000 was recognized during the nine month period ending March 31, 2010.  These preferred stocks were sold in November and December 2009, and as such, they have a zero balance as of March 31, 2010.  Net gain on sale of loans decreased to $979,000 for the nine months ended March 31, 2010 from $1.27 million for the nine months ended March 31, 2009, a decrease of $291,000, or 22.91%.  This decrease was due to selling fewer mortgage loans during the current period, which resulted from lower mortgage loan originations during the period.  The Bank sold $59.37 million mortgage loans during the nine months ended March 31, 2010 compared to $68.74 million during the nine months ended March 31, 2009, a decrease of $9.37 million, or 13.63%.  Other categories of noninterest income showed minor changes.

Noninterest Expense.  Noninterest expense increased by $686,000, or 11.14% to $6.84 million for the nine months ended March 31, 2010, from $6.16 million for the nine months ended March 31, 2009.  This increase was primarily due to increases in salaries and employee benefits of $235,000, occupancy expenses of $159,000, federal deposit insurance premiums of $126,000, and legal, accounting and examination fees of $63,000.  The increase in salaries and employee benefits expense was due to a slightly larger staff, merit raises, and other inflationary items such as health insurance premiums.  Increases in occupancy expenses were due to the opening of the Skyway branch in Helena, Montana in January 2009 and the Oak Street branch in Bozeman, Montana in October 2009.  Federal deposit insurance premiums increased due to the expiration of credits and FDIC assessment rate increases for all federally insured financial institutions.  Legal, accounting, and examination fees, increased due to procedures performed in preparation for complying with certain provisions of the Sarbanes Oxley Act.  Other categories of noninterest expense showed modest changes.

Income Tax Expense.  Eagle’s income tax expense was $843,000 for the nine months ended March 31, 2010, compared to $635,000 for the nine months ended March 31, 2009.  The effective tax rate for the nine months ended March 31, 2010 was 30.99% and was 29.98% for the nine months ended March 31, 2009.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity, Interest Rate Sensitivity and Capital Resources

The company’s subsidiary, American Federal Savings Bank (the Bank), is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations.  The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings.  The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages.  For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined.  In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets.  “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Seattle.  The Bank exceeded those minimum ratios as of both March 31, 2010 and June 30, 2009.

The Bank’s primary sources of funds are deposits, repayment of loans and mortgage-backed and collateralized mortgage obligation securities, maturities of investments, funds provided from operations, and advances from the Federal Home Loan Bank of Seattle and other borrowings.  Scheduled repayments of loans and mortgage-backed and collateralized mortgage obligation securities and maturities of investment securities are generally predictable.  However, other sources of funds, such as deposit flows and loan prepayments, can be greatly influenced by the general level of interest rates, economic conditions and competition.  The Bank uses liquidity resources principally to fund existing and future loan commitments.  It also uses them to fund maturing certificates of deposit, demand deposit withdrawals and to invest in other loans and investments, maintain liquidity, and meet operating expenses.

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on commitments to make loans and management’s assessment of the bank’s ability to generate funds.

At December 31, 2009 (the most recent report available), the Bank’s measure of sensitivity to interest rate movements, as measured by the OTS in a 200 basis point rise in interest rates scenario, slightly increased to 258 basis points from 240 basis points at September 30, 2009.  The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.  The Bank’s tier I core capital ratio, as measured by the OTS, decreased from 9.36% as of December 31, 2009 to 9.15% as of March 31, 2010.  The Bank’s strong capital position mitigates its interest rate risk exposure.

As of March 31, 2010, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At March 31, 2010, the Bank’s tangible, core, and risk-based capital ratios amounted to 9.15%, 9.15%, and 13.72%, respectively, compared to regulatory requirements of 1.50%, 3.00%, and 8.00%, respectively.  See the following table (amounts in thousands):

	At March 31, 2010
	(Unaudited)
	Dollar	% of
	Amount	Assets
Tangible capital:
Capital level	$28,258	9.15
Requirement	4,635	1.50
Excess	23,623	7.65

Core capital:
Capital level	28,258	9.15
Requirement	9,270	3.00
Excess	18,988	6.15

Risk-based capital:
Capital level	29,078	13.72
Requirement	16,951	8.00
Excess	12,127	5.72

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impact of Inflation and Changing Prices

Our financial statements and the accompanying notes have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation.  The impact of inflation is reflected in the increased cost of our operations.  Interest rates have a greater impact on our performance than do the general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONTROLS AND PROCEDURES

Item 4.  Controls and Procedures

Based on their evaluation, the Company’s Chief Executive Officer, Peter J. Johnson, and Chief Financial Officer, Clint J. Morrison, have concluded the Company’s disclosure controls and procedures are effective as of March 31, 2010 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  During the last fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors.

This item has been omitted based on Eagle’s status as a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

At its regular meeting of January 17, 2008, the Board of Directors of Eagle Bancorp announced a stock repurchase program for up to 28,750 shares.  The plan was suspended on December 2, 2009 when the Board of Directors of Eagle Bancorp announced the adoption of a plan of conversion and reorganization for the conversion of Eagle Financial MHC to the stock form and an offering of stock by Eagle Bancorp Montana, Inc.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

Part II - OTHER INFORMATION (CONTINUED)

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1 Certification by Peter J. Johnson, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Clint J. Morrison, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Peter J. Johnson, Chief Executive Officer, and Clint J. Morrison, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EAGLE BANCORP AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP MONTANA, INC.

Date: May 12, 2010	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: May 12, 2010	By:	/s/ Clint J. Morrison
Clint J. Morrison
Senior Vice President/CFO