Form 10-K
period 2010-06-30
Eagle Bancorp Montana, Inc.
filed 2010-09-20
CIK 1478454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)	FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to

Commission file number	1-34682

Eagle Bancorp Montana, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-1449820
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1400 Prospect Avenue, Helena, MT	59601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	406-442-3080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $0.01	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:

(Title of Class)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No
           Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No
           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes ☒ No

           The aggregate market value of the common stock held by non-affiliates of Eagle, computed by reference to the closing price at which the stock was sold as of December 31, 2009 was $11,481,000. The outstanding number of shares of common stock of Eagle as of August 31, 2010, was 4,083,127.

DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end is incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning and protections of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements include, but are not limited to: (i) statements of our goals, intentions and expectations; (ii) statements regarding our business plans, prospects, growth and operating strategies; (iii) statements regarding the asset quality of our loan and investment portfolios; and (iv) estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	changes in the prices, values and sales volume of residential and commercial real estate in Montana;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in our organization, compensation and benefit plans;

•	our ability to continue to increase and manage our commercial and residential real estate, multi-family, and commercial business loans;

•	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;

•	the level of future deposit premium assessments;

•	the impact of the current recession on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;

•	the impact of the current restructuring of the U.S. financial and regulatory system;

•	the failure of assumptions underlying the establishment of allowance for possible loan losses and other estimates;

•	changes in the financial performance and/or condition of our borrowers and their ability to repay their loans when due; and

•

the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as other reports that we file with the SEC.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

General

Eagle Bancorp Montana, Inc. (“Eagle” or “the Company”), is a Delaware corporation that holds 100% of the capital stock of American Federal Savings Bank (“American Federal” or “the Bank”), a federally chartered stock savings bank headquartered in Helena, Montana. Eagle’s principal business is to hold the capital stock of American Federal. On April 5, 2010, Eagle completed a second-step conversion from the partially-public mutual holding company structure to the fully publicly-owned stock holding company structure. As part of that transaction it also completed a related stock offering. As a result of the conversion and offering, the Company became the stock holding company for American Federal Savings Bank, and Eagle Financial MHC and Eagle Bancorp ceased to exist. The Company sold a total of 2,464,274 shares of common stock at a purchase price of $10.00 per share in the offering for gross proceeds of $24.6 million. Concurrent with the completion of the offering, each share of Eagle Bancorp common stock owned by the public was exchanged for 3.800 shares of the Company’s common stock owned immediately prior to completion of the transaction.

American Federal was founded in 1922 as a Montana chartered building and loan association and has conducted operations in Helena since that time. In 1975, the Bank adopted a federal thrift charter. The Bank currently has six full service offices. We also have six automated teller machines located in our market area and we participate in the CashCard® and Money Pass® ATM networks. The Bank’s website can be found at www.americanfederalsavingsbank.com.

Business Strategy

Our strategy is to continue our profitability through building a diversified loan portfolio and positioning the Bank as a full-service community bank that offers both retail and commercial loan and deposit products in all of its markets. We believe that this focus will enable us to continue to grow our franchise, while maintaining our commitment to customer service, high asset quality, and sustained net earnings. The following are the key elements of our business strategy:

•

Continue to diversify our portfolio by emphasizing our recent growth in commercial real estate and commercial business loans as a complement to our traditional single family residential real estate lending;

•	Continue to emphasize the attraction and retention of lower cost long-term core deposits;

•	Seek opportunities where presented to acquire other institutions or expand our branch structure;

•	Maintain our high asset quality levels; and

•	Operate as a community-oriented independent financial institution that offers a broad array of financial services with high levels of customer service.

Our results of operations may be significantly affected by our ability to effectively implement our business strategy including our plans for expansion through strategic acquisitions. If we are unable to effectively integrate and manage acquired or merged businesses or attract significant new business through our branching efforts, our financial performance may be negatively affected.

Market Area

From our headquarters in Helena, Montana, we operate six full service retail banking offices, including our main office. Our other full service branches are located in Helena – Neill (opened 1987), Helena - Skyway (opened 2009), Bozeman (opened 1980, relocated 2009), Butte (opened 1979) and Townsend (opened 1979), Montana. The original Bozeman branch opened in 1980 was closed August 1, 2010 due to reduced use by customers as a result of the new location opened in October 2009 approximately one mile away.

Montana is one of the largest states in terms of land mass but ranks as one of the least populated states. According to U.S. Census Bureau data for 2008, it had a population of 967,440. Helena, where we are headquartered, is the county seat of Lewis and Clark County, which has a population of approximately 59,300 and is located within 120 miles of four of Montana’s other five largest cities: Missoula, Great Falls, Bozeman and Butte. It is approximately midway between Yellowstone and Glacier National Parks. Helena is also Montana’s state capital. Its economy has shown moderate growth, in terms of both employment and income. State government and the numerous offices of the federal government comprise the largest employment sector. Helena also has significant employment in the service industries. Specifically, it has evolved into a central health care center with employment in the medical and the supporting professions as well as the medical insurance industry. The local economy is also dependent to a lesser extent upon ranching and agriculture. These have been more cyclical in nature and remain vulnerable to severe weather conditions, increased competition, both domestic and international, as well as commodity prices.

Bozeman is approximately 95 miles southeast of Helena. It is located in Gallatin County, which has a population of approximately 80,900. Bozeman is home to Montana State University and experienced fairly significant growth from 1990 to 2007, in part due to the growth of the University as well as the increased tourism for resort areas in and near Bozeman. Agriculture, however, remains an important part of Bozeman’s economy. Bozeman has also become an attractive location for retirees, primarily from the West Coast, owing to its many winter and summer recreational opportunities and the presence of the University. Of our four communities that we serve, Bozeman has experienced the largest impact of the national and global economic downturn.

Butte, Montana is approximately 64 miles southwest of Helena. Butte and the surrounding Silver-Bow County have a population of approximately 32,800. Butte’s economy is somewhat reliant on the mining industry. Butte’s economy has been volatile from the fluctuations in metal and mineral commodity prices.

Townsend is the smallest community in which we operate. It has a population of about 2,000. Many of its residents commute to other Montana locations for work. Other employment in Townsend is primarily in agriculture and services. Townsend is approximately 32 miles southeast of Helena.

Competition

We face strong competition in our primary market area for the attraction of retail deposits and the origination of loans. Historically, Montana was a unit banking state. This means that the ability of Montana state banks to create branches was either prohibited or significantly restricted. As a result of unit banking, Montana has a significant number of independent financial institutions serving a single community in a single location. While the state’s population is approximately 967,440 people, there are 62 credit unions in Montana as well as two federally chartered thrift institutions, and 75 commercial banks as of June 30, 2010. Our most direct competition for depositors has historically come from locally owned and out-of-state commercial banks, thrift institutions and credit unions operating in our primary market area. The number of such competitor locations has increased significantly in recent years. Our competition for loans also comes from banks, thrifts and credit unions in addition to mortgage bankers and brokers. Our principal market areas can be characterized as markets with moderately increasing incomes, relatively low unemployment, increasing wealth (particularly in the growing resort areas such as Bozeman), and moderate population growth.

Lending Activities

General.

American Federal Savings Bank primarily originates one- to four-family residential real estate loans and, to a lesser extent, commercial real estate loans, real estate construction loans, home equity loans, consumer loans and commercial business loans. Commercial real estate loans include loans on multi-family dwellings, loans on nonresidential property and loans on developed and undeveloped land. Home equity loans include loans secured by the borrower’s primary residence. Typically, the property securing such loans is subject to a prior lien. Consumer loans consist of loans secured by collateral other than real estate, such as automobiles, recreational vehicles and boats. Personal loans and lines of credit are made on deposits held by the Bank and on an unsecured basis. Commercial business loans consist of business loans and lines of credit on a secured and unsecured basis.

Loan Portfolio Composition.

The following table analyzes the composition of the Bank’s loan portfolio by loan category at the dates indicated:

	At June 30,

	2010		2009

	(Dollars in thousands)
	Amount	Percent of Total	Amount	Percent of Total
Real estate loans:
Residential mortgage (one- to four-family) (1)	$73,010	42.81%	$79,216	47.26%
Commercial real estate	41,677	24.44%	36,713	21.90%
Real estate construction	7,016	4.11%	4,642	2.77%

Total real estate loans	121,703	71.36%	120,571	71.93%

Other loans:
Home equity	29,795	17.46%	28,676	17.11%
Consumer	9,613	5.64%	10,835	6.46%
Commercial	9,452	5.54%	7,541	4.50%

Total other loans	48,860	28.64%	47,052	28.07%

Total loans	170,563	100.00%	167,623	100.00%

Less:
Deferred loan fees	(39)		(99)
Allowance for loan losses	1,100		525

Total loans, net	$169,502		$167,197

(1)	Excludes loans held for sale.

Fee Income.

American Federal Savings Bank receives lending related fee income from a variety of sources. Its principal source of this income is from the origination and servicing of sold mortgage loans. Fees generated from mortgage loan servicing, which generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing for loans held by others, were $770,000 and $628,000 for the years ended June 30, 2010 and 2009, respectively. Other loan related fee income for contract collections, late charges, credit life commissions and credit card fees were $73,000 and $78,000 for the years ended June 30, 2010 and 2009, respectively.

Loan Maturity Schedule.

The following table sets forth the estimated maturity of the loan portfolio of the Bank at June 30, 2010. Balances exclude deferred loan fees and allowance for loan losses. Scheduled principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of a loan is typically substantially less than its contractual terms because of prepayments. In addition, due on sale clauses on loans generally give American Federal Savings Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property, subject to the mortgage, and the loan is not paid off. All mortgage loans are shown to be maturing based on the date of the last payment required by the loan agreement, except as noted.

Loans having no stated maturity, those without a scheduled payment, demand loans and matured loans, are shown as due within six months.

	Within 6 Months	6 to 12 Months	More than 1 year to 2 years	More than 2 years to 5 years	Over 5 years	Total

	(In thousands)
Residential mortgage (one- to four-family) (1)	$—	$46	$253	$2,557	$73,615	$76,471
Commercial real estate and land (1)	429	6,582	2,278	5,665	30,957	45,911
Real estate construction	2,899	4,117	—	—	—	7,016
Home equity	334	3,881	3,666	11,671	10,243	29,795
Consumer	336	738	786	5,654	2,099	9,613
Commercial	235	4,793	204	2,014	2,206	9,452

Total loans (1)	$4,233	$20,157	$7,187	$27,561	$119,120	$178,258

(1)	Includes loans held for sale.

The following table sets forth the dollar amount of all loans, at June 30, 2010, due after June 30, 2011, which have fixed interest rates and which have floating or adjustable interest rates:

	Fixed	Adjustable	Total

	(Dollars in thousands)

Residential mortgage (one- to four-family)	$58,367	$18,058	$76,425
Commercial real estate and land	38,259	641	38,900
Home equity	21,469	4,111	25,580
Consumer	7,864	675	8,539
Commercial	3,999	425	4,424

Total loans (1)	$129,958	$23,910	$153,868

Percent of total	84.46%	15.54%	100.00%

(1)	Due after June 30, 2011.

The following table sets forth information with respect to our loan originations, purchases and sales activity for the periods indicated:

	Ended June 30,
	2010	2009

	(In thousands)

Net loans receivable at beginning of period (1)	$172,546	$175,519

Loans originated:
Residential mortgage (one- to four-family)	89,428	164,657
Commercial real estate and land	15,573	21,500
Real estate construction	9,193	4,672
Home equity	18,438	20,043
Consumer	6,685	8,341
Commercial	10,354	8,789

Total loans originated	149,671	228,002

Loans sold:
Whole loans	76,925	125,232
Commercial construction	—	6,000

Total loans sold	76,925	131,232

Principal repayments and loan refinancings	67,440	99,509

Deferred loan fees decrease (increase)	60	(9)

Allowance for losses decrease (increase)	(715)	(225)

Net loan increase (decrease)	4,651	(2,973)

Net loans receivable at end of period (1)	$177,197	$172,546

(1)	Includes loans held for sale.

Residential Lending.

The Bank’s primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Bank’s market area. Approximately 42.81% of the bank’s loans as of June 30, 2010 were comprised of such loans. American Federal generally originates one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or the selling price of the mortgaged property without requiring private mortgage insurance. A mortgage loan originated by the Bank, whether fixed rate or adjustable rate, can have a term of up to 30 years. The Bank holds substantially all of its adjustable rate and its 8, 10 and 12-year fixed rate loans in portfolio. Adjustable rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan. The Bank’s fixed rate 15-year and 20-year loans are held in portfolio or sold in the secondary market depending on market conditions. Generally, all 30-year fixed rate loans are sold in the secondary market. The volume of loan sales is dependent on the volume, type and term of loan originations.

The Bank obtains a significant portion of its noninterest income from servicing loans sold. The Bank offers many of the fixed rate loans it originates for sale in the secondary market on a servicing retained basis. This means that we process the borrower’s payments and send them to the purchaser of the loan. This retention of servicing enables the Bank to increase fee income and maintain a relationship with the borrower. Servicing income was $770,000 for the year ended June 30, 2010. At June 30, 2010, American Federal Savings Bank had $285.51 million in residential mortgage loans and $11.91 million in commercial real estate loans sold with servicing retained. American Federal Savings Bank does not ordinarily purchase home mortgage loans from other financial institutions.

Property appraisals on real estate securing the Bank’s single-family residential loans are made by state certified and licensed independent appraisers who are approved annually by the board of directors. Appraisals are performed in accordance with applicable regulations and policies. American Federal Savings Bank generally obtains title insurance policies on all first mortgage real estate loans originated. On occasion, refinancings of mortgage loans are approved using title reports instead of title insurance. Title reports are also allowed on home equity loans. Borrowers generally remit funds with each monthly payment of principal and interest, to a loan escrow account from which American Federal Savings Bank makes disbursements for such items as real estate taxes and hazard and mortgage insurance premiums as they become due.

Home Equity Loans.

American Federal Savings Bank also originates home equity loans. These loans are secured by the borrowers’ primary residence, but are typically subject to a prior lien, which may or may not be held by the Bank. At June 30, 2010, $29.80 million or 17.47% of our total loans were home equity loans. Borrowers may use the proceeds from the Bank’s home equity loans for many purposes, including home improvement, debt consolidation, or other purchasing needs. The Bank offers fixed rate, fixed payment home equity loans as well as variable and fixed rate home equity lines of credit. Fixed rate home equity loans typically have terms of no longer than 15 years.

Although home equity loans are secured by real estate, they carry a greater risk than first lien residential mortgages because of the existence of a prior lien on the property securing the loan, as well as the flexibility the borrower has with respect to the loan proceeds. American Federal Savings Bank attempts to minimize this risk by maintaining conservative underwriting policies on such loans. We generally make home equity loans for up to only 85% of appraised value of the underlying real estate collateral, less the amount of any existing prior liens on the property securing the loan.

Commercial Real Estate and Land Loans.

American Federal Savings Bank originates commercial real estate mortgage and land loans, including both developed and undeveloped land loans, and loans on multi-family dwellings. Commercial real estate and land loans made up 24.44% of the Bank’s total loan portfolio, or $41.68 million at June 30, 2010. The majority of these loans are non-residential commercial real estate loans. American Federal Savings Bank’s commercial real estate mortgage loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by the Bank will not exceed 75% of the appraised value or the selling price of the property, whichever is less. The average loan size is approximately $196,000 and is typically made with fixed rates of interest and 5- to 15-year maturities. Upon maturity, the loan is repaid or the terms and conditions are renegotiated. Generally, all originated commercial real estate loans are within the market area of the Bank and all are within the state of Montana. American Federal Savings Bank’s largest single commercial real estate loan had a balance of approximately $1.42 million (net of $5.68 million sold to the Montana Board of Investments) on June 30, 2010, and is secured by a professional office building.

Real Estate Construction Lending.

American Federal Savings Bank also lends funds for the construction of one- to-four-family homes and commercial real estate. Real estate construction loans are made both to individual homeowners for the construction of their primary residence and, to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for sale in the future. Real estate construction loans accounted for $7.02 million or 4.11% of the Bank’s loan portfolio at June 30, 2010.

Consumer Loans.

As part of its strategy to invest in higher yielding shorter term loans, American Federal Savings Bank emphasized growth of its consumer lending portfolio in recent years. This portfolio includes personal loans secured by collateral other than real estate, unsecured personal loans and lines of credit, and loans secured by deposits held by the Bank. As of June 30, 2010, consumer loans totaled $9.6 million or 5.64% of the Bank’s total loan portfolio. These loans consist primarily of auto loans, RV loans, boat loans, personal loans and credit lines and deposit account loans. Consumer loans are originated in the Bank’s market area and generally have maturities of up to 7 years. For loans secured by savings accounts, American

Federal Savings Bank will lend up to 90% of the account balance on single payment loans and up to 100% for monthly payment loans.

Consumer loans have a shorter term and generally provide higher interest rates than residential loans. Consumer loans can be helpful in improving the spread between average loan yield and cost of funds and at the same time improve the matching of the maturities of rate sensitive assets and liabilities. Increasing its consumer loans has been a major part of the Bank’s strategy of operating more like a commercial bank than a traditional savings bank.

The underwriting standards employed by American Federal Savings Bank for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

Commercial Business Loans.

Commercial business loans amounted to $9.45 million, or 5.54% of the Bank’s total loan portfolio at June 30, 2010. American Federal Savings Bank’s commercial business loans are traditional business loans and are not secured by real estate. Such loans may be structured as unsecured lines of credit or may be secured by inventory, accounts receivable or other business assets. While the commercial business loan portfolio amounted to only 5.54% of the total portfolio at June 30, 2010, American Federal Savings Bank intends to increase such lending by focusing on market segments which it has not previously emphasized, such as business loans to doctors, lawyers, architects and other professionals as well as to small businesses within its market area. Our management believes that this strategy provides opportunities for growth, without significant additional cost outlays for staff and infrastructure.

Commercial business loans of this nature usually involve greater credit risk than one- to four-family residential mortgage loans. The collateral we receive is typically related directly to the performance of the borrower’s business which means that repayment of commercial business loans is dependent on the successful operations and income stream of the borrower’s business. Such risks can be significantly affected by economic conditions. In addition, commercial lending generally requires substantially greater oversight efforts compared to residential real estate lending.

Loans to One Borrower.

Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus. As of June 30, 2010, our largest aggregation of loans to one borrower was approximately $3.69 million. This consisted of one commercial real estate loan secured by a detention facility and one commercial real estate construction loan secured by a separate detention facility. The commercial real estate loan has a principal balance of $6.93 million, and 90%, or $6.23 million, of it was sold to the Montana Board of Investments, leaving the net balance to the Bank of $0.69 million. The commercial real estate construction loan is to the same borrower for the construction of another detention facility. As of June 30, 2010, the Bank’s portion of the construction loan had a principal balance of $3.0 million, and the remaining $9.10 million of the loan was held by another bank. The construction was completed in August 2010, and the Bank refinanced the entire loan into $12.10 million of permanent financing with 90% of the loan guaranteed by the USDA Rural Development. Due to the USDA Rural Development guarantee, 90% of this loan, or $10.89 million, is not included in the limitations to a single borrower. The Bank entered into an interest rate swap with a third party to change the underlying cash flows to be a variable market rate tied to one-month LIBOR. At June 30, 2010, these loans were performing in accordance with their terms. The Bank maintains the servicing for both these loans.

Loan Solicitation and Processing.

Our customary sources of mortgage loan applications include repeat customers, walk-ins, and referrals from home builders and real estate brokers. We also advertise in local newspapers and on local radio and television. We currently have the ability to accept online mortgage loan applications and provide pre-approvals through our website. Our branch managers and loan officers located at our headquarters and in branches, have authority to approve certain types of loans when presented with a completed application. Other loans must be approved at our main offices as disclosed below. No loan consultants or loan brokers are currently used by us for either residential or commercial lending activities.

After receiving a loan application from a prospective borrower, a credit report and verifications are obtained to confirm specific information relating to the loan applicant’s employment, income and credit standing. When required by our policies, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent fee appraiser. In connection with the loan approval process, our staff analyze the loan applications and the property involved. Officers and branch managers are granted lending authority based on the kind of loan types where they possess expertise and their level of experience. We have established a series of loan committees to approve any loans which may exceed the lending authority of particular officers or branch managers. A quorum (five directors) of the board of directors is required for approval of any loan, or aggregation of loans to a single borrower, that exceeds $1,250,000.

Loan applicants are promptly notified of the decision by a letter setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate basis, amortization term, a brief description of real estate to be mortgaged, tax escrow and the notice of requirement of insurance coverage to be maintained. We generally require title insurance on first mortgage loans and fire and casualty insurance on all properties securing loans, which insurance must be maintained during the entire term of the loan.

Loan Commitments.

We generally provide commitments to fund fixed and adjustable-rate single-family mortgage loans for periods up to 60 days at a specified term and interest rate, and other loan categories for shorter time periods. The total amount of our commitments to extend credit as of June 30, 2010, was approximately $9.03 million, $5.58 million of which was for residential mortgage loans.

Nonperforming Loans and Problem Assets

Collection Procedures.

Generally, our collection procedures provide that when a loan is 15 or more days delinquent, the borrower is sent a past due notice. If the loan becomes 30 days delinquent, the borrower is sent a written delinquency notice requiring payment. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower, including face to face meetings and counseling to resolve the delinquency. All collection actions are undertaken with the objective of compliance with the Fair Debt Collection Act.

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. As of June 30, 2010, American Federal Savings Bank had $618,000 of real estate owned.

Loans are reviewed on a quarterly basis and are placed on non-accrual status when they are more than 90 days delinquent. Loans may be placed on non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At June 30, 2010, we had $2.81 million ($2.40 million net of specific reserves for loan losses) of loans that were nonperforming and held on non-accrual status.

Delinquent Loans.

The following table provides information regarding the Bank’s loans that are delinquent 30 to 89 days at June 30, 2010:

	Number	Amount	Percentage of Total Delinquent Loans

	(Dollars in thousands)

Loan type:
Residential mortgage (one- to four-family)	7	$596	41.85%
Real estate construction
Commercial real estate and land	2	230	16.15%
Home equity	9	447	31.39%
Consumer	14	117	8.22%
Commercial business	2	34	2.39%

Total	34	$1,424	100.00%

Nonperforming Assets.

The following table sets forth information regarding American Federal Savings Bank’s nonperforming assets as of the dates indicated. As of June 30, 2010, the Bank had no loans considered to be a troubled debt restructuring within the meaning of FASB ASC 310 Receivables.

	At June 30,
	2010	2009

	(Dollars in thousands)

Non-accrual loans
Real estate loans:
Residential mortgage (one- to four-family)	$754	$265
Real estate construction	650	—
Commercial real estate and land	1,316	527
Home equity	40	—
Consumer	12	26
Commercial business	10	184
Accuring loans delinquent 90 days or more	29	251

Total nonperforming loans	2,811	1,253
Real estate owned and other repossed property	619	—

Total nonperforming assets	$3,430	$1,253

Total nonperforming loans to net loans	1.65%	0.75%
Total nonperforming loans to total assets	0.86%	0.43%
Total nonperforming assets to total assets	1.05%	0.43%

During the year ended June 30, 2010, the Bank had no foreclosed real estate resulting in a loss. During the year ended June 30, 2010, a minimal amount of interest was recorded on loans previously accounted for on a non-accrual basis.

Classified Assets.

Management, in compliance with regulatory guidelines, conducts an internal loan review program, whereby loans are placed or classified in categories depending upon the level of risk of nonpayment or loss. These categories are special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful, management is required to establish an allowance for loan losses in an amount that is deemed prudent. When management classifies a loan as a loss asset, an allowance equal up to 100% of the loan balance is required to be established or the loan is required to be charged-off. The allowance for loan losses is composed of an allowance for both inherent risk associated with lending activities and specific problem assets.

Management’s evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. In addition, each loan that exceeds $500,000 and each group of loans that exceeds $500,000 is monitored more closely. The following table reflects our classified assets as of the dates indicated:

	At June 30,

	2010	2009

	(Dollars in thousands)

Residential mortgage (one- to four-family):
Special Mention	$536	$—
Substandard	782	392
Doubtful	—	—
Loss	90	—

Commercial Real Estate and Land:
Special Mention	—	—
Substandard	1,787	488
Doubtful	—	—
Loss	311	—

Home equity loans:
Special Mention	84	—
Substandard	214	131
Doubtful	—	—
Loss	5	—

Consumer loans:
Special Mention	—	—
Substandard	79	40
Doubtful	—	—
Loss	10	12

Commercial loans:
Special Mention	—	—
Substandard	97	551
Doubtful	—	—
Loss	—	—

Real estate owned/repossessed property:
Special Mention	—	—
Substandard	619	—
Doubtful	—	—
Loss	—	—

Total classified loans and real estate owned	$4,614	$1,614

Allowance for Loan Losses and Real Estate Owned.

The Bank segregates its loan portfolio for loan losses into the following broad categories: real estate loans (residential mortgages (one- to four-family), real estate construction, commercial real estate and land) home equity loans, consumer loans, and commercial business loans. The Bank provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. General loss percentages are calculated based on historical analyses and other factors such as volume and severity of delinquencies, local and national economy, underwriting standards, and other factors. A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used. This is due to the risk of error and/or inherent imprecision in the process.

This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and non-accruals; trends in volume; terms and portfolio mix; new credit products; changes in lending policies and procedures; and changes in the outlook for the local, regional and national economy.

At least quarterly, the management of the Bank evaluates the need to establish an allowance against losses on loans and other assets based on estimated losses on specific loans and on any real estate owned when a finding is made that a loss is estimable and probable. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters: the estimated market value of the underlying collateral of problem loans; prior loss experience; economic conditions; and overall portfolio quality.

Provisions for, or adjustments to, estimated losses are included in earnings in the period they are established. We had $1,100,000 in allowances for loan losses at June 30, 2010.

While we believe we have established our existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that bank regulators, in reviewing our loan portfolio, will not request that we significantly increase our allowance for loan losses, or that general economic conditions, a deteriorating real estate market, or other factors will not cause us to significantly increase our allowance for loan losses, therefore negatively affecting our financial condition and earnings.

In making loans, we recognize that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

It is our policy to review our loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis.

The following table sets forth information with respect to our allowance for loan losses at the dates and for the periods indicated:

	For the Years Ended June 30,
	2010	2009

	(Dollars in thousands)

Balance at beginning of period	$525	$300

Provision for loan losses	715	257
Loans charged-off
Real estate loans	(50)	—
Home equity	—	—
Consumer	(71)	(47)
Commercial business loans	(22)	—
Recoveries
Real estate loans	—	—
Home equity	—	—
Consumer	3	15
Commercial business loans	—	—

Net loans charged-off	(140)	(32)

Balance at end of period	$1,100	$525

Allowance for loan losses to total loans	0.64%	0.31%

Allowance for loan losses to total non-performing loans	32.09%	41.90%

Net recoveries (charge-offs) to average loans outstanding during the period	-0.08%	-0.02%

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated:

	At June 30,

	2010			2009

	(Dollars in thousands)
	Amount	Percentage of Allowance to Total Allowance	Loans Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Loans Category to Total Loans

Real estate loans:
Residential mortgage (one- to four-family)	$391	35.55%	42.81%	$190	36.19%	47.26%
Commercial real estate and land	447	40.62%	24.43%	158	30.10%	21.90%
Real estate construction	110	10.00%	4.11%	10	1.90%	2.77%

Total real estate loans	948	86.17%	71.35%	358	68.19%	71.93%

Other loans:
Home equity	6	0.55%	17.47%	67	12.76%	17.11%
Consumer	78	7.10%	5.64%	68	12.95%	6.46%
Commercial business	68	6.18%	5.54%	32	6.10%	4.50%

Total other loans	152	13.83%	28.65%	167	31.81%	28.07%

Total	$1,100	100.00%	100.00%	$525	100.00%	100.00%

INVESTMENT ACTIVITIES

General.

Federally chartered savings banks such as American Federal Savings Bank have the authority to invest in various types of investment securities, including United States Treasury obligations, securities of various Federal agencies (including securities collateralized by mortgages), certificates of deposits of insured banks and savings institutions, municipal securities, corporate debt securities and loans to other banking institutions.

Eagle maintains liquid assets that may be invested in specified short-term securities and other investments. Liquidity levels may be increased or decreased depending on the yields on investment alternatives. They may also be increased based on management’s judgment as to the attractiveness of the yields then available in relation to other opportunities. Liquidity levels can also change based on management’s expectation of future yield levels, as well as management’s projections as to the short-term demand for funds to be used in the Bank’s loan origination and other activities. Eagle maintains an investment securities portfolio and a mortgage-backed securities portfolio as part of its investment portfolio.

Investment Policies.

The investment policy of Eagle, which is established by the board of directors, is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing American Federal’s lending activities. The policy provides for available-for-sale (including those accounted for under FASB ASC 825), held-to-maturity, and trading classifications. However, Eagle does not hold any securities for purposes of trading. The policy permits investments in high credit quality instruments with diversified cash flows while permitting us to maximize total return within the guidelines set forth in our interest rate risk and liquidity management policies. Permitted investments include but are not limited to U.S. government obligations, government agency or government-sponsored agency obligations, state, county and municipal obligations, and mortgage-backed securities. Collateralized mortgage obligations, investment grade corporate debt securities, and commercial paper are also included. We also invest in Federal Home Loan Bank (FHLB) overnight deposits and federal funds, but these instruments are not considered part of the investment portfolio.

Our investment policy also includes several specific guidelines and restrictions to insure adherence with safe and sound activities. The policy prohibits investments in high-risk mortgage derivative products (as defined within the policy) without prior approval from the board of directors. Management must demonstrate the business advantage of such investments.

We do not participate in the use of off-balance sheet derivative financial instruments, except interest rate caps and certain financial instruments designated as cash flow hedges related to loans committed to be sold in the secondary market. Further, Eagle does not invest in securities which are not rated investment grade.

The Board, through its asset liability committee, has charged the President and CEO to implement the investment policy. All transactions are reported to the board of directors monthly, as well as the current composition of the portfolio, including market values and unrealized gains and losses.

Investment Securities.

We maintain a portfolio of investment securities, classified as either available-for-sale (including those accounted for under FASB ASC 825) or held-to-maturity to enhance total return on investments. At June 30, 2010, our investment securities included U.S. government and agency obligations, Small Business Administration pools, municipal securities, mortgage-backed securities, collateralized mortgage obligations and corporate obligations, all with varying characteristics as to rate, maturity and call provisions. Investment securities held-to-maturity represented 0.11% of Eagle’s total investment portfolio. Securities available-for-sale totaled 97.37% of Eagle’s total investment portfolio. The remaining percentage is comprised of interest-bearing deposits in banks and stock in the FHLB of Seattle.

The following table sets forth the carrying value of our investment securities portfolio at the dates indicated:

	At June 30,
	2010		2009

	(Dollars in Thousands)
	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total

Securities available-for-sale, at fair value:
U.S. Government and agency obligations	$32,241	27.41%	$3,882	4.57%
Corporate obligations	7,451	6.33%	9,493	11.18%
Municipal obligations	35,412	30.11%	28,893	34.04%
Collateralized mortgage obligations	37,669	32.03%	31,551	37.17%
Mortgage-backed securities	1,755	1.49%	8,444	9.95%

Total securities available for sale	114,528	97.37%	82,263	96.91%

Securities held to maturity, at book value:
Municipal obligations	125	0.11%	375	0.44%

Total securities held to maturity	125	0.11%	375	0.44%

Preferred stock - FASB ASC 825	—		25	0.03%

Total securities	114,653	97.48%	82,663	97.38%

Interest-bearing deposits	966	0.82%	224	0.26%
Federal Home Loan Bank capital stock, at cost	2,003	1.70%	2,000	2.36%

Total	$117,622	100.00%	$84,887	100.00%

The following table sets forth information regarding the carrying values, weighted average yields and maturities of our investment securities portfolio at June 30, 2010:

	At June 30, 2010

	One Year or Less		One to Five Years		More than Five to Ten Years		More than Ten Years		Total Investment Securities

	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Approximate Market Value	Annualized Weighted Average Yield

Securities available-for-sale:
U.S. Government and agency obligations	$4,174	0.99%	$23,396	2.06%	$4,132	1.19%	$539	1.13%	$32,241	$32,241	1.79%
Corporate obligations	1,023	5.15	6,428	4.89	—	—	—	—	7,451	7,451	4.93
Municipal obligations	1,117	1.32	2,694	4.59	7,974	5.56	23,627	6.49	35,412	35,412	5.97
Private collateralized mortgage obligations	—	—	—	—	—	—	842	10.77	842	842	10.77
Collateralized mortgage obligations	—	—	—	—	4,146	3.60	32,681	3.80	36,827	36,827	3.78
Mortgage-backed securities	119	2.85	121	4.11	81	5.38	1,434	3.89	1,755	1,755	3.90

Total securities available for sale	6,433	1.74	32,639	2.83	16,333	3.96	59,123	4.80	114,528	114,528	4.03

Securities held to maturity:
Municipal obligations	125	7.50	—	—	—	—	—	—	125	125	7.50

Total securities held to maturity	125	7.50	—	—	—	—	—	—	125	125	7.50

Total securities	6,558	1.85	32,639	2.83	16,333	3.96	59,123	4.80	114,653	114,653	4.03

Interest-bearing deposits	966	1.56	—	—	—	—	—	—	966	966	1.56

Federal Home Loan Bank capital stock	—	—	—	—	2,003	—	—	—	2,003	2,003	—

Total	$7,524	1.82%	$32,639	2.83%	$18,336	3.52%	$59,123	4.80%	$117,622	$117,622	3.94%

SOURCES OF FUNDS

General.

Deposits are the major source of our funds for lending and other investment purposes. Borrowings (principally from the FHLB of Seattle) are also used to compensate for reductions in the availability of funds from other sources. In addition to deposits and borrowings, we derive funds from loan and mortgage-backed securities principal repayments, and proceeds from the maturity, call and sale of mortgage-backed securities and investment securities and from the sale of loans. Loan and mortgage-backed securities payments are a relatively stable source of funds, while loan prepayments and deposit inflows are significantly influenced by general interest rates and financial market conditions.

Deposits.

We offer a variety of deposit accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

Our current deposit products include certificates of deposit accounts ranging in terms from 90 days to five years as well as checking, savings and money market accounts. Individual retirement accounts (IRAs) are included in certificates of deposit.

Deposits are obtained primarily from residents of Helena, Bozeman, Butte and Townsend. We believe we are able to attract deposit accounts by offering outstanding service, competitive interest rates and convenient locations and service hours. We use traditional methods of advertising to attract new customers and deposits, including radio, television, print media advertising and sales training and incentive programs for employees. Management believes that non-residents of Montana hold an insignificant number and amount of deposit accounts.

We pay interest rates on deposits which are competitive in our market. Interest rates on deposits are set by senior management, based on a number of factors, including: projected cash flow; a current survey of a selected group of competitors’ rates for similar products; external data which may influence interest rates; investment opportunities and loan demand; and scheduled certificate maturities and loan and investment repayments.

Core deposits are deposits that are more stable and somewhat less sensitive to rate changes. They also represent a lower cost source of funds than rate sensitive, more volatile accounts such as certificates of deposit. We believe that our core deposits are our checking, as well as NOW accounts, statement savings accounts, money market accounts and IRA accounts. Based on our historical experience, we include IRA accounts funded by certificates of deposit as core deposits because they exhibit the principal features of core deposits in that they are stable and generally are not rate sensitive. Core deposits amounted to $139.29 million or 70.37% of the Bank’s deposits at June 30, 2010 ($112.93 million or 57.05% if IRA certificates of deposit are excluded). The presence of a high percentage of core deposits and, in particular, transaction accounts, is part of our strategy to restructure our liabilities to more closely resemble the lower cost liabilities of a commercial bank. However, a significant portion of our deposits remains in certificate of deposit form. These certificates of deposit, should they mature and be renewed at higher rates, would result in an increase in our cost of funds.

The following table sets forth American Federal’s distribution of deposit accounts at the dates indicated and the weighted average interest rate on each category of deposit represented:

	At June 30,

	2010			2009

	(Dollars in thousands)
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate

Noninterest checking	$18,376	9.28%	0.00%	$15,002	8.01%	0.00%
Statement savings	30,875	15.60%	0.21%	26,445	14.13%	0.41%
NOW account/Interest bearing checking	34,658	17.51%	0.15%	32,664	17.45%	0.33%
Money market accounts	29,021	14.65%	0.24%	26,886	14.36%	0.64%

Total	112,930	57.05%	0.16%	100,997	53.95%	0.38%

Certificates of deposit accounts:
IRA certificates	26,358	13.32%	2.10%	23,121	12.35%	2.96%
Brokered certificates	—	0.00%	0.00%	—	0.00%	0.00%
Other certificates	58,651	29.63%	1.61%	63,081	33.70%	2.41%

Total certificates of deposit	85,009	42.95%	1.76%	86,202	46.05%	2.56%

Total deposits	$197,939	100.00%	0.85%	$187,199	100.00%	1.38%

The following table sets forth the amounts and maturities of our certificates of deposit as of June 30, 2010, for the maturity dates indicated:

	June 30, 2011	June 30, 2012	June 30, 2013	After June 30, 2014	Total

under 1.01%	$23,234	$—	$—	$—	$23,234
1.01-2.00%	25,624	13,290	50	47	39,011
2.01-3.00%	5,490	236	3,367	1,510	10,603
3.01-4.00%	5,913	1,516	299	1,997	9,725
4.01-5.00%	701	834	831	27	2,393
5.01-6.00%	43	—	—	—	43
6.01-7.00%	—	—	—	—	—

Total	$61,005	$15,876	$4,547	$3,581	$85,009

The following table shows the amount of certificates of deposit of more than $100,000 by time remaining until maturity as of June 30, 2010:

(In thousands)

3 months or less	$6,473
Over 3 to 6 months	5,755
Over 6 to 12 months	5,928
Over 12 months	8,045

Total	$26,201

The following table sets forth the net changes in deposit accounts for the periods indicated:

	Year Ended June 30,

	2010	2009

	(Dollars in thousands)

Opening balance	$187,199	$178,851
Deposits, net	8,592	5,265
Interest credited	2,148	3,083

Ending balance	$197,939	$187,199

Net increase	$10,740	$8,348

Percent increase	5.74%	4.67%

Weighted average cost of deposits during the period	1.19%	1.86%

Weighted average cost of deposits at end of period	0.85%	1.38%

Our depositors are primarily residents of the state of Montana.

Borrowings.

Deposits are the primary source of funds for our lending and investment activities and for general business purposes. However, as the need arises, or in order to take advantage of funding opportunities, we also borrow funds in the form of advances from the FHLB of Seattle and other borrowings from PNC Financial Services, Inc. (PNC) to supplement our supply of lendable funds and to meet deposit withdrawal requirements.

During the fiscal year ended June 30, 2006, our predecessor entity formed a special purpose subsidiary, Eagle Bancorp Statutory Trust I (the “Trust”), for the purpose of issuing trust preferred securities in the amount of $5.0 million. Our predecessor entity has issued subordinated debentures to the Trust, and the coupon on the debentures matches the dividend payment on the trust preferred securities. Upon the closing of the second-step conversion, we assumed the obligations of our predecessor in connection with the subordinated debentures and trust preferred securities. For regulatory purposes, the securities qualify as Tier 1 Capital, while for accounting purposes they are recorded as long term debt. The securities have a 30 year maturity and carry a fixed coupon of 6.02% for the first five years, at which time the coupon becomes variable, at a spread of 142 basis points over 3 month LIBOR.

The following table sets forth information concerning our borrowing from the FHLB of Seattle and PNC at the end of, and during, the periods indicated:

	Ended June 30,

	2010	2009

	(Dollars in thousands)
FHLB Advances:
Average balance	$43,090	$44,144
Maximum balance at any month-end	45,500	46,889
Balance at period end	44,224	44,056
Weighted average interest rate during the period	3.95%	3.54%
Weighted average interest rate at period end	3.32%	3.69%

Repurchase Agreements:
Average balance	$23,000	$23,000
Maximum balance at any month-end	23,000	23,000
Balance at period end	23,000	23,000
Weighted average interest rate during the period	4.66%	4.66%
Weighted average interest rate at period end	4.66%	4.66%

Other:
Average balance	$—	$628
Maximum balance at any month-end	—	3,900
Balance at period end	—	—
Weighted average interest rate during the period	n/a	1.28%
Weighted average interest rate at period end	n/a	n/a

Total borrowings:
Average balance	$66,090	$67,772
Maximum balance at any month-end	68,500	73,789
Balance at period end	67,224	67,056
Weighted average interest rate during the period	4.13%	3.90%
Weighted average interest rate at period end	3.78%	4.02%

SUBSIDIARY ACTIVITY

We are permitted to invest in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations. We do not have any subsidiaries, except for American Federal Savings Bank and Eagle Bancorp Statutory Trust I.

Personnel

As of June 30, 2010, we had 81 full-time employees and 8 part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees to be good.

REGULATION

General

As a federally-chartered savings institution, American Federal is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision as its primary federal regulator, and the FDIC, as the insurer of its deposits. American Federal is a member of the Federal Home Loan Bank, or FHLB, System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the FDIC. American Federal must file reports with the Office of Thrift Supervision and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of Thrift Supervision to evaluate American Federal’s safety and soundness and compliance with various regulatory requirements. Under certain circumstances, the FDIC may also examine American Federal. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowance for loan losses for regulatory purposes. Any change in such policies, whether by the Office of Thrift Supervision, the FDIC or Congress, could have a material adverse impact on Eagle and American Federal and their operations. Eagle, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise comply with the rules and regulations of the Office of Thrift Supervision. Eagle is also subject to the rules and regulations of the SEC under the federal securities laws. See “—Holding Company Regulation.”

Dodd-Frank Act

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. Regulations implementing the changes described below have not been promulgated by the federal banking agencies, so we cannot determine the full impact on our business and operations at this time.

The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision, and will require American Federal Savings Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like Eagle, in addition to bank holding companies which it currently regulates. As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like Eagle. These capital requirements are substantially similar to the capital requirements currently applicable to American Federal Savings Bank, as described in “—Federal Regulation of Savings Institutions—Capital Requirements.” The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as American Federal Savings Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013. Lastly, the Dodd-Frank Act directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Federal Regulation of Savings Institutions

Office of Thrift Supervision. The Office of Thrift Supervision has extensive authority over the operations of savings institutions. As part of this authority, American Federal is required to file periodic reports with the Office of Thrift Supervision and is subject to periodic examinations by the Office of Thrift Supervision. The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies, including American Federal and Eagle. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate prompt corrective action orders. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision. Except under certain circumstances, public disclosure of final enforcement actions by the Office of Thrift Supervision is required.

In addition, the investment, lending and branching authority of American Federal also are prescribed by federal laws, which prohibit American Federal from engaging in any activities not permitted by these laws. For example, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the Office of Thrift Supervision. Federal savings institutions are generally authorized to branch nationwide. American Federal is in compliance with the noted restrictions.

All savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution’s total assets, including consolidated subsidiaries.

American Federal’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).

The Office of Thrift Supervision, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution that fails to comply with these standards must submit a compliance plan.

Federal Home Loan Bank System. American Federal is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. As a member, American Federal is required to purchase and maintain stock in the FHLB of Seattle.

The FHLBs have continued and continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of American Federal’s FHLB stock may result in a corresponding reduction in American Federal’s capital.

Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their checking, NOW and Super NOW checking accounts and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the Office of Thrift Supervision liquidity requirements.

Savings institutions have authority to borrow from the Federal Reserve System “discount window”. American Federal maintains a “primary credit” facility at the Federal Reserve’s discount window.

Insurance of Deposit Accounts. Deposit accounts at American Federal are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. American Federal’s deposits, therefore, are subject to Federal Deposit Insurance

Corporation deposit insurance assessments. Effective July 22, 2010, the Dodd-Frank Act raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.

The Federal Deposit Insurance Corporation imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits. On December 22, 2008, the Federal Deposit Insurance Corporation issued a final rule that raises the current deposit insurance assessment rates uniformly by seven basis points (to a range from 12 to 50 basis points) effective for the first quarter 2009. On February 27, 2009 the Federal Deposit Insurance Corporation issued a final rule that will alter the way the Federal Deposit Insurance Corporation calculate federal deposit insurance assessment rates beginning in the second quarter at 2009. Under the rule, the Federal Deposit Insurance Corporation first establishes an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 12 to 45 basis points. The Federal Deposit Insurance Corporation then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustment to the initial base assessment rate is based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from seven to 77.5 basis points of the institution’s deposits.

On May 22, 2009, the Federal Deposit Insurance Corporation adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment was payable on September 30, 2009. We recorded an expense of $128,295 during the quarter ended June 30, 2009, to reflect the special assessment. Any further special assessments that the Federal Deposit Insurance Corporation levies will be recorded as an expense during the appropriate period. In addition, the Federal Deposit Insurance Corporation materially increased the general assessment rate and, therefore, our Federal Deposit Insurance Corporation general insurance premium expense will increase substantially compared to prior periods.

On November 12, 2009, the Federal Deposit Insurance Corporation adopted a final rule pursuant to which all insured depository institutions are required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Under the rule, this pre-payment was due on December 30, 2009. Under the rule, the assessment rate for the fourth quarter of 2009 and for 2010 will be based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution’s base assessment rate for each period will be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Under this new rule, we made a payment of approximately $1.0 million to the Federal Deposit Insurance Corporation on December 30, 2009, and recorded the payment as a prepaid expense, which will be amortized to expense over three years.

In addition to Federal Deposit Insurance Corporation premiums, the Financing Corporation is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance cost and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2008, the annualized Financing Corporation assessment was equal to 1.14% for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program. In October 2008, the Federal Deposit Insurance Corporation introduced the Temporary Liquidity Guarantee Program. This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The Federal Deposit Insurance Corporation will pay the unpaid principal and interest on a Federal Deposit Insurance Corporation-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions will pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt. American Federal has opted not to participate in this component of the Temporary Liquidity Guarantee Program.

The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until June 30, 2010. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. American Federal has opted to participate in this component of the Temporary Liquidity Guarantee Program.

Capital Requirements. Federally insured savings institutions, such as American Federal, are required by the Office of Thrift Supervision to maintain minimum levels of regulatory capital. These minimum capital standards include: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards, discussed below, also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. The Office of Thrift Supervision also has authority to establish individual minimum capital requirements for financial institutions.

Prompt Corrective Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” An institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator for a savings institution that is “critically undercapitalized.” Office of Thrift Supervision regulations also require that a capital restoration plan be filed with the Office of Thrift Supervision within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The Office of Thrift Supervision also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. At June 30, 2010, American Federal’s capital ratios met the “well capitalized” standards. See “Historical and Pro Forma Regulatory Capital Compliance.”

Limitations on Capital Distributions. Office of Thrift Supervision regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, savings institutions, such as American Federal, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the Office of Thrift Supervision may have its dividend authority restricted by the Office of Thrift Supervision.

Generally, savings institutions proposing to make any capital distribution need not submit written notice to the Office of Thrift Supervision prior to such distribution unless they are a subsidiary of a holding company or would not remain well capitalized following the distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations, must obtain Office of Thrift Supervision approval prior to making such distribution. The Office of Thrift Supervision may object to the distribution during that 30-day period based on safety and soundness concerns.

Qualified Thrift Lender Test. All savings institutions, including American Federal, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations. This test requires a savings institution to have at least

65% of its total assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code (“Code”). Under either test, such assets primarily consist of residential housing related loans and investments.

A savings institution that fails to meet the QTL is subject to certain operating restrictions and may be required to convert to a national bank charter. As of June 30, 2010, American Federal met the qualified thrift lender test.

Activities of Associations and their Subsidiaries. When a savings institution establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings institution must file a notice or application with the FDIC and the Office of Thrift Supervision at least 30 days in advance and receive regulatory approval or non-objection. Savings institutions also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

The Office of Thrift Supervision may determine that the continuation by a savings institution of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIC. Based upon that determination, the FDIC or the Office of Thrift Supervision has the authority to order the savings institution to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the Deposit Insurance Fund. If so, it may require that no FDIC insured institution engage in that activity directly.

Transactions with Affiliates. American Federal’s authority to engage in transactions with “affiliates” is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. Eagle is an affiliate of American Federal. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to an aggregate percentage of the institution’s capital. Collateral in specified amounts must be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, American Federal’s authority to extend credit to executive officers, directors and 10% stockholders of American Federal and its affiliates (“insiders”), as well as entities such persons control is limited. The law restricts both the individual and aggregate amount of loans American Federal may make to insiders based, in part, on American Federal’s capital position and requires certain Board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

The USA PATRIOT Act. The USA Patriot Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA Patriot Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money-laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with these regulations.

Holding Company Regulation

General. Eagle is a unitary savings and loan holding company subject to regulatory oversight of the Office of Thrift Supervision. Accordingly, Eagle is required to register and file reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over Eagle and its non-savings institution subsidiaries which also permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution.

Activities Restrictions. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999, or GLBA, provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Upon any non-supervisory acquisition by Eagle of another savings association as a separate subsidiary, Eagle would become a multiple savings and loan holding company and would be limited to activities permitted multiple holding companies by Office of Thrift Supervision regulation. Office of Thrift Supervision has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies, including lending, trust services, insurance activities and underwriting, investment banking and real estate investments.

Mergers and Acquisitions. Eagle must obtain approval from the Office of Thrift Supervision before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for Eagle to acquire control of a savings institution, the Office of Thrift Supervision would consider the financial and managerial resources and future prospects of Eagle and the target institution, the effect of the acquisition on the risk to the Deposit Insurance Fund, the convenience and the needs of the community and competitive factors.

The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions; (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Acquisition of Eagle. Under the Savings and Loan Holding Company Act and the Change in Bank Control Act, a notice or application must be submitted to the Office of Thrift Supervision if any person (including a company), or a group acting in concert, seeks to acquire 10% or more of Eagle’s outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change in control of Eagle. In acting on such a notice or application, the Office of Thrift Supervision must take into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effect of the acquisition. Any company that acquires control will be subject to regulation as a savings and loan holding company.

Federal Securities Laws

Eagle’s common stock is registered with the Securities and Exchange Commission under the Exchange Act. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Regulatory Enforcement Authority

Federal law provides federal banking regulators with substantial enforcement powers. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

ITEM 1A.	RISK FACTORS.

We cannot accurately predict the effect of the current economic downturn on our future results of operations or market price of our stock.

The national economy and the financial services sector in particular, are currently facing challenges of a scope unprecedented in recent history. We cannot accurately predict the severity or duration of the current economic downturn, which has adversely impacted the markets we serve. Any further deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline. While it is impossible to predict how long adverse economic conditions may exist, the recent recession and a slow or fragile recovery could continue to present risks for some time for the industry and our company.

If the allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on operating results. We make various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. If the assumptions prove to be incorrect, the allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance. Material additions to the allowance would materially decrease net income.

Our emphasis on the origination of consumer, commercial real estate and commercial business loans is one of the more significant factors in evaluating the allowance for loan losses. As we continue to increase the amount of such loans, additional or increased provisions for loan losses may be necessary and would decrease earnings.

Bank regulators periodically review our allowance for loan losses and may require an increase to the provision for loan losses or further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations or financial condition.

We could record future losses on our securities portfolio.

A number of factors or combinations of factors could require us to conclude in one or more future reporting periods that an unrealized loss exists with respect to our investment securities portfolio that constitutes an impairment that is other than temporary, which could result in material losses to us. These factors include, but are not limited to, continued failure by the issuer to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. In addition, the fair values of securities could decline if the overall economy and the financial condition of some of the issuers continues to deteriorate and there remains limited liquidity for these securities.

A prolonged economic downturn, especially one affecting our geographic market area, will adversely affect our business and financial results.

The United States and many industrial nations are experiencing a severe economic recession which is expected to continue in 2010. Loan portfolio quality has deteriorated at many institutions, reflecting in part, the deteriorating U.S. economy and rising unemployment. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. The continuing real estate downturn also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans. Financial institution stock prices have declined substantially, and it is significantly more difficult for financial institutions to raise capital or borrow in the debt markets.

Continued negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability. Moreover, continued declines in the stock market in general, or stock values of financial institutions and their holding companies, could adversely affect our stock performance.

As a savings bank, pursuant to the Home Owners’ Loan Act, or HOLA, American Federal Savings Bank is required to maintain a certain percentage of its total assets in HOLA-qualifying loans and investments, which limits our asset mix and could significantly restrict our ability to diversify our loan portfolio.

A savings bank or thrift differs from a commercial bank in that it is required to maintain at least 65% of its total assets in HOLA-qualifying loans and investments, such as loans for the purchase, refinance, construction, improvement, or repair of residential real estate, home equity loans, educational loans and small business loans. To maintain our thrift charter we have to pass the Qualified Thrift Lender test, or QTL test, in nine out of 12 of the immediately preceding months. The QTL test limits the extent to which we can grow our commercial loan portfolio. However, a loan that does not exceed $2 million (including a group of loans to one borrower) and is for commercial, corporate, business, or agricultural purposes is not so limited. We may be limited in our ability to change our asset mix and increase the yield on our earning assets by growing our commercial loan portfolio.

In addition, if we continue to grow our commercial loan portfolio and our single-family loan portfolio declines, it is possible that in order to maintain our QTL status, we could be forced to buy mortgage-backed securities or other HOLA-

qualifying assets at times when the terms might not be attractive. Alternatively, we could find it necessary to pursue different structures, including converting American Federal Savings Bank’s thrift charter to a commercial bank charter.

Because we intend to increase our commercial real estate and commercial business loan originations, our credit risk will increase and continued downturns in the local real estate market or economy could adversely affect our earnings.

We intend to continue our recent emphasis on originating commercial real estate and commercial business loans. Commercial real estate and commercial business loans generally have more risk than the one- to four-family residential real estate loans we originate. Because the repayment of commercial real estate and commercial business loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As our commercial real estate and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

Declines in home values could decrease our loan originations and increase delinquencies and defaults.

Declines in home values in our markets could adversely impact results from operations. Like all financial institutions, we are subject to the effects of any economic downturn, and in particular, a significant decline in home values would likely lead to a decrease in new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and residential real estate loan portfolios and result in increased losses in these portfolios. Declines in the average sale prices of homes in our primary markets could lead to higher loan losses.

We depend on the services of our executive officers and other key employees.

Our success depends upon the continued employment of certain members of our senior management team. We also depend upon the continued employment of the individuals that manage several of our key functional areas. The departure of any member of our senior management team may adversely affect our operations.

Changes in interest rates could adversely affect our results of operations and financial condition.

Our results of operations and financial condition are significantly affected by changes in interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits, borrowings and trust preferred securities. Because our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets, an increase in interest rates generally would tend to result in a decrease in net interest income.

Changes in interest rates may also affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. Also, increases in interest rates may extend the life of fixed rate assets, which would restrict our ability to reinvest in higher yielding alternatives, and may result in customers withdrawing certificates of deposit early so long as the early withdrawal penalty is less than the interest they could receive as a result of the higher interest rates.

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates.

Strong competition may limit growth and profitability.

Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than we have and may offer certain services that we do not or cannot provide. Our profitability depends upon our ability to successfully compete in our market areas.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision. The federal banking laws and regulations govern the activities in which we may engage, and are primarily for the protection of depositors and the Deposit Insurance Fund at the Federal Deposit Insurance Corporation. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us. For example, the new law provides that the Office of Thrift Supervision, currently our primary federal regulator, will cease to exist one year from the date of the new law’s enactment. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including the Company and the Office of the Comptroller of the Currency will regulate the Bank.

Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Savings institutions such as American Federal Savings Bank with $10 billion or less in assets will continued to be examined for compliance with the consumer laws by their primary bank regulators.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

If our investment in the Federal Home Loan Bank of Seattle becomes impaired, our earnings and stockholders’ equity could decrease.

We are required to own common stock of the Federal Home Loan Bank of Seattle to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank’s advance program. The aggregate cost of our Federal Home Loan Bank common stock as of June 30, 2010 was $2.0 million. Federal Home Loan Bank common stock is not a marketable security and can only be redeemed by the Federal Home Loan Bank.

Federal Home Loan Banks may be subject to accounting rules and asset quality risks that could materially lower their regulatory capital. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of Seattle, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in Federal Home Loan Bank of Seattle common stock could be deemed impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the amount of the impairment charge.

Future legislative or regulatory actions responding to perceived financial and market problems could impair our ability to foreclose on collateral.

There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. Were proposals such as these, or other proposals limiting our rights as a creditor, to be implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor. In addition, there have been legislative proposals to create a federal consumer protection agency that may, among other powers, have the ability to limit our rights as a creditor.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company’s business activities consist of its ownership of 100% of the common stock of the Bank. Eagle’s and the Bank’s executive office is located at 1400 Prospect Avenue in Helena, Montana. American Federal conducts its business through six offices, which are located in Helena, Bozeman, Butte, and Townsend, Montana. All of its offices are owned. Its principal banking office in Helena also serves as its executive headquarters and operations center. This office houses over 50% of American Federal’s full-time employees. The following table sets forth the location of each of American Federal’s offices, the year the office was opened, and the net book value including land, buildings, computer software and its related equipment and furniture. The square footage at each location is also shown.

Location	Address	Opened	Value At June 30, 2010 (In thousands)	Square Footage

Helena Main Office	1400 Prospect Ave. Helena, MT 59601	1997	$3,871	32,304

Helena Neill Avenue Branch	28 Neill Ave. Helena, MT 59601	1987	$325	1,391

Helena Skyway Branch	2090 Cromwell Dixon Helena, MT 59602	2009	$2,381	4,643

Butte Office	3401 Harrison Ave. Butte, MT 59701	1979	$524	3,890

Bozeman Office	606 North Seventh Bozeman, MT 59715	1980 (closed August 1, 2010)	$430	5,886

Bozeman Branch	1455 Oak St Bozeman, MT 59715	2009	$8,098	19,818

Townsend Office	416 Broadway Townsend, MT 59644	1979	$219	1,973

As of June 30, 2010, the net book value of land, buildings, furniture, and equipment owned by American Federal, less accumulated depreciation, totaled $15.85 million.

ITEM 3.	LEGAL PROCEEDINGS.

American Federal, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which American Federal Savings Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of

American Federal. There were no lawsuits pending or known to be contemplated against Eagle or American Federal as of June 30, 2010.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The common stock is traded on the NASDAQ Global Market under the symbol “EBMT.” At the close of business on June 30, 2010, there were 4,083,127 shares of common stock outstanding, held by approximately 1,000 shareholders of record. The closing price of the common stock on June 30, 2010, was $9.75 per share.

On April 5, 2010, Eagle completed a second-step conversion from the partially-public mutual holding company structure to the fully publicly-owned stock holding company. Prior to April 5, 2010, our predecessor’s common stock was traded on the OTC Bulletin Board. The prices below before April 5, 2010 have been adjusted for the 3.8 to 1.0 exchange ratio in the second-step conversion.

Quarter Ended	High Bid	Low Bid

Fiscal Year 2010
June 30, 2010	$10.79	$9.70
March 31, 2010	$11.58	$8.59
December 31, 2009	$9.21	$7.50
September 30, 2009	$8.64	$7.11
Fiscal Year 2009
June 30, 2009	$7.37	$6.05
March 31, 2009	$6.05	$5.53
December 31, 2008	$6.84	$6.05
September 30, 2008	$7.37	$6.72

The Company paid four quarterly dividends during the year ended June 30, 2010 in the amount of $0.06842 per share (adjusted for the 3.8 to 1.0 exchange on April 5, 2010). The Company paid four quarterly dividends during the year ended June 30, 2009 in the amount of $0.06711 per share (adjusted for the 3.8 to 1.0 exchange on April 5, 2010). Our predecessor, Eagle Financial MHC, waived receipt of its dividends during the year prior to April 5, 2010 when it ceased to exist.

Payment of dividends on our shares of common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, our results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.

The following table provides information regarding our purchases of our common stock during the fiscal year ended June 30, 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

July 1, 2009 through July 31, 2009	—	—	—	24,240
August 1, 2009 through August 31, 2009	805	$28.25	805	23,435
September 1, 2009 through September 30, 2009	—	—	—	23,435
October 1, 2009 through October 31, 2009	—	—	—	23,435
November 1, 2009 through November 30, 2009	—	—	—	23,435
December 1, 2009 through December 31, 2009	—	—	—	23,435
January 1, 2010 through January 31, 2010	—	—	—	23,435
February 1, 2010 through February 28, 2010	—	—	—	23,435
March 1, 2010 through March 31, 2010	—	—	—	23,435
April 1, 2010 through April 30, 2010	—	—	—	23,435
May 1, 2010 through May 31, 2010	—	—	—	—
June 1, 2010 through June 30, 2010	—	—	—	—

Total	805	$28.25	805	—

*      The Company publicly announced a stock repurchase program on January 17, 2008. The Company was authorized to acquire up to 28,750 shares of common stock with the price subject to market conditions. This repurchase program expired on April 5, 2010 upon the completion of the conversion and reorganization. As of June 30, 2010, 5,315 shares were repurchased under this plan.

ITEM 6.	SELECTED FINANCIAL DATA.

This item has been omitted based on Eagle’s status as a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of Eagle is intended to help investors understand our company and our operations. The financial review is provided as a supplement to, and should be read in conjunction with the Consolidated Financial Statements and the related Notes included elsewhere in this report.

Overview

Historically, our principal business has consisted of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including real estate and other consumer assets. We are significantly affected by prevailing economic conditions, particularly interest rates, as well as government policies concerning, among other things, monetary and fiscal affairs, housing and financial institutions and regulations regarding lending and other operations, privacy and consumer disclosure. Attracting and maintaining deposits is influenced by a number of factors, including interest rates paid on competing investments offered by other financial and non-financial institutions, account maturities, fee structures, and levels of personal income and savings. Lending activities are affected by the demand for funds and thus are influenced by interest rates, the number and quality of lenders and regional economic conditions. Sources of funds for lending activities include deposits, borrowings, repayments on loans, cash flows from maturities of investment securities and income provided from operations.

Our earnings depend primarily on our level of net interest income, which is the difference between interest earned on our interest-earning assets, consisting primarily of loans, mortgage-backed securities and other investment securities, and the interest paid on interest-bearing liabilities, consisting primarily of deposits, borrowed funds, and trust-preferred securities. Net interest income is a function of our interest rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest- bearing liabilities, as well as a function of the average balance of interest-earning assets compared to interest-bearing liabilities. Also contributing to our earnings is noninterest income, which consists primarily of service charges and fees on loan and deposit products and services, net gains and losses on sale of assets, and mortgage loan service fees. Net interest income and noninterest income are offset by provisions for loan losses, general administrative and other expenses, including salaries and employee benefits and occupancy and equipment costs, as well as by state and federal income tax expense.

American Federal Savings Bank has a strong mortgage lending focus, with the majority of its loans in single-family residential mortgages, which has enabled it to successfully market home equity loans, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.). In recent years we have also focused on adding commercial loans to our portfolio, both real estate and non-real estate. We have made some progress in this initiative. As of June 30, 2010, commercial real estate and land loans and commercial business loans represented 24.44% and 5.54% of the total loan portfolio, respectively, which represented increases from the 21.90% and 4.50% amounts at June 30, 2009, respectively. The purpose of this diversification is to mitigate our dependence on the mortgage market, as well as to improve our ability to manage our interest rate spread. American Federal Savings Bank’s management recognizes that fee income will also enable it to be less dependent on specialized lending and it now maintains a significant loan serviced portfolio, which provides a steady source of fee income. As of June 30, 2010, we had mortgage servicing rights, net of $2.337 million compared to $2.208 million as of June 30, 2009. The gain on sale of loans also provides significant fee income in periods of high mortgage loan origination volumes. Fee income is also supplemented with fees generated from our deposit accounts. American Federal Savings Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread. Non-maturity deposits do not automatically reprice as interest rates rise, as do certificates of deposit.

For the past three years, management’s focus has been on improving our core earnings. Core earnings can be described as income before taxes, with the exclusion of gain on sale of loans and adjustments to the market value of our loans serviced portfolio. Management believes that we will need to continue to focus on increasing net interest margin, other areas of fee income, and control operating expenses to achieve earnings growth going forward. Management’s strategy of growing the loan portfolio and deposit base is expected to help achieve these goals: loans typically earn higher rates of return than investments; a larger deposit base will yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs. The biggest challenge to management’s strategy is funding the growth of our balance sheet in an efficient manner. Deposit growth will be difficult to maintain due to significant competition and higher cost wholesale funding (which is usually more expensive than retail deposits) will likely be needed to supplement it. As did many financial institutions, we invested in certain securities that were impacted by the current financial crisis. As a result, some of those instruments were no longer performing, and in the first quarter of the 2008 fiscal year, we elected to apply Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825 Financial Instruments to certain preferred stock issued by Freddie Mac and Fannie Mae. FASB ASC 825 election had a significant impact on earnings in the first quarter of the 2009 fiscal year, resulting in an earnings charge for that period of $1.24 million.

Other than in limited circumstances for certain high-credit-quality customers, we do not offer “interest only” mortgage loans on one- to four-family residential properties (where the borrower pays interest but no principal for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as loans having less than full documentation).

The level and movement of interest rates impacts the Bank’s earnings as well. For the 2010 fiscal year the yield curve began to flatten as the Federal Open Market Committee maintained the fed funds rate at a target of 0 to 25 basis points and the long end of the curve lowered.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2009, the FASB issued new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures. This ASC provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of this new guidance did not have a material effect on Company’s results of operations or financial position.

In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company has presented the necessary disclosures in Note 18 to the financial statements.

In June 2009, the FASB issued new authoritative accounting guidance under ASC Topic 810, Consolidation, which amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010. The adoption of the guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued ASC 860, Transfers and Servicing, to improve the information included in an entity’s financial statements about a transfer of financial assets and the effects of a transfer on its financial position, financial performance and cash flows. The guidance eliminates the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. The guidance is effective for the first reporting period (including interim periods) that begins after November 15, 2009. The adoption of the guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The adoption of the guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

The FASB issued new authoritative accounting guidance under ASC Topic 855, Subsequent Events, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This guidance sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This new guidance was effective for the period ended June 30, 2010 and did not have a significant impact on the Company’s consolidated financial statements

Critical Accounting Policies

Certain accounting policies are important to the understanding of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances, including, but without limitation, changes in interest rates, performance of the economy, financial condition of borrowers and laws and regulations. The following are the accounting policies we believe are critical.

Allowance for Loan Losses. We recognize that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan, the creditworthiness of the borrower, general economic conditions and the quality of the collateral for the loan. We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management’s estimate of probable losses based on all available information. The allowance for loan losses is based on management’s evaluation of the collectability of the loan portfolio, including past loan loss experience, known and inherent losses, information about specific borrower situations and estimated collateral values, and current economic conditions. The loan portfolio and other credit exposures are regularly reviewed by management in its determination of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes a review of historical losses, peer group comparisons, industry data and economic conditions.

As an integral part of their examination process, the Office of Thrift Supervision periodically reviews our allowance for loan losses and may require us to make additional provisions for estimated losses based upon judgments different from those of management. In establishing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Loss factors are derived using our historical loss experience and may be adjusted for factors that affect the collectability of the portfolio as of the evaluation date. Commercial business loans that are criticized are evaluated individually to determine the required allowance for loan losses and to evaluate the potential impairment of such loans under FASB ASC 310 Receivables. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of loans deteriorate as a result of the factors discussed previously. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations. The allowance is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results.

Valuation of Investment Securities. Substantially all of our investment securities are classified as available-for-sale and recorded at current fair value. Unrealized gains or losses, net of deferred taxes, are reported in other comprehensive income as a separate component of stockholders’ equity. In general, fair value is based upon quoted market prices of identical assets, when available. If quoted market prices are not available, fair value is based upon valuation models that use cash flow, security structure and other observable information. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things. No adjustments were made to any broker quotes received by us.

We conduct a quarterly review and evaluation of our investment securities to determine if any declines in fair value are other than temporary. In making this determination, we consider the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer, if applicable, and the delinquency or default rates of underlying collateral. We consider our intent to sell the investment securities and the likelihood that we will not have to sell the investment securities before recovery of their cost basis. If impairment exists, credit related impairment losses are recorded in earnings while noncredit related impairment losses are recorded in accumulated other comprehensive income.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Statement of FASB ASC 740 Income Taxes. Using this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on an ongoing basis as regulatory and business factors change. A reduction in estimated future taxable income could require us to record a valuation allowance.

Changes in levels of valuation allowances could result in increased income tax expense, and could negatively affect earnings.

FINANCIAL CONDITION

Introduction.

Total assets increased $36.03 million, or 12.44%, to $325.74 million at June 30, 2010, compared to $289.71 million at June 30, 2009. Total liabilities increased by $11.39 million, or 4.35%, to $273.31 million at June 30, 2010, from $261.92 million at June 30, 2009. The loan portfolio increased $2.31 million during the year. Total deposits increased $10.74 million. Noninterest checking increased $3.37 million or 22.49%, to $18.38 million at June 30, 2010, and money market accounts increased $2.14 million, or 7.94%. Interest bearing checking accounts increased $1.99 million, or 6.10%, to $34.66 million at June 30, 2010. Certificates of deposits decreased $1.19 million, or 1.38%, to $85.00 million at June 30, 2010. Much of the asset growth was funded by these increased deposits in addition to the increase in capital resulting from the stock issuance in the fourth quarter of the fiscal year.

Balance Sheet Details.

Loans receivable increased $2.31 million, or 1.38% to $169.50 million from $167.20 million. Though loan originations were relatively strong, much of the loan origination volume was in 30 and 15 year fixed rate one- to four-family residential mortgages which were primarily sold in the secondary market. We sold $76.93 million in loans during fiscal year 2010, a decrease of $54.30 million from $131.23 million sold in fiscal year 2009. The amount of loans sold in fiscal year 2009 was exceptionally high as the Bank experienced a drastic increase in refinance volume of one- to four-family residential mortgages. Origination activity on most loan categories, with the exception of real estate construction loans and commercial business loans, decreased in the current fiscal year. Commercial real estate and land loans increased $4.96 million during the year, and residential mortgage loans decreased $6.21 million. The available-for-sale investment portfolio increased $32.27 million, or 39.22%, to $114.53 million at June 30, 2010 from $82.26 million at June 30, 2009. The investment category with the largest increase was U.S. Government and agency bonds, which increased $28.36 million. Premises and equipment increased $2.09 million, which was primarily due to the completion of our new branch in Bozeman, Montana. The majority of the costs of this project was included as construction in process within premises and equipment as of June 30, 2009 with the exception of the remaining costs, approximately $2.00 million, which were incurred during the first quarter of fiscal year 2010. This branch was opened in October, 2009, and is located approximately one mile away from our prior Bozeman location. Due to its proximity to the existing location, customer usage of the old location was closely monitored. Management elected to close the existing Bozeman location on August 1, 2010. All employees at that location have been transferred to the new location and the facility is currently for sale.

Total deposits increased $10.74 million as we experienced significant growth in deposits, notwithstanding generally lower rates on deposits. The growth was attributable to consumers seeking additional safety and the protection afforded by increased federal deposit insurance. Of that amount certificates of deposit decreased $1.19 million, to $85.00 million at June 30, 2010 from $86.20 million at June 30, 2009. The Bank had no brokered deposits as of June 30, 2010. Interest-earning checking accounts increased $1.99 million and noninterest checking increased $3.37 million. Money market accounts increased $2.14 million and savings accounts increased $4.43 million. A portion of the deposit growth the Bank has experienced over the last two fiscal years has likely been the result of a flight to quality by individual investors during the financial crisis and ensuing economic downturn. As such, as the financial crisis appears to subside, we believe deposit growth in the future will be difficult to achieve on a long-term basis due to fierce competition among financial institutions in our markets. Advances from the FHLB and other borrowings were relatively unchanged increasing to $67.22 million at year-end 2010 from $67.06 million at year-end 2009, an increase of $168,000.

Total shareholders’ equity was $52.43 million at June 30, 2010, an increase of $24.64 million. This increase was largely due to the $24.64 million of gross proceeds from issuance of common stock on April 5, 2010. Net income for the year and an accumulated other comprehensive gain of $1.52 million (mainly due to an increase in net unrealized gain on securities available-for-sale) also contributed to the increase in equity. These were partially offset by the purchase of treasury stock and dividends paid during the year.

Analysis of Net Interest Income

The Bank’s earnings have historically depended primarily upon net interest income, which is the difference between interest income earned on loans and investments and interest paid on deposits and any borrowed funds. It is the single largest component of Eagle’s operating income. Net interest income is affected by (i) the difference between rates of interest earned on loans and investments and rates paid on interest-bearing deposits and borrowings (the “interest rate spread”) and (ii) the relative amounts of loans and investments and interest-bearing deposits and borrowings.

The following tables set forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the twelve months ended June 30,

	2010			2009

	(Dollars in thousands)
	Average Daily Balance	Interest and Dividends	Yield/ Cost(3)	Average Daily Balance	Interest and Dividends	Yield/ Cost(3)

Assets:
Interest-earning assets:
FHLB stock	$2,002	$—	0.00%	$1,891	$—	0.00%
Loans receivable, net	172,338	10,857	6.30%	177,354	11,411	6.43%
Investment securities	97,077	4,023	4.14%	79,432	3,922	4.94%
Interest-bearing deposits with banks	7,151	27	0.38%	3,271	15	0.46%

Total interest-earning assets	278,568	14,907	5.35%	261,948	15,348	5.86%
Noninterest-earning assets	30,315			23,642

Total assets	$308,883			$285,590

Liabilities and Equity:
Interest-bearing liabilities:
Deposit accounts:
Money market	$27,420	$111	0.40%	$26,344	$308	1.17%
Statement Savings	28,226	92	0.33%	24,069	131	0.54%
Checking	36,125	72	0.20%	32,994	114	0.35%
Certificates of deposit	89,197	1,886	2.11%	86,666	2,608	3.01%
Advances from FHLB & subordinated debt	71,245	2,944	4.13%	72,927	2,954	4.05%

Total interest-bearing liabilities	252,213	5,105	2.02%	243,000	6,115	2.52%
Non-interest checking	17,551			14,502
Other noninterest-bearing liabilities	3,549			2,117

Total liabilities	273,313			259,619

Total equity	35,570			25,971

Total liabilities and equity	$308,883			$285,590

Net interest income/interest rate spread(1)		$9,802	3.33%		$9,233	3.34%

Net interest margin(2)			3.52%			3.52%

Total interest-earning assets to interest-bearing liabilities			110.45%			107.80%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(2)	Net interest margin represents income before the provision for loan losses divided by average interest-earning assets.

(3)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume multiplied by the old rate; (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume, which have been allocated proportionately to the change due to volume and the change due to rate.

	For the Years Ended June 30, Increase (Decrease)

	(In thousands)
	2010 vs 2009			2009 vs 2008

	Volume	Due to Rate	Net	Volume	Due to Rate	Net

Interest earning assets:
Loans receivable, net	$(323)	$(231)	$(554)	$783	$(277)	$506
Investment securities	871	(770)	101	538	263	801
Interest-bearing deposits with banks	18	(6)	12	67	(115)	(48)
Other earning assets	—	—	—	—	—	—

Total interest earning assets	566	(1,007)	(441)	1,388	(129)	1,259

Interest-bearing liabilities:
Passbook, money market and checking accounts	47	(325)	(278)	96	(184)	(88)
Certificates of deposit	76	(798)	(722)	(94)	(1,044)	(1,138)
Borrowings	(68)	58	(10)	1,116	(428)	688

Total interest-bearing liabilities	55	(1,065)	(1,010)	1,118	(1,656)	(538)

Change in net interest income	$511	$58	$569	$270	$1,527	$1,797

Comparison of Operating Results for the Years Ended June 30, 2010 and 2009

Net Income.

Eagle’s net income was $2.414 million and $2.388 million for the years ended June 30, 2010 and 2009, respectively. This increase of $26,000, or 1.09%, was the result of an increase in net interest income of $569,000 and an increase in net noninterest income of $594,000, offset by increases in noninterest expense of $668,000 and the provision for loan losses of $458,000. Eagle’s tax provision was $11,000 higher in 2010. Basic earnings per share for the year ended June 30, 2010 were $0.60, compared to $0.59 (as adjusted) for the year ended June 30, 2009. Diluted earnings per share were $0.54 and $0.52 (as adjusted) for 2010 and 2009, respectively.

Net Interest Income.

Net interest income increased to $9.802 million for the year ended June 30, 2010, from $9.233 million for the previous year. This increase of $569,000, or 6.16%, was the result of a larger decrease in interest expense of $1.01 million than decrease in interest income of $441,000. As shown in the “Rate/Volume Analysis”, this increase is mainly attributable a larger average balance of investments and lower rates on deposits.

Interest and Dividend Income.

Total interest and dividend income was $14.907 million for the year ended June 30, 2010, compared to $15.348 million for the year ended June 30, 2009, a decrease of $441,000, or 2.87%. Interest and fees on loans decreased to $10.857 million for 2010 from $11.411 million for 2009. This decrease of $554,000, or 4.85%, was due to both the decrease in the average balances on loans receivable and the decrease in average rate, for the year ended June 30, 2010. The average interest rate earned on loans receivable decreased by 13 basis points, to 6.30% from 6.43%. Average balances for loans receivable, net, for the year ended June 30, 2010 were $172.34 million, compared to $177.35 million for the previous year. This represents a decrease of $5.01 million, or 2.82%. Interest and dividends on investment securities available-for-sale increased to $4.003 million for the year ended June 30, 2010 from $3.893 million for the year ended June 30, 2009, an increase of $110,000, or 2.83%. This increase was the result of higher average interest rates on the AFS portfolio during the year, partially offset by a lower average balance. Interest earned from deposits at other banks increased slightly for the year ended June 30, 2010 due to a higher average balance. Interest and dividends on investments held-to-maturity (HTM) also experienced a slight decline.

Interest Expense.

Total interest expense decreased to $5.105 million for the year ended June 30, 2010 from $6.115 million for the year ended June 30, 2009, a decrease of $1.01 million, or 16.52%. Interest on deposits decreased to $2.161 million for the year ended June 30, 2010 from $3.161 million for the year ended June 30, 2009. This decrease of $1.0 million, or 31.64%, was due primarily to a decrease on average rates paid. The average cost of deposits decreased 67 basis points, to 1.19% in 2010 from 1.86% in 2009. All deposit categories showed an increase in average balances in 2010. A decrease in the average balance of borrowings was partially offset by an increase in the average rate paid and resulted in a decrease in interest paid on borrowings to $2.944 million for the year ended June 30, 2010 from $2.954 million for the year ended June 30, 2009. The average balance of borrowings decreased to $71.245 million for the year ended June 30, 2010, compared to $72.927 million for the year ended June 30, 2009 and resulted principally from a decrease in FHLB borrowings. The average rate paid on borrowings increased to 4.13% in 2010 from 4.05% in 2009.

Provision for Loan Losses.

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by American Federal Savings Bank to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by American Federal, and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. Using this methodology, a provision to increase the allowance for loan loss by $715,000 was made for the year ended June 30, 2010 while a provision of $257,000 was made for the year ended June 30, 2009. This, management determined, adequately reflected a level of total allowances considered adequate. Total classified assets increased to $4.614 million at June 30, 2010 from $1.614 million at June 30, 2009. Total nonperforming loans as a percentage of the total loan portfolio was 1.65% at June 30, 2010, up from 0.75% at June 30, 2009. As of June 30, 2010, American Federal Savings Bank had $619,000 real estate owned and none at June 30, 2009.

Noninterest Income.

Total noninterest income increased to $3.593 million for the year ended June 30, 2010, from $2.999 million for the year ended June 30, 2009, an increase of $594,000 or 19.81%. This increase was primarily due to recognized losses of $1.296 million on Freddie Mac and Fannie Mae preferred stock that was accounted for under FASB ASC 825, Fair Value Option for Financial Assets and Financial Liabilities in fiscal year 2009. These shares of preferred stock were sold during the second quarter of the fiscal year 2010 resulting in a gain of $84,000 based on their then carrying value. Net gain on sale of loans decreased $936,000 due to a reduction in refinance activity as noted above in the “Balance Sheet Details” section. Service charges on deposit accounts increased $20,000 to $765,000 for the year ended June 30, 2010 from $745,000 for the year ended June 30, 2009. This was primarily due to an increase in overdraft fees. Other noninterest income increased $9,000 to $661,000. The single largest item in other noninterest income is earnings from bank owned life insurance of $253,000.

Noninterest Expense.

Noninterest expense increased by $668,000 or 7.80% to $9.231 million for the year ended June 30, 2010 from $8.563 million for the year ended June 30, 2009. This increase was primarily due to increases in salaries and benefits of $339,000, occupancy and equipment expense of $277,000, and legal, accounting, and examination fees of $87,000. The increase in salaries and benefits was due to normal pay raises and a slightly larger staff. The increase in occupancy and equipment expense was primarily due to a full year of operation of the new Helena, Skyway branch opened in January 2009, and the opening of the new Bozeman, Oak Street branch opened in October 2009. The increase in legal, accounting, and examination fees was primarily due to work performed by a certified public accounting firm on internal controls for complying with the Sarbanes Oxley Act. An exemption from Section 404 of the Sarbanes Oxley Act is included in the Frank-Dodd Wall Street Reform and Consumer Protection Act that was signed into law on July 21, 2010 for public companies with a public float of less than $75 million. Currently, Eagle falls below this threshold and will be exempt from those requirements. As such, we anticipate the accounting costs associated with these internal controls will be eliminated. Other categories of noninterest expense showed modest changes.

Income Tax Expense.

Eagle’s income tax expense was $1.035 million for the year ended June 30, 2010, compared to $1.024 million for the year ended June 30, 2009. The effective tax rate was 30.0% for both years ended June 30, 2010 and 2009.

Liquidity and Capital Resources

Eagle’s subsidiary, American Federal Savings Bank, is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings. The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Seattle. The Bank exceeded those minimum ratios as of both June 30, 2010 and June 30, 2009.

The Bank’s primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments, funds provided from operations, advances from the FHLB of Seattle and other borrowings. Scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are generally predictable. However, other sources of funds, such as deposit flows and loan prepayments, can be greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses liquidity resources principally to fund existing and future loan commitments. It also uses them to fund maturing certificates of deposit, demand deposit withdrawals and to invest in other loans and investments, maintain liquidity, and meet operating expenses.

Net cash provided by the Company’s operating activities, which is primarily comprised of cash transactions affecting net income, was $2.402 million for the year ended June 30, 2010 and $5.730 million for the year ended June 30, 2009. The change was primarily a result of an increase in the amount of loans held for sale in 2010.

Net cash used in the Company’s investing activities, which is primarily comprised of cash transactions from the investment securities and mortgage-backed securities portfolios and the loan portfolio, was $36.098 million for the year ended June 30, 2010, and $10.218 million for the year ended June 30, 2009. The increase in cash used was primarily due to more investment purchases in available-for-sale securities in 2010 compared to 2009.

Net cash provided by the Company’s financing activities was $30.877 million for the year ended June 30, 2010, and $6.726 million for the year ended June 30, 2009. The increase in cash was primarily a result of cash transactions from net increases in deposits and net increases in FHLB advances and other borrowings, and the issuance of common stock in our conversion and reorganization.

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable based in part on Eagle’s commitments to make loans and management’s assessment of Eagle’s ability to generate funds.

At March 31, 2010 (the most recent report available), the Bank’s measure of sensitivity to interest rate movements, as measured by the OTS, decreased slightly from the previous quarter. The market value of the Bank’s capital position has increased significantly from the previous year due to the common stock issuance. The Bank is well within the guidelines set forth by the Board of Directors for interest rate sensitivity.

As of June 30, 2010, the Bank’s regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed “well capitalized” pursuant to FDIC rules. At June 30, 2010, the Bank’s tangible, core, and risk-based capital ratios amounted to 13.10%, 13.10%, and 19.63%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively.

Impact of Inflation and Changing Prices

Our financial statements and the accompanying notes, which are found in Item 8, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. Interest rates have a greater impact on our performance than do the general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Interest Rate Risk Analysis

In addition to the asset/liability committee, the board of directors reviews our asset and liability policies. The board of directors reviews interest rate risk and interest rate trends quarterly, as well as liquidity and capital ratio requirements. Management administers the policies and determinations of the board of directors with respect to our asset and liability goals and strategies. Our asset and liability policy and strategies are expected to continue as described so long as competitive and regulatory conditions in the financial institution industry and market interest rates continue as they have in recent years.

The following table discloses how the Bank’s net portfolio value (“NPV”) would react to interest rate changes. Given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

Changes in Market Interest Rates (Basis Points)	Net Portfolio Value as % of PV of Assets

	At June 30, 2010 Projected NPV	Board Policy Limit (if applicable)

		Must be at least:

+300	14.75%	7.00%
+200	16.23%	8.00%
+100	17.41%	9.00%
0	18.27%	—
-100	18.78%	10.00%

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we use mandatory sell forward delivery commitments to sell whole loans to the secondary markets. These commitments are also used as a hedge against exposure to interest rate risks relating from rate locked loan origination commitments on certain mortgage loans held-for-sale.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item has been omitted based on Eagle’s status as a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Eagle’s audited financial statements, notes thereto, and auditor’s reports are found immediately following Part III of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of June 30, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of June 30, 2010, our disclosure controls and procedures were effective.

Management Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an assessment of the effectiveness of our internal control over financial reporting. This assessment was based upon the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s internal control over financial reporting involves a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes the controls themselves, as well as monitoring of the controls and internal auditing practices and actions to correct deficiencies identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. Based on this assessment, management concluded that, as of June 30, 2010, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2010 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

Except as provided below, the information required by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our directors may be found under the caption “Proposal I – Election of Directors” in our Proxy Statement for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”). The information in the Proxy Statement set forth under the captions of “Section 16 (a) Beneficial Ownership Reporting Compliance”, “Board Meetings and Committees”, “Structure of the Board of Directors”, “The Board’s Role in Risk Oversight”, and “Code of Ethics” is incorporated herein by reference.

Executive Officers of the Registrant

The following is a list of the names and ages of our executive officers, all positions and offices held by each person and each person’s principal occupations or employment during the past five years. There are no family relationships between any executive officers and directors.

Peter J. Johnson, President & Chief Executive Officer	Age 53

Mr. Johnson has served as President of the Bank and Eagle since July 2007 and CEO since November 2007. Prior to being named President, he had served as the Company’s Executive Vice President and Chief Financial Officer. He joined the Bank in 1981. He currently serves on the Montana Independent Bankers Association board of directors and the Federal Reserve Board’s Thrift Institution Advisory Council. He is a past chairman of both the Helena Area Chamber of Commerce and the Diocese of Helena Finance Council. He is also a member of the Rotary Club of Helena, and serves on the board of trustees of St. Peter’s Hospital.

Clinton J. Morrison, Senior Vice President & Chief Financial Officer	Age 40

Mr. Morrison has served as the Chief Financial Officer of the Bank and Eagle since July 2007. Prior to being named the Chief Financial Officer, he had served as the Company’s treasurer and compliance officer. He joined the Bank in 2001. Mr. Morrison maintains a certified public accountants license in the State of Montana. He currently is a member of the Montana Society of CPAs and the American Institute of CPAs. Mr. Morrison currently is a member of the Helena Downtown Kiwanis Club and previously served terms as President and Treasurer of that organization.

Michael C. Mundt, Senior Vice President & Chief Lending Officer	Age 56

Mr. Mundt has served as the Chief Lending Officer of the Bank since April 1994. Prior to being named the Chief Lending Officer, he served as Vice President of Consumer and Commercial Lending. He joined the bank in 1988. He currently serves on the Montana Bankers Association’s board of directors, and also currently serves as the immediate Past-President of the Montana Business Assistance Connection, a local economic development non-profit organization.

Robert M. Evans, Senior Vice President & Chief Information Officer	Age 62

Mr. Evans has served as the Chief Information Officer of the Bank since January 2008. Prior to being named Chief Information Officer, he served as the Bank’s Vice President of Information Services. Mr. Evans also serves as the Bank’s Security Officer. He joined the Bank in 1986.

Rachel R. Amdahl, Senior Vice President/Operations	Age 41

Mrs. Amdahl has served as Senior Vice President/Operations of the Bank since February 2006. Prior to being named the Senior Vice President/Operations, she served as Vice President/Operations since 2000. She joined the Bank in 1987. She currently serves on the Lewis and Clark County United Way board of directors. She also is a member of the Women’s Leadership Network.

Code of Ethics

We have a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer and our Board. Our Code of Ethics and Conflict of Interest Policy is available on our website at www.americanfederalsavingsbank.com. We will disclose on our website any amendments to or waivers from any provision of our Code of Ethics and Conflict of Interest Policy that applies to any of the directors or officers.

ITEM 11.	EXECUTIVE COMPENSATION.

The information in the Proxy Statement set forth under the captions of “Directors’ Compensation” and “Executive Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information in the Proxy Statement set forth under the captions of “Beneficial Ownership of Common Stock” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information in the Proxy Statement set forth under the captions of “Transactions with Certain Related Persons” and “Board Independence” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information in the Proxy Statement set forth under the captions of “Proposal II – Ratification of Appointment of Independent Auditors” is incorporated herein by reference.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1)

The following documents are filed as part of this report: The audited Consolidated Statements of Financial Condition of Eagle Bancorp Montana, Inc. and subsidiary as of June 30, 2010 and June 30, 2009 and the related Consolidated Statements of Income, Consolidated Statements of Changes in Stockholder Equity and Consolidated Statements of Cash Flows for the years then ended, together with the related notes and independent auditor’s reports.

	(2)	Schedules omitted as they are not applicable.

	(3)	Exhibits.

Exhibits 10.1 through 10.20 are management contracts or compensatory plans or arrangements.

**	3.1	Amended and Restated Certificate of Incorporation of Eagle Bancorp Montana, Inc.

*	3.2	Bylaws of Eagle Bancorp Montana, Inc.

*	4	Form of Common Stock Certificate of Eagle Bancorp Montana, Inc.

***	10.1	Employee Stock Ownership Plan.

****	10.2	Eagle Bancorp 2000 Stock Incentive Plan.

*	10.3	Employment Contract, effective as of October 1, 2009, between Peter J. Johnson and American Federal Savings Bank.

*	10.4	Form of Change in Control Agreement between Clinton J. Morrison and American Federal Savings Bank.

*	10.5	Form of Change in Control Agreement between Michael C. Mundt and American Federal Savings Bank.

*	10.6	Form of Change in Control Agreement between Robert M. Evans and American Federal Savings Bank.

*	10.7	Form of Change in Control Agreement between Rachel R. Amdahl and American Federal Savings Bank.

*	10.8	Amendment No. 1 to Employment Contract, effective as of January 22, 2010, between Peter J. Johnson and American Federal Savings Bank.

*	10.9	Salary Continuation Agreement, dated April 18, 2002, between Larry A. Dreyer and American Federal Savings Bank.

*	10.10	First Amendment to Salary Continuation Agreement, dated December 31, 2006, between Larry A. Dreyer and American Federal Savings Bank.

*	10.11	Salary Continuation Agreement, dated April 18, 2002, between Peter J. Johnson and American Federal Savings Bank.

*	10.12	First Amendment to Salary Continuation Agreement, dated December 31, 2006, between Peter J. Johnson and American Federal Savings Bank.

*	10.13	Salary Continuation Agreement, dated November 15, 2007, between Clinton J. Morrison and American Federal Savings Bank.

*	10.14	Salary Continuation Agreement, dated April 18, 2002, between Michael C. Mundt and American Federal Savings Bank.

*	10.15	First Amendment to Salary Continuation Agreement, dated December 31, 2006, between Michael C. Mundt and American Federal Savings Bank.

*	10.16	Salary Continuation Agreement, dated April 18, 2002, between Robert M. Evans and American Federal Savings Bank.

*	10.17	First Amendment to Salary Continuation Agreement, dated December 31, 2006, between Robert M. Evans and American Federal Savings Bank.

*	10.18	Salary Continuation Agreement, dated November 16, 2006, between Rachel R. Amdahl and American Federal Savings Bank.

*	10.19	American Federal Savings Bank Split-Dollar Plan, effective October 21, 2004.

*	10.20	Summary of American Federal Savings Bank Bonus Plan.

*	21.1	Subsidiaries of Registrant.

	31.1	Certification by Peter J. Johnson, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2

Certification by Clinton J. Morrison, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1

Certification by Peter J. Johnson, Chief Executive Officer and Clinton J. Morrison, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Incorporated by reference to the identically numbered exhibit of the Registration Statement on Form S-1 (File No. 333-163790) filed with the SEC on December 17, 2009.

	**	Incorporated by reference to the identically numbered exhibit of the Current Report on Form 8-K filed with the SEC on February 23, 2010.

	***	Incorporated by reference to the Registration Statement on Form SB-2 filed with the SEC on December 20, 1999.

	****	Incorporated by reference to the proxy statement for the 2000 Annual Meeting filed with the SEC on September 19, 2000.

(b)	See item 15(a)(3) above.

(c)	See Item 15(a)(1) and 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP MONTANA, INC.

/s/ Peter J. Johnson

Peter J. Johnson
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Peter J. Johnson	President & Chief Executive Officer	9/20/2010
Director (Principal Executive Officer)
Peter J. Johnson

/s/ Clinton J. Morrison	Senior Vice President and Chief	9/20/2010
Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Clinton J. Morrison

/s/ Larry A. Dreyer	Chairman	9/20/2010

Larry A. Dreyer

/s/ Don O. Campbell	Vice Chairman	9/20/2010

Don O. Campbell

/s/ Rick F. Hays	Director	9/20/2010

Rick F. Hays

/s/ Lynn E. Dickey	Director	9/20/2010

Lynn E. Dickey

/s/ James A. Maierle	Director	9/20/2010

James A. Maierle

/s/ Thomas J. McCarvel	Director	9/20/2010

Thomas J. McCarvel

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

June 30, 2010 and 2009

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Eagle Bancorp Montana, Inc. and Subsidiary

We have audited the accompanying consolidated statements of financial condition of Eagle Bancorp Montana, Inc. and Subsidiary as of June 30, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity and cash flows for years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2010 and 2009 financial statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp Montana, Inc. and Subsidiary as of June 30, 2010 and 2009, and the results of its operations and its cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America.

DAVIS KINARD & CO, PC

Abilene, Texas
July 29, 2010

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
June 30, 2010 and 2009
(Dollars in Thousands, Except for Per Share Data)

	2010	2009

Assets

Cash and due from banks	$2,543	$2,487
Interest bearing deposits in banks	966	224
Federal funds sold	—	3,617

Cash and cash equivalents	3,509	6,328

Securities available-for-sale	114,528	82,263
Securities held-to-maturity (fair value approximates $125 in 2010 and $384 in 2009)	125	375
Preferred stock - FASB ASC 825, at market value	—	25
FHLB stock restricted, at cost	2,003	2,000
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held for sale	7,695	5,349
Loans receivable, net of deferred loan fees and allowance for loan losses of $1,100 in 2010 and $525 in 2009	169,502	167,197
Accrued interest and dividend receivable	1,610	1,399
Mortgage servicing rights, net	2,337	2,208
Premises and equipment, net	15,848	13,761
Cash surrender value of life insurance	6,691	6,496
Real estate and other assets aquired in settlement of loans	619	—
Other assets	1,117	2,153

	$325,739	$289,709

Liabilities and Shareholders’ Equity

Noninterest bearing	$18,376	$15,002
Interest bearing	179,563	172,197

Total deposits	197,939	187,199

Accrued expenses and other liabilities	2,989	2,507
FHLB advances and other borrowings	67,224	67,056
Subordinated debentures	5,155	5,155

Total liabilities	273,307	261,917

Shareholders’ equity

Preferred stock, no par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 8,000,000 shares authorized June 30, 2010; 9,000,000 authorized June 30, 2009 4,083,127 shares issued and outstanding June 30, 2010 1,223,572 shares issued, 1,076,072 shares outstanding June 30, 2009	41	12
Capital surplus	22,104	4,564
Unallocated common stock held by ESOP	(1,889)	(18)
Treasury stock, at cost	—	(5,034)
Retained earnings	30,652	28,850
Net accumulated other comprehensive gain/(loss)	1,524	(582)

Total shareholders’ equity	52,432	27,792

	$325,739	$289,709

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Consolidated Statements of Income
Years Ended June 30, 2010 and 2009
(Dollars in Thousands, Except for Per Share Data)

	2010	2009

Interest and dividend income
Loans, including fees	$10,857	$11,411
Securities available-for-sale	4,003	3,893
Securities held-to-maturity	11	20
Trust preferred securities	9	9
Deposits with banks	27	15

Total interest income	14,907	15,348
Interest expense
Deposits	2,161	3,161
FHLB advances and other borrowings	2,635	2,645
Subordinated debentures	309	309

Total interest expense	5,105	6,115

Net interest income	9,802	9,233

Provision for loan losses	715	257

Net interest income after provision for loan losses	9,087	8,976

Noninterest income
Service charges on deposit accounts	765	745
Net gain on sale of loans	1,280	2,216
Mortgage loan service fees	770	628
Net realized gain on sales of available for sale securities	33	54
Net gain (loss) on preferred stock - FASB ASC 825	84	(1,296)
Other income	661	652

Total noninterest income	3,593	2,999
Noninterest expenses
Salaries and employee benefits	4,750	4,411
Occupancy and equipment expense	1,177	900
Data processing	407	370
Advertising	438	394
Amortization of mortgage servicing rights	487	598
Federal insurance premiums	275	307
Postage	144	151
Legal, accounting, and examination fees	318	231
Consulting fees	170	114
ATM processing	69	62
Other expense	996	1,025

Total noninterest expenses	9,231	8,563

Income before income taxes	3,449	3,412

Income tax expense	1,035	1,024

Net income	$2,414	$2,388

Basic earnings per share*	$0.60	$0.59

Diluted earnings per share *	$0.54	$0.52

* per share data is calculated on a converted basis using a 3.8 to 1.0 exchange ratio

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended June 30, 2010 and 2009
(Dollars in Thousands, Except for Per Share Data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Unallocated ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at June 30, 2008	$—	$12	$4,487	$(55)	$(5,013)	$27,025	$(822)	$25,634

Net income						2,388		2,388

Change in net unrealized depreciation on available for sale securities and cash flow hedges, net							240	240

Total comprehensive income								2,628

Dividends paid ($1.02 per share)						(435)		(435)

Treasury stock purchased (760 shares @ $27.00)					(21)			(21)

EITF No. 06-4 & 06-10						(128)		(128)

ESOP shares allocated or committed to be released for allocation (4,600) shares			77	37				114

Balance at June 30, 2009	$—	$12	$4,564	$(18)	$(5,034)	$28,850	$(582)	$27,792

Net income						2,414		2,414

Change in net unrealized depreciation on available for sale securities and cash flow hedges, net							2,106	2,106

Total comprehensive income								4,520

Dividends paid						(612)		(612)

Treasury stock purchased (805 shares @ $28.25)					(22)			(22)

Stock conversion		(12)	(4,564)		5,056			480

Stock sold/issued		41	22,053	(1,971)				20,123

ESOP allocated prior to conversion			50	18				68

ESOP shares allocated or committed to be released for allocation (8,214) shares			1	82				83

Balance at June 30, 2010	$—	$41	$22,104	$(1,889)	$—	$30,652	$1,524	$52,432

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended June 30, 2010 and 2009
(Dollars in Thousands, Except for Per Share Data)

	2010	2009

Cash flows from operating activities
Net income	$2,414	$2,388
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	715	257
Depreciation	651	482
Net amortization of securities premium & discounts	393	163
Amortization of capitalized mortgage servicing rights	487	598
Net gain on sale of loans	(1,280)	(2,216)
Net realized gain on sales of available-for-sale securities	(33)	(54)
Net recognized (gain) loss on preferred stock - FASB ASC 825	(84)	1,296
Net loss on sale of foreclosed real estate	—	2
Net loss on sale/disposal of fixed assets	2	—
Appreciation in cash surrender value of life insurance, net	(195)	(211)
Net change in
Loans held for sale	(793)	4,257
Accrued interest receivable	(211)	27
Other assets	1,084	(1,603)
Accrued expenses and other liabilities	(748)	344

Net cash provided by operating activities	2,402	5,730

Cash flows from investing activities
Activity in available-for-sale securities
Sales	8,928	5,298
Maturities, prepayments and calls	11,556	11,182
Purchases	(50,266)	(20,114)
Activity in held to maturity securities
Maturities, prepayments and calls	250	322
FHLB stock purchased	(3)	(285)
Loan originations and principal collections, net	(3,820)	(471)
Proceeds from sale of foreclosed real estate	28	13
Additions to premises and equipment	(2,771)	(6,163)

Net cash used in investing activities	(36,098)	(10,218)

Cash flows from financing activities
Net increase in deposits	10,740	8,348
Net change in federal funds purchased	—	(3,000)
Net change in advances from the FHLB and other borrowings	168	1,834
Purchase of treasury stock, at cost	(22)	(21)
Issuance of common stock	22,574	—
Purchase ESOP shares	(1,971)	—
Dividends paid	(612)	(435)

Net cash provided by financing activities	30,877	6,726

Net change in cash and cash equivalents	(2,819)	2,238

Cash and cash equivalents at beginning of year	6,328	4,090

Cash and cash equivalents at end of year	$3,509	$6,328

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 1:	Summary of Significant Accounting Policies

Nature of Operations

On April 5, 2010, Eagle Bancorp completed its second-step conversion from the partially-public mutual holding company structure to the fully publicly-owned stock holding company structure. As part of that transaction it also completed a related stock offering. As a result of the conversion and offering, Eagle Bancorp Montana, Inc. (“the Company”, or “Eagle”) became the stock holding company for American Federal Savings Bank (“the Bank”), and Eagle Financial MHC and Eagle Bancorp ceased to exist. The Company sold a total of 2,464,274 shares of common stock at a purchase price of $10.00 per share in the offering for gross proceeds of $24.6 million. Concurrent with the completion of the offering, shares of Eagle Bancorp common stock owned by the public were exchanged. Stockholders of Eagle Bancorp received 3.800 shares of the Company’s common stock for each share of Eagle Bancorp common stock that they owned immediately prior to completion of the transaction.

The Company’s Employee Stock Ownership Plan (“ESOP”), which purchased shares in the Offering, was authorized to purchase up to 12% of the shares sold in the Offering, or 197,142 shares. The ESOP completed its purchase of all such authorized shares in the Offering, at a total cost of $1,971,420.

The Bank is a federally chartered savings bank subject to the regulations of the Office of Thrift Supervision (“OTS”). The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).

The Bank is headquartered in Helena, Montana, and operates additional branches in Butte, Bozeman, and Townsend, Montana. The Bank’s market area is concentrated in south central Montana, to which it primarily offers commercial, residential, and consumer loans. The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities.

Collectively, Eagle Bancorp Montana Inc., and the Bank are referred to herein as “the Company.”

Principles of Consolidation

The consolidated financial statements include the accounts of Eagle Bancorp Montana Inc. and the Bank. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights, and the valuation of foreclosed assets. In connection with the determination of the estimated losses on loans, foreclosed assets, and valuation of mortgage servicing rights, management obtains independent appraisals and valuations.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 1:	Summary of Significant Accounting Policies – continued

Significant Group Concentrations of Credit Risk

Most of the Company’s business activity is with customers located within the south-central Montana area. Note 3 discusses the types of securities that the Company invests in. Note 4 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer.

The Company carries certain assets with other financial institutions which are subject to credit risk by the amount such assets exceed federal deposit insurance limits. At June 30, 2010 and June 30, 2009, no account balances were held with correspondent banks that were in excess of FDIC insured levels. Also, from time to time, the Company is due amounts in excess of FDIC insurance limits for checks and transit items. Management monitors the financial stability of correspondent banks and considers amounts advanced in excess of FDIC insurance limits to present no significant additional risk to the Company.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “cash and due from banks,” “interest bearing deposits in banks,” and “federal funds sold” all of which mature within ninety days.

The Bank is required to maintain a reserve balance with the Federal Reserve Bank. The Bank properly maintained amounts in excess of required reserves of $50,000 as of June 30, 2010 and 2009.

Investment Securities

The Company designates debt and equity securities as held-to-maturity, available-for-sale, or trading.

Held-to-maturity – Debt investment securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the interest method over the period remaining until maturity.

Available-for-sale – Investment securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, need for liquidity, and changes in the availability of and the yield of alternative investments, are classified as available-for-sale. These assets are carried at fair value. Unrealized gains and losses, net of tax, are reported as other comprehensive income. Gains and losses on the sale of available-for-sale securities are recorded on the trade date and determined using the specific identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary are recognized by write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 1:	Summary of Significant Accounting Policies – continued

Trading – No investment securities were designated as trading at June 30, 2010 and 2009.

Securities – FASB ASC 825 – Beginning fiscal year, July 1, 2007 the Company elected to account for its preferred stock under, FASB ASC 825 which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these assets are recognized in earning when incurred. On July 1, 2007 a charge to retained earnings for $118,000 was recorded in accordance with the implementation of FASB ASC 825 to record the unrealized loss (net of taxes) on preferred stock at that date.

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is a restricted investment carried at cost ($100 per share par value), which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances. The Company may request redemption at par value of any stock in excess of the amount it is required to hold. Stock redemptions are made at the discretion of the FHLB. The Bank redeemed no FHLB shares during the years ended June 30, 2010 and 2009.

Mortgage Loans Held-for-Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value, determined in aggregate, plus the fair value of associated derivative financial instruments. Net unrealized losses, if any, are recognized in a valuation allowance by a charge to income.

Loans

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in south central Montana. The ability of the Company’s debtors to honor their contracts is dependent upon the general economic conditions in this area.

Loans receivable that management has the intent and ability to hold until maturity are reported at the outstanding principal balance adjusted for any charge-offs, allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or unaccreted discounts on purchased loans. Loan origination fees, net of certain direct origination costs are deferred and amortized over the contractual life of the loan, as an adjustment of the yield, using the interest method.

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. Personal loans are typically charged off no later than 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 1:	Summary of Significant Accounting Policies – continued

Loans – continued

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

The allowance consists of specific, general and unallocated components. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject of a restructuring agreement.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 1:	Summary of Significant Accounting Policies – continued

Mortgage Servicing Rights

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on a market price valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that the fair value is less than the capitalized amount for the tranches. If the Bank later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Cash Surrender Value of Life Insurance

Life insurance policies are initially recorded at cost at the date of purchase. Subsequent to purchase, the policies are periodically adjusted for fair value. The adjustment to fair value increases or decreases the carrying value of the policies and is recorded as an income or expense on the consolidated statement of income. For the years ended June 30, 2010 and 2009 there were no adjustments to fair value that were outside the normal appreciation in cash surrender value.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are initially recorded fair value less estimated selling cost at the date of foreclosure. All write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, property held for sale is carried at fair value less cost to sell. Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 1:	Summary of Significant Accounting Policies – continued

Premises and Equipment

Land is carried at cost. Property and equipment is recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the expected useful lives of the assets, ranging from 3 to 35 years. The costs of maintenance and repairs are expensed as incurred, while major expenditures for renewals and betterments are capitalized.

Income Taxes

Income taxes are accounted for under the asset and liability method. Accordingly, deferred taxes are recognized for the estimated future tax effects attributable to “temporary differences” between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income tax expense in the period that includes the enactment date of the change. A deferred tax liability is recognized for all temporary differences that will result in future taxable income. A deferred tax asset is recognized for all temporary differences that will result in future tax deductions, subject to reduction of the asset by a valuation allowance in certain circumstances. This valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance is subject to ongoing adjustment based on changes in circumstances that affect management’s judgment about the realizability of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

Treasury Stock

Treasury stock is accounted for on the cost method and consists of no shares in 2010 and 148,260 shares in 2009.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs were approximately $438,000 and $394,000 for the years ended June 30, 2010 and 2009, respectively.

Employee Stock Ownership Plan

Compensation expense recognized for the Company’s ESOP equals the fair value of shares that have been allocated or committed to be released for allocation to participants. Any difference between the fair value of the shares at the time and the ESOP’s original acquisition cost is charged or credited to stockholders’ equity (capital surplus). The cost of ESOP shares that have not yet been allocated or committed to be released is deducted from stockholders’ equity.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 1:	Summary of Significant Accounting Policies – continued

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method. For purposes of computing EPS, outstanding common shares include all shares issued to the Mutual Holding Company but exclude ESOP shares that have not been allocated or committed to be released for allocation to participants. Due to the conversion and related stock offering occurring on April 5, 2010 all EPS calculations are prepared using a 3.8 to 1.0 exchange ratio.

Financial Instruments

All derivative financial instruments that qualify for hedge accounting are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments used as cash flow hedges are recognized as a component of comprehensive income. At June 30, 2010 and 2009, the Company was holding forward delivery commitments that qualify as derivative financial instruments.

The carrying value of the Company’s financial instruments approximates fair value. The fair value of the Company’s financial instruments is generally determined by a third party’s valuation of the underlying asset.

Recent Accounting Pronouncements

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

On November 14, 2008, the Securities and Exchange Commission (“SEC”) issued its long-anticipated proposed International Financial Reporting Standards (“IFRS”) roadmap outlining milestones that, if achieved, could lead to mandatory transition to IFRS for U.S. domestic registrants starting in 2014. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company could be required through its parent company to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS for U.S. domestic registrants. Management is currently assessing the impact that this potential change would have on the Company’s consolidated financial statements, and will continue to monitor the development of the potential implementation of IFRS.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 1:	Summary of Significant Accounting Policies – continued

Recent Accounting Pronouncements – continued

In April 2009, the FASB issued new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures. This ASC provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of this new guidance did not have a material effect on Company’s results of operations or financial position.

In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company has presented the necessary disclosures in Note 18 herein.

In June 2009, the FASB issued new authoritative accounting guidance under ASC Topic 810, Consolidation, which amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued ASC 860, Transfers and Servicing, to improve the information included in an entity’s financial statements about a transfer of financial assets and the effects of a transfer on its financial position, financial performance and cash flows. The guidance eliminates the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. The guidance is effective for the first reporting period (including interim periods) that begins after November 15, 2009. The Company does not expect that the adoption of this guidance will have a material effect on its financial position, results of operations or cash flows.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 1:	Summary of Significant Accounting Policies – continued

Recent Accounting Pronouncements – continued

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The adoption of the guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

The FASB issued new authoritative accounting guidance under ASC Topic 855, Subsequent Events, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This guidance sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This new guidance was effective for the period ended June 30, 2010 and did not have a significant impact on the Company’s consolidated financial statements

Reclassifications

Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

NOTE 2:	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended June 30:

	2010	2009

(In Thousands)
Weighted average shares outstanding during the year on which basic earnings per share is calculated	4,035,183	4,074,556
Add: weighted average of stock held in treasury	430,778	563,388

Average outstanding shares on which diluted earnings per share is calculated	4,465,961	4,637,944

Net income applicable to common stockholders	$2,414	$2,338

Basic earnings per share	$0.60	$0.59

Diluted earnings per share	$0.54	$0.52

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 3:	Securities

The Company’s investment policy requires that the Company purchase only high-grade investment securities. Most municipal obligations are categorized as “AAA” or better by a nationally recognized statistical rating organization. These ratings are achieved because the securities are backed by the full faith and credit of the municipality and also supported by third-party credit insurance policies. Mortgage backed securities and collateralized mortgage obligations are issued by government sponsored corporations, including Federal Home Loan Mortgage Corporation, Fannie Mae, and the Guaranteed National Mortgage Association. The amortized cost and estimated fair values of securities, together with unrealized gains and losses, are as follows:

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 3:	Securities – continued

	June 30, 2010

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Available for Sale

U.S. Government and agency	$31,852	$418	$(29)	$32,241
Municipal obligations	35,181	752	(521)	35,412
Corporate obligations	7,110	341	—	7,451
Mortgage-backed securites - government-backed	1,690	65	—	1,755
Private lable CMOs	957	—	(115)	842
CMOs - government backed	35,902	963	(38)	36,827

Total securities available for sale	$112,692	$2,539	$(703)	$114,528

Held to Maturity

Municipal obligations	$125	$—	$—	$125

Total securities held to maturity	$125	$—	$—	$125

Securities ASC 825
Preferred stock	$—	$—	$—	$—

	$—	$—	$—	$—

	June 30, 2009

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Available for Sale

U.S. Government and agency	$3,893	$14	$(25)	$3,882
Municipal obligations	29,747	202	(1,056)	28,893
Corporate obligations	9,963	149	(619)	9,493
Mortgage-backed securites - government-backed	8,287	162	(5)	8,444
Private label CMOs	2,226	—	(382)	1,844
CMOs - government backed	29,048	663	(4)	29,707

Total securities available for sale	$83,164	$1,190	$(2,091)	$82,263

Held to Maturity

Municpal obligations	$375	$9	$—	$384

Total securities held to maturity	$375	$9	$—	$384

Securities ASC 825
Preferred stock	$2,000	$—	$(1,975)	$25

	$2,000	$—	$(1,975)	$25

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 3:	Securities – continued

Beginning July 1, 2007 the Company elected to account for its FHLMC and FNMA preferred stock under FASB ASC 825, Fair Value Option for Financial Assets and Financial Liabilities, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these assets are recognized in earnings when incurred. Management elected to invoke the option to carry its preferred stock at fair value to more accurately reflect the estimated realizability of the preferred stock at each financial reporting date. The market value of preferred stock was $0 and $25,000 at June 30, 2010 and 2009, respectively. These securities were sold during the second quarter of fiscal year 2010 resulting in a loss on sale of $64,000 from their then carrying value. The gain and (loss) in market value of $84,000 and ($1,296,000) for the years ending June 30, 2010 and 2009, respectively, is included in noninterest income.

The Company has not entered into any interest rate swaps, options, or futures contracts relating to investment securities.

Gross recognized gains on securities available-for-sale were $250,000 and $113,000 for the years ended June 30, 2010 and 2009, respectively. Gross realized losses on securities available-for-sale were $217,000, and $59,000 for the years ended June 30, 2010 and 2009, respectively.

The amortized cost and estimated fair value of securities at June 30, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010

	Held to Maturity		Available for Sale

(Dollars in Thousands)	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value

Due in one year or less	$125	$125	$6,270	$6,314
Due from one to five years			31,695	32,518
Due from five to ten years			11,918	12,106
Due after ten years			24,260	24,166

	125	125	74,143	75,104

Mortgage-backed securites -
government-backed			1,690	1,755
Private lable CMOs			957	842
CMOs - government backed			35,902	36,827

Total	$125	$125	$112,692	$114,528

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 3:	Securities – continued

At June 30, 2010 and 2009, securities with a carrying value of $35,760,000 and $36,651,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The following table discloses, as of June 30, 2010 and 2009, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less than 12 months		12 months or longer

	June 30, 2010

(Dollars in Thousands)	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses

U.S. Government and agency	$3,679	$27	$872	$2
Municipal obligations	5,712	129	3,884	392
Private label CMOs	467	14	374	101
Mortgage-backed & CMOs	6,729	38	—	—

Total	$16,587	$208	$5,130	$495

	June 30, 2009

U.S. Government and agency	$1,686	$18	$458	$7
Municipal obligations	11,529	422	5,732	634
Corporate obligations	1,193	49	1,961	570
Private label CMOs	1,339	192	504	190
Mortgage-backed & CMOs	1,416	4	558	5

Total	$17,163	$685	$9,213	$1,406

The table above shows the Company’s investment gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2010 and 2009. 48 and 97 securities are in an unrealized loss position as of June 30, 2010 and 2009, respectively.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 3:	Securities – continued

At June 30, 2010, 41 U.S. Government and agency securities and municipal obligations have unrealized losses with aggregate depreciation of less than 0.82% from the Company’s amortized cost basis. These unrealized losses are principally due to changes in interest rates and credit spreads. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

At June 30, 2010, 7 mortgage backed and CMO securities have unrealized losses with aggregate depreciation of less than 0.4% from the Company’s cost basis. We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market. Management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected. In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company’s position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. There has been no disruption of the scheduled cash flows on any of the securities. Management’s analysis as of June 30, 2010 revealed no expected credit losses on the securities. Two of the CMO securities are non-agency securities (backed by Alt-A collateral) which have ratings below investment grade from the credit rating agencies. The fair value of these two securities represents less than 0.65% of the total fair value of all securities available for sale and their unrealized loss is $108,000 as of June 30, 2010.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 4:	Loans

A summary of the balances of loans follows:

	June 30,

	2010	2009

(Dollars in Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$73,010	$79,216
Commercial real estate	41,677	36,713
Real estate construction	7,016	4,642
Other loans:
Home equity	29,795	28,676
Consumer	9,613	10,835
Commercial	9,452	7,541

Subtotal	170,563	167,623
Less: Allowance for loan losses	(1,100)	(525)
Deferred loan fees, net	39	99

Total loans, net	$169,502	$167,197

Loans net of related allowance for loan losses on which the accrual of interest has been discontinued were $2,402,000 and $990,000 at June 30, 2010 and 2009, respectively. Interest income not accrued on these loans and cash interest income was immaterial for the years ended June 30, 2010 and 2009. The allowance for loan losses on nonaccrual loans as of June 30, 2010 and 2009 was $380,000 and $12,000, respectively. The Company expects to collect all amounts due on nonaccrual loans, including interest accrued at contractual rates. There were $2,104,000 ($1,688,000 net of loss reserves of $416,000) of and $15,000 ($3,000 net of loss reserves of $12,000) loans considered impaired at June 30, 2010 and 2009, respectively. As of June 30, 2010 and 2009, the Company had $29,000 and $251,000, respectively, of loans past due greater than ninety days that were still accruing interest.

The following is a summary of changes in the allowance for loan losses:

	June 30,

	2010	2009

(Dollars in Thousands)
Balance at beginning of period	$525	$300
Provision (credit) for loan losses	715	257
Loans charged off	(143)	(47)
Recoveries of loans previously charged off	3	15

Balance at end of period	$1,100	$525

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 4:	Loans – continued

Loans are granted to directors and officers of the Company in the ordinary course of business. Such loans are made in accordance with policies established for all loans of the Company, except that directors, officers, and employees may be eligible to receive discounts on loan origination costs.

Loans receivable from directors and senior officers, and their related parties, of the Company at June 30, 2010 and 2009, were $1,865,000 and $1,761,000, respectively. During the year ended June 30, 2010, total principal additions amounted to $284,000 and total principal payments amounted to $176,000. Interest income from all these loans was $117,000 and $140,000 for the years ended June 30, 2010 and 2009, respectively. The Bank serviced, for the benefit of others, $6,633,000 and $6,832,000 at June 30, 2010 and 2009, respectively, loans from directors and senior officers.

NOTE 5:	Mortgage Servicing Rights

The Company is servicing loans for the benefit of others totaling approximately $297,423,000 and $270,508,000 at June 30, 2010 and 2009, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $2,260,000 and $2,668,000 at June 30, 2010 and 2009, respectively.

The following is a summary of activity in mortgage servicing rights and the valuation allowance:

	Years Ended June 30,

	2010	2009

(Dollars in Thousands)
Mortgage servicing rights
Balance at beginning of period	$2,208	$1,652
Mortgage servicing rights capitalized	616	1,154
Amortization of mortgage servicing rights	(487)	(598)

Balance at end of period	2,337	2,208
Valuation allowance
Balance at beginning of period	—	—
Provision (credited) to operations	—	—

Balance at end of period	—	—

Net mortgage servicing rights	$2,337	$2,208

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 5:	Mortgage Servicing Rights – continued

The fair values of these rights were $2,400,000 and $2,389,000 at June 30, 2010 and June 30, 2009, respectively. The fair value of servicing rights was determined using discount rates ranging from 9.0% to 20.0%, prepayment speeds ranging from 213% to 405%, depending on stratification of the specific right. The fair value was also adjusted for the affect of potential past dues and foreclosures.

NOTE 6:	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	June 30,

	2010	2009

(Dollars in Thousands)
Land, buildings, and improvements	$18,504	$16,380
Furniture and equipment	4,369	3,757

	22,873	20,137
Accumulated depreciation	(7,025)	(6,376)

	$15,848	$13,761

Depreciation expense totaled $586,000 and $482,000 for the years ended June 30, 2010 and 2009, respectively.

NOTE 7:	Deposits

The composition of deposits is summarized as follows:

	June 30,

	2010	2009

(Dollars in Thousands)
Noninterest checking	$18,376	$15,002
Interest bearing checking (0.15%, 0.33%)	34,658	32,664
Passbook savings (0.21%, 0.41%)	30,875	26,445
Money market accounts (.24%, .64%)	29,021	26,886

Time certificates of deposits (2010 - .50% - 4.64%, 2009 - .75% - 5.35%)	85,009	86,202

	$197,939	$187,199

The weighted average cost of deposit funds was .85% and 1.38% at June 30, 2010 and 2009, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 7:	Deposits – continued

At June 30, 2010, the scheduled maturities of time deposits are as follows:

(Dollars in Thousands)
Within one year	$61,005
One to two years	15,876
Two to three years	4,547
Three to four years	2,850
Thereafter	731

Total	$85,009

Interest expense on deposits is summarized as follows:

	Years Ended June 30,

	2010	2009

(Dollars in Thousands)
Checking	$72	$114
Passbook savings	92	131
Money market accounts	117	322
Time certificates of deposits	1,880	2,594

	$2,161	$3,161

As of May 20, 2009 FDIC insurance covers deposits up to $250,000 through December 31, 2013. On July 21, 2010, this coverage was made permanent with the passage of the Frank-Dodd Wall Street Reform and Consumer Protection Act. At June 30, 2010 the Company held $17,787,000 in deposit accounts that included balances of $250,000 or more. The Bank is a participant in the FDIC’s Transactional Account Gaurantee Program, and as such noninterest bearing accounts are fully insured until December 31, 2010 when the program expires. At June 30, 2010 the Company held $18,376,000, in noninterest bearing accounts.

At June 30, 2010 and 2009, the Company reclassified $53,000 and $148,000, respectively, in overdrawn deposits as loans.

Directors’ and senior officers’ deposit accounts at June 30, 2010 and 2009, were $235,000 and $299,000, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 8:	Advances from the Federal Home Loan Bank and other borrowings

Advances from the Federal Home Loan Bank of Seattle and other borrowings mature as follows:

	June 30,

	2010	2009

(Dollars in Thousands)
Within one year	$13,224	$10,667
One to two years	18,000	8,389
Two to three years	16,000	18,000
Three to four years	9,000	16,000
Four to five years	9,000	9,000
Thereafter	2,000	5,000

Total	$67,224	$67,056

Federal Home Loan Advances

The advances are due at maturity, with the exception of two advances, totaling, $10,000,000, that are callable at the FHLB of Seattle’s option. The advances are subject to prepayment penalties. The interest rates on advances are fixed. The advances are collateralized by investment securities pledged to the FHLB of Seattle and a blanket pledge of the Bank’s 1-4 family residential mortgage portfolio. The carrying value of the securities collateralized for these advances was $1,135,081 as of June 30, 2009. At June 30, 2010 and 2009, the Company exceeded the collateral requirements of the FHLB. The Company’s investment in FHLB stock is also pledged as collateral on these advances. The total FHLB funding line available to the Company at June 30, 2010, was 30% of total Bank assets, or approximately $93.17 million. The balance of advances was $44,224,000 and $44,056,000 at June 30, 2010 and 2009, respectively.

Other Borrowings

The Bank had $23,000,000 in structured repurchase agreements with PNC Financial Service Group, Inc. (“PNC”) at June 30, 2010, and 2009. These agreements are collateralized by corporate and municipal securities. The carrying value of these securities was $28,515,000 as of June 30, 2010. These agreements include terms, under certain conditions, which allow PNC to exercise a call option.

Federal Funds Purchased

The Bank has a $7,000,000 Federal Funds line of credit with PNC. The balance was $0 as of June 30, 2010 and 2009.

The Bank has a $6,500,000 Federal Funds line of credit with Zions Bank. The balance was $0 as of June 30, 2010 and 2009.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 8:	Advances from the Federal Home Loan Bank and other borrowings – continued

Federal Reserve Bank Discount Window

For additional liquidity sources, the Bank has a credit facility at the Federal Reserve Bank’s Discount Window. The amount available to the Bank is limited by various collateral requirements. The Bank has pledged one Agency security and one collateralized mortgage obligation security at the Federal Reserve Bank that had a total carrying value of $5,547,000 as of June 30, 2010. The account had $0 balance as of June 30, 2010 and 2009.

For all borrowings outstanding the weighted average interest rate for advances at June 30, 2010 and 2009 was 3.78% and 4.02% respectively. The weighted average amount outstanding was $66,090,000 and $67,772,000 for the years ended June 30, 2010 and 2009, respectively.

The maximum amount outstanding at any month-end was $68,500,000 and $73,789,000 during the years ended June 30, 2010 and 2009, respectively.

NOTE 9:	Subordinated Debentures

On September 28, 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to Eagle Bancorp Statutory Trust I (“the Trust”). The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders on December 15, 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities is fixed at 6.02% until December 15, 2010 then becomes variable at 3-Month LIBOR plus 1.42%. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 15, 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date to as early as December 15, 2010.

For the years ended June 30, 2010 and June 30, 2009, interest expense on the subordinated debentures was $309,000.

Subordinated debt may be included in regulatory Tier 1 capital subject to a limitation that such amounts not exceed 25% of Tier 1 capital. The remainder of subordinated debt is included in Tier II capital. There is no limitation for inclusion of subordinated debt in total risk-based capital and, as such, all subordinated debt was included in total risk-based capital.

NOTE 10:	Legal Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 11:	Income Taxes

The components of the Company’s income tax provision are as follows:

	Years Ended June 30,

	2010	2009

(Dollars in Thousands)
Current
U.S. federal	$(894)	$975
Montana	(247)	270

	(1,141)	1,245

Deferred
U.S. federal	1,697	(149)
Montana	479	(72)

	2,176	(221)

Total	$1,035	$1,024

The nature and components of deferred tax assets and liabilities, which are a component of other liabilities in 2010 and other assets in 2009 in the accompanying statement of financial condition, are as follows:

	June 30,

	2010	2009

(Dollars in Thousands)
Deferred tax assets:
Deferred compensation	$278	$272
Loans receivable	130	34
Deferred loan fees	13	—
Securities available-for-sale & preferred stock FASB ASC 825	—	862
Other	17	16

Total deferred tax assets	438	1,184

Deferred tax liabilities:
Premises and equipment	1,017	210
Deferred loan fees	—	11
FHLB stock	389	389
Securities available-for-sale & preferred stock FASB ASC 825	551	—
Unrealized gain on hedging	102	20
Other		—

Total deferred tax liabilities	2,059	630

Net deferred tax (liability) asset	$(1,621)	$554

The Company believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 11:	Income Taxes – continued

A reconciliation of the Company’s effective income tax provision to the statutory federal income tax rate is as follows:

	Years Ended June 30,

	2010	2009

(Dollars in Thousands)

Federal income taxes at the statutory rate of 34%	$1,173	$1,160
State income taxes	233	230
Nontaxable income	(541)	(451)
Other, net	170	85

Income tax expense	$1,035	$1,024

Effective tax rate	30.0%	30.0%

Prior to January 1, 1987, the Company was allowed a special bad debt deduction limited generally in the current year to 32% (net of preference tax) of otherwise taxable income and subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If the amounts that qualified as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, they will be subject to federal income tax at the then current corporate rate. Retained earnings include approximately $852,000 and $525,000 at June 30, 2010 and 2009, respectively, for which federal income tax has not been provided.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 12:	Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income” that are reported directly in stockholders’ equity, such as the change during the period in the after-tax net unrealized gain or loss on securities available-for-sale.

The Company’s other comprehensive income is summarized as follows for the years ended June 30:

	2010	2009

(Dollars in Thousands)
Net unrealized holding loss arising during the year:
Available for sale securities, net of related income tax (expense) benefit of ($831) and $112, respectively	$1,938	$263

Forward delivery commitments, net of related income tax expense of $82 and $6, respectively	191	15

Reclassification adjustment for net realized gain included in net income, net of related income tax expense of $9 and $16, respectively	(23)	(38)

Other comprehensive income	$2,106	$240

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 13:	Supplemental Cash Flow Information

	Years Ended June 30,

	2010	2009

(Dollars in Thousands)
Supplemental Cash Flow Information
Cash paid during the year for interest	$5,115	$6,127
Cash paid during the year for income taxes	603	1,475
Non-Cash Investing Activities
Increase in market value of securities available for sale	$(2,737)	$(321)
Mortgage servicing rights capitalized	617	1,154
ESOP shares released	101	114

NOTE 14:	Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of June 30, 2010 and 2009, that the Bank meets all capital adequacy requirements to which it is subject.

The most recent notification from the Office of Thrift Supervision (“OTS”) (as of January 5, 2009) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table below. The Bank’s actual capital amounts (in thousands) and ratios are presented in the table below:

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 14:	Regulatory Capital Requirements – continued

(Dollars in Thousands)	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio

June 30, 2010:

Total Risk-based Capital to Risk Weighted Assets
Consolidated	$56,591	26.47%	$17,103	8.00%	$	N/A	N/A	%
Bank	41,223	19.63	16,799	8.00		20,999	10.00

Tier I Capital to Risk Weighted Assets
Consolidated	55,908	26.15	8,551	4.00		N/A	N/A
Bank	40,539	19.31	8,400	4.00		12,599	6.00

Tier I Capital to Adjusted Total Assets
Consolidated	55,908	17.12	9,798	3.00		N/A	N/A
Bank	40,539	13.10	9,282	3.00		15,471	5.00

Tangible Capital to Adjusted Total Assets
Consolidated	55,908	17.12	4,899	1.50		N/A	N/A
Bank	40,539	13.10	4,641	1.50		N/A	N/A

June 30, 2009:

Total Risk-based Capital to Risk Weighted Assets
Consolidated	$33,886	16.61%	$16,318	8.00%	$	N/A	N/A	%
Bank	27,592	13.66	16,157	8.00		20,196	10.00

Tier I Capital to Risk Weighted Assets
Consolidated	33,374	16.36	8,159	4.00		N/A	N/A
Bank	27,079	13.41	8,078	4.00		12,118	6.00

Tier I Capital to Adjusted Total Assets
Consolidated	33,374	11.50	8,709	3.00		N/A	N/A
Bank	27,079	9.53	8,522	3.00		14,203	5.00

Tangible Capital to Adjusted Total Assets
Consolidated	33,374	11.50	4,354	1.50		N/A	N/A
Bank	27,079	9.53	4,261	1.50		N/A	N/A

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 14:	Regulatory Capital Requirements – continued

A reconciliation of the Bank’s capital (in thousands) determined by generally accepted accounting principles to capital defined for regulatory purposes, is as follows:

	2010	2009

(Dollars in Thousands)
Capital determined by generally accepted accounting principles	$42,009	$26,687
Unrealized (gain) loss on securities available-for-sale	(1,232)	439
Unrealized gain on forward delivery commitments	(238)	(47)

Tier I (core) capital	40,539	27,079
General allowance for loan losses	684	513

Total risk based capital	$41,223	$27,592

Dividend Limitations

Under OTS regulations that became effective April 1, 1999, savings associations such as the Bank generally may declare annual cash dividends up to an amount equal to net income for the current year plus net income retained for the two preceding years. Dividends in excess of such amount require OTS approval. The Bank has paid dividends totaling $1,000,000 and $1,552,000 to the Company during the years ended June 30, 2010, and 2009, respectively. The Company had paid quarterly dividends of $0.26 per share for the first three fiscal quarters of fiscal year ended June 30, 2010. For its fourth quarter fiscal year ended June 30, 2010, the Company paid a dividend of $0.06842 per share ($0.26 on a converted basis with regards to the conversion that occurred on April 5, 2010) to its shareholders. The Company paid four quarterly dividends of $.255 per share to its shareholders for the year ended June 30, 2009.

Liquidation Rights

Eagle Bancorp Montana, Inc. holds a liquidation account for the benefit of certain depositors of American Federal Savings Bank who remain depositors of the Bank at the time of liquidation. The liquidation account is designed to provide payments to these depositors of their liquidation interests in the event of a liquidation of Eagle and the Bank, or the Bank alone. In the unlikely event that Eagle and the Bank were to liquidate in the future, all claims of creditors, including those of depositors, would be paid first, followed by distribution to depositors as of November 30, 2008 (who continue to be the Bank’s depositors) of the liquidation account maintained by Eagle. Also, in a complete liquidation of both entities, or of just the Bank, when Eagle has insufficient assets to fund the liquidation account distribution due to depositors and the Bank has positive net worth, the Bank would immediately pay amounts necessary to fund Eagle’s remaining obligations under the liquidation account. If Eagle is completely liquidated or sold apart from a sale or liquidation of the Bank, then the rights of such depositors in the liquidation account maintained by Eagle would be surrendered and treated as a liquidation account in the Bank, the “bank liquidation account” and these depositors shall have an equivalent interest in the bank liquidation account and the same rights and terms as the liquidation account.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 14:	Regulatory Capital Requirements – continued

Liquidation Rights – continued

After two years from the date of conversion and upon the written request of the OTS, Eagle will eliminate or transfer the liquidation account and the interests in such account to the Bank and the liquidation account would become the liquidation account of the Bank and not subject in any manner or amount to Eagle’s creditors. Also, under the rules and regulations of the OTS, no post-conversion merger, consolidation, or similar combination or transaction with another depository institution in which Eagle or the Bank is not the surviving institution would be considered a liquidation and, in such a transaction, the liquidation account would be assumed by the surviving institution.

NOTE 15:	Related Party Transactions

The Bank has contracted with a subsidiary of a company which is partially owned by one of the Company’s directors. The Bank paid $103,000 during the year ended June 30, 2010 for support services, and an additional $157,000 for computer hardware and software used by the Bank for its computer network. For the year ended June 30, 2009, expenditures were $54,000 for support services and $83,000 for computer hardware and software.

In 2007, the Bank also made a construction loan, in the normal course of lending, to this same affiliated entity for the construction of an office building. In fiscal 2008 the construction was completed and the loan was refinanced into $7,500,000 permanent financing. On July 9, 2008, 80 percent, or $6.0 million was sold to the Montana Board of Investments. As of June 30, 2010 this loan’s principal balance was $7,102,000 ($1,420,000 net of participation sold). The Bank maintains the servicing for this loan and the loan is current.

NOTE 16:	Employee Benefits

Profit Sharing Plan

The Company provides a noncontributory profit sharing plan for eligible employees who have completed one year of service. The amount of the Company’s annual contribution, limited to a maximum of 15% of qualified employees’ salaries, is determined by the Board of Directors. Profit sharing expense was $169,000 and $182,000 for the years ended June 30, 2010 and 2009, respectively.

The Company’s profit sharing plan includes a 401(k) feature. At the discretion of the Board of Directors, the Company may match up to 50% of participants’ contributions up to a maximum of 4% of participants’ salaries. For the years ended June 30, 2010 and 2009, the Company’s match totaled $48,000 and $47,000, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 16:	Employee Benefits – continued

Deferred Compensation Plans – continued

The Company has entered into deferred compensation contracts with current key employees. The contracts provide fixed benefits payable in equal annual installments upon retirement. The Company purchased life insurance contracts that may be used to fund the payments. The charge to expense is based on the present value computations of anticipated liabilities. For the years ended June 30, 2010 and 2009, the total expense was $106,000 and $102,000, respectively. The Company has recorded a liability for the deferred compensation plan of $926,000 and $908,000 at June 30, 2010 and 2009, respectively, which is included in the balance of accrued expenses and other liabilities.

Employee Stock Ownership Plan

The Company has established an ESOP for eligible employees who meet certain age and service requirements. At inception, in April 2000, the ESOP borrowed $368,000 from Eagle Bancorp and used the funds to purchase 46,006 shares of common stock, at $8 per share, in the initial offering. This borrowing was fully paid on December 31, 2009. Again, in conjunction with the subsequent offering in April 2010, the ESOP borrowed $1,971,420 from Eagle Bancorp Montana, Inc. and used the funds to purchase 197,142 shares of common stock, at $10 per share. The Bank makes periodic contributions to the ESOP sufficient to satisfy the debt service requirements of the loan that has a twelve-year term and bears interest at 8%. The ESOP uses these contributions, and any dividends received by the ESOP on unallocated shares, to make principal and interest payments on the loan.

Shares purchased by the ESOP are held in a suspense account by the plan trustee until allocated to participant accounts. Shares released from the suspense account are allocated to participants on the basis of their relative compensation in the year of allocation. Participants become vested in the allocated shares over a period not to exceed seven years. Any forfeited shares are allocated to other participants in the same proportion as contributions.

Total ESOP expenses of $123,000 and $107,000 were recognized in fiscal 2010 and 2009, respectively. 4600 shares were released and allocated to participants during the year ended June 30, 2009. 2,300 shares, prior to the April 5, 2010 conversion, were released and allocated to participants during the year ended June 30, 2010. 8,214 shares, subsequent to the conversion on April 5, 2010, were allocated to participants during the year ended June 30, 2010.The cost of the 188,928 ESOP shares ($1,889,280 at June 30, 2010) that have not yet been allocated or committed to be released to participants is deducted from stockholders’ equity. The fair value of these shares was approximately $1,842,048 at that date.

Stock Incentive Plan

The Company adopted the Stock Incentive Plan (“the Plan”) on October 19, 2000. The Plan provides for different types of awards including stock options, restricted stock and performance shares. Under the Plan, 23,000 shares of restricted stock were granted to directors and certain officers during fiscal 2001. These shares of restricted stock vest in equal installments over five years beginning one year from the grant date.

There were no stock options granted under the Plan as of June 30, 2010.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 17:	Financial Instruments and Off-Balance-Sheet Activities

All financial instruments held or issued by the Company are held or issued for purposes other than trading. In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and forward delivery commitments for the sale of whole loans to the secondary market.

Commitments to extend credit – In response to marketplace demands, the Company routinely makes commitments to extend credit for fixed rate and variable rate loans with or without rate lock guarantees. When rate lock guarantees are made to customers, the Company becomes subject to market risk for changes in interest rates that occur between the rate lock date and the date that a firm commitment to purchase the loan is made by a secondary market investor.

Generally, as interest rates increase, the market value of the loan commitment goes down. The opposite effect takes place when interest rates decline.

Commitments to extend credit are agreements to lend to a customer as long as the borrower satisfies the Company’s underwriting standards and related provisions of the borrowing agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments. Collateral is required for substantially all loans, and normally consists of real property. The Company’s experience has been that substantially all loan commitments are completed or terminated by the borrower within 3 to 12 months.

The notional amounts of the Company’s commitments to extend credit at fixed and variable interest rates were approximately $9,029,000 and $12,440,000 at June 30, 2010 and 2009, respectively. Fixed rate commitments are extended at rates ranging from 4.00% to 8.00% and 4.50% to 8.0% at June 30, 2010 and 2009, respectively. The Company has lines of credit representing credit risk of approximately $59,373,000 and $52,288,000 at June 30, 2010 and 2009, respectively, of which approximately $32,012,000 and $26,838,000 had been drawn at June 30, 2010 and 2009, respectively. The Company has credit cards issued representing credit risk of approximately $727,000 and $675,000 at June 30, 2010 and 2009, respectively, of which approximately $30,000 and $21,000 had been drawn at June 30, 2010 and 2009, respectively. The Company has letters of credits issued representing credit risk of approximately $2,432,000 and $1,347,000 at June 30, 2010 and 2009, respectively.

Forward delivery commitments – The Company uses mandatory sell forward delivery commitments to sell whole loans. These commitments are also used as a hedge against exposure to interest-rate risks resulting from rate locked loan origination commitments on certain mortgage loans held-for-sale. Gains and losses in the items hedged are deferred and recognized in other comprehensive income until the commitments are completed. At the completion of the commitments the gains and losses are recognized in the Company’s income statement.

As of June 30, 2010 and 2009, the Company had entered into commitments to deliver approximately $7,437,000 and $5,344,000 respectively, in loans to various investors, all at fixed interest rates ranging from 2.75% to 7.125% and 4.25% to 5.63%, at June 30, 2010 and 2009, respectively. The Company had approximately $340,000 and $68,000 of gains deferred as a result of the forward delivery commitments entered into as of June 30, 2010 and 2009, respectively. The total amount of the gain is expected to be taken into income within the next twelve months.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 17:	Financial Instruments and Off-Balance-Sheet Activities – continued

The Company did not have any gains or losses reclassified into earnings as a result of the ineffectiveness of its hedging activities. The Company considers its hedging activities to be highly effective.

The Company did not have any gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time frame as of June 30, 2010.

The Company has no other off-balance-sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the financial statements.

NOTE 18:	Fair Value Disclosures

FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 18:	Fair Value Disclosures – continued

	▪	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

▪

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

	▪	Level 3 Inputs - Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

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

Available for Sale Securities – Securities classified as available for sale are reported at fair value utilizing Level 1 and Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria.

Preferred Stock – FASB ASC 825– Freddie Mac and Fannie Mae preferred stock are reported at fair value utilizing Level 1 and Level 2inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

Loans Held for Sale – These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds based on sales contracts and commitments and are considered Level 2 inputs.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 18:	Fair Value Disclosures – continued

Repossessed Assets – Fair values are valued at the time the loan is foreclosed upon and the asset is transferred from loans. The value is based upon primary third party appraisals, less costs to sell. The appraisals are generally discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically significant and result in Level 3 classification of the inputs for determining fair value. Repossessed assets are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on same or similar factors above.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2010 and 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	June 30, 2010

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Available for sale securities	$—	$114,528	$—	$114,528
Loans held-for-sale	—	7,695	—	7,695

	June 30, 2009

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Available for sale securities	$—	$82,263	$—	$82,263
Preferred stock - FASB ASC 825	—	25	—	25
Loans held-for-sale	—	5,349	—	5,349

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of June 30, 2010 and 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 18:	Fair Value Disclosures – continued

	June 30, 2010

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Impaired loans	$—	$—	$1,688	$1,688
Mortgage servicing rights	—	2,400	—	2,400
Repossessed assets	—	—	619	619

	June 30, 2009

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Impaired loans	$—	$—	$3	$3
Mortgage servicing rights	—	2,389	—	2,389
Repossessed assets	—	—	—	—

During the year ended June 30, 2010, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $2,101,000 were reduced by specific valuation allowance allocations totaling $416,000 to a total reported fair value of $1,685,000 based on collateral valuations utilizing Level 3 valuation inputs.

As of June 30, 2010, mortgage servicing rights were remeasured and reported at the lower of cost or fair value through a valuation allowance based upon the fair value of the calculated servicing rights. Servicing rights with a carrying value of $2,337,000 were lower than fair value of $2,400,000 based on collateral valuations utilizing Level 2 valuation inputs, and as such are reported at the lower value of cost.

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis include goodwill, other intangible assets and other non-financial long-lived assets. As stated above, FASB ASC 820 will be applicable to these fair value measurements that began on January 1, 2009.

Those financial instruments not subject to the initial implementation of FASB ASC 820 are required under SFAS 107 to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. Below is a table that summarizes the fair market values of all financial instruments of the Company at June 30, 2010 and 2009, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments not covered by FASB ASC 820.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 18:	Fair Value Disclosures – continued

	June 30,

	2010		2009

(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets:
Cash and cash equivalents	$3,509	$3,509	$6,328	$6,328
Securities held-to-maturity	125	125	375	384
FHLB stock	2,003	2,003	2,000	2,000
Loans receivable, net	169,502	176,037	167,197	172,408
Cash value of life insurance	6,691	6,691	6,496	6,496
Financial Liabilities:
Deposits	112,930	112,930	100,997	100,997
Time certificates of deposit	85,009	86,770	86,202	88,284
Advances from the FHLB & other borrowings	67,224	66,117	67,056	70,524
Subordinated debentures	5,155	3,872	5,155	3,899

The following methods and assumptions were used by the Company in estimating the fair value of the following classes of financial instruments.

Cash and interest-bearing accounts – The carrying amounts approximate fair value due to the relatively short period of time between the origination of these instruments and their expected realization.

Stock in the FHLB – The fair value of stock in the FHLB approximates redemption value.

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

Assumptions regarding credit risk are judgmentally determined using specific borrower information, internal credit quality analysis, and historical information on segmented loan categories for non-specific borrowers.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 18:	Fair Value Disclosures – continued

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

Advances from the FHLB & Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective June 30, 2010 and 2009, respectively if the borrowings repriced according to their stated terms.

NOTE 19:	Condensed Parent Company Financial Statements

Set forth below is the condensed statements of financial condition as of June 30, 2010 and 2009, of Eagle Bancorp together with the related condensed statements of income and cash flows for the years ended June 30, 2010 and 2009.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 19:	Condensed Parent Company Financial Statements – continued

Condensed Statements of Financial Condition
(Dollars in Thousands)

	2010	2009

Assets
Cash and cash equivalents	$301	$318
Securities available for sale	14,892	5,491
Preferred stock - FASB ASC 825	—	25
Investment in Eagle Bancorp Statutory Trust I	155	155
Investment in American Federal Savings Bank	42,010	26,688
Other assets	242	283

Total assets	$57,600	$32,960

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	13	13
Long-term subordinated debt	5,155	5,155
Stockholders’ Equity	52,432	27,792

Total liabilities and stockholders’ equity	$57,600	$32,960

Condensed Statements of Income
(Dollars in Thousands)

	2010	2009

Interest income	$387	$146
Interest expense	(310)	(310)
Noninterest expense	(144)	(114)

Loss before income taxes	(67)	(278)
Income tax benefit	(20)	(83)

Loss before equity in undistributed earnings of American Federal Savings Bank	(47)	(195)
Equity in undistributed earnings of American Federal Savings Bank	2,461	2,583

Net income	$2,414	$2,388

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 19:	Condensed Parent Company Financial Statements – continued

Condensed Statements of Cash Flow
(Dollars in Thousands)

	2010	2009

Cash flows from operating activities
Net income	$2,414	$2,388
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of American Federal Savings Bank	(2,461)	(2,583)
Other adjustments, net	(165)	94

Net cash used in operating activities	(212)	(101)

Cash flows from investing activities
Cash contribution from American Federal Savings Bank	1,000	1,302
Cash contribution to American Federal Savings Bank	(12,000)	—
Activity in available for sale securities
Sales	8	89
Maturities, prepayments and calls	912	279
Purchases	(9,830)	(1,152)

Net cash provided by investing activities	(19,910)	518

Cash flows from financing activities
Common stock issued	22,574	—
ESOP payments and dividends	136	120
ESOP shares purchased	(1,971)	—
Payments to purchase treasury stock	(22)	(21)
Dividends paid	(612)	(435)

Net cash used in financing activities	20,105	(336)

Net change in cash and cash equivalents	(17)	81
Cash and cash equivalents at beginning of period	318	237

Cash and cash equivalents at end of period	$301	$318

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 20:	Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2010 and 2009:

	Year ended June 30, 2010

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

(Dollars in Thousands, except per share data)
Interest and dividend income	$3,724	$3,798	$3,686	$3,690
Interest expense	1,341	1,353	1,216	1,186

Net interest income	2,383	2,445	2,470	2,504
Loan loss provision	135	107	214	259
Net interest income after loan loss provision	2,248	2,338	2,256	2,245
Non interest income	1,061	937	722	873
Non interest expense	2,103	2,485	2,254	2,389

Income before income tax expense	1,206	790	724	729
Income tax expense	362	237	244	192

Net income	$844	$553	$480	$537

Comprehensive income (loss)	$1,890	$(624)	$216	$624

Basic earnings per common share *	$0.21	$0.14	$0.12	$0.14

Diluted earnings per common share *	$0.18	$0.12	$0.10	$0.14

*calculated on a converted basis using a 3.8 to 1.0 exchange ratio

	Year ended June 30, 2009

Interest and dividend income	$3,816	$3,943	$3,822	$3,760
Interest expense	1,580	1,575	1,512	1,441

Net interest income	2,236	2,368	2,310	2,319
Loan loss provision	—	34	72	151
Net interest income after loan loss provision	2,236	2,334	2,238	2,168
Non interest income	(504)	444	1,526	1,533
Non interest expense	1,849	2,056	2,251	2,407

Income before income tax expense	(117)	722	1,513	1,294
Income tax expense	(17)	198	454	389

Net income	$(100)	$524	$1,059	$905

Comprehensive income (loss)	$556	$215	$236	$(921)

Basic earnings per common share	$0.43	$0.20	$0.50	$0.083

Diluted earnings per common share	$0.38	$0.18	$0.44	$0.73