Form 10-Q
period 2010-09-30
Eagle Bancorp Montana, Inc.
filed 2010-11-12
CIK 1478454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission file number 1-34682

Eagle Bancorp Montana, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	27-1449820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of November 12, 2010

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

TABLE OF CONTENTS

		PAGE
PART I.	FINANCIAL INFORMATION

Item1.	Financial Statements

	Consolidated Statements of Financial Condition as of September 30, 2010 (unaudited) and June 30, 2010	1

	Consolidated Statements of Income for the three months ended September 30, 2010 and 2009 (unaudited)	3

	Consolidated Statements of Changes in Stockholders' Equity for the three months ended September 30, 2010 and 2009 (unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and 2009 (unaudited)	6

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	(Removed and Reserved)	29
Item 5.	Other Information	29
Item 6.	Exhibits	29

Signatures		30

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)

	September 30	June 30,
	2010	2010
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$1,623	$2,543
Interest-bearing deposits with banks	985	966
Federal funds sold	-	-
Total cash and cash equivalents	2,608	3,509

Securities available-for-sale, at market value	110,792	114,528
Securities held-to-maturity, at cost	-	125
Federal Home Loan Bank stock, at cost	2,003	2,003
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	8,347	7,695
Loans receivable, net of deferred loan expenses and allowance for loan losses of $1,250 at September 30, 2010 and $1,100 at June 30, 2010	178,206	169,502
Accrued interest and dividends receivable	1,565	1,610
Mortgage servicing rights, net	2,380	2,337
Premises and equipment, net	15,726	15,848
Cash surrender value of life insurance	6,745	6,691
Real estate & other repossessed assets acquired in settlement of loans, net of allowance for losses	1,243	619
Other assets	1,036	1,117

Total assets	$330,806	$325,739

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)

	September 30	June 30,
	2010	2010
	(Unaudited)	(Audited)
LIABILITIES
Deposit accounts:
Noninterest bearing	$19,464	$18,376
Interest bearing	184,543	179,563
Total deposits	204,007	197,939

Accrued expenses and other liabilities	4,367	2,989
Federal funds purchased	1,055	-
FHLB advances and other borrowings	61,972	67,224
Subordinated debentures	5,155	5,155
Total liabilities	276,556	273,307

EQUITY
Preferred stock (no par value, 1,000,000 shares authorized, none issued or outstanding)	-	-
Common stock (par value $0.01 per share; 8,000,000 shares authorized; 4,083,127 shares issued and oustanding at September 30, 2010 and June 30, 2010)	41	41
Additional paid-in capital	22,102	22,104
Unallocated common stock held by employee stock ownership plan ("ESOP")	(1,848)	(1,889)
Retained earnings	31,242	30,652
Accumulated other comprehensive gain (loss)	2,713	1,524
Total equity	54,250	52,432

Total liabilities and equity	$330,806	$325,739

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30,
	2010	2009
	(Unaudited)
Interest and Dividend Income:
Interest and fees on loans	$2,805	$2,708
Securities available-for-sale	963	1,004
Securities held-to-maturity	-	4
Interest on deposits with banks	4	8
Total interest and dividend income	3,772	3,724

Interest Expense:
Deposits	403	611
FHLB advances & other borrowings	636	655
Subordinated debentures	75	75
Total interest expense	1,114	1,341

Net Interest Income	2,658	2,383
Loan loss provision	283	135
Net interest income after loan loss provision	2,375	2,248

Noninterest income:
Service charges on deposit accounts	201	195
Net gain on sale of loans	827	440
Mortgage loan servicing fees	209	185
Net gain (loss) on securities FASB ASC 825	-	84
Other	198	157
Total noninterest income	1,435	1,061

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Continued)
 (Dollars in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30,
	2010	2009
	(Unaudited)
Noninterest expense:
Salaries and employee benefits	1,161	1,099
Occupancy and equipment expense	326	219
In-house computer expense	90	88
Advertising	124	106
Amortization of mortgage servicing rights	259	126
Federal insurance premiums	63	65
Postage	32	38
Legal, accounting, and examination fees	97	75
Consulting fees	27	57
ATM processing	19	17
Other	367	213
Total noninterest expense	2,565	2,103

Income before provision for income taxes	1,245	1,206

Provision for income taxes	369	362

Net income	$876	$844

Basic earnings per common share	$0.22	$0.21

Diluted earnings per common share	$0.22	$0.18

Weighted average shares outstanding (basic eps)*	3,895,598	4,077,016

Weighted average shares outstanding (diluted eps)*	3,895,598	4,642,300

* For September 30, 2009 the per share data is calculated on a converted basis using a 3.8 to 1.0 exchange ratio
See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
For the Three Months Ended September 30, 2010 and 2009
(Dollars in Thousands, Except for Per Share Data)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME(LOSS)	TOTAL

Balance, June 30, 2009	$-	$12	$4,564	$(18)	$(5,034)	$28,850	$(582)	$27,792

Net income	-	-	-	-		844	-	844
Other comprehensive income	-	-	-	-		-	1,890	1,890

Total comprehensive income	-	-	-	-		-	-	2,734

Dividends paid ($0.26 per share)						(111)		(111)

Treasury stock purchased (805 shares @ $28.25)					(22)			(22)

ESOP shares allocated or committed to be released for allocation (1.150 shares)			25	9				34

Balance, September 30, 2009	$-	$12	$4,589	$(9)	$(5,056)	$29,583	$1,308	$30,427

Balance, June 30, 2010	$-	$41	$22,104	$(1,889)	$-	$30,652	$1,524	$52,432

Net income						876		876
Other comprehensive income							1,189	1,189

Total comprehensive income								2,065

Dividends paid ($0.07 per share)						(286)		(286)

ESOP shares allocated or committed to be released for allocation (4,107 shares)			(2)	41				39

Balance, September 30, 2010	$-	$41	$22,102	$(1,848)	$-	$31,242	$2,713	$54,250

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$876	$844
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	283	135
Depreciation	188	122
Net amortization of marketable securities premium and discounts	167	38
Amortization of capitalized mortgage servicing rights	259	126
Gain on sale of loans	(827)	(440)
Increase in cash surrender value of life insurance	(54)	(48)
(Gain)/Loss on sale of property & equipment	2	-
Loss (gain) investment securities, Preferred Stock	-	(84)
Change in assets and liabilities:
(Increase) decrease in assets:
Accrued interest and dividends receivable	45	(141)
Loans held-for-sale	(56)	2,290
Other assets	80	1,556
Increase (decrease) in liabilities:
Accrued expenses and other liabilities	906	98
Net cash provided by operating activities	1,869	4,496

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities:
Investment securities available-for-sale	(1,620)	(9,174)
Proceeds from maturities, calls and principal payments:
Investment securities held-to-maturity	125	110
Investment securities available-for-sale	7,119	2,003
FHLB Stock purchased	-	-
Proceeds from sale of property and equipment	1	-
Proceeds from sales of investment securities available-for-sale	-	-
Net increase in loan receivable, excludes transfers to real estate acquired in settlement of loans	(9,911)	(1,519)
Purchase of property and equipment	(69)	(1,732)
Net cash used in investing activities	(4,355)	(10,312)

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking and savings accounts	$6,068	$7,880
Net increase in federal funds	1,055	-
Payments on FHLB advances	(5,252)	(417)
FHLB advances	-	-
Purchase of Treasury Stock	-	(22)
Dividends paid	(286)	(111)
Net cash provided by financing activities	1,585	7,330

Net increase in cash	(901)	1,514

CASH AND CASH EQUIVALENTS, beginning of period	3,509	6,328

CASH AND CASH EQUIVALENTS, end of period	$2,608	$7,842

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,113	$1,340

Cash paid during the period for income taxes	$-	$-

NON-CASH INVESTING ACTIVITIES:
(Increase) decrease in market value of securities available-for-sale	$(1,931)	$(2,705)

Mortgage servicing rights capitalized	$302	$234

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

The results of operations for the three month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2011 or any other period.  The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-K dated June 30, 2010.

The Company evaluated subsequent events for potential recognition and/or disclosure through November 12, 2010 the date the consolidated financial statements were issued.

On April 5, 2010, the Company completed its second-step conversion from the partially-public mutual holding company structure to the fully publicly-owned stock holding company structure.  As part of that transaction it also completed a related offering of its common stock.  As a result of the conversion and offering, the Company became the stock holding company for American Federal Savings Bank, and Eagle Financial MHC and Eagle Bancorp ceased to exist.  The Company sold a total of 2,464,274 shares of common stock at a purchase price of $10.00 per share in the offering for gross proceeds of $24.6 million.  Concurrent with the completion of the offering, shares of Eagle Bancorp common stock owned by the public were exchanged.  Stockholders of Eagle Bancorp received 3.800 shares of the Company's common stock for each share of Eagle Bancorp common stock that they owned immediately prior to completion of the transaction. Accordingly, as of May 12, 2010, the Company had 8,000,000 shares of common stock authorized and 4,083,127 issued and outstanding.

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:
(Dollars in thousands)
	September 30, 2010				June 30, 2010
	(Unaudited)				(Audited)
		GROSS				GROSS
	AMORTIZED	UNREALIZED		FAIR	AMORTIZED	UNREALIZED		FAIR
	COST	GAINS	(LOSSES)	VALUE	COST	GAINS	(LOSSES)	VALUE
Available-for-sale:
U.S. government and agency obligations	$30,281	$723	$(23)	$30,981	$31,852	$418	$(29)	$32,241
Municipal obligations	35,121	1,920	(211)	36,830	35,181	752	(521)	35,412
Corporate obligations	7,090	378	-	7,468	7,110	341	-	7,451
Mortgage-backed securities - government backed	1,530	60	-	1,590	1,690	65	-	1,755
CMOs - private label	918	1	(78)	841	957	-	(115)	842
CMOs - government backed	32,085	1,015	(18)	33,082	35,902	963	(38)	36,827

Total	$107,025	$4,097	$(330)	$110,792	$112,692	$2,539	$(703)	$114,528

Held-to-maturity:
Municipal obligations	$-	$-	$-	$-	$125	$-	$-	$125
Total	$-	$-	$-	$-	$125	$-	$-	$125

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

The following table discloses, as of September 30, 2010 and June 30, 2010, the Company’s investment securities that have been in a continuous unrealized-loss position for less than twelve months and those that have been in a continuous unrealized-loss position for twelve or more months:

	September 30, 2010
	Less Than 12 Months		12 Months or Longer
	(In thousands)
	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

U.S. Government and agency	$2,258	$22	$847	$1
Municipal obligations	-	-	1,859	211
CMO's - private label	125	6	403	72
Mortgage-backed and CMOs	1,423	18	-	-

Total	$3,806	$46	$3,109	$284

	June 30, 2010
	Less Than 12 Months		12 Months or Longer
	(In thousands)
	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

U.S. Government and agency	$3,679	$27	$872	$2
Municipal obligations	5,712	129	3,884	392
CMO's - private label	467	14	374	101
Mortgage-backed & CMOs	6,729	38	-	-

Total	$16,587	$208	$5,130	$495

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell or if it is more likely than not that it will be required to sell impaired debt securities.  In so doing, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives.  With respect to its impaired debt securities at September 30, 2010 and June 30, 2010, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired debt securities.

As of September 30, 2010 and June 30, 2010, there were respectively, 26 and 48, securities in an unrealized loss position and were considered to be temporarily impaired and therefore an impairment charge has not been recorded.  All of such temporarily impaired investments are debt securities.

At September 30, 2010, 22 U.S. Government and agency securities and municipal obligations have unrealized losses with aggregate depreciation of less than 4.5% from the Company’s amortized cost basis of these securities.  We believe these unrealized losses are principally due to interest rate movements.  As such, the Company determined that none of such securities had other-than-temporary impairment.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

At September 30, 2010, 4 mortgage backed and CMO securities have unrealized losses with aggregate depreciation of less than 4.7% from the Company’s cost basis of these securities.  We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market and potentially rising interest rates.  Two of the CMO securities are non-agency securities. At September 30, 2010 the fair value of these non-agency securities totaled $528,000 with an unrealized loss of $78,000, or 12.9% of the Company’s amortized cost basis.  Management considers available evidence to assess whether it is more likely than not that all amounts due would not be collected.  In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates.  There has been no disruption of the scheduled cash flows on any of the securities.  Management’s analysis as of September 30, 2010 revealed no expected credit losses on these securities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30,	June 30,
	2010	2010
	(Unaudited)	(Audited)
	(In thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$74,829	$73,010
Commercial real estate	52,667	41,677
Real estate construction	4,922	7,016

Other loans:
Home equity	29,132	29,795
Consumer	9,575	9,613
Commercial	8,389	9,452

Total	179,514	170,563

Less: Allowance for loan losses	(1,250)	(1,100)
Add: Deferred loan expenses	(58)	39

Total	$178,206	$169,502

Within the commercial real estate loan category above, $12,156,000 and $1,280,000 was guaranteed by the United States Department of Agriculture Rural Development, at September 30, 2010 and June 30, 2010, respectively.

The following is a summary of changes in the allowance for loan losses:

	Three Months	Three Months	Twelve Months
	Ended	Ended	Ended
	September 30,	September 30,	June 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Audited)
	(In thousands)

Balance, beginning of period	$1,100	$525	$525
Provision charged to operations	283	135	715
Charge-offs	(133)	(36)	(143)
Recoveries	-	1	3

Balance, end of period	$1,250	$625	$1,100

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

Non-Performing Assets – The following table sets forth information regarding non-performing assets as of the dates indicated.  As of September 30, 2010 and June 30, 2010 the Company has no loans considered to be troubled debt restructuring within the meaning of ASC 310.
	September 30,	June 30,
	2010	2010
	(Unaudited)	(Audited)

Non-accrual loans	$2,127	$2,782
Accruing loans delinquent 90 days or more	-	29
Real estate owned and other repossessed assets, net	1,243	619
Total	$3,370	$3,430

Total non-performing assets as a percentage of total assets	1.02%	1.05%

Allowance for loan losses	$1,250	$1,100

Percent of allowance for loan losses to non-performing assets	37.1%	32.1%

The following table sets forth information regarding loans and non-performing assets by geographical location as of the dates indicated.
	September 30, 2010					June 30, 2010
	(Unaudited)					(Unaudited)
	Helena	Bozeman	Butte	Townsend	Total	Helena	Bozeman	Butte	Townsend	Total

Non-accrual loans	$1,358	$764	$-	$5	$2,127	$1,094	$1,683	$-	$5	$2,782
Accruing loans delinquent
90 days or more	-	-	-	-	-	29	-	-	-	29
Real estate owned and other repossessed assets, net	-	1,020	-	223	1,243	-	396	-	223	619
	$1,358	$1,784	$-	$228	$3,370	$1,123	$2,079	$-	$228	$3,430

Total loans, net	94,984	34,750	37,780	10,692	178,206	92,379	38,138	32,036	6,949	169,502

Percent of non-performing assets to loans	1.43%	5.13%	0.00%	2.13%	1.89%	1.22%	5.45%	0.00%	3.28%	2.02%

NOTE 4. DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	September 30,	June 30,
	2010	2009
	(Unaudited)	(Audited)

Noninterest checking	$19,500	$18,376
Interest-bearing checking	40,259	34,658
Statement savings	32,236	30,875
Money market	27,831	29,021
Time certificates of deposit	84,181	85,009
Total	$204,007	$197,939

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. EARNINGS PER SHARE

Basic earnings per share for the three months ended September 30, 2010 was computed using 3,895,598 weighted average shares outstanding. Basic earnings per share for the three months ended September 30, 2009 was computed using 4,077,016 weighted average shares outstanding adjusted for the 3.8 to 1.0 exchange ratio in the second-step conversion. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased.  The weighted average shares outstanding for the diluted earnings per share calculations was 3,895,598 for the three months ended September 30, 2010 and 4,642,300 for the three months ended September 30, 2009 adjusted for the 3.8 to 1.0 exchange ratio in the second-step conversion.

NOTE 6. DIVIDENDS AND STOCK REPURCHASE PROGRAM

This fiscal year Eagle paid a dividend of $0.07 per share on  August 27, 2010.  A dividend of $0.07 per share was declared on October 21, 2010, payable November 26, 2010 to stockholders of record on November 5, 2010.

At its regular meeting of January 17, 2008, the Company’s Board of Directors announced a stock repurchase program for up to 28,750 shares. The plan was suspended on December 2, 2009 when the Board of Directors announced the adoption of plan of conversion and reorganization. At that date, 5,315 shares have been purchased under this program. On April 5, 2010, the date of completion of the conversion and reorganization, the repurchase program was terminated and all then existing treasury stock was eliminated.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. FAIR VALUE DISCLOSURES - continued

Loan Subject to Fair Value Hedge – The Company has one loan that is carried at fair value subject to a fair value hedge.  Fair value is determined utilizing valuation models that consider the scheduled cash flows through anticipated maturity and is considered a Level 3 input.

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

Derivative financial instruments – Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.  These instruments are valued using Level 3 inputs utilizing valuation models that consider: (a) time value, (b) volatility factors and (c) current market and contractual prices for the underlying instruments, as well as other relevant economic measures.  Although the Company utilizes counterparties’ valuations to assess the reasonableness of its prices and valuation techniques, there is not sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In thousands)
Financial Assets:
Investment securities available-for-sale	$-	$110,792	$-	$110,792
Loan subject to fair value hedge	-	-	12,217	12,217
Loans held-for-sale	-	8,347	-	8,347

Financial Liabilities:
Derivative	-	-	102	102

The following table presents, for the three months ended September 30, 2010, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

		Total Realized/
		Unrealized Gains	Purchases,
		(Losses) Included	Sales,
	Balance as of	in Noninterest	Issuances, and	Balance as of
	July 1, 2010	Income	Settlements, net	September 30, 2010
	(In thousands)
Financial Assets:
Loan subject to fair value hedge	$-	$117	$12,100	$12,217

Financial Liabilities:
Derivative	-	(102)	-	(102)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. FAIR VALUE DISCLOSURES - continued

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table summarizes financial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis as of September 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In thousands)

Impaired loans	$-	$-	$1,312	$1,312
Repossessed assets	-	-	1,243	1,243

As of September 30, 2010, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance with allocation of the allowance for loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $1,640,000 were reduced by specific valuation allowance allocations totaling $328,000 to a total reported fair value of $1,312,000 based on collateral valuations utilizing Level 3 valuation inputs.

Repossessed assets are recorded at market value less estimated cost to sell, and are measured for impairment by comparing the carrying value with the current fair value of the assets.  The repossessed assets had a carrying amount of $1,243,000, as of September 30, 2010.

Those financial instruments not subject to the initial implementation of FASB ASC 820 are required under FASB ASC 825 to have their fair value disclosed, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value.  Below is a table that summarizes the fair market values of all financial instruments of the Company at September 30, 2010, and June 30, 2010, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments not covered by FASB ASC 820.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. FAIR VALUE DISCLOSURES - continued

	September 30,		June 30,
	2010		2010
	(Unaudited)		(Audited)

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in Thousands)	Amount	Value	Amount	Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$2,608	$2,608	$3,509	$3,509
Securities held-to-maturity	-	-	125	125
FHLB stock	2,003	2,003	2,003	2,003
Loans receivable, net	178,206	186,060	169,502	176,037
Mortgage servicing rights	2,380	2,458	2,337	2,400
Cash value of life insurance	6,745	6,745	6,691	6,691
Financial Liabilities:
Deposits	119,826	119,826	112,930	112,930
Time certificates of deposit	84,181	86,116	85,009	86,770
Advances from the FHLB & other borrowings	61,972	65,711	67,224	70,952
Subordinated debentures	5,155	3,852	5,155	3,872

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

Mortgage Servicing Rights – Fair values are estimated by stratifying the mortgage servicing portfolio into groups of loans with similar financial characteristics, such as loan type, interest rate, and expected maturity.  The Company obtains market survey data estimates and bid quotations from secondary market investors who regularly purchase mortgage servicing rights.  Assumptions regarding loan payoffs are determined using historical information on segmented loan categories for nonspecific borrowers.

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

Advances from the FHLB & Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective September 30, 2010 and June 30, 2010, respectively if the borrowings repriced according to their stated terms.

NOTE 8. DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. The Company entered into an interest rate swap agreement on August 27, 2010 with a third party to manage interest rate risk associated with a fixed-rate loan that effectively converted its fixed rate into a variable rate. The derivatives and hedging accounting guidance (FASB ASC 815-10) requires that the Company recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with this guidance, the Company designates the interest rate swap on this fixed-rate loan as a fair value hedge.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to this agreement. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations. The Company deals only with primary dealers.

If certain hedging criteria specified in derivatives and hedging accounting guidance are met, including testing for hedge effectiveness, hedge accounting may be applied. The hedge effectiveness assessment methodologies for similar hedges are performed in a similar manner and are used consistently throughout the hedging relationships.

The hedge documentation specifies the terms of the hedged item and the interest rate swap. The documentation also indicates that the derivative is hedging a fixed-rate item, that the hedge exposure is to the changes in the fair value of the hedged item, and that the strategy is to eliminate fair value variability by converting fixed-rate interest payments to variable-rate interest payments.

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. The Company includes the gain or loss on the hedged items in the same line item-noninterest income-as the offsetting loss or gain on the related interest rate swap.

The fixed rate loan hedged has an original maturity of 20 years and is not callable.  This loan is hedged with a "pay fixed rate, receive variable rate" swap with a similar notional amount, maturity, and fixed rate coupons. The swap is not callable. At September 30, 2010, a loan with an outstanding principal balance of $12,100,000 loan was hedged with an interest rate swap, which had a notional value of $12,100,000.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. DERIVATIVES AND HEDGING ACTIVITIES - continued

Effect of Derivative Instruments on Statement of Financial Condition
Fair Value of Derivative Instruments
	Asset Derivatives				Liabilities Derivatives
(In Thousands)	September 30, 2010		June 30, 2010		September 30, 2010		June 30, 2010
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designed as hedging instruments under ASC 815
Interest rate contracts	Loans	117	n/a/	-	Other Liabilities	$102	n/a	-

Effect of Derivative Instruments on Statement of Income
For the Three Months Ended September 30, 2010 and 2009
(In Thousands)
Derivatives Designated as	Location of	Amount of Gain or (Loss)
Hedging Instruments	Gain or (Loss) Recognized in	Recognized in Income on Derivative
Under ASC 815	Income on Derivative	2010	2009

Interest rate contracts	Noninterest income	$15	$-

NOTE 9. RECENTLY ISSUED PRONOUNCEMENTS

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. RECENTLY ISSUED PRONOUNCEMENTS – continued

In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company has presented the necessary disclosures in Note 7 to the financial statements.

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

In July 2010, the FASB issued Accounting Standards Update (ASU) 2010-20, "Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses." The purpose of this Update is to improve transparency by companies that hold financing receivables, including loans, leases and other long-term receivables. The Update requires such companies to disclose more information about the credit quality of their financing receivables and the credit reserves against them.  For public entities, this guidance is effective for the first interim or annual reporting period ending after December 15, 2010, with the exception of certain disclosures which include information for activity that occurs during a reporting period (activity in the allowance for credit losses and modifications of financing receivables) which will be effective for the first interim or annual period beginning after December 15, 2010.

The FASB issued new authoritative accounting guidance under ASC Topic 855, Subsequent Events, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This guidance sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This new guidance was effective for the period ended September 30, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.  For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, any subsequent Reports on Form 10-Q and Form 8-K, and other filings with the SEC.

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

For the past several years, management’s focus has been on improving the Bank’s core earnings.  Core earnings can be described as income before taxes, with the exclusion of gain on sale of loans and adjustments to the market value of the Bank’s loan serviced portfolio.  Management believes that the Bank will need to continue to focus on increasing net interest margin, other areas of fee income, and control operating expenses to achieve earnings growth going forward.  Management’s strategy of growing the bank’s loan portfolio and deposit base is expected to help achieve these goals as follows:  loans typically earn higher rates of return than investments; a larger deposit base will yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs.  The biggest challenge to the strategy is funding the growth of the Bank’s balance sheet in an efficient manner.  Deposit growth will be difficult to maintain due to fierce competition and wholesale funding (which is usually more expensive than retail deposits) will likely be needed to supplement it.

The level and movement of interest rates impacts the Bank’s earnings as well.  The Federal Reserve’s Federal Open Market Committee (FOMC) did not change the federal funds target rate which remained at 0.25% during the quarter ended September 30, 2010.

Financial Condition

Comparisons of financial condition in this section are between September 30, 2010 and June 30, 2010.

Total assets at September 30, 2010 were $330.81 million, an increase of $5.07 million, or 1.56%, from $325.74 million at June 30, 2010. This increase in assets was primarily attributable to an increase in commercial real estate loans.

Loans receivable increased $8.70 million, or 5.14%, to $178.21 million at September 30, 2010, from $169.5 million at June 30, 2010. Commercial real estate loans was the loan category with the largest increase, $10.99 million.  This increase was primarily from the origination of a relatively large loan, a $12.10 million commercial real estate loan secured by a detention facility.  The loan has a 90% guarantee from the USDA Rural Development.  Due to the USDA Rural Development guarantee, 90% of this loan, or $10.89 million, is not included in the limitations to a single borrower.  The guarantee also enables the bank to allocate less risk weighting which reduces capital requirements as well.  The loan has a term of 20 years and is fully amortizing.  Since this loan has a fixed rate, the Bank entered into an interest rate swap with a third party to change the underlying cash flows to be a variable market rate tied to one-month LIBOR.  Also, residential mortgage loans increased $1.82 million. However, commercial loans decreased $1.06 million. Both home equity and consumer loans showed modest decreases, while construction loans decreased $2.09 million. The decrease in construction loans was primarily due to the permanent financing of the commercial real estate loan noted above, which had previously reflected $3.0 million of the construction loan balance as of June 30, 2010.  Total loan originations were $67.09 million for the three months ended September 30, 2010, with single family mortgages accounting for $43.30 million of the total. Home equity and construction loan originations totaled $2.93 million and $2.95 million, respectively, for the same period. Commercial real estate and land loan originations totaled $15.12 million. Loans held-for-sale increased to $8.35 million at September 30, 2010 from $7.70 million at June 30, 2010.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition - continued

Total cash and cash equivalents decreased by $901,000, and securities available-for-sale decreased $3.74 million.

Deposits increased $6.07 million, or 3.07%, to $204.01 million at September 30, 2010 from $197.94 million at June 30, 2010. Growth occurred primarily in checking accounts.  Management attributes the increase in these deposits to increased marketing of checking accounts as well as customers’ desire to place funds in safe, insured deposit accounts.

Advances from the Federal Home Loan Bank and other borrowings decreased $5.25 million, or 7.81%, to $61.97 million from $67.22 million as a result of continued growth in deposits. Federal fund purchases increased from zero to $1.06 million.

Total shareholders’ equity increased $1.82 million or 3.47%, to $54.25 million at September 30, 2010 from $52.43 million at June 30, 2010.  This was a result of net income for the period of $876,000 and by an increase in accumulated other comprehensive income of $1.19 million (mainly due to an increase in net unrealized gains on securities available-for-sale).  Most categories of securities had an increase in fair value during the period. This was partially offset by dividends paid.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Net Income.  Eagle’s net income was $876,000 and $844,000 for the three months ended September 30, 2010, and 2009, respectively.  The increase of $32,000, or 3.79%, was due to increases in net interest income of $275,000 and noninterest income of $374,000, offset by increases in noninterest expense of $462,000 and loan loss provision of $148,000.  Eagle’s tax provision was $7,000 higher in the current quarter.  Basic earnings per share were $0.22 for the current period, compared to $0.21(adjusted for the 3.8 to 1.0 exchange ratio in the second-step conversion) for the previous year’s period.

Net Interest Income.  Net interest income increased to $2.66 million for the quarter ended September 30, 2010, from $2.38 million for the previous year’s quarter.  This increase of $275,000 was the result of a slight increase in interest and dividend income of $48,000 and a decrease in interest expense of $227,000.

Interest and Dividend Income.  Total interest and dividend income was $3.77 million for the quarter ended September 30, 2010, compared to $3.72 million for the quarter ended September 30, 2009, representing an increase of $48,000, or 1.29%.  Interest and fees on loans increased to $2.81 million for the three months ended September 30, 2010 from $2.71 million for the same period ended September 30, 2009.  This increase of $97,000, or 3.58%, was due primarily to the increase in the average balances on loans for the quarter ended September 30, 2010.  Average balances for loans receivable, net, for the quarter ended September 30, 2010 were $179.21 million, compared to $171.26 million for the previous year.  This represents an increase of $7.95 million, or 4.64%.  The average interest rate earned on loans receivable decreased by 6 basis points, from 6.32% to 6.26%.  Interest and dividends on investment securities available-for-sale (AFS) decreased slightly to $963,000 for the quarter ended September 30, 2010 from $1.00 million for the same quarter last year.  Average balances on investments increased to $112.61 million for the quarter ended September 30, 2010, compared to $84.98 million for the quarter ended September 30, 2009.  The average interest rate earned on investments decreased to 3.42% from 4.74%.  Interest on deposits with banks decreased to $4,000 from $8,000, due to a decrease in average balances.  Average balances on deposits with banks decreased to $2.52 million for the quarter ended September 30, 2010, compared to $8.12 million for the quarter ended September 30, 2009.

Interest Expense.  Total interest expense decreased to $1.11 million for the quarter ended September 30, 2010, from $1.34 million for the quarter ended September 30, 2009, a decrease of $227,000, or 16.93%, primarily due to decreases in interest paid on deposits.  Interest on deposits decreased to $403,000 for the quarter ended September 30, 2010, from $611,000 for the quarter ended September 30, 2009.  This decrease of $208,000, or 34.04%, was the result of a 0.52% decrease in average rates paid on deposit accounts.  Interest bearing checking accounts decreased in average rates paid from 0.25% to 0.09%, and money market accounts decreased from 0.42% to 0.20%.  Average balances in interest-bearing deposit accounts increased to $183.27 million for the quarter ended September 30, 2010, compared to $174.80 million for the same quarter in the previous year. A small decrease in the average balance of borrowings, partially offset by an increase in the average rate paid, resulted in a decrease in interest paid on borrowings to $636,000 versus $655,000 paid in the previous year’s quarter.  The average rate paid on borrowings increased from 4.13% last year to 4.18% this year.  The average rate paid on liabilities decreased 42 basis points from the quarter ended September 30, 2009 to the quarter ended September 30, 2010.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2010 and 2009 - continued

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions, and past due loans in its portfolio.  The Bank’s policies require a review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  The Bank took a $283,000 provision for loan losses for the quarter ended September 30, 2010 versus $135,000 in the quarter ended September 30, 2009.  This was due to an increase in loan delinquencies and to the weakened local and national economy.  Total real estate and other assets acquired in settlement of loans, net of allowance for losses increased from $619,000 at June 30, 2010 to $1.24 million at September 30, 2010.

Noninterest Income. Total noninterest income increased to $1.44 million for the quarter ended September 30, 2010, from $1.06 million for the quarter ended September 30, 2009, an increase of $374,000 or 35.25%.  This increase is principally due to an increase of $387,000 in net gain on sale of loans to $827,000 for the quarter ended September 30, 2010 from $440,000 for the quarter ended September 30, 2009.

Noninterest Expense.  Noninterest expense increased by $462,000 or 21.97% to $2.57 million for the quarter ended September 30, 2010, from $2.10 million for the quarter ended September 30, 2009.  This increase was primarily due to increases in salaries and employee benefits of $62,000, occupancy costs of $107,000, and amortization of mortgage servicing fees of $133,000.  The increase in salaries and employee benefits expense was due to merit raises, and other inflationary items such as health insurance premiums in addition to a slightly larger staff.  The increase in occupancy costs were due to the opening of the Oak Street branch in Bozeman, Montana in October 2009.  The increase in the amortization of mortgage servicing rights resulted from an increase in refinance activity that occurred during the quarter compared to the previous period.  Other expense categories showed minor changes.

Income Tax Expense.  Eagle’s income tax expense was $369,000 for the quarter ended September 30, 2010, compared to $362,000 for the quarter ended September 30, 2009.  The effective tax rate for the quarter ended September 30, 2010 was 29.64% and was 30.02% for the quarter ended September 30, 2009.

Liquidity, Interest Rate Sensitivity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations.  The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings.  The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages.  For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined.  In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets.  “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Seattle.  The Bank exceeded those minimum ratios as of both September 30, 2010 and September 30, 2009.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity, Interest Rate Sensitivity and Capital Resources - continued

At June 30, 2010 (the most recent report available), the Bank’s measure of sensitivity to interest rate movements, as measured by the OTS in a 200 basis point rise in interest rates scenario,  decreased to 203 basis points from 240 basis points at September 30, 2009.  The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.  The Bank’s tier I core capital ratio, as measured by the OTS, increased from 9.45% as of September 30, 2009 to 13.21% as of September 30, 2010.  The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

As of September 30, 2010, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At September 30, 2010, the Bank’s tangible, core, and risk-based capital ratios amounted to 13.21%, 13.21%, and 20.07%, respectively, compared to regulatory requirements of 1.50%, 3.0%, and 8.0%, respectively.  See the following table (amounts in thousands):

	At September 30, 2010
	(Unaudited)
	Dollar	% of
	Amount	Assets
Tangible capital:
Capital level	$41,196	13.21
Requirement	4,679	1.50
Excess	36,517	11.71

Core capital:
Capital level	41,196	13.21
Requirement	9,358	3.00
Excess	31,838	10.21

Risk-based capital:
Capital level	42,119	20.07
Requirement	16,786	8.00
Excess	25,333	12.07

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONTROLS AND PROCEDURES

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of September 30, 2010, our disclosure controls and procedures were effective.  During the last fiscal quarter, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors.

There have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

At its regular meeting of January 17, 2008, the Board of Directors of Eagle Bancorp announced a stock repurchase program for up to 28,750 shares.  The plan was suspended on December 2, 2009 when the Board of Directors of Eagle Bancorp announced the adoption of a plan of conversion and reorganization for the conversion of Eagle Financial MHC to the stock form and an offering of stock by Eagle Bancorp Montana, Inc.  The company did not repurchase any of the company’s securities between July 1, 2010 and September 30, 2010.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

Part II - OTHER INFORMATION (CONTINUED)

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP MONTANA, INC.

Date: November 12, 2010	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: November 12, 2010	By:	/s/ Clint J. Morrison
Clint J. Morrison
Senior Vice President/CFO