Form 10-Q
period 2010-12-31
Eagle Bancorp Montana, Inc.
filed 2011-02-11
CIK 1478454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [   ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).    Yes [   ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	4,083,127 shares outstanding
As of February 11, 2011

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)

	December 31,	June 30,
	2010	2010
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$3,274	$2,543
Interest-bearing deposits with banks	993	966
Federal funds sold	-	-
Total cash and cash equivalents	4,267	3,509

Securities available-for-sale, at market value	105,222	114,528
Securities held-to-maturity, at cost	-	125
Federal Home Loan Bank stock, at cost	2,003	2,003
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	3,148	7,695
Loans receivable, net of deferred loan expenses
and allowance for loan losses of $1,400 at
December 31, 2010 and $1,100 at June 30, 2010	188,586	169,502
Accrued interest and dividends receivable	1,522	1,610
Mortgage servicing rights, net	2,326	2,337
Premises and equipment, net	15,730	15,848
Cash surrender value of life insurance	6,799	6,691
Real estate & other repossessed assets acquired in settlement of loans,
net of allowance for losses	1,487	619
Other assets	1,683	1,117

Total assets	$332,928	$325,739

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)

	December 31,	June 30,
	2010	2010
	(Unaudited)	(Audited)
LIABILITIES
Deposit accounts:
Noninterest bearing	$18,700	$18,376
Interest bearing	185,593	179,563
Total deposits	204,293	197,939

Accrued expenses and other liabilities	2,370	2,989
Federal funds purchased	350	-
FHLB advances and other borrowings	67,996	67,224
Subordinated debentures	5,155	5,155
Total liabilities	280,164	273,307

EQUITY
Preferred stock (no par value, 1,000,000 shares
authorized, none issued or outstanding)	-	-
Common stock (par value $0.01 per share;
8,000,000 shares authorized;
4,083,127 shares issued and oustanding
at December 31, 2010 and June 30, 2010)	41	41
Additional paid-in capital	22,101	22,104
Unallocated common stock held by employee
stock ownership plan ("ESOP")	(1,807)	(1,889)
Retained earnings	31,600	30,652
Accumulated other comprehensive gain (loss)	829	1,524
Total equity	52,764	52,432

Total liabilities and equity	$332,928	$325,739

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in Thousands, Except for Per Share Data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Interest and Dividend Income:
Interest and fees on loans	$2,812	$2,780	$5,617	$5,488
Securities available-for-sale	901	1,008	1,864	2,012
Securities held-to-maturity	-	3	-	7
Interest on deposits with banks	5	7	9	15
Total interest and dividend income	3,718	3,798	7,490	7,522

Interest Expense:
Deposits	361	589	764	1,200
FHLB advances & other borrowings	647	689	1,283	1,344
Subordinated debentures	67	75	142	150
Total interest expense	1,075	1,353	2,189	2,694

Net Interest Income	2,643	2,445	5,301	4,828
Loan loss provision	234	107	517	242
Net interest income after loan loss provision	2,409	2,338	4,784	4,586

Noninterest income:
Service charges on deposit accounts	196	205	397	400
Net gain on sale of loans	802	349	1,629	789
Mortgage loan servicing fees	179	198	388	383
Net gain on sale of available for sale securities	-	28	-	28
Net gain (loss) on securities FASB ASC 825	-	-	-	84
Other	220	157	418	314
Total noninterest income	1,397	937	2,832	1,998

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Continued)
 (Dollars in Thousands, Except for Per Share Data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Noninterest expense:
Salaries and employee benefits	1,257	1,251	2,418	2,350
Occupancy and equipment expense	337	299	663	518
Data processing	121	101	211	189
Advertising	123	124	247	230
Amortization of mortgage servicing rights	440	137	699	263
Federal insurance premiums	64	66	127	131
Postage	38	49	70	87
Legal, accounting, and examination fees	112	93	209	168
Consulting fees	31	41	58	98
ATM processing	15	12	34	29
Other	342	312	709	525
Total noninterest expense	2,880	2,485	5,445	4,588

Income before provision for income taxes	926	790	2,171	1,996

Provision for income taxes	282	237	651	599

Net income	$644	$553	$1,520	$1,397

Basic earnings per common share	$0.17	$0.14	$0.39	$0.34

Diluted earnings per common share	$0.17	$0.12	$0.39	$0.30

Weighted average shares outstanding (basic eps)*	3,899,809	4,080,237	3,897,702	4,078,625

Weighted average shares outstanding (diluted eps)*	3,899,809	4,646,684	3,897,702	4,644,490

*	For periods, June 30, 2010 and earlier, the per share data is calculated on a converted basis using a 3.8 to 1.0 exchange ratio in the second-step conversion.

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
For the Six Months Ended December 31, 2010 and 2009
(Dollars in Thousands, Except for Per Share Data)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME(LOSS)	TOTAL

Balance, June 30, 2009	$-	$12	$4,564	$(18)	$(5,034)	$28,850	$(582)	$27,792

Net income	-	-	-	-		1,397	-	1,397
Other comprehensive
income	-	-	-	-		-	1,266	1,266

Total comprehensive
income	-	-	-	-		-	-	2,663

Dividends paid ($0.26 per
share)						(221)		(221)

Treasury stock purchased
(805 shares @ $28.25)					(22)			(22)

ESOP shares allocated or
committed to be released
for allocation (1.150 shares)			50	18				68

Balance, December 31, 2009	$-	$12	$4,614	$-	$(5,056)	$30,026	$684	$30,280

Balance, June 30, 2010	$-	$41	$22,104	$(1,889)	$-	$30,652	$1,524	$52,432

Net income						1,520		1,520
Other comprehensive
income							(695)	(695)

Total comprehensive
income								825

Dividends paid ($0.07 per
share)						(572)		(572)

ESOP shares allocated or
committed to be released
for allocation (4,107 shares)			(3)	82				79

Balance, December 31, 2010	$-	$41	$22,101	$(1,807)	$-	$31,600	$829	$52,764

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)

	Six Months Ended
	December 31,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,520	$1,397
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	517	242
Provision for OREO valuation losses	60	-
Depreciation	372	288
Net amortization of marketable securities premium and discounts	324	127
Amortization of capitalized mortgage servicing rights	699	263
Gain on sale of loans	(1,629)	(789)
Net realized (gain) loss on sale of available-for-sale securities	-	(28)
Increase in cash surrender value of life insurance	(108)	(97)
(Gain)/Loss on sale of property & equipment	84	2
Loss (gain) investment securities, Preferred Stock	-	(84)
Change in assets and liabilities:
(Increase) decrease in assets:
Accrued interest and dividends receivable	88	(135)
Loans held-for-sale	5,885	3,869
Other assets	(567)	272
Increase (decrease) in liabilities:
Accrued expenses and other liabilities	(241)	(659)
Net cash provided by operating activities	7,004	4,668

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities:
Investment securities available-for-sale	(5,951)	(22,682)
Proceeds from maturities, calls and principal payments:
Investment securities held-to-maturity	125	110
Investment securities available-for-sale	14,231	4,700
FHLB Stock purchased	-	(3)
Proceeds from sale of securities available-for-sale	-	7,148
Proceeds from sale of property and equipment	1	-
Net increase in loan receivable, excludes transfers to real estate
acquired in settlement of loans	(21,216)	(4,879)
Proceeds from the sale of real estate acquired in the settlement of loans	-	15
Purchase of property and equipment	(340)	(2,527)
Net cash used in investing activities	(13,150)	(18,118)

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Six Months Ended
	December 31,
	2010	2009
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking and savings accounts	$6,354	$15,024
Net increase in federal funds	350	-
Payments on FHLB advances	(6,228)	(2,834)
FHLB advances	7,000	2,000
Purchase of Treasury Stock		(22)
Dividends paid	(572)	(221)
Net cash provided by financing activities	6,904	13,947

Net increase in cash	758	497

CASH AND CASH EQUIVALENTS, beginning of period	3,509	6,328

CASH AND CASH EQUIVALENTS, end of period	$4,267	$6,825

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,189	$2,704

Cash paid during the period for income taxes	$792	$407

NON-CASH INVESTING ACTIVITIES:
(Increase) decrease in market value of securities available-for-sale	$700	$(1,843)

Mortgage servicing rights capitalized	$688	$405

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

The results of operations for the six month period ended December 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2011 or any other period.  The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-K dated June 30, 2010.

The Company evaluated subsequent events for potential recognition and/or disclosure through February 11, 2011 the date the consolidated financial statements were issued.

On April 5, 2010, the Company completed its second-step conversion from the partially-public mutual holding company structure to the fully publicly-owned stock holding company structure.  As part of that transaction it also completed a related offering of its common stock.  As a result of the conversion and offering, the Company became the stock holding company for American Federal Savings Bank, and Eagle Financial MHC and Eagle Bancorp ceased to exist.  The Company sold a total of 2,464,274 shares of common stock at a purchase price of $10.00 per share in the offering for gross proceeds of $24.6 million.  Concurrent with the completion of the offering, shares of Eagle Bancorp common stock owned by the public were exchanged.  Stockholders of Eagle Bancorp received 3.800 shares of the Company's common stock for each share of Eagle Bancorp common stock that they owned immediately prior to completion of the transaction. Accordingly, as of April 5, 2010, the Company had 8,000,000 shares of common stock authorized and 4,083,127 issued and outstanding.

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:
(Dollars in thousands)
	December 31, 2010				June 30, 2010
	(Unaudited)				(Audited)
		GROSS				GROSS
	AMORTIZED	UNREALIZED		FAIR	AMORTIZED	UNREALIZED		FAIR
	COST	GAINS	(LOSSES)	VALUE	COST	GAINS	(LOSSES)	VALUE
Available-for-sale:
U.S. government and
agency obligations	$28,898	$507	$(8)	$29,397	$31,852	$418	$(29)	$32,241
Municipal obligations	38,552	516	(983)	38,085	35,181	752	(521)	35,412
Corporate obligations	7,012	309	(2)	7,319	7,110	341	-	7,451
Mortgage-backed
securities -
government backed	1,369	55	-	1,424	1,690	65	-	1,755
CMOs - private label	869	1	(111)	759	957	-	(115)	842
CMOs - government
backed	27,387	856	(5)	28,238	35,902	963	(38)	36,827

Total	$104,087	$2,244	$(1,109)	$105,222	$112,692	$2,539	$(703)	$114,528

Held-to-maturity:
Municipal obligations	$-	$-	$-	$-	$125	$-	$-	$125
Total	$-	$-	$-	$-	$125	$-	$-	$125

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

The following table discloses, as of December 31, 2010 and June 30, 2010, the Company’s investment securities that have been in a continuous unrealized-loss position for less than twelve months and those that have been in a continuous unrealized-loss position for twelve or more months:

	December 31, 2010
	Less Than 12 Months		12 Months or Longer
	(In thousands)
	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

U.S. Government and agency	$1,989	$5	$920	$3
Municipal obligations	14,982	540	1,646	443
CMOs - private label	232	56	419	55
Mortgage-backed and CMOs	2,132	5	-	-
Corporate obligations	938	2	-	-

Total	$20,273	$608	$2,985	$501

	June 30, 2010
	Less Than 12 Months		12 Months or Longer
	(In thousands)
	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

U.S. Government and agency	$3,679	$27	$872	$2
Municipal obligations	5,712	129	3,884	392
CMOs - private label	467	14	374	101
Mortgage-backed & CMOs	6,729	38	-	-

Total	$16,587	$208	$5,130	$495

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell or if it is more likely than not that it will be required to sell impaired debt securities.  In so doing, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives.  With respect to its impaired debt securities at December 31, 2010 and June 30, 2010, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired debt securities.

As of December 31, 2010 and June 30, 2010, there were respectively, 64 and 48, securities in an unrealized loss position and were considered to be temporarily impaired and therefore an impairment charge has not been recorded.  All of such temporarily impaired investments are debt securities.

At December 31, 2010 there was one corporate obligation security that had an unrealized loss.  Its unrealized loss was 0.21% of its amortized cost basis.  We believe this unrealized loss is principally due to interest rate movements.  As such, the Company determined that none was other-than-temporary impaired.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

At December 31, 2010, 49 U.S. Government and agency securities and municipal obligations have unrealized losses with aggregate depreciation of less than 4.82% from the Company’s amortized cost basis of these securities.  We believe these unrealized losses are principally due to interest rate movements and recent credit concerns in the municipal bond market.  As such, the Company determined that none of such securities had other-than-temporary impairment.

At December 31, 2010, 7 mortgage backed and CMO securities have unrealized losses with aggregate depreciation of less than 4.17% from the Company’s cost basis of these securities.  We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market and potentially rising interest rates.  Two of the CMO securities are non-agency securities.  At December 31, 2010 the fair value of these non-agency securities totaled $651,000 with an unrealized loss of $111,000, or 14.57% of the Company’s amortized cost basis.  Management considers available evidence to assess whether it is more likely than not that all amounts due would not be collected.  In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates.  There has been no disruption of the scheduled cash flows on any of the securities.  Management’s analysis as of December 31, 2010 revealed no expected credit losses on these securities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,	June 30,
	2010	2010
	(Unaudited)	(Audited)
	(In thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$73,817	$73,010
Commercial real estate	61,070	41,677
Real estate construction	6,449	7,016

Other loans:
Home equity	29,010	29,795
Consumer	9,236	9,613
Commercial	10,576	9,452

Total	190,158	170,563

Less: Allowance for loan losses	(1,400)	(1,100)
Add: Deferred loan expenses	(172)	39

Total	$188,586	$169,502

Within the commercial real estate loan category above, $19,083,000 and $1,280,000 was guaranteed by the United States Department of Agriculture Rural Development, at December 31, 2010 and June 30, 2010, respectively.

The following is a summary of changes in the allowance for loan losses:

	Six Months	Six Months	Twelve Months
	Ended	Ended	Ended
	December 31,	December 31,	June 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Audited)
	(In thousands)

Balance, beginning of period	$1,100	$525	$525
Provision charged to operations	517	242	715
Charge-offs	(217)	(69)	(143)
Recoveries	-	2	3

Balance, end of period	$1,400	$700	$1,100

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

Non-Performing Assets – The following table sets forth information regarding non-performing assets as of the dates indicated.  As of December 31, 2010 and June 30, 2010 the Company has no loans considered to be troubled debt restructuring within the meaning of ASC 310.

	December 31,	June 30,
	2010	2010
	(Unaudited)	(Audited)
	(in Thousands)

Non-accrual loans	$2,383	$2,782
Accruing loans delinquent 90 days or more	-	29
Real estate owned and other repossessed assets, net	1,487	619
Total	$3,870	$3,430

Total non-performing assets as a percentage of total assets	1.16%	1.05%

Allowance for loan losses	$1,400	$1,100

Percent of allowance for loan losses to non-performing assets	36.2%	32.1%

The following table sets forth information regarding loans and non-performing assets by geographical location as of the dates indicated (dollars in thousands).

	December 31, 2010					June 30, 2010
	(Unaudited)					(Unaudited)
	Helena	Bozeman	Butte	Townsend	Total	Helena	Bozeman	Butte	Townsend	Total

Non-accrual loans	$1,228	$1,122	$-	$33	$2,383	$1,094	$1,683	$-	$5	$2,782
Accruing loans delinquent
90 days or more	-	-	-	-	-	29	-	-	-	29
Real estate owned and
other repossessed
assets, net	306	958	-	223	1,487	-	396	-	223	619
	$1,534	$2,080	$-	$256	$3,870	$1,123	$2,079	$-	$228	$3,430

Total loans, net	$106,363	$44,318	$36,209	$1,696	$188,586	$92,379	$43,901	$32,036	$1,186	$169,502

Percent of non-performing
assets to loans	1.44%	4.69%	0.00%	15.09%	2.05%	1.22%	4.74%	0.00%	19.22%	2.02%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following table sets forth information regarding the activity in the allowance for loan losses for the six months ended December 31, 2010 (dollars in thousands):

	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total

Allowance for credit losses:
Beginning balance, June 30, 2010	$267	$449	$110	$128	$78	$68	$1,100
Charge-offs	(75)	(130)	-	-	(12)	-	(217)
Recoveries	-	-	-	-	-	-	-
Provision	25	152	62	266	12	-	517
Ending balance, December 31, 2010	$217	$471	$172	$394	$78	$68	$1,400

Ending balance allocated to loans
individually evaluated for impairment	$54	$43	$171	$390	$3	$-	$661

Ending balance allocated to loans
collectively evaluated for impairment	$163	$428	$1	$4	$75	$68	$739

Loans receivable:

Ending balance December 31, 2010	$73,817	$61,070	$6,449	$29,010	$9,236	$10,576	$190,158

Ending balance of loans individually
evaluated for impairment
December 31, 2010	$400	$106	$650	$403	$3	$-	$1,562

Ending balance of loans collectively
evaluated for impairment
December 31, 2010	$73,417	$60,964	$5,799	$28,607	$9,233	$10,576	$188,596

The following table sets forth information regarding the internal classification of the loan portfolio as of December 31, 2010 (dollars in thousands):

	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Grade:
Pass	$72,257	$60,831	$5,799	$28,412	$9,153	$10,126	$186,578
Special mention	500	-	-	82	-	-	582
Substandard	1,007	196	479	126	80	450	2,338
Doubtful	-	-	-	-	-	-	-
Loss	53	43	171	390	3	-	660
Total	$73,817	$61,070	$6,449	$29,010	$9,236	$10,576	$190,158

Credit Risk Profile Based on Payment Activity

Performing	$72,892	$60,884	$5,799	$28,618	$9,188	$10,394	$187,775
Nonperforming	925	186	650	392	48	182	2,383
Total	$73,817	$61,070	$6,449	$29,010	$9,236	$10,576	$190,158

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following table sets forth information regarding the delinquencies within the loan portfolio as of December 31, 2010 (dollars in thousands):

						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing

1-4 Family real estate	$863	$925	$1,788	$72,029	$73,817	$-
Commercial real estate	6	186	192	60,878	61,070	-
Construction	994	650	1,644	4,805	6,449	-
Home equity	618	392	1,010	28,000	29,010	-
Consumer	192	48	240	8,996	9,236	-
Commerical	108	182	290	10,286	10,576	-
Total	$2,781	$2,383	$5,164	$184,994	$190,158	$-

The following table sets forth information regarding impaired loans as of December 31, 2010 (dollars in thousands):

		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized
December 31, 2010

With no related allowance:
1-4 Family	$-	$-	$-	$-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Home equity	-	-	-	-
Consumer	-	-	-	-
Commerical	-	-	-	-

With a related allowance:
1-4 Family	347	400	53	-
Commercial real estate	63	106	43	-
Construction	479	650	171	-
Home equity	13	403	390	-
Consumer	-	3	3	-
Commerical	-	-	-	-

Total
1-4 Family	347	400	53	-
Commercial real estate	63	106	43	-
Construction	479	650	171	-
Home equity	13	403	390	1
Consumer	-	3	3	-
Commerical	-	-	-	-
Total	$902	$1,562	$660	$1

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following table sets forth information regarding non-performing loans as of December 31, 2010 (dollars in thousands):

1-4 Family	$925
Commercial real estate	186
Construction	650
Home equity	392
Consumer	48
Commerical	182
Total	$2,383

The Company had no troubled debt restructured loans as of December 31, 2010.

NOTE 4. DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	December 31,	June 30,
	2010	2010
	(Unaudited)	(Audited)

Noninterest checking	$18,700	$18,376
Interest-bearing checking	40,540	34,658
Statement savings	33,424	30,875
Money market	27,622	29,021
Time certificates of deposit	84,007	85,009
Total	$204,293	$197,939

NOTE 5. EARNINGS PER SHARE

Basic earnings per share for the six months ended December 31, 2010 was computed using 3,897,702 weighted average shares outstanding. Basic earnings per share for the six months ended December 31, 2009 was computed using 4,078,625 weighted average shares outstanding adjusted for the 3.800 to 1.000 exchange ratio in the second-step conversion. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased.  The weighted average shares outstanding for the diluted earnings per share calculations was 3,897,702 for the six months ended December 31, 2010 and 4,644,490 for the six months ended December 31, 2009 adjusted for the 3.8000 to 1.000 exchange ratio in the second-step conversion.

NOTE 6. DIVIDENDS AND STOCK REPURCHASE PROGRAM

This fiscal year Eagle paid dividends of $0.07 per share on August 27, 2010 and November 26, 2010.  A dividend of $0.07 per share was declared on January 20, 2011, payable February 25, 2011 to stockholders of record on February 4, 2011.

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

FASB ASC 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, FASB ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

●	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

●
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

●	Level 3 Inputs - Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

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

Investment Securities Available for Sale – Securities classified as available for sale are reported at fair value utilizing Level 1 and Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Financial Assets:
Investment securities available-for-sale	$-	$105,222	$-	$105,222
Loan subject to fair value hedge	-	-	11,454	11,454
Loans held-for-sale	-	3,148	-	3,148

Financial Liabilities:
Derivative	-	-	(780)	(780)

The following table presents, for the six months ended December 31, 2010, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

		Total Realized/
		Unrealized Gains	Purchases,
		(Losses) Included	Sales,
	Balance as of	in Noninterest	Issuances, and	Balance as of
	July 1, 2010	Income	Settlements, net	December 31, 2010
	(In thousands)
Financial Assets:
Loan subject to fair value hedge	$-	$(582)	$12,036	$11,454

Financial Liabilities:
Derivative	-	780	-	780

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. FAIR VALUE DISCLOSURES - continued

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table summarizes financial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis as of December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In thousands)

Impaired loans	$-	$-	$902	$902
Repossessed assets	-	-	1,487	1,487

As of December 31, 2010, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance with allocation of the allowance for loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $1,562,000 were reduced by specific valuation allowance allocations totaling $660,000 to a total reported fair value of $902,000 based on collateral valuations utilizing Level 3 valuation inputs.

Repossessed assets are recorded at market value less estimated cost to sell, and are measured for impairment by comparing the carrying value with the current fair value of the assets.  Repossessed assets with a carrying amount of $1,547,000 were reduced by valuation adjustments of $60,000 to a total reported fair value of $1,487.000 bas on collateral valuations utilizing Level 3 valuation inputs as of December 31, 2010.

Those financial instruments not subject to the initial implementation of FASB ASC 820 are required under FASB ASC 825 to have their fair value disclosed, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value.  Below is a table that summarizes the fair market values of all financial instruments of the Company at December 31, 2010, and June 30, 2010, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments not covered by FASB ASC 820.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. FAIR VALUE DISCLOSURES - continued

	December 31,		June 30,
	2010		2010
	(Unaudited)		(Audited)

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in Thousands)	Amount	Value	Amount	Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$4,267	$4,267	$3,509	$3,509
Securities held-to-maturity	-	-	125	125
FHLB stock	2,003	2,003	2,003	2,003
Loans receivable, net	188,586	198,515	169,502	176,037
Mortgage servicing rights	2,326	2,782	2,337	2,400
Cash value of life insurance	6,799	6,799	6,691	6,691
Financial Liabilities:
Deposits	120,286	120,286	112,930	112,930
Time certificates of deposit	84,007	85,268	85,009	86,770
Federal funds purchased	350	350	-	-
Advances from the FHLB & other borrowings	67,996	71,378	67,224	70,952
Subordinated debentures	5,155	3,866	5,155	3,872

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

Federal Funds purchased – The carrying amounts approximate fair value due to the relatively short period of time between the origination of these instruments and their expected realization.

Advances from the FHLB & Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective December 31, 2010 and June 30, 2010, respectively if the borrowings repriced according to their stated terms.

NOTE 8. DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. The Company entered into an interest rate swap agreement on August 27, 2010 with a third party to manage interest rate risk associated with a fixed-rate loan.  The interest rate swap agreement effectively converted the loan’s fixed rate into a variable rate. The derivatives and hedging accounting guidance (FASB ASC 815-10) requires that the Company recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with this guidance, the Company designates the interest rate swap on this fixed-rate loan as a fair value hedge.

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

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. The Company includes the gain or loss on the hedged items in the same line item—noninterest income—as the offsetting loss or gain on the related interest rate swap.

The fixed rate loan hedged has an original maturity of 20 years and is not callable.  This loan is hedged with a "pay fixed rate, receive variable rate" swap with a similar notional amount, maturity, and fixed rate coupons. The swap is not callable. At December 31, 2010, the loan had an outstanding principal balance of $12,010,000 loan, and the interest rate swap had a notional value of $12,010,000.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. DERIVATIVES AND HEDGING ACTIVITIES - continued

Effect of Derivative Instruments on Statement of Financial Condition
Fair Value of Derivative Instruments
	Asset Derivatives				Liabilities Derivatives
(In Thousands)	December 31, 2010		June 30, 2010		December 31, 2010		June 30, 2010
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designed as
hedging instruments
under ASC 815
Interest rate contracts	Loans	$(582)	n/a	-	Other Liabilities	$(780)	n/a	-

Effect of Derivative Instruments on Statement of Income
For the Six Months Ended December 31, 2010 and 2009
(In Thousands)
Derivatives Designated as	Location of	Amount of Gain or (Loss)
Hedging Instruments	Gain or (Loss) Recognized in	Recognized in Income on Derivative
Under ASC 815	Income on Derivative	2010	2009

Interest rate contracts	Noninterest income	$198	$-

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

In July 2010, the FASB issued Accounting Standards Update (ASU) 2010-20, "Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses." The purpose of this Update is to improve transparency by companies that hold financing receivables, including loans, leases and other long-term receivables. The Update requires such companies to disclose more information about the credit quality of their financing receivables and the credit reserves against them.  For public entities, this guidance is effective for the first interim or annual reporting period ending after December 15, 2010, with the exception of certain disclosures which include information for activity that occurs during a reporting period (activity in the allowance for credit losses and modifications of financing receivables) which will be effective for the first interim or annual period beginning after December 15, 2010.  The Company has presented the necessary disclosures in Note 3 to the financial statements.

The FASB issued new authoritative accounting guidance under ASC Topic 855, Subsequent Events, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This guidance sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This new guidance was effective for the period ended December 31, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning and protections of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  All statements other than statements of historical fact are statements that could be forward-looking statements.  You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,”  “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the asset quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	competition among depository and other financial institutions;
●	changes in the prices, values and sales volume of residential and commercial real estate in Montana;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	adverse changes in the securities markets;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate acquired entities, if any;
●	changes in consumer spending, borrowing and savings habits;
●	changes in our organization’s compensation and benefit plans;
●	our ability to continue to increase and manage our commercial and residential real estate, multi-family, and commercial business loans;
●	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
●	the level of future deposit premium assessments;
●	the impact of the current recession on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;
●	the impact of the current governmental effort to restructure the U.S. financial and regulatory system;
●	the failure of assumptions underlying the establishment of allowance for possible loan losses and other estimates;
●	changes in the financial performance and/or condition of our borrowers and their ability to repay their loans when due; and
●
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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s primary activity is its ownership of its wholly owned subsidiary, American Federal Savings Bank (the “Bank”).  The Bank is a federally chartered savings bank, engaging in typical banking activities:  acquiring deposits from local markets and investing in loans and investment securities.  The Company, as a unitary thrift holding company, and the Bank, as a federally chartered savings bank operate under a consolidated regulatory regime in which the Office of Thrift Supervision (the “OTS”), has served as the principal federal regulator for both entities. Recent federal legislation mandated that the consolidated regulatory functions of the OTS be transferred to two federal agencies and that the OTS be merged into the Office of the Comptroller of the Currency (the “OCC”).  Thus, as a result of the enactment on July 21, 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Federal Reserve Board (the “FRB”) will become the principal federal bank regulatory agency for the Company and the OCC the principal federal regulator for the Bank.  The Bank’s charter will not be affected and the Bank will continue to operate, as a federal stock savings bank. Its deposits will remain insured by the Federal Deposit Insurance Corporation.  Because the Dodd-Frank Act did not eliminate the thrift charter under which the Bank has historically operated, the Bank’s traditional lending and investment activities should not be affected.  Further, to ensure regulatory continuity, the  Dodd-Frank Act requires that the OCC designate a new Deputy Comptroller who will be responsible for the supervision and examination of federal savings associations.  The Bank’s primary component of earnings is its net interest margin (also called spread or margin), the difference between interest income and interest expense.  The net interest margin is managed by management (through the pricing of its products and by the types of products offered and kept in portfolio), and is affected by moves in interest rates.  Noninterest income in the form of fee income and gain on sale of loans adds to the Bank’s income.

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

The level and movement of interest rates impacts the Bank’s earnings as well.  The Federal Reserve’s Federal Open Market Committee (FOMC) did not change the federal funds target rate which remained at 0.25% during the six months ended December 31, 2010.

Financial Condition

Comparisons of financial condition in this section are between December 31, 2010 and June 30, 2010.

Total assets at December 31, 2010 were $332.93 million, an increase of $7.19 million, or 2.21%, from $325.74 million at June 30, 2010. This increase in assets was primarily attributable to an increase in commercial real estate loans.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition - continued

Loans receivable increased $19.08 million, or 11.26%, to $188.59 million at December 31, 2010, from $169.5 million at June 30, 2010. Commercial real estate loans was the loan category with the largest increase, $19.39 million.  This increase was primarily from the origination of two relatively large loans, a $12.1 million commercial real estate loan secured by a detention facility, and a $10.0 commercial real estate loan secured by a hotel.  The detention facility loan is supported by a 90% guarantee from the USDA Rural Development.  The hotel loan has a 70% USDA Rural Development guarantee. The presence of the USDA Rural Development guarantees provides certain regulatory benefits for such loans including an exemption of the guaranteed portions from loan to one borrower limitations and reduced risk weighted capital requirements.     The detention facility loan has a term of 20 years and is fully amortizing and has been converted from a fixed to variable rate tied to one month LIBOR using an interest rate swap with a third party.    The hotel loan has a term of 25 years and is fully amortizing.  It’s rate is adjustable every five years.  Both home equity and consumer loans showed modest decreases, while construction loans decreased $567,000. The decrease in construction loans was primarily due to the conversion of the detention facility loan to permanent financing .  Total loan originations were $131.08 million for the six months ended December 31, 2010, with single family mortgages accounting for $85.11 million of the total. Home equity and construction loan originations totaled $6.24 million and $5.20 million, respectively, for the same period. Commercial real estate and land loan originations totaled $26.85 million. Loans held-for-sale decreased to $4.55 million at December 31, 2010 from $7.70 million at June 30, 2010.

Total cash and cash equivalents increased by $758,000, and securities available-for-sale decreased $9.31 million.

Deposits increased $6.35 million, or 3.21%, to $204.29 million at December 31, 2010 from $197.94 million at June 30, 2010. Growth occurred primarily in checking accounts.  Management attributes the increase in these deposits to increased marketing of checking accounts as well as customers’ desire to place funds in safe, insured deposit accounts.

Advances from the Federal Home Loan Bank and other borrowings increased $772,000, or 1.15%, to $68.0 million from $67.22 million as a result of continued growth in loans.  This was partially offset by the growth in deposits and decrease in securities available-for-sale. Federal fund purchases increased from zero to $350,000.

Total shareholders’ equity increased $332,000 or 0.63%, to $52.76 million at December 31, 2010 from $52.43 million at June 30, 2010.  This was a result of net income for the period of $1.52 million offset and by a decrease in accumulated other comprehensive income of $695,000 (mainly due to a decrease in net unrealized gains on securities available-for-sale).  This was partially offset by dividends paid.

Results of Operations for the Three Months Ended December 31, 2010 and 2009

Net Income.  Eagle’s net income was $644,000 versus $553,000 for the three months ended December 31, 2010 and 2009, respectively.  The increase of $91,000, or 16.46%, was due to an increase in net interest income of $198,000, an increase in noninterest income of $460,000, offset by increases in noninterest expense of $395,000 and loan loss provision of $127,000.  Eagle’s tax provision was $45,000 higher in the current quarter.  Basic earnings per share were $0.17 for the current period, compared to $0.14 for the previous year’s period.

Net Interest Income.  Net interest income increased to $2.64 million for the quarter ended December 31, 2010, from $2.45 million for the previous year’s quarter.  This increase of $198,000 was the result of a decrease in interest expense of $278,000 offset by a decrease in interest and dividend income of $80,000.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 2010 and 2009 - continued

Interest and Dividend Income.  Total interest and dividend income was $3.72 million for the quarter ended December 31, 2010, compared to $3.80 million for the quarter ended December 31, 2009, a decrease of $80,000, or 2.11%.  Interest and fees on loans increased to $2.81 million for the three months ended December 31, 2010 from $2.78 million for the same period ended December 31, 2009.  This increase of $32,000, or 1.15%, was due primarily to the increase in the average balances on loans for the quarter ended December 31, 2010.  Average balances for loans receivable, net, for the quarter ended December 31, 2010 were $184.22 million, compared to $172.05 million for the previous year.  This represents an increase of $12.17 million, or 7.08%.  The average interest rate earned on loans receivable decreased by 35 basis points, from 6.46% to 6.11%.  Interest and dividends on investment securities available-for-sale (AFS) decreased to $901,000 for the quarter ended December 31, 2010 from $1.01 million for the same quarter last year.  Average balances on investments increased to $104.25 million for the quarter ended December 31, 2010, compared to $92.64 million for the quarter ended December 31, 2009.  The average interest rate earned on investments decreased to 3.46% from 4.37%.  Interest on deposits with banks decreased to $5,000 from $7,000, due to a decrease in average balances.  Average balances on deposits with banks decreased to $6.16 million for the quarter ended December 31, 2010, compared to $8.44 million for the quarter ended December 31, 2009.  The average rates on deposit with banks decreased from 0.33% at December 31, 2009 to 0.32% at December 31, 2010.

Interest Expense.  Total interest expense decreased to $1.08 million for the quarter ended December 31, 2010, from $1.35 million for the quarter ended December 31, 2009, a decrease of $278,000, or 20.55%.  The decrease was due to decreases in interest paid on deposits which decreased to $361,000 for the quarter ended December 31, 2010, from $589,000 for the quarter ended December 31, 2009.  This decrease of $228,000, or 38.71%, was attributable to a decrease in average rates paid on deposit accounts.  For example, interest bearing checking account rates declined from 0.22% to 0.07%, and money market accounts decreased from 0.52% to 0.16%.  Average balances in interest-bearing deposit accounts increased to $184.96 million for the quarter ended December 31, 2010, compared to $181.54 million for the same quarter in the previous year. A decrease in the average balance of borrowings, and a small decrease in the average rate paid, resulted in a decrease in interest paid on borrowings to $647,000 for the quarter ended December 31, 2010 versus $689,000 paid in the previous year’s quarter.  The average rate paid on borrowings decreased from 4.24% last year to 4.17% this year and the average rate paid on liabilities decreased 43 basis points from the quarter ended December 31, 2009 to the quarter ended December 31, 2010.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle’s subsidiary, American Federal Savings Bank (the “Bank”), to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions, and past due loans in portfolio.  The Bank’s policies require a review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  The Bank recorded $234,000 in provision for loan losses for the quarter ended December 31, 2010 and $107,000 in the quarter ended December 31, 2009.  This increase was based on an analysis of a variety of factors including an increase in loan delinquencies and to the weakened national and local economy.  Total nonperforming loans increased from $2.15 million at December 31, 2009 to $2.38 million at December 31, 2010. The Bank currently has $1.55 million in foreclosed real estate property and other repossessed property with a net book value of $1.49 million.

Noninterest Income. Due to significant declines in long term interest rates, the Bank experienced significant refinancing activity in residential real estate.  This increased activity caused total noninterest income to increase to $1.40 million for the quarter ended December 31, 2010, from $937,000 for the quarter ended December 31, 2009, an increase of $460,000 or 49.09%.  Of this amount net gain on sale of loans increased to $802,000 for the quarter ended December 31, 2010 from $349,000 for the quarter ended December 31, 2009.   During this period, $41.11 million 1-4 family mortgage loans were originated compared to $21.43 million in the quarter ended December 31, 2009.  In addition, $42.92 million mortgage loans were sold during the period compared to $20.12 million sold in the quarter ended December 31, 2009.  Also, other income increased $63,000 from the prior year which was largely due to the increase in the fair value of the interest rate swap described earlier.

Noninterest Expense.  Noninterest expense increased by $395,000 or 15.90% to $2.88 million for the quarter ended December 31, 2010, from $2.49 million for the quarter ended December 31, 2009.  This increase was primarily due to increases in the amortization of the mortgage servicing fees of $303,000 which were due to the increase in the refinance activity that caused the increase in net gain on sale of loans noted above.  Other expense categories showed minor changes.

Income Tax Expense.  Eagle’s income tax expense was $282,000 for the quarter ended December 31, 2010, compared to $237,000 for the quarter ended December 31, 2009.  The effective tax rate for the quarter ended December 31, 2010 was 30.45% and was 30.00% for the quarter ended December 31, 2009.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended December 31, 2010 and 2009

Net Income.  Eagle’s net income was $1.52 million and $1.40 million for the six months ended December 31, 2010 and 2009, respectively.  The increase of $123,000, or 8.80%, was due to increases in net interest income of $473,000 and noninterest income of $834,000, offset by increases in noninterest expense of $857,000 and loan loss provision of $275,000.  Eagle’s tax provision was $52,000 higher in the current period.  Basic earnings per share were $0.39 for the current period, compared to $0.34 (adjusted for the 3.8000 to 1.000 exchange ratio in the second-step conversion) for the previous year’s period.

Net Interest Income.  Net interest income increased to $5.30 million for the six months ended December 31, 2010, from $4.83 million for the previous year’s period.  This increase of $473,000 was the result of a slight decrease in interest and dividend income of $32,000 offset by a decrease in interest expense of $505,000.

Interest and Dividend Income.  Total interest and dividend income was $7.49 million for the six months ended December 31, 2010, compared to $7.52 million for the six months ended December 31, 2009, representing a decrease of $32,000, or 0.43%.  Interest and fees on loans increased to $5.62 million for the six months ended December 31, 2010 from $5.49 million for the same period ended December 31, 2009.  This increase of $129,000, or 2.35%, was due primarily to the increase in the average balances on loans for the six months ended December 31, 2010.  Average balances for loans receivable, net, for the six months ended December 31, 2010 were $181.72 million, compared to $171.66 million for the previous year.  This represents an increase of $10.06 million, or 5.86%.  The average interest rate earned on loans receivable decreased by 21 basis points, from 6.39% to 6.18%.  Interest and dividends on investment securities available-for-sale (AFS) decreased slightly to $1.86 million for the six months ended December 31, 2010 from $2.01 million for the same period last year.  Average balances on investments increased to $110.28 million for the six months ended December 31, 2010, compared to $90.24 million for the six months ended December 31, 2009.  The average interest rate earned on investments decreased to 3.38% from 4.47%.  Interest on deposits with banks decreased to $9,000 from $15,000, due to a decrease in average balances.  Average balances on deposits with banks decreased to $4.34 million for the six months ended December 31, 2010, compared to $8.49 million for the six months ended December 31, 2009.

Interest Expense.  Total interest expense decreased to $2.19 million for the six months ended December 31, 2010, from $2.69 million for the six months ended December 31, 2009, a decrease of $505,000, or 18.75%, primarily due to decreases in interest paid on deposits.  Interest on deposits decreased to $764,000 for the six months ended December 31, 2010, from $1.20 million for the six months ended December 31, 2009.  This decrease of $436,000, or 36.33%, was the result of a 0.52% decrease in average rates paid on deposit accounts.  Interest bearing checking accounts decreased in average rates paid from 0.24% to 0.08%, and money market accounts decreased from 0.55% to 0.19%.  Average balances in interest-bearing deposit accounts increased to $184.04 million for the six months ended December 31, 2010, compared to $178.27 million for the same period in the previous year. A decrease in the average balance of borrowings, partially offset by a small increase in the average rate paid, resulted in a decrease in interest paid on borrowings to $1.43 million versus $1.49 million paid in the same period ended December 31, 2009.  The average rate paid on borrowings increased from 4.11% last year to 4.13% this year.  The average rate paid on liabilities decreased 0.42%  from the six months ended December 31, 2009 to the six months ended December 31, 2010.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions, and past due loans in its portfolio.  The Bank’s policies require a review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  The Bank took a $517,000 provision for loan losses for the six months ended December 31, 2010 versus $242,000 in the six months ended December 31, 2009.  This was due to an increase in loan delinquencies and to the weakened local and national economy.  Total real estate and other assets acquired in settlement of loans, net of allowance for losses increased from $619,000 at June 30, 2010 to $1.49 million at December 31, 2010.

Noninterest Income. Total noninterest income increased to $2.83 million for the six months ended December 31, 2010, from $2.00 million for the six months ended December 31, 2009, an increase of $834,000 or 41.74%.  This increase is principally due to an increase of $840,000 in net gain on sale of loans to $1.63 million for the six months ended December 31, 2010 from $789,000 for the six months ended December 31, 2009.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended December 31, 2010 and 2009 - continued

Noninterest Expense.  Noninterest expense increased by $857,000 or 18.68% to $5.45 million for the six months ended December 31, 2010, from $4.59 million for the six months ended December 31, 2009.  This increase was primarily due to increases in amortization of mortgage servicing fees of $436,000, occupancy costs of $145,000, and salaries and employee benefits of $68,000.  The increase in salaries and employee benefits expense was due to merit raises, and other inflationary items such as health insurance premiums in addition to a slightly larger staff.  The increase in occupancy costs were due to the opening of the Oak Street branch in Bozeman, Montana in October 2009.  The increase in the amortization of mortgage servicing rights resulted from an increase in refinance activity that occurred during the period compared to the previous period.  Other expense categories showed minor changes.

Income Tax Expense.  Eagle’s income tax expense was $651,000 for the six months ended December 31, 2010, compared to $599,000 for the six months ended December 31, 2009.  The effective tax rate for the six months ended December 31, 2010 was 29.99% and was 30.00% for the six months ended December 31, 2009.

Liquidity, Interest Rate Sensitivity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations.  The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings.  The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages.  For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined.  In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets.  “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Seattle.  The Bank exceeded those minimum ratios as of both December 31, 2010 and December 31, 2009.

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

At September 30, 2010 (the most recent report available), the Bank’s measure of sensitivity to interest rate movements, as measured by the OTS in a 200 basis point rise in interest rates scenario,  decreased to 218 basis points from 258 basis points at December 31, 2009.  The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.  The Bank’s tier I core capital ratio, as measured by the OTS, increased from 9.36% as of December 31, 2009 to 12.96% as of December 31, 2010.  The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity, Interest Rate Sensitivity and Capital Resources - continued

As of December 31, 2010, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At December 31, 2010, the Bank’s tangible, core, and risk-based capital ratios amounted to 12.96%, 12.96%, and 19.59%, respectively, compared to regulatory requirements of 1.50%, 3.0%, and 8.0%, respectively.  See the following table (amounts in thousands):

	At December 31, 2010
	(Unaudited)
	Dollar	% of
	Amount	Assets
Tangible capital:
Capital level	$41,080	12.96
Requirement	4,753	1.50
Excess	36,327	11.46

Core capital:
Capital level	41,080	12.96
Requirement	9,507	3.00
Excess	31,573	9.96

Risk-based capital:
Capital level	41,819	19.59
Requirement	17,077	8.00
Excess	24,742	11.59

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONTROLS AND PROCEDURES

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of December 31, 2010, our disclosure controls and procedures were effective.  During the last fiscal quarter, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At its regular meeting of January 17, 2008, the Board of Directors of Eagle Bancorp announced a stock repurchase program for up to 28,750 shares.  The plan was suspended on December 2, 2009 when the Board of Directors of Eagle Bancorp announced the adoption of a plan of conversion and reorganization for the conversion of Eagle Financial MHC to the stock form and an offering of stock by Eagle Bancorp Montana, Inc.  The company did not repurchase any of the company’s securities between October 1, 2010 and December 31, 2010.

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

EAGLE BANCORP MONTANA, INC.

Date: February 11, 2011	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: February 11, 2011	By:	/s/ Clint J. Morrison
Clint J. Morrison
Senior Vice President/CFO