Form 10-Q
period 2011-03-31
Eagle Bancorp Montana, Inc.
filed 2011-05-16
CIK 1478454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).   Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	4,081,517 shares outstanding
As of May 16, 2011

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)

	March 31,	June 30,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$2,134	$2,543
Interest-bearing deposits with banks	6,982	966
Federal funds sold	4,951	-
Total cash and cash equivalents	14,067	3,509

Securities available-for-sale,
at market value	101,702	114,528
Securities held-to-maturity, at cost	-	125
Federal Home Loan Bank stock, at cost	2,003	2,003
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	926	7,695
Loans receivable, net of deferred loan expenses
and allowance for loan losses of $1,650 at
March 31, 2011 and $1,100 at June 30, 2010	185,866	169,502
Accrued interest and dividends receivable	1,574	1,610
Mortgage servicing rights, net	2,173	2,337
Premises and equipment, net	15,993	15,848
Cash surrender value of life insurance	6,849	6,691
Real estate & other repossessed assets acquired in settlement of loans,
net of allowance for losses	1,321	619
Other assets	1,973	1,117

Total assets	$334,602	$325,739

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)

	March 31,	June 30,
	2011	2010
	(Unaudited)	(Audited)
LIABILITIES
Deposit accounts:
Noninterest bearing	$19,843	$18,376
Interest bearing	190,833	179,563
Total deposits	210,676	197,939

Accrued expenses and other liabilities	2,875	2,989
Federal funds purchased	-	-
FHLB advances and other borrowings	62,946	67,224
Subordinated debentures	5,155	5,155
Total liabilities	281,652	273,307

EQUITY
Preferred stock (no par value, 1,000,000 shares
authorized, none issued or outstanding)	-	-
Common stock (par value $0.01 per share;
8,000,000 shares authorized;
4,083,127 shares issued and oustanding
at March 31, 2011 and June 30, 2010)	41	41
Additional paid-in capital	22,103	22,104
Unallocated common stock held by employee
stock ownership plan ("ESOP")	(1,764)	(1,889)
Retained earnings	31,722	30,652
Accumulated other comprehensive income	848	1,524
Total equity	52,950	52,432

Total liabilities and equity	$334,602	$325,739

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in Thousands, Except for Per Share Data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Interest and Dividend Income:
Interest and fees on loans	$2,877	$2,719	$8,494	$8,207
Securities available-for-sale	890	958	2,754	2,970
Securities held-to-maturity	-	2	-	9
Interest on deposits with banks	6	7	15	22
Total interest and dividend income	3,773	3,686	11,263	11,208

Interest Expense:
Deposits	326	486	1,090	1,686
FHLB advances & other borrowings	626	655	1,909	1,999
Subordinated debentures	22	75	164	225
Total interest expense	974	1,216	3,163	3,910

Net Interest Income	2,799	2,470	8,100	7,298
Loan loss provision	276	214	793	456
Net interest income after loan loss provision	2,523	2,256	7,307	6,842

Noninterest income:
Service charges on deposit accounts	156	171	553	571
Net gain on sale of loans	333	190	1,962	979
Mortgage loan servicing fees	215	187	603	570
Net gain on sale of available for sale securities	-	-	-	29
Net gain (loss) on securities FASB ASC 825	-	-	-	84
Other	240	173	658	487
Total noninterest income	944	721	3,776	2,720

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Continued)
 (Dollars in Thousands, Except for Per Share Data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Noninterest expense:
Salaries and employee benefits	1,322	1,187	3,740	3,537
Occupancy and equipment expense	342	319	1,005	837
Data processing	198	110	409	299
Advertising	127	109	374	339
Amortization of mortgage servicing rights	334	102	1,033	365
Federal insurance premiums	66	65	193	196
Postage	26	25	96	112
Legal, accounting, and examination fees	67	68	276	236
Consulting fees	36	33	94	131
ATM processing	15	20	49	49
Other	330	216	1,039	741
Total noninterest expense	2,863	2,254	8,308	6,842

Income before provision for income taxes	604	723	2,775	2,720

Provision for income taxes	196	244	847	843

Net income	$408	$479	$1,928	$1,877

Basic earnings per common share	$0.10	$0.12	$0.49	$0.46

Diluted earnings per common share	$0.10	$0.10	$0.49	$0.40

Weighted average shares outstanding (basic eps)*	3,904,017	4,083,127	3,899,808	4,080,128

Weighted average shares outstanding (diluted eps)*	3,904,017	4,649,574	3,899,808	4,646,188

*	For periods, June 30, 2010 and earlier, the per share data is calculated on a converted basis using a 3.8 to 1.0 exchange ratio in the second-step conversion.

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
For the Nine Months Ended March 31, 2011 and 2010
(Dollars in Thousands, Except for Per Share Data)

			ADDITIONAL				ACCUMULATED
			UNALLOCATED				OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME(LOSS)	TOTAL

Balance, June 30, 2009	$-	$12	$4,564	$(18)	$(5,034)	$28,850	$(582)	$27,792

Net income						1,877		1,877
Other comprehensive income							1,482	1,482

Total comprehensive income								3,359

Dividends paid ($0.26 per
share)						(333)		(333)

Treasury stock purchased (805
shares @ $28.25)					(22)			(22)

ESOP shares allocated or
committed to be released for
allocation (1.150 shares)			50	18				68

Balance, March 31, 2010	$-	$12	$4,614	$-	$(5,056)	$30,394	$900	$30,864

Balance, June 30, 2010	$-	$41	$22,104	$(1,889)	$-	$30,652	$1,524	$52,432

Net income						1,928		1,928
Other comprehensive income							(676)	(676)

Total comprehensive income								1,252

Dividends paid ($0.21 per
share)						(858)		(858)

ESOP shares allocated or
committed to be released for
allocation (12,566 shares)			(1)	125				124

Balance, March 31, 2011	$-	$41	$22,103	$(1,764)	$-	$31,722	$848	$52,950

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)

	Nine Months Ended
	March 31,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,928	$1,877
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	793	456
Provision for OREO valuation losses	60	-
Depreciation	548	481
Net amortization of marketable securities premium and discounts	450	248
Amortization of capitalized mortgage servicing rights	1,033	365
Gain on sale of loans	(1,962)	(979)
Net realized (gain) loss on sale of available-for-sale securities	-	(29)
Increase in cash surrender value of life insurance	(158)	(144)
(Gain)/Loss on sale of property & equipment	84	2
Loss on sale of OREO	1	-
Loss (gain) investment securities, Preferred Stock	-	(84)
Change in assets and liabilities:
(Increase) decrease in assets:
Accrued interest and dividends receivable	36	(214)
Loans held-for-sale	8,399	3,407
Other assets	(856)	113
Increase (decrease) in liabilities:
Accrued expenses and other liabilities	300	(754)
Net cash provided by operating activities	10,656	4,745

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities:
Investment securities available-for-sale	(9,983)	(22,682)
Proceeds from maturities, calls and principal payments:
Investment securities held-to-maturity	125	250
Investment securities available-for-sale	21,726	8,188
FHLB Stock purchased	-	(3)
Proceeds from sale of securities available-for-sale	-	7,148
Proceeds from sale of property and equipment	1	-
Net increase in loan receivable, excludes transfers to real estate
acquired in settlement of loans	(18,954)	(5,622)
Proceeds from the sale of real estate acquired in the settlement of loans	166	25
Purchase of property and equipment	(780)	(2,743)
Net cash used in investing activities	(7,699)	(15,439)

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Nine Months Ended
	March 31,
	2011	2010
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking and savings accounts	$12,737	$15,072
Net increase in federal funds purchased	-	-
Payments on FHLB advances	(4,278)	(8,250)
FHLB advances	-	2,000
Purchase of Treasury Stock	-	(22)
Common stock orders in process	-	14,369
Dividends paid	(858)	(331)
Net cash provided by financing activities	7,601	22,838

Net increase in cash	10,558	12,144

CASH AND CASH EQUIVALENTS, beginning of period	3,509	6,328

CASH AND CASH EQUIVALENTS, end of period	$14,067	$18,472

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,182	$3,931

Cash paid during the period for income taxes	$792	$511

NON-CASH INVESTING ACTIVITIES:
(Increase) decrease in market value of securities available-for-sale	$631	$(2,172)

Mortgage servicing rights capitalized	$869	$489

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the unaudited interim periods.

The results of operations for the nine month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2011 or any other period.  The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-K for the fiscal year ended June 30, 2010.

The Company evaluated subsequent events for potential recognition and/or disclosure through May 16, 2011 the date the consolidated financial statements were issued.

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

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:
(Dollars in thousands)

	March 31, 2011				June 30, 2010
	(Unaudited)				(Audited)
		GROSS				GROSS
	AMORTIZED	UNREALIZED		FAIR	AMORTIZED	UNREALIZED		FAIR
	COST	GAINS	(LOSSES)	VALUE	COST	GAINS	(LOSSES)	VALUE
Available-for-sale:
U.S. government and
agency obligations	$27,471	$457	$(8)	$27,920	$31,852	$418	$(29)	$32,241
Municipal obligations	39,441	641	(978)	39,104	35,181	752	(521)	35,412
Corporate obligations	7,000	300	-	7,300	7,110	341	-	7,451
Mortgage-backed securities -
government backed	1,247	55	-	1,302	1,690	65	-	1,755
CMOs - private label	800	4	(71)	733	957	-	(115)	842
CMOs - government backed	24,538	808	(3)	25,343	35,902	963	(38)	36,827

Total	$100,497	$2,265	$(1,060)	$101,702	$112,692	$2,539	$(703)	$114,528

Held-to-maturity:
Municipal obligations	$-	$-	$-	$-	$125	$-	$-	$125
Total	$-	$-	$-	$-	$125	$-	$-	$125

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

The following table discloses, as of March 31, 2011 and June 30, 2010, the Company’s investment securities that have been in a continuous unrealized-loss position for less than twelve months and those that have been in a continuous unrealized-loss position for twelve or more months:

	March 31, 2011
	Less Than 12 Months		12 Months or Longer
	(In thousands)
	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

U.S. government and agency	$1,880	$5	$896	$3
Municipal obligations	15,186	553	1,683	425
CMOs - private label	-	-	401	71
Mortgage-backed and CMOs	1,011	3	-	-

Total	$18,077	$561	$2,980	$499

	June 30, 2010
	Less Than 12 Months		12 Months or Longer
	(In thousands)
	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

U.S. government and agency	$3,679	$27	$872	$2
Municipal obligations	5,712	129	3,884	392
CMOs - private label	467	14	374	101
Mortgage-backed & CMOs	6,729	38	-	-

Total	$16,587	$208	$5,130	$495

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell or if it is more likely than not that it will be required to sell impaired debt securities.  In so doing, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives.  With respect to its impaired debt securities at March 31, 2011 and June 30, 2010, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired debt securities.

As of March 31, 2011 and June 30, 2010, there were respectively, 58 and 48, securities in an unrealized loss position and were considered to be temporarily impaired and therefore an impairment charge has not been recorded.  All of such temporarily impaired investments are debt securities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

At March 31, 2011, 53 U.S. Government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of less than 4.78% from the Company’s amortized cost basis of these securities.  We believe these unrealized losses are principally due to interest rate movements and recent credit concerns in the municipal bond market.  As such, the Company determined that none of such securities had other-than-temporary impairment.

At March 31, 2011, 5 mortgage backed and CMO securities had unrealized losses with aggregate depreciation of less than 5.24% from the Company’s cost basis of these securities.  We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market and potentially rising interest rates.  One of the CMO securities is a non-agency security.  At March 31, 2011 the fair value of this non-agency security totaled $401,000 with an unrealized loss of $71,000, or 15.04% of the Company’s amortized cost basis.  Management considers available evidence to assess whether it is more likely than not that all amounts due would not be collected.  In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates.  There has been no disruption of the scheduled cash flows on any of the securities.  Management’s analysis as of March 31, 2011 revealed no expected credit losses on these securities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	June 30,
	2011	2010
	(Unaudited)	(Audited)
	(In thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$71,420	$73,010
Commercial real estate	63,630	41,677
Real estate construction	4,799	7,016

Other loans:
Home equity	28,493	29,795
Consumer	8,725	9,613
Commercial	10,640	9,452

Total	187,707	170,563

Less: Allowance for loan losses	(1,650)	(1,100)
Add: Deferred loan expenses	(191)	39

Total	$185,866	$169,502

Within the commercial real estate loan category above, $18,891,000 and $1,280,000 was guaranteed by the United States Department of Agriculture Rural Development, at March 31, 2011 and June 30, 2010, respectively.

The following is a summary of changes in the allowance for loan losses:

	Nine Months	Nine Months	Twelve Months
	Ended	Ended	Ended
	March 31,	March 31,	June 30,
	2011	2010	2010
	(Unaudited)	(Unaudited)	(Audited)
	(In thousands)

Balance, beginning of period	$1,100	$525	$525
Provision charged to operations	793	456	715
Charge-offs	(245)	(134)	(143)
Recoveries	2	3	3

Balance, end of period	$1,650	$850	$1,100

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 NOTE 3. LOANS RECEIVABLE - continued

Non-Performing Assets – The following table sets forth information regarding non-performing assets as of the dates indicated.  As of March 31, 2011 and June 30, 2010 the Company has no loans considered to be troubled debt restructuring within the meaning of ASC 310.

	March 31,	June 30,
	2011	2010
	(Unaudited)	(Audited)
	(Dollars in Thousands)

Non-accrual loans	$2,331	$2,782
Accruing loans delinquent 90 days or more	-	29
Real estate owned and other repossessed assets, net	1,321	619
Total	$3,652	$3,430

Total non-performing assets as a percentage of total assets	1.09%	1.05%

Allowance for loan losses	$1,650	$1,100

Percent of allowance for loan losses to non-performing assets	45.2%	32.1%

The following table sets forth information regarding loans and non-performing assets by geographical location as of the dates indicated (dollars in thousands).

	March 31, 2011					June 30, 2010
	(Unaudited)					(Unaudited)
	Helena	Bozeman	Butte	Townsend	Total	Helena	Bozeman	Butte	Townsend	Total

Non-accrual loans	$1,205	$1,084	$9	$33	$2,331	$1,094	$1,683	$-	$5	$2,782
Accruing loans delinquent
90 days or more	-	-	-	-	-	29	-	-	-	29
Real estate owned and
other repossessed
assets, net	306	934	-	81	1,321	-	396	-	223	619
	$1,511	$2,018	$9	$114	$3,652	$1,123	$2,079	$-	$228	$3,430

Total loans, net	$97,022	$42,192	$45,351	$1,301	$185,866	$92,379	$43,901	$32,036	$1,186	$169,502

Percent of non-performing
assets to loans	1.56%	4.78%	0.02%	8.76%	1.96%	1.22%	4.74%	0.00%	19.22%	2.02%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following table sets forth information regarding the activity in the allowance for loan losses for the nine months ended March 31, 2011 (dollars in thousands):

	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total

Allowance for credit losses:
Beginning balance, June 30, 2010	$267	$449	$110	$128	$78	$68	$1,100
Charge-offs	(75)	(130)	-	(25)	(15)	-	(245)
Recoveries	-	-	-	-	2	-	2
Provision	153	82	77	363	10	108	793
Ending balance, March 31, 2011	$345	$401	$187	$466	$75	$176	$1,650

Ending balance allocated to loans
individually evaluated for impairment	$100	$50	$171	$368	$3	$125	$817

Ending balance allocated to loans
collectively evaluated for impairment	$245	$351	$16	$98	$72	$51	$833

Loans receivable:

Ending balance March 31, 2011	$71,420	$63,630	$4,799	$28,493	$8,725	$10,640	$187,707

Ending balance of loans individually
evaluated for impairment
March 31, 2011	$1,371	$234	$650	$562	$101	$514	$3,432

Ending balance of loans collectively
evaluated for impairment
March 31, 2011	$70,049	$63,396	$4,149	$27,931	$8,624	$10,126	$184,275

The following table sets forth information regarding the internal classification of the loan portfolio as of March 31, 2011 (dollars in thousands):

	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Grade:
Pass	$70,049	$63,396	$4,149	$27,931	$8,624	$10,126	$184,275
Special mention	496	-	-	80	-	-	576
Substandard	775	184	479	114	98	389	2,039
Doubtful	-	-	-	-	-	-	-
Loss	100	50	171	368	3	125	817
Total	$71,420	$63,630	$4,799	$28,493	$8,725	$10,640	$187,707

Credit Risk Profile Based on Payment Activity

Performing	$70,517	$63,445	$4,149	$28,128	$8,699	$10,438	$185,376
Nonperforming	903	185	650	365	26	202	2,331
Total	$71,420	$63,630	$4,799	$28,493	$8,725	$10,640	$187,707

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following table sets forth information regarding the delinquencies within the loan portfolio as of March 31, 2011 (dollars in thousands):

						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing

1-4 Family real estate	$867	$903	$1,770	$69,650	$71,420	$-
Commercial real estate	-	185	185	63,445	63,630	-
Construction	-	650	650	4,149	4,799	-
Home equity	109	365	474	28,019	28,493	-
Consumer	117	26	143	8,582	8,725	-
Commerical	129	202	331	10,309	10,640	-
Total	$1,222	$2,331	$3,553	$184,154	$187,707	$-

The following table sets forth information regarding impaired loans as of March 31, 2011 (dollars in thousands):

		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized

With no related allowance:
1-4 Family	$-	$-	$-	$-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Home equity	-	-	-	-
Consumer	-	-	-	-
Commerical	-	-	-	-

With a related allowance:
1-4 Family	300	400	100	-
Commercial real estate	56	106	50	-
Construction	479	650	171	-
Home equity	-	368	368	-
Consumer	-	3	3	-
Commerical	57	182	125	-

Total:
1-4 Family	300	400	100	-
Commercial real estate	56	106	50	-
Construction	479	650	171	-
Home equity	-	368	368	-
Consumer	-	3	3	-
Commerical	57	182	125	-
Total	$892	$1,709	$817	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following table sets forth information regarding non-performing loans as of March 31, 2011 (dollars in thousands):

1-4 Family	$903
Commercial real estate	185
Construction	650
Home equity	365
Consumer	26
Commerical	202
Total	$2,331

The Company had no troubled debt restructured loans as of March 31, 2011.

NOTE 4. DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	March 31,	June 30,
	2011	2010
	(Unaudited)	(Audited)

Noninterest checking	$19,843	$18,376
Interest-bearing checking	40,556	34,658
Statement savings	36,020	30,875
Money market	28,582	29,021
Time certificates of deposit	85,675	85,009
Total	$210,676	$197,939

NOTE 5. EARNINGS PER SHARE

Basic earnings per share for the nine months ended March 31, 2011 was computed using 3,899,808 weighted average shares outstanding. Basic earnings per share for the nine months ended March 31, 2010 was computed using 4,080,128 weighted average shares outstanding adjusted for the 3.80 to 1.0 exchange ratio in the second-step conversion. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased.  The weighted average shares outstanding for the diluted earnings per share calculations was 3,899,808 for the nine months ended March 31, 2011 and 4,646,188 for the nine months ended March 31, 2010 adjusted for the 3.8 to 1.0 exchange ratio in the second-step conversion.

NOTE 6. DIVIDENDS AND STOCK REPURCHASE PROGRAM

For the fiscal year Eagle has paid dividends of $0.07 per share on August 27, 2010, November 26, 2010, and February 25, 2011.  A dividend of $0.07 per share was declared on April 21, 2011, payable May 27, 2011 to stockholders of record on May 6, 2011.

On April 26, 2011, the Company announced that its Board of Directors authorized a common stock repurchase program for 204,156 shares of common stock, effective April 27, 2011.  The program is intended to be implemented through purchases made from time to time in the open market or through private transactions.  The program will terminate on April 19, 2012.

On April 21, 2011, the Company entered into a pre-arranged Rule 10b5-1 written trading plan (“the Trading Plan”) with a broker to facilitate the repurchase of its shares of common stock, in conformity with the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. A broker selected by the Company will have the authority under the terms and limitations specified in the Trading Plan to repurchase shares on the Company’s behalf in accordance with the terms of the Trading Plan.  The Trading Plan, which will facilitate the Company’s share repurchase program, went into effect on April 27, 2011 and may be terminated by the Company at any time.  The Trading Plan enables the Company to continue to repurchase shares without suspension for self-imposed trading blackout periods.  The shares to be repurchased under the Trading Plan would be in accordance with and subject to the limitations of the stock repurchase program.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

After the expiration of the current Trading Plan, the Company may from time to time enter into subsequent trading plans under Rule 10b5-1 to facilitate the repurchase of its common stock pursuant to its share repurchase program.  Information regarding share repurchases will be available in the Company’s periodic reports on Form 10-Q and 10-K filed with the Securities and Exchange Commission as required by the applicable rules of the Exchange Act.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In thousands)
Financial Assets:
Investment securities available-for-sale	$-	$101,702	$-	$101,702
Loan subject to fair value hedge	-	-	10,470	10,470
Loans held-for-sale	-	926	-	926

Financial Liabilities:
Derivative	-	-	(969)	(969)

The following table presents, for the nine months ended March 31, 2011, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

		Total Realized/
		Unrealized Gains	Purchases,
		(Losses) Included	Sales,
	Balance as of	in Noninterest	Issuances, and	Balance as of
	July 1, 2010	Income	Settlements, net	March 31, 2011
	(In thousands)
Financial Assets:
Loan subject to fair value hedge	$-	$(732)	$11,202	$10,470

Financial Liabilities:
Derivative	-	969	-	969

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7.  FAIR VALUE DISCLOSURES - continued

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table summarizes financial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis as of March 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In thousands)

Impaired loans	$-	$-	$892	$892
Repossessed assets	-	-	1,321	1,321

As of March 31, 2011, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance with allocation of the allowance for loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $1,709,000 were reduced by specific valuation allowance allocations totaling $817,000 to a total reported fair value of $892,000 based on collateral valuations utilizing Level 3 valuation inputs.

Repossessed assets are recorded at market value less estimated cost to sell, and are measured for impairment by comparing the carrying value with the current fair value of the assets.  Repossessed assets with a carrying amount of $1,371,000 were reduced by valuation adjustments of $50,000 to a total reported fair value of $1,321,000 base on collateral valuations utilizing Level 3 valuation inputs as of March 31, 2011.

Those financial instruments not subject to the initial implementation of FASB ASC 820 are required under FASB ASC 825 to have their fair value disclosed, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value.  Below is a table that summarizes the fair market values of all financial instruments of the Company at March 31, 2011, and June 30, 2010, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments not covered by FASB ASC 820.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. FAIR VALUE DISCLOSURES - continued

	March 31,		June 30,
	2011		2010
	(Unaudited)		(Audited)

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in Thousands)	Amount	Value	Amount	Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$14,067	$14,067	$3,509	$3,509
Securities held-to-maturity	-	-	125	125
FHLB stock	2,003	2,003	2,003	2,003
Loans receivable, net	185,866	190,760	169,502	176,037
Mortgage servicing rights	2,173	2,746	2,337	2,400
Cash value of life insurance	6,849	6,849	6,691	6,691
Financial Liabilities:
Deposits	125,001	125,001	112,930	112,930
Time certificates of deposit	85,675	86,771	85,009	86,770
Advances from the FHLB & other borrowings	62,946	65,558	67,224	70,952
Subordinated debentures	5,155	3,739	5,155	3,872

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

Advances from the FHLB & Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective March 31, 2011 and June 30, 2010, respectively if the borrowings repriced according to their stated terms.

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

The fixed rate loan hedged has an original maturity of 20 years and is not callable.  This loan is hedged with a “pay fixed rate, receive variable rate” swap with a similar notional amount, maturity, and fixed rate coupons. The swap is not callable. At March 31, 2011, the loan had an outstanding principal balance of $11,934,000, and the interest rate swap had a notional value of $11,934,000.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. DERIVATIVES AND HEDGING ACTIVITIES - continued

Effect of Derivative Instruments on Statement of Financial Condition
Fair Value of Derivative Instruments
	Asset Derivatives				Liabilities Derivatives
(In Thousands)	March 31, 2011		June 30, 2010		March 31, 2011		June 30, 2010
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designed as
hedging instruments
under ASC 815					Other
Interest rate contracts	Loans	$(732)	n/a	$-	Liabilities	$(969)	n/a	$-

Effect of Derivative Instruments on Statement of Income
For the Nine Months Ended March 31, 2011 and 2010
(In Thousands)
Derivatives Designated as	Location of	Amount of Gain or (Loss)
Hedging Instruments	Gain or (Loss) Recognized in	Recognized in Income on Derivative
Under ASC 815	Income on Derivative	2011	2010

Interest rate contracts	Noninterest income	$237	$-

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

In July 2010, the FASB issued Accounting Standards Update (ASU) 2010-20, “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The purpose of this Update is to improve transparency by companies that hold financing receivables, including loans, leases and other long-term receivables. The Update requires such companies to disclose more information about the credit quality of their financing receivables and the credit reserves against them.  For public entities, this guidance is effective for the first interim or annual reporting period ending after December 15, 2010, with the exception of certain disclosures which include information for activity that occurs during a reporting period (activity in the allowance for credit losses and modifications of financing receivables) which will be effective for the first interim or annual period beginning after December 15, 2010.  The Company has presented the necessary disclosures in Note 3 to the financial statements.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	competition among depository and other financial institutions;
●	changes in the prices, values and sales volume of residential and commercial real estate in Montana;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	changes in the securities markets;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate acquired entities, if any;
●	changes in consumer spending, borrowing and savings habits;
●	changes in our organization’s compensation and benefit plans;
●	our ability to continue to increase and manage our commercial and residential real estate, multi-family, and commercial business loans;
●	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
●	the level of future deposit premium assessments;
●	the impact of the current recession on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;
●
the impact of recently enacted legislation to restructure the U.S. financial and regulatory system, including proposals to reform the housing markets and government-sponsored enterprises serving such markets;

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.  For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, any subsequent Reports on Form 10-Q and Form 8-K, and other filings with the SEC.  We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s primary activity is its ownership of its wholly owned subsidiary, American Federal Savings Bank (the “Bank”).  The Bank is a federally chartered savings bank, engaging in typical banking activities:  acquiring deposits from local markets and investing in loans and investment securities.  The Company, as a unitary thrift holding company, and the Bank, as a federally chartered savings bank currently operate under a consolidated regulatory regime in which the Office of Thrift Supervision (the “OTS”), has served as the principal federal regulator for both entities. Recent federal legislation mandated that the consolidated regulatory functions of the OTS be transferred to two federal agencies and that the OTS be merged into the Office of the Comptroller of the Currency (the “OCC”).  Thus, as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and effective July 21, 2011, the Federal Reserve Board (the “FRB”) will become the principal federal bank regulatory agency for the Company and the OCC the principal federal regulator for the Bank.  The Bank’s charter will not be affected and the Bank will continue to operate, as a federal stock savings bank. Its deposits will remain insured by the Federal Deposit Insurance Corporation.  Because the Dodd-Frank Act did not eliminate the thrift charter under which the Bank has historically operated, the Bank’s traditional lending and investment activities should not be affected.  Further, to ensure regulatory continuity, the Dodd-Frank Act requires that the OCC designate a new Deputy Comptroller who will be responsible for the supervision and examination of federal savings associations.

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

The level and movement of interest rates impacts the Bank’s earnings as well.  The Federal Reserve’s Federal Open Market Committee (“FOMC”) did not change the federal funds target rate which remained at 0.25% during the nine months ended March 31, 2011.

Financial Condition

Comparisons of financial condition in this section are between March 31, 2011 and June 30, 2010.

Total assets at March 31, 2011 were $334.60 million, an increase of $8.86 million, or 2.72%, from $325.74 million at June 30, 2010. This increase in assets was primarily attributable to an increase in commercial real estate loans.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition - continued

Loans receivable increased $16.36 million, or 9.65%, to $185.87 million at March 31, 2011, from $169.50 million at June 30, 2010. Commercial real estate loans was the loan category with the largest increase, $21.95 million.  This increase was primarily from the origination of two relatively large loans, a $12.1 million commercial real estate loan secured by a detention facility, and a $10.0 million commercial real estate loan secured by a hotel.  The detention facility loan is supported by a 90% guarantee from the USDA Rural Development.  The hotel loan has a 70% USDA Rural Development guarantee.  The presence of USDA Rural Development loan guarantees provides certain regulatory benefits for such loans including an exemption of the guaranteed portions from loan to one borrower limitations and a lower risk weighted capital requirements.     The detention facility loan has a term of 20 years and is fully amortizing and has been converted from a fixed to variable rate tied to one month LIBOR using an interest rate swap with a third party.    The hotel loan has a term of 25 years and is fully amortizing.  Its rate is adjustable every five years.

Both home equity and consumer loans decreased moderately, while construction loans decreased by $2.22 million. The decrease in construction loans was primarily due to the conversion of the detention facility loan to permanent financing.  Total loan originations were $162.27 million for the nine months ended March 31, 2011, with single family mortgages accounting for $102.50 million of the total. Home equity and construction loan originations totaled $8.39 million and $5.72 million, respectively, for the same period. Commercial real estate and land loan originations totaled $35.8 million. Loans held-for-sale decreased to $926,000 at March 31, 2011 from $7.70 million at June 30, 2010.

Total cash and cash equivalents increased by $10.56 million, and securities available-for-sale decreased $12.83 million.

Deposits increased $12.74 million, or 6.4%, to $210.68 million at March 31, 2011 from $197.94 million at June 30, 2010. Growth occurred in both checking and savings accounts.  Management attributes the increase in these deposits to increased marketing of checking accounts as well as customers’ preference for placing funds in secure, federally insured accounts.

Advances from the Federal Home Loan Bank and other borrowings decreased $4.28 million, or 6.36%, to $62.95 million from $67.22 million as a result of continued growth in deposits.

Total shareholders’ equity increased $518,000 or 0.99%, to $52.95 million at March 31, 2011 from $52.43 million at June 30, 2010.  This was a result of net income for the period of $1.93 million offset by a decrease in accumulated other comprehensive income of $676,000 (mainly due to a decrease in net unrealized gains on securities available-for-sale).  The increase was also partially offset by dividends paid for the period.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Net Income.  Eagle’s net income was $408,000 versus $479,000 for the three months ended March 31, 2011 and 2010, respectively.  The decrease of $71,000, or 14.8%, was due to increases in noninterest expense of $609,000 and loan loss provision of $62,000, offset by increases in net interest income of $329,000, and noninterest income of $223,000.  Eagle’s tax provision was $48,000 lower in the current quarter.  Basic earnings per share were $0.10 for the current period, compared to $0.12 for the previous year’s period.

Net Interest Income.  Net interest income increased to $2.80 million for the quarter ended March 31, 2011, from $2.47 million for the previous year’s quarter.  This increase of $329,000 was the result of a decrease in interest expense of $242,000 in addition to an increase in interest and dividend income of $87,000.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2011 and 2010 - continued

Interest and Dividend Income.  Total interest and dividend income was $3.77 million for the quarter ended March 31, 2011, compared to $3.69 million for the quarter ended March 31, 2010, an increase of $87,000, or 2.36%.  Interest and fees on loans increased to $2.88 million for the three months ended March 31, 2011 from $2.72 million for the same period ended March 31, 2010.  This increase of $158,000, or 5.81%, was due primarily to the increase in the average balances on loans for the quarter ended March 31, 2011.  Average balances for loans receivable, net, for the quarter ended March 31, 2011 were $188.85 million, compared to $172.50 million for the previous year.  This represents an increase of $16.35 million, or 9.48%.  The average interest rate earned on loans receivable decreased by 21 basis points, from 6.30% to 6.09%.  Interest and dividends on investment securities available-for-sale (AFS) decreased to $890,000 for the quarter ended March 31, 2011 from $958,000 for the same quarter last year.  Average balances on investments increased to $103.37 million for the quarter ended March 31, 2011, compared to $92.87 million for the quarter ended March 31, 2010.  The average interest rate earned on investments decreased to 3.44% from 4.13%.  Interest on deposits with banks decreased to $6,000 from $7,000, due to a decrease in the average interest rate earned.  Average balances on deposits with banks increased to $7.48 million for the quarter ended March 31, 2011, compared to $6.70 million for the quarter ended March 31, 2010.  The average rates on deposit with banks decreased from 0.42% at March 31, 2010 to 0.32% at March 31, 2011.

Interest Expense.  Total interest expense declined significantly in the quarter to $974,000 from $1.22 million for the quarter ended March 31, 2010, a decrease of $242,000, or 19.90%.  The decrease was attributable to decreases in interest on deposits and borrowings offset by increases in average deposit balances and borrowings.  Decreases in rates on deposits caused a decline in deposit interest of $160,000, or 32.92% over the quarter ended March 31, 2010.  The decrease was attributable to a decrease in average rates paid on numerous deposit accounts.  For example, interest bearing checking account rates declined from 0.19% to 0.06%, and money market accounts decreased from 0.32% to 0.13%.  This decline was offset to a degree by increases in average balances and borrowing during the period.  Average balances in interest-bearing deposit accounts increased to $186.95 million for the quarter ended March 31, 2011, compared to $183.27 million for the same quarter in the previous year. Though the average balance of borrowings increased, a decrease in the average rate paid, resulted in a decrease in interest paid on borrowings to $648,000 for the quarter ended March 31, 2011 versus $730,000 paid in the previous year’s quarter.  The average rate paid on borrowings decreased from 4.20% last year to 3.63% this year and the average rate paid on liabilities decreased 41 basis points from the quarter ended March 31, 2010 to the quarter ended March 31, 2011.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by Eagle’s subsidiary, American Federal Savings Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions, and past due loans in portfolio.  The Bank’s policies require a review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  The Bank recorded $276,000 in provision for loan losses for the quarter ended March 31, 2011 and $214,000 in the quarter ended March 31, 2010.  This increase was based on an analysis of a variety of factors. Loan portfolio growth was the primary factor.  Total nonperforming loans increased from $1.85 million at March 31, 2010 to $2.33 million at March 31, 2011. The Bank currently has $1.37 million in foreclosed real estate property and other repossessed property with a net book value of $1.32 million.

Noninterest Income. Due to significant declines in long term interest rates, the Bank experienced significant refinancing activity in residential real estate.  This increased activity caused total noninterest income to increase to $944,000 for the quarter ended March 31, 2011, from $721,000 for the quarter ended March 31, 2010, an increase of $223,000 or 30.93%.  Of this amount net gain on sale of loans increased to $333,000 for the quarter ended March 31, 2011 from $190,000 for the quarter ended March 31, 2010.   During this period, $17.38 million 1-4 family mortgage loans were originated compared to $15.74 million in the quarter ended March 31, 2010.  In addition, $20.87 million of mortgage loans were sold during the period compared to $11.12 million sold in the quarter ended March 31, 2010.  Also, other income increased $67,000 from the prior year which was largely due to the increase in the fair value of the interest rate swap described earlier.

Noninterest Expense.  Noninterest expense increased by $609,000 or 27.02% to $2.86 million for the quarter ended March 31, 2011, from $2.25 million for the quarter ended March 31, 2010.  This increase was primarily due to increases in the amortization of the mortgage servicing rights of $232,000 which were due to the increase in the refinance activity that caused the increase in net gain on sale of loans noted above.  Salaries and employee benefits increased by $135,000 or 11.37%.  This increase was due to merit raises and inflationary increases in costs associated with employees.  Also, the Bank had a slightly larger staff period over period.  Other expense categories showed minor changes.

Income Tax Expense.  Eagle’s income tax expense was $196,000 for the quarter ended March 31, 2011, compared to $244,000 for the quarter ended March 31, 2010.  The effective tax rate for the quarter ended March 31, 2011 was 32.5% and was 33.7% for the quarter ended March 31, 2010.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended March 31, 2011 and 2010

Net Income.  Eagle’s net income was $1.93 million and $1.88 million for the nine months ended March 31, 2011 and 2010, respectively.  The increase of $51,000, or 2.72%, was due to increases in net interest income of $802,000 and noninterest income of $1.06 million, offset by increases in noninterest expense of $1.47 million and loan loss provision of $337,000.  Eagle’s tax provision was $4,000 higher in the current period.  Basic earnings per share were $0.49 for the current period, compared to $0.46 (adjusted for the 3.8000 to 1.000 exchange ratio in the second-step conversion) for the previous year’s period.

Net Interest Income.  Net interest income increased to $8.10 million for the nine months ended March 31, 2011, from $7.30 million for the previous year’s period.  This increase of $802,000 was the result of a slight increase in interest and dividend income of $55,000 aided by a decrease in interest expense of $747,000.

Interest and Dividend Income.  Total interest and dividend income was $11.26 million for the nine months ended March 31, 2011, compared to $11.21 million for the nine months ended March 31, 2010, representing an increase of $55,000, or 0.49%.  Interest and fees on loans increased to $8.49 million for the nine months ended March 31, 2011 from $8.21 million for the same period ended March 31, 2010.  This increase of $287,000, or 3.50%, was due primarily to the increase in the average balances on loans for the nine months ended March 31, 2011.  Average balances for loans receivable, net, for the nine months ended March 31, 2011 were $184.09 million, compared to $171.94 million for the previous year.  This represents an increase of $12.16 million, or 7.07%.  The average interest rate earned on loans receivable decreased by 21 basis points, from 6.36% to 6.15%.  Interest and dividends on investment securities available-for-sale (AFS) decreased to $2.75 million for the nine months ended March 31, 2011 from $2.97 million for the same period last year.  Average balances on investments increased to $107.97 million for the nine months ended March 31, 2011, compared to $91.58 million for the nine months ended March 31, 2010.  The average interest rate earned on investments decreased to 3.40% from 4.34%.  Interest on deposits with banks decreased to $15,000 from $22,000, due to a decrease in average balances.  Average balances on deposits with banks decreased to $5.38 million for the nine months ended March 31, 2011, compared to $7.77 million for the nine months ended March 31, 2010.

Interest Expense.  Total interest expense decreased to $3.16 million for the nine months ended March 31, 2011, from $3.91 million for the nine months ended March 31, 2010, a decrease of $747,000, or 19.10%, primarily due to decreases in interest paid on deposits.  Interest on deposits decreased to $1.09 million for the nine months ended March 31, 2011, from $1.69 million for the nine months ended March 31, 2010.  This decrease of $596,000, or 35.35%, was the result of a 0.47% decrease in average rates paid on deposit accounts.  Interest bearing checking accounts decreased in average rates paid from 0.22% to 0.07%, and money market accounts decreased from 0.49% to 0.18%.  Average balances in interest-bearing deposit accounts increased to $184.99 million for the nine months ended March 31, 2011, compared to $179.77 million for the same period in the previous year. A decrease in the average balance of borrowings, partially aided by a small decrease in the average rate paid, resulted in a decrease in interest paid on borrowings to $2.07 million versus $2.22 million paid in the same period ended March 31, 2010.  The average rate paid on borrowings decreased from 4.12% last year to 3.96% this year.  The average rate paid on liabilities decreased 0.41% from the nine months ended March 31, 2010 to the nine months ended March 31, 2011.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions, and past due loans in its portfolio.  The Bank’s policies require a review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  The Bank took a $793,000 provision for loan losses for the nine months ended March 31, 2011 versus $456,000 in the nine months ended March 31, 2010.  This was due to an increase in loan delinquencies and to the weakened local and national economy, along with an increase in the loan portfolio balances.  Total real estate and other assets acquired in settlement of loans, net of allowance for losses increased from $619,000 at June 30, 2010 to $1.32 million at March 31, 2011.

Noninterest Income. Total noninterest income increased to $3.78 million for the nine months ended March 31, 2011, from $2.72 million for the prior year period, an increase of $1.06 million or 38.82%.  This increase is principally due to an increase of $983,000 in net gain on sale of loans to $1.96 million for the nine months ended March 31, 2011 from $979,000 for the nine months ended March 31, 2010.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended March 31, 2011 and 2010 - continued

Noninterest Expense.  Noninterest expense increased by $1.47 million or 21.43% to $8.31 million for the nine months ended March 31, 2011, from $6.84 million for the nine months ended March 31, 2010.  This increase was primarily due to increases in amortization of mortgage servicing rights of $668,000, occupancy costs of $168,000, and salaries and employee benefits of $203,000.  The increase in salaries and employee benefits expense was due to merit raises, and other inflationary items such as health insurance premiums in addition to a slightly larger staff.  The increase in occupancy costs were due to the opening of the Oak Street branch in Bozeman, Montana in October 2009, thereby only operating for 5 and a half months in the previous nine month period ended March 31, 2010.  The increase in the amortization of mortgage servicing rights resulted from an increase in refinance activity that occurred during the period compared to the previous period.  Other expense categories showed minor changes.

Income Tax Expense.  Eagle’s income tax expense was $847,000 for the nine months ended March 31, 2011, compared to $843,000 for the nine months ended March 31, 2010.  The effective tax rate for the nine months ended March 31, 2011 was 30.52% and was 30.99% for the nine months ended March 31, 2010.

Liquidity, Interest Rate Sensitivity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (“OTS”) regulations.  The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings.  The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages.  For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined.  In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets.  “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Seattle.  The Bank exceeded those minimum ratios as of both March 31, 2011 and March 31, 2010.

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

At December 31, 2010 (the most recent report available), the Bank’s measure of sensitivity to interest rate movements, as measured by the OTS in a 200 basis point rise in interest rates scenario,  decreased to 239 basis points from 258 basis points at December 31, 2010.  The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.  The Bank’s tier I core capital ratio, as measured by the OTS, increased from 9.15% as of March 31, 2010 to 12.86% as of March 31, 2011.  The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity, Interest Rate Sensitivity and Capital Resources - continued

As of March 31, 2011, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At March 31, 2011, the Bank’s tangible, core, and risk-based capital ratios amounted to 12.86%, 12.86%, and 19.58%, respectively, compared to regulatory requirements of 1.50%, 3.0%, and 8.0%, respectively.  See the following table (amounts in thousands):

	At March 31, 2011
	(Unaudited)
	Dollar	% of
	Amount	Assets
Tangible capital:
Capital level	$40,850	12.86
Requirement	4,766	1.50
Excess	36,084	11.36

Core capital:
Capital level	40,850	12.86
Requirement	9,532	3.00
Excess	31,318	9.86

Risk-based capital:
Capital level	41,684	19.58
Requirement	17,033	8.00
Excess	24,651	11.58

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONTROLS AND PROCEDURES

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of March 31, 2011, our disclosure controls and procedures were effective.  During the last fiscal quarter, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company did not repurchase any its securities between January 1, 2011 and March 31, 2011.

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

EAGLE BANCORP MONTANA, INC.

Date: May 16, 2011	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: May 16, 2011	By:	/s/ Clint J. Morrison
Clint J. Morrison
Senior Vice President/CFO