Form 10-K
period 2011-06-30
Eagle Bancorp Montana, Inc.
filed 2011-09-19
CIK 1478454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	June 30, 2011
or

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-34682

Eagle Bancorp Montana, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-1449820
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1400 Prospect Avenue, Helena, MT	59601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	406-442-3080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01	The NASDAQ Stock Market LLC

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

The aggregate market value of the common stock held by non-affiliates of Eagle, computed by reference to the closing price at which the stock was sold as of December 31, 2010 was $36,432,000. The outstanding number of shares of common stock of Eagle as of August 1, 2011, was 3,912,987.

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

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	general economic conditions, either nationally or in our market areas, that are worse than expected;

●	competition among depository and other financial institutions;

●	changes in the prices, values and sales volume of residential and commercial real estate in Montana;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	adverse changes or volatility in the securities markets;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate acquired entities, if any;

●	changes in consumer spending, borrowing and savings habits;

●	changes in our organization, compensation and benefit plans;

●	our ability to continue to increase and manage our commercial and residential real estate, multi-family, and commercial business loans;

●	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;

●	the level of future deposit premium assessments;

●	the impact of a recurring recession on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;

●	the impact of the current restructuring of the U.S. financial and regulatory system;

●	the failure of assumptions underlying the establishment of allowance for possible loan losses and other estimates;

●	changes in the financial performance and/or condition of our borrowers and their ability to repay their loans when due; and

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

General

Eagle Bancorp Montana, Inc. (“Eagle” or “the Company”), is a Delaware corporation that holds 100% of the capital stock of American Federal Savings Bank (“American Federal” or “the Bank”), a federally chartered stock savings bank headquartered in Helena, Montana.  Eagle’s principal business is to hold the capital stock of American Federal.  On April 5, 2010, Eagle completed a second-step conversion from a partially-public mutual holding company structure to a fully publicly-owned stock holding company structure.  As part of that transaction it also completed a related stock offering.  As a result of the conversion and offering, the Company became the stock holding company for American Federal Savings Bank, and Eagle Financial MHC and Eagle Bancorp ceased to exist.  The Company sold a total of 2,464,274 shares of common stock at a purchase price of $10.00 per share in the offering for gross proceeds of $24.6 million.  Concurrent with the completion of the offering, each share of Eagle Bancorp common stock owned by the public was exchanged for 3.800 shares of the Company’s common stock owned immediately prior to completion of the transaction.

American Federal was founded in 1922 as a Montana chartered building and loan association and has conducted operations in Helena since that time.  In 1975, the Bank adopted a federal thrift charter.  The Bank currently has six full service offices. We also have seven automated teller machines located in our market area and we participate in the CashCard® and Money Pass® ATM networks.  The Bank’s website can be found at www.americanfederalsavingsbank.com.

Business Strategy

Our strategy is to continue profitable operations through building a diversified loan portfolio and positioning the Bank as a full-service community bank that offers both retail and commercial loan and deposit products in all of its markets. We believe that this focus will enable us to continue to grow our franchise, while maintaining our commitment to customer service, high asset quality, and sustained net earnings. The following are the key elements of our business strategy:

●
Continue to diversify our portfolio through growth in commercial real estate and commercial business loans as a complement to our traditional single family residential real estate lending. Such loans now constitute about 40% of total loans;

●	Continue to emphasize the attraction and retention of lower cost long-term core deposits;

●	Seek opportunities where presented to acquire other institutions or expand our branch structure;

●	Maintain our high asset quality levels; and

●	Operate as a community-oriented independent financial institution that offers a broad array of financial services with high levels of customer service.

Our results of operations may be significantly affected by our ability to effectively implement our business strategy including our plans for expansion through strategic acquisitions.  If we are unable to effectively integrate and manage acquired or merged businesses or attract significant new business through our branching efforts, our financial performance may be negatively affected.

Montana in the Economic Downturn

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

Montana is one of the largest states in terms of land mass but ranks as one of the least populated states.  According to U.S. Census Bureau data for 2010, it had a population of 989,415.  Helena, where we are headquartered, is Montana’s state capital.  It is also the county seat of Lewis and Clark County, which has a population of approximately 63,395 and is located within 120 miles of four of Montana’s other five largest cities:  Missoula, Great Falls, Bozeman and Butte.  It is approximately midway between Yellowstone and Glacier National Parks.  Its economy has shown moderate growth, in terms of both employment and income.  State government and the numerous offices of the federal government comprise the largest employment sector.  Helena also has significant employment in the service industries.  Specifically, it has evolved into a central health care center with employment in the medical and the supporting professions as well as the medical insurance industry.  The local economy is also dependent to a lesser extent upon ranching and agriculture.  These have been more cyclical in nature and remain vulnerable to severe weather conditions, increased competition, both domestic and international, as well as commodity prices.

Bozeman is approximately 95 miles southeast of Helena.  It is located in Gallatin County, which has a population of approximately 89,513.  Bozeman is home to Montana State University and experienced fairly significant growth from 1990 to 2007, in part due to the growth of the University as well as the increased tourism for resort areas in and near Bozeman.  Agriculture, however, remains an important part of Bozeman’s economy.  Bozeman has also become an attractive location for retirees, primarily from the West Coast, owing to its many winter and summer recreational opportunities and the presence of the University.  Of the four communities that we serve, Bozeman has experienced the largest impact of the national and global economic downturn.

Butte, Montana is approximately 64 miles southwest of Helena.  Butte and the surrounding Silver-Bow County have a population of approximately 34,200.  Butte’s economy is somewhat reliant on the mining industry.  Butte’s economy has been volatile from the fluctuations in metal and mineral commodity prices.

Townsend is the smallest community in which we operate.  It has a population of about 1,878.  Townsend is located in Broadwater County which has a population of approximately 5,612.  Many of its residents commute to other Montana locations for work.  Other employment in Townsend is primarily in agriculture and services.  Townsend is approximately 32 miles southeast of Helena.

Competition

We face strong competition in our primary market area for the attraction of retail deposits and the origination of loans.  Historically, Montana was a unit banking state.  This means that the ability of Montana state banks to create branches was either prohibited or significantly restricted.  As a result of unit banking, Montana has a significant number of independent financial institutions serving a single community in a single location.  While the state’s population is approximately 989,000 people, there are 57 credit unions in Montana as well as two federally chartered thrift institutions, and 72 commercial banks as of June 30, 2011.  Our most direct competition for depositors has historically come from locally owned and out-of-state commercial banks, thrift institutions and credit unions operating in our primary market area.  The number of such competitor locations has increased significantly in recent years.  Our competition for loans also comes from banks, thrifts and credit unions in addition to mortgage bankers and brokers.  Our principal market areas can be characterized as markets with moderately increasing incomes, relatively low unemployment, increasing wealth (particularly in the growing resort areas such as Bozeman), and moderate population growth.

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

Loan Portfolio Composition.
The following table analyzes the composition of the Bank’s loan portfolio by loan category at the dates indicated:

	At June 30,
	2011		2010
	(Dollars in thousands)
	Amount	Percent of Total	Amount	Percent of Total
Real estate loans:
Residential mortgage (one- to four-family) (1)	$70,003	37.34%	$73,010	42.81%
Commercial real estate	64,701	34.52%	41,677	24.44%
Real estate construction	5,020	2.68%	7,016	4.11%
Total real estate loans	139,724	74.54%	121,703	71.36%

Other loans:
Home equity	27,816	14.84%	29,795	17.46%
Consumer	9,343	4.98%	9,613	5.64%
Commercial	10,564	5.64%	9,452	5.54%
Total other loans	47,723	25.46%	48,860	28.64%

Total loans	187,447	100.00%	170,563	100.00%

Less:
Deferred loan fees (expenses)	176		(39)
Allowance for loan losses	1,800		1,100

Total loans, net	$185,471		$169,502

(1) Excludes loans held for sale.

Fee Income.
American Federal Savings Bank receives lending related fee income from a variety of sources.  Its principal source of this income is from the origination and servicing of sold mortgage loans.  Fees generated from mortgage loan servicing, which generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing for loans held by others, were $830,000 and $770,000 for the years ended June 30, 2011 and 2010, respectively.  Other loan related fee income for contract collections, late charges, credit life commissions and credit card fees were $78,000 and $73,000 for the years ended June 30, 2011 and 2010, respectively.

Loan Maturity Schedule.
The following table sets forth the estimated maturity of the loan portfolio of the Bank at June 30, 2011.  Balances exclude deferred loan fees and allowance for loan losses.  Scheduled principal repayments of loans do not necessarily reflect the actual life of such assets.  The average life of a loan is typically substantially less than its contractual terms because of prepayments.  In addition, due on sale clauses on loans generally give American Federal Savings Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property, subject to the mortgage, and the loan is not paid off.  All mortgage loans are shown to be maturing based on the date of the last payment required by the loan agreement, except as noted.

Loans having no stated maturity, those without a scheduled payment, demand loans and matured loans, are shown as due within six months.

	Within 6 Months	6 to 12 Months	More than 1 year to 2 years	More than 2 years to 5 years	Over 5 years	Total
	(In thousands)
Residential mortgage (one- to four-family) (1)	$15	$59	$271	$3,185	$68,254	$71,784
Commercial real estate and land	2,928	4,615	2,393	9,699	45,067	64,702
Real estate construction	4,629	391	-	-	-	5,020
Home equity	2,645	1,346	3,608	11,419	8,798	27,816
Consumer	865	309	1,309	5,213	1,648	9,344
Commercial	1,824	1,618	1,622	2,155	3,346	10,565

Total loans (1)	$12,906	$8,338	$9,203	$31,671	$127,113	$189,231

(1) Includes loans held for sale.

The following table sets forth the dollar amount of all loans, at June 30, 2011, due after June 30, 2012, which have fixed interest rates and which have floating or adjustable interest rates:

	Fixed	Adjustable	Total
	(Dollars in thousands)

Residential mortgage (one- to four-family)	$58,952	$12,758	$71,710
Commercial real estate and land	56,629	530	57,159
Home equity	18,416	5,409	23,825
Consumer	7,421	749	8,170
Commercial	6,514	609	7,123

Total loans (1)	$147,932	$20,055	$167,987

Percent of total	88.06%	11.94%	100.00%

(1) Due after June 30, 2012.

The following table sets forth information with respect to our loan originations, purchases and sales activity for the periods indicated:

	Year Ended June 30,
	2011	2010
	(In thousands)

Net loans receivable at beginning of period (1)	$177,197	$172,546

Loans originated:
Residential mortgage (one- to four-family)	115,030	89,428
Commercial real estate and land	38,131	15,573
Real estate construction	13,180	9,193
Home equity	16,550	18,438
Consumer	6,068	6,685
Commercial	15,311	10,354

Total loans originated	204,270	149,671

Loans sold:
Whole loans	112,444	76,925

Principal repayments and loan refinancings	80,853	67,440

Deferred loan fees decrease (increase)	(215)	60

Allowance for losses decrease (increase)	(700)	(715)

Net loan increase (decrease)	10,058	4,651

Net loans receivable at end of period (1)	$187,255	$177,197

(1) Includes loans held for sale.

Residential Lending.
The Bank’s primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Bank’s market area.  Approximately 37.34% of the bank’s loans as of June 30, 2011 were comprised of such loans. American Federal generally originates one- to four-family residential mortgage loans in amounts of up to 80% of the lesser of the appraised value or the selling price of the mortgaged property without requiring private mortgage insurance.  A mortgage loan originated by the Bank, whether fixed rate or adjustable rate, can have a term of up to 30 years.  The Bank holds substantially all of its adjustable rate and its 8, 10 and 12-year fixed rate loans in portfolio.  Adjustable rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan.  The Bank’s fixed rate 15-year and 20-year loans are held in portfolio or sold in the secondary market depending on market conditions.  Generally, all 30-year fixed rate loans are sold in the secondary market.  The volume of loan sales is dependent on the volume, type and term of loan originations.

The Bank obtains a significant portion of its noninterest income from servicing of loans that it has sold.  The Bank offers many of the fixed rate loans it originates for sale in the secondary market on a servicing retained basis.  This means that we process the borrower’s payments and send them to the purchaser of the loan.  This retention of servicing enables the Bank to increase fee income and maintain a relationship with the borrower.  Servicing income was $830,000 for the year ended June 30, 2011.  At June 30, 2011, American Federal Savings Bank had $326.97 million in residential mortgage loans and $16.78 million in commercial real estate loans sold with servicing retained.  American Federal Savings Bank does not ordinarily purchase home mortgage loans from other financial institutions.

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

Home Equity Loans.
American Federal Savings Bank also originates home equity loans.  These loans are secured by the borrowers’ primary residence, but are typically subject to a prior lien, which may or may not be held by the Bank.  At June 30, 2011, $27.82 million or 14.84% of our total loans were home equity loans.  Borrowers may use the proceeds from the Bank’s home equity loans for many purposes, including home improvement, debt consolidation, or other purchasing needs.  The Bank offers fixed rate, fixed payment home equity loans as well as variable and fixed rate home equity lines of credit. Fixed rate home equity loans typically have terms of not longer than 15 years.

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

Commercial Real Estate and Land Loans.
American Federal Savings Bank originates commercial real estate mortgage and land loans, including both developed and undeveloped land loans, and loans on multi-family dwellings.  Commercial real estate and land loans made up 34.52% of the Bank’s total loan portfolio, or $64.70 million at June 30, 2011.  The majority of these loans are non-residential commercial real estate loans.  American Federal Savings Bank’s commercial real estate mortgage loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings.  The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors.  Generally, commercial real estate loans originated by the Bank will not exceed 75% of the appraised value or the selling price of the property, whichever is less.  The average loan size is approximately $297,000 and is typically made with fixed rates of interest and 5- to 15-year maturities.  Upon maturity, the loan is repaid or the terms and conditions are renegotiated.  Generally, all originated commercial real estate loans are secured by property located in the state of Montana and within the market area of the Bank.  American Federal Savings Bank’s largest single commercial real estate loan had a balance of approximately $11.86 million ($10.67 million is guaranteed by Rural Development of the U.S. Department of Agriculture, leaving approximately $1.19 million unguaranteed) on June 30, 2011, and is secured by a detention facility.

Real Estate Construction Lending.
American Federal Savings Bank also lends funds for the construction of one-to-four-family homes and commercial real estate.  Real estate construction loans are made both to individual homeowners for the construction of their primary residence and, to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for sale in the future.  Real estate construction loans accounted for $5.02 million or 2.68% of the Bank’s loan portfolio at June 30, 2011.

Consumer Loans.
As part of its strategy to invest in higher yielding shorter term loans, American Federal Savings Bank emphasized growth of its consumer lending portfolio in recent years.  This portfolio includes personal loans secured by collateral other than real estate, unsecured personal loans and lines of credit, and loans secured by deposits held by the Bank.  As of June 30, 2011, consumer loans totaled $9.34 million or 4.98% of the Bank’s total loan portfolio.  These loans consist primarily of auto loans, RV loans, boat loans, personal loans and credit lines and deposit account loans.  Consumer loans are originated in the Bank’s market area and generally have maturities of up to 7 years.  For loans secured by savings accounts, American Federal Savings Bank will lend up to 90% of the account balance on single payment loans and up to 100% for monthly payment loans.

Consumer loans have a shorter term and generally provide higher interest rates than residential loans.  Consumer loans can be helpful in improving the spread between average loan yield and cost of funds and at the same time improve the matching of the maturities of rate sensitive assets and liabilities.  Although the amount of such loans declined slightly over 2010 levels, increasing consumer loans continues to be a major part of the Bank’s strategy of operating more like a commercial bank than a traditional savings bank.

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

Commercial Business Loans.
Commercial business loans amounted to $10.56 million, or 5.64% of the Bank’s total loan portfolio at June 30, 2011.  American Federal Savings Bank’s commercial business loans are traditional business loans and are not secured by real estate.  Such loans may be structured as unsecured lines of credit or may be secured by inventory, accounts receivable or other business assets.  While the commercial business loan portfolio amounted to only 5.64% of the total portfolio at June 30, 2011, American Federal Savings Bank intends to increase such lending by focusing on market segments which it has not previously emphasized, such as business loans to doctors, lawyers, architects and other professionals as well as to small businesses within its market area.  Our management believes that this strategy provides opportunities for growth, without significant additional cost outlays for staff and infrastructure.

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

Loans to One Borrower.
Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus.  As of June 30, 2011, our largest aggregation of loans to one borrower was approximately $12.51 million.  This consisted of two commercial real estate loans secured by two separate detention facilities.  The first commercial real estate loan has a principal balance of $6.56 million, and 90%, or $5.90 million, of it was sold to the Montana Board of Investments, leaving the net balance to the Bank of $656,000.  The second commercial real estate loan is to the same borrower for another detention facility.  As of June 30, 2011, the principal balance was $11.86 million with 90% of the loan guaranteed by the USDA Rural Development.  Due to the USDA Rural Development guarantee, 90% of this loan, or $10.67 million, is not required to be included in the Bank’s limitations to a single borrower, thus leaving approximately $1.85 million subject to the lending limit described above.  The Bank entered into an interest rate swap with a third party to change the underlying cash flows of the second loan to be a variable market rate tied to one-month LIBOR.   At June 30, 2011, these loans were performing in accordance with their terms.  The Bank maintains the servicing for both these loans.

Loan Solicitation and Processing.
Our customary sources of mortgage loan applications include repeat customers, walk-ins, and referrals from home builders and real estate brokers.  We also advertise in local newspapers and on local radio and television.  We currently have the ability to accept online mortgage loan applications and provide pre-approvals through our website.  Our branch managers and loan officers located at our headquarters and in branches, have authority to approve certain types of loans when presented with a completed application.  Other loans must be approved at our main offices as disclosed below.  No loan consultants or loan brokers are currently utilized for either residential or commercial lending activities.

After receiving a loan application from a prospective borrower, a credit report and verifications are obtained to confirm specific information relating to the loan applicant’s employment, income and credit standing.  When required by our policies, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent fee appraiser.  In connection with the loan approval process, our staff analyze the loan applications and the property involved.  Officers and branch managers are granted lending authority based on the nature of the loan and the managers’ level of experience.  We have established a series of loan committees to approve any loans which may exceed the lending authority of particular officers or branch managers.  A quorum (five directors) of the board of directors is required for approval of any loan, or aggregation of loans to a single borrower, that exceeds $1,250,000.

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

Loan Commitments.
We generally provide commitments to fund fixed and adjustable-rate single-family mortgage loans for periods up to 60 days at a specified term and interest rate, and other loan categories for shorter time periods.  The total amount of our commitments to extend credit as of June 30, 2011, was approximately $5.02 million, all of which was for residential mortgage loans.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions.  If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt.  Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of.  When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs.  The initial recording of any loss is charged to the allowance for loan losses.  As of June 30, 2011, American Federal Savings Bank had $1.37 million of real estate owned ($1.18 million net of valuation loss allowance).

Loans are reviewed on a quarterly basis and are placed on non-accrual status when they are more than 90 days delinquent.  Loans may be placed on non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful.  Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.  At June 30, 2011, we had $2.94 million ($2.12 million net of specific reserves for loan losses) of loans that were nonperforming and held on non-accrual status.

Delinquent Loans.
The following table provides information regarding the Bank’s loans that are delinquent 30 to 89 days at June 30, 2011:

	Number	Amount	Percentage of Total Delinquent Loans
	(Dollars in thousands)

Loan type:
Residential mortgage (one- to four-family)	7	$638	20.46%
Real estate construction	1	770	24.69%
Commercial real estate and land	3	1,501	48.12%
Home equity	6	132	4.23%
Consumer	19	78	2.50%
Commercial business	-	-	0.00%

Total	36	$3,119	100.00%

Nonperforming Assets.
The following table sets forth information regarding American Federal Savings Bank’s nonperforming assets as of the dates indicated.  As of June 30, 2011, the Bank had no loans considered to be a troubled debt restructuring within the meaning of FASB ASC 310 Receivables.

	At June 30,
	2011	2010
	(Dollars in thousands)

Non-accrual loans
Real estate loans:
Residential mortgage (one- to four-family)	$1,424	$754
Real estate construction	650	650
Commercial real estate and land	186	1,316
Home equity	376	40
Consumer	56	12
Commercial business	247	10
Accruing loans delinquent 90 days or more	-	29
Total nonperforming loans	2,939	2,811
Real estate owned and other repossed property, net	1,181	619
Total nonperforming assets	$4,120	$3,430

Total nonperforming loans to net loans	1.57%	1.65%
Total nonperforming loans to total assets	0.89%	0.86%
Total allowance for loan loss to non-performing loans	61.25%	39.13%
Total nonperforming assets to total assets	1.24%	1.05%

During the year ended June 30, 2011, the Bank had one foreclosed real estate property resulting in a loss of $2,000 upon sale after incurring a valuation loss of $12,000, and two other foreclosed real estate properties that incurred a provision for valuation losses of $189,000.  During the year ended June 30, 2011, a minimal amount of interest was recorded on loans previously accounted for on a non-accrual basis.

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

	At June 30,
	2011	2010
	(Dollars in thousands)
Residential mortgage (one- to four-family):
Special Mention	$-	$536
Substandard	1,300	782
Doubtful	-	-
Loss	111	90

Commercial Real Estate and Land:
Special Mention	-	-
Substandard	738	1,787
Doubtful	-	-
Loss	260	311

Real Estate construction:
Special Mention	-	-
Substandard	721	-
Doubtful	-	-
Loss	-	-

Home equity loans:
Special Mention	-	84
Substandard	233	214
Doubtful	-	-
Loss	378	5

Consumer loans:
Special Mention	-	-
Substandard	121	79
Doubtful	-	-
Loss	14	10

Commercial loans:
Special Mention	1,454	-
Substandard	446	97
Doubtful	-	-
Loss	125	-

Securities available for sale:
Special Mention	-	-
Substandard	436	701
Doubtful	-	-
Loss	-	-

Real estate owned/repossessed property:
Special Mention	-	-
Substandard	1,181	619
Doubtful	-	-
Loss	189	-

Total classified loans and real estate owned	$7,707	$5,315

Allowance for Loan Losses and Real Estate Owned.
The Bank segregates its loan portfolio for loan losses into the following broad categories:  real estate loans (residential mortgages [one- to four-family], real estate construction, commercial real estate and land) home equity loans, consumer loans, and commercial business loans.  The Bank provides for a general allowance for losses inherent in the portfolio in the categories referenced above, which consists of two components:  General loss percentages which are calculated based on historical analyses and other factors such as volume and severity of delinquencies, local and national economy, underwriting standards, and other factors.  A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used.  This is due to the risk of error and/or inherent imprecision in the process.

This portion of the allowance is subjective in nature and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as:  trends in delinquencies and non-accruals; trends in volume; terms and portfolio mix; new credit products; changes in lending policies and procedures; and changes in the outlook for the local, regional and national economy.

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

Provisions for, or adjustments to, estimated losses are included in earnings in the period they are established.  We had $1,800,000 in allowances for loan losses and $189,000 in allowance for valuation losses for other real estate owned at June 30, 2011.

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

The following table sets forth information with respect to our allowance for loan losses at the dates and for the periods indicated:

	For the Years Ended
	June 30,
	2011	2010
	(Dollars in thousands)

Balance at beginning of period	$1,100	$525

Provision for loan losses	948	715
Loans charged-off
Real estate loans	(75)	(50)
Commercial real estate and land	(130)	-
Real estate construction	-	-
Home equity	(30)	-
Consumer	(17)	(71)
Commercial business loans	-	(22)
Recoveries
Real estate loans	-	-
Commercial real estate and land	-	-
Real estate construction	-	-
Home equity	-	-
Consumer	4	3
Commercial business loans	-	-
Net loans charged-off	(248)	(140)

Balance at end of period	$1,800	$1,100

Allowance for loan losses to total loans	0.96%	0.64%
Allowance for loan losses to total non-performing
loans	61.25%	39.13%
Net recoveries (charge-offs) to average loans
outstanding during the period	-0.13%	-0.08%

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated:

	2011			2010
	(Dollars in thousands)
	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans
Real estate loans:
Residential mortgage (one- to four-family)	$369	20.56%	37.34%	$391	35.55%	42.81%
Commercial real estate and land	652	36.22%	34.52%	447	40.62%	24.43%
Real estate construction	18	0.94%	2.68%	110	10.00%	4.11%
Total real estate loans	1,039	57.72%	74.54%	948	86.17%	71.35%

Other loans:
Home equity	481	26.72%	14.84%	6	0.55%	17.47%
Consumer	57	3.17%	4.98%	78	7.10%	5.64%
Commercial business	223	12.39%	5.64%	68	6.18%	5.54%
Total other loans	761	42.28%	25.46%	152	13.83%	28.65%

Total	$1,800	100.00%	100.00%	$1,100	100.00%	100.00%

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

Our investment policy also includes several specific guidelines and restrictions to ensure adherence with safe and sound activities.  The policy prohibits investments in high-risk mortgage derivative products (as defined within the policy) without prior approval from the board of directors.  To secure such approval, management must demonstrate the business advantage of such investments.

We do not participate in the use of off-balance sheet derivative financial instruments, except interest rate caps and certain financial instruments designated as cash flow hedges related to loans committed to be sold in the secondary market and interest rate swaps designated as fair-value hedges.  Further, Eagle does not invest in securities which are not rated investment grade.

The Board, through its asset liability committee, has charged the President and CEO with implementation of the investment policy.  All transactions are reported to the board of directors monthly, as well as the current composition of the portfolio, including market values and unrealized gains and losses.

Investment Securities.
We maintain a portfolio of investment securities, classified as either available-for-sale (including those accounted for under FASB ASC 825) or held-to-maturity to enhance total return on investments.  At June 30, 2011, our investment securities included U.S. government and agency obligations, Small Business Administration pools, municipal securities, mortgage-backed securities, collateralized mortgage obligations and corporate obligations, all with varying characteristics as to rate, maturity and call provisions.  Investment securities held-to-maturity represented 0.00% of Eagle’s total investment portfolio.  Securities available-for-sale totaled 92.07% of Eagle’s total investment portfolio.  The remaining percentage is comprised of interest-bearing deposits in banks and stock in the FHLB of Seattle.  The Bank does not expect to alter the mix of U.S. Treasury obligations it will hold and purchase, notwithstanding the recent downgrade of U.S. Treasury debt obligations to AA+ by Standard & Poors.  It will, however, continue to monitor developments.

The following table sets forth the carrying value of our investment securities portfolio at the dates indicated:

	At June 30,
	2011		2010
	(Dollars in Thousands)
	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Securities available-for-sale, at fair value:
U.S. Government and agency obligations	$26,208	23.50%	$32,241	27.41%
Corporate obligations	6,216	5.57%	7,451	6.33%
Municipal obligations	39,186	35.13%	35,412	30.11%
Collateralized mortgage obligations	24,718	22.16%	37,669	32.03%
Mortgage-backed securities	6,372	5.71%	1,755	1.49%

Total securities available for sale	102,700	92.07%	114,528	97.37%

Securities held to maturity, at book value:
Municipal obligations	-	0.00%	125	0.11%

Total securities held to maturity	-	0.00%	125	0.11%

Total securities	102,700	92.07%	114,653	97.48%

Interest-bearing deposits	1,837	1.65%	966	0.82%

Federal funds sold	5,000	4.48%	-	0.00%

Federal Home Loan Bank capital stock, at cost	2,003	1.80%	2,003	1.70%

Total	$111,540	100.00%	$117,622	100.00%

The following table sets forth information regarding the carrying values, weighted average yields and maturities of our investment securities portfolio at June 30, 2011:

	At June 30, 2011
	One Year or Less		One to Five Years		More than Five to Ten Years		More than Ten Years		Total Investment Securities

Securities available-for-sale:	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Approximate Market Value	Annualized Weighted Average Yield
U.S. Government and agency obligations	$5,605	1.47%	$16,709	2.27%	$2,596	1.39%	$1,300	1.64%	$26,210	$26,210	1.98%
Corporate obligations	4,198	4.66	2,018	3.87	-	-	-	-	6,216	6,216	4.40
Municipal obligations	-	-	4,541	4.42	11,315	5.26	23,328	6.47	39,184	39,184	5.88
Private collateralized mortgage obligations	-	-	-	-	-	-	291	6.35	291	291	6.35
Collateralized mortgage obligations	-	-	1,843	3.01	3,335	3.40	19,249	4.01	24,427	24,427	3.85
Mortgage-backed securities	3	0.06	49	4.17	2,558	2.91	3,762	3.52	6,372	6,372	3.28

Total securities available for sale	9,806	2.84	25,160	2.84	19,804	4.14	47,930	5.12	102,700	102,700	4.15

Interest-bearing deposits	1,837	0.87	-	-	-	-	-	-	1,837	1,837	0.87

Federal funds sold	5,000	0.25	-	-	-	-	-	-	5,000	5,000	0.25

Federal Home Loan Bank capital stock	-	-	-	-	2,003	-	-	-	2,003	2,003	-

Total	$16,643	1.84%	$25,160	2.84%	$21,807	3.76%	$47,930	5.12%	$111,540	$111,540	3.85%

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

Core deposits are deposits that are more stable and somewhat less sensitive to rate changes.  They also represent a lower cost source of funds than rate sensitive, more volatile accounts such as certificates of deposit.  We believe that our core deposits are our checking, as well as NOW accounts, statement savings accounts, money market accounts and IRA accounts.  Based on our historical experience, we include IRA accounts funded by certificates of deposit as core deposits because they exhibit the principal features of core deposits in that they are stable and generally are not rate sensitive.  Core deposits amounted to $149.65 million or 71.54% of the Bank’s deposits at June 30, 2011 ($124.63 million or 59.58% if IRA certificates of deposit are excluded).  The presence of a high percentage of core deposits and, in particular, transaction accounts, is part of our strategy to restructure our liabilities to more closely resemble the lower cost liabilities of a commercial bank.  However, a significant portion of our deposits remains in certificate of deposit form.  These certificates of deposit, if they mature and are renewed at higher rates, would result in an increase in our cost of funds.

The following table sets forth American Federal’s distribution of deposit accounts at the dates indicated and the weighted average interest rate on each category of deposit represented:

	At June 30,
	2011			2010
	(Dollars in thousands)
			Weighted			Weighted
		Percent	Average		Percent	Average
	Amount	of Total	Rate	Amount	of Total	Rate

Noninterest checking	$19,052	9.11%	0.00%	$18,376	9.28%	0.00%
Savings	36,945	17.66%	0.10%	30,875	15.60%	0.21%
NOW account/Interest bearing
checking	40,352	19.29%	0.05%	34,658	17.51%	0.15%
Money market accounts	28,284	13.51%	0.12%	29,021	14.65%	0.24%

Total	124,633	59.58%	0.07%	112,930	57.05%	0.16%
Certificates of deposit accounts:
IRA certificates	25,020	11.96%	1.07%	26,358	13.32%	2.10%
Brokered certificates	-	0.00%	0.00%	-	0.00%	0.00%
Other certificates	59,533	28.46%	1.38%	58,651	29.63%	1.61%
Total certificates of deposit	84,553	40.42%	1.29%	85,009	42.95%	1.76%

Total deposits	$209,186	100.00%	0.57%	$197,939	100.00%	0.85%

The following table sets forth the amounts and maturities of our certificates of deposit as of June 30, 2011, for the maturity dates indicated:

				After
	June 30,	June 30,	June 30,	June 30,
	2012	2013	2014	2015	Total

under 0.51%	$7,009	$-	$-	$-	$7,009
0.51-0.75%	15,352	20	-	-	15,372
0.76-1.00%	19,519	4,604	-	-	24,123
1.01-1.25%	10,871	2,934	257	-	14,062
1.26-1.50%	1,196	353	305	61	1,915
1.51-2.00%	5,846	51	105	280	6,282
2.01% and higher	2,521	4,499	4,114	4,656	15,790

Total	$62,314	$12,461	$4,781	$4,997	$84,553

The following table shows the amount of certificates of deposit with balances of $100,000 to $250,000 and of more than $250,000 by time remaining until maturity as of June 30, 2011:

	Balance
(In thousands)		Greater
	$100 - $250	than $250	Total
3 months or less	$3,719	$1,142	$4,861
Over 3 to 6 months	6,322	1,117	7,439
Over 6 to 12 months	4,893	1,821	6,714
Over 12 months	5,773	676	6,449

Total	$20,707	$4,756	$25,463

The following table sets forth the net changes in deposit accounts for the periods indicated:

	Year Ended June 30,
	2011	2010
	(Dollars in thousands)

Opening balance	$197,939	$187,199
Deposits, net	9,867	8,592
Interest credited	1,380	2,148

Ending balance	$209,186	$197,939

Net increase	$11,247	$8,348

Percent increase	5.68%	4.67%

Weighted average cost of
deposits during the period	0.75%	1.19%

Weighted average cost of
deposits at end of period	0.57%	0.85%

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

During the fiscal year ended June 30, 2006, our predecessor entity formed a special purpose subsidiary, Eagle Bancorp Statutory Trust I (the “Trust”), for the purpose of issuing trust preferred securities in the amount of $5.0 million.  Our predecessor entity has issued subordinated debentures to the Trust, and the coupon on the debentures matches the dividend payment on the trust preferred securities.  Upon the closing of the second-step conversion and reorganization, we assumed the obligations of our predecessor in connection with the subordinated debentures and trust preferred securities.  For regulatory purposes, the securities qualify as Tier 1 Capital, while for accounting purposes they are recorded as long term debt.  The securities have a 30 year maturity and carried a fixed coupon of 6.02% for the first five years, at which time the coupon became variable, at a spread of 142 basis points over 3 month LIBOR.  At June 30, 2011 the rate was 1.667%.

The following table sets forth information concerning our borrowing from the FHLB of Seattle and PNC at the end of, and during, the periods indicated:

	Ended June 30,
	2011	2010
	(Dollars in thousands)
FHLB Advances:
Average balance	$41,008	$43,090
Maximum balance at any month-end	45,346	45,500
Balance at period end	37,896	44,224
Weighted average interest rate during the period	3.47%	3.95%
Weighted average interest rate at period end	3.26%	3.32%

Repurchase Agreements:
Average balance	$23,000	$23,000
Maximum balance at any month-end	23,000	23,000
Balance at period end	23,000	23,000
Weighted average interest rate during the period	4.66%	4.66%
Weighted average interest rate at period end	4.66%	4.66%

Other:
Average balance	$-	$-
Maximum balance at any month-end	-	-
Balance at period end	-	-
Weighted average interest rate during the period	n/a	n/a
Weighted average interest rate at period end	n/a	n/a

Total borrowings:
Average balance	$64,008	$66,090
Maximum balance at any month-end	68,346	68,500
Balance at period end	60,896	67,224
Weighted average interest rate during the period	3.90%	4.13%
Weighted average interest rate at period end	3.79%	3.78%

SUBSIDIARY ACTIVITY

We are permitted to invest in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations.  We do not have any subsidiaries, except for American Federal Savings Bank and Eagle Bancorp Statutory Trust I.

Personnel

As of June 30, 2011, we had 77 full-time employees and 11 part-time employees.  The employees are not represented by a collective bargaining unit.  We believe our relationship with our employees to be good.

REGULATION

Set forth below is a brief description of certain laws and regulations applicable to Eagle and American Federal. These descriptions of laws and regulations as well as those contained elsewhere do not purport to be complete and are qualified in their entirety by reference to applicable laws and regulations. Legislative or regulatory changes in the future could adversely affect our operations or financial condition.

General

As a federally-chartered savings institution, American Federal is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”) which assumed jurisdiction over Eagle and American Federal after the close of Eagle’s June 30, 2011 fiscal year as its primary federal regulator, and the FDIC, as the insurer of its deposits. American Federal is a member of the Federal Home Loan Bank, or FHLB, System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the FDIC. There are periodic examinations to evaluate American Federal’s safety and soundness and compliance with various regulatory requirements. Under certain circumstances, the FDIC may also examine American Federal.  This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowance for loan losses for regulatory purposes. Eagle, as a savings and loan holding company, was required to file certain reports with, is subject to examination by, and otherwise comply with the rules and regulations of the Office of Thrift Supervision. The Federal Reserve Board will assume regulatory responsibility for Eagle in the Company’s next fiscal year. Eagle is also subject to the rules and regulations of the SEC under the federal securities laws.  See “—Holding Company Regulation.”

Dodd-Frank Act

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  Regulations implementing the changes described below have not been promulgated by the federal banking agencies, so we cannot determine the full impact on our business and operations at this time. However, one important change is the transfer of regulatory jurisdiction over federal savings association regulation from the Office of Thrift Supervision to the OCC.  The FDIC will regulate state-chartered savings associations.

The Dodd-Frank Act, effective July 21, 2011, merged our primary federal regulator, the Office of Thrift Supervision, with and into the Office of the Comptroller of the Currency (the primary federal regulator for national banks). As a result, shortly after the conclusion of Eagle’s fiscal year of June 30, 2011, all federal savings associations (including American Federal) will be under the principal jurisdiction of a different, federal bank regulatory agency, the OCC, which has historically regulated the national banks. The OCC has extensive experience in the regulation of community banks such as American Federal but it is unclear without more experience how the change in federal regulatory agencies will impact American Federal. American Federal will retain its federal thrift charter under the OCC. The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like Eagle, in addition to bank holding companies which it currently regulates. As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including, in the future, holding company capital requirements, will apply to savings and loan holding companies like Eagle. The capital requirements are expected to take effect in five years The Dodd-Frank Act will require the Federal Reserve Board to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.

The Dodd-Frank Act also created, on July 21, 2011 a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as American Federal Savings Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will continue to be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. Lastly, the Dodd-Frank Act directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Federal Regulation of Savings Institutions

The following description relates to both Eagle and American Federal’s regulation through the completion of the fiscal year ending June 30, 2011, and a description of certain historical regulatory aspects. The information related to the Office of Thrift Supervision is expected to a significant degree be descriptive of regulations and policies of the OCC which has adopted virtually all of the Office of Thrift Supervision rules. However, because neither Eagle nor American Federal has had any experience with federal bank regulators other than the Office of Thrift Supervision, and the FDIC with respect to insurance of accounts, the descriptions that follow refer to Eagle and American Federal’s past experience through the end of its fiscal year of June 30, 2011.

Office of Thrift Supervision.  The Office of Thrift Supervision had extensive authority over the operations of savings institutions.  As part of this authority, American Federal was required to file periodic reports with the Office of Thrift Supervision and is subject to periodic examinations. The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies, including American Federal and Eagle. Authority over Eagle has been transferred to the Federal Reserve Board as a result of enactment of the Dodd-Frank Act. Enforcement authority over Eagle includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate prompt corrective action orders.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with federal bank regulatory agencies. Except under certain circumstances, public disclosure of final enforcement actions is required.

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

American Federal paid assessments to the Office of Thrift Supervision to fund its operations.  The general assessments, paid on a semi-annual basis, are determined based on total assets, including consolidated subsidiaries.

American Federal’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).

The federal banking agencies, have adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits.  Any institution that fails to comply with these standards must submit a compliance plan.

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

Federal Reserve System.  The Federal Reserve System requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their checking, NOW, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the Office of Thrift Supervision liquidity requirements.

Savings institutions have authority to borrow from the Federal Reserve System “discount window”. American Federal maintains a “primary credit” facility at the Federal Reserve’s discount window.

Insurance of Deposit Accounts.  Deposit accounts at American Federal are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. American Federal’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments. Assessments paid to the FDIC by American Federal and other banking institutions are used to fund the FDIC’s Federal Deposit Insurance Fund (“DIF”).

Insurance of Accounts and Regulation by the FDIC.  As insurer of deposits in banks, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement with the FDIC. We are not aware of any practice, condition or violation that might lead to termination of American Federal’s deposit insurance.

New Assessments Under Dodd-Frank.  The FDIC assesses deposit insurance premiums on each insured institution quarterly based on annualized rates for one of four risk categories. As required by the Dodd-Frank Act, the FDIC adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution's total assets minus its tangible equity (defined as Tier I capital) instead of its deposits. Under these rules, an institution with total assets of less than $10 billion is assigned to a Risk Category and a range of initial base assessment rates applies to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution's brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates. Effective April 1, 2011, total base assessment rates will range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FD1C-insured institution. The FDIC may increase or decrease its rates for each quarter by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.

Prepaid FDIC Premiums.  As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution's assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and were based on the institution's assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The balance of American Federal’s prepaid assessment at June 30, 2011 was $562,000. The FDIC will continue to offset prepared assessments through the earlier of June 30, 2013, or exhaustion of the prepaid assessment of the DIF.

Minimum Reserve Ratios.  The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act, The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%. The FDIC has not yet announced how it will implement this offset. In addition to the statutory minimum ratio, the FDIC must designate a reserve ratio, known as the designated reserve ratio or DRR, which may exceed the statutory minimum. The FDIC has established 2.0% as the DRR.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. There can be no prediction as to what insurance assessment rates will be in the future.

In addition to the assessment for deposit insurance, through 2019, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the four quarters ending March 31, 2011 averaged 1.025 basis points of assessable deposits.

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

Prompt Corrective Action.  Federal bank regulatory agencies are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.”  An institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator for a savings institution that is “critically undercapitalized.”  Office of Thrift Supervision regulations also require that a capital restoration plan be filed with the Office of Thrift Supervision within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  ”Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.  The Office of Thrift Supervision also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  At June 30, 2011, American Federal’s capital ratios met the “well capitalized” standards.  See “Historical and Pro Forma Regulatory Capital Compliance.”

Limitations on Capital Distributions.  Federal banking regulations impose various restrictions on institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  Generally, savings institutions, such as American Federal, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years.  However, an institution deemed to be in need of more than normal supervision may have its dividend authority restricted.

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

A savings institution that fails to meet the QTL is subject to certain operating restrictions and may be required to convert to a national bank charter. As of June 30, 2011, American Federal met the qualified thrift lender test.

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

The Office of Thrift Supervision or its successor may determine that the continuation by a savings institution of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIC.  Based upon that determination, the FDIC or the Office of Thrift Supervision has the authority to order the savings institution to divest itself of control of the subsidiary.  The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the Deposit Insurance Fund.  If so, it may require that no FDIC insured institution engage in that activity directly.

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

Holding Company Regulation

General.  Eagle is a unitary savings and loan holding company subject historically to regulatory oversight of the Office of Thrift Supervision. The Federal Reserve Board will become the principal federal bank regulatory agency for Eagle for the forthcoming fiscal year. Accordingly, Eagle is required to register and file reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over Eagle and its non-savings institution subsidiaries which also permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution.

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

Mergers and Acquisitions.  Eagle must obtain approval from the Federal Reserve Board before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets.  In evaluating an application for Eagle to acquire control of a savings institution, the Federal Reserve Board would consider the financial and managerial resources and future prospects of Eagle and the target institution, the effect of the acquisition on the risk to the Deposit Insurance Fund, the convenience and the needs of the community and competitive factors.

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

The national economy and the financial services sector in particular, are currently facing challenges of a scope unprecedented in recent history. We cannot accurately predict the severity or duration of the current economic downturn, which has adversely impacted the markets we serve. Any further deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline. While it is impossible to predict how long adverse economic conditions may exist, a slow or fragile recovery or subsequent recession could continue to present risks for some time for the industry and our company.

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

The United States and many industrial nations are experiencing adverse economic conditions and slow recovery which are expected to continue in 2012. Loan portfolio quality has deteriorated at many institutions, reflecting in part, the deteriorating U.S. economy and rising unemployment. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. The continuing real estate downturn also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans. Financial institution stock prices have declined substantially, and it is significantly more difficult for financial institutions to raise capital or borrow in the debt markets.

Continued negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability. Moreover, continued volatility or declines in the stock market in general, or stock values of financial institutions and their holding companies, could adversely affect our stock performance.

As a federal savings bank, American Federal Savings Bank is required to maintain a certain percentage of its total assets in qualifying loans and investments, which limits our asset mix and could significantly restrict our ability to diversify our loan portfolio.

A savings bank or thrift differs from a commercial bank in that it is required to maintain at least 65% of its total assets in housing-related loans and investments, such as loans for the purchase, refinance, construction, improvement, or repair of residential real estate, home equity loans, educational loans and small business loans. To maintain our thrift charter we have to pass the Qualified Thrift Lender test, or QTL test, in nine out of 12 of the immediately preceding months. The QTL test limits the extent to which we can grow our commercial loan portfolio. However, a loan that does not exceed $2 million (including a group of loans to one borrower) and is for commercial, corporate, business, or agricultural purposes is not so limited. We may be limited in our ability to change our asset mix and increase the yield on our earning assets by growing our commercial loan portfolio.

In addition, if we continue to grow our commercial loan portfolio and our single-family loan portfolio declines, it is possible that in order to maintain our QTL status, we could be forced to buy mortgage-backed securities or other qualifying assets at times when the terms might not be attractive. Alternatively, we could find it necessary to pursue different structures, including converting American Federal Savings Bank’s current thrift charter to a commercial bank charter.

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

We are subject to extensive regulation, supervision and examination by the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency. The federal banking laws and regulations govern the activities in which we may engage, and are primarily for the protection of depositors and the Deposit Insurance Fund at the Federal Deposit Insurance Corporation. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

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

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us. For example, the new law provided that the Office of Thrift Supervision, currently our primary federal regulator, will be merged with the OCC on July 21, 2011. The Board of Governors of the Federal Reserve System will begin supervising and regulating all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including the Company.

At that time, also effective on July 21, 2011, the Dodd-Frank Act eliminated the federal prohibitions against on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Savings institutions such as American Federal Savings Bank with $10 billion or less in assets will continued to be examined for compliance with the consumer laws by their primary bank regulators.

It is difficult to predict at this time what impact the Dodd-Frank Act and its implementing rules will have on community banks like American Federal. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

If our investment in the Federal Home Loan Bank of Seattle becomes impaired, our earnings and stockholders’ equity could decrease.

We are required to own common stock of the Federal Home Loan Bank of Seattle to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank’s advance program. The aggregate cost of our Federal Home Loan Bank common stock as of June 30, 2011 was $2.00 million. Federal Home Loan Bank common stock is not a marketable security and can only be redeemed by the Federal Home Loan Bank.

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

			Value At
			June 30, 2011	Square
Location	Address	Opened	(In thousands)	Footage

Helena Main Office	1400 Prospect Ave.	1997	$3,785	32,304
	Helena, MT 59601

Helena Neill Avenue Branch	28 Neill Ave.	1987	$1,064	1,391
	Helena, MT 59601

Helena Skyway Branch	2090 Cromwell Dixon	2009	$2,294	4,643
	Helena, MT 59602

Butte Office	3401 Harrison Ave.	1979	$545	3,890
	Butte, MT 59701

Bozeman Office	606 North Seventh	1980	$395	5,886
	Bozeman, MT 59715	(closed August 1, 2010)

Bozeman Branch	1455 Oak St	2009	$7,867	19,818
	Bozeman, MT 59715

Townsend Office	416 Broadway	1979	$201	1,973
	Townsend, MT 59644

As of June 30, 2011, the net book value of land, buildings, furniture, and equipment owned by American Federal, less accumulated depreciation, totaled $16.15 million.

ITEM 3.	LEGAL PROCEEDINGS.

American Federal, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which American Federal Savings Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of American Federal.  There were no lawsuits pending or known to be contemplated against Eagle or American Federal as of June 30, 2011.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The common stock is traded on the NASDAQ Global Market under the symbol “EBMT.”  At the close of business on June 30, 2011, there were 3,918,687 shares of common stock outstanding, held by approximately 1,000 shareholders of record.  The closing price of the common stock on June 30, 2011, was $10.69 per share.

On April 5, 2010, Eagle completed a second-step conversion from the partially-public mutual holding company structure to the fully publicly-owned stock holding company.  Prior to April 5, 2010, our predecessor’s common stock was traded on the OTC Bulletin Board.  The prices below before April 5, 2010 have been adjusted for the 3.8 to 1.0 exchange ratio in the second-step conversion.

				Dividends
Quarter Ended		High Bid	Low Bid	Paid
Fiscal Year 2011
June 30, 2011		$11.75	$10.49	$0.070
March 31, 2011		$11.81	$10.58	$0.070
December 31, 2010		$10.83	$9.05	$0.070
September 30, 2010		$9.95	$9.00	$0.070
Fiscal Year 2010
June 30, 2010		$10.79	$9.70	$0.068
March 31, 2010	*	$11.58	$8.59	$0.068
December 31, 2009	*	$9.21	$7.50	$0.068
September 30, 2009	*	$8.64	$7.11	$0.068

*Dividend paid adjusted for the 3.8 to 1.0 exchange on April 5, 2010.

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

The following table provides information regarding our purchases of our common stock during the fourth quarter of our fiscal year ended June 30, 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

April 1, 2011 through April 30, 2011	-	n/a	n/a	204,156
May 1, 2011 through May 31, 2011	5,160	11.26	5,160	198,996
June 1, 2011 through June 30, 2011	159,280	10.91	159,280	39,716
Total	164,440	$10.92	164,440

*    The Company publicly announced a stock repurchase program on April 26, 2011. The Company is authorized to acquire up to 204,156 shares of common stock with the price subject to market conditions. This repurchase program expires on April 19, 2012. As of June 30, 2011, 164,440 shares were repurchased under this plan.

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

American Federal Savings Bank has a strong mortgage lending focus, with the majority of its loans in single-family residential mortgages, which has enabled it to successfully market home equity loans, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.).  In recent years we have also focused on adding commercial loans to our portfolio, both real estate and non-real estate.  We have made significant progress in this initiative.  As of June 30, 2011, commercial real estate and land loans and commercial business loans represented 34.52% and 5.64% of the total loan portfolio, respectively, which represented increases from the 24.44% and 5.54% amounts at June 30, 2010, respectively.  The purpose of this diversification is to mitigate our dependence on the mortgage market, as well as to improve our ability to manage our interest rate spread.  American Federal Savings Bank’s management recognizes that fee income will also enable it to be less dependent on specialized lending and it now maintains a significant loan serviced portfolio, which provides a steady source of fee income. As of June 30, 2011, we had mortgage servicing rights, net of $2.142 million compared to $2.337 million as of June 30, 2010. The gain on sale of loans also provides significant fee income in periods of high mortgage loan origination volumes.  Fee income is also supplemented with fees generated from our deposit accounts.  American Federal Savings Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread.  Non-maturity deposits do not automatically reprice as interest rates rise, as do certificates of deposit.

For the past three years, management’s focus has been on improving our core earnings.  Core earnings can be described as income before taxes, with the exclusion of gain on sale of loans and adjustments to the market value of our loans serviced portfolio.  Management believes that we will need to continue to focus on increasing net interest margin, other areas of fee income, and control operating expenses to achieve earnings growth going forward.  Management’s strategy of growing the loan portfolio and deposit base is expected to help achieve these goals:  loans typically earn higher rates of return than investments; a larger deposit base will yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs.  The biggest challenge to management’s strategy is funding the growth of our balance sheet in an efficient manner.  Though deposit growth this last year was robust, it may become more difficult to maintain due to significant competition and possible reduced customer demand for deposits as customers may shift into other asset classes.

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

The level and movement of interest rates impacts the Bank’s earnings as well.  For the 2011 fiscal year the yield curve was fairly static as the Federal Open Market Committee maintained the fed funds rate at a target of 0 to 25 basis points and the long end of the curve remained fairly consistent.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company does not expect that the adoption of this guidance will have a material effect on its financial position, results of operations, or cash flows.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Company will comply with the new standard and present a separate statement of comprehensive income when required.

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

As an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review our allowance for loan losses and may require us to make additional provisions for estimated losses based upon judgments different from those of management. In establishing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Loss factors are derived using our historical loss experience and may be adjusted for factors that affect the collectability of the portfolio as of the evaluation date. Commercial business loans that are criticized are evaluated individually to determine the required allowance for loan losses and to evaluate the potential impairment of such loans under FASB ASC 310 Receivables. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of loans deteriorate as a result of the factors discussed previously. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations. The allowance is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results.

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

FINANCIAL CONDITION

Introduction.
Total assets increased $5.35 million, or 1.64%, to $331.09 million at June 30, 2011, from $325.74 million at June 30, 2010.  Total liabilities increased by $5.30 million, or 1.94%, to $278.61 million at June 30, 2011, from $273.31 million at June 30, 2010.  The loan portfolio increased $15.97 million during the year.  Total deposits increased $11.25 million.  Noninterest checking increased $676,000 or 3.68%, to $19.05 million at June 30, 2011, and money market accounts decreased $737,000, or 2.54%.  Interest bearing checking accounts increased $5.69 million, or 16.43%, to $40.35 million at June 30, 2011.   Certificates of deposits decreased $456,000, or 0.54%, to $84.55 million at June 30, 2011.  Much of our asset growth was funded by these increased deposits, a reduction in the investment portfolio, and with the income earned by the Bank.

Balance Sheet Details.
Loans receivable increased $15.97 million, or 9.42% to $185.47 million from $169.50 million.  Though loan originations were relatively strong, much of the loan origination volume was in 30 and 15 year fixed rate one- to four-family residential mortgages which were primarily sold in the secondary market.  We sold $112.44 million in loans during fiscal year 2011, an increase of $35.52 million from $76.93 million sold in fiscal year 2010.  The amount of loans sold in fiscal year 2011 was exceptionally high, particularly in the first half of the fiscal year, as the Bank experienced a drastic increase in refinance volume of one- to four-family residential mortgages.  Origination activity on most loan categories, with the exception of home equity and consumer, increased in the current fiscal year.  Commercial real estate and land loan originations increased $22.56 million during the year, and residential mortgage loan originations increased $25.60 million.  The available-for-sale investment portfolio decreased $11.83 million, or 10.33%, to $102.70 million at June 30, 2011 from $114.53 million at June 30, 2010.  The investment category with the largest decrease was agency CMOs, which decreased $12.44 million.  Premises and equipment increased $303,000, which was primarily due to the completion of the significant remodel of our Neill Avenue, downtown Helena branch, partially offset by depreciation expense.

Total deposits increased $11.25 million as we experienced significant growth in deposits, notwithstanding lower rates on deposits.  The growth was attributable to consumers seeking additional safety and protection afforded by increased federal deposit insurance.  Of that increase certificates of deposit decreased $456,000, to $84.55 million at June 30, 2011 from $85.00 million at June 30, 2010.  The Bank had no brokered deposits as of June 30, 2011.  Interest-earning checking accounts increased $5.69 million and noninterest checking increased $676,000.  Money market accounts decreased $737,000 and savings accounts increased $6.07 million.  A portion of the deposit growth the Bank has experienced over the last three fiscal years has likely been the result of a flight to quality by individual investors during the financial crisis and ensuing economic downturn.  As such, as the financial crisis appears to subside, we believe deposit growth in the future will be difficult to achieve on a long-term basis due to fierce competition among financial institutions in our markets.  Advances from the FHLB and other borrowings decreased to $60.90 million at year-end 2011 from $67.22 million at year-end 2010, a decrease of $6.33 million.

Total shareholders’ equity was $52.49 million at June 30, 2011, an increase of $53,000 over the comparable period.  This increase was due to earnings, and increases in net accumulated other comprehensive gain, offset by dividends paid and treasury stock purchases.

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

	For the twelve months ended June 30,
	2011			2010
	(Dollars in thousands)
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(3)	Balance	Dividends	Cost(3)
Assets:
Interest-earning assets:
FHLB stock	$2,003	$-	0.00%	$2,002	$-	0.00%
Loans receivable, net	185,223	11,279	6.09%	172,338	10,857	6.30%
Investment securities	107,010	3,659	3.42%	97,077	4,023	4.14%
Interest-bearing deposits with banks	5,874	21	0.36%	7,151	27	0.38%
Total interest-earning assets	300,110	14,959	4.98%	278,568	14,907	5.35%
Noninterest-earning assets	31,505			30,315
Total assets	$331,615			$308,883

Liabilities and Equity:
Interest-bearing liabilities:
Deposit accounts:
Money market	$28,075	$46	0.16%	$27,420	$111	0.40%
Savings	33,850	48	0.14%	28,226	92	0.33%
Checking	40,057	28	0.07%	36,125	72	0.20%
Certificates of deposit	84,391	1,270	1.50%	89,197	1,886	2.11%
Advances from FHLB & subordinated debt	69,163	2,694	3.90%	71,245	2,944	4.13%
Total interest-bearing liabilities	255,536	4,086	1.60%	252,213	5,105	2.02%
Non-interest checking	19,381			17,551
Other noninterest-bearing liabilities	3,158			3,549
Total liabilities	278,075			273,313

Total equity	53,540			35,570

Total liabilities and equity	$331,615			$308,883
Net interest income/interest rate spread(1)		$10,873	3.38%		$9,802	3.33%

Net interest margin(2)			3.62%			3.52%
Total interest-earning assets to interest-bearing liabilities			117.44%			110.45%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(2)	Net interest margin represents income before the provision for loan losses divided by average interest-earning assets.
(3)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.

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

	For the Years Ended June 30,
	Increase (Decrease)
	(In thousands)
	2011 vs 2010			2010 vs 2009
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans receivable, net	$812	$(390)	$422	$(323)	$(231)	$(554)
Investment securities	412	(776)	(364)	871	(770)	101
Interest-bearing deposits with banks	(5)	(1)	(6)	18	(6)	12
Other earning assets	-	-	-	-	-	-
Total interest earning assets	1,219	(1,167)	52	566	(1,007)	(441)

Interest-bearing liabilities:
Passbook, money market and
checking accounts	29	(182)	(153)	47	(325)	(278)
Certificates of deposit	(102)	(514)	(616)	76	(798)	(722)
Borrowings & subordinated debentures	(86)	(164)	(250)	(68)	58	(10)
Total interest-bearing liabilities	(159)	(860)	(1,019)	55	(1,065)	(1,010)

Change in net interest income	$1,378	$(307)	$1,071	$511	$58	$569

Comparison of Operating Results for the Years Ended June 30, 2011 and 2010

Net Income.
Eagle’s net income was essentially unchanged at $2.410 million and $2.414 million for the years ended June 30, 2011 and 2010, respectively.  This slight decrease was the result of increases in net interest income of $1.071 million and noninterest income of $1.03 million, offset by increases in noninterest expense of $1.851 million and the provision for loan losses of $233,000.  Eagle’s tax provision was also $21,000 higher in 2011.  Basic earnings per share for the year ended June 30, 2011 were $0.62, compared to $0.60 (as adjusted) for the year ended June 30, 2010.  Diluted earnings per share were $0.62 and $0.54 (as adjusted) for 2011 and 2010, respectively.

Net Interest Income.
Net interest income increased to $10.873 million for the year ended June 30, 2011, from $9.802 million for the previous year.  This increase of $1.071 million, or 10.93%, was the result of a decrease in interest expense of $1.019 million and a small increase in interest income of $52,000.  As shown in the “Rate/Volume Analysis”, this increase was mainly attributable larger average balances of loans and investments and lower rates on deposits.

Interest and Dividend Income.
Total interest and dividend income was $14.959 million for the year ended June 30, 2011, compared to $14.907 million for the year ended June 30, 2010, an increase of $52,000, or 0.35%.  Interest and fees on loans increased to $11.279 million for 2011 from $10.857 million for 2010.  This increase of $422,000, or 3.89%, was due to the increase in the average balances on loans receivable partially offset by the decrease in average rates, for the year ended June 30, 2011.  The average interest rate earned on loans receivable decreased by 21 basis points, to 6.09% from 6.30%.  Average balances for loans receivable, net, for the year ended June 30, 2011 were $185.22 million, compared to $172.34 million for the previous year.  This represents an increase of $12.88 million, or 7.47%.   Interest and dividends on investment securities available-for-sale decreased to $3.653 million for the year ended June 30, 2011 from $4.003 million for the year ended June 30, 2010, a decrease of $350,000, or 8.74%.  This increase was the result of lower average interest rates on the AFS portfolio during the year, partially offset by a higher average balance.  Interest earned from deposits at other banks decreased slightly for the year ended June 30, 2011 due to both lower average balances and lower yields.  Interest and dividends on investments held-to-maturity (HTM) also declined as a result of the roll-offs of the existing portfolio for this category of investment .  It is unlikely, in management’s view, that additional securities will be added in this category.

Interest Expense.
Total interest expense decreased to $4.086 million for the year ended June 30, 2011 from $5.105 million for the year ended June 30, 2010, a decrease of $1.019 million, or 19.96%.  Interest on deposits decreased to $1.392 million for the year ended June 30, 2011 from $2.161 million for the year ended June 30, 2010.  This decrease of $769,000, or 35.59%, was due primarily to a decrease on average rates paid.  The average cost of deposits decreased 44 basis points, to 0.75% in 2011 from 1.19% in 2010.  All deposit categories except certificates of deposits experience increases in average balances in 2011. The decrease in the average balance of borrowings was augmented by a decrease in the average rate paid and resulted in a decrease in interest paid on borrowings to $2.694 million for the year ended June 30, 2011 from $2.944 million for the year ended June 30, 2010.  The average balance of borrowings decreased by $2.082 million to $69.163 million for the year ended June 30, 2011, compared to $71.245 million for the year ended June 30, 2010 and resulted principally from a decrease in FHLB borrowings.  The average rate paid on borrowings decreased to 3.90% in 2011 from 4.13% in 2010.

Provision for Loan Losses.
Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending we conduct  and past due loans in portfolio.  The Bank’s policies require the review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  Using this methodology, a provision to increase the allowance for loan loss by $948,000 was made for the year ended June 30, 2011 while a provision of $715,000 was made for the year ended June 30, 2010  This, management believes, adequately reflected a level of total allowances considered adequate.  Total classified assets increased to $7.71 million at June 30, 2011 from $5.32 million at June 30, 2010.  Total nonperforming loans as a percentage of the total loan portfolio decreased to 1.57% at June 30, 2011, from 1.65% at June 30, 2010.  As of June 30, 2011, American Federal Savings Bank had $1.37 million ($1.18 million net of allowance for valuation losses of $189,000) real estate owned, an increase over the $619,000 held at June 30, 2010.

Noninterest Income.
Total noninterest income increased to $4.623 million for the year ended June 30, 2011, from $3.593 million for the year ended June 30, 2010, an increase of $1.03 million or 28.67%. This increase was primarily due to an increase in net gain on sale of loans of $907,000 due to an increase in refinance activity.  Service charges on deposit accounts decreased $32,000 to $733,000 for the year ended June 30, 2011 from $765,000 for the year ended June 30, 2010.  This was primarily due to a decrease in overdraft fees.  Other noninterest income increased $195,000 to $856,000, which was primarily from valuation changes in the fair-value-hedge interest rate swap implemented in August 2010.  The single largest item in other noninterest income is earnings from bank owned life insurance of $270,000.

Noninterest Expense.
Noninterest expense increased by $1.851 million or 20.05% to $11.082 million for the year ended June 30, 2011 from $9.231 million for the year ended June 30, 2010.  This increase was primarily due to increases in salaries and benefits of $198,000, occupancy and equipment expense of $169,000, data processing $97,000, amortization of mortgage servicing rights of $687,000, advertising of $86,000 and provision for valuation loss on OREO of $201,000.  The increase in salaries and benefits was due to normal pay raises and a slightly larger staff.  The increase in occupancy and equipment expense was primarily due to a full year of operation of our new Bozeman, Oak Street branch opened in October 2009.  The increase in data processing was due to moving the core processing from internal to an external provider as some hardware items were fully depreciated.  The amortization of mortgage servicing rights increased due to the refinance activity as noted above.  Other categories of noninterest expense showed modest changes.

Income Tax Expense.
Eagle’s income tax expense was $1.056 million for the year ended June 30, 2011, compared to $1.035 million for the year ended June 30, 2010.  The effective tax rate was 30.47% for the year ended June 30, 2011 and 30.00% for the year ended June 30, 2010.

Liquidity and Capital Resources

Eagle’s subsidiary, American Federal Savings Bank, is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (“OTS”) regulations.  The OTS has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings.  The OTS states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages.  For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined.  In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets.  “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Seattle.  The Bank exceeded those minimum ratios as of both June 30, 2011 and June 30, 2010.

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

Net cash provided by the Company’s operating activities, which is primarily comprised of cash transactions affecting net income, was $11.495 million for the year ended June 30, 2011 and $2.402 million for the year ended June 30, 2010.  The change was primarily a result of an increase in the amount of loans held for sale in 2011.

Net cash used in the Company’s investing activities, which is primarily comprised of cash transactions from the investment securities and mortgage-backed securities portfolios and the loan portfolio, was $7.444 million for the year ended June 30, 2011, and $36.098 million for the year ended June 30, 2010.  The decrease in cash used was primarily due to less investment purchases in available-for-sale securities in 2011 compared to 2010.

Net cash provided by the Company’s financing activities was $1.980 million for the year ended June 30, 2011, and $30.877 million for the year ended June 30, 2010.  The decrease in cash was primarily a result of net decreases in FHLB advances and other borrowings, and the last year’s issuance of common stock in the conversion and reorganization that occurred in April 2010, partially offset by net increases in deposits.

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

As of June 30, 2011, the Bank’s regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed “well capitalized” pursuant to FDIC rules.  At June 30, 2011, the Bank’s tangible, core, and risk-based capital ratios amounted to 13.05%, 13.05%, and 19.70%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively.

Impact of Inflation and Changing Prices

Our consolidated financial statements and the accompanying notes, which are found in Item 8, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation.  The impact of inflation is reflected in the increased cost of our operations.  Interest rates have a greater impact on our performance than do the general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

Changes in Market	Net Portfolio Value as % of PV of Assets
Interest Rates (Basis Points)	At June 30, 2011 Projected NPV	Board Policy Limit (if applicable)
		Must be at least:

+300	16.14%	7.00%
+200	17.44%	8.00%
+100	18.53%	9.00%
0	19.30%	-
-100	19.95%	10.00%

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item has been omitted based on Eagle’s status as a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Eagle’s audited consolidated financial statements, notes thereto, and auditor’s reports are found immediately following Part III of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of June 30, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Based on that evaluation, our CEO and CFO concluded that as of June 30, 2011, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011.  Based on this assessment, management concluded that, as of June 30, 2011, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2011 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

Except as provided below, the information required by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our directors may be found under the caption “Proposal I – Election of Directors” in our Proxy Statement for the 2011 Annual Meeting of Shareholders (the “Proxy Statement”). The information in the Proxy Statement set forth under the captions of “Section 16 (a) Beneficial Ownership Reporting Compliance”, “Board Meetings and Committees”, “Structure of the Board of Directors”, “The Board’s Role in Risk Oversight”, and “Code of Ethics” is incorporated herein by reference.

Executive Officers of the Registrant
The following is a list of the names and ages of our executive officers, all positions and offices held by each person and each person’s principal occupations or employment during the past five years.  There are no family relationships between any executive officers and directors.

Peter J. Johnson, President & Chief Executive Officer	Age 54
Mr. Johnson has served as President of the Bank and Eagle since July 2007 and CEO since November 2007. Prior to being named President, he had served as the Company’s Executive Vice President and Chief Financial Officer. He joined the Bank in 1981. He currently serves on the Montana Independent Bankers Association board of directors and the Federal Reserve Board’s Community Depository Institution Advisory Council. He is a past chairman of both the Helena Area Chamber of Commerce and the Diocese of Helena Finance Council. He is also a member of the Rotary Club of Helena.

Clinton J. Morrison, Senior Vice President & Chief Financial Officer	Age 41
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

Michael C. Mundt, Senior Vice President & Chief Lending Officer	Age 57
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

Robert M. Evans, Senior Vice President & Chief Information Officer	Age 63
Mr. Evans has served as the Chief Information Officer of the Bank since January 2008.  Prior to being named Chief Information Officer, he served as the Bank’s Vice President of Information Services.  Mr. Evans also serves as the Bank’s Security Officer.  He joined the Bank in 1986.

Rachel R. Amdahl, Senior Vice President/Operations	Age 42
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

The information in the Proxy Statement set forth under the captions of “Proposal III – Ratification of Appointment of Independent Auditors” is incorporated herein by reference.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1)
The following documents are filed as part of this report:  The audited Consolidated Statements of Financial Condition of Eagle Bancorp Montana, Inc. and subsidiary as of June 30, 2011 and June 30, 2010 and the related Consolidated Statements of Income, Consolidated Statements of Changes in Stockholder Equity and Consolidated Statements of Cash Flows for the years then ended, together with the related notes and independent auditor’s reports.

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
___________________

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

Signatures	Title	Date

/s/ Peter J. Johnson	President & Chief Executive Officer	9/19/2011
Peter J. Johnson	Director (Principal Executive Officer)

/s/ Clinton J. Morrison	Senior Vice President and Chief	9/19/2011
Clinton J. Morrison	Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Larry A. Dreyer	Chairman	9/19/2011
Larry A. Dreyer

/s/ James A. Maierle	Vice Chairman	9/19/2011
James A. Maierle

/s/ Rick F. Hays	Director	9/19/2011
Rick F. Hays

/s/ Lynn E. Dickey	Director	9/19/2011
Lynn E. Dickey

/s/ Maureen J. Rude	Director	9/19/2011
Maureen J. Rude

/s/ Thomas J. McCarvel	Director	9/19/2011
Thomas J. McCarvel

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

June 30, 2011 and 2010

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Eagle Bancorp Montana, Inc. and Subsidiary

We have audited the accompanying consolidated statements of financial condition of Eagle Bancorp Montana, Inc. and Subsidiary as of June 30, 2011 and 2010 and the related consolidated statements of income, stockholders’ equity and cash flows for years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2011 and 2010 financial statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp Montana, Inc. and Subsidiary as of June 30, 2011 and 2010, and the results of its operations and its cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America.

Certified Public Accountants

Abilene, Texas
July 28, 2011

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
June 30, 2011 and 2010
(Dollars in Thousands, Except for Per Share Data)

Assets	2011	2010

Cash and due from banks	$2,703	$2,543
Interest bearing deposits in banks	1,837	966
Federal funds sold	5,000	-
Cash and cash equivalents	9,540	3,509

Securities available-for-sale	102,700	114,528
Securities held-to-maturity (fair value
approximates $0 in 2011 and $125 in 2010)	-	125
FHLB stock restricted, at cost	2,003	2,003
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held for sale	1,784	7,695
Loans receivable, net of deferred loan fees and
allowance for loan losses of $1,800 in 2011 and $1,100 in 2010	185,471	169,502
Accrued interest and dividend receivable	1,558	1,610
Mortgage servicing rights, net	2,142	2,337
Premises and equipment, net	16,151	15,848
Cash surrender value of life insurance	6,900	6,691
Real estate and other assets aquired in settlement of loans, net	1,181	619
Other assets	1,508	1,117

	$331,093	$325,739

Liabilities and Shareholders' Equity

Noninterest bearing	$19,052	$18,376
Interest bearing	190,134	179,563
Total deposits	209,186	197,939

Accrued expenses and other liabilities	3,371	2,989
FHLB advances and other borrowings	60,896	67,224
Subordinated debentures	5,155	5,155
Total liabilities	278,608	273,307

Shareholders' equity

Preferred stock, no par value; 1,000,000
shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value; 8,000,000 shares
authorized; 4,083,127 shares issued;
3,918,687 and 4,083,127 shares outstanding at
June 30, 2011 and 2010, respectively	41	41
Capital surplus	22,110	22,104
Unallocated common stock held by ESOP	(1,722)	(1,889)
Treasury stock, at cost	(1,796)	-
Retained earnings	31,918	30,652
Net accumulated other comprehensive gain	1,934	1,524
Total shareholders' equity	52,485	52,432

	$331,093	$325,739

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Consolidated Statements of Income
Years Ended June 30, 2011 and 2010
(Dollars in Thousands, Except for Per Share Data)

	2011	2010
Interest and dividend income
Loans, including fees	$11,279	$10,857
Securities available-for-sale	3,653	4,003
Securities held- to-maturity	-	11
Trust preferred securities	6	9
Deposits with banks	21	27
Total interest income	14,959	14,907

Interest expense
Deposits	1,392	2,161
FHLB advances and other borrowings	2,502	2,635
Subordinated debentures	192	309
Total interest expense	4,086	5,105

Net interest income	10,873	9,802

Provision for loan losses	948	715

Net interest income after provision for loan losses	9,925	9,087

Noninterest income
Service charges on deposit accounts	733	765
Net gain on sale of loans	2,187	1,280
Mortgage loan service fees	830	770
Net realized gain on sales of available for sale securities	19	33
Net gain on preferred stock - FASB ASC 825	-	84
Net loss on sale of OREO	(2)	-
Other income	856	661
Total noninterest income	4,623	3,593

Noninterest expenses
Salaries and employee benefits	4,948	4,750
Occupancy and equipment expense	1,346	1,177
Data processing	504	407
Advertising	524	438
Amortization of mortgage servicing rights	1,158	487
Federal insurance premiums	257	275
Postage	123	144
Legal, accounting, and examination fees	363	318
Consulting fees	180	170
ATM processing	64	69
Provision for valuation loss on OREO	201	-
Other expense	1,414	996
Total noninterest expenses	11,082	9,231

Income before income taxes	3,466	3,449

Income tax expense	1,056	1,035

Net income	$2,410	$2,414

Basic earnings per share*	$0.62	$0.60

Diluted earnings per share *	$0.62	$0.54

* for fiscal year 2010 per share data is calculated on a converted basis using a 3.8 to 1.0 exchange ratio

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
Years Ended June 30, 2011 and 2010
(Dollars in Thousands, Except for Per Share Data)

							Accumulated
				Unallocated			Other
	Preferred	Common	Capital	ESOP	Treasury	Retained	Comprehensive
	Stock	Stock	Surplus	Shares	Stock	Earnings	Gain/(Loss)	Total

Balance at June 30, 2009	$-	$12	$4,564	$(18)	$(5,034)	$28,850	$(582)	$27,792

Net income						2,414		2,414

Change in net unrealized appreciation on
available for sale securities and cash flow
hedges, net							2,106	2,106

Total comprehensive income								4,520

Dividends paid						(612)		(612)

Treasury stock purchased (805 shares @ $28.25)					(22)			(22)

Stock conversion		(12)	(4,564)		5,056			480

Stock sold/issued		41	22,053	(1,971)				20,123

ESOP allocated prior to conversion			50	18				68

ESOP shares allocated or committed
to be released for allocation (8,214) shares			1	82				83

Balance at June 30, 2010	$-	$41	$22,104	$(1,889)	$-	$30,652	$1,524	$52,432

Net income						2,410		2,410

Change in net unrealized appreciation on
available for sale securities and cash flow
hedges, net							410	410

Total comprehensive income								2,820

Dividends paid						(1,144)		(1,144)

Treasury stock purchased
(164,440 shares @ $10.92 average cost per share)					(1,796)			(1,796)

ESOP shares allocated or committed
to be released for allocation (16,616) shares			6	167				173

Balance at June 30, 2011	$-	$41	$22,110	$(1,722)	$(1,796)	$31,918	$1,934	$52,485

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended June 30, 2011 and 2010
(Dollars in Thousands, Except for Per Share Data)

	2011	2010
Cash flows from operating activities
Net income	$2,410	$2,414
Adjustments to reconcile net income to
net cash provided by operating activities
Provision for other real estate owned valuation losses	201	-
Provision for loan losses	948	715
Depreciation	739	651
Net amortization of securities premium & discounts	553	393
Amortization of capitalized mortgage servicing rights	1,158	487
Net gain on sale of loans held for sale	(2,187)	(1,280)
Net realized gain on sales of available-for-sale securities	(19)	(33)
Net recognized gain on preferred stock - FASB ASC 825	-	(84)
Net loss on sale of foreclosed real estate	2	-
Net loss on sale/disposal of fixed assets	84	2
Appreciation in cash surrender value of life insurance, net	(209)	(195)
Net change in
Loans held for sale	7,775	(793)
Accrued interest receivable	52	(211)
Other assets	(342)	1,084
Accrued expenses and other liabilities	331	(748)
Net cash provided by operating activities	11,496	2,402

Cash flows from investing activities
Activity in available-for-sale securities
Sales	5,544	8,928
Maturities, prepayments and calls	25,093	11,556
Purchases	(18,434)	(50,266)
Activity in held to maturity securities
Maturities, prepayments and calls	125	250
FHLB stock purchased	-	(3)
Loan originations and principal collections, net	(18,810)	(3,820)
Proceeds from sale of foreclosed real estate	166	28
Additions to premises and equipment	(1,128)	(2,771)
Net cash used in investing activities	(7,444)	(36,098)

Cash flows from financing activities
Net increase in deposits	11,247	10,740
Net change in federal funds purchased	-	-
Net change in advances from the FHLB and other borrowings	(6,328)	168
Purchase of treasury stock, at cost	(1,796)	(22)
Issuance of common stock	-	22,574
Purchase ESOP shares	-	(1,971)
Dividends paid	(1,144)	(612)
Net cash provided by financing activities	1,979	30,877

Net change in cash and cash equivalents	6,031	(2,819)

Cash and cash equivalents at beginning of year	3,509	6,328

Cash and cash equivalents at end of year	$9,540	$3,509

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

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

The Company’s Employee Stock Ownership Plan (“ESOP”), which purchased shares in the Offering, was authorized to purchase up to 8% of the shares sold in the Offering, or 197,142 shares.  The ESOP completed its purchase of all such authorized shares in the Offering, at a total cost of $1,971,420.

The Bank is a federally chartered savings bank subject to the regulations of the Office of Thrift Supervision (“OTS”).  These regulations have been transferred to the Office of the Comptroller of the Currency (“OCC”) effective July 21, 2011.  The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).

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

Use of Estimates

In preparing financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights, the valuation of financial instruments, deferred tax assets and liabilities, and the valuation of foreclosed assets.  In connection with the determination of the estimated losses on loans, foreclosed assets, and valuation of mortgage servicing rights, management obtains independent appraisals and valuations.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

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

The Company carries certain assets with other financial institutions which are subject to credit risk by the amount such assets exceed federal deposit insurance limits. At June 30, 2011 and June 30, 2010, no account balances were held with correspondent banks that were in excess of FDIC insured levels, except for federal funds sold.  Also, from time to time, the Company is due amounts in excess of FDIC insurance limits for checks and transit items.  Management monitors the financial stability of correspondent banks and considers amounts advanced in excess of FDIC insurance limits to present no significant additional risk to the Company.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “cash and due from banks,”  “interest bearing deposits in banks,” and “federal funds sold” all of which mature within ninety days.

The Bank is required to maintain a reserve balance with the Federal Reserve Bank. The Bank properly maintained amounts in excess of required reserves of $50,000 as of June 30, 2011 and 2010.

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
June 30, 2011 and 2010

NOTE 1:	Summary of Significant Accounting Policies – continued

Trading – No investment securities were designated as trading at June 30, 2011 and 2010.

Securities – FASB ASC 825 – Beginning fiscal year, July 1, 2007, the Company elected to account for its preferred stock under, FASB ASC 825 which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  Subsequent changes in fair value of these assets are recognized in earnings when incurred.  On July 1, 2007 a charge to retained earnings for $118,000 was recorded in accordance with the implementation of FASB ASC 825 to record the unrealized loss (net of taxes) on preferred stock at that date.

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is a restricted investment carried at cost ($100 per share par value), which approximates its fair value.  As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances.  The Company may request redemption at par value of any stock in excess of the amount it is required to hold.  Stock redemptions are made at the discretion of the FHLB.  The Bank redeemed no FHLB shares during the years ended June 30, 2011 and 2010.

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
June 30, 2011 and 2010

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

The allowance consists of specific, general and unallocated components.  For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject of a restructuring agreement.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

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

Cash Surrender Value of Life Insurance

Life insurance policies are initially recorded at cost at the date of purchase.  Subsequent to purchase, the policies are periodically adjusted for fair value.  The adjustment to fair value increases or decreases the carrying value of the policies and is recorded as an income or expense on the consolidated statement of income.  For the years ended June 30, 2011 and 2010 there were no adjustments to fair value that were outside the normal appreciation in cash surrender value.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure.  All write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, property held for sale is carried at fair value less cost to sell.  Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value.  Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed.  Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

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

Income Taxes

The Company adopted recent accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

The Company’s income tax expense consists of the following components:  current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  The Company determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.  Deferred tax assets are reduced by a valuation allowance if based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

Treasury Stock

Treasury stock is accounted for on the cost method and consists of 164,440 shares in 2011 and no shares in 2010.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs were approximately $524,000 and $438,000 for the years ended June 30, 2011 and 2010, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 1:	Summary of Significant Accounting Policies – continued

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

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net income by the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method.  For purposes of computing EPS, outstanding common shares include all shares issued to the Mutual Holding Company but exclude ESOP shares that have not been allocated or committed to be released for allocation to participants.  Due to the conversion and related stock offering that occurred on April 5, 2010, all EPS calculations for fiscal year 2010 are prepared using a 3.8 to 1.0 exchange ratio prior to April 5, 2010.

Derivatives

Derivatives are recognized as assets and liabilities on the consolidated balance sheet and measured at fair value.  For exchange-traded contracts, fair value is based on quoted market prices.  For nonexchange traded contracts, fair value is based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant management judgment or estimation.

Interest Rate Swap Agreements

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts.  Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based is not exchanged.  These swap agreements are derivative instruments and generally convert a portion of the Company’s variable-rate debt to a fixed rate (cash flow hedge), and convert a portion of its fixed-rate loans to a variable rate (fair value hedge).

The gain or loss on a derivative designated and qualifying as a fair value hedging instrument, as well as the offsetting gain or loss on the hedged item attributable to the risk being hedged, is recognized currently in earnings in the same accounting period.  The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 1:	Summary of Significant Accounting Policies – continued

For cash flow hedges, the net settlement (upon close-out or termination) that offsets changes in the value of the hedged debt is deferred and amortized into net interest income over the life of the hedged debt. For fair value hedges, the net settlement (upon close-out or termination) that offsets changes in the value of the loans adjusts the basis of the loans and is deferred and amortized to loan interest income over the life of the loans.

The portion, if any, of the net settlement amount that did not offset changes in the value of the hedged asset or liability is recognized immediately in noninterest income.

Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk.  Those derivative financial instruments that do not meet specified hedging criteria would be recorded at fair value with changes in fair value recorded in income.  If periodic assessment indicates derivatives no longer provide an effective hedge, the derivative contracts would be closed out and settled, or classified as a trading activity.

Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

Derivative Loan Commitments

Mortgage loan commitments that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments.  Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in noninterest income.

The Company adopted the SEC’s Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” and began including the value associated with servicing of loans in the measurement of all written loan commitments issued after that date.  SAB No. 109 requires that the expected net future cash flows related to servicing of a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  In estimating fair value, the Company assigns a probability to a loan commitment based on an expectation that it will be exercised and the loan will be funded.  The adoption of SAB No. 109 generally has resulted in higher fair values being recorded upon initial recognition of derivative loan commitments.

Forward Loan Sale Commitments

The Company carefully evaluates all loan sales agreements to determine whether they meet the definition of a derivative as facts and circumstances may differ significantly.  If agreements qualify, to protect against the price risk inherent in derivative loan commitments, the Company uses both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.  Mandatory delivery contracts are accounted for as derivative instruments.  Accordingly, forward loan sale commitments are recognized at fair value on the consolidated balance sheet in other assets and liabilities with changes in their fair values recorded in other noninterest income.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 1:	Summary of Significant Accounting Policies – continued

Forward Loan Sale Commitments – continued

The Company estimates the fair value of its forward loan sales commitments using a methodology similar to that used for derivative loan commitments.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company does not expect that the adoption of this guidance will have a material effect on its financial position, results of operations, or cash flows.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 1:	Summary of Significant Accounting Policies – continued

Recent Accounting Pronouncements – continued

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Company will comply with the new standard and present a separate statement of comprehensive income when required.

Reclassifications

Certain 2010 amounts have been reclassified to conform to the 2011 presentation.

NOTE 2:	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended June 30:

	2011	2010
(Dollars In Thousands, Except for Per Share Data)
Weighted average shares outstanding during the
year on which basic earnings per share is calculated	3,892,141	4,035,183
Add: weighted average of stock held in treasury	9,761	430,778
Average outstanding shares on which
diluted earnings per share is calculated	3,901,902	4,465,961

Net income applicable to common stockholders	$2,410	$2,414
Basic earnings per share	$0.62	$0.60
Diluted earnings per share	$0.62	$0.54

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 3:	Securities

The Company’s investment policy requires that the Company purchase only high-grade investment securities.  Most municipal obligations are categorized as “A” or better by a nationally recognized statistical rating organization.  These ratings are achieved because the securities are backed by the full faith and credit of the municipality and also supported by third-party credit insurance policies.  Mortgage backed securities and collateralized mortgage obligations are issued by government sponsored corporations, including Federal Home Loan Mortgage Corporation, Fannie Mae, and the Guaranteed National Mortgage Association.  The amortized cost and estimated fair values of securities, together with unrealized gains and losses, are as follows:

	June 30, 2011

		Gross	Gross	Estimated
(Dollars in Thousands)	Amortized	Unrealized	Unrealized	Market
Available for Sale	Cost	Gains	Losses	Value

U.S. Government and agency	$25,566	$648	$(6)	$26,208
Municipal obligations	38,450	1,342	(606)	39,186
Corporate obligations	5,987	230	(1)	6,216
Mortgage-backed securites - government-backed	6,189	183	-	6,372
Private lable CMOs	305	-	(14)	291
CMOs - government backed	23,458	971	(2)	24,427

Total securities available for sale	$99,955	$3,374	$(629)	$102,700

	June 30, 2010

		Gross	Gross	Estimated
(Dollars in Thousands)	Amortized	Unrealized	Unrealized	Market
Available for Sale	Cost	Gains	Losses	Value

U.S. Government and agency	$31,852	$418	$(29)	$32,241
Municipal obligations	35,181	752	(521)	35,412
Corporate obligations	7,110	341	-	7,451
Mortgage-backed securites - government-backed	1,690	65	-	1,755
Private label CMOs	957	-	(115)	842
CMOs - government backed	35,902	963	(38)	36,827

Total securities available for sale	$112,692	$2,539	$(703)	$114,528

Held to Maturity

Municipal obligations	$125	$-	$-	$125

Total securities held to maturity	$125	$-	$-	$125

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 3:	Securities – continued

Beginning July 1, 2007 the Company elected to account for its FHLMC and FNMA preferred stock under FASB ASC 825, Fair Value Option for Financial Assets and Financial Liabilities, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  Subsequent changes in fair value of these assets are recognized in earnings when incurred.  Management elected to invoke the option to carry its preferred stock at fair value to more accurately reflect the estimated realizability of the preferred stock at each financial reporting date.  The market value of preferred stock was $0 at June 30, 2011 and 2010.  These securities were sold during the second quarter of fiscal year 2010 resulting in a loss on sale of $64,000 from their then carrying value.  The gain in market value of $84,000 for the year ending June 30, 2010 is included in noninterest income.

The Company has not entered into any interest rate swaps, options, or futures contracts relating to investment securities.

Gross recognized gains on securities available-for-sale were $143,000 and $250,000 for the years ended June 30, 2011 and 2010, respectively.  Gross realized losses on securities available-for-sale were $124,000, and $217,000 for the years ended June 30, 2011 and 2010, respectively.

The amortized cost and estimated fair value of securities at June 30, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011

	Held to Maturity		Available for Sale

		Estimated		Estimated
	Amortized	Market	Amortized	Market
(Dollars in Thousands)	Cost	Value	Cost	Value

Due in one year or less	$	$	$9,601	$9,803
Due from one to five years			22,415	23,268
Due from five to ten years			13,626	13,911
Due after ten years			24,361	24,628

	-	-	70,003	71,610

Mortgage-backed securites - government-backed			6,189	6,372
Private lable CMOs			305	291
CMOs - government backed			23,458	24,427
Total	$-	$-	$99,955	$102,700

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 3:	Securities – continued

At June 30, 2011 and 2010, securities with a carrying value of $30,461,000 and $35,760,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The following table discloses, as of June 30, 2011 and 2010, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less than 12 months		12 months or longer

	June 30, 2011
(Dollars in Thousands)
	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

U.S. Government and agency	$916	$2	$1,789	$4
Corporate obligations	944	1	-	-
Municipal obligations	4,412	194	1,714	412
Private label CMOs	216	14	-	-
Mortgage-backed & CMOs	1,151	2	-	-

Total	$7,639	$213	$3,503	$416

	June 30, 2010

U.S. Government and agency	$3,679	$27	$872	$2
Municipal obligations	5,712	129	3,884	392
Private label CMOs	467	14	374	101
Mortgage-backed & CMOs	6,729	38	-	-

Total	$16,587	$208	$5,130	$495

The table above shows the Company’s investment gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2011 and 2010.  37 and 48 securities were in an unrealized loss position as of June 30, 2011 and 2010, respectively.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 3:	Securities – continued

At June 30, 2011, 31 U.S. Government and agency securities and municipal obligations have unrealized losses with aggregate depreciation of less than 0.96% from the Company's amortized cost basis.  These unrealized losses are principally due to changes in interest rates and credit spreads.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts' reports.  Two municipal obligations have a rating below investment grade from the credit rating agencies.  The fair value of these securities represents less than 0.22% of the total fair value of all securities available for sale and their unrealized loss is of less than $1,000 as of June 30, 2011.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

At June 30, 2011, 5 mortgage backed and CMO securities have unrealized losses with aggregate depreciation of less than 0.06% from the Company’s cost basis. We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market. Management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected. In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. There has been no disruption of the scheduled cash flows on any of the securities. Management’s analysis as of June 30, 2011 revealed no expected credit losses on the securities. 1 of the CMO securities is non-agency securities (backed by Alt-A collateral) which has  a rating below investment grade from the credit rating agencies. The fair value of this security represents less than 0.21% of the total fair value of all securities available for sale and its unrealized loss is $14,000 as of June 30, 2011.

At June 30, 2011, 1 corporate obligation had an unrealized loss with aggregate depreciation of less than 0.02% from the Company's cost basis.  This unrealized loss is principally due to changes in interest rates.  No credit issues have been identified that cause management to believe the declines in market value are other than temporary.  In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 4:	Loans

A summary of the balances of loans follows:

	June 30,

	2011	2010
(Dollars in Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$70,003	$73,010
Commercial real estate	64,701	41,677
Real estate construction	5,020	7,016
Other loans:
Home equity	27,816	29,795
Consumer	9,343	9,613
Commercial	10,564	9,452
Subtotal	187,447	170,563
Less: Allowance for loan losses	(1,800)	(1,100)
Deferred loan fees, net	(176)	39

Total loans, net	$185,471	$169,502

Within the commercial real estate loan category above, $18,878,000 and $1,280,000 was guaranteed by the United States Department of Agriculture Rural Development, at June 30, 2011 and 2010, respectively.

The following is a summary of changes in the allowance for loan losses:

	June 30,

	2011	2010
(Dollars in Thousands)
Balance at beginning of period	$1,100	$525
Provision for loan losses	948	715
Loans charged off	(252)	(143)
Recoveries of loans previously charged off	4	3

Balance at end of period	$1,800	$1,100

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 4:	Loans – continued

Non-Performing Assets – The following table sets forth information regarding non-performing assets as of the dates indicated.  As of June 30, 2011 and 2010 the Company has no loans considered to be troubled debt restructuring within the meaning of ASC 310.

	June 30,	June 30,
	2011	2010
	(Dollars in Thousands)

Non-accrual loans	$2,939	$2,782
Accruing loans delinquent 90 days or more	-	29
Total nonperforming loans	2,939	2,811
Real estate owned and other repossessed assets, net	1,181	619
Total non-performing assets	$4,120	$3,430

Total non-performing assets as a percentage of total assets	1.24%	1.05%

Allowance for loan losses	$1,800	$1,100

Percent of allowance for loan losses to non-performing loans	61.2%	39.1%

Percent of allowance for loan losses to non-performing assets	43.7%	32.1%

The following table sets forth information regarding loans and non-performing assets by geographical location as of the dates indicated (dollars in thousands).

	June 30, 2011
	Helena	Bozeman	Butte	Townsend	Total

Non-accrual loans	$1,773	$1,138	$-	$28	$2,939
Accruing loans delinquent 90 days or more	-	-	-	-	-
Real estate owned and other repossessed assets, net	306	794	-	81	1,181
	$2,079	$1,932	$-	$109	$4,120

Total loans, net	$96,816	$41,916	$45,811	$928	$185,471

Percent of non-performing assets to loans	2.15%	4.61%	0.00%	11.75%	2.22%

	June 30, 2010
	Helena	Bozeman	Butte	Townsend	Total

Non-accrual loans	$1,094	$1,683	$-	$5	$2,782
Accruing loans delinquent 90 days or more	29	-	-	-	29
Real estate owned and other repossessed assets, net	-	396	-	223	619
	$1,123	$2,079	$-	$228	$3,430

Total loans, net	$92,379	$43,901	$32,036	$1,186	$169,502

Percent of non-performing assets to loans	1.22%	4.74%	0.00%	19.22%	2.02%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 4:	Loans – continued

The following table sets forth information regarding the activity in the allowance for loan losses for the year ended June 30, 2011 (dollars in thousands):

	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total

Allowance for credit losses:
Beginning balance, June 30, 2010	$391	$447	$110	$6	$78	$68	$1,100
Charge-offs	(75)	(130)	-	(30)	(17)	-	(252)
Recoveries	-	-	-	-	4	-	4
Provision	53	335	(92)	505	(8)	155	948
Ending balance, June 30, 2011	$369	$652	$18	$481	$57	$223	$1,800

Ending balance allocated to loans
individually evaluated for impairment	$111	$260	$-	$378	$14	$125	$888

Ending balance allocated to loans
collectively evaluated for impairment	$258	$392	$18	$103	$43	$98	$912

Loans receivable:

Ending balance June 30, 2011	$70,003	$64,701	$5,020	$27,816	$9,343	$10,564	$187,447

Ending balance of loans individually
evaluated for impairment
June 30, 2011	$1,411	$998	$721	$611	$135	$2,025	$5,901

Ending balance of loans collectively
evaluated for impairment
June 30, 2011	$68,592	$63,703	$4,299	$27,205	$9,208	$8,539	$181,546

The following table sets forth information regarding the internal classification of the loan portfolio as of June 30, 2011 (dollars in thousands):

	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Grade:
Pass	$68,592	$63,703	$4,299	$27,205	$9,208	$8,539	$181,546
Special mention	-	-	-	-	-	1,454	1,454
Substandard	1,300	738	721	233	121	446	3,559
Doubtful	-	-	-	-	-	-	-
Loss	111	260	-	378	14	125	888
Total	$70,003	$64,701	$5,020	$27,816	$9,343	$10,564	$187,447

Credit Risk Profile Based on Payment Activity

Performing	$68,579	$64,515	$4,370	$27,440	$9,287	$10,317	$184,508
Nonperforming	1,424	186	650	376	56	247	2,939
Total	$70,003	$64,701	$5,020	$27,816	$9,343	$10,564	$187,447

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 4:	Loans – continued

The following table sets forth information regarding impaired loans as of June 30, 2011 (dollars in thousands):

		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized

With no related allowance:
1-4 Family	$-	$-	$-	$-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Home equity	-	-	-	-
Consumer	-	-	-	-
Commerical	-	-	-	-

With a related allowance:
1-4 Family	289	400	111	-
Commercial real estate	179	268	89	-
Construction	479	650	171	-
Home equity	-	378	378	-
Consumer	-	14	14	-
Commerical	57	182	125	-

Total:
1-4 Family	289	400	111	-
Commercial real estate	179	268	89	-
Construction	479	650	171	-
Home equity	-	378	378	-
Consumer	-	14	14	-
Commerical	57	182	125	-
Total	$1,004	$1,892	$888	$-

The following table sets forth information regarding the delinquencies within the loan portfolio as of June 30, 2011 (dollars in thousands):

						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing

1-4 Family real estate	$638	$1,424	$2,062	$67,941	$70,003	$-
Commercial real estate	1,501	186	1,687	63,014	64,701	-
Construction	770	650	1,420	3,600	5,020	-
Home equity	132	376	508	27,308	27,816	-
Consumer	78	56	134	9,209	9,343	-
Commerical	-	247	247	10,317	10,564	-
Total	$3,119	$2,939	$6,058	$181,389	$187,447	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 4:	Loans – continued

Interest income not accrued on these loans and cash interest income was immaterial for the years ended June 30, 2011 and 2010. The allowance for loan losses on nonaccrual loans as of June 30, 2011 and 2010 was $817,000 and $380,000, respectively.  There were $1,892,000 ($1,004,000 net of loss reserves of $888,000) and $2,104,000 ($1,688,000 net of loss reserves of $416,000) of loans considered impaired at June 30, 2011 and 2010, respectively.

Loans are granted to directors and officers of the Company in the ordinary course of business.  Such loans are made in accordance with policies established for all loans of the Company, except that directors, officers, and employees may be eligible to receive discounts on loan origination costs.

Loans receivable from directors and senior officers, and their related parties, of the Company at June 30, 2011 and 2010, were $1,813,000 and $1,865,000, respectively.  During the year ended June 30, 2011, including loans serviced for others, total principal additions amounted to $868,000 and total principal payments amounted to $683,000.  Interest income from all these loans was $116,000 and $117,000 for the years ended June 30, 2011 and 2010, respectively.  The Bank serviced, for the benefit of others, $6,744,000 and $6,633,000 at June 30, 2011 and 2010, respectively, loans from directors and senior officers.

NOTE 5:	Foreclosed Assets

Foreclosed assets are presented net of an allowance for losses. An analysis of the allowance for losses on foreclosed assets is as follows:

	June 30,

	2011	2010
(Dollars in Thousands)
Balance at beginning of period	$-	$-
Provision for losses	201	-
Charge-offs	(12)	-

Balance at end of period	$189	$-

NOTE 6:	Mortgage Servicing Rights

The Company is servicing loans for the benefit of others totaling approximately $343,750,000 and $297,423,000 at June 30, 2011 and 2010, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $2,569,000 and $2,260,000 at June 30, 2011 and 2010, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 6:	Mortgage Servicing Rights – continued

The following is a summary of activity in mortgage servicing rights and the valuation allowance:

	Years Ended June 30,

	2011	2010
(Dollars in Thousands)
Mortgage servicing rights
Balance at beginning of period	$2,337	$2,208
Mortgage servicing rights capitalized	963	616
Amortization of mortgage servicing rights	(1,158)	(487)
Balance at end of period	2,142	2,337
Valuation allowance
Balance at beginning of period	-	-
Provision (credited) to operations	-	-
Balance at end of period	-	-

Net mortgage servicing rights	$2,142	$2,337

The fair values of these rights were $2,871,000 and $2,400,000 at June 30, 2011 and June 30, 2010, respectively.  The fair value of servicing rights was determined using discount rates ranging from 9.0% to 20.0%, prepayment speeds ranging from 140% to 324% PSA, depending on stratification of the specific right.  The fair value was also adjusted for the affect of potential past dues and foreclosures.

NOTE 7:	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	June 30,

	2011	2010
(Dollars in Thousands)
Land, buildings, and improvements	$19,189	$18,504
Furniture and equipment	4,246	4,369
	23,435	22,873
Accumulated depreciation	(7,284)	(7,025)

	$16,151	$15,848

Depreciation expense totaled $739,000 and $651,000 for the years ended June 30, 2011 and 2010, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 8:	Deposits

The composition of deposits is summarized as follows:

	June 30,

	2011	2010
(Dollars in Thousands)
Noninterest checking	$19,052	$18,376
Interest bearing checking (0.05%, 0.15%)	40,352	34,658
Passbook savings (0.10%, 0.21%)	36,945	30,875
Money market accounts (0.12%, 0.24%)	28,284	29,021
Time certificates of deposits
(2011 - 0.25% - 4.64%, 2010 - .50% - 4.64%)	84,553	85,009

	$209,186	$197,939

The weighted average cost of deposit funds was 0.57% and 0.85% at June 30, 2011 and 2010, respectively.

At June 30, 2011, the scheduled maturities of time deposits are as follows:

(Dollars in Thousands)
Within one year	$62,313
One to two years	12,460
Two to three years	4,781
Three to four years	4,414
Thereafter	585

Total	$84,553

Interest expense on deposits is summarized as follows:

	Years Ended June 30,

	2011	2010
(Dollars in Thousands)
Checking	$28	$72
Passbook savings	48	92
Money market accounts	46	117
Time certificates of deposits	1,270	1,880

	$1,392	$2,161

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 8:	Deposits – continued

As of May 20, 2009 FDIC insurance covers deposits up to $250,000 through December 31, 2013.   On July 21, 2010, this coverage was made permanent with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  At June 30, 2011 the Company held $16,754,000 in deposit accounts that included balances of $250,000 or more.  Non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  At June 30, 2011 the Company held $19,052,000, in noninterest bearing accounts.

At June 30, 2011 and 2010, the Company reclassified $62,000 and $53,000, respectively, in overdrawn deposits as loans.

Directors’ and senior officers’ deposit accounts at June 30, 2011 and 2010, were $266,000 and $235,000, respectively.

NOTE 9:	Advances from the Federal Home Loan Bank and Other Borrowings

Advances from the Federal Home Loan Bank of Seattle and other borrowings mature as follows:

	June 30,

	2011	2010
(Dollars in Thousands)
Within one year	$18,200	$13,224
One to two years	16,200	18,000
Two to three years	9,200	16,000
Three to four years	9,200	9,000
Four to five years	7,200	9,000
Thereafter	896	2,000

Total	$60,896	$67,224

Federal Home Loan Advances

The advances are due at maturity, with the exception of one advance, totaling, $5,000,000, that is callable at the FHLB of Seattle’s option.  The advances are subject to prepayment penalties.  The interest rates on these advances are fixed.  The advances are collateralized by investment securities pledged to the FHLB of Seattle and a blanket pledge of the Bank’s 1-4 family residential mortgage portfolio.  The carrying value of the securities collateralized for these advances was $49,000 as of June 30, 2011.  At June 30, 2011 and 2010, the Company exceeded the collateral requirements of the FHLB.  The Company’s investment in FHLB stock is also pledged as collateral on these advances.  The total FHLB funding line available to the Company at June 30, 2011, was 30% of total Bank assets, or approximately $95.7 million.  The balance of advances was $37,896,000 and $44,224,000 at June 30, 2011 and 2010, respectively.

Other Borrowings

The Bank had $23,000,000 in structured repurchase agreements with PNC Financial Service Group, Inc. (“PNC”) at June 30, 2011, and 2010.  These agreements are collateralized by corporate and municipal securities.  The carrying value of these securities was $26,948,000 as of June 30, 2011. These agreements include terms, under certain conditions, which allow PNC to exercise a call option.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 9:	Advances from the Federal Home Loan Bank and Other Borrowings – continued

Federal Funds Purchased

The Bank has a $7,000,000 Federal Funds line of credit with PNC. The balance was $0 as of June 30, 2011 and 2010.

The Bank has a $10,000,000 Federal Funds line of credit with Zions Bank. The balance was $0 as of June 30, 2011 and 2010.

Federal Reserve Bank Discount Window

For additional liquidity sources, the Bank has a credit facility at the Federal Reserve Bank’s Discount Window.  The amount available to the Bank is limited by various collateral requirements.  The Bank has pledged one Agency security at the Federal Reserve Bank that had a total carrying value of $2,110,000 as of June 30, 2011.  The account had $0 balance as of June 30, 2011 and 2010.

For all borrowings outstanding the weighted average interest rate for advances at June 30, 2011 and 2010 was 3.79% and 3.78%, respectively.  The weighted average amount outstanding was $69,163,000 and $71,245,000 for the years ended June 30, 2011 and 2010, respectively.

The maximum amount outstanding at any month-end was $68,346,000 and $68,500,000 during the years ended June 30, 2011 and 2010, respectively.

NOTE 10:	Subordinated Debentures

On September 28, 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to Eagle Bancorp Statutory Trust I (“the Trust”).  The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000.  Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders on December 15, 2005.  The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 15, 2010 then became variable at 3-Month LIBOR plus 1.42%, making the rate 1.667% as of June 30, 2011.  Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years.  The preferred securities mature in December 15, 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date to as early as December 15, 2010.

For the years ended June 30, 2011 and June 30, 2010, interest expense on the subordinated debentures was $192,000 and $309,000, respectively.

Subordinated debt may be included in regulatory Tier 1 capital subject to a limitation that such amounts not exceed 25% of Tier 1 capital.  The remainder of subordinated debt is included in Tier II capital. There is no limitation for inclusion of subordinated debt in total risk-based capital and, as such, all subordinated debt was included in total risk-based capital.

NOTE 11:	Legal Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 12:	Income Taxes

The components of the Company’s income tax provision are as follows:

	Years Ended June 30,

	2011	2010
(Dollars in Thousands)
Current
U.S. federal	$1,436	$(894)
Montana	389	(247)
	1,825	(1,141)
Deferred
U.S. federal	(600)	1,697
Montana	(169)	479
	(769)	2,176

Total	$1,056	$1,035

The nature and components of deferred tax assets and liabilities, which are a component of other liabilities in 2011 and other assets in 2010 in the accompanying statement of financial condition, are as follows:

	June 30,

	2011	2010
(Dollars in Thousands)
Deferred tax assets:
Deferred compensation	$345	$278
Loans receivable	402	130
Deferred loan fees	69	13
Other	311	17
Total deferred tax assets	1,127	438
Deferred tax liabilities:
Premises and equipment	852	1,017
FHLB stock	474	389
Securities available-for-sale & preferred stock FASB ASC 825	823	551
Unrealized gain on hedging	5	102
Total deferred tax liabilities	2,154	2,059

Net deferred tax liability	$(1,027)	$(1,621)

The Company believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations.  Accordingly, these assets have not been reduced by a valuation allowance.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 12:	Income Taxes – continued

A reconciliation of the Company’s effective income tax provision to the statutory federal income tax rate is as follows:

	Years Ended June 30,

	2011	2010
(Dollars in Thousands)

Federal income taxes at the statutory rate of 34%	$1,178	$1,173
State income taxes	235	233
Nontaxable income	(563)	(541)
Other, net	206	170

Income tax expense	$1,056	$1,035

Effective tax rate	30.5%	30.0%

Prior to January 1, 1987, the Company was allowed a special bad debt deduction limited generally in the current year to 32% (net of preference tax) of otherwise taxable income and subject to certain limitations based on aggregate loans and savings account balances at the end of the year.  If the amounts that qualified as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, they will be subject to federal income tax at the then current corporate rate.  Retained earnings include approximately $852,000 at both June 30, 2011 and 2010, for which federal income tax has not been provided.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 13:	Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income” that are reported directly in stockholders’ equity, such as the change during the period in the after-tax net unrealized gain or loss on securities available-for-sale.

The Company’s other comprehensive income is summarized as follows for the years ended June 30:

	2011	2010
(Dollars in Thousands)
Net unrealized holding gain arising during the year:
Available for sale securities, net of related income
tax expense of $278 and $831, respectively	$648	$1,938

Forward delivery commitments, net of related
income tax (benefit) expense of ($97) and $82, respectively	(226)	191

Reclassification adjustment for net realized gain
included in net income, net of related income
tax expense of $6 and $9, respectively	(12)	(23)

Other comprehensive income	$410	$2,106

NOTE 14:	Supplemental Cash Flow Information

	Years Ended June 30,

	2011	2010
(Dollars in Thousands)
Supplemental Cash Flow Information
Cash paid during the year for interest	$4,108	$5,115
Cash paid during the year for income taxes	881	603
Non-Cash Investing Activities
Increase in market value of securities available for sale	$909	$2,737
Mortgage servicing rights capitalized	963	617
Loans transferred to real estate and other assets
acquired in foreclosure	930	619
ESOP shares released	173	151

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 15:	Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined).  Management believes, as of June 30, 2011 and 2010, that the Bank meets all capital adequacy requirements to which it is subject.

The most recent notification from the Office of Thrift Supervision (“OTS”) (as of September 7, 2010) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table below.  The Bank’s actual capital amounts and ratios are presented in the table below:

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 15:	Regulatory Capital Requirements – continued

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
(Dollars in Thousands)	Actual		Requirement		Action Provisions

June 30, 2011:	Amount	Ratio	Amount	Ratio	Amount		Ratio

Total Risk-based Capital
to Risk Weighted Assets
Consolidated	$56,462	26.19%	$17,248	8.00%	$	N/A	N/A	%
Bank	41,887	19.70	17,007	8.00		21,259	10.00

Tier I Capital to
Risk Weighted Assets
Consolidated	55,551	25.77	8,624	4.00		N/A	N/A
Bank	40,975	19.27	8,504	4.00		12,755	6.00

Tier I Capital to
Adjusted Total Assets
Consolidated	55,551	16.92	9,850	3.00		N/A	N/A
Bank	40,975	13.05	9,421	3.00		15,701	5.00

Tangible Capital to
Adjusted Total Assets
Consolidated	55,551	16.92	4,925	1.50		N/A	N/A
Bank	40,975	13.05	4,710	1.50		N/A	N/A

June 30, 2010:

Total Risk-based Capital
to Risk Weighted Assets
Consolidated	$56,591	26.47%	$17,103	8.00%	$	N/A	N/A	%
Bank	41,223	19.63	16,799	8.00		20,999	10.00

Tier I Capital to
Risk Weighted Assets
Consolidated	55,908	26.15	8,551	4.00		N/A	N/A
Bank	40,539	19.31	8,400	4.00		12,599	6.00

Tier I Capital to
Adjusted Total Assets
Consolidated	55,908	17.12	9,798	3.00		N/A	N/A
Bank	40,539	13.10	9,282	3.00		15,471	5.00

Tangible Capital to
Adjusted Total Assets
Consolidated	55,908	17.12	4,899	1.50		N/A	N/A
Bank	40,539	13.10	4,641	1.50		N/A	N/A

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 15:	Regulatory Capital Requirements – continued

A reconciliation of the Bank’s capital (in thousands) determined by generally accepted accounting principles to capital defined for regulatory purposes, is as follows:

	June 30,

	2011	2010
(Dollars in Thousands)
Capital determined by generally
accepted accounting principles	$42,744	$42,009
Unrealized (gain) loss on securities available-for-sale	(1,757)	(1,232)
Unrealized gain on forward delivery commitments	(12)	(238)
Tier I (core) capital	40,975	40,539
General allowance for loan losses	912	684

Total risk based capital	$41,887	$41,223

Dividend Limitations

Under OTS regulations that became effective April 1, 1999, savings associations such as the Bank generally may declare annual cash dividends up to an amount equal to net income for the current year plus net income retained for the two preceding years.  Dividends in excess of such amount require OTS approval.  The Bank has paid dividends totaling $2,053,000 and $1,000,000 to the Company during the years ended June 30, 2011, and 2010, respectively.  The Company had paid quarterly dividends of $.07 per share per quarter for the year ended June 30, 2011.    The Company had paid quarterly dividends of $.06842 per share ($.26 on a pre converted basis with regards to the conversion that occurred on April 5, 2010) to its shareholders for the year ended June 30, 2010.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 15:	Regulatory Capital Requirements – continued

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

NOTE 16:	Related Party Transactions

The Bank has contracted with a subsidiary of a company which is partially owned by one of the Company’s directors.  The Bank paid $75,000 during the year ended June 30, 2011 for support services, and an additional $45,000 for computer hardware and software used by the Bank for its computer network.  For the year ended June 30, 2010, expenditures were $103,000 for support services and $157,000 for computer hardware and software.

In 2007, the Bank also made a construction loan, in the normal course of lending, to this same affiliated entity for the construction of an office building.  In fiscal 2008 the construction was completed and the loan was refinanced into $7,500,000 permanent financing.  On July 9, 2008, 80 percent, or $6.0 million was sold to the Montana Board of Investments.  As of June 30, 2011 this loan’s principal balance was $6,890,000 ($1,378,000 net of participation sold). The Bank maintains the servicing for this loan and the loan is current.

NOTE 17:	Employee Benefits

Profit Sharing Plan

The Company provides a noncontributory profit sharing plan for eligible employees who have completed one year of service.  The amount of the Company’s annual contribution, limited to a maximum of 15% of qualified employees’ salaries, is determined by the Board of Directors.  Profit sharing expense was $162,000 and $169,000 for the years ended June 30, 2011 and 2010, respectively.

The Company’s profit sharing plan includes a 401(k) feature.  At the discretion of the Board of Directors, the Company may match up to 50% of participants’ contributions up to a maximum of 4% of participants’ salaries.  For the years ended June 30, 2011 and 2010, the Company’s match totaled $53,000 and $48,000, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 17:	Employee Benefits – continued

Deferred Compensation Plans

The Company has entered into deferred compensation contracts with current key employees.  The contracts provide fixed benefits payable in equal annual installments upon retirement.  The Company purchased life insurance contracts that may be used to fund the payments.  The charge to expense is based on the present value computations of anticipated liabilities.  For the years ended June 30, 2011 and 2010, the total expense was $104,000 and $106,000, respectively.    The Company has recorded a liability for the deferred compensation plan of $946,000 and $926,000 at June 30, 2011 and 2010, respectively, which is included in the balance of accrued expenses and other liabilities.

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

Total ESOP expenses of $121,000 and $123,000 were recognized in fiscal 2011 and 2010, respectively. 16,616 shares were released and allocated to participants during the year ended June 30, 2011.  The cost of the 172,218 ESOP shares ($1,722,000 at June 30, 2011) that have not yet been allocated or committed to be released to participants is deducted from stockholders’ equity.  The fair value of these shares was approximately $1,841,000 at that date.

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

There were no stock options granted under the Plan as of June 30, 2011.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 18:	Financial Instruments and Off-Balance-Sheet Activities

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

The notional amounts of the Company’s commitments to extend credit at fixed and variable interest rates were approximately $5,016,000 and $9,029,000 at June 30, 2011 and 2010, respectively.  Fixed rate commitments are extended at rates ranging from 3.75% to 6.75% and 4.00% to 8.00% at June 30, 2011 and 2010, respectively.  The Company has lines of credit representing credit risk of approximately $66,460,000 and $59,373,000 at June 30, 2011 and 2010, respectively, of which approximately $34,406,000 and $32,012,000 had been drawn at June 30, 2011 and 2010, respectively. The Company has credit cards issued representing credit risk of approximately $652,000 and $727,000 at June 30, 2011 and 2010, respectively, of which approximately $43,000 and $30,000 had been drawn at June 30, 2011 and 2010, respectively.  The Company has letters of credits issued representing credit risk of approximately $5,365,000 and $2,432,000 at June 30, 2011 and 2010, respectively.

Derivative loan commitments – Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential mortgage loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the rate lock.

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of interest rate lock commitments was $4,076,000 and $8,205,000 at June 30, 2011 and 2010, respectively.  The fair value of such commitments was insignificant.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 18:	Financial Instruments and Off-Balance-Sheet Activities – continued

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

As of June 30, 2011 and 2010, the Company had entered into commitments to deliver approximately $1,779,000 and $7,437,000 respectively, in loans to various investors, all at fixed interest rates ranging from 3.50% to 4.75 % and 2.75% to 7.125% at June 30, 2011 and 2010, respectively.  The Company had approximately $18,000 and $340,000 of gains deferred as a result of the forward delivery commitments entered into as of June 30, 2011 and 2010, respectively.  The fair value of such commitments is insignificant.

The Company did not have any gains or losses reclassified into earnings as a result of the ineffectiveness of its hedging activities.  The Company considers its hedging activities to be highly effective.

The Company did not have any gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time frame as of June 30, 2011.

The Company has no other off-balance-sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the financial statements.

NOTE 19:	Derivatives and Hedging Activities

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 19:	Derivatives and Hedging Activities – continued

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

The fixed rate loan hedged has an original maturity of 20 years and is not callable.  This loan is hedged with a “pay fixed rate, receive variable rate” swap with a similar notional amount, maturity, and fixed rate coupons. The swap is not callable. At June 30, 2011, the loan had an outstanding principal balance of $11,857,000, and the interest rate swap had a notional value of $11,857,000.

Effect of Derivative Instruments on Statement of Financial Condition
Fair Value of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In Thousands)	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated
as hedging instruments
under ASC 815	Other
Interest rate contracts	Assets	$650	n/a	$-	n/a	$-	n/a/	$-

Change in fair value of
financial instrument being
hedged under ASC 815
Interest rate contracts	Loans	$(452)	n/a	$-	n/a	$-	n/a/	$-

	Effect of Derivative Instruments on Statement of Income
	For the Twelve Months Ended June 30, 2011 and 2010

(In Thousands)			Amount of
		Location of	Gain or (Loss)
	Derivatives Designated	Gain or (Loss)	Recognized in
	as Hedging Instruments	Recognized in	Income on Derivative
	Under ASC 815	Income on Derivative	2011	2010

	Interest rate contracts	Noninterest income	$198	$-

Refer to Note 18 for additional information regarding the Company’s use of derivative loan commitments and forward delivery commitments.  These derivative instruments are not designated as hedging instruments.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 20:	Fair Value Disclosures

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

The fair value hierarchy is as follows:

■	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

■
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

■	Level 3 Inputs - Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 20:	Fair Value Disclosures – continued

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 20:	Fair Value Disclosures – continued

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	June 30, 2011
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial Assets:
Available for sale securities
U.S. Government and agency	$-	26,208	$-	$26,208
Municipal obligations	-	39,186	-	39,186
Corporate obligations	-	6,216	-	6,216
Mortgage-backed securities	-	-	-	-
government backed	-	6,372	-	6,372
Private lable CMOs	-	291	-	291
CMOs - government backed	-	24,427	-	24,427
Loan subject to fair value hedge	-	-	11,405	11,405
Loans held-for-sale	-	1,784	-	1,784
Derivative financial instruments	-	-	650	650

	June 30, 2010
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial Assets:
Available for sale securities
U.S. Government and agency	$-	$32,241	$-	$32,241
Municipal obligations	-	35,412	-	35,412
Corporate obligations	-	7,451	-	7,451
Mortgage-backed securities	-	-	-	-
government backed	-	1,755	-	1,755
Private lable CMOs	-	842	-	842
CMOs - government backed	-	36,827	-	36,827
Loans held-for-sale	-	7,695	-	7,695

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 20:	Fair Value Disclosures – continued

The following table presents, for the year ended June 30, 2011, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

		Total Realized/
		Unrealized Gains	Purchases,
	Balance	(Losses) Included	Sales,	Balance
	as of	in Noninterest	Issuances, and	as of
	July 1, 2010	Income	Settlements, net	June 30, 2011
	(In thousands)
Financial Assets:
Loan subject to fair value hedge	$-	$(452)	$11,857	$11,405
Derivative financial instruments		650	-	650

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of June 30, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	June 30, 2011
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Impaired loans	$-	$-	$1,004	$1,004
Repossessed assets	-	-	1,181	1,181

	June 30, 2010
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Impaired loans	$-	$-	$1,688	$1,688
Repossessed assets	-	-	619	619

During the year ended June 30, 2011, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $1,892,000 were reduced by specific valuation allowance allocations totaling $888,000 to a total reported fair value of $1,004,000 based on collateral valuations utilizing Level 3 valuation inputs.

Those financial instruments not subject to the implementation of FASB ASC 820 are required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. Below is a table that summarizes the fair market values of all financial instruments of the Company at June 30, 2011 and 2010, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments not covered by FASB ASC 820.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 20:	Fair Value Disclosures – continued

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

	June 30,

	2011		2010

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in Thousands)	Amount	Value	Amount	Value

Financial Assets:
Cash and cash equivalents	$9,540	$9,540	$3,509	$3,509
Securities held-to-maturity	-	-	125	125
FHLB stock	2,003	2,003	2,003	2,003
Loans receivable, net	185,471	192,361	169,502	176,037
Accrued interest on dividends receivable	1,558	1,558	1,610	1,610
Mortage servicing rights	2,142	2,871	2,337	2,400
Cash surrender value of life insurance	6,900	6,900	6,691	6,691
Financial Liabilities:
Deposits	124,633	124,633	112,930	112,930
Time certificates of deposit	84,553	85,719	85,009	86,770
Accrued expenses and other liabilities	3,371	3,371	2,989	2,989
Advances from the FHLB & other borrowings	60,896	63,612	67,224	66,117
Subordinated debentures	5,155	3,779	5,155	3,872
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-
Commitments to extend credit	-	-	-	-
Rate lock commitments	-	-	-	-

The following methods and assumptions were used by the Company in estimating the fair value of the following classes of financial instruments.

Cash, interest-bearing accounts, accrued interest and dividend receivable, and accrued expenses and other liabilities – The carrying amounts approximate fair value due to the relatively short period of time between the origination of these instruments and their expected realization.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 20:	Fair Value Disclosures – continued

Securities held to maturity – Securities classified as held to maturity are reported at amortized cost. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

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

Mortgage servicing rights – The fair value of servicing rights was determined using discount rates ranging from 9.0% to 20.0%, prepayment speeds ranging from 140% to 324% PSA, depending on stratification of the specific right.  The fair value was also adjusted for the affect of potential past dues and foreclosures.

Deposits and time certificates of deposit – The fair value of deposits with no stated maturity, such as checking, passbook, and money market, is equal to the amount payable on demand.  The fair value of time certificates of deposit is based on the discounted value of contractual cash flows.  The discount rate is estimated using the rates currently offered for deposits of similar maturities.

Advances from the FHLB & Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective June 30, 2011 and 2010, respectively if the borrowings repriced according to their stated terms.

Off-balance-sheet instruments - Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fair values of these financial instruments are considered insignificant.  Additionally, those financial instruments have no carrying value.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 21:	Condensed Parent Company Financial Statements

Set forth below is the condensed statements of financial condition as of June 30, 2011 and 2010, of Eagle Bancorp Montana, Inc. together with the related condensed statements of income and cash flows for the years ended June 30, 2011 and 2010.

Condensed Statements of Financial Condition
(Dollars in Thousands)
	2011	2010

Assets
Cash and cash equivalents	$337	$301
Securities available for sale	14,230	14,892
Investment in Eagle Bancorp Statutory Trust I	155	155
Investment in American Federal Savings Bank	42,744	42,010
Other assets	253	242

Total assets	$57,719	$57,600

Liabilities and stockholders' equity
Accounts payable and accrued expenses	79	13
Long-term subordinated debt	5,155	5,155
Stockholders' Equity	52,485	52,432

Total liabilities and stockholders' equity	$57,719	$57,600

Condensed Statements of Income
(Dollars in Thousands)
	2011	2010

Interest income	$467	$387
Interest expense	(191)	(310)
Noninterest expense	(389)	(144)
Loss before income taxes	(113)	(67)
Income tax benefit	(35)	(20)
Loss before equity in undistributed
earnings of American Federal Savings Bank	(78)	(47)
Equity in undistributed earnings
of American Federal Savings Bank	2,488	2,461

Net income	$2,410	$2,414

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 21:	Condensed Parent Company Financial Statements – continued

Condensed Statements of Cash Flow
(Dollars in Thousands)
	2011	2010

Cash flows from operating activities
Net income	$2,410	$2,414
Adjustments to reconcile net income
to net cash used in operating activities:
Equity in undistributed earnings
of American Federal Savings Bank	(2,488)	(2,461)
Other adjustments, net	16	(165)
Net cash used in operating activities	(62)	(212)

Cash flows from investing activities
Cash contribution from American Federal Savings Bank	2,053	1,000
Cash contribution to American Federal Savings Bank	-	(12,000)
Activity in available for sale securities
Sales	1,552	8
Maturities, prepayments and calls	3,581	912
Purchases	(4,311)	(9,830)
Net cash provided by (used in) investing activities	2,875	(19,910)

Cash flows from financing activities
Common stock issued	-	22,574
ESOP payments and dividends	163	136
ESOP shares purchased	-	(1,971)
Payments to purchase treasury stock	(1,796)	(22)
Dividends paid	(1,144)	(612)
Net cash (used in) provided by financing activities	(2,777)	20,105

Net change in cash and cash equivalents	36	(17)
Cash and cash equivalents at beginning of period	301	318

Cash and cash equivalents at end of period	$337	$301

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 22:	Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2011 and 2010:

	Year ended June 30, 2011

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Dollars in Thousands, except per share data)
Interest and dividend income	$3,775	$3,721	$3,773	$3,690
Interest expense	1,117	1,078	974	917
Net interest income	2,658	2,643	2,799	2,773
Loan loss provision	283	234	276	155
Net interest income after loan loss provision	2,375	2,409	2,523	2,618
Non interest income	1,496	1,397	944	786
Non interest expense	2,626	2,880	2,863	2,713
Income before income tax expense	1,245	926	604	691
Income tax expense	369	282	196	209
Net income	$876	$644	$408	$482

Comprehensive income (loss)	$1,189	$(1,884)	$19	$1,086
Basic earnings per common share	$0.22	$0.17	$0.11	$0.12
Diluted earnings per common share	$0.22	$0.17	$0.11	$0.12

	Year ended June 30, 2010

Interest and dividend income	$3,724	$3,798	$3,686	$3,690
Interest expense	1,341	1,353	1,216	1,186
Net interest income	2,383	2,445	2,470	2,504
Loan loss provision	135	107	214	259
Net interest income after loan loss provision	2,248	2,338	2,256	2,245
Non interest income	1,061	937	722	873
Non interest expense	2,103	2,485	2,254	2,389
Income before income tax expense	1,206	790	724	729
Income tax expense	362	237	244	192
Net income	$844	$553	$480	$537

Comprehensive income (loss)	$1,890	$(624)	$216	$624
Basic earnings per common share *	$0.20	$0.14	$0.12	$0.14
Diluted earnings per common share *	$0.18	$0.12	$0.10	$0.14

*calculated on a converted basis using a 3.8 to 1.0 exchange ratio

-48-