Form 10-Q
period 2011-09-30
Eagle Bancorp Montana, Inc.
filed 2011-11-14
CIK 1478454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____.

Commission file number 1-34682

Eagle Bancorp Montana, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	27-1449820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Prospect Avenue, Helena, MT 59601

(Address of principal executive offices)

(406) 442-3080

(Issuer's telephone number)

Website address: www.americanfederalsavingsbank.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ X  ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[ ]	Smaller reporting company [X]
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).   Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	3,890,287 shares outstanding
As of November 14, 2011

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	PAGE

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)

	September 30,	June 30,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$3,444	$2,703
Interest-bearing deposits with banks	2,159	1,837
Federal funds sold	5,000	5,000
Total cash and cash equivalents	10,603	9,540

Securities available-for-sale,
at market value	102,888	102,700
Federal Home Loan Bank stock, at cost	2,003	2,003
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	3,160	1,784
Loans receivable, net of deferred loan expenses
and allowance for loan losses of $1,550 at
September 30, 2011 and $1,800 at June 30, 2011	186,237	185,471
Accrued interest and dividends receivable	1,548	1,558
Mortgage servicing rights, net	2,133	2,142
Premises and equipment, net	16,017	16,151
Cash surrender value of life insurance	8,955	6,900
Real estate & other repossessed assets acquired in settlement of loans,
net of allowance for losses	1,303	1,181
Other assets	906	1,508

Total assets	$335,908	$331,093

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)

	September 30,	June 30,
	2011	2011
	(Unaudited)	(Audited)
LIABILITIES
Deposit accounts:
Noninterest bearing	$21,650	$19,052
Interest bearing	191,970	190,134
Total deposits	213,620	209,186

Accrued expenses and other liabilities	4,889	3,371
Federal funds purchased	-	-
FHLB advances and other borrowings	58,846	60,896
Subordinated debentures	5,155	5,155
Total liabilities	282,510	278,608

EQUITY
Preferred stock (no par value, 1,000,000 shares
authorized, none issued or outstanding)	-	-
Common stock (par value $0.01 per share;
8,000,000 shares authorized;
4,083,127 shares issued; 3,901,487 and
3,918,687 outstanding at
at September 30, 2011 and June 30, 2011, respectively)	41	41
Additional paid-in capital	22,112	22,110
Unallocated common stock held by employee
stock ownership plan ("ESOP")	(1,681)	(1,722)
Treasury stock, at cost	(1,981)	(1,796)
Retained earnings	32,068	31,918
Accumulated other comprehensive income	2,839	1,934
Total equity	53,398	52,485

Total liabilities and equity	$335,908	$331,093

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30,
	2011	2010
	(Unaudited)
Interest and Dividend Income:
Interest and fees on loans	$2,775	$2,805
Securities available-for-sale	872	963
Interest on deposits with banks	6	4
Total interest and dividend income	3,653	3,772

Interest Expense:
Deposits	289	403
FHLB advances & other borrowings	583	636
Subordinated debentures	22	75
Total interest expense	894	1,114

Net Interest Income	2,759	2,658
Loan loss provision	258	283
Net interest income after loan loss provision	2,501	2,375

Noninterest income:
Service charges on deposit accounts	190	201
Net gain on sale of loans	236	827
Mortgage loan servicing fees	228	209
Net gain on sale of available for sale securities	57	-
Net (loss) gain on fair value hedge FASB ASC 815	(330)	15
Other	188	183
Total noninterest income	569	1,435

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Continued)
 (Dollars in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30,
	2011	2010
	(Unaudited)
Noninterest expense:
Salaries and employee benefits	1,167	1,161
Occupancy and equipment expense	343	326
Data processing	151	109
Advertising	131	124
Amortization of mortgage servicing rights	93	259
Federal insurance premiums	30	63
Postage	25	32
Legal, accounting, and examination fees	72	97
Consulting fees	87	27
Other	356	367
Total noninterest expense	2,455	2,565

Income before provision for income taxes	615	1,245

Provision for income taxes	187	369

Net income	$428	$876

Basic earnings per common share	$0.11	$0.22

Diluted earnings per common share	$0.11	$0.22

Weighted average shares outstanding (basic eps)	3,739,610	3,895,598

Weighted average shares outstanding (diluted eps)	3,912,326	3,895,598

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
For the Three Months Ended September 30, 2011 and 2010
(Dollars in Thousands, Except for Per Share Data)

			ADDITIONAL				ACCUMULATED
			UNALLOCATED				OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME(LOSS)	TOTAL

Balance, June 30, 2010	$-	$41	$22,104	$(1,889)	$-	$30,652	$1,524	$52,432

Net income						876		876
Other comprehensive income							1,189	1,189

Total comprehensive income								2,065

Dividends paid ($0.07 per share)						(286)		(286)

ESOP shares allocated or committed to be released for allocation (4,107 shares)			(2)	41				39

Balance, September 30, 2010	$-	$41	$22,102	$(1,848)	$-	$31,242	$2,713	$54,250

Balance, June 30, 2011	$-	$41	$22,110	$(1,722)	$(1,796)	$31,918	$1,934	$52,485

Net income						428		428
Other comprehensive income							905	905

Total comprehensive income								1,333

Dividends paid ($0.07125 per share)						(278)		(278)

Treasury stock purchased					(185)			(185)

ESOP shares allocated or committed to be released for allocation (4,154 shares)			2	41				43

Balance, September 30, 2011	$-	$41	$22,112	$(1,681)	$(1,981)	$32,068	$2,839	$53,398

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$428	$876
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	258	283
Provision for OREO valuation losses	-	-
Depreciation	193	188
Net amortization of marketable securities premium and discounts	94	167
Amortization of capitalized mortgage servicing rights	93	259
Gain on sale of loans	(236)	(827)
Net realized (gain) loss on sale of available-for-sale securities	(57)	-
Increase in cash surrender value of life insurance	(55)	(54)
(Gain)/Loss on sale of property & equipment	-	2
Loss on sale of OREO	-	-
Loss (gain) fair value hedge, FASB ASC 815	330	(15)
Change in assets and liabilities:
(Increase) decrease in assets:
Accrued interest and dividends receivable	10	45
Loans held-for-sale	(1,095)	(56)
Other assets	602	95
Increase (decrease) in liabilities:
Accrued expenses and other liabilities	843	906
Net cash provided by operating activities	1,408	1,869

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities:
Investment securities available-for-sale	(2,682)	(1,620)
Proceeds from maturities, calls and principal payments:
Investment securities held-to-maturity	-	125
Investment securities available-for-sale	1,829	7,119
Purchase of bank owned life insurance	(2,000)	-
Proceeds from sale of securities available-for-sale	1,876	-
Proceeds from sale of property and equipment	-	1
Net increase in loan receivable, excludes transfers to real estate
acquired in settlement of loans	(1,229)	(9,912)
Proceeds from the sale of real estate acquired in the settlement of loans	-	-
Purchase of property and equipment	(60)	(69)
Net cash used in investing activities	(2,266)	(4,356)

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking and savings accounts	$4,434	$6,068
Net increase in federal funds purchased	-	1,055
Payments on FHLB advances	(2,050)	(5,252)
FHLB advances	-	-
Purchase of Treasury Stock	(185)	-
Dividends paid	(278)	(285)
Net cash provided by financing activities	1,921	1,586

Net increase in cash	1,063	(901)

CASH AND CASH EQUIVALENTS, beginning of period	9,540	3,509

CASH AND CASH EQUIVALENTS, end of period	$10,603	$2,608

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$898	$1,113

Cash paid during the period for income taxes	$-	$-

NON-CASH INVESTING ACTIVITIES:
Decrease (increase) in market value of securities available-for-sale	$1,248	$(1,931)

Mortgage servicing rights capitalized	$84	$302

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

The results of operations for the three month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2012 or any other period.  The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-K for the fiscal year ended June 30, 2011.

The Company evaluated subsequent events for potential recognition and/or disclosure through November 14, 2011 the date the consolidated financial statements were issued.

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

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:
(Dollars in thousands)

	September 30, 2011				June 30, 2011
	(Unaudited)				(Audited)
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Available-for-sale:
U.S. government and
agency obligations	$25,142	$695	$-	$25,837	$25,566	$648	$(6)	$26,208
Municipal obligations	39,050	2,495	(294)	41,251	38,450	1,342	(606)	39,186
Corporate obligations	5,974	147	(96)	6,025	5,987	230	(1)	6,216
Mortgage-backed securities -
government backed	8,016	292	(4)	8,304	6,189	183	-	6,372
CMOs - private label	286	-	(20)	266	305	-	(14)	291
CMOs - government backed	20,427	794	(16)	21,205	23,458	971	(2)	24,427

Total	$98,895	$4,423	$(430)	$102,888	$99,955	$3,374	$(629)	$102,700

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

The following table discloses, as of September 30, 2011 and June 30, 2011, the Company’s investment securities that have been in a continuous unrealized-loss position for less than twelve months and those that have been in a continuous unrealized-loss position for twelve or more months:

	September 30, 2011
	Less Than 12 Months		12 Months or Longer
	(In thousands)
	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

Corporate obligations	$853	$96	$-	$-
Municipal obligations	683	38	1,180	256
CMOs - private label	205	20	-	-
Mortgage-backed and CMOs	3,954	20	-	-

Total	$5,695	$174	$1,180	$256

	June 30, 2011
	Less Than 12 Months		12 Months or Longer
	(In thousands)
	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

U.S. government and agency	$916	$2	$1,789	$4
Corporate obligations	944	1	-	-
Municipal obligations	4,412	194	1,714	412
CMOs - private label	216	14	-	-
Mortgage-backed & CMOs	1,151	2	-	-

Total	$7,639	$213	$3,503	$416

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell or if it is more likely than not that it will be required to sell impaired debt securities.  In so doing, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives.  With respect to its impaired debt securities at September 30, 2011 and June 30, 2011, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired debt securities.

As of September 30, 2011 and June 30, 2011, there were, respectively, 28 and 37 securities in an unrealized loss position and were considered to be temporarily impaired and therefore an impairment charge has not been recorded.  All of such temporarily impaired investments are debt securities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

At September 30, 2011, 21 municipal obligations had unrealized losses with aggregate depreciation of less than 0.75% from the Company’s amortized cost basis of these securities.  We believe these unrealized losses are principally due to interest rate movements and recent credit concerns in the municipal bond market.  As such, the Company determined that none of such securities had other-than-temporary impairment.

At September 30, 2011, 1 corporate obligation had an unrealized loss with aggregate depreciation of less than 1.61% from the Company's cost basis.  This unrealized loss is principally due to changes in interest rates.  No credit issues have been identified that cause management to believe the declines in market value are other than temporary.  In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

At September 30, 2011, 6 mortgage backed and CMO securities had unrealized losses with aggregate depreciation of less than 0.14% from the Company’s cost basis of these securities.  We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market.  One of the CMO securities is a non-agency security.  At September 30, 2011 the fair value of this non-agency security was $205,000 with an unrealized loss of $20,000, or 9.76% of the Company’s amortized cost basis.  Management considers available evidence to assess whether it is more likely than not that all amounts due would not be collected.  In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates.  There has been no disruption of the scheduled cash flows on any of the securities.  Management’s analysis as of September 30, 2011 revealed no expected credit losses on these securities.

NOTE 3. LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30,	June 30,
	2011	2011
	(Unaudited)	(Audited)
	(In thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$68,680	$70,003
Commercial real estate	65,893	64,701
Real estate construction	4,277	5,020

Other loans:
Home equity	27,694	27,816
Consumer	9,057	9,343
Commercial	12,343	10,564

Total	187,944	187,447

Less: Allowance for loan losses	(1,550)	(1,800)
Add: Deferred loan expenses	(157)	(176)

Total	$186,237	$185,471

Within the commercial real estate loan category above, $18,766,000 and $18,878,000 was guaranteed by the United States Department of Agriculture Rural Development, at September 30, 2011 and June 30, 2011, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following is a summary of changes in the allowance for loan losses:

	Three Months	Three Months	Twelve Months
	Ended	Ended	Ended
	September 30,	September 30,	June 30,
	2011	2010	2011
	(Unaudited)	(Unaudited)	(Audited)
	(In thousands)

Balance, beginning of period	$1,800	$1,100	$1,100
Provision charged to operations	258	283	948
Charge-offs	(510)	(133)	(252)
Recoveries	2	-	4

Balance, end of period	$1,550	$1,250	$1,800

Non-Performing Assets – The following table sets forth information regarding non-performing assets as of the dates indicated.

	September 30,	June 30,
	2011	2011
	(Unaudited)	(Audited)
	(Dollars in Thousands)

Non-accrual loans	$5,074	$2,939
Accruing loans delinquent 90 days or more	-	-
Restructured loans	131	-
Real estate owned and other repossessed assets, net	1,303	1,181
Total	$6,508	$4,120

Total non-performing assets as a percentage of total assets	1.94%	1.24%

Allowance for loan losses	$1,550	$1,800

Percent of allowance for loan losses to non-performing assets	23.8%	43.7%

The following table sets forth information regarding loans and non-performing assets by geographical location as of the dates indicated (dollars in thousands).

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

	September 30, 2011
	Helena	Bozeman	Butte	Townsend	Total

Non-accrual loans	$2,793	$2,253	$-	$28	$5,074
Accruing loans delinquent 90 days or more			-	-	-
Restructured loans	131	-	-	-	131
Real estate owned and other repossessed assets, net	306	916	-	81	1,303
	$3,230	$3,169	$-	$109	$6,508

Total loans, net	$98,964	$41,313	$46,008	$1,502	$187,787

Percent of non-performing assets to loans	3.26%	7.67%	0.00%	7.26%	3.47%

	June 30, 2011

Non-accrual loans	$1,773	$1,138	$-	$28	$2,939
Accruing loans delinquent 90 days or more	-	-	-	-	-
Real estate owned and other repossessed assets, net	306	794	-	81	1,181
	$2,079	$1,932	$-	$109	$4,120

Total loans, net	$96,816	$41,916	$45,811	$928	$185,471

Percent of non-performing assets to loans	2.15%	4.61%	0.00%	11.75%	2.22%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following table sets forth information regarding the activity in the allowance for loan losses for the three months ended September 30, 2011 (dollars in thousands):

	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total

Allowance for credit losses:
Beginning balance, June 30, 2011	$369	$652	$18	$481	$57	$223	$1,800
Charge-offs	(125)	(36)	-	(335)	(14)	-	(510)
Recoveries					2		2
Provision	72	110	5	29	13	29	258
Ending balance, September 30, 2011	$316	$726	$23	$175	$58	$252	$1,550

Ending balance allocated to loans
individually evaluated for impairment	$-	$224	$-	$44	$1	$182	$451

Ending balance allocated to loans
collectively evaluated for impairment	$316	$502	$23	$131	$57	$70	$1,099

Loans receivable:

Ending balance September 30, 2011	$68,680	$65,893	$4,277	$27,694	$9,057	$12,343	$187,944

Ending balance of loans individually
evaluated for impairment
September 30, 2011	$1,261	$965	$721	$274	$128	$2,029	$5,378

Ending balance of loans collectively
evaluated for impairment
September 30, 2011	$67,419	$64,928	$3,556	$27,420	$8,929	$10,314	$182,566

The following table sets forth information regarding the internal classification of the loan portfolio as of September 30, 2011 (dollars in thousands):

	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Grade:
Pass	$67,419	$64,928	$3,556	$27,420	$8,929	$10,314	$182,566
Special mention	-	-	-	-	-	-	-
Substandard	1,261	741	721	230	127	1,847	4,927
Doubtful	-	-	-	-	-	-	-
Loss	-	224	-	44	1	182	451
Total	$68,680	$65,893	$4,277	$27,694	$9,057	$12,343	$187,944

Credit Risk Profile Based on Payment Activity

Performing	$67,203	$64,927	$3,556	$27,518	$9,007	$10,659	$182,870
Nonperforming	1,477	966	721	176	50	1,684	5,074
Total	$68,680	$65,893	$4,277	$27,694	$9,057	$12,343	$187,944

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following table sets forth information regarding the delinquencies within the loan portfolio as of September 30, 2011 (dollars in thousands):

						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing

1-4 Family real estate	$408	$1,477	$1,885	$66,795	$68,680	$-
Commercial real estate	373	966	1,339	64,554	65,893	-
Construction	-	721	721	3,556	4,277	-
Home equity	507	176	683	27,011	27,694	-
Consumer	84	50	134	8,923	9,057	-
Commerical	-	1,684	1,684	10,659	12,343	-
Total	$1,372	$5,074	$6,446	$181,498	$187,944	$-

The following table sets forth information regarding impaired loans as of September 30, 2011 (dollars in thousands):

		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized

With no related allowance:
1-4 Family	$-	$-	$-	$-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Home equity	-	-	-	-
Consumer	-	-	-	-
Commerical	-	-	-	-

With a related allowance:
1-4 Family	-	-	-	-
Commercial real estate	532	756	224	-
Construction	-	-	-	-
Home equity	-	44	44	-
Consumer	4	5	1	-
Commerical	-	182	182	-

Total:
1-4 Family	-	-	-	-
Commercial real estate	532	756	224	-
Construction	-	-	-	-
Home equity	-	44	44	-
Consumer	4	5	1	-
Commerical	-	182	182	-
Total	$536	$987	$451	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following table sets forth information regarding non-performing loans as of September 30, 2011 (dollars in thousands):

1-4 Family	$1,477
Commercial real estate	966
Construction	721
Home equity	176
Consumer	50
Commerical	1,684
Total	$5,074

The Company had $131,000 troubled debt restructured loans as of September 30, 2011.

NOTE 4. TROUBLE DEBT RESTRUCTURINGS

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the current period ended September 30, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (July 1, 2011) for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed receivables as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. At the end of the first interim period of adoption for the Company (September 30, 2011), the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $131,000 (310-40-65-1(b)), and the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $0  (310-40-65-1(b)).

Modification Categories
The Company offers a variety of modifications to borrowers. The modification categories offered can generally be described in the following categories:

Rate Modification – A modification in which the interest rate is changed.

Term Modification – A modification in which the maturity date, timing of payments, or frequency of payments is changed.

Interest Only Modification – A modification in which the loan is converted to interest only payments for a period of time.

Payment Modification – A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

Combination Modification – Any other type of modification, including the use of multiple categories above.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. TROUBLE DEBT RESTRUCTURINGS - continued

The following tables present troubled debt restructurings as of September 30, 2011 and June 30, 2011:

September 30, 2011
	Accrual	Non-Accrual	Total
	Status	Status	Modification

Residential Mortgage (1-4 family)	-	-	-
Commercial Real Estate	131	-	131
Real estate construction	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Commercial	-	-	-
Total	$131	$-	$131

June 30, 2011
	Accrual	Non-Accrual	Total
	Status	Status	Modification

Residential Mortgage (1-4 family)	-	-	-
Commercial Real Estate	-	-	-
Real estate construction	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Commercial	-	-	-
Total	$-	$-	$-

The Bank’s policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appear relatively certain.  The Bank’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. TROUBLE DEBT RESTRUCTURINGS - continued

The following tables present newly restructured loans that occurred during the three months ended September 30, 2011:

Three months ended
September 30, 2011
	Rate	Term	Interest Only	Payment	Combination	Total
	Modification	Modification	Modification	Modification	Modification	Modification
Pre-modification Outstanding
Recorded Investment:
Residential Mortgage (1-4 family)	$-	$-	$-	$-	$-	$-
Commercial Real Estate	139	-	-	-	-	139
Real estate construction	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Total	$139	$-	$-	$-	$-	$139

Three months ended
September 30, 2011
	Rate	Term	Interest Only	Payment	Combination	Total
	Modification	Modification	Modification	Modification	Modification	Modification
Post-modification Outstanding
Recorded Investment:
Residential Mortgage (1-4 family)	$-	$-	$-	$-	$-	$-
Commercial Real Estate	131	-	-	-	-	131
Real estate construction	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Total	$131	$-	$-	$-	$-	$131

NOTE 5. DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	September 30,	June 30,
	2011	2011
	(Unaudited)	(Audited)

Noninterest checking	$21,650	$19,052
Interest-bearing checking	42,746	40,352
Statement savings	37,293	36,945
Money market	28,654	28,284
Time certificates of deposit	83,277	84,553
Total	$213,620	$209,186

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. EARNINGS PER SHARE

Basic earnings per share for the three months ended September 30, 2011 was computed using 3,739,610 weighted average shares outstanding. Basic earnings per share for the three months ended September 30, 2010 was computed using 3,895,598 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased.  The weighted average shares outstanding for the diluted earnings per share calculations was 3,912,326 for the three months ended September 30, 2011 and 3,895,598 for the three months ended September 30, 2010.

NOTE 7. DIVIDENDS AND STOCK REPURCHASE PROGRAM

For the fiscal year July 1, 2011 through June 30, 2012, Eagle has paid dividends of $0.07125 per share on August 26, 2011.  A dividend of $0.07125 per share was declared on October 20, 2011, payable November 25, 2011 to stockholders of record on November 4, 2011.

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

The hedged fixed rate loan has an original maturity of 20 years and is not callable.  This loan is hedged with a “pay fixed rate, receive variable rate” swap with a similar notional amount, maturity, and fixed rate coupons. The swap is not callable. At September 30, 2011, the loan had an outstanding principal balance of $11,780,000, and the interest rate swap had a notional value of $11,780,000.

Effect of Derivative Instruments on Statement of Financial Condition
Fair Value of Derivative Instruments

	Asset Derivatives				Liabilities Derivatives
(In Thousands)	September 30, 2011		June 30, 2011		September 30, 2011		June 30, 2011
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated
as hedging instruments
under ASC 815			Other		Other
Interest rate contracts	n/a	$-	Assets	$650	Liability	$715	n/a	$-

Change in fair value of
financial instrument being
hedged under ASC 815
Interest rate contracts	Loans	$583	Loans	$(452)	n/a	$-	n/a	$-

Effect of Derivative Instruments on Statement of Income
For the Three Months Ended September 30, 2011 and 2010

(In Thousands)			Amount of
		Location of	Gain or (Loss)
	Derivatives Designated	Gain or (Loss)	Recognized in
	as Hedging Instruments	Recognized in	Income on Derivative
	Under ASC 815	Income on Derivative	2011	2010

	Interest rate contracts	Noninterest income	$ (330)	$ 15

NOTE 9:     FAIR VALUE DISCLOSURES

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

NOTE 9:    FAIR VALUE DISCLOSURES - continued

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

NOTE 9:    FAIR VALUE DISCLOSURES - continued

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2011 and June 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	September 30, 2011
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial Assets:
Available for sale securities
U.S. Government and agency	$-	25,837	$-	$25,837
Municipal obligations	-	41,251	-	41,251
Corporate obligations	-	6,025	-	6,025
Mortgage backed securities
government backed	-	8,304	-	8,304
Private lable CMOs	-	266	-	266
CMOs - government backed	-	21,205	-	21,205
Loan subject to fair value hedge	-	-	12,363	12,363
Loans held-for-sale	-	3,160	-	3,160
Financial Liability:
Derivative financial instruments	-	-	715	715

	June 30, 2011
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial Assets:
Available for sale securities
U.S. Government and agency	$-	26,208	$-	$26,208
Municipal obligations	-	39,186	-	39,186
Corporate obligations	-	6,216	-	6,216
Mortgage-backed securities	-	-	-	-
government backed	-	6,372	-	6,372
Private lable CMOs	-	291	-	291
CMOs - government backed	-	24,427	-	24,427
Loan subject to fair value hedge	-	-	11,405	11,405
Loans held-for-sale	-	1,784	-	1,784
Derivative financial instruments	-	-	650	650

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9:    FAIR VALUE DISCLOSURES - continued

The following table presents, for the quarter ended September 30, 2011, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

		Total Realized/
		Unrealized Gains	Purchases,
	Balance	(Losses) Included	Sales,	Balance
	as of	in Noninterest	Issuances, and	as of
	July 1, 2011	Income	Settlements, net	September 30, 2011
	(In thousands)
Financial Assets (Liability):
Loan subject to fair value hedge	$11,405	$1,035	$(77)	$12,363
Derivative financial instruments	650	(1,365)	-	(715)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of September 30, 2011 and June 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	September 30, 2011
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Impaired loans	$-	$-	$536	$536
Repossessed assets	-	-	1,303	1,303

	June 30, 2011
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Impaired loans	$-	$-	$1,004	$1,004
Repossessed assets	-	-	1,181	1,181

During the quarter ended September 30, 2011, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $987,000 were reduced by specific valuation allowance allocations totaling $451,000 to a total reported fair value of $536,000 based on collateral valuations utilizing Level 3 valuation inputs.

Those financial instruments not subject to the implementation of FASB ASC 820 are required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value.  Below is a table that summarizes the fair market values of all financial instruments of the Company at September 30, 2011 and June 30, 2011, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments not covered by FASB ASC 820.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9:    FAIR VALUE DISCLOSURES - continued

	September 30,		June 30,

	2011		2011

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in Thousands)	Amount	Value	Amount	Value

Financial Assets:
Cash and cash equivalents	$10,603	$10,603	$9,540	$9,540
FHLB stock	2,003	2,003	2,003	2,003
Loans receivable, net	186,237	195,152	185,471	192,361
Accrued interest on dividends receivable	1,548	1,548	1,558	1,558
Mortage servicing rights	2,133	2,543	2,142	2,871
Cash surrender value of life insurance	8,955	8,955	6,900	6,900
Financial Liabilities:
Deposits	130,343	130,343	124,633	124,633
Time certificates of deposit	83,277	84,766	84,553	85,719
Accrued expenses and other liabilities	4,889	4,889	3,371	3,371
Advances from the FHLB & other borrowings	58,846	61,390	60,896	63,612
Subordinated debentures	5,155	3,792	5,155	3,779
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-
Commitments to extend credit	-	-	-	-
Rate lock commitments	-	-	-	-

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

NOTE 9:    FAIR VALUE DISCLOSURES - continued

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

NOTE 10. RECENTLY ISSUED PRONOUNCEMENTS

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company adopted this guidance during the quarter and has included the appropriate disclosures in this Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	competition among depository and other financial institutions;
●	changes in the prices, values and sales volume of residential and commercial real estate in Montana;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	changes in the securities markets;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate acquired entities, if any;
●	changes in consumer spending, borrowing and savings habits;
●	changes in our organization’s compensation and benefit plans;
●	our ability to continue to increase and manage our commercial and residential real estate, multi-family, and commercial business loans;
●	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
●	the level of future deposit premium assessments;
●	the impact of the current economic conditions on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;
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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.  For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, any subsequent Reports on Form 10-Q and Form 8-K, and other filings with the SEC.  We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s primary activity is its ownership of its wholly owned subsidiary, American Federal Savings Bank (the “Bank”).  The Bank is a federally chartered savings bank, engaging in typical banking activities:  acquiring deposits from local markets and originating loans and investing in securities.  The Company, as a unitary thrift holding company, and the Bank, as a federally chartered savings bank currently operate under a consolidated regulatory regime in which the Office of Thrift Supervision (the “OTS”), has served as the principal federal regulator for both entities. Recent federal legislation mandated that the consolidated regulatory functions of the OTS be transferred to two federal agencies and that the OTS be merged into the Office of the Comptroller of the Currency (the “OCC”).  Thus, as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) effective July 21, 2011, the Federal Reserve Board (the “FRB”) became the principal federal bank regulatory agency for the Company and the OCC the principal federal regulator for the Bank.  The Bank’s charter will not be affected and the Bank will continue to operate, as a federal stock savings bank. Its deposits will remain insured by the Federal Deposit Insurance Corporation.  Because the Dodd-Frank Act did not eliminate the thrift charter under which the Bank has historically operated, the Bank’s traditional lending and investment activities should not be affected.  Further, to ensure regulatory continuity, the Dodd-Frank Act requires that the OCC designate a new Deputy Comptroller who will be responsible for the supervision and examination of federal savings associations.

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

The Bank has a strong mortgage lending focus, with the majority of its loans represented by single-family residential mortgages.  The Bank has also successfully marketed home equity loans to its customers, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.).  In recent years the Bank has focused on adding commercial loans to its portfolio, both real estate and non-real estate.  The purpose of this diversification is to mitigate the Bank’s dependence on the mortgage market, as well as to improve its ability to manage its spread.  The Bank’s management recognizes the need for sources of fee income to complement its margin, and the Bank now maintains a significant loan servicing portfolio which provides income.   The gain on sale of loans also provides significant fee income in periods of high mortgage loan origination volumes.  Fee income is also supplemented with fees generated from the Bank’s deposit accounts.  The Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread.  Non-maturity deposits do not automatically reprice as interest rates rise, as do certificates of deposit.

For the past several years, management’s focus has been on improving the Bank’s core earnings.  Core earnings can be described as income before taxes, with the exclusion of gain on sale of loans and adjustments to the market value of the Bank’s loan servicing portfolio.  Management believes that the Bank will need to continue to focus on increasing net interest margin, other areas of fee income, and control of operating expenses to achieve earnings growth going forward.  Management’s strategy of growing the bank’s loan portfolio and deposit base is expected to help achieve these goals as follows:  loans typically earn higher rates of return than investments; a larger deposit base should yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs.  The biggest challenge to the strategy is funding the growth of the Bank’s balance sheet in an efficient manner.  Deposit growth will be difficult to maintain due to fierce competition and wholesale funding (which is usually more expensive than retail deposits) will likely be needed to supplement it.

The level and movement of interest rates impacts the Bank’s earnings as well.  The Federal Reserve’s Federal Open Market Committee (“FOMC”) did not change the federal funds target rate which remained at 0.25% during the three months ended September 30, 2011.

Financial Condition

Comparisons of financial condition in this section are between September 30, 2011 and June 30, 2011.

Total assets at September 30, 2011 were $335.91 million, an increase of $4.82 million, or 1.45%, from $331.09 million at June 30, 2011. This increase in assets was primarily attributable to increases in cash and equivalents and in commercial real estate loans.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition - continued

Loans receivable increased $766,000, or 0.41%, to $186.2 million at September 30, 2011, from $185.5 million at June 30, 2011. Commercial loans was the loan category with the largest increase, $1.78 million.  Commercial real estate loans also increased by $1.19 million.  Both home equity and consumer loans decreased moderately, while construction loans decreased by $743,000.  Residential mortgages decreased $1.32 million.  Total loan originations were $28.7 million for the three months ended September 30, 2011, with single family mortgages accounting for $17.0 million of the total.  Home equity and construction loan originations totaled $1.8 million and $815,000, respectively, for the same period. Commercial real estate and land loan originations totaled $4.7 million. Loans held-for-sale increased to $3.2 million at September 30, 2011 from $1.8 million at June 30, 2011.

Total cash and cash equivalents increased by $1.1 million, and securities available-for-sale increased $188,000.

Deposits increased $4.4 million, or 2.12%, to $213.62 million at September 30, 2011 from $209.19 million at June 30, 2011. Growth occurred in all deposit products except certificates of deposits which decreased $1.28 million.  Management attributes the increase in these deposits to increased marketing of checking accounts as well as customers’ preference for placing funds in secure, federally insured accounts.

Advances from the Federal Home Loan Bank and other borrowings decreased $2.05 million, or 3.37%, to $58.85 million from $60.90 million as a result of continued growth in deposits.

Total shareholders’ equity increased $913,000 or 1.74%, to $53.40 million at September 30, 2011 from $52.49 million at June 30, 2011.  This was a result of net income for the period of $428,000 in addition to an increase in accumulated other comprehensive income of $905,000 (mainly due to an increase in net unrealized gains on securities available-for-sale).  The increase was also partially offset by dividends paid for the period.

Results of Operations for the Three Months Ended September 30, 2011 and 2010

Net Income.  Eagle’s net income was $428,000 versus $876,000 for the three months ended September 30, 2011 and 2010, respectively.  The decrease of $448,000 or 51.14%, was due to decreases in noninterest income of $881,000 caused by a decline in home mortgage refinancing activity.  This was offset by an increase in net interest income of $101,000, and decreases in the provision for loan losses of $25,000, and noninterest expense of $110,000.  Eagle’s tax provision was $182,000 lower in the current quarter.  Basic earnings per share were $0.11 for the current period, compared to $0.22 for the previous year’s period.

Net Interest Income.  Net interest income increased to $2.76 million for the quarter ended September 30, 2011, from $2.66 million for the previous year’s quarter.  This increase of $101,000 was the result of a decrease in interest expense of $220,000 offset by a decrease in interest and dividend income of $119,000.

Interest and Dividend Income.  Total interest and dividend income was $3.65 million for the quarter ended September 30, 2011, compared to $3.77 million for the quarter ended September 30, 2010, a decrease of $119,000, or 3.15%.  Interest and fees on loans decreased to $2.78 million for the three months ended September 30, 2011 from $2.81 million for the same period ended September 30, 2010.  This decrease of $30,000, or 1.07%, was due primarily to the decrease in the average yield on loans for the quarter ended September 30, 2011.  Average balances for loans receivable, net, for the quarter ended September 30, 2011 were $187.64 million, compared to $179.21 million for the previous year.  This represents an increase of $8.43 million, or 4.70%.  The average interest rate earned on loans receivable decreased by 34 basis points, from 6.26% to 5.92%.  Interest and dividends on investment securities available-for-sale (AFS) decreased to $872,000 for the quarter ended September 30, 2011 from $963,000 for the same quarter last year.  Average balances on investments decreased to $102.89 million for the quarter ended September 30, 2011, compared to $112.61 million for the quarter ended September 30, 2010.  The average interest rate earned on investments decreased to 3.39% from 3.42%.  Interest on deposits with banks increased to $6,000 from $4,000, due to an increase in the average balances.  Average balances on deposits with banks increased to $8.96 million for the quarter ended September 30, 2011, compared to $2.52 million for the quarter ended September 30, 2010.  The average rates on deposit with banks decreased from 0.27% at September 30, 2010 to 0.32% at September 30, 2011.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2011 and 2010 - continued

Interest Expense.  Total interest expense declined significantly in the quarter to $894,000 from $1.11 million for the quarter ended September 30, 2010, a decrease of $220,000, or 19.75%.  The decrease was attributable to decreases in interest on deposits and borrowings offset by growth in average deposit balances.  Decreases in rates on deposits caused a decline in deposit interest expense of $114,000, or 28.29% over the quarter ended September 30, 2010.  The decrease was attributable to a decrease in average rates paid on all deposit products.  For example, interest bearing checking account rates declined from 0.09% to 0.06%, and money market accounts decreased from 0.22% to 0.11%.  This decline was offset by increases in average balances during the period.  Average balances in interest-bearing deposit accounts increased to $191.44 million for the quarter ended September 30, 2011, compared to $183.27 million for the same quarter in the previous year.  Average balances in borrowings decreased to $65.53 million for the quarter ended September 30, 2011, compared to $68.13 million for the same quarter in the previous year.  A decrease in the average rate paid, along with the decrease in average balances resulted in a decrease in interest paid on borrowings to $583,000 for the quarter ended September 30, 2011 versus $636,000 paid in the previous year’s quarter.  The average rate paid on borrowings decreased from 4.18% last year to 3.69% this year.  The average rate paid on all liabilities decreased 38 basis points from the quarter ended September 30, 2010 to the quarter ended September 30, 2011.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions, and past due loans in portfolio.  The Bank’s policies require a review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  The Bank recorded $258,000 in provision for loan losses for the quarter ended September 30, 2011 and $283,000 in the quarter ended September 30, 2010.  This slight decrease over 2010 was based on an analysis of a variety of factors including delinquencies within the loan portfolio.  Total nonperforming loans increased from $2.13 million at September 30, 2010 to $5.21 million at September 30, 2011. The Bank currently has $1.49 million in foreclosed real estate property and other repossessed property with a net book value of $1.30 million.

Noninterest Income. Last year due to significant declines in long term interest rates, the Bank experienced significant refinancing activity in residential real estate.  Though long-term rates remain at historic low levels, the refinance activity declined in the current quarter compared to the prior year’s period.  This decreased activity had a significant effect on the amount of non-interest income with total noninterest income decreasing to $569,000 for the quarter ended September 30, 2011, from $1.44 million for the quarter ended September 30, 2010, a decrease of $866,000 or 60.35%.  Of this amount net gain on sale of loans decreased to $236,000 for the quarter ended September 30, 2011 from $827,000 for the quarter ended September 30, 2010.   During this period, $17.05 million 1-4 family mortgage loans were originated compared to $43.3 million in the quarter ended September 30, 2010.  In addition, $12.64 million of mortgage loans were sold during the period compared to $35.60 million sold in the quarter ended September 30, 2010.  Also, a net loss on the fair value hedge was incurred during this period of $330,000 compared to a net gain in the prior year of $15,000.

Noninterest Expense.  Noninterest expense decreased by $110,000 or 4.29% to $2.46 million for the quarter ended September 30, 2011, from $2.57 million for the quarter ended September 30, 2010.  This decrease was primarily due to decreases in the amortization of the mortgage servicing rights of $166,000 which were due to the decrease in the refinance activity described above.  Salaries and employee benefits increased by $6,000 or 0.52%.  Federal insurance premiums decreased by 33,000 or 52.38% due to the reduction in statutory rates implemented by the Federal Deposit Insurance Corporation.  A similar decrease was likely experienced by other deposit insured institutions.  Other expense categories showed minor changes.

Income Tax Expense.  Eagle’s income tax expense was $187,000 for the quarter ended September 30, 2011, compared to $369,000 for the quarter ended September 30, 2010.  The effective tax rate for the quarter ended September 30, 2011 was 30.41% and was 29.64% for the quarter ended September 30, 2010.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2011 and 2010 - continued

Liquidity, Interest Rate Sensitivity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of the Comptroller of the Currency (“OCC”) regulations.  The OCC has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings.  The OCC states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages.  For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined.  In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets.  “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Seattle.  The Bank exceeded those minimum ratios as of both September 30, 2011 and September 30, 2010.

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

At June 30, 2011 (the most recent report available), the Bank’s measure of sensitivity to interest rate movements, as measured by its principal federal bank regulator at the time, the Office of Thrift Supervision (“OTS”) in a 200 basis point rise in interest rates scenario,  decreased to 187 basis points from 217 basis points at September 30, 2010.  The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.  The Bank’s tier I core capital ratio, as measured under OCC rules, decreased from 13.21% as of September 30, 2010 to 12.92% as of September 30, 2011.  The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity, Interest Rate Sensitivity and Capital Resources - continued

As of September 30, 2011, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At September 30, 2011, the Bank’s tangible, core, and risk-based capital ratios amounted to 12.92%, 12.92%, and 19.71%, respectively, compared to regulatory requirements of 1.50%, 3.00%, and 8.00%, respectively.  See the following table (amounts in thousands):

	At September 30, 2011
	(Unaudited)
	Dollar	% of
	Amount	Assets
Tangible capital:
Capital level	$41,063	12.92
Requirement	4,767	1.50
Excess	36,296	11.42

Core capital:
Capital level	41,063	12.92
Requirement	9,533	3.00
Excess	31,530	9.92

Risk-based capital:
Capital level	42,162	19.71
Requirement	17,111	8.00
Excess	25,051	11.71

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONTROLS AND PROCEDURES

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of September 30, 2011, our disclosure controls and procedures were effective.  During the last fiscal quarter, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors.

There have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form  10-K for the fiscal year ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s purchase of its common stock for the three months ended September 30, 2011.

	(a)	(b)	(c)	(d)
			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased*	Per Share	or Programs	or Programs

July 1, 2011 through	2,700	$10.66	2,700	37,016
July 31, 2011

August 1, 2011 through	10,500	$10.73	10,500	26,516
August 31, 2011

September 1, 2011 through	4,000	$10.70	4,000	22,516
September 30, 2011

Total	17,200	$10.71	17,200	n/a

*On April 26, 2011, the Company announced that its Board of Directors authorized a common stock repurchase program for 204,156 shares of common stock, effective April 27, 2011.  The program is intended to be implemented through purchases made from time to time in the open market or through private transactions.  The program will terminate on April 19, 2012.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

Part II - OTHER INFORMATION (CONTINUED)

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL  Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL  Taxonomy Extension Definition Linkbase Document

101.LAB XBRL  Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP MONTANA, INC.

Date: November 14, 2011	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: November 14, 2011	By:	/s/ Clint J. Morrison
Clint J. Morrison
Senior Vice President/CFO