Form 10-Q
period 2011-12-31
Eagle Bancorp Montana, Inc.
filed 2012-02-13
CIK 1478454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	3,878,971 shares outstanding
As of February 13, 2012

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

TABLE OF CONTENTS

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)

	December 31,	June 30,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$5,641	$2,703
Interest-bearing deposits with banks	692	1,837
Federal funds sold	2,200	5,000
Total cash and cash equivalents	8,533	9,540

Securities available-for-sale,
at market value	97,678	102,700
Federal Home Loan Bank stock, at cost	2,003	2,003
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	9,397	1,784
Loans receivable, net of deferred loan expenses
and allowance for loan losses of $1,500 at
December 31, 2011 and $1,800 at June 30, 2011	182,535	185,471
Accrued interest and dividends receivable	1,484	1,558
Mortgage servicing rights, net	2,121	2,142
Premises and equipment, net	15,837	16,151
Cash surrender value of life insurance	9,031	6,900
Real estate & other repossessed assets acquired in settlement of loans,
net of allowance for losses	2,017	1,181
Other assets	1,082	1,508

Total assets	$331,873	$331,093

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)

	December 31,	June 30,
	2011	2011
	(Unaudited)	(Audited)
LIABILITIES
Deposit accounts:
Noninterest bearing	$23,337	$19,052
Interest bearing	191,824	190,134
Total deposits	215,161	209,186

Accrued expenses and other liabilities	4,570	3,371
Federal funds purchased	-	-
FHLB advances and other borrowings	53,796	60,896
Subordinated debentures	5,155	5,155
Total liabilities	278,682	278,608

EQUITY
Preferred stock (no par value, 1,000,000 shares
authorized, none issued or outstanding)	-	-
Common stock (par value $0.01 per share;
8,000,000 shares authorized; 4,083,127 shares issued;
3,878,971, and 3,918,687 shares oustanding
at December 31, 2011 and June 30, 2011, respectively)	41	41
Additional paid-in capital	22,112	22,110
Unallocated common stock held by employee
stock ownership plan ("ESOP")	(1,639)	(1,722)
Treasury stock, at cost	(2,210)	(1,796)
Retained earnings	32,278	31,918
Accumulated other comprehensive income	2,609	1,934
Total equity	53,191	52,485

Total liabilities and equity	$331,873	$331,093

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in Thousands, Except for Per Share Data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Interest and Dividend Income:
Interest and fees on loans	$2,830	$2,812	$5,605	$5,617
Securities available-for-sale	827	901	1,699	1,864
Interest on deposits with banks	3	5	9	9
Total interest and dividend income	3,660	3,718	7,313	7,490

Interest Expense:
Deposits	273	361	562	764
FHLB advances & other borrowings	532	647	1,115	1,283
Subordinated debentures	23	67	45	142
Total interest expense	828	1,075	1,722	2,189

Net Interest Income	2,832	2,643	5,591	5,301
Loan loss provision	325	234	583	517
Net interest income after loan loss provision	2,507	2,409	5,008	4,784

Noninterest income:
Service charges on deposit accounts	180	196	370	397
Net gain on sale of loans	403	802	639	1,629
Mortgage loan servicing fees	224	179	452	388
Net gain on sale of available for sale securities	109	-	166	-
Net (loss) gain on fair value hedge FASB ASC 815	(44)	183	(374)	198
Other	203	37	391	220
Total noninterest income	1,075	1,397	1,644	2,832

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Continued)
 (Dollars in Thousands, Except for Per Share Data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Noninterest expense:
Salaries and employee benefits	1,203	1,257	2,370	2,418
Occupancy and equipment expense	339	337	682	663
Data processing	135	136	286	245
Advertising	131	123	262	247
Amortization of mortgage servicing rights	174	440	267	699
Federal insurance premiums	56	64	86	127
Postage	38	38	63	70
Legal, accounting, and examination fees	120	112	192	209
Consulting fees	308	31	395	58
Other	376	342	732	709
Total noninterest expense	2,880	2,880	5,335	5,445

Income before provision for income taxes	702	926	1,317	2,171

Provision for income taxes	215	282	402	651

Net income	$487	$644	$915	$1,520

Basic earnings per common share	$0.13	$0.17	$0.25	$0.39

Diluted earnings per common share	$0.12	$0.17	$0.23	$0.39

Weighted average shares outstanding (basic eps)	3,723,268	3,899,809	3,731,439	3,897,702

Weighted average shares outstanding (diluted eps)	3,916,496	3,899,809	3,914,411	3,897,702

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

NET EARNINGS	$487	$644	$915	$1,520

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain(loss) on investment securities
available for sale, before income taxes	(301)	(2,631)	1,004	(701)
Reclassification adjustment for realized gains on investment
securities included in net earnings, before income tax	(109)	-	(166)	-
Change in unrealized gain on loans held for sale,
before income taxes	82	(61)	126	(292)
Total other items of comprehensive earnings	(328)	(2,692)	964	(993)

Income tax expense(benefit) related to
other items of comprehensive earnings	98	(807)	(289)	298

COMPREHENSIVE EARNINGS	$257	$(2,855)	$1,590	$825

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
For the Six Months Ended December 31, 2011 and 2010
(Dollars in Thousands, Except for Per Share Data)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME(LOSS)	TOTAL

Balance, June 30, 2010	$-	$41	$22,104	$(1,889)	$-	$30,652	$1,524	$52,432

Net income						1,520		1,520
Other comprehensive income							(695)	(695)

Total comprehensive income								825

Dividends paid ($0.07 per share)						(572)		(572)

ESOP shares allocated or committed to be released for allocation (4,107 shares)			(3)	82				79

Balance, December 31, 2010	$-	$41	$22,101	$(1,807)	$-	$31,600	$829	$52,764

Balance, June 30, 2011	$-	$41	$22,110	$(1,722)	$(1,796)	$31,918	$1,934	$52,485

Net income						915		915
Other comprehensive income							675	675

Total comprehensive income								1,590

Dividends paid ($0.07125 per share)						(555)		(555)

Treasury stock purchased					(414)			(414)

ESOP shares allocated or committed to be released for allocation (4,154 shares)			2	83				85

Balance, December 31, 2011	$-	$41	$22,112	$(1,639)	$(2,210)	$32,278	$2,609	$53,191

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)

	Six Months Ended
	December 31,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$915	$1,520
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	583	517
Provision for OREO valuation losses	-	60
Depreciation	384	372
Net amortization of marketable securities premium and discounts	196	324
Amortization of capitalized mortgage servicing rights	267	699
Gain on sale of loans	(639)	(1,629)
Net realized (gain) loss on sale of available-for-sale securities	(166)	-
Increase in cash surrender value of life insurance	(132)	(108)
(Gain)/Loss on sale of property & equipment	-	84
Loss on sale of OREO	-	-
Loss (gain) fair value hedge, FASB ASC 815	374	(198)
Change in assets and liabilities:
(Increase) decrease in assets:
Accrued interest and dividends receivable	74	88
Loans held-for-sale	(6,848)	5,885
Other assets	427	(567)
Increase (decrease) in liabilities:
Accrued expenses and other liabilities	621	(43)
Net cash provided by (used in) operating activities	(3,944)	7,004

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities:
Investment securities available-for-sale	(2,681)	(5,951)
Proceeds from maturities, calls and principal payments:
Investment securities held-to-maturity	-	125
Investment securities available-for-sale	5,488	14,231
Purchase of bank owned life insurance	(2,000)	-
Proceeds from sale of securities available-for-sale	3,023	-
Proceeds from sale of property and equipment	-	1
Net increase in loan receivable, excludes transfers to real estate
acquired in settlement of loans	1,273	(21,216)
Proceeds from the sale of real estate acquired in the settlement of loans		-
Purchase of property and equipment	(71)	(340)
Net cash provided by (used in) investing activities	5,032	(13,150)

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Six Months Ended
	December 31,
	2011	2010
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking and savings accounts	$5,974	$6,354
Net increase in federal funds purchased	-	350
Payments on FHLB advances	(7,100)	(6,228)
FHLB advances	-	7,000
Purchase of Treasury Stock	(414)	-
Dividends paid	(555)	(572)
Net cash provided by (used in) financing activities	(2,095)	6,904

Net increase (decrease) in cash	(1,007)	758

CASH AND CASH EQUIVALENTS, beginning of period	9,540	3,509

CASH AND CASH EQUIVALENTS, end of period	$8,533	$4,267

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,761	$2,189

Cash paid during the period for income taxes	$208	$792

NON-CASH INVESTING ACTIVITIES:
Decrease (increase) in market value of securities available-for-sale	$(838)	$700

Mortgage servicing rights capitalized	$245	$688

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

The results of operations for the six month period ended December 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2012 or any other period.  The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-K for the fiscal year ended June 30, 2011.

The Company evaluated subsequent events for potential recognition and/or disclosure through February 13, 2012 the date the consolidated financial statements were issued.

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

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:
(Dollars in thousands)

	December 31, 2011				June 30, 2011
	(Unaudited)				(Audited)
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Available-for-sale:
U.S. government and
agency obligations	$23,707	$604	$(2)	$24,309	$25,566	$648	$(6)	$26,208
Municipal obligations	38,048	2,600	(268)	40,380	38,450	1,342	(606)	39,186
Corporate obligations	5,961	77	(128)	5,910	5,987	230	(1)	6,216
Mortgage-backed securities -
government backed	7,441	223	(4)	7,660	6,189	183	-	6,372
CMOs - private label	257	-	(65)	192	305	-	(14)	291
CMOs - government backed	18,681	563	(17)	19,227	23,458	971	(2)	24,427

Total	$94,095	$4,067	$(484)	$97,678	$99,955	$3,374	$(629)	$102,700

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

The following table discloses, as of December 31, 2011 and June 30, 2011, the Company’s investment securities that have been in a continuous unrealized-loss position for less than twelve months and those that have been in a continuous unrealized-loss position for twelve or more months:

	December 31, 2011
	Less Than 12 Months		12 Months or Longer
	(In thousands)
	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

U.S. government and agency	$-	$-	$364	$2
Corporate obligations	824	128	-	-
Municipal obligations	562	13	2,305	255
CMOs - private label	157	65	-	-
Mortgage-backed and CMOs	3,631	21	-	-

Total	$5,174	$227	$2,669	$257

	June 30, 2011
	Less Than 12 Months		12 Months or Longer
	(In thousands)
	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

U.S. government and agency	$916	$2	$1,789	$4
Corporate obligations	944	1	-	-
Municipal obligations	4,412	194	1,714	412
CMOs - private label	216	14	-	-
Mortgage-backed & CMOs	1,151	2	-	-

Total	$7,639	$213	$3,503	$416

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell or if it is more likely than not that it will be required to sell impaired debt securities.  In so doing, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives.  With respect to its impaired debt securities at December 31, 2011 and June 30, 2011, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired debt securities.

As of December 31, 2011 and June 30, 2011, there were, respectively, 30 and 37 securities in an unrealized loss position and were considered to be temporarily impaired and therefore an impairment charge has not been recorded.  All of such temporarily impaired investments are debt securities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

At December 31, 2011, 10 U.S. government and agency obligations had unrealized losses with aggregate depreciation of less than 0.05% from the Company’s amortized cost basis of these securities.  We believe these unrealized losses are principally due to interest rate movements.  As such, the Company determined that none of such securities had other-than-temporary impairment.

At December 31, 2011, 11 municipal obligations had unrealized losses with aggregate depreciation of less than 8.55% from the Company’s amortized cost basis of these securities.  We believe these unrealized losses are principally due to interest rate movements and recent credit concerns in the overall municipal bond market.  As such, the Company determined that none of such securities had other-than-temporary impairment.

At December 31, 2011, 1 corporate obligation had an unrealized loss with aggregate depreciation of less than 13.44% from the Company's cost basis.  This unrealized loss is principally due to changes in interest rates.  No credit issues have been identified that cause management to believe the declines in market value are other than temporary.  In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

At December 31, 2011, 8 mortgage backed and CMO securities had unrealized losses with aggregate depreciation of less than 2.22% from the Company’s cost basis of these securities.  We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market.  One of the CMO securities is a non-agency security.  At December 31, 2011 the fair value of this non-agency security was $157,000 with an unrealized loss of $65,000, or 29.41% of the Company’s amortized cost basis.  Management considers available evidence to assess whether it is more likely than not that all amounts due would not be collected.  In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates.  There has been no disruption of the scheduled cash flows on any of the securities.  Management’s analysis as of December 31, 2011 revealed no expected credit losses on these securities.

NOTE 3. LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,	June 30,
	2011	2011
	(Unaudited)	(Audited)
	(In thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$64,963	$70,003
Commercial real estate	68,170	64,701
Real estate construction	3,572	5,020

Other loans:
Home equity	25,912	27,816
Consumer	9,107	9,343
Commercial	12,461	10,564

Total	184,185	187,447

Less: Allowance for loan losses	(1,500)	(1,800)
Add: Deferred loan expenses	(150)	(176)

Total	$182,535	$185,471

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

Within the commercial real estate loan category above, $21,900,000 and $18,878,000 was guaranteed by the United States Department of Agriculture Rural Development, at December 31, 2011 and June 30, 2011, respectively.

The following is a summary of changes in the allowance for loan losses:

	Six Months	Six Months	Twelve Months
	Ended	Ended	Ended
	December 31,	December 31,	June 30,
	2011	2010	2011
	(Unaudited)	(Unaudited)	(Audited)
	(In thousands)

Balance, beginning of period	$1,800	$1,100	$1,100
Provision charged to operations	583	517	948
Charge-offs	(887)	(217)	(252)
Recoveries	4	-	4

Balance, end of period	$1,500	$1,400	$1,800

Non-Performing Assets – The following table sets forth information regarding non-performing assets as of the dates indicated.

	December 31,	June 30,
	2011	2011
	(Unaudited)	(Audited)
	(Dollars in Thousands)

Non-accrual loans	$3,460	$2,939
Accruing loans delinquent 90 days or more	-	-
Restructured loans, net	123	-
Real estate owned and other repossessed assets, net	2,017	1,181
Total	$5,600	$4,120

Total non-performing assets as a percentage of total assets	1.69%	1.24%

Allowance for loan losses	$1,500	$1,800

Percent of allowance for loan losses to non-performing assets	26.8%	43.7%

The following table sets forth information regarding loans and non-performing assets by geographical location as of the dates indicated (dollars in thousands).

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

	December 31, 2011
	Helena	Bozeman	Butte	Townsend	Total

Non-accrual loans	$865	$2,394	$201	$-	$3,460
Accruing loans delinquent 90 days or more	-	-	-	-	-
Restructured loans	123				123
Real estate owned and other repossessed assets, net	646	1,290	-	81	2,017
	$1,634	$3,684	$201	$81	$5,600

Total loans, net	$86,157	$39,428	$44,173	$12,777	$182,535

Percent of non-performing assets to loans	1.90%	9.34%	0.46%	0.63%	3.07%

	June 30, 2011

Non-accrual loans	$1,773	$1,138	$-	$28	$2,939
Accruing loans delinquent 90 days or more	-	-	-	-	-
Real estate owned and other repossessed assets, net	306	794	-	81	1,181
	$2,079	$1,932	$-	$109	$4,120

Total loans, net	$96,816	$41,916	$45,811	$928	$185,471

Percent of non-performing assets to loans	2.15%	4.61%	0.00%	11.75%	2.22%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following table sets forth information regarding the activity in the allowance for loan losses for the six months ended December 31, 2011 (dollars in thousands):

	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total

Allowance for credit losses:
Beginning balance, June 30, 2011	$369	$652	$18	$481	$57	$223	$1,800
Charge-offs	(125)	(214)	-	(351)	(15)	(182)	(887)
Recoveries	-	-	-	-	4	-	4
Provision	52	139	227	63	28	74	583
Ending balance, December 31, 2011	$296	$577	$245	$193	$74	$115	$1,500

Ending balance allocated to loans
individually evaluated for impairment	$-	$65	$240	$-	$11	$16	$332

Ending balance allocated to loans
collectively evaluated for impairment	$296	$512	$5	$193	$63	$99	$1,168

Loans receivable:

Ending balance December 31, 2011	$64,963	$68,170	$3,572	$25,912	$9,107	$12,461	$184,185

Ending balance of loans individually
evaluated for impairment
December 31, 2011	$997	$275	$721	$336	$125	$1,638	$4,092

Ending balance of loans collectively
evaluated for impairment
December 31, 2011	$63,966	$67,895	$2,851	$25,576	$8,982	$10,823	$180,093

The following table sets forth information regarding the internal classification of the loan portfolio as of December 31, 2011 (dollars in thousands):

	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Grade:
Pass	$63,965	$67,895	$2,851	$25,576	$8,982	$10,824	$180,093
Special mention	-	-	-	-	-	-	-
Substandard	998	210	482	336	114	1,620	3,760
Doubtful	-	-	-	-	-	-	-
Loss	-	65	239	-	11	17	332
Total	$64,963	$68,170	$3,572	$25,912	$9,107	$12,461	$184,185

Credit Risk Profile Based on Payment Activity

Performing	$64,496	$67,895	$2,851	$25,559	$8,976	$10,948	$180,725
Nonperforming	467	275	721	353	131	1,513	3,460
Total	$64,963	$68,170	$3,572	$25,912	$9,107	$12,461	$184,185

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following table sets forth information regarding the delinquencies within the loan portfolio as of December 31, 2011 (dollars in thousands):

						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing

1-4 Family real estate	$189	$467	$656	$64,307	$64,963	$-
Commercial real estate	399	275	674	67,496	68,170	-
Construction	188	721	909	2,663	3,572	-
Home equity	253	353	606	25,306	25,912	-
Consumer	76	131	207	8,900	9,107	-
Commercial	383	1,513	1,896	10,565	12,461	-
Total	$1,488	$3,460	$4,948	$179,237	$184,185	$-

The following table sets forth information regarding impaired loans as of December 31, 2011 (dollars in thousands):

		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized

With no related allowance:
1-4 Family	$-	$-	$-	$-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Home equity	-	-	-	-
Consumer	-	-	-	-
Commercial	-	-	-	-

With a related allowance:
1-4 Family	-	-	-	-
Commercial real estate	80	145	65	-
Construction	482	721	239	-
Home equity	-	-	-	-
Consumer	1	12	11	-
Commercial	30	47	17	-

Total:
1-4 Family	-	-	-	-
Commercial real estate	80	145	65	-
Construction	482	721	239	-
Home equity	-	-	-	-
Consumer	1	12	11	-
Commercial	30	47	17	-
Total	$593	$925	$332	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following table sets forth information regarding non-performing loans as of December 31, 2011 (dollars in thousands):

1-4 Family	$467
Commercial real estate	275
Construction	721
Home equity	353
Consumer	131
Commercial	1,513
Total	$3,460

NOTE 4. TROUBLE DEBT RESTRUCTURINGS

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the quarter ended September 30, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (July 1, 2011) for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed receivables as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired.  As of December 31, 2011, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $123,000 (310-40-65-1(b)), and the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $8,000  (310-40-65-1(b)).

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. TROUBLE DEBT RESTRUCTURINGS - continued

The following tables present troubled debt restructurings as of December 31, 2011 and June 30, 2011:

December 31, 2011
	Accrual	Non-Accrual	Total
	Status	Status	Modification

Residential Mortgage (1-4 family)	-	-	-
Commercial Real Estate	123	-	123
Real estate construction	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Commercial	-	-	-
Total	$123	$-	$123

June 30, 2011
	Accrual	Non-Accrual	Total
	Status	Status	Modification

Residential Mortgage (1-4 family)	-	-	-
Commercial Real Estate	-	-	-
Real estate construction	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Commercial	-	-	-
Total	$-	$-	$-

The Bank’s policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain.  The Bank’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. TROUBLE DEBT RESTRUCTURINGS - continued

The following tables present newly restructured loans that occurred during the six months ended December 31, 2011:

Six months ended
December 31, 2011
	Rate	Term	Interest Only	Payment	Combination	Total
	Modification	Modification	Modification	Modification	Modification	Modification
Pre-modification Outstanding
Recorded Investment:
Residential Mortgage (1-4 family)	$-	$-	$-	$-	$-	$-
Commercial Real Estate	131	-	-	-	-	131
Real estate construction	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Total	$131	$-	$-	$-	$-	$131

Six months ended
December 31, 2011
	Rate	Term	Interest Only	Payment	Combination	Total
	Modification	Modification	Modification	Modification	Modification	Modification
Post-modification Outstanding
Recorded Investment:
Residential Mortgage (1-4 family)	$-	$-	$-	$-	$-	$-
Commercial Real Estate	123	-	-	-	-	123
Real estate construction	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Total	$123	$-	$-	$-	$-	$123

NOTE 5. DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	December 31,	June 30,
	2011	2011
	(Unaudited)	(Audited)

Noninterest checking	$23,337	$19,052
Interest-bearing checking	45,012	40,352
Statement savings	37,906	36,945
Money market	26,894	28,284
Time certificates of deposit	82,012	84,553
Total	$215,161	$209,186

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. EARNINGS PER SHARE

Basic earnings per share for the six months ended December 31, 2011 was computed using 3,731,439 weighted average shares outstanding. Basic earnings per share for the six months ended December 31, 2010 was computed using 3,897,702 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased.  The weighted average shares outstanding for the diluted earnings per share calculations was 3,914,411 for the six months ended December 31, 2011 and 3,897,702 for the six months ended December 31, 2010.

NOTE 7. DIVIDENDS AND STOCK REPURCHASE PROGRAM

For the fiscal year July 1, 2011 through June 30, 2012, Eagle has paid dividends of $0.07125 per share on August 26, 2011 and on November 25, 2011.  A dividend of $0.07125 per share was declared on January 24, 2012, payable March 2, 2012 to stockholders of record on February 10, 2012.

On April 26, 2011, the Company announced that its Board of Directors authorized a common stock repurchase program for 204,156 shares of common stock, effective April 27, 2011.  The program is intended to be implemented through purchases made from time to time in the open market or through private transactions.  The program terminated on December 27, 2011 with its final purchase of shares within the program.

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

The hedged fixed rate loan has an original maturity of 20 years and is not callable.  This loan is hedged with a “pay fixed rate, receive variable rate” swap with a similar notional amount, maturity, and fixed rate coupons. The swap is not callable. At December 31, 2011, the loan had an outstanding principal balance of $11,700,000, and the interest rate swap had a notional value of $11,700,000.

Effect of Derivative Instruments on Statement of Financial Condition
Fair Value of Derivative Instruments

	Asset Derivatives				Liabilities Derivatives
(In Thousands)	December 31, 2011		June 30, 2011		December 31, 2011		June 30, 2011
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated
as hedging instruments
under ASC 815			Other		Other
Interest rate contracts	n/a	$-	Assets	$650	Liability	$804	n/a	$-

Change in fair value of
financial instrument being
hedged under ASC 815
Interest rate contracts	Loans	$628	Loans	$(452)	n/a	$-	n/a	$-

Effect of Derivative Instruments on Statement of Income
For the Six Months Ended December 31, 2011 and 2010

(In Thousands)							Amount of
				Location of			Gain or (Loss)
	Derivatives Designated			Gain or (Loss)			Recognized in
	as Hedging Instruments			Recognized in			Income on Derivative
	Under ASC 815			Income on Derivative			2011	2010

	Interest rate contracts			Noninterest income			$(374)	$198

NOTE 9: FAIR VALUE DISCLOSURES

FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and, (iv) willing to transact.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2011 and June 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial Assets:
Available for sale securities
U.S. Government and agency	$-	24,309	$-	$24,309
Municipal obligations	-	40,380	-	40,380
Corporate obligations	-	5,910	-	5,910
Mortgage backed securities
government backed	-	7,660	-	7,660
Private lable CMOs	-	192	-	192
CMOs - government backed	-	19,227	-	19,227
Loan subject to fair value hedge	-	-	12,328	12,328
Loans held-for-sale	-	9,397	-	9,397
Financial Liability:
Derivative financial instruments	-	-	804	804

	June 30, 2011
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial Assets:
Available for sale securities
U.S. Government and agency	$-	26,208	$-	$26,208
Municipal obligations	-	39,186	-	39,186
Corporate obligations	-	6,216	-	6,216
Mortgage-backed securities	-	-	-	-
government backed	-	6,372	-	6,372
Private lable CMOs	-	291	-	291
CMOs - government backed	-	24,427	-	24,427
Loan subject to fair value hedge	-	-	11,405	11,405
Loans held-for-sale	-	1,784	-	1,784
Derivative financial instruments	-	-	650	650

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9: FAIR VALUE DISCLOSURES - continued

The following table presents, for the six months ended December 31, 2011, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

		Total Realized/
		Unrealized Gains	Purchases,
	Balance	(Losses) Included	Sales,	Balance
	as of	in Noninterest	Issuances, and	as of
	July 1, 2011	Income	Settlements, net	December 31, 2011
	(In thousands)
Financial Assets (Liability):
Loan subject to fair value hedge	$11,405	$1,079	$(156)	$12,328
Derivative financial instruments	650	(1,454)	-	(804)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of December 31, 2011 and June 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Impaired loans	$-	$-	$593	$593
Repossessed assets	-	-	2,017	2,017

	June 30, 2011
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Impaired loans	$-	$-	$1,004	$1,004
Repossessed assets	-	-	1,181	1,181

During the quarter ended December 31, 2011, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $925,000 were reduced by specific valuation allowance allocations totaling $332,000 to a total reported fair value of $593,000 based on collateral valuations utilizing Level 3 valuation inputs.

Those financial instruments not subject to the implementation of FASB ASC 820 are required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value.  Below is a table that summarizes the fair market values of all financial instruments of the Company at December 31, 2011 and June 30, 2011, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments not covered by FASB ASC 820.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9: FAIR VALUE DISCLOSURES - continued

	December 31,		June 30,
	2011		2011

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in Thousands)	Amount	Value	Amount	Value

Financial Assets:
Cash and cash equivalents	$8,533	$8,533	$9,540	$9,540
FHLB stock	2,003	2,003	2,003	2,003
Loans receivable, net	182,535	192,175	185,471	192,361
Accrued interest on dividends receivable	1,484	1,484	1,558	1,558
Mortage servicing rights	2,121	2,534	2,142	2,871
Cash surrender value of life insurance	9,031	9,031	6,900	6,900
Financial Liabilities:
Deposits	133,149	133,149	124,633	124,633
Time certificates of deposit	82,012	83,360	84,553	85,719
Accrued expenses and other liabilities	4,570	4,570	3,371	3,371
Advances from the FHLB & other borrowings	53,796	56,130	60,896	63,612
Subordinated debentures	5,155	3,988	5,155	3,779
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-
Commitments to extend credit	-	-	-	-
Rate lock commitments	-	-	-	-

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

Advances from the FHLB & Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective December 31, 2011 and June 30, 2011, respectively if the borrowings repriced according to their stated terms.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Company will comply with the new standard and has presented a separate statement of comprehensive income in this form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	competition among depository and other financial institutions;
•	changes in the prices, values and sales volume of residential and commercial real estate in Montana;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	changes in the securities markets;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to successfully integrate acquired entities, if any;
•	changes in consumer spending, borrowing and savings habits;
•	changes in our organization’s compensation and benefit plans;
•	our ability to continue to increase and manage our commercial and residential real estate, multi-family, and commercial business loans;
•	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
•	the level of future deposit premium assessments;
•	the impact of the current economic conditions on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;
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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s primary activity is its ownership of its wholly owned subsidiary, American Federal Savings Bank (the “Bank”).  The Bank is a federally chartered savings bank, engaging in typical banking activities:  acquiring deposits from local markets and originating loans and investing in securities. . Recent federal legislation mandated that the consolidated regulatory functions of , The Office of Thrift Supervision(“OTS’)over the Bank and the Company be transferred to two federal agencies and that the OTS be merged into the Office of the Comptroller of the Currency (the “OCC”).  Thus, as a result of the enactment in July of 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Federal Reserve Board (the “FRB”) became, as of July 21, 2011, the principal federal bank regulatory agency for the Company and the OCC the principal federal regulator for the Bank.  The Bank’s charter was not affected and the Bank continues to operate, as a federal stock savings bank. Its deposits remain insured by the Federal Deposit Insurance Corporation.  Because the Dodd-Frank Act did not eliminate the thrift charter under which the Bank has historically operated, the Bank’s traditional lending and investment activities should not be affected.  Further, to ensure regulatory continuity, the Dodd-Frank Act requires that the OCC designate a new Deputy Comptroller who will be responsible for the supervision and examination of federal savings associations.

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

The Bank has a strong mortgage lending focus, with the majority of its loans represented by single-family residential mortgages.  The Bank has also successfully marketed home equity loans to its customers, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.).  In recent years the Bank has focused on adding commercial loans to its portfolio, both real estate and non-real estate.  The purpose of this diversification is to mitigate the Bank’s dependence on the mortgage market, as well as to improve its ability to manage its spread.  The Bank’s management recognizes the need for sources of fee income to complement its margin, and the Bank now maintains a significant loan servicing portfolio which generates income.   The gain on sale of loans also provides significant fee income in periods of high mortgage loan origination volumes.  Fee income is also supplemented with fees generated from the Bank’s deposit accounts.  The Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread.  Non-maturity deposits do not automatically reprice as interest rates rise, as do certificates of deposit.

For the past several years, management’s focus has been on improving the Bank’s core earnings.  Core earnings can be described as income before taxes, with the exclusion of gain on sale of loans and adjustments to the market value of the Bank’s loan servicing portfolio.  Management believes that the Bank will need to continue to focus on increasing net interest margin, other areas of fee income, and control of operating expenses to achieve earnings growth going forward.  Management’s strategy of growing the bank’s loan portfolio and deposit base is expected to help achieve these goals as follows:  loans typically earn higher rates of return than investments; a larger deposit base should yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs.  The biggest challenge to the strategy is funding the growth of the Bank’s balance sheet in an efficient manner.  Deposit growth will be difficult to maintain due to significant competition for deposits and it is likely that wholesale funding (which is usually more expensive than retail deposits) will be needed to supplement it.

The level and movement of interest rates impacts the Bank’s earnings as well.  The Federal Reserve’s Federal Open Market Committee (“FOMC”) did not change the federal funds target rate which remained at 0.25% during the six months ended December 31, 2011.

Financial Condition

Comparisons of financial condition in this section are between December 31, 2011 and June 30, 2011.

Total assets at December 31, 2011 were $331.87 million, an increase of $780,000, or 0.24%, from $331.09 million at June 30, 2011. This increase in assets was primarily attributable to increases in loans held for sale offset by decreases in securities available-for-sale and cash and cash equivalents.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition - continued

Loans receivable decreased by $2.94 million, or 1.58%, to $182.54 million at December 31, 2011, from $185.47 million at June 30, 2011.  The commercial real estate loan category had the largest increase, $3.47 million.  Commercial loans not secured by real estate also increased by $1.90 million.  Both home equity and consumer loans decreased moderately, while construction loans decreased by $1.45 million.  Residential mortgages decreased by $5.04 million.  Total loan originations were $69.61 million for the six months ended December 31, 2011, with single family mortgages accounting for $48.43 million of the total.  Home equity and construction loan originations totaled $3.25 million and $2.18 million, respectively, for the same period. Commercial real estate and land loan originations totaled $7.02 million.  Consumer and commercial loans originated totaled $2.25 million and $6.47 million, respectively.  Loans held-for-sale increased to $9.40 million at December 31, 2011 from $1.8 million at June 30, 2011.

Total cash and cash equivalents decreased by $1.01 million, and securities available-for-sale decreased $5.02 million.

Deposits increased $5.98 million, or 2.86%, to $215.16 million at December 31, 2011 from $209.19 million at June 30, 2011. Growth occurred in all deposit products except certificates of deposits which decreased $2.54 million and money market accounts which decreased $1.39 million.  Management attributes the overall increase in deposits to increased marketing of checking accounts as well as customers’ preference for placing funds in secure, federally insured accounts.

Advances from the Federal Home Loan Bank and other borrowings decreased $7.10 million, or 11.66%, to $53.80 million from $60.90 million as a result of continued growth in deposits.

Total shareholders’ equity increased $706,000 or 1.35%, to $53.19 million at December 31, 2011 from $52.49 million at June 30, 2011.  This was a result of net income for the period of $915,000 in addition to an increase in accumulated other comprehensive income of $675,000 (mainly due to an increase in net unrealized gains on securities available-for-sale).  The increase was also partially offset by dividends paid for the period.

Results of Operations for the Three Months Ended December 31, 2011 and 2010

Net Income.  Eagle’s net income declined to $487,000 versus $644,000 for the three months ended December 31, 2011 and 2010, respectively.  The net income decrease of $157,000, or 24.38%, was due principally to a decrease in noninterest income of $322,000 caused by a decline in home mortgage refinancing activity, and increases in the provision for loan losses of $91,000.  This was offset by an increase in net interest income of $189,000.  Noninterest expense of $2.88 million was the same as the prior year’s quarter amount.  Eagle’s tax provision was $67,000 lower in the current quarter.  Basic earnings per share were $0.13 for the current period, compared to $0.17 for the previous year’s period.

Net Interest Income.  Net interest income increased to $2.83 million for the quarter ended December 31, 2011, from $2.64 million for the previous year’s quarter.  This increase of $189,000 was the result of a decrease in interest expense of $247,000 offset by a decrease in interest and dividend income of $58,000.

Interest and Dividend Income.  Total interest and dividend income was $3.66 million for the quarter ended December 31, 2011, compared to $3.72 million for the quarter ended December 31, 2010, a decrease of $58,000, or 1.56%.  Interest and fees on loans increased to $2.83 million for the three months ended December 31, 2011 from $2.81 million for the same period ended December 31, 2010.  This increase of $18,000, or 0.64%, was due primarily to the increase in the average balance of loans for the quarter ended December 31, 2011.  Average balances for loans receivable, net, for the quarter ended December 31, 2011 were $191.73 million, compared to $184.22 million for the previous year.  This represents an increase of $7.51 million, or 4.08%.  The average interest rate earned on loans receivable decreased by 21 basis points, from 6.11% to 5.90%.  Interest and dividends on investment securities available-for-sale (AFS) decreased to $827,000 for the quarter ended December 31, 2011 from $901,000 for the same quarter last year.  Average balances on investments decreased to $100.59 million for the quarter ended December 31, 2011, from $104.25 million for the quarter ended December 31, 2010.  The average interest rate earned on investments decreased to 3.29% from 3.46%.  Interest on deposits with banks decreased to $3,000 from $5,000, due to a decrease in the average balances.  Average balances on deposits with banks decreased to $3.42 million for the quarter ended December 31, 2011, compared to $6.16 million for the quarter ended December 31, 2010.  The average rates on deposits with banks increased from 0.32% at December 31, 2010 to 0.35% at December 31, 2011.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 2011 and 2010 - continued

Interest Expense.  Total interest expense declined significantly in the quarter to $828,000 from $1.08 million for the quarter ended December 31, 2010, a decrease of $247,000, or 22.98%.  The decrease was attributable to decreases in interest on deposits and borrowings offset by growth in average deposit balances.  Decreases in rates on deposits caused a decline in deposit interest expense of $88,000, or 24.38% over the quarter ended December 31, 2010.  The decrease was attributable to a decrease in average rates paid on all deposit products.  For example, interest bearing checking account rates declined from 0.07% to 0.05%, and money market accounts decreased from 0.16% to 0.13%.  This decline was offset by increases in average balances during the period.  Average balances in interest-bearing deposit accounts increased to $190.74 million for the quarter ended December 31, 2011, compared to $184.96 million for the same quarter in the previous year.  Average balances in borrowings decreased to $62.32 million for the quarter ended December 31, 2011, compared to $68.54 million for the same quarter in the previous year.  A decrease in the average rate paid, along with the decrease in average borrowing balances resulted in a decrease in interest paid on borrowings to $532,000 for the quarter ended December 31, 2011 versus $647,000 paid in the previous year’s quarter.  The average rate paid on borrowings decreased from 4.17% last year to 3.56% for the quarter ended December 31, 2011.  The average rate paid on all liabilities decreased 39 basis points from the quarter ended December 31, 2010 to the quarter ended December 31, 2011.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions, and past due loans in portfolio.  The Bank’s policies require a review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  The Bank recorded $325,000 in provision for loan losses for the quarter ended December 31, 2011 and $234,000 in the quarter ended December 31, 2010.  This increase over 2010 was based on an analysis of a variety of factors including delinquencies within the loan portfolio.  Total nonperforming loans increased from $2.38 million at December 31, 2010 to $3.58 million at December 31, 2011. The Bank currently has $2.21 million in foreclosed real estate property and other repossessed property with a net book value of $2.02 million.

Noninterest Income. Last year due to significant declines in long term interest rates, the Bank experienced significant refinancing activity in residential real estate.  Though long-term rates remain at historic low levels, the refinance activity declined in the current quarter compared to the prior year’s period.  This decreased activity had a significant effect on the amount of non-interest income with total noninterest income decreasing to $1.08 million for the quarter ended December 31, 2011, from $1.40 million for the quarter ended December 31, 2010, a decrease of $322,000 or 23.05%.  Of this amount net gain on sale of loans decreased to $403,000 for the quarter ended December 31, 2011 from $802,000 for the quarter ended December 31, 2010.   During this period, $31.38 million 1-4 family mortgage loans were originated compared to $41.11 million in the quarter ended December 31, 2010.  In addition, $24.61 million of mortgage loans were sold during the period compared to $42.92 million sold in the quarter ended December 31, 2010.  Also, a net loss on the fair value hedge was incurred during this period of $44,000 compared to a net gain in the prior year of $183,000.

Noninterest Expense.  Noninterest expense was $2.88 million for both quarters ended December 31, 2011, and December 31, 2010.  Though most items were fairly similar, consulting fees increased to $308,000 from $31,000, an increase of $277,000.  This increase was primarily due to costs associated with the exploration of potential acquisition opportunities.  Amortization of mortgage servicing rights decreased from $440,000 to $174,000, a decrease of $266,000.  This decrease was primarily due to the decrease in the refinance activity described above.  Other expense categories showed minor changes.

Income Tax Expense.  Eagle’s income tax expense was $215,000 for the quarter ended December 31, 2011, compared to $282,000 for the quarter ended December 31, 2010.  The effective tax rate for the quarter ended December 31, 2011 was 30.63% and was 30.45% for the quarter ended December 31, 2010.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended December 31, 2011 and 2010

Net Income.  Eagle’s net income was $915,000 and $1.52 million for the six months ended December 31, 2011 and 2010, respectively.  The decrease of $605,000, or 39.80%, was due to decreases in noninterest income of $1.19 million, and increases in loan loss provision of $66,000, offset by increases in net interest income of $290,000, and decreases in noninterest expense of $110,000.  The tax provision was $249,000 lower in the current period.  Basic earnings per share declined to $0.25 for the current period, compared to $0.39 for the previous year’s period.

Net Interest Income.  Net interest income increased to $5.59 million for the six months ended December 31, 2011, from $5.30 million for the previous year’s period.  This increase of $290,000 was the result of a decrease in interest expense of $467,000 offset by a decrease in interest and dividend income of $177,000.

Interest and Dividend Income.  Total interest and dividend income was $7.31 million for the six months ended December 31, 2011, compared to $7.49 million for the six months ended December 31, 2010, representing a decrease of $177,000, or 2.36%.  Interest and fees on loans decreased slightly to $5.61 million for the six months ended December 31, 2011 from $5.62 million for the same period ended December 31, 2010.  Average balances for loans receivable, net, for the six months ended December 31, 2011 were $189.69 million, compared to $181.72 million for the previous year an increase of $7.97 million, or 4.39%.  The average interest rate earned on loans receivable decreased by 27 basis points, from 6.18% to 5.91%.  Interest and dividends on investment securities available-for-sale (AFS) decreased slightly to $1.70 million for the six months ended December 31, 2011 from $1.86 million for the same period last year.  Average balances on investments decreased to $101.73 million for the six months ended December 31, 2011, compared to $110.28 million for the six months ended December 31, 2010.  The average interest rate earned on investments decreased to 3.34% from 3.38%.  Interest on deposits with banks remained the same at $9,000 for both periods.  The average balance on deposits with banks increased from $4.34 million up to $6.19 million while the average rate earned dropped from 0.42% to 0.26%.

Interest Expense.  Total interest expense decreased to $1.72 million for the six months ended December 31, 2011, from $2.19 million for the six months ended December 31, 2010, a decrease of $467,000, or 21.33%, primarily due to decreases in interest paid on deposits.  Interest on deposits decreased to $562,000 for the six months ended December 31, 2011, from $764,000 for the six months ended December 31, 2010.  This decrease of $202,000, or 26.44%, was the result of a 24 basis point decrease in average rates paid on deposit accounts.  Interest bearing checking accounts also decreased to an average rate paid of 0.06% from 0.08%, and money market accounts decreased to 0.13% from 0.19%.  Average balances in interest-bearing deposit accounts increased to $191.11 million for the six months ended December 31, 2011, compared to $184.04 million for the same period in the previous year. A decrease in the average balance of borrowings, in addition to a decrease in the average rate paid, resulted in a decrease in interest paid on borrowings to $1.16 million versus $1.43 million paid in the same period ended December 31, 2010.  The average rate paid on borrowings decreased from 4.11% last year to 3.63% this year.  The average rate paid on liabilities decreased 0.38% from the six months ended December 31, 2010 to the six months ended December 31, 2011.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions, and past due loans in its portfolio.  The Bank’s policies require a review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  The Bank took $583,000 in provision for loan losses for the six months ended December 31, 2011 versus $517,000 in the six months ended December 31, 2010.  This was due to an increase in loan delinquencies and to the weakened local and national economy.  Total real estate and other assets acquired in settlement of loans, net of allowance for losses increased from $1.18 million at June 30, 2011 to $2.02 million at December 31, 2011.

Noninterest Income. Total noninterest income decreased to $1.64 million for the six months ended December 31, 2011, from $2.83 million for the six months ended December 31, 2010, a decrease of $1.19 million or 41.95%.  This decrease stemmed from a decline in refinancing activity and resulted in a decrease of $990,000 in net gain on sale of loans to $639,000 for the six months ended December 31, 2011 from $1.63 million for the six months ended December 31, 2010.  Also, a net loss on the fair value hedge was $374,000 for the six months ended December 31, 2011, while it was a net gain of $198,000 for the six month period ended December 31, 2010, a swing of $572,000.  Though the hedge is considered to be effective, a portion does run through noninterest income.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended December 31, 2011 and 2010 - continued

Noninterest Expense.  Noninterest expense decreased by $110,000 or 2.02% to $5.36 million for the six months ended December 31, 2011, from $5.45 million for the six months ended December 31, 2010.  This decrease was primarily due to decreases in amortization of mortgage servicing rights of $432,000. The decrease in the amortization of mortgage servicing rights resulted from a decrease in refinance activity that occurred during the period compared to the previous period.  Consulting fees also increased $337,000.  This increase was primarily due to costs associated with the exploration of potential acquisition opportunities.  Other expense categories showed minor changes.

Income Tax Expense.  Eagle’s income tax expense was $402,000 for the six months ended December 31, 2011, compared to $651,000 for the six months ended December 31, 2010.  The effective tax rate for the six months ended December 31, 2011 was 30.52% and was 29.99% for the six months ended December 31, 2010.

Liquidity, Interest Rate Sensitivity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of the Comptroller of the Currency (“OCC”) regulations.  The OCC has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings.  The OCC states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages.  For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined.  In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets.  “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Seattle.  The Bank exceeded those minimum ratios as of both December 31, 2011 and December 31, 2010.

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

At September 30, 2011 (the most recent report available), the Bank’s measure of sensitivity to interest rate movements, as measured by the OCC in a 200 basis point rise in interest rates scenario,  decreased to 207 basis points from 187 basis points at June 30, 2011.  The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.  The Bank’s tier I core capital ratio, as measured under OCC rules, increased from 12.96% as of December 31, 2010 to 13.19% as of December 31, 2011.  The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity, Interest Rate Sensitivity and Capital Resources - continued

As of December 31, 2011, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At December 31, 2011, the Bank’s tangible, core, and risk-based capital ratios amounted to 13.19%, 13.19%, and 20.05%, respectively, compared to regulatory requirements of 1.50%, 3.0%, and 8.0%, respectively.  See the following table (amounts in thousands):

	At December 31, 2011
	(Unaudited)
	Dollar	% of
	Amount	Assets
Tangible capital:
Capital level	$41,453	13.19
Requirement	4,712	1.50
Excess	36,741	11.69

Core capital:
Capital level	41,453	13.19
Requirement	9,425	3.00
Excess	32,028	10.19

Risk-based capital:
Capital level	42,621	20.05
Requirement	17,006	8.00
Excess	25,615	12.05

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONTROLS AND PROCEDURES

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of December 31, 2011, our disclosure controls and procedures were effective.  During the last fiscal quarter, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s purchase of its common stock for the three months ended December 31, 2011.

	(a)	(b)	(c)	(d)
			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased*	Per Share	or Programs	or Programs

October 1, 2011 through
October 31, 2011	11,200	$10.58	11,200	11,316

November 1, 2011 through
November 30, 2011	235	$9.90	235	11,081

December 1, 2011 through
December 31, 2011	11,081	$9.83	11,081	-

Total	22,516	$10.21	22,516	n/a

*On April 26, 2011, the Company announced that its Board of Directors authorized a common stock repurchase program for 204,156 shares of common stock, effective April 27, 2011.  The program is intended to be implemented through purchases made from time to time in the open market or through private transactions.  The program will terminate on April 19, 2012.

On April 21, 2011, the Company entered into a pre-arranged Rule 10b5-1 written trading plan (“the Trading Plan”) with a broker to facilitate the repurchase of its shares of common stock, in conformity with the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. A broker selected by the Company will have the authority under the terms and limitations specified in the Trading Plan to repurchase shares on the Company’s behalf in accordance with the terms of the Trading Plan.  The Trading Plan, which will facilitate the Company’s share repurchase program, went into effect on April 27, 2011 and may be terminated by the Company at any time.  The Trading Plan enables the Company to continue to repurchase shares without suspension for self-imposed trading blackout periods.  The shares to be repurchased under the Trading Plan would be in accordance with and subject to the limitations of the stock repurchase program.  The Trading Plan ended on December 27, 2011 when a total of 204,156 shares were reached through repurchases.

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

EAGLE BANCORP MONTANA, INC.

Date: February 13, 2012	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: February 13, 2012	By:	/s/ Clint J. Morrison
Clint J. Morrison
Senior Vice President/CFO