Form 10-Q
period 2012-03-31
Eagle Bancorp Montana, Inc.
filed 2012-05-14
CIK 1478454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	3,878,971 shares outstanding
As of May 14, 2012

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	PAGE

PART II.	OTHER INFORMATION

Item 1.	LegalProceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	42

Signatures		43

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)

	March 31,	June 30,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$3,889	$2,703
Interest-bearing deposits with banks	6,714	1,837
Federal funds sold	5,001	5,000
Total cash and cash equivalents	15,604	9,540

Securities available-for-sale,
at market value	94,019	102,700
Federal Home Loan Bank stock, at cost	2,003	2,003
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	11,885	1,784
Loans receivable, net of deferred loan expenses
and allowance for loan losses of $1,700 at
March 31, 2012 and $1,800 at June 30, 2011	177,283	185,471
Accrued interest and dividends receivable	1,451	1,558
Mortgage servicing rights, net	2,135	2,142
Premises and equipment, net	15,700	16,151
Cash surrender value of life insurance	9,101	6,900
Real estate & other repossessed assets acquired in settlement of loans,
net of allowance for losses	1,872	1,181
Other assets	960	1,508

Total assets	$332,168	$331,093

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)

	March 31,	June 30,
	2012	2011
	(Unaudited)	(Audited)
LIABILITIES
Deposit accounts:
Noninterest bearing	$24,353	$19,052
Interest bearing	195,801	190,134
Total deposits	220,154	209,186

Accrued expenses and other liabilities	4,652	3,371
Federal funds purchased	-	-
FHLB advances and other borrowings	48,746	60,896
Subordinated debentures	5,155	5,155
Total liabilities	278,707	278,608

EQUITY
Preferred stock (no par value, 1,000,000 shares
authorized, none issued or outstanding)	-	-
Common stock (par value $0.01 per share;
8,000,000 shares authorized; 4,083,127 shares issued;
3,878,971 and 3,918,687 shares oustanding
at March 31, 2012 and June 30, 2011, respectively)	41	41
Additional paid-in capital	22,111	22,110
Unallocated common stock held by employee
stock ownership plan ("ESOP")	(1,598)	(1,722)
Treasury stock, at cost	(2,210)	(1,796)
Retained earnings	32,661	31,918
Accumulated other comprehensive income	2,456	1,934
Total equity	53,461	52,485

Total liabilities and equity	$332,168	$331,093

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in Thousands, Except for Per Share Data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Interest and Dividend Income:
Interest and fees on loans	$2,744	$2,877	$8,349	$8,494
Securities available-for-sale	778	890	2,477	2,754
Interest on deposits with banks	4	6	13	15
Total interest and dividend income	3,526	3,773	10,839	11,263

Interest Expense:
Deposits	260	326	822	1,090
FHLB advances & other borrowings	481	626	1,596	1,909
Subordinated debentures	25	22	70	164
Total interest expense	766	974	2,488	3,163

Net Interest Income	2,760	2,799	8,351	8,100
Loan loss provision	258	276	841	793
Net interest income after loan loss provision	2,502	2,523	7,510	7,307

Noninterest income:
Service charges on deposit accounts	141	156	511	553
Net gain on sale of loans	522	333	1,161	1,962
Mortgage loan servicing fees	214	215	666	603
Net gain on sale of available for sale securities	115	-	281	-
Net loss on sale of OREO	(12)	(2)	(12)	(2)
Net gain (loss) on fair value hedge FASB ASC 815	94	39	(280)	237
Other	230	203	621	485
Total noninterest income	1,304	944	2,948	3,838

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Continued)
 (Dollars in Thousands, Except for Per Share Data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Noninterest expense:
Salaries and employee benefits	1,367	1,322	3,737	3,740
Occupancy and equipment expense	350	342	1,032	1,005
Data processing	170	213	456	458
Advertising	92	127	354	374
Amortization of mortgage servicing rights	201	334	468	1,033
Federal insurance premiums	51	66	137	193
Postage	23	26	86	96
Legal, accounting, and examination fees	71	67	263	276
Consulting fees	55	36	450	94
Provision for valuation loss on OREO	165	-	165	62
Other	361	330	1,093	1,039
Total noninterest expense	2,906	2,863	8,241	8,370

Income before provision for income taxes	900	604	2,217	2,775

Provision for income taxes	242	196	644	847

Net income	$658	$408	$1,573	$1,928

Basic earnings per common share	$0.18	$0.10	$0.42	$0.49

Diluted earnings per common share	$0.17	$0.10	$0.40	$0.49

Weighted average shares outstanding (basic eps)	3,716,480	3,904,017	3,726,453	3,899,808

Weighted average shares outstanding (diluted eps)	3,920,636	3,904,017	3,916,486	3,899,808

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
 (Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

NET EARNINGS	$658	$408	$1,573	$1,928

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain(loss) on investment securities
available for sale, before income taxes	(112)	68	765	(633)
Reclassification adjustment for realized gains on investment
securities included in net earnings, before income tax	(108)	-	(147)	-
Change in unrealized gain on loans held for sale,
before income taxes	2	(41)	128	(333)
Total other items of comprehensive earnings	(218)	27	746	(966)

Income tax (expense) benefit related to
other items of comprehensive earnings	65	(8)	(224)	290

COMPREHENSIVE EARNINGS	$505	$427	$2,095	$1,252

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
For the Nine Months Ended March 31, 2012 and 2011
(Dollars in Thousands, Except for Per Share Data)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME(LOSS)	TOTAL

Balance, June 30, 2010	$-	$41	$22,104	$(1,889)	$-	$30,652	$1,524	$52,432

Net income						1,928		1,928
Other comprehensive income							(676)	(676)

Total comprehensive income								1,252

Dividends paid ($0.07 per share)						(858)		(858)

ESOP shares allocated or committed to be released for allocation (12,462 shares)			(1)	125				124

Balance, March 31, 2011	$-	$41	$22,103	$(1,764)	$-	$31,722	$848	$52,950

Balance, June 30, 2011	$-	$41	$22,110	$(1,722)	$(1,796)	$31,918	$1,934	$52,485

Net income						1,573		1,573
Other comprehensive income							522	522

Total comprehensive income								2,095

Dividends paid ($0.07125 per share)						(830)		(830)

Treasury stock purchased					(414)			(414)

ESOP shares allocated or committed to be released for allocation (12,462 shares)			1	124				125

Balance, March 31, 2012	$-	$41	$22,111	$(1,598)	$(2,210)	$32,661	$2,456	$53,461

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)

	Nine Months Ended
	March 31,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,573	$1,928
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	841	793
Provision for OREO valuation losses	165	62
Depreciation	572	548
Net amortization of marketable securities premium and discounts	292	450
Amortization of capitalized mortgage servicing rights	468	1,033
Gain on sale of loans	(1,161)	(1,962)
Net realized (gain) loss on sale of available-for-sale securities	(281)	-
Increase in cash surrender value of life insurance	(201)	(158)
(Gain)/Loss on sale of property & equipment	-	84
Loss on sale of OREO	12	2
Loss (gain) fair value hedge, FASB ASC 815	280	-
Change in assets and liabilities:
(Increase) decrease in assets:
Accrued interest and dividends receivable	107	36
Loans held-for-sale	(8,812)	8,399
Other assets	549	(856)
Increase (decrease) in liabilities:
Accrued expenses and other liabilities	902	297
Net cash provided by (used in) operating activities	(4,694)	10,656

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities:
Investment securities available-for-sale	(4,426)	(9,983)
Proceeds from maturities, calls and principal payments:
Investment securities held-to-maturity	-	125
Investment securities available-for-sale	9,023	21,726
Purchase of bank owned life insurance	(2,000)	-
Proceeds from sale of securities available-for-sale	4,689	-
Proceeds from sale of property and equipment	-	1
Net (increase) decrease in loan receivable, excludes transfers to real estate
acquired in settlement of loans	5,910	(18,954)
Proceeds from the sale of real estate acquired in the settlement of loans	110	166
Purchase of property and equipment	(122)	(780)
Net cash provided by (used in) investing activities	13,184	(7,699)

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Nine Months Ended
	March 31,
	2012	2011
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking and savings accounts	$10,968	$12,737
Net increase in federal funds purchased	-	-
Payments on FHLB advances	(12,150)	(4,278)
FHLB advances	-	-
Purchase of Treasury Stock	(414)	-
Dividends paid	(830)	(858)
Net cash provided by (used in) financing activities	(2,426)	7,601

Net increase (decrease) in cash	6,064	10,558

CASH AND CASH EQUIVALENTS, beginning of period	9,540	3,509

CASH AND CASH EQUIVALENTS, end of period	$15,604	$14,067

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,551	$3,182

Cash paid during the period for income taxes	$208	$792

Assets acquired through foreclosure	$1,213	$1,204

NON-CASH INVESTING ACTIVITIES:
Decrease (increase) in market value of securities available-for-sale	$(616)	$631

Mortgage servicing rights capitalized	$461	$869

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

The results of operations for the nine month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2012 or any other period.  The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-K for the fiscal year ended June 30, 2011.

The Company evaluated subsequent events for potential recognition and/or disclosure through May 14, 2012 the date the consolidated financial statements were issued.

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

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:
(Dollars in thousands)

	March 31, 2012				June 30, 2011
	(Unaudited)				(Audited)
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Available-for-sale:
U.S. government and
agency obligations	$23,286	$544	$(7)	$23,823	$25,566	$648	$(6)	$26,208
Municipal obligations	36,531	2,296	(189)	38,638	38,450	1,342	(606)	39,186
Corporate obligations	4,949	84	(60)	4,973	5,987	230	(1)	6,216
Mortgage-backed securities -
government backed	7,030	220	(2)	7,248	6,189	183	-	6,372
CMOs - private label	230	-	(39)	191	305	-	(14)	291
CMOs - government backed	18,630	544	(28)	19,146	23,458	971	(2)	24,427

Total	$90,656	$3,688	$(325)	$94,019	$99,955	$3,374	$(629)	$102,700

 EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

The following table discloses, as of March 31, 2012 and June 30, 2011, the Company’s investment securities that have been in a continuous unrealized-loss position for less than twelve months and those that have been in a continuous unrealized-loss position for twelve or more months:

	March 31, 2012
	Less Than 12 Months		12 Months or Longer
	(In thousands)
	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

U.S. government and agency	$843	$6	$356	$1
Corporate obligations	895	60	-	-
Municipal obligations	1,248	13	1,320	176
CMOs - private label	-	-	176	39
Mortgage-backed and CMOs	5,223	30	-	-

Total	$8,209	$109	$1,852	$216

	June 30, 2011
	Less Than 12 Months		12 Months or Longer
	(In thousands)
	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

U.S. government and agency	$916	$2	$1,789	$4
Corporate obligations	944	1	-	-
Municipal obligations	4,412	194	1,714	412
CMOs - private label	216	14	-	-
Mortgage-backed & CMOs	1,151	2	-	-

Total	$7,639	$213	$3,503	$416

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell or if it is more likely than not that it will be required to sell impaired debt securities.  In so doing, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives.  With respect to its impaired debt securities at March 31, 2012 and June 30, 2011, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired debt securities.

As of March 31, 2012 and June 30, 2011, there were, respectively, 32 and 37 securities in an unrealized loss position and were considered to be temporarily impaired and therefore an impairment charge has not been recorded.  All of such temporarily impaired investments are debt securities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

At March 31, 2012, 11 U.S. government and agency obligations had unrealized losses with aggregate depreciation of less than 0.59% from the Company’s amortized cost basis of these securities.  We believe these unrealized losses are principally due to interest rate movements.  As such, the Company determined that none of such securities had other-than-temporary impairment.

At March 31, 2012, 9 municipal obligations had unrealized losses with aggregate depreciation of less than 6.86% from the Company’s amortized cost basis of these securities.  We believe these unrealized losses are principally due to interest rate movements and recent credit concerns in the overall municipal bond market.  As such, the Company determined that none of such securities had other-than-temporary impairment.

At March 31, 2012, 1 corporate obligation had an unrealized loss with aggregate depreciation of less than 6.29% from the Company's cost basis.  This unrealized loss is principally due to changes in interest rates and some concern the issuer may have exposure to Europe.  No credit issues have been identified that cause management to believe the declines in market value are other than temporary.  In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and if available projected target prices of investment analysts within a one-year time frame.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

At March 31, 2012, 11 mortgage backed and CMO securities had unrealized losses with aggregate depreciation of less than 1.27% from the Company’s cost basis of these securities.  We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market.  One of the CMO securities are non-agency securities.  At March 31, 2012 the fair value of this non-agency security was $191,000 with an unrealized loss of $39,000, or 16.96% of the Company’s amortized cost basis.  Management considers available evidence to assess whether it is more likely than not that all amounts due would not be collected.  In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates.  There has been no disruption of the scheduled cash flows on any of the securities.  Management’s analysis as of March 31, 2012 revealed no expected credit losses on these securities.

NOTE 3. LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	June 30,
	2012	2011
	(Unaudited)	(Audited)
	(In thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$63,225	$70,003
Commercial real estate	65,820	64,701
Real estate construction	1,935	5,020

Other loans:
Home equity	24,336	27,816
Consumer	8,798	9,343
Commercial	15,014	10,564

Total	179,128	187,447

Less: Allowance for loan losses	(1,700)	(1,800)
Add: Deferred loan expenses	(145)	(176)

Total	$177,283	$185,471

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

Within the commercial real estate loan category above, $21,757,000 and $18,878,000 was guaranteed by the United States Department of Agriculture Rural Development, at March 31, 2012 and June 30, 2011, respectively.

The following is a summary of changes in the allowance for loan losses:

	Nine Months	Nine Months	Twelve Months
	Ended	Ended	Ended
	March 31,	March 31,	June 30,
	2012	2011	2011
	(Unaudited)	(Unaudited)	(Audited)
	(In thousands)

Balance, beginning of period	$1,800	1,100	$1,100
Provision charged to operations	841	793	948
Charge-offs	(950)	(245)	(252)
Recoveries	9	2	4
Balance, end of period	$1,700	$1,650	$1,800

Non-Performing Assets – The following table sets forth information regarding non-performing assets as of the dates indicated.

	March 31,	June 30,
	2012	2011
	(Unaudited)	(Audited)
	(Dollars in Thousands)

Non-accrual loans	$3,286	$2,939
Accruing loans delinquent 90 days or more	-	-
Restructured loans, net	213	-
Real estate owned and other repossessed assets, net	1,872	1,181
Total non performing assets	$5,371	$4,120

Total non-performing assets as a percentage of total assets	1.62%	1.24%

Allowance for loan losses	$1,700	$1,800

Percent of allowance for loan losses to non-performing assets	31.7%	43.7%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued
The following table sets forth information regarding loans and non-performing assets by geographical location as of the dates indicated (dollars in thousands).

	March 31, 2012
	Helena	Bozeman	Butte	Townsend	Total

Non-accrual loans	$977	$2,286	$23	$-	$3,286
Accruing loans delinquent 90 days or more	-	-	-	-	-
Restructured loans	123	90	-	-	213
Real estate owned and other repossessed assets, net	678	1,132	-	62	1,872
Total non performing assets	$1,778	$3,508	$23	$62	$5,371

Total loans, net	$97,209	$37,005	$41,856	$1,213	$177,283

Percent of non-performing assets to loans	1.83%	9.48%	0.05%	5.11%	3.03%

	June 30, 2011

Non-accrual loans	$1,773	$1,138	$-	$28	$2,939
Accruing loans delinquent 90 days or more	-	-	-	-	-
Real estate owned and other repossessed assets, net	306	794	-	81	1,181
	$2,079	$1,932	$-	$109	$4,120

Total loans, net	$96,816	$41,916	$45,811	$928	$185,471

Percent of non-performing assets to loans	2.15%	4.61%	0.00%	11.75%	2.22%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables set forth information regarding the activity in the allowance for loan losses for the dates as indicated (dollars in thousands):

	Nine Months Ended
	March 31, 2012
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Allowance for credit losses:
Beginning balance, June 30, 2011	$369	$652	$18	$481	$57	$223	$1,800
Charge-offs	(125)	(250)	-	(351)	(27)	(197)	(950)
Recoveries	-	-	-	-	9	-	9
Provision	97	301	231	1	30	181	841
Ending balance, March 31, 2012	$341	$703	$249	$131	$69	$207	$1,700

Ending balance allocated to loans
individually evaluated for impairment	$-	$59	$239	$-	$5	$-	$303

Ending balance allocated to loans
collectively evaluated for impairment	$341	$644	$10	$131	$64	$207	$1,397

Loans receivable:
Ending balance March 31, 2012	$63,225	$65,820	$1,935	$24,336	$8,798	$15,014	$179,128

Ending balance of loans individually
evaluated for impairment
March 31, 2012	$992	$907	$721	$315	$100	$1,564	$4,599

Ending balance of loans collectively
evaluated for impairment
March 31, 2012	$62,233	$64,913	$1,214	$24,021	$8,698	$13,450	$174,529

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended
	March 31, 2011
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

The Company utilizes a 5 point internal loan rating system, largely basis on regulatory classifications, for 1-4 family real estate, commercial real estate, construction, home equity and commercial loans as follows:
Loans rated Pass: these are loans that are considered to be protected by the current net worth and paying capacity of the obligor, or by the value of the asset or the underlying collateral.
Loans rated Special Mention: these loans have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset at some future date.
Loans rated Substandard: these loans are inadequately protected by the current net worth and paying capacity of the obligor of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses.  They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
Loans rated Doubtful: these loans have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
Loans rated Loss: these loans are considered uncollectible and of such little value that their continuance as assets without establishment of a specific reserve is not warranted.  This classification does not mean that an asset has absolutely no recovery or salvage value, but, rather, that it is not practical or desirable to defer writing off a basically worthless asset even though practical recovery may be effected in the future.

On an annual basis, or more often if needed, the Company formally reviews the ratings of all commercial real estate, construction, and commercial business loans that have a principal balance of $500,000 or more. Quarterly, the Company reviews the rating of any consumer loan, broadly defined, that is delinquent 90 days or more.  Likewise, quarterly, the Company reviews the rating of any commercial loan, broadly defined, that is delinquent 60 days or more.  Annually, the Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables set forth information regarding the internal classification of the loan portfolio as of the dates indicated (dollars in thousands):

	March 31, 2012
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Grade:
Pass	$62,233	$64,912	$1,214	$24,021	$8,698	$13,464	$174,542
Special mention	-	-	-	-	-	-	-
Substandard	992	849	482	315	95	1,550	4,283
Doubtful	-	-	-	-	-	-	-
Loss	-	59	239	-	5	-	303
Total	$63,225	$65,820	$1,935	$24,336	$8,798	$15,014	$179,128

Credit Risk Profile Based on Payment Activity

Performing	$62,538	$65,654	$1,214	$24,067	$8,754	$13,615	$175,842
Nonperforming	687	166	721	269	44	1,399	3,286
Total	$63,225	$65,820	$1,935	$24,336	$8,798	$15,014	$179,128

	June 30, 2011
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Grade:
Pass	$68,592	$63,703	$4,299	$27,205	$9,208	$8,539	$181,546
Special mention	-	-	-	-	-	1,454	1,454
Substandard	1,300	738	721	233	121	446	3,559
Doubtful	-	-	-	-	-	-	-
Loss	111	260	-	378	14	125	888
Total	$70,003	$64,701	$5,020	$27,816	$9,343	$10,564	$187,447

Credit Risk Profile Based on Payment Activity

Performing	$68,579	$64,515	$4,370	$27,440	$9,287	$10,317	$184,508
Nonperforming	1,424	186	650	376	56	247	2,939
Total	$70,003	$64,701	$5,020	$27,816	$9,343	$10,564	$187,447

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables set forth information regarding the delinquencies within the loan portfolio as indicated (dollars in thousands):

	March 31, 2012
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing

1-4 Family real estate	$2	$687	$689	$62,536	$63,225	$-
Commercial real estate	1,460	166	1,626	64,194	65,820	-
Construction	171	721	892	1,043	1,935	-
Home equity	129	269	398	23,938	24,336	-
Consumer	303	44	347	8,451	8,798	-
Commercial	779	1,399	2,178	12,836	15,014	-
Total	$2,844	$3,286	$6,130	$172,998	$179,128	$-

	June 30, 2011
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing

1-4 Family real estate	$638	$1,424	$2,062	$67,941	$70,003	$-
Commercial real estate	1,501	186	1,687	63,014	64,701	-
Construction	770	650	1,420	3,600	5,020	-
Home equity	132	376	508	27,308	27,816	-
Consumer	78	56	134	9,209	9,343	-
Commerical	-	247	247	10,317	10,564	-
Total	$3,119	$2,939	$6,058	$181,389	$187,447	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued
The following tables set forth information regarding impaired loans as indicated (dollars in thousands):

	March 31, 2012
		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized

With no related allowance:
1-4 Family	$-	$-	$-	$-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Home equity	-	-	-	-
Consumer	-	-	-	-
Commercial	-	-	-	-

With a related allowance:
1-4 Family	-	-	-	-
Commercial real estate	107	166	59	-
Construction	482	721	239	-
Home equity	-	-	-	-
Consumer	4	9	5	-
Commercial	31	31	-	-

Total:
1-4 Family	-	-	-	-
Commercial real estate	107	166	59	-
Construction	482	721	239	-
Home equity	-	-	-	-
Consumer	4	9	5	-
Commercial	31	31	-	-
Total	$624	$927	$303	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

	June 30, 2011
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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following table sets forth information regarding non-performing loans as of the dates indicated (dollars in thousands):

	March 31,	June 30,
	2012	2011
1-4 Family	$687	$1,424
Commercial real estate	166	186
Construction	721	650
Home equity	269	376
Consumer	44	56
Commercial	1,399	247
Total	$3,286	$2,939

NOTE 4. TROUBLE DEBT RESTRUCTURINGS

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the quarter ended September 30, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (July 1, 2011) for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed receivables as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired.  As of March 31, 2012, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $213,000 (310-40-65-1(b)), and the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $15,000 (310-40-65-1(b)).

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. TROUBLE DEBT RESTRUCTURINGS - continued

The following tables present troubled debt restructurings as of March 31, 2012 and June 30, 2011:

March 31, 2012
	Accrual	Non-Accrual	Total
	Status	Status	Modification

Residential Mortgage (1-4 family)	-	-	-
Commercial Real Estate	213	-	213
Real estate construction	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Commercial	-	-	-
Total	$213	$-	$213

June 30, 2011
	Accrual	Non-Accrual	Total
	Status	Status	Modification

Residential Mortgage (1-4 family)	-	-	-
Commercial Real Estate	-	-	-
Real estate construction	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Commercial	-	-	-
Total	$-	$-	$-

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. TROUBLE DEBT RESTRUCTURINGS - continued

The following tables present newly restructured loans that occurred during the nine months ended March 31, 2012:

Nine Months Ended
March 31, 2012
	Rate	Term	Interest Only	Payment	Combination	Total
	Modification	Modification	Modification	Modification	Modification	Modification
Pre-modification Outstanding
Recorded Investment:
Residential Mortgage (1-4 family)	$-	$-	$-	$-	$-	$-
Commercial Real Estate	228	-	-	-	-	228
Real estate construction	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Total	$228	$-	$-	$-	$-	$228

Nine months ended
March 31, 2012
	Rate	Term	Interest Only	Payment	Combination	Total
	Modification	Modification	Modification	Modification	Modification	Modification
Post-modification Outstanding
Recorded Investment:
Residential Mortgage (1-4 family)	$-	$-	$-	$-	$-	$-
Commercial Real Estate	213	-	-	-	-	213
Real estate construction	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Total	$213	$-	$-	$-	$-	$213

There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default during the three and nine months ended March 31, 2012. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.  As of March 31, 2012 and June 30, 2011, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	March 31,	June 30,
	2012	2011
	(Unaudited)	(Audited)

Noninterest checking	$24,353	$19,052
Interest-bearing checking	46,470	40,352
Savings	40,430	36,945
Money market	27,750	28,284
Time certificates of deposit	81,151	84,553
Total	$220,154	$209,186

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. EARNINGS PER SHARE

Basic earnings per share for the nine months ended March 31, 2012 was computed using 3,726,453 weighted average shares outstanding. Basic earnings per share for the nine months ended March 31, 2011 was computed using 3,899,808 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased.  The weighted average shares outstanding for the diluted earnings per share calculations was 3,916,486 for the nine months ended March 31, 2012 and 3,899,808 for the nine months ended March 31, 2011.

NOTE 7. DIVIDENDS AND STOCK REPURCHASE PROGRAM

For the fiscal year July 1, 2011 through June 30, 2012, Eagle has paid dividends of $0.07125 per share on August 26, 2011, November 25, 2011, and on March 1, 2012.  A dividend of $0.07125 per share was declared on April 19, 2012, payable May 25, 2012 to stockholders of record on February 10, 2012.

On April 26, 2011, the Company announced that its Board of Directors authorized a common stock repurchase program for 204,156 shares of common stock, effective April 27, 2011.  The program was intended to be implemented through purchases made from time to time in the open market or through private transactions.  The program terminated on December 27, 2011 with its final purchase of shares within the program.

On April 21, 2011, the Company entered into a pre-arranged Rule 10b5-1 written trading plan (“the Trading Plan”) with a broker to facilitate the repurchase of its shares of common stock, in conformity with the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. A broker selected by the Company had the authority under the terms and limitations specified in the Trading Plan to repurchase shares on the Company’s behalf in accordance with the terms of the Trading Plan.  The Trading Plan,  facilitated the Company’s share repurchase program, went into effect on April 27, 2011 and was completed on December 27, 2011.  The Trading Plan enabled the Company to continue to repurchase shares without suspension for self-imposed trading blackout periods.  The shares repurchased under the Trading Plan were in accordance with and subject to the limitations of the stock repurchase program.

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

The hedged fixed rate loan has an original maturity of 20 years and is not callable.  This loan is hedged with a “pay fixed rate, receive variable rate” swap with a similar notional amount, maturity, and fixed rate coupons. The swap is not callable. At March 31, 2012, the loan had an outstanding principal balance of $11,619,000, and the interest rate swap had a notional value of $11,619,000.

Effect of Derivative Instruments on Statement of Financial Condition
Fair Value of Derivative Instruments

	Asset Derivatives				Liabilities Derivatives
(In Thousands)	March 31, 2012		June 30, 2011		March 31, 2012		June 30, 2011
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated
as hedging instruments
under ASC 815			Other		Other
Interest rate contracts	n/a	$-	Assets	$650	Liabilities	$474	n/a	$-

Change in fair value of
financial instrument being
hedged under ASC 815
Interest rate contracts	Loans	$392	Loans	$(452)	n/a	$-	n/a	$-

Effect of Derivative Instruments on Statement of Income
For the Nine Months Ended March 31, 2012 and 2011

(In Thousands)							Amount of
				Location of			Gain or (Loss)
	Derivatives Designated			Gain or (Loss)			Recognized in
	as Hedging Instruments			Recognized in			Income on Derivative
	Under ASC 815			Income on Derivative			2012	2011

	Interest rate contracts			Noninterest income			$(280)	$237

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

The fair value hierarchy is as follows:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date, or convert to cash in the short term.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2012 and June 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	March 31, 2012
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial Assets:
Available for sale securities
U.S. Government and agency	$-	23,823	-	$23,823
Municipal obligations	-	38,638	-	38,638
Corporate obligations	-	4,973	-	4,973
Mortgage backed securities
government backed	-	7,248	-	7,248
Private lable CMOs	-	191	-	191
CMOs - government backed	-	19,146	-	19,146
Loan subject to fair value hedge	-	-	12,011	12,011
Loans held-for-sale	-	11,885	-	11,885
Financial Liability:
Derivative financial instruments	-	-	474	474

	June 30, 2011
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial Assets:
Available for sale securities
U.S. Government and agency	$-	26,208	$-	$26,208
Municipal obligations	-	39,186	-	39,186
Corporate obligations	-	6,216	-	6,216
Mortgage-backed securities	-	-	-	-
government backed	-	6,372	-	6,372
Private lable CMOs	-	291	-	291
CMOs - government backed	-	24,427	-	24,427
Loan subject to fair value hedge	-	-	11,405	11,405
Loans held-for-sale	-	1,784	-	1,784
Derivative financial instruments	-	-	650	650

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9: FAIR VALUE DISCLOSURES - continued

The following table presents, for the nine months ended March 31, 2012, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

		Total Realized/
		Unrealized Gains	Purchases,
	Balance	(Losses) Included	Sales,	Balance
	as of	in Noninterest	Issuances, and	as of
	July 1, 2011	Income	Settlements, net	March 31, 2012
	(In thousands)
Financial Assets (Liability):
Loan subject to fair value hedge	$11,405	844	(238)	$12,011
Derivative financial instruments	650	(1,124)	-	(474)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of March 31, 2012 and June 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	March 31, 2012
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Impaired loans	$-	$-	$624	$624
Repossessed assets	-	-	1,872	1,872

	June 30, 2011
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Impaired loans	$-	$-	$1,004	$1,004
Repossessed assets	-	-	1,181	1,181

During the quarter ended March 31, 2012, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $927,000 were reduced by specific valuation allowance allocations totaling $303,000 to a total reported fair value of $624,000 based on collateral valuations utilizing Level 3 valuation inputs.

Those financial instruments subject to FASB ASC Topic 825 are required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value.  Below is a table that summarizes the fair market values of all financial instruments of the Company at March 31, 2012 and June 30, 2011, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9: FAIR VALUE DISCLOSURES – continued

(Dollars in Thousands)	March 31, 2012
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
Financial Assets:
Cash and cash equivalents	$15,604	$-	$-	$15,604	$15,604
FHLB stock	-	-	2,003	2,003	2,003
Loans receivable, net	-	-	185,798	185,798	177,283
Accrued interest on dividends receivable	1,451	-	-	1,451	1,451
Mortage servicing rights	-	-	2,327	2,327	2,135
Cash surrender value of life insurance	-	-	9,101	9,101	9,101
Financial Liabilities:
Deposits	139,003	-	-	139,003	139,003
Time certificates of deposit	-	-	82,354	82,354	81,151
Accrued expenses and other liabilities	4,652	-	-	4,652	4,652
Advances from the FHLB & other borrowings	-	-	50,592	50,592	48,746
Subordinated debentures	-	-	3,946	3,946	5,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

	June 30, 2011
Financial Assets:
Cash and cash equivalents	$9,540	$-	$-	$9,540	$9,540
FHLB stock	-	-	2,003	2,003	2,003
Loans receivable, net	-	-	192,361	192,361	185,471
Accrued interest on dividends receivable	1,558	-	-	1,558	1,558
Mortage servicing rights	-	-	2,871	2,871	2,142
Cash surrender value of life insurance	-	-	6,900	6,900	6,900
Financial Liabilities:
Deposits	124,633	-	-	124,633	124,633
Time certificates of deposit	-	-	85,719	85,719	84,553
Accrued expenses and other liabilities	3,371	-	-	3,371	3,371
Advances from the FHLB & other borrowings	-	-	63,612	63,612	60,896
Subordinated debentures			3,779	3,779	5,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9: FAIR VALUE DISCLOSURES - continued

The following methods and assumptions were used by the Company in estimating the fair value of the following classes of financial instruments.  However, the 2011 Form 10-K provides additional description of valuation methodologies used in estimating fair value of these financial instruments.

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

Advances from the FHLB & Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective March 31, 2012 and June 30, 2011, respectively if the borrowings repriced according to their stated terms.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. RECENTLY ISSUED PRONOUNCEMENTS

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company adopted this guidance during the quarter and it did not have a significant impact on the Company’s financial statements.

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

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not anticipate that the adoption of this guidance will have a material impact on the consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  The amendments in this update defer those changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by this update. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on the consolidated financial statements.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s primary activity is its ownership of its wholly owned subsidiary, American Federal Savings Bank (the “Bank”).  The Bank is a federally chartered savings bank, engaging in typical banking activities:  acquiring deposits from local markets and originating loans and investing in securities.  Recent federal legislation mandated that the consolidated regulatory functions of The Office of Thrift Supervision (“OTS”) over the Bank and the Company be transferred to two federal agencies and that the OTS be merged into the Office of the Comptroller of the Currency (the “OCC”).  Thus, as a result of the enactment in July of 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Federal Reserve Board (the “FRB”) became, as of July 21, 2011, the principal federal bank regulatory agency for the Company and the OCC the principal federal regulator for the Bank.  The Bank’s charter was not affected and the Bank continues to operate as a federal stock savings bank. Its deposits remain insured by the Federal Deposit Insurance Corporation.  Because the Dodd-Frank Act did not eliminate the thrift charter under which the Bank has historically operated, the Bank’s traditional lending and investment activities should not be affected.  Further, to ensure regulatory continuity, the Dodd-Frank Act requires that the OCC designate a new Deputy Comptroller who will be responsible for the supervision and examination of federal savings associations.

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

The Bank has a strong mortgage lending focus, with the majority of its loans represented by single-family residential mortgages.  The Bank has also successfully marketed home equity loans to its customers, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.).  In recent years the Bank has focused on adding commercial loans to its portfolio, both real estate and non-real estate.  The purpose of this diversification is to mitigate the Bank’s dependence on the residential mortgage market, as well as to improve its ability to manage its spread.  The Bank’s management recognizes the need for sources of fee income to complement its margin, and the Bank now maintains a significant loan servicing portfolio which generates income.   The gain on sale of loans also provides significant fee income in periods of high mortgage loan origination volumes.  Fee income is also supplemented with fees generated from the Bank’s deposit accounts.  The Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread.  Non-maturity deposits do not automatically reprice as interest rates rise, as do certificates of deposit.

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

The level and movement of interest rates impacts the Bank’s earnings as well.  The Federal Reserve’s Federal Open Market Committee (“FOMC”) did not change the federal funds target rate which remained at 0.25% during the nine months ended March 31, 2012.

Financial Condition

Comparisons of financial condition in this section are between March 31, 2012 and June 30, 2011.

Total assets at March 31, 2012 were $332.17 million, an increase of $1.08 million, or 0.32%, from $331.09 million at June 30, 2011. This increase in assets was primarily attributable to increases in loans held for sale offset by decreases in securities available-for-sale and loans receivable.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition - continued

Loans receivable decreased by $8.19 million, or 4.41%, to $177.28 million at March 31, 2012, from $185.47 million at June 30, 2011.  The decline occurred even though commercial loans increased by, $4.45 million and commercial real estate loans increased by $1.12 million.  Both home equity and consumer loans decreased moderately, and construction loans decreased by $3.09 million.  Residential mortgages decreased by the largest amount, $6.78 million.  Total loan originations were $109.48 million for the nine months ended March 31, 2012, with single family mortgages accounting for $82.35 million of the total.  Home equity and construction loan originations totaled $4.54 million and $2.30 million, respectively, for the same period. Commercial real estate and land loan originations totaled $7.54 million.  Consumer and commercial loans originated totaled $3.25 million and $9.49 million, respectively.  Loans held-for-sale increased to $11.89 million at March 31, 2012 from $1.78 million at June 30, 2011.

Total cash and cash equivalents increased by $6.06 million, and securities available-for-sale decreased $8.68 million.

Deposits increased $10.97 million, or 5.24%, to $220.15 million at March 31, 2012 from $209.19 million at June 30, 2011. Growth occurred in all deposit products except certificates of deposits which decreased by $3.40 million and money market accounts which decreased by $534,000.  Management attributes the overall increase in deposits to increased marketing of checking accounts as well as customers’ preference for placing funds in secure, federally insured accounts.

The ability of the Bank to continue to grow its retail deposit base during the period enable wholesale funding to decrease as advances from the Federal Home Loan Bank and other borrowings decreased $12.15 million, or 19.95%, to $48.75 million from $60.90 million.

Total shareholders’ equity increased $976,000 or 1.86%, to $53.46 million at March 31, 2012 from $52.49 million at June 30, 2011.  This was a result of net income for the period of $1.57 million in addition to an increase in accumulated other comprehensive income of $522,000 (mainly due to an increase in net unrealized gains on securities available-for-sale).  The increase was also partially offset by dividends paid for the period.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Net Income.  The quarter’s results were characterized by a significant increase in net income driven by renewed and robust refinancing activity.  Eagle’s net income for the quarter increased to $658,000 versus $408,000 for the three months ended March 31, 2011.  The net income increase of $250,000, or 61.27%, was due principally to an increase in noninterest income of $360,000 caused by an increase in home mortgage refinancing activity, and gain on sale of investment securities.  The provision for loan losses decreased $18,000 from the prior period.  Eagle’s tax provision was $46,000 higher in the current quarter.  Basic earnings per share were $0.18 for the current period, compared to $0.10 for the prior comparable period.

Net Interest Income.  Net interest income decreased to $2.76 million for the quarter ended March 31, 2012, from $2.80 million for the previous year’s quarter.  This decrease of $39,000 was the result of a decrease in interest and dividend income of $247,000 partially offset by a decrease in interest expense of $208,000.

Interest and Dividend Income.  Total interest and dividend income was $3.53 million for the quarter ended March 31, 2012, compared to $3.77 million for the quarter ended March 31, 2011, a decrease of $247,000, or 6.55%.  Interest and fees on loans decreased to $2.74 million for the three months ended March 31, 2012 from $2.88 million for the same period ended March 31, 2011.  This decrease of $133,000, or 4.62%, was due primarily to the decrease in the average yield on loans for the quarter ended March 31, 2012.  The average interest rate earned on loans receivable decreased by 33 basis points, from 6.09% to 5.76%.  Average balances for loans receivable, net, for the quarter ended March 31, 2012 were $190.56 million, compared to $188.85 million for the prior year period.  This represents an increase of $1.72 million, or 0.91%.    Interest and dividends on investment securities available-for-sale (AFS) decreased by $112,000 for the quarter ended March 31, 2012 from $890,000 for the same quarter last year.  Average balances on investments decreased to $96.27 million for the quarter ended March 31, 2012, from $103.37 million for the quarter ended March 31, 2012.  The average interest rate earned on investments decreased to 3.23% from 3.44%.  Interest on deposits with banks decreased to $4,000 from $6,000, due to a decrease in the average balances.  Average balances on deposits with banks decreased to $6.81 million for the quarter ended March 31, 2012, compared to $7.48 million for the quarter ended March 31, 2011and the average rates on  such deposits with banks decreased from 0.32% at March 31, 2011 to 0.23% at March 31, 2012.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2012 and 2011 - continued

Interest Expense.  Total interest expense declined significantly in the quarter to $766,000 from $974,000 for the quarter ended March 31, 2011, a decrease of $208,000, or 21.36%.  The decrease was attributable to decreases in interest on deposits and borrowings offset by growth in average deposit balances as the Bank’s customers appeared to continue to opt for the safety of federally insured deposits, notwithstanding historically low rates on such deposits, over the risks and uncertainty of the capital markets.  Decreases in rates on deposits caused a decline in deposit interest expense of $66,000, or 20.25% over the quarter ended March 31, 2011.  The decrease was attributable to a decrease in average rates paid on all deposit products, except for money market accounts which remained at an average rate of 0.13% for both periods.  Interest bearing checking account rates declined from 0.06% to 0.05%, savings account rates declined from 0.12% to 0.10%, and certificates of deposit rates decreased from 1.42% to 1.15%.  The declines, however, were offset by increases in average balances during the period to $192.30 million for the quarter ended March 31, 2012, compared to $186.95 million for the same quarter in the previous year.  Because of the increase in retail funding due to deposit growth average balances in borrowings decreased significantly to $57.25 million for the quarter ended March 31, 2012, compared to $71.40 million for the same quarter in the previous year.  The average rate paid, along with the decrease in average borrowing balances resulted in a decrease in interest paid on borrowings to $506,000 for the quarter ended March 31, 2012 versus $648,000 paid in the previous year’s quarter.  The average rate paid on borrowings decreased from 3.63% last year to 3.54% for the quarter ended March 31, 2012.  The average rate paid on all liabilities decreased 28 basis points from the quarter ended March 31, 2011 to the quarter ended March 31, 2012.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions, and past due loans in portfolio.  The Bank’s policies require a review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  The Bank recorded $258,000 in provision for loan losses for the quarter ended March 31, 2012 and $276,000 in the quarter ended March 31, 2011.  This decrease from 2011 was based on an analysis of a variety of factors including delinquencies within the loan portfolio.  Total nonperforming loans increased from $2.33 million at March 31, 2011 to $3.29 million at March 31, 2012. The Bank currently has $2.26 million in foreclosed real estate property and other repossessed property with a net book value of $1.87 million.

Noninterest Income. Due to declines in long term interest rates, the Bank  again experienced significant refinancing activity in residential real estate.   As long-term rates continued to push to historically low levels, refinance activity  in the current quarter  grew and exceeded the level reached in the prior year’s period.  This increased activity had a significant effect on the amount of non-interest income with total noninterest income increasing to $1.30 million for the quarter ended March 31, 2012, from $944,000 for the quarter ended March 31, 2011, an increase of $360,000 or 38.14%.  Of this amount net gain on sale of loans increased to $522,000 for the quarter ended March 31, 2012 from $333,000 for the quarter ended March 31, 2011.   During this period, $33.92 million 1-4 family mortgage loans were originated compared to $17.38 million in the quarter ended March 31, 2011.  In addition, $29.87 million of mortgage loans were sold during the period compared to $20.87 million sold in the quarter ended March 31, 2011, an increase of $9.00 million.  The gain on sale of securities also contributed to the increase in noninterest income.  Gain on sale of securities increased to $115,000 from the prior period’s amount of zero.  A net gain on the fair value hedge of $94,000 was incurred during this period compared to a net gain in the prior year of $39,000, an increase of $55,000.

Noninterest Expense.  Noninterest expense was $2.91 million for the quarter ended March 31, 2012, and $2.86 million for the quarter ended March 31, 2011.  Though most items were fairly similar, provision for valuation loss on OREO increased to $165,000 from $0 for the comparable period last year .  This increase was due to decline in values in some of the Company’s foreclosed properties.  Amortization of mortgage servicing rights decreased from $334,000 to $201,000, a decrease of $133,000.  Other expense categories showed relatively minor changes.

 Income Tax Expense.  Our income tax expense was $242,000 for the quarter ended March 31, 2012, compared to $196,000 for the quarter ended March 31, 2011.  The effective tax rate for the quarter ended March 31, 2012 was 26.89% and was 32.45% for the quarter ended March 31, 2011.

 EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended March 31, 2012 and 2011

Net Income.  Our net income was $1.57 million and $1.93 million for the nine months ended March 31, 2012 and 2011, respectively.  The decrease of $355,000, or 18.41%, was due to decreases in noninterest income of $890,000, and increases in loan loss provision of $48,000, offset by increases in net interest income of $251,000, and decreases in noninterest expense of $129,000.  The tax provision was $203,000 lower in the current period.  Basic earnings per share declined to $0.42 for the current period, compared to $0.49 for the previous year’s period.

Net Interest Income.  Net interest income increased to $8.35 million for the nine months ended March 31, 2012, from $8.10 million for the previous year’s period.  This increase of $251,000 was the result of a decrease in interest expense of $675,000 offset by a decrease in interest and dividend income of $424,000.

Interest and Dividend Income.  Total interest and dividend income was $10.84 million for the nine  months ended March 31, 2012, compared to $11.26 million for the nine months ended March 31, 2011, representing a decrease of $424,000, or 3.76%.  Interest and fees on loans decreased slightly to $8.35 million for the nine months ended March 31, 2012 from $8.49 million for the same period ended March 31, 2011.  Average balances for loans receivable, net, for the nine months ended March 31, 2012 were $189.98 million, compared to $184.09 million for the previous year an increase of $5.89 million, or 3.20%.  The average interest rate earned on loans receivable decreased by 29 basis points, from 6.15% to 5.86%.  Interest and dividends on investment securities available-for-sale (AFS) decreased to $2.48 million for the nine months ended March 31, 2012 from $2.75 million for the same period last year.  Average balances on investments decreased to $99.91 million for the nine months ended March 31, 2012, compared to $107.97 million for the nine months ended March 31, 2011.  The average interest rate earned on investments decreased to 3.31% from 3.40%.  Interest on deposits with banks decreased to $13,000 from $15,000.  The average balance on deposits with banks increased from $5.38 million up to $6.44 million while the average rate earned dropped from 0.37% to 0.27%.

Interest Expense.  Total interest expense decreased to $2.49 million for the nine months ended March 31, 2012, from $3.16 million for the nine months ended March 31, 2011, a decrease of $675,000, or 21.34%, primarily due to decreases in interest paid on deposits.  Interest on deposits decreased to $822,000 for the nine months ended March 31, 2012, from $1.09 million for the nine months ended March 31, 2011.  This decrease of $268,000, or 24.59%, was the result of a 21 basis point decrease in average rates paid on deposit accounts.  Interest bearing checking accounts decreased to an average rate paid of 0.06% from 0.07%, and money market accounts decreased to 0.13% from 0.18%.  Average balances in interest-bearing deposit accounts increased to $191.53 million for the nine months ended March 31, 2012, compared to $184.99 million for the same period in the previous year.  A decrease in the average balance of borrowings, in addition to a decrease in the average rate paid, resulted in a decrease in interest paid on borrowings to $1.67 million versus $2.07 million paid in the same period ended March 31, 2011.  The average rate paid on borrowings decreased from 3.96% last year to 3.60% this year.  The average rate paid on all liabilities decreased from 1.66% for the nine months ended March 31, 2011 to 1.33% the nine months ended March 31, 2012.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions, and past due loans in its portfolio.  The Bank’s policies require a review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  The Bank took $841,000 in provision for loan losses for the nine months ended March 31, 2012 versus $793,000 in the nine months ended March 31, 2011.  This was due to slight increases in loan delinquencies and the continued weak local and national economies.  Total real estate and other assets acquired in settlement of loans, net of allowance for losses increased from $1.18 million at June 30, 2011 to $1.87 million at March 31, 2012.

Noninterest Income. Total noninterest income decreased to $2.95 million for the nine months ended March 31, 2012, from $3.84 million for the nine months ended March 31, 2011, a decrease of $890,000 or 23.19%.  This  was attributable to the absence of sustained refinancing activity over the nine month which resulted in a decrease of $801,000 in net gain on sale of loans to $1.16 million for the nine months ended March 31, 2012 from $1.96 million for the nine months ended March 31, 2011.  During this period, $82.35 million 1-4 family mortgage loans were originated compared to $102.50 million in the nine months ended March 31, 2011, a decrease of $20.15 million.  In addition, $67.08 million of mortgage loans were sold during the period compared to $99.41 million sold in the nine months ended March 31, 2011, a decrease of $32.33 million.  Also, a net loss on the fair value hedge was $280,000 for the nine months ended March 31, 2012, while it was a net gain of $237,000 for the nine month period ended March 31, 2011, a swing of $517,000.  Though the hedge is considered to be effective, a portion does run through noninterest income.

 EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended March 31, 2012 and 2011 - continued

Noninterest Expense.  Noninterest expense decreased by $129,000 or 1.54% to $8.24 million for the nine months ended March 31, 2012, from $8.37 million for the nine months ended March 31, 2011.  This decrease was primarily due to decreases in amortization of mortgage servicing rights of $565,000. The decrease in the amortization of mortgage servicing rights resulted from a decrease in refinance activity that occurred during the period compared to the previous period.  Consulting fees also increased $356,000.  This increase was primarily due to costs associated with the exploration of potential acquisition opportunities.  The provision for valuation loss on OREO increased to $165,000 from $62,000, an increase of $103,000.  This increase was due to declines in value on some of the Company’s foreclosed properties.  Other expense categories showed minor changes.

Income Tax Expense.  Our income tax expense was $644,000 for the nine months ended March 31, 2012, compared to $847,000 for the nine months ended March 31, 2011.  The effective tax rate for the nine months ended March 31, 2012 was 29.05% and was 30.52% for the nine months ended March 31, 2011.

Liquidity, Interest Rate Sensitivity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of the Comptroller of the Currency (“OCC”) regulations.  The OCC has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings.  The OCC states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages.  For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined.  In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets.  “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Seattle.  The Bank exceeded those minimum ratios as of both March 31, 2012 and March 31, 2011.

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

At December 31, 2011 (the most recent report available), the Bank’s measure of sensitivity to interest rate movements, as measured by the OCC in a 200 basis point rise in interest rates scenario,  decreased to 110 basis points from 187 basis points at June 30, 2011.  The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.  The Bank’s tier I core capital ratio, as measured under OCC rules, increased from 12.86% as of March 31, 2011 to 13.08% as of March 31, 2012.  The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity, Interest Rate Sensitivity and Capital Resources - continued

As of March 31, 2012, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At March 31, 2012, the Bank’s tangible, core, and risk-based capital ratios amounted to 13.08%, 13.08%, and 21.31%, respectively, compared to regulatory requirements of 1.50%, 3.0%, and 8.0%, respectively.  See the following table (amounts in thousands):

	At March 31, 2012
	(Unaudited)
	Dollar	% of
	Amount	Assets
Tangible capital:
Capital level	$41,598	13.08
Requirement	4,770	1.50
Excess	36,828	11.58

Core capital:
Capital level	41,598	13.08
Requirement	9,541	3.00
Excess	32,057	10.08

Risk-based capital:
Capital level	43,298	21.31
Requirement	16,251	8.00
Excess	27,047	13.31

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONTROLS AND PROCEDURES

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of March 31, 2012, our disclosure controls and procedures were effective.  During the last fiscal quarter, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 26, 2011, the Company announced that its Board of Directors authorized a common stock repurchase program for 204,156 shares of common stock, effective April 27, 2011. The program was intended to be implemented through purchases made from time to time in the open market or through private transactions. The program was scheduled to terminate on April 19, 2012. All of the 204,156 were purchased by December 27, 2011.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

Part II - OTHER INFORMATION (CONTINUED)

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

EAGLE BANCORP MONTANA, INC.

Date: May 14, 2012	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: May 14, 2012	By:	/s/ Clint J. Morrison
Clint J. Morrison
Senior Vice President/CFO