Form 10-K
period 2012-06-30
Eagle Bancorp Montana, Inc.
filed 2012-09-19
CIK 1478454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	June 30, 2012
or

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-34682

Eagle Bancorp Montana, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-1449820
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1400 Prospect Avenue, Helena, MT	59601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	406-442-3080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01	The NASDAQ Stock Market LLC

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

☒ Yes ☐ No

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

The aggregate market value of the common stock held by non-affiliates of Eagle, computed by reference to the closing price at which the stock was sold as of December 31, 2011 was $31,126,000. The outstanding number of shares of common stock of Eagle as of August 1, 2012, was 3,878,971.

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

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	general economic conditions, either nationally or in our market areas, that are worse than expected;

●	competition among depository and other financial institutions;

●	changes in the prices, values and sales volume of residential and commercial real estate in Montana;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	adverse changes or volatility in the securities markets;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate acquired businesses;

●	changes in consumer spending, borrowing and savings habits;

●	changes in our organization, compensation and benefit plans;

●	our ability to continue to increase and manage our commercial and residential real estate, multi-family, and commercial business loans;

●	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;

●	the level of future deposit premium assessments;

●	the impact of a recurring recession on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;

●	the impact of the current restructuring of the U.S. financial and regulatory system;

●	the failure of assumptions underlying the establishment of allowance for possible loan losses and other estimates;

●	changes in the financial performance and/or condition of our borrowers and their ability to repay their loans when due; and

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

American Federal was founded in 1922 as a Montana chartered building and loan association and has conducted operations in Helena since that time.  In 1975, the Bank adopted a federal thrift charter.  The Bank currently has six full service offices. We also have seven automated teller machines located in our market area and we participate in the CashCard® and Money Pass® ATM networks.  The Bank’s website can be found at www.americanfederalsavingsbank.com.  The contents on or accessible through, our website are not incorporated into this filing.

Business Strategy

Our strategy is to continue profitable operations through building a diversified loan portfolio and positioning the Bank as a full-service community bank that offers both retail and commercial loan and deposit products in all of its markets. We believe that this focus will enable us to continue to grow our franchise, while maintaining our commitment to customer service, high asset quality, and sustained net earnings. The following are the key elements of our business strategy:

●
Continue to diversify our portfolio through growth in commercial real estate and commercial business loans as a complement to our traditional single family residential real estate lending. Such loans now constitute about 45.6% of total loans;

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

Montana in the Economic Downturn

Market Area

From our headquarters in Helena, Montana, we operate six full service retail banking offices, including our main office.  Our other full service branches are located in Helena – Neill (opened 1987), Helena – Skyway (opened 2009), Bozeman (opened 1980, relocated 2009), Butte (opened 1979) and Townsend (opened 1979), Montana.  The original Bozeman branch opened in 1980 was closed August 1, 2010 due to reduced use by customers as a result of the new location opened in October 2009 approximately one mile away.

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

On July 2, 2012, we announced the execution of a definitive agreement with Sterling Savings Bank of Spokane, Washington, to acquire certain liabilities and assets of Sterling’s seven branch operations in Montana.  This transaction is subject to approval of federal bank regulators and is expected to close in late 2012.

Competition

We face strong competition in our primary market area for the attraction of retail deposits and the origination of loans.  Historically, Montana was a unit banking state.  This means that the ability of Montana state banks to create branches was either prohibited or significantly restricted.  As a result of unit banking, Montana has a significant number of independent financial institutions serving a single community in a single location.  While the state’s population is approximately 989,000 people, there are 57 credit unions in Montana as well as two federally chartered thrift institutions, and 74 commercial banks as of June 30, 2012.  Our most direct competition for depositors has historically come from locally owned and out-of-state commercial banks, thrift institutions and credit unions operating in our primary market area.  The number of such competitor locations has increased significantly in recent years.  Our competition for loans also comes from banks, thrifts and credit unions in addition to mortgage bankers and brokers.  Our principal market areas can be characterized as markets with moderately increasing incomes, relatively low unemployment, increasing wealth (particularly in the growing resort areas such as Bozeman), and moderate population growth.

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

Loan Portfolio Composition.
The following table analyzes the composition of the Bank’s loan portfolio by loan category at the dates indicated:

	At June 30,
	2012		2011
	(Dollars in thousands)
	Amount	Percent of Total	Amount	Percent of Total
Real estate loans:
Residential mortgage (one- to four-family) (1)	$61,671	35.11%	$70,003	37.34%
Commercial real estate	64,672	36.82%	64,701	34.52%
Real estate construction	1,455	0.83%	5,020	2.68%
Total real estate loans	127,798	72.76%	139,724	74.54%

Other loans:
Home equity	23,709	13.50%	27,816	14.84%
Consumer	8,778	5.00%	9,343	4.98%
Commercial	15,343	8.74%	10,564	5.64%
Total other loans	47,830	27.24%	47,723	25.46%

Total loans	175,628	100.00%	187,447	100.00%

Less:
Deferred loan fees (expenses)	164		176
Allowance for loan losses	1,625		1,800

Total loans, net	$173,839		$185,471

(1) Excludes loans held for sale.

Fee Income.
American Federal Savings Bank receives lending related fee income from a variety of sources.  Its principal source of this income is from the origination and servicing of sold mortgage loans.  Fees generated from mortgage loan servicing, which generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing for loans held by others, were $891,000 and $830,000 for the years ended June 30, 2012 and 2011, respectively.  Other loan related fee income for contract collections, late charges, credit life commissions and credit card fees were $86,000 and $78,000 for the years ended June 30, 2012 and 2011, respectively.

Loan Maturity Schedule.
The following table sets forth the estimated maturity of the loan portfolio of the Bank at June 30, 2012.  Balances exclude deferred loan fees and allowance for loan losses.  Scheduled principal repayments of loans do not necessarily reflect the actual life of such assets.  The average life of a loan is typically substantially less than its contractual terms because of prepayments.  In addition, due on sale clauses on loans generally give American Federal Savings Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property, subject to the mortgage, and the loan is not paid off.  All mortgage loans are shown to be maturing based on the date of the last payment required by the loan agreement, except as noted.

Loans having no stated maturity, those without a scheduled payment, demand loans and matured loans, are shown as due within six months.

	Within 6 Months	6 to 12 Months	More than 1 year to 2 years	More than 2 years to 5 years	Over 5 years	Total
			(In thousands)
Residential mortgage (one- to four-family) (1)	$-	$30	$1,014	$2,208	$69,032	$72,284
Commercial real estate and land	369	3,286	2,263	6,703	52,051	64,672
Real estate construction	-	1,455	-	-	-	1,455
Home equity	242	3,318	3,519	9,844	6,786	23,709
Consumer	281	1,058	978	4,826	1,635	8,778
Commercial	184	4,865	1,872	3,231	5,191	15,343

Total loans (1)	$1,076	$14,012	$9,646	$26,812	$134,695	$186,241

(1) Includes loans held for sale.

The following table sets forth the dollar amount of all loans, at June 30, 2012, due after June 30, 2013, which have fixed interest rates and which have floating or adjustable interest rates:

	Fixed	Adjustable	Total
	(Dollars in thousands)

Residential mortgage (one- to four-family)	$61,053	$11,094	$72,147
Commercial real estate and land	55,495	5,522	61,017
Home equity	14,290	5,859	20,149
Consumer	6,684	755	7,439
Commercial	6,362	3,933	10,295

Total loans (1)	$143,884	$27,163	$171,047

Percent of total	84.12%	15.88%	100.00%

(1) Due after June 30, 2013.

The following table sets forth information with respect to our loan originations, purchases and sales activity for the periods indicated:

	Year Ended June 30,
	2012	2011
	(In thousands)

Net loans receivable at beginning of period (1)	$187,255	$177,197

Loans originated:
Residential mortgage (one- to four-family)	117,248	115,030
Commercial real estate and land	9,609	38,131
Real estate construction	3,355	13,180
Home equity	5,611	16,550
Consumer	4,483	6,068
Commercial	11,272	15,311

Total loans originated	151,578	204,270

Loans sold:
Whole loans	99,507	112,444

Principal repayments and loan refinancings	55,061	80,853

Deferred loan fees decrease (increase)	12	(215)

Allowance for losses decrease (increase)	175	(700)

Net loan increase (decrease)	(2,803)	10,058

Net loans receivable at end of period (1)	$184,452	$187,255

(1) Includes loans held for sale.

Residential Lending.
The Bank’s primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Bank’s market area.  Approximately 35.1% of the Bank’s loans as of June 30, 2012 were comprised of such loans. American Federal generally originates one- to four-family residential mortgage loans in amounts of up to 80% of the lesser of the appraised value or the selling price of the mortgaged property without requiring private mortgage insurance.  A mortgage loan originated by the Bank, whether fixed rate or adjustable rate, can have a term of up to 30 years.  The Bank holds substantially all of its adjustable rate and its 8, 10 and 12-year fixed rate loans in portfolio.  Adjustable rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan.  The Bank’s fixed rate 15-year and 20-year loans are held in portfolio or sold in the secondary market depending on market conditions.  Generally, all 30-year fixed rate loans are sold in the secondary market.  The volume of loan sales is dependent on the volume, type and term of loan originations.

The Bank obtains a significant portion of its noninterest income from servicing of loans that it has sold.  The Bank offers many of the fixed rate loans it originates for sale in the secondary market on a servicing retained basis.  This means that we process the borrower’s payments and send them to the purchaser of the loan.  This retention of servicing enables the Bank to increase fee income and maintain a relationship with the borrower.  Servicing income was $891,000 for the year ended June 30, 2012.  At June 30, 2012, American Federal Savings Bank had $338.9 million in residential mortgage loans and $16.1 million in commercial real estate loans sold with servicing retained.  American Federal Savings Bank does not ordinarily purchase home mortgage loans from other financial institutions.

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

Home Equity Loans.
American Federal Savings Bank also originates home equity loans.  These loans are secured by the borrowers’ primary residence, but are typically subject to a prior lien, which may or may not be held by the Bank.  At June 30, 2012, $23.7 million or 13.5% of our total loans were home equity loans.  Borrowers may use the proceeds from the Bank’s home equity loans for many purposes, including home improvement, debt consolidation, or other purchasing needs.  The Bank offers fixed rate, fixed payment home equity loans as well as variable and fixed rate home equity lines of credit. Fixed rate home equity loans typically have terms of not longer than 15 years.

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

Commercial Real Estate and Land Loans.
American Federal Savings Bank originates commercial real estate mortgage and land loans, including both developed and undeveloped land loans, and loans on multi-family dwellings.  Commercial real estate and land loans made up 36.8% of the Bank’s total loan portfolio, or $64.7 million at June 30, 2012.  The majority of these loans are non-residential commercial real estate loans.  American Federal Savings Bank’s commercial real estate mortgage loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings.  The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors.  Generally, commercial real estate loans originated by the Bank will not exceed 75% of the appraised value or the selling price of the property, whichever is less.  The average loan size is approximately $311,000 and is typically made with fixed rates of interest and 5- to 15-year maturities.  Upon maturity, the loan is repaid or the terms and conditions are renegotiated.  Generally, all originated commercial real estate loans are secured by property located in the state of Montana and within the market area of the Bank.  American Federal Savings Bank’s largest single commercial real estate loan had a balance of approximately $11.5 million ($10.4 million is guaranteed by Rural Development of the U.S. Department of Agriculture, leaving approximately $1.1 million unguaranteed) on June 30, 2012, and is secured by a detention facility.

Real Estate Construction Lending.
American Federal Savings Bank also lends funds for the construction of one-to-four-family homes and commercial real estate.  Real estate construction loans are made both to individual homeowners for the construction of their primary residence and, to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for sale in the future.  Real estate construction loans accounted for $1.5 million or 0.8% of the Bank’s loan portfolio at June 30, 2012.

Consumer Loans.
As part of its strategy to invest in higher yielding shorter term loans, American Federal Savings Bank emphasized growth of its consumer lending portfolio in recent years.  This portfolio includes personal loans secured by collateral other than real estate, unsecured personal loans and lines of credit, and loans secured by deposits held by the Bank.  As of June 30, 2012, consumer loans totaled $8.8 million or 5.0% of the Bank’s total loan portfolio.  These loans consist primarily of auto loans, RV loans, boat loans, personal loans and credit lines and deposit account loans.  Consumer loans are originated in the Bank’s market area and generally have maturities of up to 7 years.  For loans secured by savings accounts, American Federal Savings Bank will lend up to 90% of the account balance on single payment loans and up to 100% for monthly payment loans.

Consumer loans have a shorter term and generally provide higher interest rates than residential loans.  Consumer loans can be helpful in improving the spread between average loan yield and cost of funds and at the same time improve the matching of the maturities of rate sensitive assets and liabilities.  Although the amount of such loans declined slightly over 2011 levels, increasing consumer loans continues to be a major part of the Bank’s strategy of operating more like a commercial bank than a traditional savings bank.

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

Commercial Business Loans.
Commercial business loans amounted to $15.3 million, or 8.7% of the Bank’s total loan portfolio at June 30, 2012.  American Federal Savings Bank’s commercial business loans are traditional business loans and are not secured by real estate.  Such loans may be structured as unsecured lines of credit or may be secured by inventory, accounts receivable or other business assets.  While the commercial business loan portfolio amounted to only 8.7% of the total portfolio at June 30, 2012, American Federal intends to increase such lending by focusing on market segments which it has not previously emphasized, such as business loans to doctors, lawyers, architects and other professionals as well as to small businesses within its market area.  Our management believes that this strategy provides opportunities for growth, without significant additional cost outlays for staff and infrastructure.

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

Loans to One Borrower.
Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus.  As of June 30, 2012, our largest aggregation of loans to one borrower was approximately $17.7 million.  This consisted of two commercial real estate loans secured by two separate detention facilities.  The first commercial real estate loan had a principal balance of $6.1 million, but 90.0%, or $5.5 million of the principal balance was sold to the Montana Board of Investments, leaving a net principal balance to the Bank of $600,000.  The second commercial real estate loan is to the same borrower for another detention facility.  As of June 30, 2012, the principal balance on this loan was $11.5 million with 90.0% of the loan guaranteed by the USDA Rural Development.  Due to the USDA Rural Development guarantee, 90.0% of this loan, or $10.4 million, is not required to be included in the Bank’s limitations to a single borrower, thus leaving approximately $1.1 million subject to the lending limit described above, thereby making a combined amount of $1.7 million subject to the lending limit.  The Bank entered into an interest rate swap with a third party to change the underlying cash flows of the second loan to be a variable market rate tied to one-month LIBOR.   At June 30, 2012, these loans were performing in accordance with their terms.  The Bank maintains the servicing for both these loans.

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

Loan Commitments.
We generally provide commitments to fund fixed and adjustable-rate single-family mortgage loans for periods up to 60 days at a specified term and interest rate, and other loan categories for shorter time periods.  The total amount of our commitments to extend credit as of June 30, 2012, was approximately $6.48 million, all of which was for residential mortgage loans.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions.  If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt.  Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of.  When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs.  The initial recording of any loss is charged to the allowance for loan losses.  As of June 30, 2012, American Federal Savings Bank had $2.7 million of real estate owned ($2.4 million net of valuation loss allowance).

Loans are reviewed on a quarterly basis and are placed on non-accrual status when they are 90 days or more delinquent.  Loans may be placed on non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful.  Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.  At June 30, 2012, we had $1.8 million ($1.8 million net of specific reserves for loan losses) of loans that were nonperforming and held on non-accrual status.

Delinquent Loans.
The following table provides information regarding the Bank’s loans that are delinquent 30 to 89 days as of the date indicated:

	At June 30, 2012
	Number	Amount	Percentage of Total Delinquent Loans
	(Dollars in thousands)

Loan type:
Residential mortgage (one- to four-family)	5	$613	44.84%
Real estate construction	-	-	0.00%
Commercial real estate and land	-	-	0.00%
Home equity	13	362	26.48%
Consumer	29	221	16.17%
Commercial business	6	171	12.51%

Total	53	$1,367	100.00%

Nonperforming Assets.
The following table sets forth information regarding American Federal Savings Bank’s nonperforming assets as of the dates indicated.

	At June 30,
	2012	2011
	(Dollars in thousands)

Non-accrual loans
Real estate loans:
Residential mortgage (one- to four-family)	$660	$1,424
Real estate construction	-	650
Commercial real estate and land	833	186
Home equity	265	376
Consumer	36	56
Commercial business	20	247
Accruing loans delinquent 90 days or more	-	-
Restructured loans:
Commercial business	90	-
Commercial real estate and land	1,314	-
Total nonperforming loans	3,218	2,939
Real estate owned and other repossed property, net	2,361	1,181
Total nonperforming assets	$5,579	$4,120

Total nonperforming loans to total loans	1.85%	1.57%
Total nonperforming loans to total assets	0.98%	0.89%
Total allowance for loan loss to non-performing loans	50.50%	61.25%
Total nonperforming assets to total assets	1.70%	1.24%

During the year ended June 30, 2012, the Bank had one foreclosed real estate property resulting in a loss of $11,000 upon sale and one resulting in a gain of $2,000 after incurring valuation losses of $58,000, and 5 other foreclosed real estate properties that incurred a provision for valuation losses of $111,000.  During the year ended June 30, 2012, a minimal amount of interest was recorded on loans previously accounted for on a non-accrual basis.

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

	At June 30,
	2012	2011
	(Dollars in thousands)
Residential mortgage (one- to four-family):
Special Mention	$-	$-
Substandard	923	1,300
Doubtful	-	-
Loss	-	111

Commercial Real Estate and Land:
Special Mention	51	-
Substandard	782	738
Doubtful	-	-
Loss	-	260

Real Estate construction:
Special Mention	-	-
Substandard	-	721
Doubtful	-	-
Loss	-	-

Home equity loans:
Special Mention	-	-
Substandard	242	233
Doubtful	148	-
Loss	-	378

Consumer loans:
Special Mention	-	-
Substandard	76	121
Doubtful	15	-
Loss	2	14

Commercial loans:
Special Mention	5	1,454
Substandard	1,492	446
Doubtful	-	-
Loss	-	125

Securities available for sale:
Special Mention	-	-
Substandard	209	436
Doubtful	-	-
Loss	-	-

Real estate owned/repossessed property:
Special Mention	-	-
Substandard	2,361	1,181
Doubtful	-	-
Loss	300	189

Total classified loans and real estate owned	$6,606	$7,707

Allowance for Loan Losses and Real Estate Owned.
The Bank segregates its loan portfolio for loan losses into the following broad categories:  real estate loans (residential mortgages [one- to four-family], real estate construction, commercial real estate and land) home equity loans, consumer loans, and commercial business loans.  The Bank provides for a general allowance for losses inherent in the portfolio in the categories referenced above, which consists of two components:  General loss percentages which are calculated based on historical analyses and other factors such as volume and severity of delinquencies, local and national economy, underwriting standards, and other factors.  This portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used.  This is due to the risk of error and/or inherent imprecision in the process.  This portion of the allowance is subjective in nature and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as:  trends in delinquencies and non-accruals; trends in volume; terms and portfolio mix; new credit products; changes in lending policies and procedures; and changes in the outlook for the local, regional and national economy.

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

Provisions for, or adjustments to, estimated losses are included in earnings in the period they are established.  We had $1,625,000 in allowances for loan losses and $300,000 in allowance for valuation losses for other real estate owned at June 30, 2012.

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

The following table sets forth information with respect to our allowance for loan losses at the dates and for the periods indicated:

	For the Years Ended
	June 30,
	2012	2011
	(Dollars in thousands)

Balance at beginning of period	$1,800	$1,100

Provision for loan losses	1,101	948
Loans charged-off
Real estate loans	(125)	(75)
Commercial real estate and land	(309)	(130)
Real estate construction	(239)	-
Home equity	(351)	(30)
Consumer	(33)	(17)
Commercial business loans	(239)	-
Recoveries
Real estate loans	-	-
Commercial real estate and land	8	-
Real estate construction	-	-
Home equity	-	-
Consumer	12	4
Commercial business loans		-
Net loans charged-off	(1,276)	(248)

Balance at end of period	$1,625	$1,800

Allowance for loan losses to total loans	0.93%	0.96%
Allowance for loan losses to total non-performing
loans	50.50%	61.25%
Net recoveries (charge-offs) to average loans
outstanding during the period	-0.68%	-0.13%

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated:

	2012			2011
	(Dollars in thousands)
	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans
Real estate loans:
Residential mortgage (one- to four-family)	$403	24.80%	35.11%	$369	20.56%	37.34%
Commercial real estate and land	772	47.51%	36.82%	652	36.22%	34.52%
Real estate construction	10	0.62%	0.83%	18	0.94%	2.68%
Total real estate loans	1,185	72.92%	72.76%	1,039	57.72%	74.54%

Other loans:
Home equity	156	9.60%	13.50%	481	26.72%	14.84%
Consumer	78	4.80%	5.00%	57	3.17%	4.98%
Commercial business	206	12.68%	8.74%	223	12.39%	5.64%
Total other loans	440	27.08%	27.24%	761	42.28%	25.46%

Total	$1,625	100.00%	100.00%	$1,800	100.00%	100.00%

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

Investment Policies.
The investment policy of Eagle, which is established by the board of directors, is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing American Federal’s lending activities.  The policy provides for available-for-sale (including those accounted for under FASB ASC 825), held-to-maturity, and trading classifications.  However, Eagle currently does not hold any securities for purposes of trading or held-to-maturity.  The policy permits investments in high credit quality instruments with diversified cash flows while permitting us to maximize total return within the guidelines set forth in our interest rate risk and liquidity management policies. Permitted investments include but are not limited to U.S. government obligations, government agency or government-sponsored agency obligations, state, county and municipal obligations, and mortgage-backed securities.  Collateralized mortgage obligations, investment grade corporate debt securities, and commercial paper are also included.  We also invest in Federal Home Loan Bank (FHLB) overnight deposits and federal funds, but these instruments are not considered part of the investment portfolio.

Our investment policy also includes several specific guidelines and restrictions to ensure adherence with safe and sound activities.  The policy prohibits investments in high-risk mortgage derivative products (as defined within the policy) without prior approval from the board of directors.  To secure such approval, management must demonstrate the business advantage of such investments.

We do not participate in the use of off-balance sheet derivative financial instruments, except interest rate caps and certain financial instruments designated as cash flow hedges related to loans committed to be sold in the secondary market and interest rate swaps designated as fair-value hedges.  Further, Eagle does not invest in securities which are not rated investment grade at time of purchase.

The Board, through its asset liability committee, has charged the President and CEO with implementation of the investment policy.  All transactions are reported to the board of directors monthly, as well as the current composition of the portfolio, including market values and unrealized gains and losses.

Investment Securities.
We maintain a portfolio of investment securities, classified as either available-for-sale (including those accounted for under FASB ASC 825) or held-to-maturity to enhance total return on investments.  At June 30, 2012, our investment securities included U.S. government and agency obligations, Small Business Administration pools, municipal securities, mortgage-backed securities, collateralized mortgage obligations and corporate obligations, all with varying characteristics as to rate, maturity and call provisions.  Investment securities held-to-maturity represented none of Eagle’s total investment portfolio.  Securities available-for-sale totaled 83% of Eagle’s total investment portfolio.  The remaining percentage is comprised of interest-bearing deposits in banks and stock in the FHLB of Seattle.  The Bank does not expect to alter the mix of U.S. Treasury obligations it will hold and purchase, notwithstanding the downgrade of U.S. Treasury debt obligations to AA+ by Standard & Poors.  It will, however, continue to monitor developments.

The following table sets forth the carrying value of our investment securities portfolio at the dates indicated:

	At June 30,
	2012		2011
	(Dollars in Thousands)
	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Securities available-for-sale, at fair value:
U.S. Government and agency obligations	$21,055	19.58%	$26,208	23.50%
Corporate obligations	3,945	3.67%	6,216	5.57%
Municipal obligations	42,060	39.10%	39,186	35.13%
Collateralized mortgage obligations	15,370	14.29%	24,718	22.16%
Mortgage-backed securities	6,847	6.37%	6,372	5.71%

Total securities available for sale	89,277	83.00%	102,700	92.07%

Interest-bearing deposits	16,280	15.14%	1,837	1.65%

Federal funds sold	-	0.00%	5,000	4.48%

Federal Home Loan Bank capital stock, at cost	2,003	1.86%	2,003	1.80%

Total	$107,560	100.00%	$111,540	100.00%

The following table sets forth information regarding the carrying values, weighted average yields and maturities of our investment securities portfolio at June 30, 2012:

	At June 30, 2012
	One Year or Less		One to Five Years		More than Five to Ten Years		More than Ten Years		Total Investment Securities

Securities available-for-sale:	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Approximate Market Value	Annualized Weighted Average Yield
U.S. Government and agency
obligations	$2,564	1.71%	$13,152	2.36%	$2,913	1.32%	$2,426	2.42%	$21,055	$21,055	2.14%
Corporate obligations	-	-	3,945	3.19	-	-	-	-	3,945	3,945	3.19
Municipal obligations	-	-	5,719	3.89	15,933	4.99	20,408	6.27	42,060	42,060	5.46
Private collateralized mortgage obligations	-	-	-	-	-	-	169	7.01	169	169	7.01
Collateralized mortgage obligations	-	-	359	3.38	2,552	3.75	12,290	3.46	15,201	15,201	3.51
Mortgage-backed securities	10	4.34	33	5.32	376	3.39	6,428	3.60	6,847	6,847	3.60

Total securities available for sale	2,574	1.72	23,208	2.90	21,774	4.33	41,721	4.81	89,277	89,277	4.11

Interest-bearing deposits	16,280	0.02	-	-	-	-	-	-	16,280	16,280	0.02

Federal funds sold	0	-	-	-	-	-	-	-	0	-	-

Federal Home Loan Bank
capital stock	-	-	-	-	2,003	-	-	-	2,003	2,003	-

Total	$18,854	0.25%	$23,208	2.90%	$23,777	3.96%	$41,721	4.81%	$107,560	$107,560	3.41%

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

Core deposits are deposits that are more stable and somewhat less sensitive to rate changes.  They also represent a lower cost source of funds than rate sensitive, more volatile accounts such as certificates of deposit.  We believe that our core deposits are our checking, as well as NOW accounts, savings accounts, money market accounts and IRA accounts.  Based on our historical experience, we include IRA accounts funded by certificates of deposit as core deposits because they exhibit the principal features of core deposits in that they are stable and generally are not rate sensitive.  Core deposits amounted to $163.6 million or 74.35% of the Bank’s deposits at June 30, 2012 ($138.6 million or 63.0% if IRA certificates of deposit are excluded).  The presence of a high percentage of core deposits and, in particular, transaction accounts, is part of our strategy to restructure our liabilities to more closely resemble the lower cost liabilities of a commercial bank.  However, a significant portion of our deposits remains in certificate of deposit form.  These certificates of deposit, if they mature and are renewed at higher rates, would result in an increase in our cost of funds.

The following table sets forth American Federal’s distribution of deposit accounts at the dates indicated and the weighted average interest rate on each category of deposit represented:

	At June 30,
	2012			2011
	(Dollars in thousands)
			Weighted			Weighted
		Percent	Average		Percent	Average
	Amount	of Total	Rate	Amount	of Total	Rate

Noninterest checking	$23,425	10.65%	0.00%	$19,052	9.11%	0.00%
Savings	40,591	18.45%	0.10%	36,945	17.66%	0.10%
NOW account/Interest bearing
checking	46,125	20.97%	0.05%	40,352	19.29%	0.05%
Money market accounts	28,489	12.95%	0.14%	28,284	13.51%	0.12%

Total	138,630	63.02%	0.08%	124,633	59.58%	0.07%
Certificates of deposit accounts:
IRA certificates	24,941	11.34%	0.98%	25,020	11.96%	1.07%
Brokered certificates	-	0.00%	0.00%	-	0.00%	0.00%
Other certificates	56,418	25.65%	1.18%	59,533	28.46%	1.38%
Total certificates of deposit	81,359	36.98%	1.12%	84,553	40.42%	1.29%

Total deposits	$219,989	100.00%	0.46%	$209,186	100.00%	0.57%

The following table sets forth the amounts and maturities of our certificates of deposit as of June 30, 2012, for the maturity dates indicated:

				After
	June 30,	June 30,	June 30,	June 30,
	2013	2014	2015	2015	Total

under 0.51%	$21,615	$-	$-	$-	$21,615
0.51-0.75%	11,655	1,105	12	-	12,772
0.76-1.00%	1,761	906	522	6	3,195
1.01-1.25%	14,779	8,135	891	97	23,902
1.26-1.50%	374	298	348	908	1,928
1.51-2.00%	52	343	967	3,015	4,377
2.01% and higher	4,512	3,908	3,237	1,913	13,570

Total	$54,748	$14,695	$5,977	$5,939	$81,359

The following table shows the amount of certificates of deposit with balances of $100,000 to $250,000 and of more than $250,000 by time remaining until maturity as of June 30, 2012:

	Balance
(In thousands)		Greater
	$100 - $250	than $250	Total
3 months or less	$3,910	$1,011	$4,921
Over 3 to 6 months	3,446	512	3,958
Over 6 to 12 months	5,123	2,666	7,789
Over 12 months	8,080	1,608	9,688

Total	$20,559	$5,797	$26,356

The following table sets forth the net changes in deposit accounts for the periods indicated:

	Year Ended June 30,
	2012	2011
	(Dollars in thousands)

Opening balance	$209,186	$197,939
Deposits, net	9,748	9,867
Interest credited	1,055	1,380

Ending balance	$219,989	$209,186

Net increase	$10,803	$11,247

Percent increase	5.16%	5.68%

Weighted average cost of
deposits during the period	0.56%	0.75%

Weighted average cost of
deposits at end of period	0.46%	0.57%

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

During the fiscal year ended June 30, 2006, our predecessor entity formed a special purpose subsidiary, Eagle Bancorp Statutory Trust I (the “Trust”), for the purpose of issuing trust preferred securities in the amount of $5.0 million.  Our predecessor entity has issued subordinated debentures to the Trust, and the coupon on the debentures matches the dividend payment on the trust preferred securities.  Upon the closing of the second-step conversion and reorganization, we assumed the obligations of our predecessor in connection with the subordinated debentures and trust preferred securities.  For regulatory purposes, the securities qualify as Tier 1 Capital, while for accounting purposes they are recorded as long term debt.  The securities have a 30 year maturity and carried a fixed coupon of 6.02% for the first five years, at which time the coupon became variable, at a spread of 142 basis points over 3 month LIBOR.  At June 30, 2012 the rate was 1.881%.

The following table sets forth information concerning our borrowing from the FHLB of Seattle and PNC at the end of, and during, the periods indicated:

	Ended June 30,
	2012	2011
	(Dollars in thousands)
FHLB Advances:
Average balance	$35,973	$41,008
Maximum balance at any month-end	37,879	45,346
Balance at period end	33,696	37,896
Weighted average interest rate during the period	3.25%	3.47%
Weighted average interest rate at period end	3.19%	3.26%

Repurchase Agreements:
Average balance	$17,678	$23,000
Maximum balance at any month-end	23,000	23,000
Balance at period end	9,000	23,000
Weighted average interest rate during the period	4.66%	4.66%
Weighted average interest rate at period end	4.61%	4.66%

Other:
Average balance	$-	$-
Maximum balance at any month-end	-	-
Balance at period end	-	-
Weighted average interest rate during the period	n/a	n/a
Weighted average interest rate at period end	n/a	n/a

Total borrowings:
Average balance	$53,651	$64,008
Maximum balance at any month-end	60,879	68,346
Balance at period end	42,696	60,896
Weighted average interest rate during the period	3.49%	3.90%
Weighted average interest rate at period end	3.49%	3.79%

SUBSIDIARY ACTIVITY

We are permitted to invest in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations.  We do not have any subsidiaries, except for American Federal Savings Bank and Eagle Bancorp Statutory Trust I.

Personnel

As of June 30, 2012, we had 83 full-time employees and 7 part-time employees.  The employees are not represented by a collective bargaining unit.  We believe our relationship with our employees to be good.

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

General

As a federally-chartered savings institution, American Federal is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”) which assumed jurisdiction over Eagle and American Federal after the close of Eagle’s June 30, 2011 fiscal year as its primary federal regulator, and the FDIC, as the insurer of its deposits. American Federal is a member of the Federal Home Loan Bank, or FHLB System, and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the FDIC. There are periodic examinations to evaluate American Federal’s safety and soundness and compliance with various regulatory requirements. Under certain circumstances, the FDIC may also examine American Federal.  This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowance for loan losses for regulatory purposes. Eagle, as a savings and loan holding company, was required to file certain reports with, is subject to examination by, and otherwise comply with the rules and regulations of the Office of Thrift Supervision which have been adopted by the OCC. The Federal Reserve Board assumed regulatory responsibility for Eagle during this year. Eagle is also subject to the rules and regulations of the SEC under the federal securities laws.  See “—Holding Company Regulation.”

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

On July 21, 2011, under the requirements of the Dodd-Frank Act, our primary federal regulator, the Office of Thrift Supervision, was merged with and into the Office of the Comptroller of the Currency (the primary federal regulator for national banks). As a result, shortly after the conclusion of Eagle’s fiscal year of June 30, 2011, all federal savings associations (including American Federal) came under the principal jurisdiction of a different, federal bank regulatory agency, the OCC, which has historically regulated the national banks. The OCC has extensive experience in the regulation of community banks such as American Federal but it is unclear without more experience how the change in federal regulatory agencies will impact American Federal. American Federal will retain its federal thrift charter under the OCC, but may evaluate other charter options in the future. The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like Eagle, in addition to bank holding companies which it currently regulates. As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including, in the future, holding company capital requirements, will apply to savings and loan holding companies like Eagle. The capital requirements are expected to take effect in five years. The Dodd-Frank Act will require the Federal Reserve Board to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as American Federal Savings Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will continue to be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

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

Federal Regulation of Savings Institutions

The following description relates to both Eagle and American Federal’s regulation through the completion of the fiscal year ending June 30, 2012, and a description of certain historical regulatory aspects. The information related to the Office of Thrift Supervision is expected to a significant degree to be descriptive of regulations and policies of the OCC which has adopted virtually all of the Office of Thrift Supervision rules. However, because neither Eagle nor American Federal has had any experience with federal bank regulators other than the Office of Thrift Supervision, and the FDIC with respect to insurance of accounts, the descriptions that follow refer to Eagle and American Federal’s past experience through the end of its fiscal year of June 30, 2012.

Office of Thrift Supervision.  The Office of Thrift Supervision had extensive authority over the operations of savings institutions.  As part of this authority, American Federal was required to file periodic reports with the Office of Thrift Supervision and is subject to periodic examinations. The Office of Thrift Supervision also had extensive enforcement authority over all savings institutions and their holding companies, including American Federal and Eagle. Authority over Eagle has been transferred to the Federal Reserve Board as a result of enactment of the Dodd-Frank Act. Enforcement authority over Eagle includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate prompt corrective action orders.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with federal bank regulatory agencies. Except under certain circumstances, public disclosure of final enforcement actions is required.

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

American Federal paid assessments to the Office of the Comptroller of the Currency to fund its operations.  The general assessments, paid on a semi-annual basis, are determined based on total assets, including consolidated subsidiaries.

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

Federal Reserve System.  The Federal Reserve System requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their checking, NOW, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy liquidity requirements.

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

Insurance of Accounts and Regulation by the FDIC.  As insurer of deposits in banks, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of the Comptroller of the Currency an opportunity to take such action. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement with the FDIC. We are not aware of any practice, condition or violation that might lead to the termination of American Federal’s deposit insurance.

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
Prepaid FDIC Premiums.  As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution's assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and were based on the institution's assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The balance of American Federal’s prepaid assessment at June 30, 2012 was $394,000. The FDIC will continue to offset prepared assessments through the earlier of June 30, 2013, or exhaustion of the prepaid assessment of the DIF.

Minimum Reserve Ratios.  The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act, The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%. The FDIC has not yet announced how it will implement this offset. In addition to the statutory minimum ratio, the FDIC must designate a reserve ratio, known as the designated reserve ratio, or DRR, which may exceed the statutory minimum. The FDIC has established 2.0% as the DRR.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. There can be no prediction as to what insurance assessment rates will be in the future.

In addition to the assessment for deposit insurance, through 2019, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and as of the quarter ended March 31, 2012 was 0.66 basis points of assessable deposits.

Capital Requirements.  Federally insured savings institutions, such as American Federal, are required by the Office of the Comptroller of the Currency to maintain minimum levels of regulatory capital.  These minimum capital standards include: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards, discussed below, also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Comptroller of the Currency capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  The Comptroller of the Currency also has authority to establish individual minimum capital requirements for financial institutions.

Prompt Corrective Action.  Federal bank regulatory agencies are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.”  An institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the Comptroller of the Currency is required to appoint a receiver or conservator for a savings institution that is “critically undercapitalized.”  Regulations also require that a capital restoration plan be filed with the Comptroller of the Currency within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  ”Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.   The Comptroller of the Currency also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  At June 30, 2012, American Federal’s capital ratios met the “well capitalized” standards.

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

Generally, savings institutions proposing to make any capital distribution need not submit written notice to the Comptroller of the Currency prior to such distribution unless they are a subsidiary of a holding company or would not remain well capitalized following the distribution.  Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations, must obtain of the Comptroller of the Currency approval prior to making such distribution.  The Comptroller of the Currency may object to the distribution during that 30-day period based on safety and soundness concerns.

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

A savings institution that fails to meet the QTL is subject to certain operating restrictions and may be required to convert to a national bank charter. As of June 30, 2012, American Federal met the qualified thrift lender test.

Activities of Associations and their Subsidiaries.  When a savings institution establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings institution must file a notice or application with the FDIC and of the Comptroller of the Currency at least 30 days in advance and receive regulatory approval or non-objection.  Savings institutions also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

The Comptroller of the Currency may determine that the continuation by a savings institution of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIC.  Based upon that determination, the FDIC or the Comptroller of the Currency has the authority to order the savings institution to divest itself of control of the subsidiary.  The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the Deposit Insurance Fund.  If so, it may require that no FDIC insured institution engage in that activity directly.

Transactions with Affiliates.  American Federal’s authority to engage in transactions with “affiliates” is limited by regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. Eagle is an affiliate of American Federal. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions, i.e. “covered transactions”¸ are restricted to an aggregate percentage of the institution’s capital. Collateral in specified amounts must be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

Holding Company Regulation

General.  Eagle is a unitary savings and loan holding company subject historically to regulatory oversight of the Office of Thrift Supervision. The Federal Reserve Board became the principal federal bank regulatory agency for Eagle during the fiscal year. Accordingly, Eagle is required to register and file reports with Federal Reserve Board and is subject to regulation and examination by the Federal Reserve Board. In addition, the Federal Reserve Board has enforcement authority over Eagle and its non-savings institution subsidiaries which also permits the Federal Reserve Board to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution.

Activities Restrictions.  The Gramm-Leach-Bliley Financial Services Modernization Act of 1999, or GLBA, provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Upon any non-supervisory acquisition by Eagle of another savings association as a separate subsidiary, Eagle would become a multiple savings and loan holding company and would be limited to activities permitted multiple holding companies by the Comptroller of the Currency regulation. The Comptroller of the Currency has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies, including lending, trust services, insurance activities and underwriting, investment banking and real estate investments.

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

Acquisition of Eagle.  Under the Savings and Loan Holding Company Act and the Change in Bank Control Act, a notice or application must be submitted to the Comptroller of the Currency if any person (including a company), or a group acting in concert, seeks to acquire 10% or more of Eagle’s outstanding voting stock, unless the Comptroller of the Currency has found that the acquisition will not result in a change in control of Eagle. In acting on such a notice or application, the Comptroller of the Currency must take into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effect of the acquisition. Any company that acquires control will be subject to regulation as a savings and loan holding company.

Federal Securities Laws

Eagle’s common stock is registered with the Securities and Exchange Commission under the Exchange Act. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”), are available free of charge through our Internet website, www.americanfederalsavingsbank.com, as soon as reasonably practical after we have electronically filed such material with, or furnished it to, the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents on or accessible through, these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

The United States and many industrial nations are experiencing adverse economic conditions and slow recovery which are expected to continue in 2013. Loan portfolio quality has improved at many institutions, reflecting in part, the improving U.S. economy and rising employment. In addition, the values of real estate collateral supporting many commercial loans and home mortgages appear to have stabilized but may continue to decline. The continuing stagnation in the real estate  market also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans. Financial institution stock prices have declined substantially, and it is significantly more difficult for financial institutions to raise capital or borrow in the debt markets.

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

Financial reform legislation  enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

Congress  enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in July 2010. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us.  Effective July 21, 2011, the Dodd-Frank Act eliminated the federal prohibitions against paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.  So far this impact has been minimal, however, we suspect it will change once the current low interest rate environment changes.

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

We are required to own common stock of the Federal Home Loan Bank of Seattle to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank’s advance program. The aggregate cost of our Federal Home Loan Bank common stock as of June 30, 2012 was $2.00 million. Federal Home Loan Bank common stock is not a marketable security and can only be redeemed by the Federal Home Loan Bank.

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

			Value At
			June 30, 2012	Square
Location	Address	Opened	(In thousands)	Footage

Helena Main Office	1400 Prospect Ave.	1997	$3,664	32,304
	Helena, MT 59601

Helena Neill Avenue Branch	28 Neill Ave.	1987	$1,017	1,391
	Helena, MT 59601

Helena Skyway Branch	2090 Cromwell Dixon	2009	$2,208	4,643
	Helena, MT 59602

Butte Office	3401 Harrison Ave.	1979	$500	3,890
	Butte, MT 59701

Bozeman Office	606 North Seventh	1980	$374	5,886
	Bozeman, MT 59715	(closed August 1, 2010)

Bozeman Branch	1455 Oak St	2009	$7,616	19,818
	Bozeman, MT 59715

Townsend Office	416 Broadway	1979	$182	1,973
	Townsend, MT 59644

As of June 30, 2012, the net book value of land, buildings, furniture, and equipment owned by American Federal, less accumulated depreciation, totaled $15.56 million.

ITEM 3.        LEGAL PROCEEDINGS.

American Federal, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which American Federal Savings Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of American Federal.  There were no lawsuits pending or known to be contemplated against Eagle or American Federal as of June 30, 2012.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Global Market under the symbol “EBMT.”  At the close of business on June 30, 2012, there were 3,878,971 shares of common stock outstanding, held by approximately 1,000 shareholders of record.  The closing price of the common stock on June 30, 2012, was $10.00 per share.

			Dividends
Quarter Ended	High Bid	Low Bid	Paid
Fiscal Year 2012
June 30, 2012	$10.25	$9.90	$0.07125
March 31, 2012	$10.18	$9.75	$0.07125
December 31, 2011	$10.49	$9.50	$0.07125
September 30, 2011	$10.82	$10.40	$0.07125
Fiscal Year 2011
June 30, 2011	$11.75	$10.49	$0.070
March 31, 2011	$11.81	$10.58	$0.070
December 31, 2010	$10.83	$9.05	$0.070
September 30, 2010	$9.95	$9.00	$0.070

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

The following table provides information regarding our purchases of our common stock during the fourth quarter of our fiscal year ended June 30, 2012:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

April 1, 2012 through April 30, 2012	-		-	-
May 1, 2012 through May 31, 2012	-		-	-
June 1, 2012 through June 30, 2012	-		-	-
Total	-	$ -	-

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

On April 21, 2011, the Company entered into a pre-arranged Rule 10b5-1 written trading plan (“the Trading Plan”) with a broker to facilitate the repurchase of its shares of common stock, in conformity with the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. A broker selected by the Company had the authority under the terms and limitations specified in the Trading Plan to repurchase shares on the Company’s behalf in accordance with the terms of the Trading Plan.  The Trading Plan facilitated the Company’s share repurchase program, went into effect on April 27, 2011 and was completed on December 27, 2011.  The Trading Plan enabled the Company to continue to repurchase shares without suspension for self-imposed trading blackout periods.  The shares repurchased under the Trading Plan were in accordance with and subject to the limitations of the stock repurchase program.

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

American Federal Savings Bank has a strong mortgage lending focus, with the majority of its loan originations in single-family residential mortgages, which has enabled it to successfully market home equity loans, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.).  In recent years we have also focused on adding commercial loans to our portfolio, both real estate and non-real estate.  We have made significant progress in this initiative.  As of June 30, 2012, commercial real estate and land loans and commercial business loans represented 36.8% and 8.7% of the total loan portfolio, respectively, which represented increases from the 34.5% and 5.6% amounts at June 30, 2011, respectively.  The purpose of this diversification is to mitigate our dependence on the mortgage market, as well as to improve our ability to manage our interest rate spread.  American Federal Savings Bank’s management recognizes that fee income will also enable it to be less dependent on specialized lending and it now maintains a significant loan serviced portfolio, which provides a steady source of fee income. As of June 30, 2012, we had mortgage servicing rights, net of $2.218 million compared to $2.142 million as of June 30, 2011. The gain on sale of loans also provides significant fee income in periods of high mortgage loan origination volumes.  Fee income is also supplemented with fees generated from our deposit accounts.  American Federal Savings Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread.  Non-maturity deposits do not automatically reprice as interest rates rise, as do certificates of deposit.

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

The level and movement of interest rates impacts the Bank’s earnings as well.  For the 2012 fiscal year the short end of the yield curve was fairly static as the Federal Open Market Committee maintained the fed funds rate at a target of 0 to 25 basis points while the long end of the curve moved downward.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Company has complied with the new standard and has presented a separate statement of comprehensive income in these consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. The Company currently has no goodwill.  However upon the successful completion of the pending acquisition of Sterling Bank’s Montana branches, as noted above, management expects goodwill to be recorded and as such the Company’s financials will likely be effected by this pronouncement.

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

Allowance for Loan Losses. We recognize that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan, the creditworthiness of the borrower, general economic conditions and the quality of the collateral for the loan. We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management’s estimate of probable losses based on all available information. The allowance for loan losses is based on management’s evaluation of the collectability of the loan portfolio, including past loan loss experience, known and inherent losses, information about specific borrower situations and estimated collateral values, and current economic conditions. The loan portfolio and other credit exposures are regularly reviewed by management in its determination of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes a review of historical losses, internal data including delinquencies among others, industry data, and economic conditions.

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

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in FASB ASC 740 Income Taxes. Using this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on an ongoing basis as regulatory and business factors change. A reduction in estimated future taxable income could require us to record a valuation allowance. Changes in levels of valuation allowances could result in increased income tax expense, and could negatively affect earnings.

FINANCIAL CONDITION

Introduction.
Total assets decreased $3.79 million, or 1.15%, to $327.30 million at June 30, 2012, from $331.09 million at June 30, 2011.  Total liabilities decreased by $4.96 million, or 1.78%, to $273.65 million at June 30, 2012, from $278.61 million at June 30, 2011.  The loan portfolio decreased $11.63 million during the year.  Total deposits increased $10.80 million.  Noninterest checking increased $4.37 million or 22.95%, to $23.43 million at June 30, 2012, and money market accounts increased $205,000, or 0.72%.  Interest bearing checking accounts increased $5.77 million, or 14.31%, to $46.13 million at June 30, 2012.   Certificates of deposits decreased $3.19 million, or 3.78%, to $81.36 million at June 30, 2012.

Balance Sheet Details.
Loans receivable decreased $11.63 million, or 6.27% to $173.84 million from $185.47 million.  Though loan originations were relatively strong, much of the loan origination volume was in 30 and 15 year fixed rate one- to four-family residential mortgages which were primarily sold in the secondary market.  We sold $99.51 million in loans during fiscal year 2012, a decrease of $12.93 million from $112.44 million sold in fiscal year 2011.  The amount of loans sold in fiscal year 2011 was exceptionally high, particularly in the first half of the previous fiscal year, as the Bank experienced a significant increase in refinance volume of one- to four-family residential mortgages.  Origination activity in most loan categories, with the exception of one- to four-family residential mortgages, decreased in the current fiscal year.  Commercial real estate and land loan originations decreased $28.52 million during the year, and residential mortgage loan originations increased $2.22 million.  The available-for-sale investment portfolio decreased $13.42 million, or 13.07%, to $89.28 million at June 30, 2012 from $102.70 million at June 30, 2011.  The investment category with the largest decrease was agency CMOs, which decreased $9.23 million.  Premises and equipment decreased $590,000, which was primarily due to depreciation expense partially offset by equipment purchases.

Total deposits increased by $10.80 million, notwithstanding lower rates on deposits.  The growth was attributable to consumers seeking additional safety and protection afforded by increased federal deposit insurance.  Of that increase, certificates of deposit decreased $3.19 million, to $81.36 million at June 30, 2012 from $84.55 million at June 30, 2011.  The Bank had no brokered deposits as of June 30, 2012.  Interest-earning checking accounts increased $5.77 million and noninterest checking increased $4.37 million.  Money market accounts increased $205,000 and savings accounts increased $3.65 million.  A portion of the deposit growth the Bank has experienced over the last three fiscal years has likely been the result of a flight to quality by individual investors during the financial crisis and ensuing economic downturn.  As such, as the financial crisis subsides, we believe deposit growth will be more difficult to achieve on a long-term basis due to significant competition among financial institutions in our markets.  Advances from the FHLB and other borrowings decreased to $42.70 million at year-end 2012 from $60.90 million at year-end 2011, a decrease of $18.20 million and is largely attributable to the availability of retail funding from deposits.

Total shareholders’ equity was $53.65 million at June 30, 2012, an increase of $1.17 million over the comparable period.  This increase was due to earnings, and increases in net accumulated other comprehensive gain, offset by dividends paid and treasury stock purchases.

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

	For the twelve months ended June 30,
	2012			2011
	(Dollars in thousands)
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(3)	Balance	Dividends	Cost(3)
Assets:
Interest-earning assets:
FHLB stock	$2,003	$-	0.00%	$2,003	$-	0.00%
Loans receivable, net	188,502	10,884	5.77%	185,223	11,279	6.09%
Investment securities	97,976	3,192	3.26%	107,010	3,659	3.42%
Interest-bearing deposits with banks	8,693	20	0.20%	5,874	21	0.36%
Total interest-earning assets	297,174	14,096	4.74%	300,110	14,959	4.98%
Noninterest-earning assets	33,987			31,505
Total assets	$331,161			$331,615

Liabilities and Equity:
Interest-bearing liabilities:
Deposit accounts:
Money market	$27,936	$37	0.13%	$28,075	$46	0.16%
Savings	38,344	39	0.10%	33,850	48	0.14%
Checking	43,863	24	0.05%	40,057	28	0.07%
Certificates of deposit	82,317	974	1.18%	84,391	1,270	1.50%
Advances from FHLB & subordinated debt	58,806	2,091	3.55%	69,163	2,694	3.90%
Total interest-bearing liabilities	251,266	3,165	1.26%	255,536	4,086	1.60%
Non-interest checking	22,030			19,381
Other noninterest-bearing liabilities	4,190			3,158
Total liabilities	277,486			278,075

Total equity	53,675			53,540

Total liabilities and equity	$331,161			$331,615
Net interest income/interest rate spread(1)		$10,931	3.48%		$10,873	3.38%

Net interest margin(2)			3.68%			3.62%
Total interest-earning assets to interest-bearing liabilities			118.27%			117.44%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(2)	Net interest margin represents income before the provision for loan losses divided by average interest-earning assets.
(3)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.

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

	For the Years Ended June 30,
	Increase (Decrease)
	(In thousands)
	2012 vs 2011			2011 vs 2010
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans receivable, net	$200	$(595)	$(395)	$(323)	$(231)	$(554)
Investment securities	(309)	(158)	(467)	871	(770)	101
Interest-bearing deposits with banks	10	(14)	(4)	18	(6)	12
Other earning assets	-	-	-	-	-	-
Total interest earning assets	(99)	(767)	(866)	566	(1,007)	(441)

Interest-bearing liabilities:
Savings, money market and
checking accounts	9	(31)	(22)	47	(325)	(278)
Certificates of deposit	(31)	(266)	(297)	76	(798)	(722)
Borrowings & subordinated debentures	(403)	(202)	(605)	(68)	58	(10)
Total interest-bearing liabilities	(425)	(499)	(924)	55	(1,065)	(1,010)

Change in net interest income	$326	$(268)	$58	$511	$58	$569

Comparison of Operating Results for the Years Ended June 30, 2012 and 2011

Net Income.
Eagle’s net income decreased slightly to $2.178 million for the year ended June 30, 2012 from $2.410 million for the year ended June 30, 2011, a decrease of $232,000.  This decrease was the result of decreases in noninterest income of $449,000, and increases in the provision for loan losses of $153,000 offset by increases in net interest income of $58,000 and decreases in noninterest expense of $48,000.  Eagle’s tax provision was also $264,000 lower in 2012.  Basic earnings per share for the year ended June 30, 2012 were $0.59, compared to $0.62 for the year ended June 30, 2011.  Diluted earnings per share were $0.56 and $0.62 for 2012 and 2011, respectively.

Net Interest Income.
Net interest income increased to $10.93 million for the year ended June 30, 2012, from $10.87 million for the previous year.  This increase of $58,000, or 0.53%, was the result of a decrease in interest expense of $921,000 and a decrease in interest income of $863,000.  As shown in the “Rate/Volume Analysis”, this increase was mainly attributable to a decrease in average balances in borrowings, larger average balances of deposits and lower rates on deposits largely offset by lower rates on interest earning assets.

Interest and Dividend Income.
Total interest and dividend income was $14.10 million for the year ended June 30, 2012, compared to $14.96 million for the year ended June 30, 2011, a decrease of $863,000, or 5.77%.  Interest and fees on loans decreased to $10.88 million for 2012 from $11.28 million for 2011.  The decrease of $395,000, or 3.50%, was due to a slight increase in the average balances on loans receivable offset by the decrease in average rates, for the year ended June 30, 2012.  Specifically, the average interest rate earned on loans receivable decreased by 32 basis points, to 5.77%, from 6.09% for the prior year.  Average balances for loans receivable, including loans held for sale, net, for the year ended June 30, 2012 were $188.50 million, compared to $185.22 million for the previous year.  This represents an increase of $3.28 million, or 1.77%.   Interest and dividends on investment securities available-for-sale also decreased to $3.19 million for the year ended June 30, 2012 from $3.65 million for the year ended June 30, 2011, a decrease of $461,000, or 12.62%.  This decrease was the result of both lower average interest rates and lower average balances on the AFS portfolio during the year.  Interest earned from deposits at other banks decreased slightly for the year ended June 30, 2012 due to lower yields.

Interest Expense.
Total interest expense decreased to $3.17 million for the year ended June 30, 2012 from $4.09 million for the year ended June 30, 2011, a decrease of $921,000, or 22.54%.  Interest on deposits decreased to $1.07 million for the year ended June 30, 2012 from $1.39 million for the year ended June 30, 2011.  This decrease of $318,000, or 22.84%, was due primarily to a decrease in average rates paid.  The average cost of deposits decreased 19 basis points, to 0.56% in 2012 from 0.75% in 2011.  All deposit categories except certificates of deposits experienced increases in average balances in 2012. The decrease in the average balance of borrowings was augmented by a decrease in the average rate paid and resulted in a decrease in interest paid on borrowings to $2.09 million for the year ended June 30, 2012 from $2.69 million for the year ended June 30, 2011.  The average balance of borrowings decreased by $10.36 million to $58.81 million for the year ended June 30, 2012, compared to $69.16 million for the year ended June 30, 2011 and resulted from decreases in FHLB borrowings and other borrowings stemming from significant inflows of retail deposits as funding sources.  The average rate paid on borrowings decreased to 3.55% in 2012 from 3.90% in 2011.

Provision for Loan Losses.
Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending we conduct  and past due loans in portfolio.  The Bank’s policies require the review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  Using this methodology, a provision to increase the allowance for loan loss by $1.10 million was made for the year ended June 30, 2012 while a provision of $948,000 was made for the year ended June 30, 2011.  This, management believes, adequately reflected a level of total allowances considered adequate.  Total classified assets decreased to $6.61 million at June 30, 2012 from $7.71 million at June 30, 2011.  Total nonperforming loans as a percentage of the total loan portfolio increased to 1.83% at June 30, 2012, from 1.57% at June 30, 2011.  As of June 30, 2012, American Federal Savings Bank had $2.66 million ($2.36 million net of allowance for valuation losses of $300,000) in other real estate owned, an increase over the $1.18 million held at June 30, 2011.

Noninterest Income.
Total noninterest income decreased to $4.17 million for the year ended June 30, 2012, from $4.62 million for the year ended June 30, 2011, a decrease of $449,000 or 9.71%. This decrease was primarily due to decrease in net gain on sale of loans of $492,000 and a net decrease of $615,000 in the value of the fair-value-hedge interest rate swap implemented in August 2010.  Service charges on deposit accounts decreased $61,000 to $672,000 for the year ended June 30, 2012 from $733,000 for the year ended June 30, 2011.  This was primarily due to a decrease in overdraft fees.  Other noninterest income increased $191,000 to $849,000, which primarily was from increased balances in bank owned life insurance.  The single largest item in other noninterest income is earnings from bank owned life insurance of $336,000.

Noninterest Expense.
Noninterest expense decreased by $48,000 or 0.43% to $11.03 million for the year ended June 30, 2012 from $11.08 million for the year ended June 30, 2011.  This decrease was primarily due to the reduction of the amortization of mortgage servicing rights of $529,000.  Both the provision for valuation loss on OREO and Federal insurance premiums decreased as well, while all other expenses increased.  The increase in salaries and benefits was due to normal pay raises and a slightly larger staff.  Most noninterest expense items showed modest changes with the exception of consulting fees which increased $348,000.  This increase is due to costs associated with potential acquisitions including certain expenses associated with the proposed acquisition of Sterling Bank’s Montana branches.

Income Tax Expense.
Eagle’s income tax expense was $792,000 for the year ended June 30, 2012, compared to $1.06 million for the year ended June 30, 2011.  The effective tax rate was 26.67% for the year ended June 30, 2012 and 30.47% for the year ended June 30, 2011.

Liquidity and Capital Resources

Eagle’s subsidiary, American Federal Savings Bank, is required to maintain minimum levels of liquid assets as defined by the Office of the Comptroller of the Currency regulations.    The liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages.  For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined.  In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets.  “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Seattle.  The Bank exceeded those minimum ratios as of both June 30, 2012 and June 30, 2011.

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

Net cash provided (used) by the Company’s operating activities, which is primarily comprised of cash transactions affecting net income, was ($1.55 million) for the year ended June 30, 2012 and $11.50 million for the year ended June 30, 2011.  The change was primarily a result of an increase in the amount of loans held for sale in 2012.

Net cash provided (used) in the Company’s investing activities, which is primarily comprised of cash transactions from the investment securities and mortgage-backed securities portfolios and the loan portfolio, was $20.74 million for the year ended June 30, 2012, and ($7.44 million) for the year ended June 30, 2011.  The increase in cash provided was primarily due to loan originations being less than loan pay-off and principal payments in 2012 compared to 2011.

Net cash provided (used) by the Company’s financing activities was ($8.92 million) for the year ended June 30, 2012, and $1.98 million for the year ended June 30, 2011.  The decrease in cash was primarily a result of net decreases in FHLB advances and other borrowings, partially offset by net increases in deposits.

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable based in part on Eagle’s commitments to make loans and management’s assessment of Eagle’s ability to generate funds.

At May 31, 2012 (the most recent report available), the Bank’s measure of sensitivity to interest rate movements, as measured internally, decreased slightly from the previous quarter.  The market value of the Bank’s capital position has increased modestly from the previous year due to net income offset by the payment of dividends and the repurchase of Company stock.  The Bank is well within the guidelines set forth by the Board of Directors for interest rate sensitivity.

As of June 30, 2012, the Bank’s regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed “well capitalized” pursuant to OCC rules.  At June 30, 2012, the Bank’s tangible, core, and risk-based capital ratios amounted to 13.4%, 13.4%, and 21.91%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively.

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

The following table discloses how the Bank’s economic value of equity (“EVE”) would react to interest rate changes.  Given the current relatively low level of market interest rates, an EVE calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

	Economic Value of Equity as % of PV of Assets
Changes in Market Interest Rates (Basis Points)	At June 30, 2012 Projected EVE	Board Policy Limit (if applicable)
		Must be no greater than:
+300	-2.7%	-30.0%
+200	-0.4%	-20.0%
+100	0.8%	-10.0%
0	0.0%	-
-100	-3.7%	-10.0%

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

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of June 30, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and  Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Based on that evaluation, our CEO and CFO concluded that as of June 30, 2012, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012.  Based on this assessment, management concluded that, as of June 30, 2012, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2012 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION.

None.

PART III

Except as provided below, the information required by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our directors may be found under the caption “Proposal I – Election of Directors” in our Proxy Statement for the 2012 Annual Meeting of Shareholders (the “Proxy Statement”). The information in the Proxy Statement set forth under the captions of “Section 16 (a) Beneficial Ownership Reporting Compliance”, “Board Meetings and Committees”, “Structure of the Board of Directors”, “The Board’s Role in Risk Oversight”, and “Code of Ethics” is incorporated herein by reference.

Executive Officers of the Registrant
The following is a list of the names and ages of our executive officers, all positions and offices held by each person and each person’s principal occupations or employment during the past five years.  There are no family relationships between any executive officers and directors.

Peter J. Johnson, President & Chief Executive Officer	Age 55
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

Clinton J. Morrison, Senior Vice President & Chief Financial Officer	Age 42
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

Michael C. Mundt, Senior Vice President & Chief Lending Officer	Age 58
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

Robert M. Evans, Senior Vice President & Chief Information Officer	Age 64
Mr. Evans has served as the Chief Information Officer of the Bank since January 2008.  Prior to being named Chief Information Officer, he served as the Bank’s Vice President of Information Services.  Mr. Evans also serves as the Bank’s Security Officer.  He joined the Bank in 1986.

Rachel R. Amdahl, Senior Vice President/Operations	Age 43
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
The following documents are filed as part of this report:  The audited Consolidated Statements of Financial Condition of Eagle Bancorp Montana, Inc. and subsidiary as of June 30, 2012 and June 30, 2011 and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholder Equity and Consolidated Statements of Cash Flows for the years then ended, together with the related notes and independent auditor’s reports.

	(2)	Schedules omitted as they are not applicable.

	(3)	Exhibits.

Exhibits 10.1 through 10.21 are management contracts or compensatory plans or arrangements.

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
	10.21
2011 Stock Incentive Plan for Directors, Officers and Employees (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-8 (File No. 333-182360) filed with the SEC on June 27, 2012)

	10.22
Purchase and Assumption Agreement, dated June 29, 2012, by and among Sterling Savings Bank, Eagle Bancorp Montana, Inc. and American Federal Savings Bank (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 2, 2012)

*	21.1	Subsidiaries of Registrant.

	23.1	Consent of Davis Kinard & Co., PC

	31.1	Certification by Peter J. Johnson, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the identically numbered exhibit of the Registration Statement on Form S-1 (File No. 333-163790) filed with the SEC on December 17, 2009.
**	Incorporated by reference to the identically numbered exhibit of the Current Report on Form 8-K filed with the SEC on February 23, 2010.
***	Incorporated by reference to the Registration Statement on Form SB-2 filed with the SEC on December 20, 1999.
****	Incorporated by reference to the proxy statement for the 2000 Annual Meeting filed with the SEC on September 19, 2000.

(b)	See item 15(a)(3) above.
(c)	See Item 15(a)(1) and 15(a)(2) above.

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

Signatures	Title	Date

/s/ Peter J. Johnson	President & Chief Executive Officer	9/19/2012
Peter J. Johnson	Director (Principal Executive Officer)

/s/ Clinton J. Morrison	Senior Vice President and Chief	9/19/2012
Clinton J. Morrison	Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Larry A. Dreyer	Chairman	9/19/2012
Larry A. Dreyer

/s/ James A. Maierle	Vice Chairman	9/19/2012
James A. Maierle

/s/ Rick F. Hays	Director	9/19/2012
Rick F. Hays

/s/ Lynn E. Dickey	Director	9/19/2012
Lynn E. Dickey

/s/ Maureen J. Rude	Director	9/19/2012
Maureen J. Rude

/s/ Thomas J. McCarvel	Director	9/19/2012
Thomas J. McCarvel

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

June 30, 2012 and 2011

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Eagle Bancorp Montana, Inc. and Subsidiary

We have audited the accompanying consolidated statements of financial condition of Eagle Bancorp Montana, Inc. and Subsidiary (Eagle) as of June 30, 2012 and 2011 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the two period ended June 30, 2012.  Eagle’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp Montana, Inc. and Subsidiary as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

Certified Public Accountants

Abilene, Texas
July 27, 2012

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
June 30, 2012 and 2011
(Dollars in Thousands, Except for Per Share Data)

Assets	2012	2011

Cash and due from banks	$3,534	$2,703
Interest bearing deposits in banks	16,280	1,837
Federal funds sold	-	5,000
Cash and cash equivalents	19,814	9,540

Securities available-for-sale	89,277	102,700
FHLB stock restricted, at cost	2,003	2,003
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held for sale	10,613	1,784
Loans receivable, net of deferred loan fees and
allowance for loan losses of $1,625 in 2012 and $1,800 in 2011	173,839	185,471
Accrued interest and dividend receivable	1,371	1,558
Mortgage servicing rights, net	2,218	2,142
Premises and equipment, net	15,561	16,151
Cash surrender value of life insurance	9,172	6,900
Real estate and other assets aquired in settlement of loans, net	2,361	1,181
Other assets	915	1,508

	$327,299	$331,093

Liabilities and Shareholders' Equity

Noninterest bearing	$23,425	$19,052
Interest bearing	196,564	190,134
Total deposits	219,989	209,186

Accrued expenses and other liabilities	5,809	3,371
FHLB advances and other borrowings	42,696	60,896
Subordinated debentures	5,155	5,155
Total liabilities	273,649	278,608

Shareholders' equity

Preferred stock, no par value; 1,000,000
shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value; 8,000,000 shares
authorized; 4,083,127 shares issued;
3,878,971 and 3,918,687 shares outstanding at
June 30, 2012 and 2011, respectively	41	41
Capital surplus	22,112	22,110
Unallocated common stock held by ESOP	(1,556)	(1,722)
Treasury stock, at cost	(2,210)	(1,796)
Retained earnings	32,990	31,918
Net accumulated other comprehensive gain	2,273	1,934
Total shareholders' equity	53,650	52,485

	$327,299	$331,093

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Consolidated Statements of Income
Years Ended June 30, 2012 and 2011
(Dollars in Thousands, Except for Per Share Data)

	2012	2011
Interest and dividend income
Loans, including fees	$10,884	$11,279
Securities available-for-sale	3,192	3,653
Trust preferred securities	3	6
Deposits with banks	17	21
Total interest income	14,096	14,959

Interest expense
Deposits	1,074	1,392
FHLB advances and other borrowings	1,994	2,502
Subordinated debentures	97	192
Total interest expense	3,165	4,086

Net interest income	10,931	10,873

Provision for loan losses	1,101	948

Net interest income after provision for loan losses	9,830	9,925

Noninterest income
Service charges on deposit accounts	672	733
Net gain on sale of loans	1,695	2,187
Mortgage loan service fees	891	830
Net realized gain on sales of available for sale securities	490	19
Net (loss) gain on fair value hedge FASB ASC 815	(417)	198
Net loss on sale of OREO	(6)	(2)
Other income	849	658
Total noninterest income	4,174	4,623

Noninterest expenses
Salaries and employee benefits	5,072	4,948
Occupancy and equipment expense	1,380	1,346
Data processing	611	568
Advertising	568	524
Amortization of mortgage servicing rights	629	1,158
Federal insurance premiums	187	257
Postage	123	123
Legal, accounting, and examination fees	342	363
Consulting fees	528	180
Provision for valuation loss on OREO	169	201
Other expense	1,425	1,414
Total noninterest expenses	11,034	11,082

Income before income taxes	2,970	3,466

Income tax expense	792	1,056

Net income	$2,178	$2,410

Basic earnings per share	$0.59	$0.62

Diluted earnings per share	$0.56	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended June 30, 2012 and 2011
(Dollars in Thousands, Except for Per Share Data)

	2012	2011

NET INCOME	$2,178	$2,410

OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in unrealized gain(loss) on investment securities
available for sale, before income taxes	1,201	1,008
Reclassification adjustment for realized gains on investment
securities included in net earnings, before income tax	(303)	(101)
Change in fair value of derivatives designated as cash flow hedges,
before income taxes	193	18
Reclassification adjustment for realized gains on derivatives
designated as cashflow hedges, before income tax	(18)	(341)

Total other items of comprehensive income	1,073	584

Income tax expense related to
other items of comprehensive income	(734)	(174)

COMPREHENSIVE INCOME	$2,517	$2,820

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
Years Ended June 30, 2012 and 2011
(Dollars in Thousands, Except for Per Share Data)

							Accumulated
				Unallocated			Other
	Preferred	Common	Capital	ESOP	Treasury	Retained	Comprehensive
	Stock	Stock	Surplus	Shares	Stock	Earnings	Gain/(Loss)	Total

Balance at July 1, 2010	$-	$41	$22,104	$(1,889)	$-	$30,652	$1,524	$52,432

Net income						2,410		2,410

Change in net unrealized appreciation on
available for sale securities and cash flow hedges, net							410	410

Total comprehensive income								2,820

Dividends paid						(1,144)		(1,144)

Treasury stock purchased
(164,440 shares @ $10.92 average cost per share )					(1,796)			(1,796)

ESOP shares allocated or committed
to be released for allocation (16,616) shares			6	167				173

Balance at June 30, 2011	$-	$41	$22,110	$(1,722)	$(1,796)	$31,918	$1,934	$52,485

Net income						2,178		2,178

Change in net unrealized appreciation on
available for sale securities and cash flow hedges, net							339	339

Total comprehensive income								2,517

Dividends paid						(1,106)		(1,106)

Treasury stock purchased
(39,716 shares @ $10.43 average cost per share )					(414)			(414)

ESOP shares allocated or committed
to be released for allocation (16,616) shares			2	166				168

Balance at June 30, 2012	$-	$41	$22,112	$(1,556)	$(2,210)	$32,990	$2,273	$53,650

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended June 30, 2012 and 2011
(Dollars in Thousands, Except for Per Share Data)

	2012	2011
Cash flows from operating activities
Net income	$2,178	$2,410
Adjustments to reconcile net income to
net cash provided by operating activities
Provision for other real estate owned valuation losses	169	201
Provision for loan losses	1,101	948
Depreciation	760	739
Net amortization of securities premium & discounts	374	553
Amortization of capitalized mortgage servicing rights	629	1,158
Net gain on sale of loans held for sale	(1,695)	(2,187)
Net realized gain on sales of available-for-sale securities	(490)	(19)
Net loss on sale of foreclosed real estate	6	2
Net loss/(gain) on fair value hedge, FASB ASC 815	417	(198)
Net loss on sale/disposal of fixed assets	-	84
Appreciation in cash surrender value of life insurance, net	(272)	(209)
Net change in
Loans held for sale	(6,958)	7,775
Accrued interest receivable	187	52
Other assets	593	(342)
Accrued expenses and other liabilities	1,454	529
Net cash (used in) provided by operating activities	(1,547)	11,496

Cash flows from investing activities
Activity in available-for-sale securities
Sales	9,000	5,544
Maturities, prepayments and calls	20,961	25,093
Purchases	(15,526)	(18,434)
Activity in held to maturity securities
Maturities, prepayments and calls	-	125
Loan originations and principal collections, net	8,087	(18,810)
Purchase of bank owned life insurance	(2,000)	-
Proceeds from sale of foreclosed real estate	386	166
Additions to premises and equipment	(170)	(1,128)
Net cash provided by (used in) investing activities	20,738	(7,444)

Cash flows from financing activities
Net increase in deposits	10,803	11,247
Net change in advances from the FHLB and other borrowings	(18,200)	(6,328)
Purchase of treasury stock, at cost	(414)	(1,796)
Dividends paid	(1,106)	(1,144)
Net cash (used in) provided by financing activities	(8,917)	1,979

Net change in cash and cash equivalents	10,274	6,031

Cash and cash equivalents at beginning of year	9,540	3,509

Cash and cash equivalents at end of year	$19,814	$9,540

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

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
June 30, 2012 and 2011

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

The Company carries certain assets with other financial institutions which are subject to credit risk by the amount such assets exceed federal deposit insurance limits. At June 30, 2012 and June 30, 2011, no account balances were held with correspondent banks that were in excess of FDIC insured levels, except for federal funds sold.  Also, from time to time, the Company is due amounts in excess of FDIC insurance limits for checks and transit items.  Management monitors the financial stability of correspondent banks and considers amounts advanced in excess of FDIC insurance limits to present no significant additional risk to the Company.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “cash and due from banks,”  “interest bearing deposits in banks,” and “federal funds sold” all of which mature within ninety days.

The Bank is required to maintain a reserve balance with the Federal Reserve Bank. The Bank properly maintained amounts in excess of required reserves of $50,000 as of June 30, 2012 and 2011.

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
June 30, 2012 and 2011

NOTE 1:	Summary of Significant Accounting Policies – continued

Trading – No investment securities were designated as trading at June 30, 2012 and 2011.

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is a restricted investment carried at cost ($100 per share par value), which approximates its fair value.  As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances.  The Company may request redemption at par value of any stock in excess of the amount it is required to hold.  Stock redemptions are made at the discretion of the FHLB.  The Bank redeemed no FHLB shares during the years ended June 30, 2012 and 2011.

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

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances net of any unearned income, allowance for loan losses, and unamortized deferred fees or costs on originated loans and unamortized premiums or unaccreted discounts on purchased loans.  Loan origination fees, net of certain direct origination costs are deferred and amortized over the contractual life of the loan, and recorded as an adjustment to the yield, using the interest method.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 1:	Summary of Significant Accounting Policies – continued

Loans – continued

Loan Origination/Risk Management. The Company selectively extends credit for the purpose of establishing long-term relationships with its customers.  The Company mitigates the risks inherent in lending by focusing on businesses and individuals with demonstrated payment history, historically favorable profitability trends and stable cash flows.  In addition to these primary sources of repayment, the Company looks to tangible collateral and personal guarantees as secondary sources of repayment.  Lending officers are provided with detailed underwriting policies covering all lending activities in which the Company is engaged and that require all lenders to obtain appropriate approvals for the extension of credit.  The Company also maintains documentation requirements and extensive credit quality assurance practices in order to identify credit portfolio weaknesses as early as possible so any exposures that are discovered may be reduced.

A reporting system supplements the loan review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans.  Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

The company regularly contracts for independent loan reviews that validate the credit risk program.  Results of these reviews are presented to management.  The loan review  process compliments and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

1-4 Family Residential Mortgages. The Company’s primary lending activity consists of the  origination of 1-4 family residential mortgage loans collateralized by owner-occupied and non-owner-occupied real estate.  Repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans.  Loans collateralized by 1-4 family residential real estate generally have been originated in amounts up to 80% of appraised values before requiring private mortgage insurance.  The underwriting analysis includes credit verification, appraisals and a review of the financial condition of the borrower.  The Company will either hold these loans in its portfolio or sell them on the secondary market, depending upon market conditions and the type and term of the loan originations.  Generally, all 30-year fixed rate loans are sold in the secondary market.

Commercial Real Estate Mortgages and Land Loans.  The Company makes commercial real estate loans and land loans collateralized by owner-occupied and non-owner-occupied real estate.  Payments on loans secured by such properties are often dependent on the successful operation or management of the properties.  Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans.  When underwriting these loans, the Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition.  The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 1:	Summary of Significant Accounting Policies – continued

Loans – continued

Construction.  The Company makes loans to finance the construction of residential and non-residential properties.  The majority of the Company’s residential construction loans are made to both individual homeowners for the construction of their primary residence and, to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for sale in the future.  The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers.  Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion.  Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio.  As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan.  If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover the entire unpaid portion of the loan.  In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminable period of time.  While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

Home Equity Loans.  The Company originates home equity loans that are secured by the borrowers’ primary residence.  These loans are typically subject to a prior lien, which may or may not be held by the Company.  Although these loans are secured by real estate, they carry a greater risk than first lien 1-4 family residential mortgages because of the existence of a prior lien on the property as well as the flexibility the borrower has with respect to the proceeds.   The Company attempts to minimize this risk by maintaining conservative underwriting policies on these types of loans.  Generally, home equity loans are made for up to 85% of the appraised value of the underlying real estate collateral, less the amount of any existing prior liens on the property securing the loan.

Consumer Loans.  Consumer loans made by the Company include automobile loans, recreational vehicle loans, boat loans, personal loans, credit lines, loans secured by deposit accounts and other personal loans.  Risk is minimized due to relatively small loan amounts that are spread across many individual borrowers.

Commercial and Industrial Loans.  A broad array of commercial lending products are made available to businesses for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business.  Generally, the Company’s commercial loans are underwritten on the basis of the borrower’s ability to service such debt as reflected by cash flow projections.  Commercial loans are generally collateralized by business assets, accounts receivable and inventory, certificates of deposit, securities, guarantees or other collateral.  The Company also generally obtains personal guarantees from the principals of the business.  Working capital loans are primarily collateralized by short-term assets, whereas term loans are primarily collateralized by long-term assets.  As a result, commercial loans involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 1:	Summary of Significant Accounting Policies – continued

Loans – continued

Non-Accrual and Past Due Loans:  Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.  Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.  In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, the Company considers the borrower's debt service capacity through the analysis of current financial information, if available, and/or current information with regards to the Company's collateral position.  Regulatory provisions would typically require the placement of a loan on non-accrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected.  Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due.  When interest accrual is discontinued, all unpaid accrued interest is reversed. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 1:	Summary of Significant Accounting Policies – continued

Loans – continued

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

Troubled Debt Restructured Loans

A troubled debt restructured loan is a loan in which the Company grants a concession to the borrower that it would not otherwise consider, for reasons related to a borrower's financial difficulties.  The loan terms which have been modified or restructured due to a borrower's financial difficulty, include but are not limited to a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals, renewals and rewrites or a combination of these modification methods. A troubled debt restructured loan would generally be considered impaired in the year of modification and will be assessed periodically for continued impairment.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 1:	Summary of Significant Accounting Policies – continued

Mortgage Servicing Rights – continued

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type.  Impairment is recognized through a valuation allowance for an individual tranche, to the extent that the fair value is less than the capitalized amount for the tranches.  If the Bank later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.  Capitalized servicing rights are reported as assets and are amortized into noninterest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned.  The amortization of mortgage servicing rights is netted against loan servicing fee income.

Cash Surrender Value of Life Insurance

Life insurance policies are initially recorded at cost at the date of purchase.  Subsequent to purchase, the policies are periodically adjusted for fair value.  The adjustment to fair value increases or decreases the carrying value of the policies and is recorded as an income or expense on the consolidated statement of income.  For the years ended June 30, 2012 and 2011 there were no adjustments to fair value that were outside the normal appreciation in cash surrender value.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 1:	Summary of Significant Accounting Policies – continued

Income Taxes – continued

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

Treasury Stock

Treasury stock is accounted for on the cost method and consists of 204,156 shares in 2012 and 164,440 shares in 2011.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs were approximately $568,000 and $524,000 for the years ended June 30, 2012 and 2011, respectively.

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
June 30, 2012 and 2011

NOTE 1:	Summary of Significant Accounting Policies – continued

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net income by the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method.  For purposes of computing EPS, the Company excludes ESOP shares that have not been allocated or committed to be released for allocation to participants.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 1:	Summary of Significant Accounting Policies – continued

Derivatives – continued

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 1:	Summary of Significant Accounting Policies – continued

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Company has complied with the new standard and has presented a separate statement of comprehensive income in these consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. The Company currently has no goodwill.  However upon the successful completion of the pending acquisition of Sterling Bank’s Montana branches, management expects goodwill to be recorded, and as such the Company’s financials will likely be effected by this pronouncement.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

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

Reclassifications

For the year ended June 30, 2012, the Company determined that some of the line items for fiscal year 2011 in the consolidated statements of income should be reported differently to provide more clarity and be more in line with industry standards.  The following table depicts the items affected by these changes (dollars in thousands):

	As Previously	As	Net
	Reported	Restated	Change
Net gain on fair value hedge FASB ASC 815	$-	$198	$198
Other income	856	658	(198)
ATM processing	64	-	(64)
Data processing	504	568	64
			$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 1:	Summary of Significant Accounting Policies – continued

Reclassifications – continued

For the year ended June 30, 2012, the Company determined that some of the line items for fiscal year 2011 in the consolidated statements of cash flows should be reported differently to provide more clarity and be more in line with industry standards.  The following table depicts the items affected by these changes (dollars in thousands):

	As Previously	As	Net
	Reported	Restated	Change
Net gain on fair value hedge FASB ASC 815	$-	$(198)	$(198)
Accrued expenses and other liabilities	331	529	198
			$-

NOTE 2:        Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended June 30:

	2012	2011
(Dollars In Thousands, Except for Per Share Data)
Weighted average shares outstanding during the
year on which basic earnings per share is calculated	3,725,002	3,892,141
Add: weighted average of stock held in treasury	193,564	9,761
Average outstanding shares on which
diluted earnings per share is calculated	3,918,566	3,901,902

Net income applicable to common stockholders	$2,178	$2,410
Basic earnings per share	$0.59	$0.62
Diluted earnings per share	$0.56	$0.62

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

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

	June 30, 2012

		Gross	Gross	Estimated
(Dollars in Thousands)	Amortized	Unrealized	Unrealized	Market
Available for Sale	Cost	Gains	Losses	Value

U.S. Government and agency	$20,557	$508	$(10)	$21,055
Municipal obligations	39,332	2,835	(107)	42,060
Corporate obligations	3,937	82	(74)	3,945
Mortgage-backed securites - government-backed	6,791	56	-	6,847
Private lable CMOs	210	-	(41)	169
CMOs - government backed	14,807	416	(22)	15,201

Total securities available for sale	$85,634	$3,897	$(254)	$89,277

	June 30, 2011

		Gross	Gross	Estimated
(Dollars in Thousands)	Amortized	Unrealized	Unrealized	Market
Available for Sale	Cost	Gains	Losses	Value

U.S. Government and agency	$25,566	$648	$(6)	$26,208
Municipal obligations	38,450	1,342	(606)	39,186
Corporate obligations	5,987	230	(1)	6,216
Mortgage-backed securites - government-backed	6,189	183	-	6,372
Private label CMOs	305	-	(14)	291
CMOs - government backed	23,458	971	(2)	24,427

Total securities available for sale	$99,955	$3,374	$(629)	$102,700

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 3:	Securities – continued

The Company has not entered into any interest rate swaps, options, or futures contracts relating to investment securities.

Gross recognized gains on securities available-for-sale were $512,000 and $143,000 for the years ended June 30, 2012 and 2011, respectively.  Gross realized losses on securities available-for-sale were $22,000, and $125,000 for the years ended June 30, 2012 and 2011, respectively.

The amortized cost and estimated fair value of securities at June 30, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012

	Held to Maturity		Available for Sale

		Estimated		Estimated
	Amortized	Market	Amortized	Market
(Dollars in Thousands)	Cost	Value	Cost	Value

Due in one year or less	$-	$-	$2,533	$2,564
Due from one to five years	-	-	22,098	22,816
Due from five to ten years	-	-	17,762	18,846
Due after ten years	-	-	21,433	22,834

	-	-	63,826	67,060

Mortgage-backed securites - government-backed	-	-	6,791	6,847
Private lable CMOs	-	-	210	169
CMOs - government backed	-	-	14,807	15,201
Total	$-	$-	$85,634	$89,277

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 3:	Securities – continued

At June 30, 2012 and 2011, securities with a carrying value of $14,665,000 and $30,461,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The following table discloses, as of June 30, 2012 and 2011, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less than 12 months		12 months or longer

	June 30, 2012
(Dollars in Thousands)
	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

U.S. Government and agency	$1,751	$8	$341	$2
Corporate obligations	-	-	884	74
Municipal obligations	1,760	2	1,402	105
Private label CMOs	-	-	168	41
Mortgage-backed & CMOs	2,514	22	-	-

Total	$6,025	$32	$2,795	$222

	June 30, 2011

U.S. Government and agency	$916	$2	$1,789	$4
Corporate obligations	944	1	-	-
Municipal obligations	4,412	194	1,714	412
Private label CMOs	216	14	-	-
Mortgage-backed & CMOs	1,151	2	-	-

Total	$7,639	$213	$3,503	$416

The table above shows the Company’s investment gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2012 and 2011.  25 and 37 securities were in an unrealized loss position as of June 30, 2012 and 2011, respectively.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 3:	Securities – continued

At June 30, 2012, 17 U.S. Government and agency securities and municipal obligations have unrealized losses with aggregate depreciation of less than 3.57% from the Company's amortized cost basis.  These unrealized losses are principally due to changes in interest rates and credit spreads.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts' reports.  The fair value of these securities represents less than 3.54% of the total fair value of all securities available for sale and their unrealized loss is less than $115,000 as of June 30, 2012.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

At June 30, 2012, 7 mortgage backed and CMO securities have unrealized losses with aggregate depreciation of less than 2.33% from the Company’s cost basis. We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market. Management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected. In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. There has been no disruption of the scheduled cash flows on any of the securities. Management’s analysis as of June 30, 2012 revealed no expected credit losses on the securities. One of the CMO securities is non-agency securities (backed by Alt-A collateral) which has a rating below investment grade from the credit rating agencies. The fair value of this security represents less than 0.19% of the total fair value of all securities available for sale and its unrealized loss is $41,000 as of June 30, 2012.

At June 30, 2012, 1 corporate obligation had an unrealized loss with aggregate depreciation of less than 7.72% from the Company's cost basis.  This unrealized loss is principally due to changes in interest rates.  No credit issues have been identified that cause management to believe the declines in market value are other than temporary.  In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 3:	Securities – continued

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 4:        Loans

A summary of the balances of loans follows:

	June 30,

	2012	2011
(Dollars in Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$61,671	$70,003
Commercial real estate	64,672	64,701
Real estate construction	1,455	5,020
Other loans:
Home equity	23,709	27,816
Consumer	8,778	9,343
Commercial	15,343	10,564
Subtotal	175,628	187,447
Less: Allowance for loan losses	(1,625)	(1,800)
Deferred loan fees, net	(164)	(176)

Total loans, net	$173,839	$185,471

Within the commercial real estate loan category above, $21,610,000 and $18,878,000 was guaranteed by the United States Department of Agriculture Rural Development, at June 30, 2012 and 2011, respectively.

The following is a summary of changes in the allowance for loan losses:

	June 30,

	2012	2011
(Dollars in Thousands)
Balance at beginning of period	$1,800	$1,100
Provision for loan losses	1,101	948
Loans charged off	(1,296)	(252)
Recoveries of loans previously charged off	20	4

Balance at end of period	$1,625	$1,800

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 4:        Loans – continued

Non-Performing Assets – The following table sets forth information regarding non-performing assets as of the dates indicated.

	June 30,	June 30,
	2012	2011
	(Dollars in Thousands)

Non-accrual loans	$1,814	$2,939
Accruing loans delinquent 90 days or more	-	-
Restructured loans, net	1,404	-
Total nonperforming loans	3,218	2,939
Real estate owned and other repossessed assets, net	2,361	1,181
Total non-performing assets	$5,579	$4,120

Total non-performing assets as a percentage of total assets	1.7%	1.2%

Allowance for loan losses	$1,625	$1,800

Percent of allowance for loan losses to non-performing loans	50.5%	61.2%

Percent of allowance for loan losses to non-performing assets	29.1%	43.7%

The following table sets forth information regarding loans and non-performing assets by geographical location as of the dates indicated (dollars in thousands).

	June 30, 2012
	Helena	Bozeman	Butte	Townsend	Total

Non-accrual loans	$1,735	$56	$22	$1	$1,814
Accruing loans delinquent
90 days or more	-	-	-	-	-
Restructured loans, net	90	1,314	-	-	1,404
Real estate owned and other repossessed assets, net	689	1,610	-	62	2,361
	$2,514	$2,980	$22	$63	$5,579

Total loans, net	$90,744	$34,942	$42,417	$5,736	$173,839

Percent of non-performing assets to loans	2.8%	8.5%	0.1%	1.1%	3.2%

	June 30, 2011

Non-accrual loans	$1,773	$1,138	$-	$28	$2,939
Accruing loans delinquent
90 days or more	-	-	-	-	-
Restructured loans, net	-	-	-	-	-
Real estate owned and other repossessed assets, net	306	794	-	81	1,181
	$2,079	$1,932	$-	$109	$4,120

Total loans, net	$96,816	$41,916	$45,811	$928	$185,471

Percent of non-performing assets to loans	2.2%	4.6%	0.0%	11.8%	2.2%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 4:        Loans – continued

The following table sets forth information regarding the activity in the allowance for loan losses for the dates as indicated (dollars in thousands):

	June 30, 2012
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total

Allowance for credit losses:
Beginning balance, June 30, 2011	$369	$652	$18	$481	$57	$223	$1,800
Charge-offs	(125)	(309)	(239)	(351)	(33)	(239)	(1,296)
Recoveries	-	8	-	-	12	-	20
Provision	159	421	231	26	42	222	1,101
Ending balance, June 30, 2012	$403	$772	$10	$156	$78	$206	$1,625

Ending balance allocated to loans
individually evaluated for impairment	$-	$-	$-	$-	$2	$-	$2

Ending balance allocated to loans
collectively evaluated for impairment	$403	$772	$10	$156	$76	$206	$1,623

Loans receivable:

Ending balance June 30, 2012	$61,671	$64,672	$1,455	$23,709	$8,778	$15,343	$175,628

Ending balance of loans individually
evaluated for impairment
June 30, 2012	$923	$833	$-	$390	$93	$1,497	$3,736

Ending balance of loans collectively
evaluated for impairment
June 30, 2012	$60,748	$63,839	$1,455	$23,319	$8,685	$13,846	$171,892

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 4:        Loans – continued

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

The following table sets forth information regarding the internal classification of the loan portfolio as of the dates indicated (dollars in thousands):

	June 30, 2012
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Grade:
Pass	$60,748	$63,839	$1,455	$23,319	$8,685	$13,846	$171,892
Special mention	-	51	-	-	-	5	56
Substandard	923	782	-	242	76	1,492	3,515
Doubtful	-	-	-	148	15	-	163
Loss	-	-	-	-	2	-	2
Total	$61,671	$64,672	$1,455	$23,709	$8,778	$15,343	$175,628

Credit Risk Profile Based on Payment Activity

Performing	$61,011	$63,749	$1,455	$23,444	$8,742	$14,009	$172,410
Restructured loans	-	90	-	-	-	1,314	1,404
Nonperforming	660	833	-	265	36	20	1,814
Total	$61,671	$64,672	$1,455	$23,709	$8,778	$15,343	$175,628

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 4:        Loans – continued

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 4:        Loans – continued

The following table sets forth information regarding impaired loans as of the dates indicated (dollars in thousands):

June 30, 2012
		Unpaid		Interest	Average
	Recorded	Principal	Related	Income	Recorded
	Investment	Balance	Allowance	Recognized	Investment

With no related allowance:
1-4 Family	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	-	2	2	-	2
Commerical	-	-	-	-	-

With a related allowance:
1-4 Family	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	-	-	-	-	-
Commerical	-	-	-	-	-

Total:
1-4 Family	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	-	2	2	-	2
Commerical	-	-	-	-	-
Total	$-	$2	$2	$-	$2

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 4:        Loans – continued

	June 30, 2011
		Unpaid		Interest	Average
	Recorded	Principal	Related	Income	Recorded
	Investment	Balance	Allowance	Recognized	Investment

With no related allowance:
1-4 Family	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	-	-	-	-	-
Commerical	-	-	-	-	-

With a related allowance:
1-4 Family	289	400	111	-	145
Commercial real estate	179	268	89	-	90
Construction	479	650	171	-	240
Home equity	-	378	378	-	-
Consumer	-	14	14	-	1
Commerical	57	182	125	-	29

Total:
1-4 Family	289	400	111	-	145
Commercial real estate	179	268	89	-	90
Construction	479	650	171	-	240
Home equity	-	378	378	-	-
Consumer	-	14	14	-	1
Commerical	57	182	125	-	29
Total	$1,004	$1,892	$888	$-	$505

The following table sets forth information regarding the delinquencies within the loan portfolio as of the dates indicated (dollars in thousands):

	June 30, 2012
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing

1-4 Family real estate	$613	$501	$1,114	$60,557	$61,671	$-
Commercial real estate	-	91	91	64,581	64,672	-
Construction	-	-	-	1,455	1,455	-
Home equity	362	227	589	23,120	23,709	-
Consumer	221	37	258	8,520	8,778	-
Commerical	171	747	918	14,425	15,343	-
Total	$1,367	$1,603	$2,970	$172,658	$175,628	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 4:        Loans – continued

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

Interest income not accrued on these loans and cash interest income was immaterial for the years ended June 30, 2012 and 2011. The allowance for loan losses on nonaccrual loans as of June 30, 2012 and 2011 was $1,000 and $817,000, respectively.  There were $2,000 ($0 net of loss reserves of $2,000) and $1,892,000 ($1,004,000 net of loss reserves of $888,000) of loans considered impaired at June 30, 2012 and 2011, respectively.

Loans are granted to directors and officers of the Company in the ordinary course of business.  Such loans are made in accordance with policies established for all loans of the Company, except that directors, officers, and employees may be eligible to receive discounts on loan origination costs.

Loans receivable from directors and senior officers, and their related parties, of the Company at June 30, 2012 and 2011, were $1,787,000 ($7,998,000 including loans serviced for others) and $1,813,000 ($8,558,000 including loans serviced for others), respectively.  During the year ended June 30, 2012, including loans sold and serviced for others, total principal additions amounted to $481,000 and total principal payments amounted to $1,041,000.  Interest income from loans owned was $108,000 and $116,000 for the years ended June 30, 2012 and 2011, respectively.  The Bank serviced, for the benefit of others, $6,211,000 and $6,745,000 at June 30, 2012 and 2011, respectively, loans from directors and senior officers.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 5:        Troubled Debt Restructurings

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the quarter ended September 30, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (July 1, 2011) for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed receivables as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired.  As of June 30, 2012, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $1,404,000 (310-40-65-1(b)), and the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $62,000 (310-40-65-1(b)).

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 5:        Troubled Debt Restructurings – continued

The following tables present troubled debt restructurings as of June 30, 2012 and 2011:

June 30, 2012
	Accrual	Non-Accrual	Total
	Status	Status	Modification

Residential Mortgage (1-4 family)	-	-	-
Commercial Real Estate	90	-	90
Real estate construction	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Commercial	-	1,314	1,314
Total	$90	$1,314	$1,404

June 30, 2011
	Accrual	Non-Accrual	Total
	Status	Status	Modification

Residential Mortgage (1-4 family)	-	-	-
Commercial Real Estate	-	-	-
Real estate construction	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Commercial	-	-	-
Total	$-	$-	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 5:        Troubled Debt Restructurings - continued

The following tables present newly restructured loans that occurred as of June 30, 2012:

	June 30, 2012
	Rate	Term	Interest Only	Payment	Combination	Total
	Modification	Modification	Modification	Modification	Modification	Modification
Pre-modification Outstanding
Recorded Investment:
Residential Mortgage (1-4 family)	$-	$-	$-	$-	$-	$-
Commercial Real Estate	-	-	97	-	-	97
Real estate construction	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	1,385	1,385
Total	$-	$-	$97	$-	$1,385	$1,482

	June 30, 2012
	Rate	Term	Interest Only	Payment	Combination	Total
	Modification	Modification	Modification	Modification	Modification	Modification
Post-modification Outstanding
Recorded Investment:
Residential Mortgage (1-4 family)	$-	$-	$-	$-	$-	$-
Commercial Real Estate	-	-	90	-	-	90
Real estate construction	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	1,314	1,314
Total	$-	$-	$90	$-	$1,314	$1,404

There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default at June 30, 2012 and 2011. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.  As of June 30, 2012 and 2011, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 6:	Foreclosed Assets

Foreclosed assets are presented net of an allowance for losses. An analysis of the allowance for losses on foreclosed assets is as follows:

	June 30,

	2012	2011
(Dollars in Thousands)
Balance at beginning of period	$189	$-
Provision for losses	169	201
Charge-offs	(58)	(12)

Balance at end of period	$300	$189

NOTE 7:	Mortgage Servicing Rights

The Company is servicing loans for the benefit of others totaling approximately $355,020,000 and $343,750,000 at June 30, 2012 and 2011, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $3,943,000 and $2,569,000 at June 30, 2012 and 2011, respectively.

The following is a summary of activity in mortgage servicing rights and the valuation allowance:

	Years Ended June 30,

	2012	2011
(Dollars in Thousands)
Mortgage servicing rights
Balance at beginning of period	$2,142	$2,337
Mortgage servicing rights capitalized	705	963
Amortization of mortgage servicing rights	(629)	(1,158)
Balance at end of period	2,218	2,142
Valuation allowance
Balance at beginning of period	-	-
Provision (credited) to operations	-	-
Balance at end of period	-	-

Net mortgage servicing rights	$2,218	$2,142

The fair values of these rights were $2,424,000 and $2,871,000 at June 30, 2012 and June 30, 2011, respectively.  The fair value of servicing rights was determined using discount rates ranging from 9.00% to 20.00%, prepayment speeds ranging from 220% to 420% PSA, depending on stratification of the specific right.  The fair value was also adjusted for the affect of potential past dues and foreclosures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 8:	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	June 30,

	2012	2011
(Dollars in Thousands)
Land, buildings, and improvements	$19,235	$19,189
Furniture and equipment	4,052	4,246
	23,287	23,435
Accumulated depreciation	(7,726)	(7,284)

	$15,561	$16,151

Depreciation expense totaled $760,000 and $739,000 for the years ended June 30, 2012 and 2011, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 9:	Deposits

The composition of deposits is summarized as follows:

	June 30,
	2012		2011

	Balance	Weighted Average Rate	Balance	Weighted Average Rate
(Dollars in Thousands)
Noninterest checking	$23,425	0.00%	$19,052	0.00%
Interest bearing checking	46,125	0.05%	40,352	0.05%
Passbook savings	40,591	0.10%	36,945	0.10%
Money market accounts	28,489	0.14%	28,284	0.12%
Time certificates of deposits	81,359	1.12%	84,553	1.29%

	$219,989	0.46%	$209,186	0.57%

Time certificates of deposits with balances of $100,000 and greater was $26,356 and $25,463 at June 30, 2012 and 2011, respectively.

At June 30, 2012, the scheduled maturities of time deposits are as follows:

(Dollars in Thousands)
Within one year	$54,748
One to two years	14,695
Two to three years	5,977
Three to four years	701
Thereafter	5,238

Total	$81,359

Interest expense on deposits is summarized as follows:

	Years Ended June 30,

	2012	2011
(Dollars in Thousands)
Checking	$24	$28
Passbook savings	39	48
Money market accounts	37	46
Time certificates of deposits	974	1,270

	$1,074	$1,392

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 9:	Deposits – continued

As of May 20, 2009 FDIC insurance covers deposits up to $250,000 through December 31, 2013.   On July 21, 2010, this coverage was made permanent with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  At June 30, 2012 the Company held $12,335,000 in non-interest bearing deposit accounts that included balances of $250,000 or more.  Non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  At June 30, 2012 the Company held $23,425,000, in noninterest bearing accounts.

At June 30, 2012 and 2011, the Company reclassified $28,000 and $62,000, respectively, in overdrawn deposits as loans.

Directors’ and senior officers’ deposit accounts at June 30, 2012 and 2011, were $577,000 and $266,000, respectively.

NOTE 10:	Advances from the Federal Home Loan Bank and Other Borrowings

Advances from the Federal Home Loan Bank of Seattle and other borrowings mature as follows:

	June 30,

	2012	2011
(Dollars in Thousands)
Within one year	$16,200	$18,200
One to two years	9,200	16,200
Two to three years	9,200	9,200
Three to four years	7,200	9,200
Four to five years	200	7,200
Thereafter	696	896

Total	$42,696	$60,896

Federal Home Loan Advances

The advances are due at maturity.  The advances are subject to prepayment penalties.  The interest rates on these advances are fixed.  The advances are collateralized by investment securities pledged to the FHLB of Seattle and a blanket pledge of the Bank’s 1-4 family residential mortgage portfolio.  The carrying value of the securities collateralized for these advances was $10,000 as of June 30, 2012.  At June 30, 2012 and 2011, the Company exceeded the collateral requirements of the FHLB.  The Company’s investment in FHLB stock is also pledged as collateral on these advances.  The total FHLB funding line available to the Company at June 30, 2012, was 30% of total Bank assets, or approximately $94.4 million.  The balance of advances was $33,696,000 and $37,896,000 at June 30, 2012 and 2011, respectively.

Other Borrowings

The Bank had $9,000,000 in structured repurchase agreements with PNC Financial Service Group, Inc. (“PNC”) at June 30, 2012, and $23,000,000 at June 30, 2011.  These agreements are collateralized by investment securities.  The carrying value of these securities was $11,143,000 as of June 30, 2012. These agreements include terms, under certain conditions, which allow PNC to exercise a call option.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 10:	Advances from the Federal Home Loan Bank and Other Borrowings – continued

Federal Funds Purchased

The Bank has a $7,000,000 Federal Funds line of credit with PNC. The balance was $0 as of June 30, 2012 and 2011.

The Bank has a $10,000,000 Federal Funds line of credit with Zions Bank. The balance was $0 as of June 30, 2012 and 2011.

The Bank has a $7,000,000 Federal Funds line of credit with Stockman Bank. The balance was $0 as of June 30, 2012 and 2011.

Federal Reserve Bank Discount Window

For additional liquidity sources, the Bank has a credit facility at the Federal Reserve Bank’s Discount Window.  The amount available to the Bank is limited by various collateral requirements.  The Bank has pledged one Agency security at the Federal Reserve Bank that had a total carrying value of $2,120,000 as of June 30, 2012.  The account had $0 balance as of June 30, 2012 and 2011.

For all borrowings outstanding the weighted average interest rate for advances at June 30, 2012 and 2011 was 3.49% and 3.79%, respectively.  The weighted average amount outstanding was $58,806,000 and $69,163,000 for the years ended June 30, 2012 and 2011, respectively.

The maximum amount outstanding at any month-end was $60,879,000 and $68,346,000 during the years ended June 30, 2012 and 2011, respectively.

NOTE 11:	Subordinated Debentures

On September 28, 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to Eagle Bancorp Statutory Trust I (“the Trust”).  The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000.  Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders on December 15, 2005.  The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 15, 2010 then became variable at 3-Month LIBOR plus 1.42%, making the rate 1.881% and 1.667% as of June 30, 2012, and 2011, respectively.  Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years.  The preferred securities mature in December 15, 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date to as early as December 15, 2010.

For the years ended June 30, 2012 and June 30, 2011, interest expense on the subordinated debentures was $97,000 and $192,000, respectively.

Subordinated debt may be included in regulatory Tier 1 capital subject to a limitation that such amounts not exceed 25% of Tier 1 capital.  The remainder of subordinated debt is included in Tier II capital. There is no limitation for inclusion of subordinated debt in total risk-based capital and, as such, all subordinated debt was included in total risk-based capital.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 12:	Legal Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s financial statements.

NOTE 13:	Income Taxes

The components of the Company’s income tax provision are as follows:

	Years Ended June 30,

(Dollars in Thousands)	2012	2011
Current
U.S. federal	$579	$1,436
Montana	115	389
	694	1,825
Deferred
U.S. federal	102	(600)
Montana	(4)	(169)
	98	(769)

Total	$792	$1,056

The nature and components of deferred tax assets and liabilities, which are a component of other liabilities in 2012 and 2011 in the accompanying statement of financial condition, are as follows:

	June 30,

(Dollars in Thousands)	2012	2011
Deferred tax assets:
Deferred compensation	$422	$345
Loans receivable	373	402
Deferred loan fees	102	69
Other	299	311
Total deferred tax assets	1,196	1,127
Deferred tax liabilities:
Premises and equipment	965	852
FHLB stock	529	474
Securities available-for-sale	1,485	823
Unrealized gain on hedging	78	5
Total deferred tax liabilities	3,057	2,154

Net deferred tax liability	$(1,861)	$(1,027)

The Company believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations.  Accordingly, these assets have not been reduced by a valuation allowance.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 13:	Income Taxes – continued

A reconciliation of the Company’s effective income tax provision to the statutory federal income tax rate is as follows:

	Years Ended June 30,

	2012	2011
(Dollars in Thousands)
Federal income taxes at the statutory rate of 34%	$1,010	$1,178
State income taxes	200	235
Nontaxable income	(646)	(563)
Other, net	228	206

Income tax expense	$792	$1,056

Effective tax rate	26.7%	30.5%

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

NOTE 14:      Supplemental Cash Flow Information

	Years Ended June 30,

	2012	2011
(Dollars in Thousands)
Supplemental Cash Flow Information
Cash paid during the year for interest	$3,261	$4,108
Cash paid during the year for income taxes	256	881
Non-Cash Investing Activities
Increase in market
value of securities available for sale	$898	$909
Mortgage servicing rights capitalized	705	963
Loans transferred to real estate and
other assets acquired in foreclosure	1,741	930
ESOP shares released	168	173

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined).  Management believes, as of June 30, 2012 and 2011, that the Bank meets all capital adequacy requirements to which it is subject.

To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table below.  The Bank’s actual capital amounts and ratios are presented in the table below:

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 15:      Regulatory Capital Requirements – continued

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
(Dollars in Thousands)	Actual		Requirement		Action Provisions

June 30, 2012:	Amount	Ratio	Amount	Ratio	Amount		Ratio

Total Risk-based Capital
to Risk Weighted Assets
Consolidated	$58,001	28.85%	$16,082	8.00%	$	N/A	N/A	%
Bank	43,337	21.91	15,823	8.00		19,779	10.00

Tier I Capital to
Risk Weighted Assets
Consolidated	56,376	28.04	8,041	4.00		N/A	N/A
Bank	41,714	21.09	7,911	4.00		11,867	6.00

Tier I Capital to
Adjusted Total Assets
Consolidated	56,376	17.43	9,704	3.00		N/A	N/A
Bank	41,714	13.40	9,339	3.00		15,565	5.00

Tangible Capital to
Adjusted Total Assets
Consolidated	56,376	17.43	4,852	1.50		N/A	N/A
Bank	41,714	13.40	4,670	1.50		N/A	N/A

June 30, 2011:

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
June 30, 2012 and 2011

NOTE 15:      Regulatory Capital Requirements – continued

A reconciliation of the Bank’s capital determined by generally accepted accounting principles to capital defined for regulatory purposes, is as follows:

	June 30,

	2012	2011
(Dollars in Thousands)
Capital determined by generally
accepted accounting principles	$43,715	$42,744
Unrealized (gain) loss on securities available-for-sale	(1,887)	(1,757)
Unrealized gain on forward delivery commitments	(114)	(12)
Tier I (core) capital	41,714	40,975
General allowance for loan losses	1,623	912

Total risk based capital	$43,337	$41,887

Dividend Limitations

Under OCC regulations that became effective April 1, 1999, savings associations such as the Bank generally may declare annual cash dividends up to an amount equal to net income for the current year plus net income retained for the two preceding years.  Dividends in excess of such amount require OCC approval.  The Bank has paid dividends totaling $1,766,000 and $2,053,000 to the Company during the years ended June 30, 2012, and 2011, respectively.  The Company had paid quarterly dividends of $.07125 per share per quarter for the year ended June 30, 2012.    The Company had paid quarterly dividends of $.07 per share to its shareholders for the year ended June 30, 2011.

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
June 30, 2012 and 2011

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

NOTE 16:      Related Party Transactions

The Bank has contracted with a subsidiary of a company which is partially owned by one of the Company’s directors.  The Bank paid $31,000 during the year ended June 30, 2012 for support services, and an additional $29,000 for computer hardware and software used by the Bank for its computer network.  For the year ended June 30, 2011, expenditures were $75,000 for support services and $45,000 for computer hardware and software.

In 2007, the Bank also made a construction loan, in the normal course of lending, to this same affiliated entity for the construction of an office building.  In fiscal 2008 the construction was completed and the loan was refinanced into $7,500,000 permanent financing.  On July 9, 2008, 80 percent, or $6.0 million was sold to the Montana Board of Investments.  As of June 30, 2012 this loan’s principal balance was $6,644,000 ($1,329,000 net of participation sold). The Bank maintains the servicing for this loan and the loan is current.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 17:     Business Combination

On June 29, 2012, the Company and Sterling Savings Bank, a Washington state-chartered bank (“Sterling”) entered into a Purchase and Assumption Agreement (the “Agreement”) pursuant to which Eagle agreed to purchase Sterling’s banking operations in the state of Montana, including seven branch locations, certain deposit liabilities, loans and other assets and liabilities associated with such branch locations.   The actual amount of deposits, loans and value of other assets and liabilities transferred to Eagle and the actual price paid will be determined at the time of the closing of the transaction, in accordance with the terms and conditions of the Agreement.  The closing of the transaction is subject to the terms and conditions set forth in the Agreement, including the receipt of regulatory approval, but is currently expected to be completed by the end of the second quarter of fiscal 2013.  As of June 30, 2012 the purchase price would have approximated $7.3 million and would have exceeded the estimated fair value of tangible net assets acquired by approximately $6.6 million, which will be recorded as goodwill.

Cash flow information relative to the asset purchase agreement is as follows (in thousands):

Fair value of net assets acquired	$195,634
Cash paid for deposit premium	(7,269)

Liabilities assumed	$188,365

The primary purpose of the acquisition is to expand the Company’s market share in southern Montana provide existing customers with added convenience and service and to provide our new customers with the opportunity to enjoy the outstanding personalized service and commitment of a Montana-based community bank.  Factors that contributed to a purchase price resulting in goodwill include the strategically important locations of Sterling’s branches, a historical record of earnings, capable employees and the Company’s ability to expand in the southern Montana market, which will complement with the Company’s existing growth strategy.  Fair value adjustments and related goodwill will be recorded in the statement of financial condition of the Company.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 17:     Business Combination – continued

The following is a pro forma condensed balance sheet disclosing the estimated fair value amounts of the acquired branches of Sterling to the major consolidated asset and liability captions at the acquisition date (in thousands):

ASSETS

Cash and cash equivalents	$827
Loans receivable	44,591
Premises and equipment	5,000
Goodwill and intangible assets	7,646
Investment securities	127,962
Other assets	2,339

Total assets	$188,365

LIABILITIES AND EQUITY

Deposits	$188,365
Equity	-

Total liabilities and equity	$188,365

We estimated the fair value for most loans to be acquired from Sterling by utilizing a methodology wherein loans with comparable characteristics were aggregated by type of collateral, remaining maturity, and repricing terms.  Cash flows for each pool were determined by estimating future credit losses and the rate of prepayments.  Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.  To estimate the fair value of the remaining loans, we analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral.  The value of the collateral was based on recently completed appraisals adjusted to the valuation date based on recognized industry indices.  We discounted those values using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.  There will be no carryover of Sterling’s allowance for loan losses associated with the loans we acquired as the loans will be initially recorded at fair value.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 17:     Business Combination – continued

Information about the Sterling loan portfolio to be acquired as of June 30, 2012 is as follows (in thousands):

Contractually required principal and interest at acquisition	$46,404
Contractual cash flows not expected to be collected (nonaccretable discount)	(561)

Expected cash flows at acquisition	45,843
Interest component of expected cash flows (accretable discount)	(1,252)

Fair value of acquired loans	$44,591

The core deposit intangible asset that will be recognized as part of the business combination will amount to approximately $1.1 million and will be amortized over its estimated useful life of approximately ten years utilizing an accelerated method. The goodwill, which will not be amortized for financial statement purposes, will be deductible for tax purposes.

The fair value of savings and transaction deposit accounts acquired from Sterling was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.  Certificates of deposit were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates.  The projected cash flows from maturing certificates were calculated based on contractual rates.  The fair value of the certificates of deposit was calculated by discounting their contractual cash flows at a market rate for a certificate of deposit with a corresponding maturity.

Direct costs related to the Sterling acquisition will be expensed as incurred in the year ended June 30, 2013.  These merger and acquisition integration expenses will include salaries and benefits, technology and communications, occupancy and equipment, professional services and other noninterest expenses.  The following table presents an unaudited pro forma balance sheet of the Company as if the acquisition of the Sterling branches had occurred on June 30, 2012 (in thousands).  The pro forma balance sheet does not necessarily reflect the combined balance sheet that will result as of the closing of the branch acquisition of the Sterling branches.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 17:     Business Combination – continued

ASSETS
Cash and cash equivalents	$20,641
Loans receivable	229,042
Premises and equipment	20,561
Goodwill and intangible assets	7,646
Investment securities	219,397
Other assets	18,377

Total assets	$515,664

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$408,354
Other liabilities	53,660
Equity	53,650

Total liabilities and shareholders' equity	$515,664

The following table presents unaudited pro forma results of operations as if the acquisition of the Sterling branches had occurred on July 1, 2010 (in thousands).  This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments and amortization of the core deposit intangible asset.  Merger and acquisition integration costs of $850 thousand that we expect to be incurred during the year ended June 30, 2013 are reflected in the unaudited pro forma amounts for the year ended June 30, 2011.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company purchased and assumed the assets and liabilities of the Sterling branches at July 1, 2011.  Cost savings are also not reflected in the unaudited pro forma amounts for the years ended June 30, 2012 and 2011.

	Year Ended June 30,
	2012	2011

Net interest income	$14,234	$14,697
Noninterest income	5,542	5,991
Noninterest expense	14,390	15,302
Net income1)	3,990	3,850

Pro forma earnings per share1)
Basic	$1.07	$0.99
Diluted	1.02	0.99

1)
Significant assumptions utilized include the acquisition cost noted above, amortization/accretion of interest rate fair value adjustments, amortization of the core deposit intangible asset and a 25% effective tax rate.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 18:	Employee Benefits

Profit Sharing Plan

The Company provides a noncontributory profit sharing plan for eligible employees who have completed one year of service.  The amount of the Company’s annual contribution, limited to a maximum of 15% of qualified employees’ salaries, is determined by the Board of Directors.  Profit sharing expense was $158,000 and $162,000 for the years ended June 30, 2012 and 2011, respectively.

The Company’s profit sharing plan includes a 401(k) feature.  At the discretion of the Board of Directors, the Company may match up to 50% of participants’ contributions up to a maximum of 4% of participants’ salaries.  For the years ended June 30, 2012 and 2011, the Company’s match totaled $54,000 and $53,000, respectively.

Deferred Compensation Plans

The Company has entered into deferred compensation contracts with current key employees.  The contracts provide fixed benefits payable in equal annual installments upon retirement.  The Company purchased life insurance contracts that may be used to fund the payments.  The charge to expense is based on the present value computations of anticipated liabilities.  For the years ended June 30, 2012 and 2011, the total expense was $184,000 and $104,000, respectively.    The Company has recorded a liability for the deferred compensation plan of $1,045,000 and $946,000 at June 30, 2012 and 2011, respectively, which is included in the balance of accrued expenses and other liabilities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 18:	Employee Benefits – continued

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

Total ESOP expenses of $120,000 and $121,000 were recognized in fiscal 2012 and 2011, respectively. 16,616 shares were released and allocated to participants during the year ended June 30, 2012.  The cost of the 155,601 ESOP shares ($1,556,000 at June 30, 2012) that have not yet been allocated or committed to be released to participants is deducted from stockholders’ equity.  The fair value of these shares was approximately $1,556,010 at that date.

Stock Incentive Plan

The Company adopted the Stock Incentive Plan (“the Plan”) on November 1, 2011.  The Plan provides for different types of awards including stock options, restricted stock and performance shares.  Under the Plan, 98,571 shares of restricted stock were granted to directors and certain officers during fiscal 2012.  The Company expects the total expense over the five year vesting period to approximate $984,000.  $131,000 was recognized as an expense during the fiscal year 2012 and is included in salaries and employee benefits in the consolidated statements of income.  The remaining expense of approximately $853,000 will be fully recognized by November 1, 2016.  These shares of restricted stock vest in equal installments over five years beginning one year from the grant date, November 1, 2011.  There were no stock options granted under the Plan during fiscal 2011.

NOTE 19:     Financial Instruments and Off-Balance-Sheet Activities

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 19:      Financial Instruments and Off-Balance-Sheet Activities – continued

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

The notional amounts of the Company’s commitments to extend credit at fixed and variable interest rates were approximately $6,482,000 and $5,016,000 at June 30, 2012 and 2011, respectively.  Fixed rate commitments are extended at rates ranging from 2.50% to 6.63% and 3.75% to 6.75% at June 30, 2012 and 2011, respectively.  The Company has lines of credit representing credit risk of approximately $59,972,000 and $66,460,000 at June 30, 2012 and 2011, respectively, of which approximately $27,052,000 and $34,406,000 had been drawn at June 30, 2012 and 2011, respectively. The Company has credit cards issued representing credit risk of approximately $832,000 and $652,000 at June 30, 2012 and 2011, respectively, of which approximately $41,000 and $43,000 had been drawn at June 30, 2012 and 2011, respectively.  The Company has letters of credits issued representing credit risk of approximately $2,712,000 and $5,365,000 at June 30, 2012 and 2011, respectively.

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of interest rate lock commitments was $6,482,000 and $4,076,000 at June 30, 2012 and 2011, respectively.  The fair value of such commitments was insignificant.

The Company has no other off-balance-sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 20:     Derivatives and Hedging Activities

Interest rate contracts

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

The fixed rate loan hedged has an original maturity of 20 years and is not callable.  This loan is hedged with a “pay fixed rate, receive variable rate” swap with a similar notional amount, maturity, and fixed rate coupons. The swap is not callable. At June 30, 2012, the loan had an outstanding principal balance of $11,536,000, and the interest rate swap had a notional value of $11,536,000.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 20:	Derivatives and Hedging Activities – continued

Interest rate contracts – continued

Effect of Derivative Instruments on Statement of Financial Condition
Fair Value of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In Thousands)	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designed
as fair value hedging instruments
under ASC 815			Other		Other
Interest rate contracts		$-	Assets	$650	Liabilities	$1,054	n/a	$-

Change in fair value of
financial instrument being
hedged under ASC 815
Interest rate contracts	Loans	$836	Loans	$(452)	n/a	$-	n/a	$-

Effect of Derivative Instruments on Statement of Income
For the Twelve Months Ended June 30, 2012 and 2011

(In Thousands)							Amount of
				Location of			Gain or (Loss)
	Derivatives Designated			Gain or (Loss)			Recognized in
	as Hedging Instruments			Recognized in			Income on Derivative
	Under ASC 815			Income on Derivative			2012	2011

	Interest rate contracts			Noninterest income			$(417)	$198

Forward delivery commitments

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

As of June 30, 2012 and 2011, the Company had entered into commitments to deliver approximately $10,505,000 and $1,779,000 respectively, in loans to various investors, all at fixed interest rates ranging from 2.63% to 3.88 % and 3.50% to 4.75% at June 30, 2012 and 2011, respectively.  The Company had approximately $192,000 and $18,000 of gains deferred as a result of the forward delivery commitments entered into as of June 30, 2012 and 2011, respectively.  The fair value of such commitments is insignificant.

The Company did not have any gains or losses reclassified into earnings as a result of the ineffectiveness of its hedging activities.  The Company considers its hedging activities to be highly effective.

The Company did not have any gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time frame as of June 30, 2012.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 20:	Derivatives and Hedging Activities – continued

Forward delivery commitments – continued

Refer to Note 19 for additional information regarding the Company’s use of derivative loan commitments.  These derivative instruments are not designated as hedging instruments.

NOTE 21:	Fair Value Disclosures

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

▪	Level 3 Inputs - Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 21:	Fair Value Disclosures – continued

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 21:	Fair Value Disclosures – continued

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2012 and 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	June 30, 2012
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial Assets:
Available for sale securities
U.S. Government and agency	$-	21,055	$-	$21,055
Municipal obligations	-	42,060	-	42,060
Corporate obligations	-	3,945	-	3,945
Mortgage-backed securities				-
government backed	-	6,847	-	6,847
Private lable CMOs	-	169	-	169
CMOs - government backed	-	15,201	-	15,201
Loan subject to fair value hedge	-	-	12,372	12,372
Loans held-for-sale	-	10,613	-	10,613
Financial Liabilities:
Derivative financial instruments	-	-	1,054	1,054

	June 30, 2011
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial Assets:
Available for sale securities
U.S. Government and agency	$-	26,208	$-	$26,208
Municipal obligations	-	39,186	-	39,186
Corporate obligations	-	6,216	-	6,216
Mortgage-backed securities	-	-	-	-
government backed	-	6,372	-	6,372
Private lable CMOs	-	291	-	291
CMOs - government backed	-	24,427	-	24,427
Loan subject to fair value hedge	-	-	11,405	11,405
Loans held-for-sale	-	1,784	-	1,784
Derivative financial instruments	-	-	650	650

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 21:	Fair Value Disclosures – continued

The following tables present, for the years ended June 30, 2012 and 2011, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Year Ended June 30, 2012
	Balance as of July 1, 2011	Total Realized/ Unrealized Gains (Losses) Included in Noninterest Income	Purchases, Sales, Issuances, and Settlements, net	Balance as of June 30, 2012
	(In thousands)
Financial Assets (Liabilities):
Loan subject to fair value hedge	$11,405	$1,287	$(320)	$12,372
Derivative financial instruments	650	(1,704)	-	(1,054)

	Year Ended June 30, 2011
	Balance as of July 1, 2010	Total Realized/ Unrealized Gains (Losses) Included in Noninterest Income	Purchases, Sales, Issuances, and Settlements, net	Balance as of June 30, 2011
	(In thousands)
Financial Assets:
Loan subject to fair value hedge	$-	$(452)	$11,857	$11,405
Derivative financial instruments		650	-	650

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of June 30, 2012 and 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	June 30, 2012
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Impaired loans	$-	$-	$-	$-
Repossessed assets	-	-	2,361	2,361

	June 30, 2011
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Impaired loans	$-	$-	$1,004	$1,004
Repossessed assets	-	-	1,181	1,181

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 21:	Fair Value Disclosures – continued

During the year ended June 30, 2012, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $2,000 were reduced by specific valuation allowance allocations totaling $2,000 to a total reported fair value of $0 based on collateral valuations utilizing Level 3 valuation inputs.

FASB ASC Topic 825 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value.  Below is a table that summarizes the fair market values of all financial instruments of the Company at June 30, 2012 and 2011, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

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

	June 30, 2012
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
(Dollars in Thousands)	Inputs	Inputs	Inputs	Fair Value	Amount

Financial Assets:
Cash and cash equivalents	$19,814	$-	$-	$19,814	$19,814
FHLB stock	-	-	2,003	2,003	2,003
Loans receivable, net	-	-	183,830	183,830	173,839
Accrued interest on dividends receivable	1,371	-	-	1,371	1,371
Mortage servicing rights	-	-	2,424	2,424	2,218
Cash surrender value of
life insurance	-	-	9,101	9,101	9,172
Financial Liabilities:
Deposits	138,630	-	-	138,630	138,630
Time certificates of deposit	-	-	82,613	82,613	81,359
Accrued expenses and other liabilities	5,809	-	-	5,809	5,809
Advances from the FHLB & other borrowings	-	-	44,310	44,310	42,696
Subordinated debentures			4,196	4,196	5,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 21:	Fair Value Disclosures – continued

	June 30, 2011
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
(Dollars in Thousands)	Inputs	Inputs	Inputs	Fair Value	Amount

Financial Assets:
Cash and cash equivalents	$9,540	$-	$-	$9,540	$9,540
FHLB stock	-	-	2,003	2,003	2,003
Loans receivable, net	-	-	192,361	192,361	185,471
Accrued interest on dividends receivable	1,558	-	-	1,558	1,558
Mortage servicing rights	-	-	2,871	2,871	2,142
Cash surrender value of
life insurance	-	-	6,900	6,900	6,900
Financial Liabilities:
Deposits	124,633	-	-	124,633	124,633
Time certificates of deposit	-	-	85,719	85,719	84,553
Accrued expenses and other liabilities	3,371	-	-	3,371	3,371
Advances from the FHLB & other borrowings	-	-	63,612	63,612	60,896
Subordinated debentures			3,779	3,779	5,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

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
June 30, 2012 and 2011

NOTE 21:     Fair Value Disclosures – continued

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

Advances from the FHLB & Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective June 30, 2012 and 2011, respectively if the borrowings repriced according to their stated terms.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 22:	Condensed Parent Company Financial Statements

Set forth below is the condensed statements of financial condition as of June 30, 2012 and 2011, of Eagle Bancorp Montana, Inc. together with the related condensed statements of income and cash flows for the years ended June 30, 2012 and 2011.

Condensed Statements of Financial Condition
(Dollars in Thousands)
	2012	2011

Assets
Cash and cash equivalents	$2,500	$337
Securities available for sale	12,290	14,230
Investment in Eagle Bancorp Statutory Trust I	155	155
Investment in American Federal Savings Bank	43,714	42,744
Other assets	341	253

Total assets	$59,000	$57,719

Liabilities and stockholders' equity
Accounts payable and accrued expenses	195	79
Long-term subordinated debt	5,155	5,155
Stockholders' Equity	53,650	52,485

Total liabilities and stockholders' equity	$59,000	$57,719

Condensed Statements of Income
(Dollars in Thousands)
	2012	2011

Interest income	$430	$467
Interest expense	(96)	(191)
Noninterest expense	(778)	(389)
Loss before income taxes	(444)	(113)
Income tax benefit	(117)	(35)
Loss before equity in undistributed
earnings of American Federal Savings Bank	(327)	(78)
Equity in undistributed earnings
of American Federal Savings Bank	2,505	2,488

Net income	$2,178	$2,410

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 22:	Condensed Parent Company Financial Statements – continued

Condensed Statements of Cash Flow
(Dollars in Thousands)
	2012	2011

Cash flows from operating activities
Net income	$2,178	$2,410
Adjustments to reconcile net income
to net cash used in operating activities:
Equity in undistributed earnings
of American Federal Savings Bank	(2,505)	(2,488)
Other adjustments, net	(92)	16
Net cash used in operating activities	(419)	(62)

Cash flows from investing activities
Cash contribution from American Federal Savings Bank	1,766	2,053
Cash contribution to American Federal Savings Bank	-	-
Activity in available for sale securities
Sales	351	1,552
Maturities, prepayments and calls	1,806	3,581
Purchases	-	(4,311)
Net cash provided by investing activities	3,923	2,875

Cash flows from financing activities
ESOP payments and dividends	179	163
Payments to purchase treasury stock	(414)	(1,796)
Dividends paid	(1,106)	(1,144)
Net cash used in financing activities	(1,341)	(2,777)

Net change in cash and cash equivalents	2,163	36
Cash and cash equivalents at beginning of period	337	301

Cash and cash equivalents at end of period	$2,500	$337

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 23:	Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2012 and 2011:

	Year ended June 30, 2012

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Dollars in Thousands, except per share data)
Interest and dividend income	$3,653	$3,660	$3,526	$3,257
Interest expense	894	828	766	677
Net interest income	2,759	2,832	2,760	2,580
Loan loss provision	258	325	258	260
Net interest income after loan loss
provision	2,501	2,507	2,502	2,320
Non interest income	569	1,075	1,304	1,226
Non interest expense	2,455	2,880	2,906	2,793
Income before income tax expense	615	702	900	753
Income tax expense	187	215	242	148
Net income	$428	$487	$658	$605

Comprehensive income (loss)	$905	$(230)	$(153)	$(183)
Basic earnings per common share	$0.11	$0.13	$0.18	$0.17
Diluted earnings per common share	$0.11	$0.12	$0.17	$0.16

	Year ended June 30, 2011

Interest and dividend income	$3,775	$3,721	$3,773	$3,690
Interest expense	1,117	1,078	974	917
Net interest income	2,658	2,643	2,799	2,773
Loan loss provision	283	234	276	155
Net interest income after loan loss
provision	2,375	2,409	2,523	2,618
Non interest income	1,496	1,397	944	786
Non interest expense	2,626	2,880	2,863	2,713
Income before income tax expense	1,245	926	604	691
Income tax expense	369	282	196	209
Net income	$876	$644	$408	$482

Comprehensive income (loss)	$1,189	$(1,884)	$19	$1,086
Basic earnings per common share	$0.22	$0.17	$0.11	$0.12
Diluted earnings per common share	$0.22	$0.17	$0.11	$0.12