Form 10-Q
period 2012-09-30
Eagle Bancorp Montana, Inc.
filed 2012-11-13
CIK 1478454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
 reporting company)

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	3,898,685 shares outstanding
As of November 13, 2012

TABLE OF CONTENTS
PART I.	FINANCIAL INFORMATION	PAGE

Item1. Financial Statements

Notes to Consolidated Financial Statements	9

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)
	September 30,	June 30,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$3,357	$3,534
Interest-bearing deposits with banks	1,751	16,280
Federal funds sold	6,632	-
Total cash and cash equivalents	11,740	19,814

Securities available-for-sale,
at market value	98,253	89,277
Federal Home Loan Bank stock, at cost	1,985	2,003
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	9,160	10,613
Loans receivable, net of deferred loan expenses
and allowance for loan losses of $1,800 at
September 30, 2012 and $1,625 at June 30, 2012	167,186	173,839
Accrued interest and dividends receivable	1,352	1,371
Mortgage servicing rights, net	2,350	2,218
Premises and equipment, net	15,530	15,561
Cash surrender value of life insurance	9,247	9,172
Real estate & other repossessed assets acquired in settlement of loans,
net of allowance for losses	1,937	2,361
Other assets	1,142	915

Total assets	$320,037	$327,299

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)
	September 30,	June 30,
	2012	2012
	(Unaudited)	(Audited)
LIABILITIES
Deposit accounts:
Noninterest bearing	$26,031	$23,425
Interest bearing	194,870	196,564
Total deposits	220,901	219,989

Accrued expenses and other liabilities	6,356	5,809
Federal funds purchased	-	-
FHLB advances and other borrowings	33,646	42,696
Subordinated debentures	5,155	5,155
Total liabilities	266,058	273,649

EQUITY
Preferred stock (no par value, 1,000,000 shares
authorized, none issued or outstanding)	-	-
Common stock (par value $0.01 per share;
8,000,000 shares authorized; 4,083,127 shares issued;
3,878,971 shares oustanding
at September 30, 2012 and June 30, 2012)	41	41
Additional paid-in capital	22,113	22,112
Unallocated common stock held by employee
stock ownership plan ("ESOP")	(1,514)	(1,556)
Treasury stock, at cost	(2,210)	(2,210)
Retained earnings	33,135	32,990
Accumulated other comprehensive income	2,414	2,273
Total equity	53,979	53,650

Total liabilities and equity	$320,037	$327,299

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30,
	2012	2011
	(Unaudited)
Interest and Dividend Income:
Interest and fees on loans	$2,551	$2,775
Securities available-for-sale	669	872
Interest on deposits with banks	5	6
Total interest and dividend income	3,225	3,653

Interest Expense:
Deposits	248	289
FHLB advances & other borrowings	294	583
Subordinated debentures	24	22
Total interest expense	566	894

Net Interest Income	2,659	2,759
Loan loss provision	235	258
Net interest income after loan loss provision	2,424	2,501

Noninterest income:
Service charges on deposit accounts	166	190
Net gain on sale of loans	812	236
Mortgage loan servicing fees	234	228
Net gain on sale of available for sale securities	67	57
Net loss on sale of OREO	(17)	-
Net gain (loss) on fair value hedge FASB ASC 815	37	(330)
Other	276	188
Total noninterest income	1,575	569

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Continued)
 (Dollars in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30,
	2012	2011
	(Unaudited)
Noninterest expense:
Salaries and employee benefits	1,441	1,167
Occupancy and equipment expense	342	343
Data processing	147	151
Advertising	201	131
Amortization of mortgage servicing rights	187	93
Federal insurance premiums	49	30
Postage	26	25
Legal, accounting, and examination fees	91	72
Consulting fees	26	87
Acquisition costs	477	-
Provision for valuation loss on OREO	68	-
Other	380	356
Total noninterest expense	3,435	2,455

Income before provision for income taxes	564	615

Provision for income taxes	142	187

Net income	$422	$428

Basic earnings per common share	$0.11	$0.11

Diluted earnings per common share	$0.11	$0.11

Weighted average shares outstanding (basic eps)	3,724,789	3,739,610

Weighted average shares outstanding (diluted eps)	3,928,945	3,912,326

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
 (Dollars in Thousands)

	Three Months Ended
	September 30,
	2012	2011
	(Unaudited)

NET EARNINGS	$422	$428

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain(loss) on investment securities
available for sale, before income taxes	304	1,306
Reclassification adjustment for realized gains on investment
securities included in net earnings, before income tax	(52)	(58)
Change in fair value of derivatives designated as cash flow hedges,
before income taxes	178	62
Reclassification adjustment for realized gains on derivatives
designated as cash flow hedges, before income taxes	(192)	(18)
Total other items of comprehensive earnings	238	1,292

Income tax (expense) benefit related to
other items of comprehensive earnings	(97)	(387)

COMPREHENSIVE EARNINGS	$563	$1,333

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
For the Three Months Ended September 30, 2012 and 2011
(Dollars in Thousands, Except for Per Share Data)

			ADDITIONAL				ACCUMULATED
			UNALLOCATED				OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME(LOSS)	TOTAL

Balance, June 30, 2011	$-	$41	$22,110	$(1,722)	$(1,796)	$31,918	$1,934	$52,485

Net income						428		428
Other comprehensive income							905	905

Total comprehensive income								1,333

Dividends paid ($0.07125 per share)						(278)		(278)

Treasury stock purchased					(185)			(185)

ESOP shares allocated or committed to be released for allocation (4,154 shares)			2	41				43

Balance, September 30, 2011	$-	$41	$22,112	$(1,681)	$(1,981)	$32,068	$2,839	$53,398

Balance, June 30, 2012	$-	$41	$22,112	$(1,556)	$(2,210)	$32,990	$2,273	$53,650

Net income						422		422
Other comprehensive income							141	141

Total comprehensive								563
income
Dividends paid ($0.07125 per share)						(277)		(277)

ESOP shares allocated or committed to be released for allocation (4,154 shares)			1	42				43

Balance, September 30, 2012	$-	$41	$22,113	$(1,514)	$(2,210)	$33,135	$2,414	$53,979

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$422	$428
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	235	258
Provision for OREO valuation losses	68	-
Depreciation	189	193
Net amortization of marketable securities premium and discounts	111	94
Amortization of capitalized mortgage servicing rights	187	93
Gain on sale of loans	(812)	(236)
Net realized gain on sale of available-for-sale securities	(67)	(57)
Increase in cash surrender value of life insurance	(75)	(55)
Loss on sale of OREO	17	-
(Gain)/loss fair value hedge, FASB ASC 815	(37)	330
Change in assets and liabilities:
(Increase) decrease in assets:
Accrued interest and dividends receivable	19	10
Loans held-for-sale	2,251	(1,095)
Other assets	(227)	602
Increase (decrease) in liabilities:
Accrued expenses and other liabilities	510	843
Net cash provided by (used in) operating activities	2,791	1,408

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities:
Investment securities available-for-sale	(14,153)	(2,682)
Proceeds from maturities, calls and principal payments:
Investment securities available-for-sale	4,811	1,829
Purchase of bank owned life insurance	-	(2,000)
Proceeds from sale of securities available-for-sale	574	1,876
FHLB stock redeemed	18	-
Proceeds from sale of property and equipment	-	-
Net decrease (increase) in loan receivable, excludes transfers to real estate
acquired in settlement of loans	5,874	(1,229)
Proceeds from the sale of real estate acquired in the settlement of loans	582	-
Purchase of property and equipment	(156)	(60)
Net cash provided by (used in) investing activities	(2,450)	(2,266)

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)

	Three Months Ended
	September 30,
	2012	2011
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking and savings accounts	$912	$4,434
Payments on FHLB advances	(9,050)	(2,050)
Purchase of Treasury Stock	-	(185)
Dividends paid	(277)	(278)
Net cash (used in) provided by financing activities	(8,415)	1,921

Net (decrease) increase in cash	(8,074)	1,063

CASH AND CASH EQUIVALENTS, beginning of period	19,814	9,540

CASH AND CASH EQUIVALENTS, end of period	$11,740	$10,603

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$629	$898

Cash paid during the period for income taxes	$-	$-

NON-CASH INVESTING ACTIVITIES:
Decrease (increase) in market value of securities available-for-sale	$(252)	$1,248

Mortgage servicing rights capitalized	$319	$84

ESOP shares released	$43	$43

Loans transferred to real estate and other assets acquired in foreclosure	$243	$122

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

The results of operations for the three month period ended September 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2013 or any other period.  The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-K for the fiscal year ended June 30, 2012.

The Company evaluated subsequent events for potential recognition and/or disclosure through November 13, 2012 the date the consolidated financial statements were issued.

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

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:
(Dollars in thousands)

	September 30, 2012				June 30, 2012
	(Unaudited)				(Audited)
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Available-for-sale:
U.S. government and
agency obligations	$20,140	$495	$(1)	$20,634	$20,557	$508	$(10)	$21,055
Municipal obligations	45,105	2,978	(85)	47,998	39,332	2,835	(107)	42,060
Corporate obligations	3,941	141	(14)	4,068	3,937	82	(74)	3,945
Mortgage-backed securities -
government backed	10,156	119	-	10,275	6,791	56	-	6,847
CMOs - private label	200	-	(26)	174	210	-	(41)	169
CMOs - government backed	14,815	333	(44)	15,104	14,807	416	(22)	15,201

Total	$94,357	$4,066	$(170)	$98,253	$85,634	$3,897	$(254)	$89,277

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

The following table discloses, as of September 30, 2012 and June 30, 2012, the Company’s investment securities that have been in a continuous unrealized-loss position for less than twelve months and those that have been in a continuous unrealized-loss position for twelve or more months:

	September 30, 2012
	Less Than 12 Months		12 Months or Longer
	(In thousands)
	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

U.S. government and agency	$-	$-	$188	$1
Corporate obligations	-	-	947	14
Municipal obligations	1,976	11	1,013	74
CMOs - private label	-	-	174	26
Mortgage-backed and CMOs	1,414	32	837	12

Total	$3,390	$43	$3,159	$127

	June 30, 2012
	Less Than 12 Months		12 Months or Longer
	(In thousands)
	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

U.S. government and agency	$1,751	$8	$341	$2
Corporate obligations	-	-	884	74
Municipal obligations	1,760	2	1,402	105
CMOs - private label	-	-	168	41
Mortgage-backed & CMOs	2,514	22	-	-

Total	$6,025	$32	$2,795	$222

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell or if it is more likely than not that it will be required to sell impaired debt securities.  In so doing, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives.  With respect to its impaired debt securities at September 30, 2012 and June 30, 2012, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired debt securities.

As of September 30, 2012 and June 30, 2012, there were, respectively, 16 and 25 securities in an unrealized loss position and were considered to be temporarily impaired and therefore an impairment charge has not been recorded.  All of such temporarily impaired investments are debt securities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

At September 30, 2012, 5 U.S. government and agency obligations had unrealized losses with aggregate depreciation of less than 0.50% from the Company’s amortized cost basis of these securities.  We believe these unrealized losses are principally due to interest rate movements.  As such, the Company determined that none of such securities had other-than-temporary impairment.

At September 30, 2012, 4 municipal obligations had unrealized losses with aggregate depreciation of less than 2.90% from the Company’s amortized cost basis of these securities.  We believe these unrealized losses are principally due to interest rate movements and recent credit concerns in the overall municipal bond market.  As such, the Company determined that none of such securities had other-than-temporary impairment.

At September 30, 2012, 1 corporate obligation had an unrealized loss with aggregate depreciation of less than 1.50% from the Company's cost basis.  This unrealized loss is principally due to changes in interest rates and some concern the issuer may have exposure to Europe.  No credit issues have been identified that cause management to believe the declines in market value are other than temporary.  In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and if available projected target prices of investment analysts within a one-year time frame.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

At September 30, 2012, 6 mortgage backed and CMO securities had unrealized losses with aggregate depreciation of less than 2.90% from the Company’s cost basis of these securities.  We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market.  One of the CMO securities is a non-agency security.  At September 30, 2012 the fair value of this non-agency security was $174,000 with an unrealized loss of $26,000, or 13.0% of the Company’s amortized cost basis.  Management considers available evidence to assess whether it is more likely than not that all amounts due would not be collected.  In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates.  There has been minimal disruption of the scheduled cash flows on any of the securities.  Management’s analysis as of September 30, 2012 revealed no expected credit losses on these securities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30,	June 30,
	2012	2012
	(Unaudited)	(Audited)
	(In thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$56,600	$61,671
Commercial real estate	65,110	64,672
Real estate construction	1,363	1,455

Other loans:
Home equity	23,316	23,709
Consumer	8,328	8,778
Commercial	14,408	15,343

Total	169,125	175,628

Less: Allowance for loan losses	(1,800)	(1,625)
Add: Deferred loan expenses	(139)	(164)

Total	$167,186	$173,839

Within the commercial real estate loan category above, $21,477,000 and $21,610,000 was guaranteed by the United States Department of Agriculture Rural Development, at September 30, 2012 and June 30, 2012, respectively.

The following is a summary of changes in the allowance for loan losses:

	Three Months	Three Months	Twelve Months
	Ended	Ended	Ended
	September 30,	September 30,	June 30,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Audited)
	(In thousands)

Balance, beginning of period	$1,625	$1,800	$1,800
Provision charged to operations	235	258	1,101
Charge-offs	(64)	(510)	(1,296)
Recoveries	4	2	20

Balance, end of period	$1,800	$1,550	$1,625

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

Non-Performing Assets – The following table sets forth information regarding non-performing assets as of the dates indicated.

	September 30,	June 30,
	2012	2012
	(Unaudited)	(Audited)
	(Dollars in Thousands)

Non-accrual loans	$1,491	$1,814
Accruing loans delinquent 90 days or more	-	-
Restructured loans, net	803	1,404
Total nonperforming loans	2,294	3,218
Real estate owned and other repossessed assets, net	1,937	2,361
Total	$4,231	$5,579

Total non-performing assets as a percentage of total assets	1.32%	1.70%

Allowance for loan losses	$1,800	$1,625

Percent of allowance for loan losses to non-performing loans	78.5%	50.5%

Percent of allowance for loan losses to non-performing assets	42.5%	29.1%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued
The following table sets forth information regarding loans and non-performing assets by geographical location as of the dates indicated (dollars in thousands).

	September 30, 2012
	Helena	Bozeman	Butte	Townsend	Total

Non-accrual loans	$1,392	$77	$22	$-	$1,491
Accruing loans delinquent 90 days or more	-	-	-	-	-
Restructured loans		803			803
Real estate owned and other repossessed assets, net	699	1,176		62	1,937
	$2,091	$2,056	$22	$62	$4,231

Total loans, net	$88,609	$33,772	$43,636	$1,169	$167,186

Percent of non-performing assets to loans	2.4%	6.1%	0.1%	5.3%	2.5%

	June 30, 2012

Non-accrual loans	$1,735	$56	$22	$1	$1,814
Accruing loans delinquent 90 days or more	-	-	-	-	-
Restructured loans, net	90	1,314	-	-	1,404
Real estate owned and other repossessed assets, net	689	1,610	-	62	2,361
	$2,514	$2,980	$22	$63	$5,579

Total loans, net	$90,744	$34,942	$42,417	$5,736	$173,839

Percent of non-performing assets to loans	2.8%	8.5%	0.1%	1.1%	3.2%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

NOTE 3. LOANS RECEIVABLE - continued

The following tables set forth information regarding the activity in the allowance for loan losses for the dates as indicated (dollars in thousands):

	Three Months Ended
	September 30, 2012
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Allowance for credit losses:
Beginning balance, June 30, 2012	$403	$772	$10	$156	$78	$206	$1,625
Charge-offs	(55)	-	-	-	(8)	(1)	(64)
Recoveries	-	-	-	-	4	-	4
Provision	40	90	1	61	10	33	235
Ending balance, September 30, 2012	$388	$862	$11	$217	$84	$238	$1,800

Ending balance allocated to loans
individually evaluated for impairment	$-	$9	$-	$147	$1	$15	$172

Ending balance allocated to loans
collectively evaluated for impairment	$388	$853	$11	$70	$83	$223	$1,628

Loans receivable:
Ending balance September 30, 2012	$56,600	$65,110	$1,363	$23,316	$8,328	$14,408	$169,125

Ending balance of loans individually
evaluated for impairment
September 30, 2012	$728	$782	$-	$446	$74	$997	$3,027

Ending balance of loans collectively
evaluated for impairment
September 30, 2012	$55,872	$64,328	$1,363	$22,870	$8,254	$13,411	$166,098

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

	Three Months Ended
	September 30, 2011
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Allowance for credit losses:
Beginning balance, June 30, 2011	$369	$652	$18	$481	$57	$223	$1,800
Charge-offs	(125)	(36)	-	(335)	(14)	-	(510)
Recoveries	-	-	-	-	2	-	2
Provision	72	110	5	29	13	29	258
Ending balance, September 30, 2011	$316	$726	$23	$175	$58	$252	$1,550

Ending balance allocated to loans
individually evaluated for impairment	$-	$224	$-	$44	$1	$182	$451

Ending balance allocated to loans
collectively evaluated for impairment	$316	$502	$23	$131	$57	$70	$1,099

Loans receivable:
Ending balance September 30, 2011	$68,680	$65,893	$4,277	$27,694	$9,057	$12,343	$187,944

Ending balance of loans individually
evaluated for impairment
September 30, 2011	$1,261	$965	$721	$274	$128	$2,029	$5,378

Ending balance of loans collectively
evaluated for impairment
September 30, 2011	$67,419	$64,928	$3,556	$27,420	$8,929	$10,314	$182,566

The Company utilizes a 5 point internal loan rating system, largely based on regulatory classifications, for 1-4 family real estate, commercial real estate, construction, home equity and commercial loans as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

NOTE 3. LOANS RECEIVABLE - continued

The following tables set forth information regarding the internal classification of the loan portfolio as of the dates indicated (dollars in thousands):

	September 30, 2012
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Grade:
Pass	$55,872	$64,328	$1,363	$22,870	$8,254	$13,411	$166,098
Special mention	-	-	-	-	-	146	146
Substandard	728	773	-	257	73	836	2,667
Doubtful	-	-	-	42	-	-	42
Loss	-	9	-	147	1	15	172
Total	$56,600	$65,110	$1,363	$23,316	$8,328	$14,408	$169,125

Credit Risk Profile Based on Payment Activity

Performing	$56,183	$64,218	$1,363	$23,073	$8,316	$13,678	$166,831
Restructured loans	-	88	-	-	-	715	803
Nonperforming	417	804	-	243	12	15	1,491
Total	$56,600	$65,110	$1,363	$23,316	$8,328	$14,408	$169,125

	June 30, 2012
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Grade:
Pass	$60,748	$63,839	$1,455	$23,319	$8,685	$13,846	$171,892
Special mention	-	51	-	-	-	5	56
Substandard	923	782	-	242	76	1,492	3,515
Doubtful	-	-	-	148	15	-	163
Loss	-	-	-	-	2	-	2
Total	$61,671	$64,672	$1,455	$23,709	$8,778	$15,343	$175,628

Credit Risk Profile Based on Payment Activity

Performing	$61,011	$63,749	$1,455	$23,444	$8,742	$14,009	$172,410
Restructured loans	-	90	-	-	-	1,314	1,404
Nonperforming	660	833	-	265	36	20	1,814
Total	$61,671	$64,672	$1,455	$23,709	$8,778	$15,343	$175,628

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

NOTE 3. LOANS RECEIVABLE - continued

The following tables set forth information regarding the delinquencies within the loan portfolio as indicated (dollars in thousands):

	September 30, 2012
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing

1-4 Family real estate	$324	$418	$742	$55,858	$56,600	$-
Commercial real estate	96	803	899	64,211	65,110	-
Construction	-	-	-	1,363	1,363	-
Home equity	59	86	145	23,171	23,316	-
Consumer	111	12	123	8,205	8,328	-
Commercial	100	-	100	14,308	14,408	-
Total	$690	$1,319	$2,009	$167,116	$169,125	$-

	June 30, 2012
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing

1-4 Family real estate	$613	$501	$1,114	$60,557	$61,671	$-
Commercial real estate	-	91	91	64,581	64,672	-
Construction	-	-	-	1,455	1,455	-
Home equity	362	227	589	23,120	23,709	-
Consumer	221	37	258	8,520	8,778	-
Commerical	171	747	918	14,425	15,343	-
Total	$1,367	$1,603	$2,970	$172,658	$175,628	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

NOTE 3. LOANS RECEIVABLE - continued
The following tables set forth information regarding impaired loans as indicated (dollars in thousands):

	September 30, 2012
		Unpaid		Interest	Average
	Recorded	Principal	Related	Income	Recorded
	Investment	Balance	Allowance	Recognized	Investment

With no related allowance:
1-4 Family	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	-	-	-	-	-
Commercial	-	-	-	-	-

With a related allowance:
1-4 Family	-	-	-	-	-
Commercial real estate	41	62	9	-	21
Construction	-	-	-	-	-
Home equity	147	147	147	-	74
Consumer	1	1	1	-	2
Commercial	15	15	15	-	8

Total:
1-4 Family	-	-	-	-	-
Commercial real estate	41	62	9	-	21
Construction	-	-	-	-	-
Home equity	147	147	147	-	74
Consumer	1	1	1	-	2
Commercial	15	15	15	-	8
Total	$204	$225	$172	$-	$105

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

NOTE 3. LOANS RECEIVABLE - continued

June 30, 2012
		Unpaid		Interest	Average
	Recorded	Principal	Related	Income	Recorded
	Investment	Balance	Allowance	Recognized	Investment

With no related allowance:
1-4 Family	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	-	-	-	-	-
Commerical	-	-	-	-	-

With a related allowance:
1-4 Family	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	2	2	2	-	2
Commerical	-	-	-	-	-

Total:
1-4 Family	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	2	2	2	-	2
Commerical	-	-	-	-	-
Total	$2	$2	$2	$-	$2

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

NOTE 4. TROUBLE DEBT RESTRUCTURINGS

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the quarter ended September 30, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (July 1, 2011) for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed receivables as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired.  As of September 30, 2012, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $803,000 (310-40-65-1(b)), and the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $62,000 (310-40-65-1(b)).

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

NOTE 4. TROUBLE DEBT RESTRUCTURINGS - continued

The following tables present troubled debt restructurings as of September 30, 2012 and June 30, 2011:

	September 30, 2012
	Accrual	Non-Accrual	Total
	Status	Status	Modification

Residential Mortgage (1-4 family)	-	-	-
Commercial Real Estate	88	-	88
Real estate construction	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Commercial	-	715	715
Total	$88	$715	$803

	June 30, 2012
	Accrual	Non-Accrual	Total
	Status	Status	Modification

Residential Mortgage (1-4 family)	-	-	-
Commercial Real Estate	90	-	90
Real estate construction	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Commercial	-	1,314	1,314
Total	$90	$1,314	$1,404

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

NOTE 4. TROUBLE DEBT RESTRUCTURINGS - continued

The following tables present newly restructured loans that occurred during the three months ended September 30, 2012:

	Three Months Ended
	September 30, 2012
	Rate	Term	Interest Only	Payment	Combination	Total
	Modification	Modification	Modification	Modification	Modification	Modification
Pre-modification Outstanding
Recorded Investment:
Residential Mortgage (1-4 family)	$-	$-	$-	$-	$-	$-
Commercial Real Estate	-	-	97	-	-	97
Real estate construction	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	1,385	1,385
Total	$-	$-	$97	$-	$1,385	$1,482

	Three Months ended
	September 30, 2012
	Rate	Term	Interest Only	Payment	Combination	Total
	Modification	Modification	Modification	Modification	Modification	Modification
Post-modification Outstanding
Recorded Investment:
Residential Mortgage (1-4 family)	$-	$-	$-	$-	$-	$-
Commercial Real Estate	-	-	88	-	-	88
Real estate construction	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	715	715
Total	$-	$-	$88	$-	$715	$803

There were no loans modified as a troubled debt restructured loan within the previous 3 months and for which there was a payment default during the three months ended September 30, 2012. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.  As of September 30, 2012 and June 30, 2012, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

NOTE 5. DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	September 30,	June 30,
	2012	2012
	(Unaudited)	(Audited)

Noninterest checking	$26,031	$23,425
Interest-bearing checking	44,693	46,125
Savings	41,043	40,591
Money market	28,087	28,489
Time certificates of deposit	81,047	81,359
Total	$220,901	$219,989

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

NOTE 6. EARNINGS PER SHARE

Basic earnings per share for the three months ended September 30, 2012 was computed using 3,724,789 weighted average shares outstanding. Basic earnings per share for the three months ended September 30, 2011 was computed using 3,739,610 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased.  The weighted average shares outstanding for the diluted earnings per share calculations was 3,928,945 for the three months ended September 30, 2012 and 3,912,626 for the three months ended September 30, 2011.

NOTE 7. DIVIDENDS AND STOCK REPURCHASE PROGRAM

For the fiscal year July 1, 2011 through June 30, 2012, Eagle has paid dividends of $0.07125 per share each quarter.  A dividend of $0.07125 per share was declared on October 18, 2012, payable November 27, 2012 to stockholders of record on November 6, 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

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

The hedged fixed rate loan has an original maturity of 20 years and is not callable.  This loan is hedged with a “pay fixed rate, receive variable rate” swap with a similar notional amount, maturity, and fixed rate coupons. The swap is not callable. At September 30, 2012, and June 30, 2012, the loan had an outstanding principal balance of $11,451,000, and $11,536,000 and the interest rate swap had a notional value of $11,451,000, and $11,536,000, respectively.

Effect of Derivative Instruments on Statement of Financial Condition
Fair Value of Derivative Instruments

	Asset Derivatives				Liabilities Derivatives
(In Thousands)	September 30, 2012		June 30, 2012		September 30, 2012		June 30, 2012
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated
as hedging instruments
under ASC 815					Other		Other
Interest rate contracts	n/a	$-	n/a	$-	Liabilities	$1,061	Liabilities	$1,054

Change in fair value of
financial instrument being
hedged under ASC 815
Interest rate contracts	Loans	$880	Loans	$836	n/a	$-	n/a	$-

Effect of Derivative Instruments on Statement of Income
For the Three Months Ended September 30, 2012 and 2011

(In Thousands)							Amount of
				Location of			Gain or (Loss)
	Derivatives Designated			Gain or (Loss)			Recognized in
	as Hedging Instruments			Recognized in			Income on Derivative
	Under ASC 815			Income on Derivative			2012	2011

	Interest rate contracts			Noninterest income			$37	$(330)

NOTE 9:	FAIR VALUE DISCLOSURES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2012 and June 30, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	September 30, 2012
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial Assets:
Available for sale securities
U.S. Government and agency	$-	$20,634	$-	$20,634
Municipal obligations	-	47,998	-	47,998
Corporate obligations	-	4,068	-	4,068
Mortgage backed securities
government backed	-	10,275	-	10,275
Private lable CMOs	-	174	-	174
CMOs - government backed	-	15,104	-	15,104
Loan subject to fair value hedge	-	-	12,331	12,331
Loans held-for-sale	-	9,160	-	9,160
Financial Liability:
Derivative financial instruments	-	-	1,061	1,061

	June 30, 2012
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial Assets:
Available for sale securities
U.S. Government and agency	$-	21,055	$-	$21,055
Municipal obligations	-	42,060	-	42,060
Corporate obligations	-	3,945	-	3,945
Mortgage-backed securities
government backed	-	6,847	-	6,847
Private lable CMOs	-	169	-	169
CMOs - government backed	-	15,201	-	15,201
Loan subject to fair value hedge	-	-	12,372	12,372
Loans held-for-sale	-	10,613	-	10,613
Derivative financial instruments	-	-	1,054	1,054

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

NOTE 9:	FAIR VALUE DISCLOSURES - continued

The following tables presents, for the three months ended September 30, 2012 and 2011, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

		Total Realized/
		Unrealized Gains	Purchases,
	Balance	(Losses) Included	Sales,	Balance
	as of	in Noninterest	Issuances, and	as of
	July 1, 2012	Income	Settlements, net	September 30, 2012
	(In thousands)
Financial Assets (Liability):
Loan subject to fair value hedge	$12,372	$44	$(85)	$12,331
Derivative financial instruments	(1,054)	(7)	-	(1,061)

		Total Realized/
		Unrealized Gains	Purchases,
	Balance	(Losses) Included	Sales,	Balance
	as of	in Noninterest	Issuances, and	as of
	July 1, 2011	Income	Settlements, net	September 30, 2011
	(In thousands)
Financial Assets (Liability):
Loan subject to fair value hedge	$11,405	$1,035	$(77)	$12,363
Derivative financial instruments	650	(1,365)	-	(715)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of September 30, 2012 and June 30, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	September 30, 2012
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Impaired loans	$-	$-	$32	$32
Repossessed assets	-	1,937	-	1,937

	June 30, 2012
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Impaired loans	$-	$-	$-	$-
Repossessed assets	-	2,361	-	2,361

During the quarter ended September 30, 2012, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $204,000 were reduced by specific valuation allowance allocations totaling $172,000 to a total reported fair value of $32,000 based on collateral valuations utilizing Level 3 valuation inputs.

Those financial instruments subject to FASB ASC Topic 825 are required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value.  Below is a table that summarizes the fair market values of all financial instruments of the Company at September 30, 2012 and

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

NOTE 9:	FAIR VALUE DISCLOSURES - continued

June 30, 2012, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

NOTE 9:	FAIR VALUE DISCLOSURES – continued

(Dollars in Thousands)	September 30, 2012
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
Financial Assets:
Cash and cash equivalents	$11,740	$-	$-	$11,740	$11,740
FHLB stock	-	-	1,985	1,985	1,985
Loans receivable, net	-	-	174,325	174,325	167,186
Accrued interest on dividends receivable	1,352	-	-	1,352	1,352
Mortage servicing rights	-	-	2,527	2,527	2,350
Cash surrender value of
life insurance	-	-	9,247	9,247	9,247
Financial Liabilities:
Deposits	139,854	-	-	139,854	139,854
Time certificates of deposit	-	-	81,874	81,874	81,047
Accrued expenses and other liabilities	6,356	-	-	6,356	6,356
Advances from the FHLB & other borrowings	-	-	35,000	35,000	33,646
Subordinated debentures	-	-	3,879	3,879	5,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

	June 30, 2012
Financial Assets:
Cash and cash equivalents	$19,814	$-	$-	$19,814	$19,814
FHLB stock	-	-	2,003	2,003	2,003
Loans receivable, net	-	-	183,830	183,830	173,839
Accrued interest on dividends receivable	1,371	-	-	1,371	1,371
Mortage servicing rights	-	-	2,424	2,424	2,218
Cash surrender value of
life insurance	-	-	9,172	9,172	9,172
Financial Liabilities:
Deposits	138,630	-	-	138,630	138,630
Time certificates of deposit	-	-	82,613	82,613	81,359
Accrued expenses and other liabilities	5,809	-	-	5,809	5,809
Advances from the FHLB & other borrowings	-	-	44,310	44,310	42,696
Subordinated debentures			4,196	4,196	5,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

NOTE 9:	FAIR VALUE DISCLOSURES - continued

The following methods and assumptions were used by the Company in estimating the fair value of the following classes of financial instruments.  However, the 2012 Form 10-K provides additional description of valuation methodologies used in estimating fair value of these financial instruments.

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

Mortgage servicing rights – The fair value of servicing rights was determined using discount rates ranging from 9.0% to 20.0%, prepayment speeds ranging from 140% to 324% PSA, depending on stratification of the specific right.  The fair value was also adjusted for the effect of potential past dues and foreclosures.

Deposits and time certificates of deposit – The fair value of deposits with no stated maturity, such as checking, passbook, and money market, is equal to the amount payable on demand.  The fair value of time certificates of deposit is based on the discounted value of contractual cash flows.  The discount rate is estimated using the rates currently offered for deposits of similar maturities.

Advances from the FHLB & Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective September 30, 2012 and June 30, 2012, respectively if the borrowings repriced according to their stated terms.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

NOTE 10:                      Business Combination

On June 29, 2012, the Company and Sterling Savings Bank, a Washington state-chartered bank (“Sterling”) entered into a Purchase and Assumption Agreement (the “Agreement”) pursuant to which Eagle agreed to purchase Sterling’s banking operations in the state of Montana, including seven branch locations, certain deposit liabilities, loans and other assets and liabilities associated with such branch locations.   The actual amount of deposits, loans and value of other assets and liabilities transferred to Eagle and the actual price paid will be determined at the time of the closing of the transaction, in accordance with the terms and conditions of the Agreement.  The closing of the transaction is subject to the terms and conditions set forth in the Agreement. It is currently expected to be completed by the end of the second quarter of fiscal 2013.  As of September 30, 2012 the purchase price would have approximated $7.3 million and would have exceeded the estimated fair value of tangible net assets acquired by approximately $6.6 million, which will be recorded as goodwill.

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

Direct costs related to the Sterling acquisition will be expensed as incurred in the year ended June 30, 2013.  These acquisition and integration expenses will include salaries and benefits, technology and communications, occupancy and equipment, professional services and other noninterest expenses.  For the quarter ended September 30, 2012, $477,000 of acquisition costs were incurred and expensed.  An unaudited pro forma balance sheet of the Company as if the acquisition of the Sterling branches had occurred on June 30, 2012 (in thousands) is included in the Company’s 10-K.  Please see that report for more information.

NOTE 11. RECENTLY ISSUED PRONOUNCEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.  For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, any subsequent Reports on Form 10-Q and Form 8-K, and other filings with the SEC.  We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware.

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

The level and movement of interest rates impacts the Bank’s earnings as well.  The Federal Reserve’s Federal Open Market Committee (“FOMC”) did not change the federal funds target rate which remained at 0.25% during the three months ended September 30, 2012.

From time to time the Bank has considered growth through mergers or acquisition as an alternative to its strategy of organic growth.  In this connection, on June 29, 2012, the Bank entered into a definitive agreement to acquire all of the Montana retail banking operations of Sterling Savings Bank of Spokane Washington.   As a result of this acquisition, American Federal will acquire approximately $188.4 million in additional assets, principally in the form of cash and loans and assume $188.4 million in new deposits.  The transaction which will increase the Bank’s retail branch structure from 6 to 13 locations and is expected to close on November 30, 2012.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between September 30, 2012 and June 30, 2012.

Total assets at September 30, 2012 were $320.04 million, a decrease of $7.26 million, or 2.22%, from $327.30 million at June 30, 2012. This decrease in assets was primarily attributable to decreases in loans and cash and cash equivalents offset by increases in securities available-for-sale.

Loans receivable decreased by $6.65 million, or 3.83%, to $167.19 million at September 30, 2012, from $173.84 million at June 30, 2012.  The decline occurred across most loan types, though commercial real estate loans increased by $438,000.  Home equity, consumer loans, and construction loans decreased moderately.  Residential mortgages decreased by the largest amount, $5.07 million.  Total loan originations were $49.20 million for the three months ended September 30, 2012, with single family mortgages accounting for $40.52 million of the total.  Home equity and construction loan originations totaled $2.18 million and $1.76 million, respectively, for the same period. Commercial real estate and land loan originations totaled $1.61 million.  Consumer and commercial loans originated totaled $2.20 million and $930,000, respectively.  Loans held-for-sale decreased to $9.16 million at September 30, 2012 from $10.61 million at June 30, 2012.

Total cash and cash equivalents decreased by $8.07 million, and securities available-for-sale increased $8.98 million.

Deposits increased $912,000, or .41%, to $220.9 million at September 30, 2012 from $219.99 million at June 30, 2012. Growth occurred in noninterest checking and savings, while interest-bearing checking, money markets and certificates of deposits decreased.  Management attributes the overall increase in deposits to increased marketing of checking accounts as well as customers’ preference for placing funds in secure, federally insured accounts.

The ability of the Bank to continue to grow its retail deposit base during the period along with a reduction in cash and cash equivalents enabled wholesale funding to decrease during the quarter.  Advances from the Federal Home Loan Bank and other borrowings decreased $9.05 million, or 21.20%, to $33.65 million from $42.70 million.

Total shareholders’ equity increased $329,000 or 0.61%, to $53.98 million at September 30, 2012 from $53.65 million at June 30, 2012.  This was a result of net income for the period of $422,000 in addition to an increase in accumulated other comprehensive income of $141,000 (mainly due to an increase in net unrealized gains on securities available-for-sale).  The increase was also partially offset by dividends paid for the period.

Results of Operations for the Three Months Ended September 30, 2012 and 2011

Net Income.  The quarter’s results were characterized by a significant increase in gain on sale of loans driven by renewed and robust refinancing activity largely offset by acquisition costs associated with the pending purchase of the seven Sterling Savings Bank branches located in Montana.  Eagle’s net income for the quarter decreased to $422,000 versus $428,000 for the three months ended September 30, 2011.  The net income decrease of $6,000, or 1.40%, was due principally to an increase in noninterest expense of $980,000 offset by  an increase in noninterest income of $1.01 million caused by an increase in home mortgage refinancing activity, resulting in increased gain on sale of loans.  The provision for loan losses decreased $23,000 from the prior period.  Eagle’s tax provision was $45,000 lower in the current quarter.  Basic earnings per share were $0.11 for the current period, the same as the prior comparable period.

Net Interest Income.  Net interest income decreased to $2.66 million for the quarter ended September 30, 2012, from $2.76 million for the previous year’s quarter.  This decrease of $100,000 was the result of a decrease in interest and dividend income of $428,000 partially offset by a decrease in interest expense of $328,000.

Interest and Dividend Income.  Total interest and dividend income was $3.23 million for the quarter ended September 30, 2012, compared to $3.65 million for the quarter ended September 30, 2011, a decrease of $428,000, or 11.72%.  Interest and fees on loans decreased to $2.55 million for the three months ended September 30, 2012 from $2.78 million for the same period ended September 30, 2011.  This decrease of $224,000, or 8.07%, was due to both the decrease in the average yield on loans and average balances of loans for the quarter ended September 30, 2012.  The average interest rate earned on loans receivable decreased by 28 basis points, from 5.92% to 5.64%.  Average balances for loans receivable, net, including loans held for sale, for the quarter ended September 30, 2012 were $180.78 million, compared to $187.64 million for the prior year period.  This represents a decrease of $6.86 million, or 3.66%.  Interest and dividends on investment securities available-for-sale (AFS) decreased by $203,000 for the quarter ended September 30, 2012 from $872,000 for the same quarter last year.  Average balances on investments decreased to $91.56 million for

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2012 and 2011 - continued

the quarter ended September 30, 2012, from $102.89 million for the quarter ended September 30, 2011.  The average interest rate earned on investments decreased to 2.92% from 3.39%.  Interest on deposits with banks decreased to $5,000 from $6,000, due to a decrease in the average rates.  Average balances on deposits with banks increased to $11.93 million for the quarter ended September 30, 2012, compared to $8.96 million for the quarter ended September 30, 2011and the average rates on such deposits with banks decreased from 0.27% at September 30, 2011 to 0.17% at September 30, 2012.

Interest Expense.  Total interest expense declined significantly in the quarter to $566,000 from $894,000 for the quarter ended September 30, 2011, a decrease of $328,000, or 36.69%.  The decrease was attributable to decreases in interest on deposits and borrowings offset by growth in average deposit balances as the Bank’s customers appeared to continue to opt for the safety of federally insured deposits, notwithstanding historically low rates on such deposits, over the risks and uncertainty of the capital markets.  Decreases in rates on deposits caused a decline in deposit interest expense of $41,000, or 14.19% over the quarter ended September 30, 2011.  The decrease was attributable to a decrease in average rates paid on most deposit products. Money market accounts, however, increased 2 basis points.  Interest bearing checking account rates declined from 0.06% to 0.05%, savings account rates remained at 0.10%, and certificates of deposit rates decreased from 1.27% to 1.10%.  The declines, however, were offset by increases in average balances during the period to $219.52 million for the quarter ended September 30, 2012, compared to $212.14 million for the same quarter in the previous year.  Because of the increase in retail funding due to deposit growth average balances in borrowings decreased significantly to $40.92 million for the quarter ended September 30, 2012, compared to $65.53 million for the same quarter in the previous year.  The average rate paid, along with the decrease in average borrowing balances resulted in a decrease in interest paid on borrowings to $294,000 for the quarter ended September 30, 2012 versus $583,000 paid in the previous year’s quarter.  The average rate paid on borrowings decreased from 3.69% last year to 3.11% for the quarter ended September 30, 2012.  The average rate paid on all interest-bearing liabilities decreased 43 basis points from the quarter ended September 30, 2011 to the quarter ended September 30, 2012.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions, and past due loans in portfolio.  The Bank’s policies require a review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  The Bank recorded $235,000 in provision for loan losses for the quarter ended September 30, 2012 and $258,000 in the quarter ended September 30, 2011.  This decrease from 2011 was based on an analysis of a variety of factors including delinquencies within the loan portfolio.  Total nonperforming loans, including restructured loans, net decreased from $5.21 million at September 30, 2011 to $2.29 million at September 30, 2012. The Bank currently has $2.30 million in foreclosed real estate property and other repossessed property with a net book value of $1.93 million.

Noninterest Income. Due to declines in long term interest rates, the Bank again experienced significant refinancing activity in residential real estate.   As long-term rates continued to push to historically low levels, refinance activity in the current quarter grew and exceeded the level reached in the prior year’s period.  This increased activity had a significant effect on the amount of non-interest income with total noninterest income increasing to $1.58 million for the quarter ended September 30, 2012, from $569,000 for the quarter ended September 30, 2011, an increase of $1.01 million or 176.80%.  Of this amount, net gain on sale of loans increased to $812,000 for the quarter ended September 30, 2012 from $236,000 for the quarter ended September 30, 2011.   During this period, $40.52 million 1-4 family mortgage loans were originated compared to $17.05 million in the quarter ended September 30, 2011.  In addition, $42.67 million of mortgage loans were sold during the period compared to $12.64 million sold in the quarter ended September 30, 2011, an increase of $30.03 million.  The gain on fair value hedge-FASB ASC 815 also contributed to the increase in noninterest income.  Gain on fair value hedge-FASB ASC 815 increased to $37,000 from the prior period’s loss amount of $330,000.

Noninterest Expense.  Noninterest expense was $3.44 million for the quarter ended September 30, 2012, and $2.46 million for the quarter ended September 30, 2011.  Though most items were fairly similar, provision for valuation loss on OREO increased to $68,000 from zero for the comparable period last year.  This increase was due to decline in values in some of the Company’s foreclosed properties.  Amortization of mortgage servicing rights increased from $93,000 to $187,000, an increase of $94,000.  The largest change occurred due to the new item of acquisition costs.  These costs of $477,000, as noted earlier, are related to the pending purchase of the seven branches from Sterling Savings Bank.  Other expense categories showed relatively minor changes.

Income Tax Expense.  Our income tax expense was $142,000 for the quarter ended September 30, 2012, compared to $187,000 for the quarter ended September 30, 2011.  The effective tax rate for the quarter ended September 30, 2012 was 25.17% and was 30.41% for the quarter ended September 30, 2011.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2012 and 2011 - continued

Liquidity, Interest Rate Sensitivity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of the Comptroller of the Currency (“OCC”) regulations.  The OCC has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings.  The OCC states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages.  For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined.  In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets.  “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Seattle.  The Bank exceeded those minimum ratios as of both September 30, 2012 and September 30, 2011.

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

At August 31, 2012 (the most recent report available), the Bank’s measure, as internally determined, of sensitivity to interest rate movements, as measured by a 200 basis point rise in interest rates scenario,  decreased the economic value of equity (“EVE”) by 2.1%.  The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.  The Bank’s tier I core capital ratio, as measured under OCC rules, increased from 13.08% as of September 30, 2011 to 13.86% as of September 30, 2012.  The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity, Interest Rate Sensitivity and Capital Resources - continued

As of September 30, 2012, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At September 30, 2012, the Bank’s tangible, core, and risk-based capital ratios amounted to 13.86%, 13.86%, and 22.59%, respectively, compared to regulatory requirements of 1.50%, 3.0%, and 8.0%, respectively.  See the following table (amounts in thousands):

	At September 30, 2012
	(Unaudited)
	Dollar	% of
	Amount	Assets
Tangible capital:
Capital level	$41,977	13.86
Requirement	4,543	1.50
Excess	37,434	12.36

Core capital:
Capital level	41,977	13.86
Requirement	9,086	3.00
Excess	32,891	10.86

Risk-based capital:
Capital level	43,777	22.59
Requirement	15,504	8.00
Excess	28,273	14.59

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONTROLS AND PROCEDURES

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of September 30, 2012, our disclosure controls and procedures were effective.  During the last fiscal quarter, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors.

There have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form  10-K for the fiscal year ended June 30, 2012.

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

EAGLE BANCORP MONTANA, INC.

Date: November 13, 2012	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: November 13, 2012	By:	/s/ Clint J. Morrison
Clint J. Morrison
Senior Vice President/CFO