Form 10-Q
period 2012-12-31
Eagle Bancorp Montana, Inc.
filed 2013-02-14
CIK 1478454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	3,898,685 shares outstanding
As of February 14, 2013

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	PAGE

Item1.	Financial Statements

	Consolidated Statements of Financial Condition as of December 31, 2012 (unaudited) and June 30, 2012	1

	Consolidated Statements of Income for the three and six months ended December 31, 2012 and 2011 (unaudited)	3

	Consolidated Statements of Comprehensive Earnings for the six months ended December 31, 2012 and 2011 (unaudited)	5

	Consolidated Statements of Changes in Stockholders' Equity for the six months ended December 31, 2012 and 2011 (unaudited)	6

	Consolidated Statements of Cash Flows for the six months ended December 31, 2012 and 2011 (unaudited)	7

	Notes to Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	46
Item 6.	Exhibits	46

Signatures		47

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)

	December 31,	June 30,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$8,076	$3,534
Interest-bearing deposits with banks	1,136	16,280
Federal funds sold	16,949	-
Total cash and cash equivalents	26,161	19,814

Securities available-for-sale,at market value	205,561	89,277
Federal Home Loan Bank stock, at cost	1,967	2,003
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	15,085	10,613

Loans receivable, net of deferred loan expenses and allowance for loan losses of $1,825 at December 31, 2012 and $1,625 at June 30, 2012	214,000	173,839
Accrued interest and dividends receivable	1,954	1,371
Mortgage servicing rights, net	2,360	2,218
Premises and equipment, net	19,207	15,561
Cash surrender value of life insurance	9,322	9,172

Real estate & other repossessed assets acquired in settlement of loans, net of allowance for losses	1,174	2,361
Goodwill	6,890	-
Core deposit intangible	1,018	-
Other assets	3,267	915

Total assets	$508,121	$327,299

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)

	December 31,	June 30,
	2012	2012
	(Unaudited)	(Audited)
LIABILITIES
Deposit accounts:
Noninterest bearing	$53,465	$23,425
Interest bearing	361,260	196,564
Total deposits	414,725	219,989

Accrued expenses and other liabilities	5,337	5,809
Federal funds purchased	-	-
FHLB advances and other borrowings	29,461	42,696
Subordinated debentures	5,155	5,155
Total liabilities	454,678	273,649

EQUITY
Preferred stock (no par value, 1,000,000 shares authorized, none issued or outstanding)	-	-
Common stock (par value $0.01 per share; 8,000,000 shares authorized; 4,083,127 shares issued; 3,898,685, and 3,878,971 shares oustanding at December 31, 2012 and June 30, 2012, respectively)	41	41
Additional paid-in capital	22,103	22,112

Unallocated common stock held by employee stock ownership plan ("ESOP")	(1,473)	(1,556)
Treasury stock, at cost	(1,993)	(2,210)
Retained earnings	32,818	32,990
Accumulated other comprehensive income	1,947	2,273
Total equity	53,443	53,650

Total liabilities and equity	$508,121	$327,299

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in Thousands, Except for Per Share Data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Interest and Dividend Income:
Interest and fees on loans	$2,753	$2,830	$5,304	$5,605
Securities available-for-sale	735	827	1,404	1,699
Interest on deposits with banks	11	3	16	9
Total interest and dividend income	3,499	3,660	6,724	7,313

Interest Expense:
Deposits	333	273	581	562
FHLB advances & other borrowings	230	532	524	1,115
Subordinated debentures	23	23	47	45
Total interest expense	586	828	1,152	1,722

Net Interest Income	2,913	2,832	5,572	5,591
Loan loss provision	187	325	422	583
Net interest income after loan loss provision	2,726	2,507	5,150	5,008

Noninterest income:
Service charges on deposit accounts	184	180	350	370
Net gain on sale of loans	962	403	1,774	639
Mortgage loan servicing fees	247	224	481	452
Net gain on sale of available for sale securities	245	109	312	166
Net loss on sale of OREO	(6)	-	(23)	-
Net gain (loss) on fair value hedge FASB ASC 815	28	(44)	65	(374)
Other	257	203	533	391
Total noninterest income	1,917	1,075	3,492	1,644

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)
 (Dollars in Thousands, Except for Per Share Data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Noninterest expense:
Salaries and employee benefits	2,131	1,203	3,572	2,370
Occupancy and equipment expense	508	339	850	682
Data processing	193	135	340	286
Advertising	218	131	419	262
Amortization of mortgage servicing rights	221	174	408	267
Amortization of core deposit intangible and tax credits	48	-	48	-
Federal insurance premiums	43	56	92	86
Postage	37	38	63	63
Legal, accounting, and examination fees	122	120	213	192
Consulting fees	35	308	61	395
Acquisition costs	731	-	1,208	-
Provision for valuation loss on OREO	30	-	98	-
Other	469	376	849	732
Total noninterest expense	4,786	2,880	8,221	5,335

(Loss) Income before provision for income taxes	(143)	702	421	1,317

Provision (benefit) for income taxes	(103)	215	39	402

Net (loss) income	$(40)	$487	$382	$915

Basic earnings per common share	$(0.01)	$0.13	$0.10	$0.25

Diluted earnings per common share	$(0.01)	$0.12	$0.10	$0.23

Weighted average shares outstanding (basic eps)	3,741,815	3,723,268	3,733,302	3,731,439

Weighted average shares outstanding (diluted eps)	3,933,114	3,916,496	3,931,030	3,914,411

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
 (Dollars in Thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

NET EARNINGS	$(40)	$487	$382	$915

OTHER ITEMS OF COMPREHENSIVE EARNINGS:

Change in unrealized gain(loss) on investment securities available for sale, before income taxes	(787)	(301)	(481)	1,004

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(220)	(109)	(272)	(166)

Change in fair value of derivatives designated as cash flow hedges, before income taxes	396	144	395	144

Reclassification adjustment for realized gains on derivatives designated as cash flow hedges, before income taxes	(179)	(62)	(192)	(18)
Total other items of comprehensive earnings	(790)	(328)	(550)	964

Income tax (expense) benefit related to other items of comprehensive earnings	323	98	224	(289)

COMPREHENSIVE EARNINGS	$(507)	$257	$56	$1,590

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
For the Six Months Ended December 31, 2012 and 2011
(Dollars in Thousands, Except for Per Share Data)

			ADDITIONAL				ACCUMULATED
			UNALLOCATED				OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME(LOSS)	TOTAL

Balance, June 30, 2011	$-	$41	$22,110	$(1,722)	$(1,796)	$31,918	$1,934	$52,485

Net income						915		915
Other comprehensive income							675	675

Total comprehensive income								1,590

Dividends paid ($0.07125 per share)						(555)		(555)

Treasury stock purchased					(414)			(414)

ESOP shares allocated or committed to be released for allocation (8,308 shares)			2	83				85

Balance, December 31, 2011	$-	$41	$22,112	$(1,639)	$(2,210)	$32,278	$2,609	$53,191

Balance, June 30, 2012	$-	$41	$22,112	$(1,556)	$(2,210)	$32,990	$2,273	$53,650

Net income						382		382
Other comprehensive income							(326)	(326)

Total comprehensive income								56

Dividends paid ($0.07125 per share)						(554)		(554)

Treasury stock reissued			(11)		217			206

ESOP shares allocated or committed to be released for allocation (8,308 shares)			2	83				85

Balance, December 31, 2012	$-	$41	$22,103	$(1,473)	$(1,993)	$32,818	$1,947	$53,443

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)

	Six Months Ended
	December 31,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$382	$915
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	422	583
Provision for OREO valuation losses	98	-
Depreciation	401	384
Net amortization of marketable securities premium and discounts	438	196
Amortization of capitalized mortgage servicing rights	408	267
Amortization expense	48	-
Gain on sale of loans	(1,774)	(639)
Net realized gain on sale of available-for-sale securities	(312)	(166)
Increase in cash surrender value of life insurance	(150)	(132)
Loss on sale of OREO	23	-
(Gain)/loss fair value hedge, FASB ASC 815	(65)	374
Change in assets and liabilities:
(Increase) decrease in assets:
Accrued interest and dividends receivable	(583)	74
Loans held-for-sale	(2,495)	(6,848)
Other assets	(2,252)	427
Increase (decrease) in liabilities:
Accrued expenses and other liabilities	105	621
Net cash used in operating activities	(5,306)	(3,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities:
Investment securities available-for-sale	(136,976)	(2,681)
Proceeds from maturities, calls and principal payments:
Investment securities available-for-sale	11,474	5,488
Purchase of bank owned life insurance	-	(2,000)
Proceeds from sale of securities available-for-sale	8,338	3,023
FHLB stock redeemed	36	-
Cash received in acquisition of Sterling Bank branches, net of cash paid	130,094	-
Net decrease (increase) in loan receivable, excludes transfers to real estate acquired in settlement of loans	(282)	1,273
Proceeds from the sale of real estate and other repossessed property acquired in the settlement of loans	1,247	-
Purchase of property and equipment	(762)	(71)
Net cash provided by investing activities	13,169	5,032

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Six Months Ended
	December 31,
	2012	2011
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking and savings accounts	$12,273	$5,974
Payments on FHLB advances and other borrowings	(13,235)	(7,100)
Purchase of Treasury Stock	-	(414)
Dividends paid	(554)	(555)
Net cash (used in) provided by financing activities	(1,516)	(2,095)

Net increase (decrease) in cash	6,347	(1,007)

CASH AND CASH EQUIVALENTS, beginning of period	19,814	9,540

CASH AND CASH EQUIVALENTS, end of period	$26,161	$8,533

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,240	$1,761

Cash paid during the period for income taxes	$372	$208

NON-CASH INVESTING ACTIVITIES:
Increase (decrease) in market value of securities available-for-sale	$753	$(838)

Mortgage servicing rights capitalized	$540	$245

ESOP shares released	$85	$85

Loans transferred to real estate and other assets acquired in foreclosure	$468	$836

Treasury shares reissued for compensation	$206	$-

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

The results of operations for the six month period ended December 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2013 or any other period.  The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-K for the fiscal year ended June 30, 2012.

The Company evaluated subsequent events for potential recognition and/or disclosure through February 14, 2013 the date the consolidated financial statements were issued.

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

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:
(Dollars in thousands)

	December 31, 2012				June 30, 2012
	(Unaudited)				(Audited)
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Available-for-sale:

U.S. government and agency obligations	$41,421	$417	$(143)	$41,695	$20,557	$508	$(10)	$21,055
Municipal obligations	73,396	3,076	(692)	75,780	39,332	2,835	(107)	42,060
Corporate obligations	3,946	162	-	4,108	3,937	82	(74)	3,945

Mortgage-backed securities - government backed	20,849	88	(27)	20,910	6,791	56	-	6,847
CMOs - private label	-	-	-	-	210	-	(41)	169
CMOs - government backed	63,059	353	(344)	63,068	14,807	416	(22)	15,201

Total	$202,671	$4,096	$(1,206)	$205,561	$85,634	$3,897	$(254)	$89,277

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

The following table discloses, as of December 31, 2012 and June 30, 2012, the Company’s investment securities that have been in a continuous unrealized-loss position for less than twelve months and those that have been in a continuous unrealized-loss position for twelve or more months:

	December 31, 2012
	Less Than 12 Months		12 Months or Longer
	(In thousands)
	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

U.S. government and agency	$7,309	$142	$184	$1
Corporate obligations	-	-	-	-
Municipal obligations	28,379	648	569	44
CMOs - private label	-	-	-	-
Mortgage-backed and CMOs	36,730	362	644	9

Total	$72,418	$1,152	$1,397	$54

	June 30, 2012
	Less Than 12 Months		12 Months or Longer
	(In thousands)
	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

U.S. government and agency	$1,751	$8	$341	$2
Corporate obligations	-	-	884	74
Municipal obligations	1,760	2	1,402	105
CMOs - private label	-	-	168	41
Mortgage-backed & CMOs	2,514	22	-	-

Total	$6,025	$32	$2,795	$222

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell or if it is more likely than not that it will be required to sell impaired debt securities.  In so doing, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives.  With respect to its impaired debt securities at December 31, 2012 and June 30, 2012, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired debt securities.

As of December 31, 2012 and June 30, 2012, there were, respectively, 58 and 25 securities in an unrealized loss position and were considered to be temporarily impaired and therefore an impairment charge has not been recorded.  All of such temporarily impaired investments are debt securities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

At December 31, 2012, 7 U.S. government and agency obligations had unrealized losses with aggregate depreciation of less than 1.87% from the Company’s amortized cost basis of these securities.  We believe these unrealized losses are principally due to interest rate movements.  As such, the Company determined that none of such securities had other-than-temporary impairment.

At December 31, 2012, 35 municipal obligations had unrealized losses with aggregate depreciation of less than 2.39% from the Company’s amortized cost basis of these securities.  We believe these unrealized losses are principally due to interest rate movements and recent credit concerns in the overall municipal bond market.  As such, the Company determined that none of such securities had other-than-temporary impairment.

At December 31, 2012, no corporate obligation had an unrealized loss.

At December 31, 2012, 16 mortgage backed and CMO securities had unrealized losses with aggregate depreciation of less than 0.99% from the Company’s cost basis of these securities.  We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market.    Management considers available evidence to assess whether it is more likely than not that all amounts due would not be collected.  In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates.  There has been no disruption of the scheduled cash flows on any of the securities.  Management’s analysis as of December 31, 2012 revealed no expected credit losses on these securities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,	June 30,
	2012	2012
	(Unaudited)	(Audited)
	(In thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$67,414	$61,671
Commercial real estate	82,484	64,672
Real estate construction	1,750	1,455

Other loans:
Home equity	37,850	23,709
Consumer	11,086	8,778
Commercial	15,353	15,343

Total	215,937	175,628

Less: Allowance for loan losses	(1,825)	(1,625)
Add: Deferred loan expenses	(112)	(164)

Total	$214,000	$173,839

Within the commercial real estate loan category above, $21,332,000 and $21,610,000 was guaranteed by the United States Department of Agriculture Rural Development, at December 31, 2012 and June 30, 2012, respectively.

The following is a summary of changes in the allowance for loan losses:

	Six Months	Six Months	Twelve Months
	Ended	Ended	Ended
	December 31,	December 31,	June 30,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Audited)
	(In thousands)

Balance, beginning of period	$1,625	$1,800	$1,800
Provision charged to operations	422	583	1,101
Charge-offs	(282)	(887)	(1,296)
Recoveries	60	4	20

Balance, end of period	$1,825	$1,500	$1,625

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

Non-Performing Assets – The following table sets forth information regarding non-performing assets as of the dates indicated.

	December 31,	June 30,
	2012	2012
	(Unaudited)	(Audited)
	(Dollars in Thousands)

Non-accrual loans	$1,200	$1,814
Accruing loans delinquent 90 days or more	-	-
Restructured loans, net	304	1,404
Total nonperforming loans	1,504	3,218
Real estate owned and other repossessed assets, net	1,174	2,361
Total	$2,678	$5,579

Total non-performing assets as a percentage of total assets	0.53%	1.70%

Allowance for loan losses	$1,825	$1,625

Percent of allowance for loan losses to non-performing loans	121.3%	50.5%

Percent of allowance for loan losses to non-performing assets	68.1%	29.1%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables set forth information regarding the activity in the allowance for loan losses for the dates as indicated (dollars in thousands):

	Six Months Ended
	December 31, 2012
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Allowance for credit losses:
Beginning balance, June 30, 2012	$403	$772	$10	$156	$78	$206	$1,625
Charge-offs	(73)	(35)		(148)	(25)	(1)	(282)
Recoveries					5	55	60
Provision	68	168	3	158	18	7	422
Ending balance, December 31, 2012	$398	$905	$13	$166	$76	$267	$1,825

Ending balance allocated to loans individually evaluated for impairment	$-	$-	$-	$33	$10	$-	$43

Ending balance allocated to loans collectively evaluated for impairment	$398	$905	$13	$133	$66	$267	$1,782

Loans receivable:
Ending balance December 31, 2012	$67,414	$82,484	$1,750	$37,850	$11,086	$15,353	$215,937

Ending balance of loans individually evaluated for impairment December 31, 2012	$464	$737	$-	$552	$97	$175	$2,025

Ending balance of loans collectively evaluated for impairment December 31, 2012	$66,950	$81,747	$1,750	$37,298	$10,989	$15,178	$213,912

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3. LOANS RECEIVABLE - continued

	Six Months Ended
	December 31, 2011
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

The following tables set forth information regarding the internal classification of the loan portfolio as of the dates indicated (dollars in thousands):

	December 31, 2012
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Grade:
Pass	$66,950	$81,747	$1,750	$37,299	$10,989	$15,177	$213,912
Special mention						55	55
Substandard	464	737		477	76	121	1,875
Doubtful				41	11		52
Loss				33	10		43
Total	$67,414	$82,484	$1,750	$37,850	$11,086	$15,353	$215,937

Credit Risk Profile Based on Payment Activity

Performing	$67,365	$82,148	$1,750	$37,488	$11,034	$14,648	$214,433
Restructured loans		304					304
Nonperforming	49	32		362	52	705	1,200
Total	$67,414	$82,484	$1,750	$37,850	$11,086	$15,353	$215,937

	June 30, 2012
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Grade:
Pass	$60,748	$63,839	$1,455	$23,319	$8,685	$13,846	$171,892
Special mention	-	51	-	-	-	5	56
Substandard	923	782	-	242	76	1,492	3,515
Doubtful	-	-	-	148	15	-	163
Loss	-	-	-	-	2	-	2
Total	$61,671	$64,672	$1,455	$23,709	$8,778	$15,343	$175,628

Credit Risk Profile Based on Payment Activity

Performing	$61,011	$63,749	$1,455	$23,444	$8,742	$14,009	$172,410
Restructured loans	-	90	-	-	-	1,314	1,404
Nonperforming	660	833	-	265	36	20	1,814
Total	$61,671	$64,672	$1,455	$23,709	$8,778	$15,343	$175,628

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables set forth information regarding the delinquencies within the loan portfolio as indicated (dollars in thousands):

	December 31, 2012
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing

1-4 Family real estate	$357	$49	$406	$67,008	$67,414	$-
Commercial real estate	171	737	908	81,576	82,484	-
Construction	-	-	-	1,750	1,750	-
Home equity	363	328	691	37,159	37,850	-
Consumer	287	45	332	10,754	11,086	-
Commercial	198	-	198	15,155	15,353	-
Total	$1,376	$1,159	$2,535	$213,402	$215,937	$-

	June 30, 2012
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing

1-4 Family real estate	$613	$501	$1,114	$60,557	$61,671	$-
Commercial real estate	-	91	91	64,581	64,672	-
Construction	-	-	-	1,455	1,455	-
Home equity	362	227	589	23,120	23,709	-
Consumer	221	37	258	8,520	8,778	-
Commerical	171	747	918	14,425	15,343	-
Total	$1,367	$1,603	$2,970	$172,658	$175,628	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables set forth information regarding impaired loans as indicated (dollars in thousands):

December 31, 2012
		Unpaid		Interest	Average
	Recorded	Principal	Related	Income	Recorded
	Investment	Balance	Allowance	Recognized	Investment

With no related allowance:
1-4 Family	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	-	-	-	-	-
Commercial	-	-	-	-	-

With a related allowance:
1-4 Family	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	33	33	33	-	33
Consumer	10	10	10	-	10
Commercial	-	-	-	-	-

Total:
1-4 Family	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	33	33	33	-	33
Consumer	10	10	10	-	10
Commercial	-	-	-	-	-
Total	$43	$43	$43	$-	$43

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. TROUBLED DEBT RESTRUCTURINGS

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the quarter ended December 31, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (July 1, 2011) for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed receivables as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired.  As of December 31, 2012, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $337,000 (310-40-65-1(b)), and the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $33,000 (310-40-65-1(b)).

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. TROUBLED DEBT RESTRUCTURINGS - continued

The following tables present troubled debt restructurings as of December 31, 2012 and June 30, 2012:

December 31, 2012
	Accrual	Non-Accrual	Total
	Status	Status	Modification

Residential Mortgage (1-4 family)	-	-	-
Commercial Real Estate	304	-	304
Real estate construction	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Commercial	-	-	-
Total	$304	$-	$304

June 30, 2012
	Accrual	Non-Accrual	Total
	Status	Status	Modification

Residential Mortgage (1-4 family)	-	-	-
Commercial Real Estate	90	-	90
Real estate construction	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Commercial	-	1,314	1,314
Total	$90	$1,314	$1,404

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. TROUBLED DEBT RESTRUCTURINGS - continued

The following tables present newly restructured loans that occurred during the six months ended December 31, 2012:

Six Months Ended
December 31, 2012
	Rate	Term	Interest Only	Payment	Combination	Total
	Modification	Modification	Modification	Modification	Modification	Modification
Pre-modification Outstanding
Recorded Investment:
Residential Mortgage (1-4 family)	$-	$-	$-	$-	$-	$-
Commercial Real Estate	-	-	-	-	243	243
Real estate construction	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Total	$-	$-	$-	$-	$243	$243

Six Months ended
December 31, 2012
	Rate	Term	Interest Only	Payment	Combination	Total
	Modification	Modification	Modification	Modification	Modification	Modification
Post-modification Outstanding
Recorded Investment:
Residential Mortgage (1-4 family)	$-	$-	$-	$-	$-	$-
Commercial Real Estate	-	-	-	-	217	217
Real estate construction	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Total	$-	$-	$-	$-	$217	$217

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

There were no loans modified as a troubled debt restructured loan within the previous 6 months and for which there was a payment default during the six months ended December 31, 2012. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.  As of December 31, 2012 and June 30, 2012, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5. DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	December 31,	June 30,
	2012	2012
	(Unaudited)	(Audited)

Noninterest checking	$53,465	$23,425
Interest-bearing checking	63,607	46,125
Savings	50,360	40,591
Money market	88,369	28,489
Time certificates of deposit	158,924	81,359
Total	$414,725	$219,989

NOTE 6. EARNINGS PER SHARE

Basic earnings per share for the six months ended December 31, 2012 was computed using 3,733,302 weighted average shares outstanding. Basic earnings per share for the six months ended December 31, 2011 was computed using 3,731,439 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased.  The weighted average shares outstanding for the diluted earnings per share calculations was 3,931,030 for the six months ended December 31, 2012 and 3,914,411 for the six months ended December 31, 2011.

NOTE 7. DIVIDENDS AND STOCK REPURCHASE PROGRAM

For the fiscal year July 1, 2012 through June 30, 2013, Eagle has paid dividends of $0.07125 per share each quarter.  A dividend of $0.07125 per share was declared on January 24, 2013, payable March 1, 2013 to stockholders of record on February 8, 2013.

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

The hedged fixed rate loan has an original maturity of 20 years and is not callable.  This loan is hedged with a “pay fixed rate, receive variable rate” swap with a similar notional amount, maturity, and fixed rate coupons. The swap is not callable. At December 31, 2012, and June 30, 2012, the loan had an outstanding principal balance of $11,372,000, and $11,536,000 and the interest rate swap had a notional value of $11,372,000, and $11,536,000, respectively.

Effect of Derivative Instruments on Statement of Financial Condition
Fair Value of Derivative Instruments

	Asset Derivatives				Liabilities Derivatives
(In Thousands)	December 31, 2012		June 30, 2012		December 31, 2012		June 30, 2012
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated
as hedging instruments
under ASC 815					Other		Other
Interest rate contracts		$-		$-	Liabilities	$913	Liabilities	$1,054

Change in fair value of
financial instrument being
hedged under ASC 815
Interest rate contracts	Loans	$760	Loans	$836		$-		$-

Effect of Derivative Instruments on Statement of Income
For the Six Months Ended December 31, 2012 and 2011

(In Thousands)							Amount of
				Location of			Gain or (Loss)
	Derivatives Designated			Gain or (Loss)			Recognized in
	as Hedging Instruments			Recognized in			Income on Derivative
	Under ASC 815			Income on Derivative			2012	2011

	Interest rate contracts			Noninterest income			$65	$(374)

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

NOTE 9. FAIR VALUE DISCLOSURES - continued

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2012 and June 30, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. FAIR VALUE DISCLOSURES - continued

	December 31, 2012
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial Assets:
Available for sale securities
U.S. Government and agency	$-	$41,695	$-	$41,695
Municipal obligations	-	75,780	-	75,780
Corporate obligations	-	4,108	-	4,108
Mortgage backed securities government backed	-	20,910	-	20,910
Private lable CMOs	-	-	-	-
CMOs - government backed	-	63,068	-	63,068
Loan subject to fair value hedge	-	-	12,132	12,132
Loans held-for-sale	-	15,085	-	15,085
Financial Liability:
Derivative financial instruments	-	-	913	913

	June 30, 2012
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial Assets:
Available for sale securities
U.S. Government and agency	$-	21,055	$-	$21,055
Municipal obligations	-	42,060	-	42,060
Corporate obligations	-	3,945	-	3,945
Mortgage-backed securitiesgovernment backed	-	6,847	-	6,847
Private lable CMOs	-	169	-	169
CMOs - government backed	-	15,201	-	15,201
Loan subject to fair value hedge	-	-	12,372	12,372
Loans held-for-sale	-	10,613	-	10,613
Derivative financial instruments	-	-	1,054	1,054

The following tables presents, for the six months ended December 31, 2012 and 2011, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

		Total Realized/
		Unrealized Gains	Purchases,
	Balance	(Losses) Included	Sales,	Balance
	as of	in Noninterest	Issuances, and	as of
	July 1, 2012	Income	Settlements, net	December 31, 2012
	(In thousands)
Financial Assets (Liability):
Loan subject to fair value hedge	$12,372	$(76)	$(164)	$12,132
Derivative financial instruments	(1,054)	141	-	(913)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. FAIR VALUE DISCLOSURES - continued

		Total Realized/
		Unrealized Gains	Purchases,
	Balance	(Losses) Included	Sales,	Balance
	as of	in Noninterest	Issuances, and	as of
	July 1, 2011	Income	Settlements, net	December 31, 2011
	(In thousands)
Financial Assets (Liability):
Loan subject to fair value hedge	$11,405	$1,079	$(156)	$12,328
Derivative financial instruments	650	(1,453)	-	(803)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of December 31, 2012 and June 30, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

December 31, 2012
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Impaired loans	$-	$-	$-	$-
Repossessed assets	-	1,174	-	1,174

June 30, 2012
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Impaired loans	$-	$-	$-	$-
Repossessed assets	-	2,361	-	2,361

During the quarter ended December 31, 2012, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $43,000 were reduced by specific valuation allowance allocations totaling $43,000 to a total reported fair value of $0 based on collateral valuations utilizing Level 3 valuation inputs.

Those financial instruments subject to FASB ASC Topic 825 are required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value.  Below is a table that summarizes the fair market values of all financial instruments of the Company at December 31, 2012 and

June 30, 2012, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. FAIR VALUE DISCLOSURES – continued

(Dollars in Thousands)	December 31, 2012
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
Financial Assets:
Cash and cash equivalents	$26,161	$-	$-	$26,161	$26,161
FHLB stock	-	-	1,967	1,967	1,967
Loans receivable, net	-	-	222,132	222,132	214,000
Accrued interest on dividends receivable	1,954	-	-	1,954	1,954
Mortage servicing rights	-	-	2,360	2,360	2,360
Cash surrender value of
life insurance	-	-	9,322	9,322	9,322
Financial Liabilities:
Deposits	255,801	-	-	255,801	255,801
Time certificates of deposit	-	-	160,831	160,831	158,924
Accrued expenses and other liabilities	5,337	-	-	5,337	5,337
Advances from the FHLB & other borrowings	-	-	30,622	30,622	29,461
Subordinated debentures	-	-	3,865	3,865	5,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

	June 30, 2012
Financial Assets:
Cash and cash equivalents	$19,814	$-	$-	$19,814	$19,814
FHLB stock	-	-	2,003	2,003	2,003
Loans receivable, net	-	-	183,830	183,830	173,839
Accrued interest on dividends receivable	1,371	-	-	1,371	1,371
Mortage servicing rights	-	-	2,424	2,424	2,218
Cash surrender value of
life insurance	-	-	9,172	9,172	9,172
Financial Liabilities:
Deposits	138,630	-	-	138,630	138,630
Time certificates of deposit	-	-	82,613	82,613	81,359
Accrued expenses and other liabilities	5,809	-	-	5,809	5,809
Advances from the FHLB & other borrowings	-	-	44,310	44,310	42,696
Subordinated debentures			4,196	4,196	5,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

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

Advances from the FHLB & Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective December 31, 2012 and June 30, 2012, respectively if the borrowings repriced according to their stated terms.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. BUSINESS COMBINATION

On June 29, 2012, the Company and Sterling Savings Bank, a Washington state-chartered bank (“Sterling”) entered into a Purchase and Assumption Agreement (the “Agreement”) pursuant to which Eagle agreed to purchase Sterling’s banking operations in the state of Montana, including seven branch locations, certain deposit liabilities, loans and other assets and liabilities associated with such branch locations.   The actual amount of deposits, loans and value of other assets and liabilities transferred to Eagle and the actual price paid was determined at the time of the closing of the transaction, in accordance with the terms and conditions of the Agreement.  The closing of the transaction was subject to the terms and conditions set forth in the Agreement. The transaction was completed on November 30, 2012.  The purchase price was $7.92 million and exceeded the estimated fair value of tangible net assets acquired by approximately $7.92 million, which was recorded as goodwill and intangible assets.

Cash flow information relative to the asset purchase agreement is as follows (in thousands):

Fair value of net assets acquired	$182,463
Cash paid for deposit premium	(7,921)
Liabilities assumed	(182,463)

Goodwill and intangible assets recorded	$(7,921)

The primary purpose of the acquisition is to expand the Company’s market share in southern Montana provide existing customers with added convenience and service and to provide our new customers with the opportunity to enjoy the outstanding personalized service and commitment of a Montana-based community bank.  Factors that contributed to a purchase price resulting in goodwill include the strategically important locations of Sterling’s branches, a historical record of earnings, capable employees and the Company’s ability to expand in the southern Montana market, which will complement with the Company’s existing growth strategy.  Fair value adjustments and related goodwill are recorded in the statement of financial condition of the Company.

Fair value adjustments and related goodwill were recorded in the statement of financial condition of the Company.  The following is a condensed balance sheet disclosing the estimated fair value amounts of the acquired branches of Sterling assigned to the major consolidated asset and liability captions at the acquisition date (in thousands):

ASSETS

Cash and cash equivalents	$130,094
Loans receivable	41,320
Premises and equipment	2,980
Goodwill and intangible assets	7,921
Other assets	148

Total assets	$182,463

LIABILITIES AND EQUITY

Deposits and accrued interst	$182,463
Equity	-

Total liabilities and equity	$182,463

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. BUSINESS COMBINATION - continued

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

Information about the Sterling loan portfolio that was acquired is as follows (in thousands):

Contractually required principal and interest at acquisition	$41,223
Contractual cash flows not expected to be collected (nonaccretable discount)	(769)

Expected cash flows at acquisition	40,454
Interest component of expected cash flows (accretable discount)	866

Fair value of acquired loans	$41,320

The core deposit intangible asset that was recognized as part of the business combination was $1.1 million and will be amortized over its estimated useful life of approximately ten years utilizing an accelerated method. The goodwill, which will not be amortized for financial statement purposes, will be deductible for tax purposes.

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

Direct costs related to the Sterling acquisition will be expensed as incurred in the year ended June 30, 2013.  These acquisition and integration expenses will include salaries and benefits, technology and communications, occupancy and equipment, professional services and other noninterest expenses.  For the three and six months ended December 31, 2012, $731,000 and $1.21 million of acquisition costs were incurred and expensed, respectively.

The following table presents an unaudited pro forma balance sheet of the Company as if the acquisition of the Sterling branches had occurred on June 30, 2012 (in thousands).  The pro forma balance sheet does not necessarily reflect the combined balance sheet that will result as of the closing of the branch acquisition of the Sterling branches.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. BUSINESS COMBINATION - continued

ASSETS
Cash and cash equivalents	$149,908
Loans receivable	215,159
Premises and equipment	18,541
Goodwill and intangible assets	7,921
Investment securities	89,277
Other assets	28,956

Total assets	$509,762

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$402,452
Other liabilities	53,660
Equity	53,650

Total liabilities and shareholders' equity	$509,762

Operations of the branches acquired have been included in the consolidated financial statements since December 1, 2012.  The Company does not consider these branches a separate reporting unit and does not track the amount of revenues and net income attributable to these branches since the acquisition.  As such, it is impracticable to determine such amounts for the three and six months ended December 31, 2012.

The following table presents unaudited pro forma results of operations for the three and six months ended December 31, 2012 and 2011 as if the acquisition of the Sterling branches had occurred on July 1, 2011 (in thousands).  This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments and amortization of the core deposit intangible asset.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company purchased and assumed the assets and liabilities of the Sterling branches at July 1, 2011.  Cost savings are also not reflected in the unaudited pro forma amounts for the three and six months ended December 31, 2012 and 2011.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Net interest income	$3,684	$3,700	$7,209	$7,394
Noninterest income	2,259	1,417	4,176	2,328
Noninterest expense	4,894	4,454	8,691	8,228
Net income1)	854	458	2,087	1,048

Pro forma earnings per share1)
Basic	$0.23	$0.12	$0.56	$0.28
Diluted	0.22	0.12	0.53	0.27

1)
Significant assumptions utilized include the acquisition cost noted above, amortization/accretion of interest rate fair value adjustments, amortization of the core deposit intangible asset and a 25% effective tax rate.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. RECENTLY ISSUED PRONOUNCEMENTS

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. Upon completion of the acquisition of Sterling Bank’s Montana branches the Company has recorded goodwill and has adopted the provisions of this pronouncement.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The amendments in this update require entities to report significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income.  For all other amounts an entity is required to cross-reference other disclosures that provide additional detail about these amounts.  The amendments are effective during the interim and annual periods beginning after December 15, 2012.  The Company does not anticipate that the adoption of this guidance will have a significant impact on the consolidated financial statements.

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

The Bank’s primary component of earnings is its net interest margin (also called spread or margin), the difference between interest income and interest expense.  The net interest margin is managed by management (through the pricing of its products and by the types of products offered and kept in portfolio), and is affected by changes in market interest rates.  The Bank also generates noninterest income in the form of fee income and gain on sale of loans.

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

The level and movement of interest rates impacts the Bank’s earnings as well.  The Federal Reserve’s Federal Open Market Committee (“FOMC”) did not change the federal funds target rate which remained at 0.25% during the six months ended December 31, 2012.

Acquisition of Sterling Savings Bank Branches

From time to time the Bank has considered growth through mergers or acquisition as an alternative to its strategy of organic growth.  In this connection, on June 29, 2012, the Bank entered into a definitive agreement with Sterling Savings Bank, a Washington state-chartered bank, to acquire Sterling’s banking operations in the state of Montana, including seven branch locations, certain deposit liabilities, loans and other assets and liabilities associated with such branch locations.   As a result of this acquisition, which closed on November 30, 2012, the Bank acquired approximately $182.5 million in additional assets, including approximately $41.3 million of pass-rated performing loans and assumed $181.6 million in new deposits.  The Bank expects that the increase in its branch network as a result of the Sterling branch acquisition will substantially increase its loan origination volume and, due to the substantial increase in deposits, fee income.  In addition, the acquisition of the branches is expected to increase certain of the Bank’s expenses, including

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview - continued

Acquisition of Sterling Savings Bank Branches - continued

salaries and employee benefits and occupancy and equipment expense.  The Bank received approximately $130.1 million in cash in the transaction, which may not be able to be immediately used to fund loans. While a substantial amount of the cash has been invested in securities, it may require additional time to deploy all of the proceeds to fund loans. The Company anticipates that the Sterling acquisition will be accretive to earnings per share in the first year after the acquisition.  However, the size of the acquisition may cause integration challenges that could delay or reduce the expected benefits of the acquisition.

The branch acquisition complements the Bank’s existing growth strategy by expanding into the southern Montana market and more than doubling the Bank’s retail branch network from six to 13 locations.  Of the seven acquired branches six are in new markets for the Bank, including two in Missoula, one in Billings, and one each in Hamilton, Livingston and Big Timber. The seventh is in Bozeman where the Bank already has a presence.  After the acquisition, the Bank became the sixth largest Montana-based banking institution.

In addition, the transaction also strengthens the Bank’s mortgage origination franchise and adds a wealth management business headquartered in Bozeman, Montana.  The addition of Sterling’s Montana mortgage banking unit will double the Bank’s mortgage banking business.  This increase in the mortgage banking business and the addition of a wealth management business is expected to increase the Bank’s noninterest income and further the Bank’s strategy to increase fee income to complement its margin.

Financial Condition

Comparisons of financial condition in this section are between December 31, 2012 and June 30, 2012.

Total assets at December 31, 2012 were $508.12 million, an increase of $180.82 million, or 55.25%, from $327.30 million at June 30, 2012. This increase in assets was primarily attributable to the acquisition of the Sterling branches.   The increase in total assets was mostly due to an increase in securities available for sale.

Loans receivable increased by $40.16 million, or 23.10%, to $214.0 million at December 31, 2012, from $173.84 million at June 30, 2012.  Of the increase, $41.20 million was the result of the Sterling branch acquisition which increased the balances across all the different loan types.  Excluding the Sterling branch acquisition, loans receivable decreased by approximately $1.04 million.  Commercial real estate loans increased by $17.81 million, or 27.54%.  This was the most increase among the various loan types.  Residential mortgages, home equity, consumer loans, and construction loans increased more moderately.  All were affected by the Sterling branch acquisition.  Total loan originations were $114.18 million for the six months ended December 31, 2012, with single family mortgages accounting for $89.48 million of the total.  Home equity and construction loan originations totaled $5.11 million and $3.53 million, respectively, for the same period. Commercial real estate and land loan originations totaled $9.60 million.  Consumer and commercial loans originated totaled $3.64 million and $2.82 million, respectively.  Loans held-for-sale increased to $15.09 million at December 31, 2012 from $10.61 million at June 30, 2012.

Total cash and cash equivalents increased by $6.35 million, and securities available-for-sale increased $116.28 million.

Deposits increased $194.74 million, or 88.52%, to $414.73 million at December 31, 2012 from $219.99 million at June 30, 2012. Growth occurred across all deposit products.  Of the increase $181.6 million was attributable to the Sterling branch acquisition. Excluding the Sterling branch acquisition, deposits increased by $13.14 million, or 5.97%.  Management attributes this organic increase in deposits to increased marketing of checking accounts as well as customers’ preference for placing funds in secure, federally insured accounts.

The ability of the Bank to continue to grow its retail deposit base during the period enabled wholesale funding to decrease during the period.  Advances from the Federal Home Loan Bank and other borrowings decreased $13.24 million, or 31.0%, to $29.46 million from $42.70 million at June 30, 2012.

Total shareholders’ equity decreased $207,000 or 0.39%, to $53.44 million at December 31, 2012 from $53.65 million at June 30, 2012.  This was a result of a decrease in accumulated other comprehensive income of $326,000 (mainly due to an decrease in net unrealized gains on securities available-for-sale) and dividends paid of $554,000, partially offset by net income of $382,000.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 2012 and 2011

Net Income.  The quarter’s results were characterized by a significant increase in gain on sale of loans driven by robust refinancing activity largely offset by acquisition costs associated with the purchase of the seven Sterling Savings Bank branches located in Montana.  Eagle’s net loss for the quarter was $40,000 versus $487,000 of net income for the three months ended December 31, 2011.  The decrease of $527,000, or 108.21%, was due principally to an increase in noninterest expense of $1.91 million partially offset by an increase in noninterest income of $842,000.   The increase in noninterest income resulted from an increase in home mortgage refinancing activity, resulting in increased gain on sale of loans.  The provision for loan losses decreased $138,000 from the prior period.  Eagle’s tax provision was $318,000 lower in the current quarter.  This reduction, in addition to the lower earnings, is primarily attributable to a new market tax credit project that was initiated during the quarter.  This project resulted in the Company receiving $2.9 million in federal new markets tax credits that can be used over the next seven years.  Basic earnings per share were a loss of $.01 for the current period, and income of $.13 per share for the prior comparable period.

Net Interest Income.  Net interest income increased to $2.91 million for the quarter ended December 31, 2012, from $2.83 million for the previous year’s quarter.  This increase of $81,000 was the result of a decrease in interest and dividend income of $161,000 offset by a decrease in interest expense of $242,000.

Interest and Dividend Income.  Total interest and dividend income was $3.50 million for the quarter ended December 31, 2012, compared to $3.66 million for the quarter ended December 31, 2011, a decrease of $161,000, or 4.40%.  Interest and fees on loans decreased to $2.75 million for the three months ended December 31, 2012 from $2.83 million for the same period ended December 31, 2011.  This decrease of $77,000, or 2.72%, was due to both the decrease in the average yield on loans and average balances of loans for the quarter ended December 31, 2012.  The average interest rate earned on loans receivable decreased by 16 basis points, from 5.90% to 5.74%.  Average balances for loans receivable, net, including loans held for sale, for the quarter ended December 31, 2012 were $191.70 million, compared to $191.73 million for the prior year period.  This represents a decrease of $26,000, or 0.01%.  Interest and dividends on investment securities available-for-sale (AFS) decreased by $92,000 for the quarter ended December 31, 2012 from $827,000 for the same quarter last year.  Average balances on investments increased to $126.85 million for the quarter ended December 31, 2012, from $100.59 million for the quarter ended December 31, 2011.  The average interest rate earned on investments decreased to 2.32% from 3.29%.  Interest on deposits with banks increased to $11,000 from $3,000, due to an increase in average balances partially offset by a decrease in the average rates.  Average balances on deposits with banks increased to $25.94 million for the quarter ended December 31, 2012, compared to $3.42 million for the quarter ended December 31, 2011and the average rates on such deposits with banks decreased from 0.35% at December 31, 2011 to 0.17% at December 31, 2012.

Interest Expense.  Total interest expense declined significantly in the quarter to $586,000 from $828,000 for the quarter ended December 31, 2011, a decrease of $242,000, or 29.22%.  The decrease was attributable to decreases in interest on borrowings while interest on deposits increased.  The average rates on deposits, including non-interest bearing deposits, did decrease from 51 basis points to 46 basis points, but this was offset by the growth in average deposit balances. This increase in average balances is the result of both the Sterling branch acquisition and organic growth.  The organic growth was likely the result of the Bank’s customers continuing to opt for the safety of federally insured deposits, notwithstanding historically low rates on such deposits, over the risks and uncertainty of the capital markets.  The average balances increased from $212.34 million to $287.33 million, an increase of $74.99 million.  Some account types did experience some increase in average rates, due to balances in higher rate tiers.  Money market accounts, increased 1 basis point.  Interest bearing checking account rates increased from 0.05% to 0.06%, savings account rates declined to .09% from 0.10%, and certificates of deposit rates decreased from 1.20% to 1.13%.  Because of the increase in retail funding due to deposit growth average balances in borrowings decreased significantly to $36.86 million for the quarter ended December 31, 2012, compared to $62.32 million for the same quarter in the previous year.  The average rate paid, along with the decrease in average borrowing balances resulted in a decrease in interest paid on borrowings to $230,000 for the quarter ended December 31, 2012 versus $532,000 paid in the previous year’s quarter.  The average rate paid on borrowings decreased from 3.56% last year to 2.75% for the quarter ended December 31, 2012.  The average rate paid on all interest-bearing liabilities decreased 49 basis points from the quarter ended December 31, 2011 to the quarter ended December 31, 2012.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions, and past due loans in portfolio.  The Bank’s policies require a review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  The Bank recorded $187,000 in provision for loan losses for the quarter ended December 31, 2012 and $325,000 in the quarter ended December 31, 2011.  This decrease from 2011 was based on an analysis of a variety of factors including delinquencies within the loan portfolio.  Total nonperforming loans, including restructured loans, net decreased from $3.58 million at

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 2012 and 2011 - continued

December 31, 2011 to $1.50 million at December 31, 2012. The Bank currently has $1.17 million in foreclosed real estate property and other repossessed property with a net book value of $1.17 million.

Noninterest Income. Due to declines in long term interest rates, the Bank again experienced significant refinancing activity in residential real estate.   As long-term rates continued to push to historically low levels, refinance activity in the current quarter grew and exceeded the level reached in the prior year’s period.  This increased activity had a significant effect on the amount of non-interest income with total noninterest income increasing to $1.92 million for the quarter ended December 31, 2012, from $1.08 million for the quarter ended December 31, 2011, an increase of $842,000 or 78.33%.  Of this amount, net gain on sale of loans increased to $962,000 for the quarter ended December 31, 2012 from $403,000 for the quarter ended December 31, 2011.   During this period, $48.96 million 1-4 family mortgage loans were originated compared to $31.38 million in the quarter ended December 31, 2011.  In addition, $41.94 million of mortgage loans were sold during the period compared to $24.61 million sold in the quarter ended December 31, 2011, an increase of $17.33 million.  The gain on fair value hedge-FASB ASC 815 also contributed to the increase in noninterest income.  Gain on fair value hedge-FASB ASC 815 increased to $28,000 from the prior period’s loss amount of $44,000.

Noninterest Expense.  Noninterest expense was $4.79 million for the quarter ended December 31, 2012, and $2.88 million for the quarter ended December 31, 2011.  The primary cause of this increase is the $731,000 in acquisition costs that incurred this period, while the prior period had none.  We anticipate most, if not all of the acquisition costs related to the Sterling branch acquisition to be completed in the third quarter of this fiscal year 2013.  The provision for valuation loss on OREO increased to $30,000 from $0 for the comparable period last year.  This increase was due to decline in values in some of the Company’s foreclosed properties.  Amortization of mortgage servicing rights increased from $174,000 to $221,000, an increase of $47,000.   Salaries and employee benefits increased $928,000 which is due to increased staff in both preparation for the acquisition of the Sterling branches and those Sterling employees joining the Company on December 1, 2012.  Also, this quarter’s amount includes $222,000 in nonrecurring compensation costs associated with the acquisition.  A portion of these costs will be in the third quarter, but not continuing thereafter.  Consulting fees decreased from $308,000 down to $35,000 as the prior year period included consulting services related to a possible acquisition which did not come to fruition.  Amortization expense increased to $48,000 for $0 in the prior year period.  The amortization expense relates to the equity investment in the new markets tax credit project, which will be amortized over the life of these federal tax credits, and the amortization of the core deposit intangible.  Other expense categories showed relatively minor changes.

Income Tax Expense.  Our income tax benefit was $103,000 for the quarter ended December 31, 2012, compared to $215,000 of an income tax expense for the quarter ended December 31, 2011.  The effective tax rate for the quarter ended December 31, 2012 was      -72.03% and was 30.63% for the quarter ended December 31, 2011.

Results of Operations for the Six Months Ended December 31, 2012 and 2011

Net Income.  Eagle’s net income was $382,000 and $915,000 for the six months ended December 31, 2012 and 2011, respectively.  The decrease of $533,000, or 58.25%, was due to a decrease in net interest income of $19,000 and increase in noninterest expense of $2.89 million partially offset by an increase in noninterest income of $1.85 million and a decrease in the provision for loan losses of $161,000.  The tax provision was $363,000 lower in the current period.  Basic earnings per share declined to $0.10 for the current period, compared to $0.25 for the previous year’s period.

Net Interest Income.  Net interest income decreased to $5.57 million for the six months ended December 31, 2012, from $5.59 million for the previous year’s period.  This decrease of $19,000 was the result of a decrease in interest and dividend income of $589,000, partially offset by a decrease in interest expense of $570,000.

Interest and Dividend Income.  Total interest and dividend income was $6.72 million for the six months ended December 31, 2012, compared to $7.31 million for the six months ended December 31, 2011, representing a decrease of $589,000, or 8.05%.  Interest and fees on loans decreased to $5.30 million for the six months ended December 31, 2012 from $5.61 million for the same period ended December 31, 2011.  Average balances for loans receivable, net, for the six months ended December 31, 2012 were $186.24 million, compared to $189.69 million for the previous year an decrease of $3.44 million, or 1.82%.  The average interest rate earned on loans receivable decreased by 21 basis points, from 5.91% to 5.70%.  Interest and dividends on investment securities available-for-sale (AFS) decreased slightly to $1.40 million for the six months ended December 31, 2012 from $1.70 million for the same period last year.  Average balances on investments increased to $108.74 million for the six months ended December 31, 2012, compared to $101.73 million for the six months ended December 31, 2011.  The average interest rate earned on investments decreased to 2.58% from 3.34%.  Interest on deposits with banks increased to $16,000 for the six months ended December 31, 2012, compared to $9,000

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended December 31, 2012 and 2011 - continued

for the six months ended December 31, 2011.  The average balance on deposits with banks increased from $6.19 million up to $18.94 million while the average rate earned dropped from 0.26% to 0.17%.

Interest Expense.  Total interest expense decreased to $1.15 million for the six months ended December 31, 2012, from $1.72 million for the six months ended December 31, 2011, a decrease of $570,000, or 33.10%, primarily due to decreases in interest paid on FHLB Advances and other borrowings.  Interest on deposits increased to $581,000 for the six months ended December 31, 2012, from $562,000 for the six months ended December 31, 2011.  This increase of $19,000, or 3.38%, was the result of a 7 basis point decrease in average rates paid on deposit accounts offset by increases in average balances.  Interest bearing checking accounts also decreased to an average rate paid of 0.05% from 0.06%, while money market accounts increased to 0.14% from 0.13%.  Certificates of deposits and savings accounts average rates both decreased for the six month period ended December 31, 2012-- one basis point for savings accounts and 69 basis points for certificates of deposits.  Average balances in interest-bearing deposit accounts increased to $222.65 million for the six months ended December 31, 2012, compared to $191.11 million for the same period in the previous year. A decrease in the average balance of borrowings, in addition to a decrease in the average rate paid, resulted in a decrease in interest paid on borrowings to $524,000 versus $1.12 million paid in the same period ended December 31, 2011.  The average rate paid on borrowings decreased from 3.63% last year to 2.94% this year.  The average rate paid on liabilities decreased 0.47% from the six months ended December 31, 2011 to the six months ended December 31, 2012.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions, and past due loans in its portfolio.  The Bank’s policies require a review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  The Bank took $422,000 in provision for loan losses for the six months ended December 31, 2012 versus $583,000 in the six months ended December 31, 2011.  This decrease from 2011 was based on an analysis of a variety of factors including delinquencies within the loan portfolio.  Total real estate and other assets acquired in settlement of loans, net of allowance for losses decreased from $2.36 million at June 30, 2012 to $1.17 million at December 31, 2012.

Noninterest Income. Total noninterest income increased to $3.49 million for the six months ended December 31, 2012, from $1.64 million for the six months ended December 31, 2011, an increase of $1.85 million or 112.41%.  This increase stemmed from an increase in refinancing activity and resulted in an increase of $1.14 million in net gain on sale of loans to $1.77 million for the six months ended December 31, 2012 from $639,000 for the six months ended December 31, 2011.  Also, a net loss on the fair value hedge was $374,000 for the six months ended December 31, 2011, while it was a net gain of $65,000 for the six month period ended December 31, 2011, a swing of $439,000.  Though the hedge is considered to be effective, a portion does run through noninterest income.

Noninterest Expense.  Noninterest expense increased by $2.89 million or 54.10% to $8.22 million for the six months ended December 31, 2012, from $5.34 million for the six months ended December 31, 2011.  This increase was primarily due to $1.21 million in acquisition costs incurred related to the acquisition of the Montana Sterling branches discussed above.   The provision for valuation loss on OREO increased to $98,000 from $0 for the comparable period last year.  This increase was due to decline in values in some of the Company’s foreclosed properties.  The increase in the amortization of mortgage servicing rights resulted from an increase in refinance activity that occurred during the period compared to the previous period.  Consulting fees decreased to $61,000 from $337,000 for the prior period.  A significant portion of the amount in the prior period related the exploration of potential acquisition opportunity which did not come to fruition.  Other expense categories which showed changes were the result of operating the larger Company with its 13 branch network compared to its previous network of only 6 branches.

Income Tax Expense.  Eagle’s income tax expense was $39,000 for the six months ended December 31, 2012, compared to $402,000 for the six months ended December 31, 2011.  The effective tax rate for the six months ended December 31, 2012 was 9.26% and was 30.52% for the six months ended December 31, 2011.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity, Interest Rate Sensitivity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of the Comptroller of the Currency (“OCC”) regulations.  The OCC has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings.  The OCC states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages.  For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined.  In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets.  “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Seattle.  The Bank exceeded those minimum ratios as of both December 31, 2012 and December 31, 2011.

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

At December 31, 2012, the Bank’s measure, as internally determined, of sensitivity to interest rate movements, as measured by a 200 basis point rise in interest rates scenario, decreased the economic value of equity (“EVE”) by 8.7%.  The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.  The Bank’s tier I core capital ratio, as measured under OCC rules, decreased from 13.19% as of December 31, 2011 to 8.46% as of December 31, 2012.  The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity, Interest Rate Sensitivity and Capital Resources - continued

As of December 31, 2012, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At December 31, 2012, the Bank’s tangible, core, and risk-based capital ratios amounted to 8.46%, 8.46%, and 15.90%, respectively, compared to regulatory requirements of 1.50%, 3.00%, and 8.00%, respectively.  See the following table (amounts in thousands):

	At December 31, 2012
	(Unaudited)
	Dollar	% of
	Amount	Assets
Tangible capital:
Capital level	$41,592	8.46
Requirement	7,374	1.50
Excess	34,218	6.96

Core capital:
Capital level	41,592	8.46
Requirement	14,748	3.00
Excess	26,844	5.46

Risk-based capital:
Capital level	43,417	15.90
Requirement	21,840	8.00
Excess	21,577	7.90

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONTROLS AND PROCEDURES

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of December 31, 2012, our disclosure controls and procedures were effective.  During the last fiscal quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 26, 2011, the Company announced that its Board of Directors authorized a common stock repurchase program for 204,156 shares of common stock, effective April 27, 2011.  The program was intended to be implemented through purchases made from time to time in the open market or through private transactions.  The program was scheduled to terminate on April 19, 2012.  All of the 204,156 shares were purchased by December 27, 2011.

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

EAGLE BANCORP MONTANA, INC.

Date: February 14, 2013	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: February 14, 2013	By:	/s/ Clint J. Morrison
Clint J. Morrison
Senior Vice President/CFO