Form 10-Q
period 2013-03-31
Eagle Bancorp Montana, Inc.
filed 2013-05-14
CIK 1478454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
As of May 14, 2013

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	competition among depository and other financial institutions;
●	changes in the prices, values and sales volume of residential and commercial real estate in Montana;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	changes in the securities markets;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate acquired entities or businesses;
●	the possibility of goodwill impairment charges in the future;
●	changes in consumer spending, borrowing and savings habits;
●	our ability to continue to increase and manage our commercial and residential real estate, multi-family, and commercial business loans;
●	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
●	the level of future deposit premium assessments;
●	the impact of the current economic conditions on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;
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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)

	March 31,	June 30,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$4,517	$3,534
Interest-bearing deposits with banks	360	16,280
Federal funds sold	12,161	-
Total cash and cash equivalents	17,038	19,814

Securities available-for-sale,
at market value	225,999	89,277
Federal Home Loan Bank stock, at cost	1,949	2,003
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	12,627	10,613
Loans receivable, net of deferred loan expenses
and allowance for loan losses of $1,900 at
March 31, 2013 and $1,625 at June 30, 2012	210,822	173,839
Accrued interest and dividends receivable	2,237	1,371
Mortgage servicing rights, net	2,832	2,218
Premises and equipment, net	19,040	15,561
Cash surrender value of life insurance	9,393	9,172
Real estate & other repossessed assets acquired in settlement of loans,
net of allowance for losses	1,087	2,361
Goodwill	6,890	-
Core deposit intangible, net	981	-
Other assets	1,777	915

Total assets	$512,827	$327,299

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)

	March 31,	June 30,
	2013	2012
	(Unaudited)	(Audited)
LIABILITIES
Deposit accounts:
Noninterest bearing	$55,998	$23,425
Interest bearing	365,589	196,564
Total deposits	421,587	219,989

Accrued expenses and other liabilities	3,714	5,809
Federal funds purchased	-	-
FHLB advances and other borrowings	29,411	42,696
Subordinated debentures	5,155	5,155
Total liabilities	459,867	273,649

EQUITY
Preferred stock (no par value, 1,000,000 shares
authorized, none issued or outstanding)	-	-
Common stock (par value $0.01 per share;
8,000,000 shares authorized; 4,083,127 shares issued;
3,898,685, and 3,878,971 shares oustanding
at March 31, 2013 and June 30, 2012, respectively)	41	41
Additional paid-in capital	22,106	22,112
Unallocated common stock held by employee
stock ownership plan ("ESOP")	(1,431)	(1,556)
Treasury stock, at cost	(1,993)	(2,210)
Retained earnings	33,447	32,990
Accumulated other comprehensive income	790	2,273
Total equity	52,960	53,650

Total liabilities and equity	$512,827	$327,299

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in Thousands, Except for Per Share Data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Interest and Dividend Income:
Interest and fees on loans	$3,012	$2,744	$8,316	$8,349
Securities available-for-sale	1,087	778	2,491	2,477
Interest on deposits with banks	10	4	26	13
Total interest and dividend income	4,109	3,526	10,833	10,839

Interest Expense:
Deposits	305	260	886	822
FHLB advances & other borrowings	208	481	732	1,596
Subordinated debentures	22	25	69	70
Total interest expense	535	766	1,687	2,488

Net Interest Income	3,574	2,760	9,146	8,351
Loan loss provision	116	258	538	841
Net interest income after loan loss provision	3,458	2,502	8,608	7,510

Noninterest income:
Service charges on deposit accounts	197	141	547	511
Net gain on sale of loans	1,718	522	3,492	1,161
Mortgage loan servicing fees	262	214	743	666
Net gain on sale of available for sale securities	465	115	777	281
Net loss on sale of OREO	(9)	(12)	(32)	(12)
Net gain (loss) on fair value hedge FASB ASC 815	43	94	108	(280)
Other	597	230	1,130	621
Total noninterest income	3,273	1,304	6,765	2,948

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)
 (Dollars in Thousands, Except for Per Share Data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Noninterest expense:
Salaries and employee benefits	3,193	1,367	6,765	3,737
Occupancy and equipment expense	692	350	1,542	1,032
Data processing	512	170	852	456
Advertising	278	92	697	354
Amortization of mortgage servicing rights	158	201	566	468
Amortization of core deposit intangible and tax credits	145	-	193	-
Federal insurance premiums	82	51	174	137
Postage	36	23	99	86
Legal, accounting, and examination fees	123	71	336	263
Consulting fees	14	55	75	450
Acquisiton costs	712	-	1,920	-
Provision for valuation loss on OREO	93	165	191	165
Other	415	361	1,264	1,093
Total noninterest expense	6,453	2,906	14,674	8,241

Income before provision for income taxes	278	900	699	2,217

(Benefit) provision for income taxes	(629)	242	(590)	644

Net income	$907	$658	$1,289	$1,573

Basic earnings per common share	$0.24	$0.18	$0.34	$0.42

Diluted earnings per common share	$0.23	$0.17	$0.33	$0.40

Weighted average shares outstanding (basic eps)	3,752,813	3,716,480	3,739,806	3,726,453

Weighted average shares outstanding (diluted eps)	3,937,255	3,920,636	3,933,105	3,916,486

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
 (Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

NET EARNINGS	$907	$658	$1,289	$1,573

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain (loss) on investment securities
available for sale, before income taxes	(2,500)	(112)	(3,406)	765
Reclassification adjustment for realized gains on investment
securities included in net earnings, before income tax	564	(108)	716	(147)
Change in fair value of derivatives designated as cash flow hedges,
before income taxes	379	146	379	146
Reclassification adjustment for realized gains on derivatives
designated as cash flow hedges, before income taxes	(396)	(144)	(192)	(18)
Total other items of comprehensive earnings	(1,953)	(218)	(2,503)	746

Income tax (expense) benefit related to
other items of comprehensive earnings	796	65	1,020	(224)

COMPREHENSIVE (LOSS) EARNINGS	$(250)	$505	$(194)	$2,095

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
For the Nine Months Ended March 31, 2013 and 2012
(Dollars in Thousands, Except for Per Share Data)

			ADDITIONAL				ACCUMULATED
			UNALLOCATED				OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME(LOSS)	TOTAL

Balance, June 30, 2011	$-	$41	$22,110	$(1,722)	$(1,796)	$31,918	$1,934	$52,485

Net income						1,573		1,573
Other comprehensive income							522	522

Total comprehensive income								2,095

Dividends paid ($0.07125 per share)						(830)		(830)

Treasury stock purchased					(414)			(414)

ESOP shares allocated or committed to be released for allocation (12,462 shares)			1	124				125

Balance, March 31, 2012	$-	$41	$22,111	$(1,598)	$(2,210)	$32,661	$2,456	$53,461

Balance, June 30, 2012	$-	$41	$22,112	$(1,556)	$(2,210)	$32,990	$2,273	$53,650

Net income						1,289		1,289
Other comprehensive income							(1,483)	(1,483)

Total comprehensive income								(194)

Dividends paid ($0.07125 per share)						(832)		(832)

Treasury stock reissued			(11)		217			206

ESOP shares allocated or committed to be released for allocation (12,462 shares)			5	125				130

Balance, March 31, 2013	$-	$41	$22,106	$(1,431)	$(1,993)	$33,447	$790	$52,960

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)

	Nine Months Ended
	March 31,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,289	$1,573
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	538	841
Provision for OREO valuation losses	191	165
Depreciation	652	572
Net amortization of marketable securities premium and discounts	1,235	292
Amortization of capitalized mortgage servicing rights	566	468
Amortization expense	193	-
Gain on sale of loans	(3,492)	(1,161)
Net realized gain on sale of available-for-sale securities	(777)	(281)
Increase in cash surrender value of life insurance	(221)	(201)
Loss on sale of OREO	32	12
Gain on sale of fixed assets	(285)	-
(Gain)/loss fair value hedge, FASB ASC 815	(108)	280
Change in assets and liabilities:
(Increase) decrease in assets:
Accrued interest and dividends receivable	(866)	107
Loans held-for-sale	1,664	(8,812)
Other assets	(1,672)	549
Increase (decrease) in liabilities:
Accrued expenses and other liabilities	167	902
Net cash used in operating activities	(894)	(4,694)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities:
Investment securities available-for-sale	(176,163)	(4,426)
Proceeds from maturities, calls and principal payments:
Investment securities available-for-sale	21,235	9,023
Purchase of bank owned life insurance	-	(2,000)
Proceeds from sale of securities available-for-sale	15,060	4,689
FHLB stock redeemed	54	-
Cash received in acquisition of Sterling Bank branches, net of cash paid	130,094	-
Net decrease (increase) in loan receivable, excludes transfers to real estate
acquired in settlement of loans	2,066	5,910
Proceeds from the sale of real estate and other repossessed
property acquired in the settlement of loans	1,314	110
Proceeds from the sale of fixed assets	647	-
Purchase of property and equipment	(1,207)	(122)
Net cash (used in) provided by investing activities	(6,900)	13,184

See accompanying notes to consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)

	Nine Months Ended
	March 31,
	2013	2012
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking and savings accounts	$19,135	$10,968
Net increase in federal funds purchased	-	-
Payments on FHLB advances	(13,285)	(12,150)
FHLB advances	-	-
Purchase of Treasury Stock	-	(414)
Dividends paid	(832)	(830)
Net cash provided by (used in) financing activities	5,018	(2,426)

Net (decrease) increase in cash	(2,776)	6,064

CASH AND CASH EQUIVALENTS, beginning of period	19,814	9,540

CASH AND CASH EQUIVALENTS, end of period	$17,038	$15,604

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,750	$2,551

Cash paid during the period for income taxes	$372	$208

Assets acquired through foreclosure	$545	$1,213

NON-CASH INVESTING ACTIVITIES:
Increase (decrease) in market value of securities available-for-sale	$(2,689)	$(616)

Mortgage servicing rights capitalized	$1,180	$461

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

The results of operations for the nine month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2013 or any other period.  The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-K for the fiscal year ended June 30, 2012.

The Company evaluated subsequent events for potential recognition and/or disclosure through May 14, 2013 the date the consolidated financial statements were issued.

[unless auditors disagree, this paragraph could be deleted]

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:
(Dollars in thousands)

	March 31, 2013				June 30, 2012
	(Unaudited)				(Audited)
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Available-for-sale:
U.S. government and
agency obligations	$49,336	$438	$(187)	$49,587	$20,557	$508	$(10)	$21,055
Municipal obligations	86,976	2,319	(1,215)	88,080	39,332	2,835	(107)	42,060
Corporate obligations	4,956	123	(2)	5,077	3,937	82	(74)	3,945
Mortgage-backed securities -
government backed	28,806	65	(486)	28,385	6,791	56	-	6,847
CMOs - private label	-	-	-	-	210	-	(41)	169
CMOs - government backed	54,972	390	(492)	54,870	14,807	416	(22)	15,201

Total	$225,046	$3,335	$(2,382)	$225,999	$85,634	$3,897	$(254)	$89,277

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

The following table discloses, as of March 31, 2013 and June 30, 2012, the Company’s investment securities that have been in a continuous unrealized-loss position for less than twelve months and those that have been in a continuous unrealized-loss position for twelve or more months:

	March 31, 2013
	Less Than 12 Months		12 Months or Longer
	(In thousands)
	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

U.S. government and agency	$12,476	$186	$166	$1
Corporate obligations	998	2	-	-
Municipal obligations	36,885	1,154	560	61
Mortgage-backed and CMOs	60,378	975	471	3

Total	$110,737	$2,317	$1,197	$65

	June 30, 2012
	Less Than 12 Months		12 Months or Longer
	(In thousands)
	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

U.S. government and agency	$1,751	$8	$341	$2
Corporate obligations	-	-	884	74
Municipal obligations	1,760	2	1,402	105
CMOs - private label	-	-	168	41
Mortgage-backed & CMOs	2,514	22	-	-

Total	$6,025	$32	$2,795	$222

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell or if it is more likely than not that it will be required to sell impaired debt securities.  In so doing, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives.  With respect to its impaired debt securities at March 31, 2013 and June 30, 2012, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired debt securities.

As of March 31, 2013 and June 30, 2012, there were, respectively, 78 and 25 securities in an unrealized loss position and were considered to be temporarily impaired and therefore an impairment charge has not been recorded.  All of such temporarily impaired investments are debt securities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

At March 31, 2013, 8 U.S. government and agency obligations had unrealized losses with aggregate depreciation of less than 1.46% from the Company’s amortized cost basis of these securities.  We believe these unrealized losses are principally due to interest rate movements.  As such, the Company determined that none of such securities had other-than-temporary impairment.

At March 31, 2013, 48 municipal obligations had unrealized losses with aggregate depreciation of less than 3.15% from the Company’s amortized cost basis of these securities.  We believe these unrealized losses are principally due to interest rate movements and recent credit concerns in the overall municipal bond market.  As such, the Company determined that none of such securities had other-than-temporary impairment.

At March 31, 2013, 1 corporate obligation had an unrealized loss of less than 0.20% from the Company’s amortized cost basis of this security.  We believe this unrealized losses is principally due to interest rate movements.  As such, the Company determined that none of this security had other-than-temporary impairment.

At March 31, 2013, 21 mortgage backed and CMO securities had unrealized losses with aggregate depreciation of less than 1.59% from the Company’s cost basis of these securities.  We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market.    Management considers available evidence to assess whether it is more likely than not that all amounts due would not be collected.  In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates.  There has been no disruption of the scheduled cash flows on any of the securities.  Management’s analysis as of March 31, 2013 revealed no expected credit losses on these securities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	June 30,
	2013	2012
	(Unaudited)	(Audited)
	(In thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$65,554	$61,671
Commercial real estate	80,229	64,672
Real estate construction	2,228	1,455

Other loans:
Home equity	36,073	23,709
Consumer	11,371	8,778
Commercial	17,373	15,343

Total	212,828	175,628

Less: Allowance for loan losses	(1,900)	(1,625)
Add: Deferred loan expenses	(106)	(164)

Total	$210,822	$173,839

Within the commercial real estate loan category above, $19,978,000 and $21,610,000 was guaranteed by the United States Department of Agriculture Rural Development, at March 31, 2013 and June 30, 2012, respectively.

The following is a summary of changes in the allowance for loan losses:

	Nine Months	Nine Months	Twelve Months
	Ended	Ended	Ended
	March 31,	March 31,	June 30,
	2013	2012	2012
	(Unaudited)	(Unaudited)	(Audited)
	(In thousands)

Balance, beginning of period	$1,625	$1,800	$1,800
Provision charged to operations	538	841	1,101
Charge-offs	(323)	(950)	(1,296)
Recoveries	60	9	20

Balance, end of period	$1,900	$1,700	$1,625

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

Non-Performing Assets – The following table sets forth information regarding non-performing assets as of the dates indicated.

	March 31,	June 30,
	2013	2012
	(Unaudited)	(Audited)
	(Dollars in Thousands)

Non-accrual loans	$669	$1,814
Accruing loans delinquent 90 days or more	-	-
Restructured loans, net	304	1,404
Total nonperforming loans	973	3,218
Real estate owned and other repossessed assets, net	1,087	2,361
Total	$2,060	$5,579

Total non-performing assets as a percentage of total assets	0.40%	1.70%

Allowance for loan losses	$1,900	$1,625

Percent of allowance for loan losses to non-performing loans	195.3%	50.5%

Percent of allowance for loan losses to non-performing assets	92.2%	29.1%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables set forth information regarding the activity in the allowance for loan losses for the dates as indicated (dollars in thousands):

	Nine Months Ended
	March 31, 2013
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Allowance for credit losses:
Beginning balance, June 30, 2012	$403	$772	$10	$156	$78	$206	$1,625
Charge-offs	(73)	(35)		(148)	(66)	(1)	(323)
Recoveries					5	55	60
Provision	93	215	5	184	22	19	538
Ending balance, March 31, 2013	$423	$952	$15	$192	$39	$279	$1,900

Ending balance allocated to loans
individually evaluated for impairment	$-	$-	$-	$-	$1	$-	$1

Ending balance allocated to loans
collectively evaluated for impairment	$423	$952	$15	$192	$38	$279	$1,899

Loans receivable:
Ending balance March 31, 2013	$65,554	$80,229	$2,228	$36,073	$11,371	$17,373	$212,828

Ending balance of loans individually
evaluated for impairment
March 31, 2013	$320	$678	$-	$321	$72	$194	$1,585

Ending balance of loans collectively
evaluated for impairment
March 31, 2013	$65,234	$79,551	$2,228	$35,752	$11,299	$17,179	$211,243

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

The following tables set forth information regarding the internal classification of the loan portfolio as of the dates indicated (dollars in thousands):

	March 31, 2013
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Grade:
Pass	$65,234	$79,551	$2,228	$35,752	$11,299	$17,179	$211,243
Special mention	-	678	-	-	-	-	678
Substandard	320	-	-	280	55	194	849
Doubtful	-	-	-	41	16	-	57
Loss	-	-	-	-	1	-	1
Total	$65,554	$80,229	$2,228	$36,073	$11,371	$17,373	$212,828

Credit Risk Profile Based on Payment Activity

Performing	$65,492	$79,682	$2,228	$35,795	$11,325	$17,333	$211,855
Restructured loans	-	304	-	-	-	-	304
Nonperforming	62	243	-	278	46	40	669
Total	$65,554	$80,229	$2,228	$36,073	$11,371	$17,373	$212,828

	June 30, 2012
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Grade:
Pass	$60,748	$63,839	$1,455	$23,319	$8,685	$13,846	$171,892
Special mention	-	51	-	-	-	5	56
Substandard	923	782	-	242	76	1,492	3,515
Doubtful	-	-	-	148	15	-	163
Loss	-	-	-	-	2	-	2
Total	$61,671	$64,672	$1,455	$23,709	$8,778	$15,343	$175,628

Credit Risk Profile Based on Payment Activity

Performing	$61,011	$63,749	$1,455	$23,444	$8,742	$14,009	$172,410
Restructured loans	-	90	-	-	-	1,314	1,404
Nonperforming	660	833	-	265	36	20	1,814
Total	$61,671	$64,672	$1,455	$23,709	$8,778	$15,343	$175,628

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables set forth information regarding the delinquencies within the loan portfolio as indicated (dollars in thousands):

	March 31, 2013
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing

1-4 Family real estate	$359	$62	$421	$65,133	$65,554	$-
Commercial real estate	-	217	217	80,012	80,229	-
Construction	-	-	-	2,228	2,228	-
Home equity	162	135	297	35,776	36,073	-
Consumer	60	23	83	11,288	11,371	-
Commercial	88	26	114	17,259	17,373	-
Total	$669	$463	$1,132	$211,696	$212,828	$-

	June 30, 2012
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing

1-4 Family real estate	$613	$501	$1,114	$60,557	$61,671	$-
Commercial real estate	-	91	91	64,581	64,672	-
Construction	-	-	-	1,455	1,455	-
Home equity	362	227	589	23,120	23,709	-
Consumer	221	37	258	8,520	8,778	-
Commercial	171	747	918	14,425	15,343	-
Total	$1,367	$1,603	$2,970	$172,658	$175,628	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables set forth information regarding impaired loans as indicated (dollars in thousands):

March 31, 2013
		Unpaid		Interest	Average
	Recorded	Principal	Related	Income	Recorded
	Investment	Balance	Allowance	Recognized	Investment

With no related allowance:
1-4 Family	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	-	-	-	-	-
Commercial	-	-	-	-	-

With a related allowance:
1-4 Family	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	1	1	1	-	1
Commercial	-	-	-	-	-

Total:
1-4 Family	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	1	1	1	-	1
Commercial	-	-	-	-	-
Total	$1	$1	$1	$-	$1

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

June 30, 2012
		Unpaid		Interest	Average
	Recorded	Principal	Related	Income	Recorded
	Investment	Balance	Allowance	Recognized	Investment

With no related allowance:
1-4 Family	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	-	-	-	-	-
Commerical	-	-	-	-	-

With a related allowance:
1-4 Family	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	2	2	2	-	2
Commerical	-	-	-	-	-

Total:
1-4 Family	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	2	2	2	-	2
Commerical	-	-	-	-	-
Total	$2	$2	$2	$-	$2

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. TROUBLED DEBT RESTRUCTURINGS

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the quarter ended December 31, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (July 1, 2011) for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed receivables as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired.  As of March 31, 2013, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $337,000 (310-40-65-1(b)), and the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $33,000 (310-40-65-1(b)).

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. TROUBLED DEBT RESTRUCTURINGS - continued

The following tables present troubled debt restructurings as of March 31, 2013 and June 30, 2012:

March 31, 2013
	Accrual	Non-Accrual	Total
	Status	Status	Modification

Residential Mortgage (1-4 family)	-	-	-
Commercial Real Estate	87	217	304
Real estate construction	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Commercial	-	-	-
Total	$87	$217	$304

June 30, 2012
	Accrual	Non-Accrual	Total
	Status	Status	Modification

Residential Mortgage (1-4 family)	-	-	-
Commercial Real Estate	90	-	90
Real estate construction	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Commercial	-	1,314	1,314
Total	$90	$1,314	$1,404

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. TROUBLED DEBT RESTRUCTURINGS - continued

The following tables present newly restructured loans that occurred during the nine months ended March 31, 2013:

Nine Months Ended
March 31, 2013
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

Nine Months ended
March 31, 2013
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

There was one loan modified as a troubled debt restructured loan within the previous 9 months for which there was a payment default during the nine months ended March 31, 2013. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.  As of March 31, 2013 and June 30, 2012, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	March 31,	June 30,
	2013	2012
	(Unaudited)	(Audited)

Noninterest checking	$55,998	$23,425
Interest-bearing checking	63,083	46,125
Savings	56,619	40,591
Money market	88,965	28,489
Time certificates of deposit	156,922	81,359
Total	$421,587	$219,989

NOTE 6. EARNINGS PER SHARE

Basic earnings per share for the nine months ended March 31, 2013 was computed using 3,739,806 weighted average shares outstanding. Basic earnings per share for the nine months ended March 31, 2012 was computed using 3,726,453 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased.  The weighted average shares outstanding for the diluted earnings per share calculations was 3,933,105 for the nine months ended March 31, 2013 and 3,916,486 for the nine months ended March 31, 2012.

NOTE 7. DIVIDENDS AND STOCK REPURCHASE PROGRAM

For the fiscal year July 1, 2012 through June 30, 2013, Eagle has paid dividends of $0.07125 per share each quarter thus far.  A dividend of $0.0725 per share was declared on April 25, 2013, payable June 7, 2013 to stockholders of record on May 17, 2013.

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

The hedged fixed rate loan has an original maturity of 20 years and is not callable.  This loan is hedged with a “pay fixed rate, receive variable rate” swap with a similar notional amount, maturity, and fixed rate coupons. The swap is not callable. At March 31, 2013, and June 30, 2012, the loan had an outstanding principal balance of $11,279,000, and $11,536,000 and the interest rate swap had a notional value of $11,279,000, and $11,536,000, respectively.

Effect of Derivative Instruments on Statement of Financial Condition
Fair Value of Derivative Instruments

	Asset Derivatives				Liabilities Derivatives
(In Thousands)	March 31, 2013		June 30, 2012		March 31, 2013		June 30, 2012
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated
as hedging instruments
under ASC 815					Other		Other
Interest rate contracts		$-		$-	Liabilities	$717	Liabilities	$1,054

Change in fair value of
financial instrument being
hedged under ASC 815
Interest rate contracts	Loans	$607	Loans	$836		$-		$-

	Effect of Derivative Instruments on Statement of Income
	For the Nine Months Ended March 31, 2013 and 2012

(In Thousands)			Amount of
		Location of	Gain or (Loss)
	Derivatives Designated	Gain or (Loss)	Recognized in
	as Hedging Instruments	Recognized in	Income on Derivative
	Under ASC 815	Income on Derivative	2013	2012

	Interest rate contracts	Noninterest income	$108	$(280)

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2013 and June 30, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. FAIR VALUE DISCLOSURES - continued

	March 31, 2013
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial Assets:
Available for sale securities
U.S. Government and agency	$-	$49,587	$-	$49,587
Municipal obligations	-	88,080	-	88,080
Corporate obligations	-	5,077	-	5,077
Mortgage backed securities
government backed	-	28,385	-	28,385
CMOs - government backed	-	54,870	-	54,870
Loan subject to fair value hedge	-	-	11,886	11,886
Loans held-for-sale	-	12,627	-	12,627
Financial Liability:
Derivative financial instruments	-	-	717	717

	June 30, 2012
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial Assets:
Available for sale securities
U.S. Government and agency	$-	21,055	$-	$21,055
Municipal obligations	-	42,060	-	42,060
Corporate obligations	-	3,945	-	3,945
Mortgage-backed securities
government backed	-	6,847	-	6,847
Private lable CMOs	-	169	-	169
CMOs - government backed	-	15,201	-	15,201
Loan subject to fair value hedge	-	-	12,372	12,372
Loans held-for-sale	-	10,613	-	10,613
Financial Liability:
Derivative financial instruments	-	-	1,054	1,054

The following tables presents, for the nine months ended March 31, 2013 and 2012, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

		Total Realized/
		Unrealized Gains	Purchases,
	Balance	(Losses) Included	Sales,	Balance
	as of	in Noninterest	Issuances, and	as of
	July 1, 2012	Income	Settlements, net	March 31, 2013
	(In thousands)
Financial Assets (Liability):
Loan subject to fair value hedge	$12,372	$(229)	$(257)	$11,886
Derivative financial instruments	(1,054)	337	-	(717)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. FAIR VALUE DISCLOSURES - continued

		Total Realized/
		Unrealized Gains	Purchases,
	Balance	(Losses) Included	Sales,	Balance
	as of	in Noninterest	Issuances, and	as of
	July 1, 2011	Income	Settlements, net	March 31, 2012
	(In thousands)
Financial Assets (Liability):
Loan subject to fair value hedge	$11,405	$844	$(238)	$12,011
Derivative financial instruments	650	(1,124)	-	(474)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of March 31, 2013 and June 30, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

March 31, 2013
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Impaired loans	$-	$-	$-	$-
Repossessed assets	-	1,087	-	1,087

June 30, 2012
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Impaired loans	$-	$-	$-	$-
Repossessed assets	-	2,361	-	2,361

During the quarter ended March 31, 2013, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $500 were reduced by specific valuation allowance allocations totaling $500 to a total reported fair value of $0 based on collateral valuations utilizing Level 3 valuation inputs.

Those financial instruments subject to FASB ASC Topic 825 are required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value.  Below is a table that summarizes the fair market values of all financial instruments of the Company at March 31, 2013 and June 30, 2012, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. FAIR VALUE DISCLOSURES – continued

(Dollars in Thousands)	March 31, 2013
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
Financial Assets:
Cash and cash equivalents	$17,038	$-	$-	$17,038	$17,038
FHLB stock	-	-	1,949	1,949	1,949
Loans receivable, net	-	-	217,315	217,315	210,822
Accrued interest on dividends receivable	2,237	-	-	2,237	2,237
Mortage servicing rights	-	-	3,095	3,095	2,832
Financial Liabilities:
Deposits	264,665	-	-	264,665	264,665
Time certificates of deposit	-	-	158,538	158,538	156,922
Accrued expenses and other liabilities	3,714	-	-	3,714	3,714
Advances from the FHLB & other borrowings	-	-	30,473	30,473	29,411
Subordinated debentures	-	-	3,862	3,862	5,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

	June 30, 2012
Financial Assets:
Cash and cash equivalents	$19,814	$-	$-	$19,814	$19,814
FHLB stock	-	-	2,003	2,003	2,003
Loans receivable, net	-	-	183,830	183,830	173,839
Accrued interest on dividends receivable	1,371	-	-	1,371	1,371
Mortage servicing rights	-	-	2,424	2,424	2,218
Financial Liabilities:
Deposits	138,630	-	-	138,630	138,630
Time certificates of deposit	-	-	82,613	82,613	81,359
Accrued expenses and other liabilities	5,809	-	-	5,809	5,809
Advances from the FHLB & other borrowings	-	-	44,310	44,310	42,696
Subordinated debentures			4,196	4,196	5,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

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

Advances from the FHLB & Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective March 31, 2013 and June 30, 2012, respectively if the borrowings repriced according to their stated terms.

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

Information about the Sterling loan portfolio that was acquired, at the acquisition date, is as follows (in thousands):

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

Direct costs related to the Sterling acquisition will be expensed as incurred in the year ended June 30, 2013.  These acquisition and integration expenses will include salaries and benefits, technology and communications, occupancy and equipment, professional services and other noninterest expenses.  For the three and nine months ended March 31, 2013, $712,000 and $1.92 million of acquisition costs were incurred and expensed, respectively.

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

Operations of the branches acquired have been included in the consolidated financial statements since December 1, 2012.  The Company does not consider these branches a separate reporting unit and does not track the amount of revenues and net income attributable to these branches since the acquisition.  As such, it is impracticable to determine such amounts for the three and nine months ended March 31, 2013.

The following table presents unaudited pro forma results of operations for the three and nine months ended March 31, 2013 and 2012 as if the acquisition of the Sterling branches had occurred on July 1, 2011 (in thousands).  This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments and amortization of the core deposit intangible asset.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company purchased and assumed the assets and liabilities of the Sterling branches at July 1, 2011.  Cost savings are also not reflected in the unaudited pro forma amounts for the three and nine months ended March 31, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net interest income	$4,248	$3,695	$11,457	$11,089
Noninterest income	3,615	1,646	7,791	3,974
Noninterest expense	6,580	4,461	15,271	12,689
Net income1)	1,661	643	3,748	1,691

Pro forma earnings per share1)
Basic	$0.44	$0.17	$1.00	$0.45
Diluted	0.42	0.16	0.95	0.43

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s primary activity is its ownership of its wholly owned subsidiary, American Federal Savings Bank (the “Bank”).  The Bank is a federally chartered savings bank, engaging in typical banking activities:  acquiring deposits from local markets and originating loans and investing in securities.  Recent federal legislation mandated that the consolidated regulatory functions of The Office of Thrift Supervision (“OTS”) over the Bank and the Company be transferred to two federal agencies and that the OTS be merged into the Office of the Comptroller of the Currency (the “OCC”).  Thus, as a result of the enactment in July of 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Federal Reserve Board (the “FRB”) became, as of July 21, 2011, the principal federal bank regulatory agency for the Company and the OCC the principal federal regulator for the Bank.  The Bank’s charter was not affected and the Bank continues to operate as a federal stock savings bank. Its deposits are insured by the Federal Deposit Insurance Corporation.  Because the Dodd-Frank Act did not eliminate the thrift charter under which the Bank has historically operated, the Bank’s traditional lending and investment activities have not been affected.  Further, to ensure regulatory continuity, the Dodd-Frank Act requires that the OCC designate a new Deputy Comptroller who will be responsible for the supervision and examination of federal savings associations.

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

The Bank has a strong mortgage lending focus, with the majority of its loan originations represented by single-family residential mortgages.  The Bank has also successfully marketed home equity loans to its customers, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.).  In recent years the Bank has focused on adding commercial loans to its portfolio, both real estate and non-real estate.  The purpose of this diversification is to mitigate the Bank’s dependence on the residential mortgage market, as well as to improve its ability to manage its spread.  The Bank’s management recognizes the need for sources of fee income to complement its margin, and the Bank now maintains a significant loan servicing portfolio which generates income.   The gain on sale of loans also provides significant fee income in periods of high mortgage loan origination volumes.  Fee income is also supplemented with fees generated from the Bank’s deposit accounts, its mortgage banking business and its wealth management business.  The Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread.  Non-maturity deposits do not automatically reprice as interest rates rise, as do certificates of deposit.

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

The level and movement of interest rates impacts the Bank’s earnings as well.  The Federal Reserve’s Federal Open Market Committee (“FOMC”) did not change the federal funds target rate which remained at 0.25% during the nine months ended March 31, 2013.

Acquisition of Sterling Savings Bank Branches

From time to time the Bank has considered growth through mergers or acquisition as an alternative to its strategy of organic growth. In this connection, on June 29, 2012, the Bank entered into a definitive agreement with Sterling Savings Bank, a Washington state-chartered bank, to acquire Sterling’s banking operations in the state of Montana, including seven branch locations, certain deposit liabilities, loans and other assets and liabilities associated with such branch locations.   As a result of this acquisition, which closed on November 30, 2012, the Bank acquired approximately $182.5 million in additional assets, including approximately $41.3 million of pass-rated performing loans and assumed $181.6 million in new deposits.  The Bank expects that the increase in its branch network as a result of the Sterling branch acquisition will substantially increase its loan origination volume and, due to the substantial increase in deposits, fee income.  In addition, the acquisition of the branches is expected to increase certain of the Bank’s expenses, including salaries and employee benefits and occupancy and equipment expense.  The Bank received approximately $130.1 million in cash in the transaction, which may not be able to be immediately used to fund loans. While a substantial amount of the cash has been invested in securities, it may require additional time to deploy all of the proceeds to fund loans. The Company anticipates that the Sterling acquisition will be accretive to earnings per share in the first year after the acquisition.  However, the size of the acquisition may cause integration challenges that could delay or reduce the expected benefits of the acquisition.

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

Financial Condition

Comparisons of financial condition in this section are between March 31, 2013 and June 30, 2012.

Total assets at March 31, 2013 were $512.83 million, an increase of $185.53 million, or 56.7%, from $327.30 million at June 30, 2012. This increase in assets was primarily attributable to the acquisition of the Sterling branches, which translated primarily into an increase in securities available for sale and loans receivable.

Loans receivable increased by $36.98 million, or 21.3%, to $210.82 million at March 31, 2013, from $173.84 million at June 30, 2012.  Of the increase, $41.20 million was the result of the Sterling branch acquisition which increased the balances across all the different loan types.  Excluding the Sterling branch acquisition, loans receivable decreased by approximately $4.22 million.  Commercial real estate loans increased by $15.56 million, or 24.1%.  This was the largest increase among the various loan types.  Residential mortgages, home equity, consumer loans, and construction loans increased more moderately.  All were affected by the Sterling branch acquisition.  Total loan originations were $198.89 million for the nine months ended March 31, 2013, with single family mortgages accounting for $162.11 million of the total.  Home equity and construction loan originations totaled $6.86 million and $5.99 million, respectively, for the same period. Commercial real estate and land loan originations totaled $12.65 million.  Consumer and commercial loans originated totaled $5.65 million and $5.62 million, respectively.  Loans held-for-sale increased to $12.63 million at March 31, 2013 from $10.61 million at June 30, 2012.

Total cash and cash equivalents decreased by $2.78 million, and securities available-for-sale increased $136.72 million.

Deposits increased $201.60 million, or 91.6%, to $421.59 million at March 31, 2013 from $219.99 million at June 30, 2012. Growth occurred across all deposit products.  Of the increase $181.6 million was attributable to the Sterling branch acquisition. Excluding the Sterling branch acquisition, deposits increased by $20.0 million, or 9.1%.  Management attributes the organic increase in deposits to increased marketing of checking accounts as well as customers’ preference for placing funds in secure, federally insured accounts.

The ability of the Bank to continue to grow its retail deposit base during the period enabled the Bank to decrease wholesale funding during the period.  Advances from the Federal Home Loan Bank and other borrowings decreased $13.29 million, or 31.1%, to $29.41 million at March 31, 2013 from $42.70 million at June 30, 2012.

Total stockholders’ equity decreased $690,000 or 1.3%, to $52.96 million at March 31, 2013 from $53.65 million at June 30, 2012.  This was a result of a decrease in accumulated other comprehensive income of $1.48 million (mainly due to a decrease in net unrealized gains on securities available-for-sale) and dividends paid of $832,000, partially offset by net income of $1.3 million.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Net Income.  The quarter’s results were characterized by a significant increase in gain on sale of loans driven by robust refinancing activity largely offset by acquisition costs associated with the purchase of the seven Sterling Savings Bank branches located in Montana.  Eagle’s net income for the quarter was $907,000 versus $658,000 of net income for the three months ended March 31, 2012.  The increase of $249,000, or 37.8%, was due principally to an increase in noninterest income of $1.97 million and a reduction in income tax expense partially offset by an increase in noninterest expense of $3.55 million.   The increase in noninterest income resulted from an increase in home mortgage refinancing activity, resulting in increased gain on sale of loans.  The provision for loan losses decreased $142,000 from the prior period.  Eagle incurred a tax benefit of $629,000 in the current quarter while it incurred a tax provision of $242,000 in the prior period.  This reduction in tax expense, in addition to the lower pretax earnings, is primarily attributable to a new market tax credit project that was initiated during the previous quarter.  This project resulted in the Company receiving $2.9 million in federal new markets tax credits that can be used over the next seven years.  Basic earnings per share were $0.24 for the current period, and $0.18 per share for the prior comparable period.

Net Interest Income.  Net interest income increased to $3.57 million for the quarter ended March 31, 2013, from $2.76 million for the previous year’s quarter.  This increase of $814,000 was the result of an increase in interest and dividend income of $583,000 and by a decrease in interest expense of $231,000.

Interest and Dividend Income.  Total interest and dividend income was $4.11 million for the quarter ended March 31, 2013, compared to $3.53 million for the quarter ended March 31, 2012, an increase of $583,000, or 16.53%.  Interest and fees on loans increased to $3.01 million for the three months ended March 31, 2013 from $2.74 million for the same period ended March 31, 2012.  This increase of $268,000, or 9.77%, was due to an increase in the average balance of loans partially offset by a decrease in the average yield of loans for the quarter ended March 31, 2013.  The average interest rate earned on loans receivable decreased by 53 basis points, from 5.76% to 5.23%.  Average balances for loans receivable, net, including loans held for sale, for the quarter ended March 31, 2013 were $230.24 million, compared to $190.56 million for the prior year period.  This represents an increase of $39.68 million, or 20.8%.  Interest and dividends on investment securities available-for-sale (AFS) increased by $309,000 for the quarter ended March 31, 2013 from $778,000 for the same quarter last year.  Average balances on investments increased to $219.38 million for the quarter ended March 31, 2013, from $96.27 million for the quarter ended March 31, 2012.  The average interest rate earned on investments decreased to 1.98% from 3.23%.  Interest on deposits with banks increased to $10,000 from $4,000, due to an increase in average balances and by an increase in the average rates.  Average balances on deposits with banks increased to $7.09 million for the quarter ended March 31, 2013, compared to $6.81 million for the quarter ended March 31, 2012 and the average rates on such deposits with banks increased from 0.23% at March 31, 2012 to 0.29% at March 31, 2013.

Interest Expense.  Total interest expense declined significantly in the quarter to $535,000 from $766,000 for the quarter ended March 31, 2012, a decrease of $231,000, or 30.2%.  The decrease was attributable to decreases in interest on borrowings while interest on deposits increased.  The average rates on deposits, which includes non-interest bearing deposits, decreased from 49 basis points to 29 basis points, but this was offset by the growth in average deposit balances. This increase in average balances is the result of both the Sterling branch acquisition and organic growth.  The organic growth was likely the result of the Bank’s customers continuing to opt for the safety of federally insured deposits, notwithstanding historically low rates on such deposits, over the risks and uncertainty of the capital markets.  The average balances increased from $214.27 million to $415.79 million, an increase of $201.52 million.  Most account types did experience some decrease in average rates, with the exception of money market and interest earning checking, which stayed the same as the prior period.  Money market accounts remained at 13 basis points.  Interest bearing checking account rates remained at 5 basis points.  Savings account rates declined to 0.07% from 0.10%, and certificates of deposit rates decreased from 1.15% to 0.65%.  Because of the increase in retail funding due to deposit growth average balances in borrowings decreased significantly to $33.95 million for the quarter ended March 31, 2013, compared to $57.25 million for the same quarter in the previous year.  The average rate paid, along with the decrease in average borrowing balances, resulted in a decrease in interest paid on borrowings to $230,000 for the quarter ended March 31, 2013 versus $506,000 paid in the previous year’s quarter.  The average rate paid on borrowings decreased from 3.54% last year to 2.72% for the quarter ended March 31, 2013.  The average rate paid on all interest-bearing liabilities decreased 69 basis points from the quarter ended March 31, 2012 to the quarter ended March 31, 2013.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions, and past due loans in portfolio.  The Bank’s policies require a review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  The Bank recorded $116,000 in provision for loan losses for the quarter ended March 31, 2013 and $258,000 in the quarter ended March 31, 2012.  This decrease from 2012 was based on an analysis of a variety of factors including delinquencies within the loan portfolio.  Total nonperforming loans, including restructured loans, net decreased from $3.50 million at March 31, 2012 to $973,000 at March 31, 2013. The Bank currently has $1.50 million in foreclosed real estate property and other repossessed property with a net book value of $1.09 million.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2013 and 2012 - continued

Noninterest Income. Due to declines in long term interest rates, the Bank again experienced significant refinancing activity in residential real estate as well as it being the first full quarter operating the home loan activities resulting from the Sterling acquisition which augmented our existing mortgage lending.  As long-term rates bounce around historic low levels, refinance activity in the current quarter grew and exceeded the level reached in the prior year’s period.  This increased activity had a significant effect on the amount of noninterest income with total noninterest income increasing to $3.27 million for the quarter ended March 31, 2013, from $1.30 million for the quarter ended March 31, 2012, an increase of $1.97 million or 151.0%.  Of this amount, net gain on sale of loans increased to $1.72 million for the quarter ended March 31, 2013 from $522,000 for the quarter ended March 31, 2012.   During this period, $72.63 million 1-4 family mortgage loans were originated compared to $33.92 million in the quarter ended March 31, 2012.  In addition, $69.68 million of mortgage loans were sold during the period compared to $29.87 million sold in the quarter ended March 31, 2012, an increase of $39.81 million.  The gain on sale of securities also contributed to the increase in noninterest income.  Gain on sale of securities increased to $465,000 from the prior period’s amount of $115,000.

Noninterest Expense.  Noninterest expense was $6.45 million for the quarter ended March 31, 2013, and $2.91 million for the quarter ended March 31, 2012.  The primary cause of this increase is the $712,000 in acquisition costs that incurred this period, while the prior period had none.  We anticipate most, if not all of the acquisition costs related to the Sterling branch acquisition have been completed in this third quarter of fiscal year 2013.  The provision for valuation loss on OREO decreased to $93,000 from $165,000 for the comparable period last year.  This decrease was due to a decline in values in some of the Company’s foreclosed properties.  Amortization of mortgage servicing rights decreased from $201,000 to $158,000, a decrease of $43,000.   Salaries and employee benefits increased $1.83 million which is due to increased staff in both preparation for the acquisition of the Sterling branches and those Sterling employees joining the Company on December 1, 2012.  Also, this quarter’s expense included $110,000 in nonrecurring compensation costs associated with the acquisition.  Consulting fees decreased from $55,000 down to $14,000 as the prior year’s period included consulting services related to a possible acquisition which did not come to fruition.  Amortization of core deposit intangible and tax credits expense increased to $145,000 from none in the prior year’s period.  This amortization expense relates to the equity investment in the new markets tax credit project, which will be amortized over the life of these federal tax credits, and the amortization of the core deposit intangible.  Occupancy and equipment expense, data processing, and advertising all increased as the result of the acquisition and now operating a larger entity.

Income Tax Expense. Our income tax benefit was $629,000 for the quarter ended March 31, 2013, compared to $242,000 of an income tax expense for the quarter ended March 31, 2012.  The effective tax rate for the quarter ended March 31, 2013 was negative 226.62% and was 26.89% for the quarter ended March 31, 2012.  As pretax income was lowered by acquisition costs and higher employee costs, the percent of tax free municipal bond income and Bank owned life insurance income to total income became significant.  Likewise, the deductibility of goodwill for tax purposes caused the company to experience a negative effective tax rate which was furthered by its new markets tax credits first taken during the second quarter of fiscal year 2013.   The Company has equity investments in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The federal tax credit benefits were $127,000 for the quarter ended March 31, 2013.

Results of Operations for the Nine Months Ended March 31, 2013 and 2012

Net Income.  Eagle’s net income was $1.29 million and $1.57 million for the nine months ended March 31, 2013 and 2012, respectively.  The decrease of $284,000, or 18.1%, was due to an increase in noninterest expense of $6.43 million partially offset by increases in net interest income of $795,000 and noninterest income of $3.82 million, and a decrease in the provision for loan losses of $303,000.  The tax provision was $1.23 million lower in the current period.  Basic earnings per share declined to $0.34 for the current period, compared to $0.42 for the previous year’s period.

Net Interest Income.  Net interest income increased to $9.15 million for the nine months ended March 31, 2013, from $8.35 million for the previous year’s period.  This increase was the result of a decrease in interest expense of $801,000 partially offset by a decrease in interest and dividend income of $6,000.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended March 31, 2013 and 2012 - continued

Interest and Dividend Income.  Total interest and dividend income was $10.83 million for the nine months ended March 31, 2013, compared to $10.84 million for the nine months ended March 31, 2012, representing a decrease of $6,000, or 0.06%.  Interest and fees on loans decreased to $8.32 million for the nine months ended March 31, 2013 from $8.35 million for the same period ended March 31, 2012.  Average balances for loans receivable, net, for the nine months ended March 31, 2013 were $200.91 million, compared to $189.98 million for the previous year, an increase of $10.93 million, or 5.75%.  The average interest rate earned on loans receivable decreased by 34 basis points, from 5.86% to 5.52%.  Interest and dividends on investment securities available-for-sale (AFS) increased slightly to $2.49 million for the nine months ended March 31, 2013 from $2.48 million for the same period last year.  Average balances on investments increased to $145.77 million for the nine months ended March 31, 2013, compared to $99.91 million for the nine months ended March 31, 2012.  The average interest rate earned on investments decreased to 2.28% from 3.31%.  Interest on deposits with banks increased to $26,000 for the nine months ended March 31, 2013, compared to $13,000  for the nine months ended March 31, 2012.  The average balance on deposits with banks increased from $6.44 million up to $14.80 million while the average rate earned dropped from 0.27% to 0.23%.

Interest Expense.  Total interest expense decreased to $1.69 million for the nine months ended March 31, 2013, from $2.49 million for the nine months ended March 31, 2012, a decrease of $801,000, or 32.2%, primarily due to decreases in interest paid on FHLB Advances and other borrowings.  Interest on deposits increased to $886,000 for the nine months ended March 31, 2013, from $822,000 for the nine months ended March 31, 2012.  This increase of $64,000, or 7.8%, was the result of increases in average balances partially offset by a 12 basis point decrease in average rates paid on deposit accounts.  Interest bearing checking accounts also decreased to an average rate paid of 0.05% from 0.06%, while money market accounts increased to 0.14% from 0.13%.  Certificates of deposits and savings accounts average rates both decreased for the nine month period ended March 31, 2013: 1 basis point for savings accounts and 31 basis points for certificates of deposits.  Average balances in interest-bearing deposit accounts increased to $268.82 million for the nine months ended March 31, 2013, compared to $191.53 million for the same period in the previous year. A decrease in the average balance of borrowings, in addition to a decrease in the average rate paid, resulted in a decrease in interest paid on borrowings to $801,000 versus $1.67 million paid in the nine months ended March 31, 2012.  The average rate paid on borrowings decreased from 3.60% last year to 2.87% this year.  The average rate paid on interest bearing liabilities decreased 57 basis points from the nine months ended March 31, 2012 to the nine months ended March 31, 2013.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions, and past due loans in its portfolio.  The Bank’s policies require a review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  The Bank took $538,000 in provision for loan losses for the nine months ended March 31, 2013 versus $841,000 in the nine months ended March 31, 2012.  This decrease from 2012 was based on an analysis of a variety of factors including delinquencies within the loan portfolio.  Total real estate and other assets acquired in settlement of loans, net of allowance for losses decreased from $2.36 million at June 30, 2012 to $1.09 million at March 31, 2013.

Noninterest Income. Total noninterest income increased to $6.77 million for the nine months ended March 31, 2013, from $2.95 million for the nine months ended March 31, 2012, an increase of $3.82 million or 129.5%.  This increase stemmed from an increase in refinancing activity and resulted in an increase of $2.33 million in net gain on sale of loans to $3.49 million for the nine months ended March 31, 2013 from $1.16 million for the nine months ended March 31, 2012.  Also, a net gain on the fair value hedge was $108,000 for the nine months ended March 31, 2012, while it was a net loss of $280,000 for the nine month period ended March 31, 2013, a swing of $388,000.  Though the hedge is considered to be effective, a portion does run through noninterest income.

Noninterest Expense.  Noninterest expense increased by $6.43 million or 78.1% to $14.67 million for the nine months ended March 31, 2013, from $8.24 million for the nine months ended March 31, 2012.  This increase was primarily due to $1.92 million in acquisition costs incurred related to the acquisition of the Sterling Montana branches discussed above.   The provision for valuation loss on OREO increased to $191,000 from $165,000 for the comparable period last year.  This increase was due to decline in values in some of the Company’s foreclosed properties.  The increase in the amortization of mortgage servicing rights resulted from an increase in refinance activity that occurred during the period compared to the previous period.  Consulting fees decreased to $75,000 from $450,000 for the prior period.  A significant portion of the amount in the prior period related to the exploration of a potential acquisition opportunity which did not come to fruition.  Amortization of core deposit intangible and tax credits expense increased to $193,000 from none in the prior year’s period.  This amortization expense relates to the equity investment in the new markets tax credit project, which will be amortized over the life of these federal tax credits, and the amortization of the core deposit intangible.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended March 31, 2013 and 2012 - continued

Other expense categories which showed changes were the result of operating the Company’s larger 13 branch network compared to its previous network of only six branches prior to the Sterling branch acquisition.

Income Tax Expense.  Our income tax benefit was $590,000 for the nine month period ended March 31, 2013, compared to $644,000 of an income tax expense for the nine month period ended March 31, 2012.  The effective tax rate for the quarter ended March 31, 2013 was negative 84.44% and was 29.05% for the same prior year’s period ended March 31, 2012.  As pretax income was lowered by acquisition costs and higher employee costs, the percent of tax free municipal bond income and Bank owned life insurance income to total income became significant.  Likewise, the deductibility of goodwill for tax purposes caused the company to experience a negative effective tax rate which was furthered by its NMTC.  The federal tax credit benefits were $253,334 for the nine months ended March 31, 2013.

 EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity, Interest Rate Sensitivity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of the Comptroller of the Currency (“OCC”) regulations.  The OCC has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings.  The OCC states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages.  For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined.  In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets.  “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Seattle.  The Bank exceeded those minimum ratios as of both March 31, 2013 and March 31, 2012.

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

At February 28, 2013, the Bank’s measure, as internally determined, of sensitivity to interest rate movements, as measured by a 200 basis point rise in interest rates scenario, decreased the economic value of equity (“EVE”) by 14.3%.  The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.  The Bank’s tier I core capital ratio, as measured under OCC rules, decreased from 13.08% as of March 31, 2012 to 8.54% as of March 31, 2013.  The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity, Interest Rate Sensitivity and Capital Resources - continued

As of March 31, 2013, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At March 31, 2013, the Bank’s tangible, core, and risk-based capital ratios amounted to 8.54%, 8.54%, and 16.58%, respectively, compared to regulatory requirements of 1.50%, 3.00%, and 8.00%, respectively.  See the following table (amounts in thousands):

	At March 31, 2013
	(Unaudited)
	Dollar	% of
	Amount	Assets
Tangible capital:
Capital level	$42,569	8.54
Requirement	7,478	1.50
Excess	35,091	7.04

Core capital:
Capital level	42,569	8.54
Requirement	14,957	3.00
Excess	27,612	5.54

Risk-based capital:
Capital level	44,468	16.58
Requirement	21,455	8.00
Excess	23,013	8.58

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONTROLS AND PROCEDURES

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of March 31, 2013, our disclosure controls and procedures were effective.  During the last fiscal quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EAGLE BANCORP MONTANA, INC.

Date: May 14, 2013	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: May 14, 2013	By:	/s/ Clint J. Morrison
Clint J. Morrison
Senior Vice President/CFO