Form 10-K
period 2013-06-30
Eagle Bancorp Montana, Inc.
filed 2013-09-19
CIK 1478454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	June 30, 2013
or

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-34682

Eagle Bancorp Montana, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-1449820
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1400 Prospect Avenue, Helena, MT	59601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	406-442-3080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $0.01	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:  None

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

The aggregate market value of the common stock held by non-affiliates of Eagle, computed by reference to the closing price at which the stock was sold as of December 31, 2012 was $32,775,000.  The outstanding number of shares of common stock of Eagle as of August 1, 2013, was 3,898,685.

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

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	changes in the prices, values and sales volume of residential and commercial real estate in Montana;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes or volatility in the securities markets;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired businesses;

•	changes in consumer spending, borrowing and savings habits;

•	changes in our organization, compensation and benefit plans;

•	our ability to continue to increase and manage our commercial and residential real estate, multi-family, and commercial business loans;

•	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;

•	the level of future deposit premium assessments;

•	the impact of a recurring recession on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;

•	the impact of the current restructuring of the U.S. financial and regulatory system;

•	the failure of assumptions underlying the establishment of allowance for possible loan losses and other estimates;

•	changes in the financial performance and/or condition of our borrowers and their ability to repay their loans when due; and

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

American Federal was founded in 1922 as a Montana chartered building and loan association and has conducted operations in Helena since that time.  In 1975, the Bank adopted a federal thrift charter.  The Bank currently has 13 full service offices.  We also have seven automated teller machines located in our market area and we participate in the Money Pass® ATM network.  Investor information for the Company may be found at www.americanfederalsavingsbank.com.  The contents on or accessible through, our website are not incorporated into this report.

The Bank has equity investments in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury.   The NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The federal tax credit benefits were $380,000 for the year ended June 30, 2013.

Recent Developments

On November 30, 2012, the Company completed a significant transaction with Sterling Financial Corporation of Spokane, Washington in which the Company purchased all of Sterling’s retail bank branches in Montana.  As a result of this transaction, the Bank’s assets grew to over $500 million and the retail branch network grew from six to 13 branches, with six branches in new markets.  Total Bank assets increased by 56.0% and the Bank’s loan portfolio grew by 23.5%.  As of June 30, 2013, the Bank was the 6th largest retail bank headquartered in Montana in terms of assets.  The acquisition also included the addition of a wealth management division with over $100 million in managed assets and a mortgage banking operation that should increase opportunities for additional origination and fee income.

Business Strategy

The Company’s principal strategy is to manage its principal asset, American Federal Savings Bank, in a profitable manner.  The Company seeks to continue profitable operations through building a diversified loan portfolio and positioning the Bank as a full-service community bank that offers both retail and commercial loan and deposit products in all of its markets.  We believe that this focus will enable us to continue to grow our franchise, while maintaining our commitment to customer service, high asset quality, and sustained net earnings.  The following are the key elements of our business strategy:

•
Continue to diversify our portfolio through growth in commercial real estate and commercial business loans as a complement to our traditional single family residential real estate lending.  Such loans now constitute about 44.4% of total loans;

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

Market Area

From our headquarters in Helena, Montana, we operate thirteen full service retail banking offices, including our main office.  Our other full service branches are located in Helena – Neill (opened 1987), Helena – Skyway (opened 2009), Bozeman – Oak (opened 1980, relocated 2009), Butte (opened 1979) and Townsend (opened 1979), Montana.  The Sterling Bank branch acquisition that was completed November 30, 2012 included retail banking offices in: Bozeman, Big Timber, Livingston, Billings, Missoula and Hamilton.  The acquisition also included three mortgage loan origination locations at: Bozeman, Missoula, and Kalispell.

Montana is one of the largest states in terms of land mass but ranks as one of the least populated states.  According to U.S.  Census Bureau data for 2010, it had a population of 989,415 (1,005,141 estimated for 2012).  Helena, where we are headquartered, is Montana’s state capital.  It is also the county seat of Lewis and Clark County, which has a population of approximately 64,876 and is located within 120 miles of four of Montana’s other five largest cities:  Missoula, Great Falls, Bozeman and Butte.  It is approximately midway between Yellowstone and Glacier National Parks.  Its economy has shown moderate growth, in terms of both employment and income.  State government and the numerous offices of the federal government comprise the largest employment sector.  Helena also has significant employment in the service industries.  Specifically, it has evolved into a central health care center with employment in the medical and the supporting professions as well as the medical insurance industry.  The local economy is also dependent to a lesser extent upon ranching and agriculture.  These have been more cyclical in nature and remain vulnerable to severe weather conditions, increased competition, both domestic and international, as well as commodity prices.

Bozeman is approximately 95 miles southeast of Helena.  It is located in Gallatin County, which has a population of approximately 92,614.  Bozeman is home to Montana State University and experienced fairly significant growth from 1990 to 2007, in part due to the growth of the University as well as the increased tourism for resort areas in and near Bozeman.  Agriculture, however, remains an important part of Bozeman’s economy.  Bozeman has also become an attractive location for retirees, primarily from the West Coast, owing to its many winter and summer recreational opportunities and the presence of the University.  Of the four communities that we serve, Bozeman has experienced the largest impact of the national and global economic downturn.

Butte, Montana is approximately 64 miles southwest of Helena.  Butte and the surrounding Silver-Bow County have a population of approximately 34,403.  Butte’s economy was historically reliant on the mining industry and fluctuations in metal and mineral commodity prices have had a corresponding impact on the local economy.

Townsend, Montana is approximately 34 miles southeast of Helena It has a population of about 1,878.  Townsend is located in Broadwater County which has a population of approximately 5,756.  Many of its residents commute to other Montana locations for work, particularly Helena.  Other employment in Townsend is primarily in agriculture and services.

Billings, Montana is approximately 293 miles east of Helena.  Billings and the surrounding Yellowstone County have a population of approximately 151,882.  Billings is a significant trade center for eastern Montana.  Select manufacturing is also a significant contributing portion of its economy.

Missoula, Montana is approximately 116 miles west of Helena.  Missoula and the surrounding Missoula County have a population of approximately 110,997.  The University of Montana is located in Missoula and the local economy is reliant on the University and the corresponding trade and services resulting from the University’s presence.

Kalispell, Montana is approximately 193 miles northwest of Helena.  Kalispell and the surrounding Flathead County have a population of approximately 91,633.  Kalispell’s economy is somewhat reliant on the wood products and tourism industries.  Kalispell is located a short distance from Glacier National Park.

Hamilton, Montana is approximately 161 miles southwest of Helena in Ravalli County.  Ravalli County has a population of approximately 40,617.  Hamilton is a relatively short distance from Missoula with a number of persons working in Missoula, residing in Hamilton.  Medical research and the wood products industry are significant contributors to Ravalli County’s economy.

Livingston, Montana is approximately 124 miles east of Helena.  Livingston and the surrounding Park County have a population of approximately 15,567.  Livingston’s economy is somewhat reliant on the wood products and tourism industry.

Big Timber, Montana is approximately 158 miles east of Helena.  Big Timber and the surrounding Sweet Grass County have a population of approximately 3,605.   Big Timber’s economy is somewhat reliant on the wood products, agriculture, and tourism industries.

Competition

We face strong competition in our primary market area for retail deposits and the origination of loans.  Historically, Montana was a unit banking state.  This means that the ability of Montana state banks to create branches was either prohibited or significantly restricted.  As a result of unit banking, Montana has a significant number of independent financial institutions serving a single community in a single location.  While the state’s population is approximately 1,005,000 people, there are 57 credit unions in Montana as well as two federally chartered thrift institutions, and 62 commercial banks as of June 30, 2013.  Our most direct competition for depositors has historically come from locally owned and out-of-state commercial banks, thrift institutions and credit unions operating in our primary market area.  The number of such competitor locations has increased significantly in recent years.  Our competition for loans also comes from banks, thrifts and credit unions in addition to mortgage bankers and brokers.  Our principal market areas can be characterized as markets with moderately increasing incomes, relatively low unemployment, increasing wealth (particularly in the growing resort areas such as Bozeman), and moderate population growth.

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

Loan Portfolio Composition.
The following table analyzes the composition of the Bank’s loan portfolio by loan category at the dates indicated:

	At June 30,
	2013		2012
	(Dollars in thousands)
	Amount	Percent of Total	Amount	Percent of Total
Real estate loans:
Residential mortgage (one- to four-family) (1)	$70,453	32.50%	$61,671	35.11%
Commercial real estate	74,395	34.32%	64,672	36.82%
Real estate construction	2,738	1.26%	1,455	0.83%
Total real estate loans	147,586	68.08%	127,798	72.76%

Other loans:
Home equity	35,660	16.45%	23,709	13.50%
Consumer	11,773	5.43%	8,778	5.00%
Commercial	21,775	10.04%	15,343	8.74%
Total other loans	69,208	31.92%	47,830	27.24%

Total loans	216,794	100.00%	175,628	100.00%

Less:
Deferred loan fees	117		164
Allowance for loan losses	2,000		1,625

Total loans, net	$214,677		$173,839

(1) Excludes loans held for sale.

Fee Income.
American Federal Savings Bank receives lending related fee income from a variety of sources.  Its principal source of this income is from the origination and servicing of sold mortgage loans.  Fees generated from mortgage loan servicing, which generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing for loans held by others, were $1,024,000 and $891,000 for the years ended June 30, 2013 and 2012, respectively.  Other loan related fee income for contract collections, late charges, credit life commissions and credit card fees were $95,000 and $86,000 for the years ended June 30, 2013 and 2012, respectively.

Loan Maturity Schedule.
The following table sets forth the estimated maturity of the loan portfolio of the Bank at June 30, 2013.  Balances exclude deferred loan fees and allowance for loan losses.  Scheduled principal repayments of loans do not necessarily reflect the actual life of such assets.  The average life of a loan is typically substantially less than its contractual terms because of prepayments.  In addition, due on sale clauses on loans generally give American Federal Savings Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property, subject to the mortgage, and the loan is not paid off.  All mortgage loans are shown to be maturing based on the date of the last payment required by the loan agreement, except as noted.

Loans having no stated maturity, those without a scheduled payment, demand loans and matured loans, are shown as due within six months.

	Within 6 Months	6 to 12 Months	More than 1 year to 2 years	More than 2 years to 5 years	Over 5 years	Total
			(In thousands)
Residential mortgage (one- to four-family) (1)	$15	$40	$679	$2,298	$88,228	$91,260
Commercial real estate and land	2,878	1,981	1,451	13,620	54,465	74,395
Real estate construction	1,764	974	-	-	-	2,738
Home equity	1,611	1,917	2,776	7,294	22,062	35,660
Consumer	432	527	1,048	6,677	3,089	11,773
Commercial	2,854	4,705	2,224	6,279	5,713	21,775

Total loans (1)	$9,554	$10,144	$8,178	$36,168	$173,557	$237,601

(1) Includes loans held for sale.

The following table sets forth the dollar amount of all loans, at June 30, 2013, which have fixed interest rates and which have floating or adjustable interest rates:

	Fixed	Adjustable	Total
	(Dollars in thousands)
Due after June 30, 2014
Residential mortgage (one- to four-family) (1)	$73,397	$17,808	$91,205
Commercial real estate and land	55,320	14,216	69,536
Real estate construction	-	-	-
Home equity	16,563	15,569	32,132
Consumer	9,148	1,666	10,814
Commercial	10,503	3,713	14,216
Total (1)	164,931	52,972	217,903

Due in less than one year	15,964	3,734	19,698

Total Loans (1)	$180,895	$56,706	$237,601

Percent of total	76.13%	23.87%	100.00%

(1) Includes loans held for sale

The following table sets forth information with respect to our loan originations, purchases and sales activity for the periods indicated:

	Year Ended June 30,
	2013	2012
	(In thousands)

Net loans receivable at beginning of period (1)	$184,452	$187,255

Loans originated:
Residential mortgage (one- to four-family)	250,066	117,248
Commercial real estate and land	17,007	9,609
Real estate construction	8,189	3,355
Home equity	9,853	5,611
Consumer	7,063	4,483
Commercial	10,143	11,272

Total loans originated	302,321	151,578

Loans purchased in acquistion:
Residential mortgage (one- to four-family)	12,469	-
Commercial real estate and land	10,235	-
Real estate construction	-	-
Home equity	15,028	-
Consumer	2,364	-
Commercial	1,227	-

Total loans purchased	41,323	-

Loans sold:
Whole loans	228,919	99,507

Principal repayments and loan refinancings	63,365	55,061

Deferred loan fees decrease	47	12

Allowance for losses (increase) decrease	(375)	175

Net loan increase (decrease)	51,032	(2,803)

Net loans receivable at end of period (1)	$235,484	$184,452

(1) Includes loans held for sale.

Residential Lending.
The Bank’s primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Bank’s market area.  Approximately 32.5% of the Bank’s loans as of June 30, 2013 were comprised of such loans.  American Federal generally originates one- to four-family residential mortgage loans in amounts of up to 80% of the lesser of the appraised value or the selling price of the mortgaged property without requiring private mortgage insurance.  A mortgage loan originated by the Bank, whether fixed rate or adjustable rate, can have a term of up to 30 years.  The Bank holds substantially all of its adjustable rate and its 8, 10 and 12-year fixed rate loans in portfolio.  Adjustable rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan.  The Bank’s fixed rate 15-year and 20-year loans are held in portfolio or sold in the secondary market depending on market conditions.  Generally, all 30-year fixed rate loans are sold in the secondary market.  The volume of loan sales is dependent on the volume, type and term of loan originations.

The Bank obtains a significant portion of its noninterest income from servicing of loans that it has sold.  The Bank offers many of the fixed rate loans it originates for sale in the secondary market on a servicing retained basis.  This means that we process the borrower’s payments and send them to the purchaser of the loan.  This retention of servicing enables the Bank to increase fee income and maintain a relationship with the borrower.  Servicing income was $1,024,000 for the year ended June 30, 2013.  At June 30, 2013, American Federal Savings Bank had $463.4 million in residential mortgage loans and $13.2 million in commercial real estate loans sold with servicing retained.  American Federal Savings Bank does not ordinarily purchase home mortgage loans from other financial institutions.

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

Home Equity Loans.
American Federal Savings Bank also originates home equity loans.  These loans are secured by the borrowers’ primary residence, but are typically subject to a prior lien, which may or may not be held by the Bank.  At June 30, 2013, $35.7 million or 16.45% of our total loans were home equity loans.  Borrowers may use the proceeds from the Bank’s home equity loans for many purposes, including home improvement, debt consolidation, or other purchasing needs.  The Bank offers fixed rate, fixed payment home equity loans as well as variable and fixed rate home equity lines of credit.  Fixed rate home equity loans typically have terms of not longer than 15 years.

Home equity loans are secured by real estate but they have historically carried a greater risk than first lien residential mortgages because of the existence of a prior lien on the property securing the loan, as well as the flexibility the borrower has with respect to the loan proceeds.  American Federal Savings Bank attempts to minimize this risk by maintaining conservative underwriting policies on such loans.  We generally make home equity loans for up to only 85% of appraised value of the underlying real estate collateral, less the amount of any existing prior liens on the property securing the loan.

Commercial Real Estate and Land Loans.
American Federal Savings Bank originates commercial real estate mortgage and land loans, including both developed and undeveloped land loans, and loans on multi-family dwellings.  Commercial real estate and land loans made up 34.32% of the Bank’s total loan portfolio, or $74.4 million at June 30, 2013.  The majority of these loans are non-residential commercial real estate loans.  American Federal Savings Bank’s commercial real estate mortgage loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings.  The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors.  Generally, commercial real estate loans originated by the Bank will not exceed 75% of the appraised value or the selling price of the property, whichever is less.  The average loan size is approximately $271,000 and is typically made with fixed rates of interest and 5- to 15-year maturities.  Upon maturity, the loan is repaid or the terms and conditions are renegotiated.  Generally, all originated commercial real estate loans are secured by property located in the state of Montana and within the market area of the Bank.  American Federal Savings Bank’s largest single commercial real estate loan had a balance of approximately $11.19 million ($10.07 million is guaranteed by Rural Development of the U.S.  Department of Agriculture, leaving approximately $1.12 million unguaranteed) on June 30, 2013, and is secured by a detention facility.

Real Estate Construction Lending.
American Federal Savings Bank also lends funds for the construction of one-to-four-family homes and commercial real estate.  Real estate construction loans are made both to individual homeowners for the construction of their primary residence and, to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for sale in the future.  Real estate construction loans accounted for $2.7 million or 1.26% of the Bank’s loan portfolio at June 30, 2013.

Consumer Loans.
As part of its strategy to invest in higher yielding shorter term loans, American Federal Savings Bank emphasized growth of its consumer lending portfolio in recent years.  This portfolio includes personal loans secured by collateral other than real estate, unsecured personal loans and lines of credit, and loans secured by deposits held by the Bank.  As of June 30, 2013, consumer loans totaled $11.8 million or 5.43% of the Bank’s total loan portfolio.  These loans consist primarily of auto loans, RV loans, boat loans, personal loans and credit lines and deposit account loans.  Consumer loans are originated in the Bank’s market area and generally have maturities of up to 7 years.  For loans secured by savings accounts, American Federal Savings Bank will lend up to 90% of the account balance on single payment loans and up to 100% for monthly payment loans.

Consumer loans have a shorter term and generally provide higher interest rates than residential loans.  Consumer loans can be helpful in improving the spread between average loan yield and cost of funds and at the same time improve the matching of the maturities of rate sensitive assets and liabilities.  Although the amount of such loans declined slightly over 2012 levels, increasing consumer loans continues to be a major part of the Bank’s strategy of operating more like a commercial bank than a traditional savings bank.

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

Commercial Business Loans.
Commercial business loans amounted to $21.8 million, or 10.04% of the Bank’s total loan portfolio at June 30, 2013.  American Federal Savings Bank’s commercial business loans are traditional business loans and are not secured by real estate.  Such loans may be structured as unsecured lines of credit or may be secured by inventory, accounts receivable or other business assets.  While the commercial business loan portfolio amounted to only 10.04% of the total portfolio at June 30, 2013, American Federal intends to try to increase such lending by focusing on market segments which it has not previously emphasized, such as business loans to doctors, lawyers, architects and other professionals as well as to small businesses within its market area.  Our management believes that this strategy provides opportunities for growth, without significant additional cost outlays for staff and infrastructure.

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

Loans to One Borrower.
Under federal law, savings institutions such as the Bank have, subject to certain exemptions, been required to limit credit concentrations to single borrowers to an amount equal to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus.  As of June 30, 2013, our largest aggregation of loans to one borrower was approximately $17.7 million.  This consisted of three loans: two commercial real estate loans secured by two separate detention facilities and a commercial construction loan secured by a chemical dependency treatment facility.  The first commercial real estate loan had a principal balance of $5.7 million, but 90% of that amount, or $5.1 million was sold to the Montana Board of Investments, leaving a net principal balance payable to the Bank of $568,000.  The second commercial real estate loan is to the same borrower for another detention facility.  As of June 30, 2013, the principal balance on this loan was $11.2 million.  However, 90% of this loan is subject to a guarantee provided by the USDA Rural Development.  Due to the USDA Rural Development guarantee, 90% of the loan, or $10.07 million, is not required under applicable banking regulations to be included in the Bank’s limitations to a single borrower, thus leaving approximately $1.1 million subject to the lending limit described above.  The Bank entered into an interest rate swap with a third party to change the underlying cash flows of the second loan to be a variable market rate tied to one-month LIBOR.  The commercial construction loan had a principal balance of $816,000 with a commitment of $2.45 million to disburse the remaining amount as of June 30, 2013.  As a result, the total amount subject to the lending limit at June 30, 2013 was $2.5 million.  At June 30, 2013, these loans were performing in accordance with their terms.  The Bank maintains the servicing for these loans.

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

Loan Commitments.
We generally provide commitments to fund fixed and adjustable-rate single-family mortgage loans for periods up to 60 days at a specified term and interest rate, and other loan categories for shorter time periods.  The total amount of our commitments to extend credit as of June 30, 2013, was approximately $7.08 million, all of which was for residential mortgage loans.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions.  If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt.  Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of.  When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs.  The initial recording of any loss is charged to the allowance for loan losses.  As of June 30, 2013, American Federal Savings Bank had $704,000 of real estate owned ($550,000 net of valuation loss allowance).

Loans are reviewed on a quarterly basis and are placed on non-accrual status when they are 90 days or more delinquent.  Loans may be placed on non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful.  Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.  At June 30, 2013, we had $470,000 ($464,000 net of specific reserves for loan losses) of loans that were nonperforming and held on non-accrual status.

Delinquent Loans.
The following table provides information regarding the Bank’s loans that are delinquent 30 to 89 days as of the date indicated:

	At June 30, 2013
	Number	Amount	Percentage of Total Delinquent Loans
	(Dollars in thousands)

Loan type:
Residential mortgage (one- to four-family)	3	$312	28.84%
Real estate construction	-	-	0.00%
Commercial real estate and land	1	39	3.60%
Home equity	8	265	24.49%
Consumer	43	279	25.79%
Commercial business	3	187	17.28%

Total	58	$1,082	100.00%

Nonperforming Assets.
The following table sets forth information regarding American Federal Savings Bank’s nonperforming assets as of the dates indicated.

	2013	2012
	(Dollars in thousands)

Non-accrual loans
Real estate loans:
Residential mortgage (one- to four-family)	$58	$660
Real estate construction	-	-
Commercial real estate and land	-	833
Home equity	305	265
Consumer	41	36
Commercial business	66	20
Accruing loans delinquent 90 days or more	-	-
Restructured loans:
Commercial business	-	90
Commercial real estate and land	303	1,314
Total nonperforming loans	773	3,218
Real estate owned and other repossed property, net	550	2,361
Total nonperforming assets	$1,323	$5,579

Total nonperforming loans to total loans	0.36%	1.85%
Total nonperforming loans to total assets	0.15%	0.98%
Total allowance for loan loss to non-performing loans	258.73%	50.50%
Total nonperforming assets to total assets	0.26%	1.70%

During the year ended June 30, 2013, the Bank had seven foreclosed real estate property and other repossessed assets resulting in a loss of $51,000 upon sale and five resulting in a gain of $25,000 after incurring valuation losses of $127,000 and five other foreclosed real estate properties that incurred a provision for valuation losses of $64,000.  During the year ended June 30, 2013, a minimal amount of interest was recorded on loans previously accounted for on a non-accrual basis.

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

	At June 30,
	2013	2012
	(Dollars in thousands)
Residential mortgage (one- to four-family):
Special Mention	$-	$-
Substandard	315	923
Doubtful	-	-
Loss	-	-

Commercial Real Estate and Land:
Special Mention	715	51
Substandard	-	782
Doubtful	-	-
Loss	-	-

Real Estate construction:
Special Mention	-	-
Substandard	-	-
Doubtful	-	-
Loss	-	-

Home equity loans:
Special Mention	-	-
Substandard	626	242
Doubtful	-	148
Loss	153	-

Consumer loans:
Special Mention	-	-
Substandard	62	76
Doubtful	10	15
Loss	6	2

Commercial loans:
Special Mention	-	5
Substandard	121	1,492
Doubtful	-	-
Loss	-	-

Securities available for sale:
Special Mention	-	-
Substandard	-	209
Doubtful	-	-
Loss	-	-

Real estate owned/repossessed property:
Special Mention	-	-
Substandard	550	2,361
Doubtful	-	-
Loss	-	-

Total classified loans and real estate owned	$2,558	$6,306

Allowance for Loan Losses and Real Estate Owned
The Bank segregates its loan portfolio for loan losses into the following broad categories:  real estate loans (residential mortgages [one- to four-family], real estate construction, commercial real estate and land) home equity loans, consumer loans, and commercial business loans.  The Bank provides for a general allowance for losses inherent in the portfolio in the categories referenced above, which consists of two components:  General loss percentages which are calculated based on historical analyses and other factors such as volume and severity of delinquencies, local and national economy, underwriting standards, and other factors.  This portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used.  This is due to the risk of error and/or inherent imprecision in the process.  This portion of the allowance is subjective in nature and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as:  trends in delinquencies and non-accruals; trends in volume; terms and portfolio mix; new credit products; changes in lending policies and procedures; and changes in the outlook for the local, regional and national economy.

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

Provisions for, or adjustments to, estimated losses are included in earnings in the period they are established.  At June 30, 2013, we had $2.0 million in allowances for loan losses and $154,000 in allowance for valuation losses for other real estate owned.  While we believe we have established our existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that bank regulators, in reviewing our loan portfolio, will not request that we significantly increase our allowance for loan losses, or that general economic conditions, a deteriorating real estate market, or other factors will not cause us to significantly increase our allowance for loan losses, therefore negatively affecting our financial condition and earnings.

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

The following table sets forth information with respect to our allowance for loan losses at the dates and for the periods indicated:

	For the Years Ended
	June 30,
	2013	2012
	(Dollars in thousands)

Balance at beginning of period	$1,625	$1,800

Provision for loan losses	678	1,101
Loans charged-off
Real estate loans	(73)	(125)
Commercial real estate and land	(35)	(309)
Real estate construction	-	(239)
Home equity	(190)	(351)
Consumer	(66)	(33)
Commercial business loans	(1)	(239)
Recoveries
Real estate loans	-	-
Commercial real estate and land	-	8
Real estate construction	-	-
Home equity	-	-
Consumer	6	12
Commercial business loans	56
Net loans charged-off	(303)	(1,276)

Balance at end of period	$2,000	$1,625

Allowance for loan losses to total loans	0.92%	0.93%
Allowance for loan losses to total non-performing loans	258.73%	50.50%
Net recoveries (charge-offs) to average loans outstanding during the period	-0.15%	-0.68%

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated:

	2013			2012
	(Dollars in thousands)
	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans
Real estate loans:
Residential mortgage (one- to four-family)	$423	21.15%	32.50%	$403	24.80%	35.11%
Commercial real estate and land	952	47.60%	34.32%	772	47.51%	36.82%
Real estate construction	15	0.75%	1.26%	10	0.62%	0.83%
Total real estate loans	1,390	69.50%	68.08%	1,185	72.92%	72.76%

Other loans:
Home equity	290	14.50%	16.45%	156	9.60%	13.50%
Consumer	40	2.00%	5.43%	78	4.80%	5.00%
Commercial business	280	14.00%	10.04%	206	12.68%	8.74%
Total other loans	610	30.50%	31.92%	440	27.08%	27.24%

Total	$2,000	100.00%	100.00%	$1,625	100.00%	100.00%

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

Investment Securities.
We maintain a portfolio of investment securities, classified as either available-for-sale (including those accounted for under FASB ASC 825) or held-to-maturity to enhance total return on investments.  At June 30, 2013, our investment securities included U.S.  government and agency obligations, Small Business Administration pools, municipal securities, mortgage-backed securities, collateralized mortgage obligations and corporate obligations, all with varying characteristics as to rate, maturity and call provisions.  Investment securities held-to-maturity represented none of Eagle’s total investment portfolio.  Securities available-for-sale totaled 100% of Eagle’s total investment portfolio.  The remaining percentage is comprised of interest-bearing deposits in banks and stock in the FHLB of Seattle.  The Bank does not expect to alter the mix of U.S.  Treasury obligations it will hold and purchase, notwithstanding the downgrade of U.S.  Treasury debt obligations to AA+ by Standard & Poor’s.  It will, however, continue to monitor developments.

The following table sets forth the carrying value of our investment securities portfolio at the dates indicated:

	At June 30,
	2013		2012
	(Dollars in Thousands)
	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Securities available-for-sale, at fair value:
U.S. Government and agency obligations	$50,931	22.81%	$21,055	19.58%
Corporate obligations	9,061	4.06%	3,945	3.67%
Municipal obligations	84,436	37.82%	42,060	39.10%
Collateralized mortgage obligations	47,633	21.33%	15,370	14.29%
Mortgage-backed securities	26,902	12.05%	6,847	6.37%

Total securities available for sale	218,963	98.07%	89,277	83.00%

Interest-bearing deposits	2,385	1.07%	16,280	15.14%

Federal funds sold	-	0.00%	-	0.00%

Federal Home Loan Bank capital stock, at cost	1,931	0.86%	2,003	1.86%

Total	$223,279	100.00%	$107,560	100.00%

The following table sets forth information regarding the carrying values, weighted average yields and maturities of our investment securities portfolio at June 30, 2013:
	At June 30, 2013
	One Year or Less		One to Five Years		More than Five to Ten Years		More than Ten Years		Total Investment Securities

Securities available-for-sale:	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Approximate Market Value	Annualized Weighted Average Yield
U.S. Government and agency obligations	$4,740	2.07%	$3,857	2.58%	$3,678	1.76%	$38,656	1.95%	$50,931	$50,931	2.00%
Corporate obligations	-	-	4,176	3.01	4,885	1.66	-	-	9,061	9,061	2.28
Municipal obligations	477	5.40	3,503	5.21	13,119	4.27	67,337	3.85	84,436	84,436	3.98
Private collateralized mortgage obligations	-	-	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations	-	-	-	-	13,921	2.06	33,712	2.27	47,633	47,633	2.21
Mortgage-backed securities	-	-	26	4.04	1,796	1.05	25,080	2.70	26,902	26,902	2.59

Total securities available for sale	5,217	2.37	11,562	3.54	37,399	2.70	164,785	2.91	218,963	218,963	2.89

Interest-bearing deposits	2,385	0.01	-	-	-	-	-	-	2,385	2,385	0.01

Federal funds sold	-	-	-	-	-	-	-	-	-	-	-

Federal Home Loan Bank capital stock	-	-	-	-	1,931	-	-	-	1,931	1,931	-

Total	$7,602	1.63%	$11,562	3.54%	$39,330	2.57%	$164,785	2.91%	$223,279	$223,279	2.84%

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

Deposits are obtained primarily from residents of Helena, Bozeman, Butte, Townsend, Billings, Missoula, Livingston, Big Timber, and Hamilton.  We believe we are able to attract deposit accounts by offering outstanding service, competitive interest rates and convenient locations and service hours.  We use traditional methods of advertising to attract new customers and deposits, including radio, television, print media advertising and sales training and incentive programs for employees.  Management believes that non-residents of Montana hold an insignificant number and amount of deposit accounts.

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

Core deposits are deposits that are more stable and somewhat less sensitive to rate changes.  They also represent a lower cost source of funds than rate sensitive, more volatile accounts such as certificates of deposit.  We believe that our core deposits are our checking, as well as NOW accounts, savings accounts, money market accounts and IRA accounts.  Based on our historical experience, we include IRA accounts funded by certificates of deposit as core deposits because they exhibit the principal features of core deposits in that they are stable and generally are not rate sensitive.  Core deposits amounted to $297.4 million or 71.2% of the Bank’s deposits at June 30, 2013 (this amount would be $260.3 million or 62.3% if IRA certificates of deposit are excluded).  The presence of a high percentage of core deposits and, in particular, transaction accounts reflects in part our strategy to restructure our liabilities to more closely resemble the lower cost liabilities of a commercial bank.  However, a significant portion of our deposits remains in certificate of deposit form.  These certificates of deposit, if they mature and are renewed at higher rates, would result in an increase in our cost of funds.

The following table sets forth American Federal’s distribution of deposit accounts at the dates indicated and the weighted average interest rate on each category of deposit represented:

	At June 30,
	2013			2012
	(Dollars in thousands)
			Weighted			Weighted
		Percent	Average		Percent	Average
	Amount	of Total	Rate	Amount	of Total	Rate

Noninterest checking	$52,972	12.68%	0.00%	$23,425	10.65%	0.00%
Savings	56,051	13.42%	0.05%	40,591	18.45%	0.10%
NOW account/Interest bearing checking	65,876	15.77%	0.04%	46,125	20.97%	0.05%
Money market accounts	85,361	20.43%	0.13%	28,489	12.95%	0.14%

Total	260,260	62.30%	0.07%	138,630	63.02%	0.08%
Certificates of deposit accounts:
IRA certificates	37,141	8.89%	1.14%	24,941	11.34%	0.98%
Brokered certificates	-	0.00%	0.00%	-	0.00%	0.00%
Other certificates	120,350	28.81%	0.98%	56,418	25.65%	1.18%
Total certificates of deposit	157,491	37.70%	1.02%	81,359	36.98%	1.12%

Total deposits	$417,751	100.00%	0.42%	$219,989	100.00%	0.46%

The following table sets forth the amounts and maturities of our certificates of deposit as of June 30, 2013, for the maturity dates indicated:

				After
	June 30,	June 30,	June 30,	June 30,
	2014	2015	2016	2016	Total

under 0.51%	$45,801	$657	$57	$-	$46,515
0.51-0.75%	24,898	3,260	1,811	19	29,988
0.76-1.00%	22,883	6,433	723	929	30,968
1.01-1.25%	5,567	4,578	1,156	6,029	17,330
1.26-1.50%	840	360	797	1,857	3,854
1.51-2.00%	697	171	1,808	4,348	7,024
2.01% and higher	6,996	8,601	4,736	1,479	21,812

Total	$107,682	$24,060	$11,088	$14,661	$157,491

The following table shows the amount of certificates of deposit with balances of $100,000 to $250,000 and of more than $250,000 by time remaining until maturity as of June 30, 2013:

	Balance
(In thousands)		Greater
	$100 - $250	than $250	Total
3 months or less	$10,201	$1,625	$11,826
Over 3 to 6 months	8,862	2,263	11,125
Over 6 to 12 months	10,598	6,811	17,409
Over 12 months	16,077	5,620	21,697

Total	$45,738	$16,319	$62,057

The following table sets forth the net changes in deposit accounts for the periods indicated:

	Year Ended June 30,
	2013	2012
	(Dollars in thousands)

Opening balance	$219,989	$209,186
Deposits, net	14,170	9,748
Acquired deposits in branch acquisition	182,463	-
Interest credited	1,129	1,055

Ending balance	$417,751	$219,989

Net increase	$197,762	$10,803

Percent increase	89.90%	4.91%

Weighted average cost of deposits during the period	0.41%	0.56%

Weighted average cost of deposits at end of period	0.42%	0.46%

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

During the fiscal year ended June 30, 2006, our predecessor entity formed a special purpose subsidiary, Eagle Bancorp Statutory Trust I (the “Trust”), for the purpose of issuing trust preferred securities in the amount of $5.0 million.  Our predecessor entity has issued subordinated debentures to the Trust, and the coupon on the debentures matches the dividend payment on the trust preferred securities.  Upon the closing of the second-step conversion and reorganization, we assumed the obligations of our predecessor in connection with the subordinated debentures and trust preferred securities.  For regulatory purposes, the securities qualify as Tier 1 Capital, while for accounting purposes they are recorded as long term debt.  The securities have a 30 year maturity and carried a fixed coupon of 6.02% for the first five years, at which time the coupon became variable, at a spread of 142 basis points over 3 month LIBOR.  At June 30, 2013 the rate was 1.69%.

The following table sets forth information concerning our borrowing from the FHLB of Seattle and PNC at the end of, and during, the periods indicated:

	Ended June 30,
	2013	2012
	(Dollars in thousands)
FHLB Advances:
Average balance	$31,962	$35,973
Maximum balance at any month-end	41,249	37,879
Balance at period end	33,996	33,696
Weighted average interest rate during the period	2.73%	3.25%
Weighted average interest rate at period end	2.23%	3.19%

Repurchase Agreements:
Average balance	$1,668	$17,678
Maximum balance at any month-end	5,000	23,000
Balance at period end	-	9,000
Weighted average interest rate during the period	4.89%	4.66%
Weighted average interest rate at period end	0.00%	4.61%

Other:
Average balance	$505	$-
Maximum balance at any month-end	865	-
Balance at period end	865	-
Weighted average interest rate during the period	1.00%	n/a
Weighted average interest rate at period end	1.00%	n/a

Total borrowings:
Average balance	$33,626	$53,651
Maximum balance at any month-end	41,249	60,879
Balance at period end	34,861	42,696
Weighted average interest rate during the period	2.70%	3.55%
Weighted average interest rate at period end	2.20%	3.49%

SUBSIDIARY ACTIVITY

We are permitted to invest in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations.  The following are subsidiaries of the Company: American Federal Savings Bank, Eagle Bancorp Statutory Trust I, and AFSB NMTC Investment Fund, LLC, which is a subsidiary of the Bank.

Personnel

As of June 30, 2013, we had 185 full-time employees and 12 part-time employees.  The employees are not represented by a collective bargaining unit.  We believe our relationship with our employees to be good.

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

General

As a federally-chartered savings institution, American Federal is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”) which assumed jurisdiction over Eagle and American Federal after the close of Eagle’s June 30, 2011 fiscal year as its primary federal regulator, and the FDIC, as the insurer of its deposits.  American Federal is a member of the Federal Home Loan Bank, or FHLB, and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the FDIC.  There are periodic examinations to evaluate American Federal’s safety and soundness and compliance with various regulatory requirements.  Under certain circumstances, the FDIC may also examine American Federal.  This regulatory structure is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowance for loan losses for regulatory purposes.  Eagle, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise comply with the rules and regulations of Federal Reserve Board.  Eagle is also subject to the rules and regulations of the SEC under the federal securities laws.  See “Holding Company Regulation.”

Dodd-Frank Act

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act has significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies.  One important change was the transfer of regulatory jurisdiction over federal savings association regulation from the Office of Thrift Supervision to the OCC.  The FDIC will regulate state-chartered savings associations.  Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations.  This effect on operations cannot yet be assessed fully.  However, there is a significant possibility that the Dodd-Frank Act will, in the long run, increase regulatory burden, compliance cost and interest expense for Eagle and the Bank.

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

Federal Regulation of Savings Institutions

The following description relates to both Eagle and American Federal’s regulation through the completion of the fiscal year June 30, 2013, and a description of certain historical regulatory aspects.

Office of the Comptroller of the Currency.  The Office of the Comptroller of the Currency, as a result of the Dodd-Frank Act, has assumed regulatory oversight over the Bank since the elimination of the Office of Thrift Supervision as a separate regulatory agency.   American Federal is required to file periodic reports with the Office of the Comptroller of the Currency and is subject to periodic examinations.  The Office of the Comptroller of the Currency has extensive enforcement authority over national banks and savings institutions such as the Bank.  Authority over Eagle, which formerly resided with the Office of Thrift Supervision, has been transferred to the Federal Reserve Board as a result of enactment of the Dodd-Frank Act.  Enforcement authority over Eagle includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate prompt corrective action orders.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with federal bank regulatory agencies.  Except under certain circumstances, public disclosure of final enforcement actions is required.

In addition, the investment, lending and branching authority of American Federal also are prescribed by federal laws, which prohibit American Federal from engaging in any activities not permitted by these laws.  For example, no savings institution may invest in non-investment grade corporate debt securities.  In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the Office of the Comptroller of the Currency.  Federal savings institutions are generally authorized to branch nationwide.  American Federal is in compliance with the noted restrictions.

American Federal pays assessments to the Office of the Comptroller of the Currency to fund its operations.  The general assessments, paid on a semi-annual basis, are determined based on total assets, including consolidated subsidiaries.

American Federal’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is fully secured by certain readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate.

The federal banking agencies, have adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  If an institution fails to submit or implement an acceptable plan, the appropriate federal banking agency may issue an enforceable order requiring correction of the deficiencies.

Federal Home Loan Bank System.  American Federal is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.  As a member, American Federal is required to purchase and maintain a specified amount of shares of capital stock in the FHLB of Seattle.

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

Minimum Reserve Ratios.  The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio for the DIF.  The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act, The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%.  The FDIC has not yet announced how it will implement this offset.  In addition to the statutory minimum ratio, the FDIC must designate a reserve ratio, known as the designated reserve ratio, or DRR, which may exceed the statutory minimum.  The FDIC has established 2.0% as the DRR.

The FDIC has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  There can be no prediction as to what insurance assessment rates will be in the future.

In addition to the assessment for deposit insurance, through 2019, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  This payment is established quarterly and as of the quarter ended March 31, 2013 was 0.66 basis points of assessable deposits.

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

On June 6, 2012, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III:  A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”).  The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”).  Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  Adoption of the final rules has been delayed by the federal bank regulatory agencies based upon the volume of comments received on the proposed rules.

Prompt Corrective Action.  Federal bank regulatory agencies are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization.  Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.”  An institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the Comptroller of the Currency is required to appoint a receiver or conservator for a savings institution that is “critically undercapitalized.”  Regulations also require that a capital restoration plan be filed with the Comptroller of the Currency within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  ”Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.   The Comptroller of the Currency also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  At June 30, 2013, American Federal’s capital ratios met the “well capitalized” standards.

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

Generally, savings institutions proposing to make any capital distribution need not submit written notice to the Comptroller of the Currency prior to such distribution unless they are a subsidiary of a holding company or would not remain well capitalized following the distribution.  Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations, must obtain approval from the Comptroller of the Currency prior to making such distribution.  The Comptroller of the Currency may object to the distribution during that 30-day period based on safety and soundness concerns.

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

A savings institution that fails to meet the QTL is subject to certain operating restrictions and may be required to convert to a national bank charter.  The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law.  As of June 30, 2013, American Federal met the qualified thrift lender test.

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

Our authority to extend credit to executive officers, directors and 10% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, Federal Reserve Board Regulation O.  Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At June 30, 2013, we were in compliance with these regulations.

Holding Company Regulation

General.  Eagle is a unitary savings and loan holding company subject to regulatory oversight of the Federal Reserve Board which became the principal federal bank regulatory agency for Eagle during the previous fiscal year.  Eagle is required to register and file reports with Federal Reserve Board and is subject to regulation and examination by the Federal Reserve Board.  In addition, the Federal Reserve Board has enforcement authority over Eagle and its non-savings institution subsidiaries which also permits the Federal Reserve Board to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution.

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

ITEM 1A.	RISK FACTORS
We may not successfully integrate the assets, operations and customers of Sterling in a manner which proves profitable in the near term.

Although we believe we have carefully evaluated the acquisition of the seven branches of Sterling Bank, we may not be able to achieve reasonable returns on our investment as quickly as we desire or at projected levels.  In addition, although we have made every effort to ensure that our new customers who were formerly customers of Sterling continue banking relationships with us, we may not be able to retain all of these customers.  We also may have acquired loans which, despite current levels of acceptable performance, may not continue to perform in this manner in the future.  Further, the assumption of a significant amount of assets and liabilities, which resulted in a level of growth significantly greater than we have been historically able to achieve through organic means, may provide challenges in the areas of compliance and risk management that will require additional staff or outside advisors which could increase operating expense.

We hold certain intangible assets that could be classified as impaired in the future.  If these assets are considered to be either partially or fully impaired in the future, our earnings and the book values of these assets would decrease.

As a result of the branch acquisition from Sterling Bank, we recorded goodwill in the amount of $6.9 million.  We are required to test our goodwill for impairment on a periodic basis.  The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions.  It is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill.  If an impairment determination is made in a future reporting period, our earnings and the book value of goodwill will be reduced by the amount of the impairment.

Risks associated with system failures, interruptions, or breaches of security could negatively affect our earnings.

Information technology systems are critical to our business.  We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans.  We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but such events may still occur or may not be adequately addressed if they do occur.  In addition, any compromise of our systems could deter customers from using our products and services.  Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

In addition, we outsource a majority of our data processing to certain third-party providers.  If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected.  Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability.  Any of these events could have a material adverse effect on our financial condition and results of operations.

Changes in the structure of Fannie Mae and Freddie Mac (“GSEs”) and the relationship among the GSEs, the federal government and the private markets, or the conversion of the current conservatorship of the GSEs into receivership, could result in significant changes to our securities portfolio.
The GSEs are currently in conservatorship, with their primary regulator, the Federal Housing Finance Agency, acting as conservator.  We cannot predict if, when or how the conservatorships will end, or any associated changes to the GSEs’ business structure that could result.  We also cannot predict whether the conservatorships will end in receivership.  There are several proposed approaches, including possible legislative changes in discussion in both the House Financial Services Committee and the Senate Banking Committee which, if enacted, could change the nature of government participation in the private mortgage market or alternatively the structure of the GSEs, the relationship among the GSEs, the government and the private markets, including the trading markets for agency conforming mortgage loans and markets for mortgage-related securities in which we participate.  We cannot predict the prospects for the enactment, timing or content of legislative or rulemaking proposals regarding the future status of any of these approaches.  Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form.  GSE reform, if enacted, could result in a significant change and adversely impact our business operations.

We cannot accurately predict the effect of the current economic downturn on our future results of operations or market price of our stock.

The national economy and the financial services sector, while improving somewhat, continue to face challenges.  We cannot accurately predict the severity of the current economic downturn, which has adversely impacted the markets we serve or whether improving conditions signal near term end to such conditions.  Any renewed deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline.  A slow or fragile recovery or another recession could continue to present risks for some time for the financial services industry and our company.

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

A number of factors or combinations of factors could require us to conclude in one or more future reporting periods that an unrealized loss exists with respect to our investment securities portfolio that constitutes an impairment that is other than temporary, which could result in material losses to us.  These factors include, but are not limited to, continued failure by the issuer to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value.  In addition, the fair values of securities could decline if the overall economy and the financial condition of some of the issuers deteriorates and there is limited liquidity for these securities.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial condition and results of operations.

Our accounting policies are essential to understanding our financial results and condition.  Some of these policies require the use of estimates and assumptions that may affect the value of our assets or liabilities and financial results.  Some of our accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.  If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses.

From time to time, the Financial Accounting Standards Board and the Securities and Exchange Commission change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements.  These changes are beyond our control, can be hard to predict and could materially impact how we report our results of operations and financial condition.  We could also be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts.

A prolonged economic downturn, especially one affecting our geographic market area, will adversely affect our business and financial results.

The United States and many industrial nations are experiencing adverse economic conditions and slow recovery which are expected to continue in 2014.  Loan portfolio quality has improved at many institutions, reflecting in part, the improving U.S. economy and rising employment.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages appear to have stabilized but may continue to decline.  The continuing stagnation in the real estate market also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans.  Financial institution stock prices have declined substantially, and it is significantly more difficult for financial institutions to raise capital or borrow in the debt markets.  Continued negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability.  Moreover, continued volatility or declines in the stock market in general, or stock values of financial institutions and their holding companies, could adversely affect our stock performance.

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

Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in July 2010.  This new law has significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us.  Effective July 21, 2011, the Dodd-Frank Act eliminated the federal prohibitions against paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts.  Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.  So far this impact has been minimal; however, we suspect it will change once the current low interest rate environment changes.

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

The Federal Reserve Board is required to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital are required to be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

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

We are required to own common stock of the Federal Home Loan Bank of Seattle to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank’s advance program.  The aggregate cost of our Federal Home Loan Bank common stock as of June 30, 2013 was $1.93 million.  Federal Home Loan Bank common stock is not a marketable security and can only be redeemed by the Federal Home Loan Bank.

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

There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.  Were proposals such as these, or other proposals limiting our rights as a creditor, to be adopted, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company’s business activities consist of its ownership of 100% of the common stock of the Bank.  Eagle’s and the Bank’s executive office is located at 1400 Prospect Avenue in Helena, Montana.  American Federal conducts its business through 16 offices, which are located in Helena, Bozeman, Butte, Billings, Big Timber, Livingston, Kalispell, Missoula, Hamilton, and Townsend, Montana, and one operation center located in Helena.  Its principal banking office in Helena also serves as its executive headquarters.  This headquarters houses over 30% of American Federal’s full-time employees.  The following table sets forth the location of each of American Federal’s offices, the year the office was opened, and the net book value including land, buildings, computer software and its related equipment and furniture.  The square footage at each location is also shown.

				Value At
				June 30, 2013	Square
Location	Address	Opened		(In thousands)	Footage

Helena Main Office	1400 Prospect Ave.	1997		$3,959	32,304
	Helena, MT 59601
Helena Neill Avenue Branch	28 Neill Ave.	1987		$977	1,391
	Helena, MT 59601
Helena Skyway Branch	2090 Cromwell Dixon	2009		$2,137	4,643
	Helena, MT 59602
Butte Office	3401 Harrison Ave.	1979		$468	3,890
	Butte, MT 59701
Bozeman Branch	1455 Oak St	2009		$7,425	19,818
	Bozeman, MT 59715
Townsend Office	416 Broadway	1979		$200	1,973
	Townsend, MT 59644
Bozeman - Mendenhall	5 W Mendenhall St.	2012		$1,197	7,109
	Bozeman, MT 59715
Livingston	123 S Main St	2012	*	$90	11,072
	Livingston, MT 59047
Big Timber	101 McLeod St.	2012		$403	2,004
	Big Timber, MT 59011
Billings	455 S 24th St. West	2012	*	$96	3,778
	Billings, MT 59102
Missoula - Higgins	200 N Higgins -	2012	*	$261	3,079
	Missoula, MT 59802
Missoula - Reserve	1510 S Reserve St	2012	*	$63	4,320
	Missoula, MT 59801
Hamilton - Bank	711 S First Street	2012		$1,051	4,870
	Hamilton, MT 59840
Helena Operations Center	3210 Euclid Ave	2012		$482	6,758
	3203 Broadwater Ave.
Bozeman Home Loan	1006 W Main St	2012	*	$49	2,981
	Bozeman, MT 59715
Missoula Home Loan	2800 S Reserve St	2012	*	$53	2,965
	Missoula, MT 59801
Kalispell Home Loan	135 Hutton Ranch Rd	2012	*	$32	1,494
	Kalispell, MT 59901

* Leased location

As of June 30, 2013, the net book value of land, buildings, furniture, and equipment owned by American Federal, less accumulated depreciation, totaled $18.94 million.

ITEM 3.	LEGAL PROCEEDINGS.

American Federal, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which American Federal Savings Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of American Federal.  There were no lawsuits pending or known to be contemplated against Eagle or American Federal as of June 30, 2013.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Global Market under the symbol “EBMT.”  At the close of business on June 30, 2013, there were 3,898,685 shares of common stock outstanding, held by approximately 1,000 shareholders of record.  The closing price of the common stock on June 30, 2013, was $10.67 per share.  The following table sets forth the range of high and low closing prices for our common stock during each quarter of the two fiscal years ended June 30, 2013 and 2012.

			Dividends
Quarter Ended	High Close	Low Close	Paid
Fiscal Year 2013
June 30, 2013	$11.07	$10.52	$0.07250
March 31, 2013	$10.99	$10.26	$0.07250
December 31, 2012	$10.79	$10.11	$0.07125
September 30, 2012	$10.85	$10.00	$0.07125
Fiscal Year 2012
June 30, 2012	$10.25	$9.90	$0.07125
March 31, 2012	$10.18	$9.75	$0.07125
December 31, 2011	$10.49	$9.50	$0.07125
September 30, 2011	$10.82	$10.40	$0.07125

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

The Company did not purchase any shares of our common stock during the fourth quarter of our fiscal year ended June 30, 2013.

On July 1, 2013, the Company announced that its Board of Directors authorized a common stock repurchase program for 150,000 shares of common stock, effective July 1, 2013.  The program was intended to be implemented through purchases made from time to time in the open market or through private transactions.

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

American Federal Savings Bank has a strong mortgage lending focus, with the majority of its loan originations in single-family residential mortgages, which has enabled it to successfully market home equity loans, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.).  In recent years we have also focused on adding commercial loans to our portfolio, both real estate and non-real estate.  We have made significant progress in this initiative.  As of June 30, 2013, commercial real estate and land loans and commercial business loans represented 34.32% and 10.04% of the total loan portfolio, respectively.  The purpose of this diversification is to mitigate our dependence on the mortgage market, as well as to improve our ability to manage our interest rate spread.  With the acquisition of the Sterling Bank branches, the investment portfolio grew substantially during the current fiscal year.  As such, management is also focused on decreasing the investment portfolio as a percentage of total assets and offset this with growth in the loan portfolio.  American Federal Savings Bank’s management recognizes that fee income will also enable it to be less dependent on specialized lending and it now maintains a significant loan serviced portfolio, which provides a steady source of fee income.  As of June 30, 2013, we had mortgage servicing rights, net of $3.19 million compared to $2.22 million as of June 30, 2012.  The gain on sale of loans also provides significant fee income in periods of high mortgage loan origination volumes.  Fee income is also supplemented with fees generated from our deposit accounts.  American Federal Savings Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread.  Non-maturity deposits do not automatically reprice as interest rates rise, as do certificates of deposit.

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

The level and movement of interest rates impacts the Bank’s earnings as well.  For the 2013 fiscal year the short end of the yield curve was fairly static as the Federal Open Market Committee maintained the fed funds rate at a target of 0 to 25 basis points while the long end of the curve moved upward.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. Upon completion of the acquisition 7 branches from another bank the Company has recorded goodwill and has adopted the provisions of this pronouncement.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update require entities to report significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income. For all other amounts an entity is required to cross-reference other disclosures that provide additional detail about these amounts. The amendments are effective during the interim and annual periods beginning after December 15, 2012. The Company adopted this guidance and it did not have a significant impact on the consolidated financial statements.

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

FINANCIAL CONDITION

Introduction.
Growth in a number of the categories referenced herein was significantly impacted by the acquisition of the Sterling Bank branches in November of 2012.  Total assets increased $183.24 million, or 55.98%, to $510.53 million at June 30, 2013, from $327.30 million at June 30, 2012.  Total liabilities increased by $187.65 million, or 68.57%, to $461.30 million at June 30, 2013, from $273.65 million at June 30, 2012.  The loan portfolio increased $40.84 million during the year.  Total deposits increased $197.76 million.  Noninterest checking increased $29.55 million or 126.13%, to $52.97 million at June 30, 2013, and money market accounts increased $56.87, or 199.63%.  Interest bearing checking accounts increased $19.75 million, or 42.82%, to $65.88 million at June 30, 2013.   Certificates of deposits increased $76.13 million, or 93.58%, to $157.49 million at June 30, 2013.  All of these increases were principally from the acquisition of the Sterling Bank branches previously noted.

Balance Sheet Details.
Loans receivable increased $40.84 million, or 23.49% to $214.68 million from $173.84 million.  Though loan originations were relatively strong, much of the loan origination volume was in 30 and 15 year fixed rate one- to four-family residential mortgages which were primarily sold in the secondary market.  We sold $228.92 million in loans during fiscal year 2013, an increase of $129.41 million from $99.51 million sold in fiscal year 2012.  The amount of loans sold in fiscal year 2013 was exceptionally high, particularly in the second half of the fiscal year, as the Bank had fully integrated the mortgage lending operations of the Sterling Bank Montana home loan operations.  Likewise significant refinance volume of one- to four-family residential mortgages continued due to the historical low mortgage interest rates.  Origination activity in all loan categories, increased in the current fiscal year.  Commercial real estate and land loan originations increased $7.40 million during the year, and residential mortgage loan originations increased $132.76 million.  The available-for-sale investment portfolio increased $129.89 million, or 145.26%, to $218.96 million at June 30, 2013 from $89.28 million at June 30, 2012.  The investment category with the largest increase was municipal securities, which increased $42.38 million.  Premises and equipment increased $3.38 million, which was primarily due to the purchase of the Sterling Bank Montana branches as noted previously.  This was partially offset by depreciation expense.

Total deposits increased by $197.76 million, notwithstanding lower rates on deposits.  The growth was attributable to the acquisition of the Sterling Bank Montana branches and consumers seeking additional safety and protection afforded by increased federal deposit insurance.  Of that increase, certificates of deposit increased $76.13 million, to $157.49 million at June 30, 2013 from $81.36 million at June 30, 2012.  The Bank had no brokered deposits as of June 30, 2013.  Interest-earning checking accounts increased $19.75 million and noninterest checking increased $29.55 million.  Money market accounts increased $56.87 million and savings accounts increased $15.46 million.  In addition to the Sterling Bank Montana branch acquisition, a portion of the deposit growth the Bank has experienced over the last three fiscal years has likely been the result of investor interest in principal protection  during the financial crisis and ensuing economic downturn.  As such, as the financial crisis subsides, we believe deposit growth could be more difficult to achieve on a long-term basis due to significant competition among financial institutions in our markets.  Advances from the FHLB and other borrowings decreased to $34.86 million at year-end 2013 from $42.70 million at year-end 2012, a decrease of $7.84 million and is largely attributable to the availability of retail funding from deposits.

Total shareholders’ equity was $49.23 million at June 30, 2013, a decrease of $4.42 million over the comparable period.  This decrease was due to earnings offset by dividends paid and decreases in net accumulated other comprehensive gain.

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

	For the twelve months ended June 30,
	2013			2012
	(Dollars in thousands)
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(3)	Balance	Dividends	Cost(3)
Assets:
Interest-earning assets:
FHLB stock	$1,972	$-	0.00%	$2,003	$-	0.00%
Loans receivable, net	208,638	11,200	5.37%	188,502	10,884	5.77%
Investment securities	167,118	3,568	2.14%	97,976	3,192	3.26%
Interest-bearing deposits with banks	11,359	30	0.24%	8,693	20	0.20%
Total interest-earning assets	389,087	14,798	3.80%	297,174	14,096	4.74%
Noninterest-earning assets	42,978			33,987
Total assets	$432,065			$331,161

Liabilities and Equity:
Interest-bearing liabilities:
Deposit accounts:
Money market	$63,138	$87	0.14%	$27,936	$37	0.13%
Savings	48,058	37	0.08%	38,344	39	0.10%
Checking	55,305	28	0.05%	43,863	24	0.05%
Certificates of deposit	125,327	1,046	0.83%	82,317	974	1.18%
Advances from FHLB & subordinated debt	38,781	1,049	2.70%	58,806	2,091	3.55%
Total interest-bearing liabilities	330,609	2,247	0.68%	251,266	3,165	1.26%
Non-interest checking	42,305			22,030
Other noninterest-bearing liabilities	5,365			4,190
Total liabilities	378,279			277,486

Total equity	53,786			53,675

Total liabilities and equity	$432,065			$331,161
Net interest income/interest rate spread(1)		$12,551	3.12%		$10,931	3.48%

Net interest margin(2)			3.23%			3.68%
Total interest-earning assets to interest-bearing liabilities			117.69%			118.27%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(2)	Net interest margin represents income before the provision for loan losses divided by average interest-earning assets.
(3)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.

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

	For the Years Ended June 30,
	Increase (Decrease)
	(In thousands)
	2013 vs 2012			2012 vs 2011
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest earning assets:
Loans receivable, net	$1,163	$(847)	$316	$200	$(595)	$(395)
Investment securities	2,253	(1,877)	376	(309)	(158)	(467)
Interest-bearing deposits with banks	5	5	10	10	(14)	(4)
Other earning assets	-		-	-	-	-
Total interest earning assets	3,421	(2,719)	702	(99)	(767)	(866)

Interest-bearing liabilities:
Savings, money market and checking accounts	63	(11)	52	9	(31)	(22)
Certificates of deposit	508	(436)	72	(31)	(266)	(297)
Borrowings & subordinated debentures	(711)	(331)	(1,042)	(403)	(202)	(605)
Total interest-bearing liabilities	(140)	(778)	(918)	(425)	(499)	(924)

Change in net interest income	$3,561	$(1,941)	$1,620	$326	$(268)	$58

Comparison of Operating Results for the Years Ended June 30, 2013 and 2012

Net Income.
Eagle’s net income decreased slightly to $1.97 million for the year ended June 30, 2013 from $2.18 million for the year ended June 30, 2012, a decrease of $205,000.  This decrease was the result of increases in noninterest expense of $9.83 million, offset by increases in net interest income of $1.62 million and increases in noninterest income of $6.14 million and decreases in the provision for loan losses of $423,000.  Eagle’s tax provision was also $1.44 million lower in 2013.  Basic earnings per share for the year ended June 30, 2013 were $0.51, compared to $0.59 for the year ended June 30, 2012.  Diluted earnings per share were $0.50 and $0.56 for 2013 and 2012, respectively.

Net Interest Income.
Net interest income increased to $12.55 million for the year ended June 30, 2013, from $10.93 million for the previous year.  This increase of $1.62 million, or 14.82%, was the result of a decrease in interest expense of $918,000 and an increase in interest income of $702,000.  As shown in the “Rate/Volume Analysis”, this increase was mainly attributable to a decrease in average balances in borrowings, larger average balances of deposits and lower rates on deposits largely offset by lower rates on interest earning assets.

Interest and Dividend Income.
Total interest and dividend income was $14.80 million for the year ended June 30, 2013, compared to $14.10 million for the year ended June 30, 2012, an increase of $702,000, or 4.98%.  Interest and fees on loans increased to $11.20 million for 2013 from $10.88 million for 2012.  The increase of $316,000, or 2.90%, was due to a slight increase in the average balances on loans receivable offset by the decrease in average rates, for the year ended June 30, 2013.  Specifically, the average interest rate earned on loans receivable decreased by 40 basis points to 5.37% from 5.77% for the prior year.  Average balances for loans receivable, including loans held for sale, net, for the year ended June 30, 2013 were $208.64 million, compared to $188.50 million for the previous year.  This represents an increase of $20.14 million, or 10.68%.   Interest and dividends on investment securities available-for-sale also increased to $3.57 million for the year ended June 30, 2013 from $3.19 million for the year ended June 30, 2012, an increase of $376,000, or 11.78%.  This increase was the result of higher average balances offset by lower average rates on the AFS portfolio during the year.  Interest earned from deposits at other banks increased slightly for the year ended June 30, 2013 due to larger average balances.

Interest Expense.
Total interest expense decreased to $2.25 million for the year ended June 30, 2013 from $3.17 million for the year ended June 30, 2012, a decrease of $918,000, or 29.0%.  Interest on deposits increased to $1.20 million for the year ended June 30, 2013 from $1.07 million for the year ended June 30, 2012.  This increase of $124,000, or 11.55%, was due primarily to an increase in average balances.  Average balances of deposits increased from $192.46 million to $291.83 million, a total increase of $99.37 million, or 51.63%.  The average cost of deposits decreased 15 basis points, to 0.41% in 2013 from 0.56% in 2012.  All deposit categories experienced increases in average balances in 2013.  The decrease in the average balance of borrowings was augmented by a decrease in the average rate paid and resulted in a decrease in interest paid on borrowings to $1.05 million for the year ended June 30, 2013 from $2.09 million for the year ended June 30, 2012.  The average balance of borrowings decreased by $20.03 million to $38.78 million for the year ended June 30, 2013, compared to $58.81 million for the year ended June 30, 2012 and resulted from decreases in FHLB borrowings and other borrowings stemming from significant inflows of retail deposits as funding sources.  The average rate paid on borrowings decreased to 2.70% in 2013 from 3.55% in 2012.

Provision for Loan Losses.
Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending we conduct  and past due loans in portfolio.  The Bank’s policies require the review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  Using this methodology, a provision to increase the allowance for loan loss by $678,000 was made for the year ended June 30, 2013 while a provision of $1.10 million was made for the year ended June 30, 2012.  This, management believes, adequately reflected a level of total allowances considered adequate.  Total classified assets decreased to $2.56 million at June 30, 2013 from $6.31 million at June 30, 2012.  Total nonperforming loans as a percentage of the total loan portfolio decreased to 0.36% at June 30, 2013, from 1.85% at June 30, 2012.  As of June 30, 2013, American Federal Savings Bank had $550,000 ($704,000 net of allowance for valuation losses of $154,000) in other real estate owned, a decrease of $1.81 million from the $2.37 million held at June 30, 2012.

Noninterest Income.
Total noninterest income increased to $10.31 million for the year ended June 30, 2013, from $4.17 million for the year ended June 30, 2012, an increase of $6.14 million or 147.10%.  This increase was primarily due to decrease in net gain on sale of loans of $3.72 million and a net increase of $621,000 in the value of the fair-value-hedge interest rate swap implemented in August 2010.  Service charges on deposit accounts increased $138,000 to $810,000 for the year ended June 30, 2013 from $672,000 for the year ended June 30, 2012.  This was primarily due to an increase in overdraft fees.  Gain on sale of available for sale securities increased $771,000.  Other noninterest income increased $775,000 to $1.62 million, which primarily was from increased balances in bank owned life insurance.  The single largest item in other noninterest income is earnings from bank owned life insurance of $360,000.

Noninterest Expense.
Noninterest expense increased by $9.83 million or 89.09% to $20.86 million for the year ended June 30, 2013 from $11.03 million for the year ended June 30, 2012.  This increase was primarily due to the costs associated with operating a larger organization resulting from the acquisition of the Sterling Bank Montana branches discussed earlier.  Acquisition costs of $1.92 million were incurred this fiscal year and also contributed to the increase in noninterest expense compared to the prior year.  Consulting fees did decrease $395,000 due to costs associated with a potential acquisition that was examined during the prior fiscal year but did not come to fruition.

Income Tax Expense.
Eagle’s income tax expense was a benefit of $650,000 for the year ended June 30, 2013, compared to $792,000 for the year ended June 30, 2012.  The effective tax rate was negative 49.13% for the year ended June 30, 2013 and 26.67% for the year ended June 30, 2012.  As pretax income was lowered by acquisition costs and higher employee costs, the percent of tax free municipal bond income and Bank owned life insurance income to total income became significant.  Likewise, the deductibility of goodwill for tax purposes caused the company to experience a negative effective tax rate which was furthered by its new markets tax credits first taken during the second quarter of fiscal year 2013.   The Company has equity investments in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”).  Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities.  The federal income tax credits received are claimed over a seven-year credit allowance period.  The federal tax credit benefits were $380,000 for the year ended June 30, 2013.

Liquidity and Capital Resources

Eagle’s subsidiary, American Federal Savings Bank, is required to maintain minimum levels of liquid assets as defined by the Office of the Comptroller of the Currency regulations.  The liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages.  For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined.  In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets.  “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Seattle.  The Bank exceeded those minimum ratios as of both June 30, 2013 and June 30, 2012.

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

Net cash used by the Company’s operating activities, which is primarily comprised of cash transactions affecting net income, was $6.87 million for the year ended June 30, 2013 and $1.55 million for the year ended June 30, 2012.  The change was primarily a result of an increase in the amount of loans held for sale in 2013.

Net cash provided (used) in the Company’s investing activities, which is primarily comprised of cash transactions from the investment securities and mortgage-backed securities portfolios and the loan portfolio, was ($13.13 million) for the year ended June 30, 2013, and $20.74 million for the year ended June 30, 2012.  The decrease in cash provided was primarily due to purchases of available for sale securities in 2013 compared to 2012.

Net cash provided (used) by the Company’s financing activities was $6.35 million for the year ended June 30, 2013, and ($8.92 million) for the year ended June 30, 2012.  The increase in cash was primarily a result of net increases in deposits.

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters.  Management monitors projected liquidity needs and determines the level desirable based in part on Eagle’s commitments to make loans and management’s assessment of Eagle’s ability to generate funds.

At May 31, 2013 (the most recent report available), the Bank’s measure of sensitivity to interest rate movements, as measured internally, decreased slightly from the previous quarter.  The market value of the Bank’s capital position has increased modestly from the previous year due to net income offset by the payment of dividends and the repurchase of Company stock.  The Bank is well within the guidelines set forth by the Board of Directors for interest rate sensitivity.

As of June 30, 2013, the Bank’s regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed “well capitalized” pursuant to OCC rules.  At June 30, 2013, the Bank’s tangible, core, and risk-based capital ratios amounted to 8.64%, 8.64%, and 16.02%, respectively, compared to regulatory requirements of 1.5%, 3.0%, and 8.0%, respectively.

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

Changes in Market Interest Rates (Basis Points)	Economic Value of Equity as % of PV of Assets
	At June 30, 2013 Projected EVE	Board Policy Limit (if applicable)
		Must be no greater than:
+300	-28.9%	-30.0%
+200	-18.7%	-20.0%
+100	-8.4%	-10.0%
0	0%	0%
-100	7.1%	-10.0%

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

Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of June 30, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and  Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Based on that evaluation, our CEO and CFO concluded that as of June 30, 2013, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013.  Based on this assessment, management concluded that, as of June 30, 2013, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2013 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

Except as provided below, the information required by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our directors may be found under the caption “Proposal I – Election of Directors” in our Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”).  The information in the Proxy Statement set forth under the captions of “Section 16 (a) Beneficial Ownership Reporting Compliance”, “Board Meetings and Committees”, “Structure of the Board of Directors”, “The Board’s Role in Risk Oversight”, and “Code of Ethics” is incorporated herein by reference.

Executive Officers of the Registrant
The following is a list of the names and ages of our executive officers, all positions and offices held by each person and each person’s principal occupations or employment during the past five years.  There are no family relationships between any executive officers and directors.

Peter J. Johnson, President & Chief Executive Officer	Age 56
Mr.  Johnson has served as President of the Bank and Eagle since July 2007 and CEO since November 2007.  Prior to being named President, he had served as the Company’s Executive Vice President and Chief Financial Officer.  He joined the Bank in 1981.  He serves on the Montana Independent Bankers Association board of directors and recently served on the Federal Reserve Board’s Community Depository Institution Advisory Council.  He is a past chairman of both the Helena Area Chamber of Commerce and the Diocese of Helena Finance Council.  He is also a member of the Rotary Club of Helena.

Clinton J. Morrison, Senior Vice President & Chief Financial Officer	Age 43
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

Michael C. Mundt, Senior Vice President & Chief Lending Officer	Age 59
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

Rachel R. Amdahl, Senior Vice President/Operations	Age 44
Mrs.  Amdahl has served as Senior Vice President/Operations of the Bank since February 2006.  Prior to being named the Senior Vice President/Operations, she served as Vice President/Operations since 2000.  She joined the Bank in 1987.  She currently serves on the Lewis and Clark County United Way board of directors.  She also is a member of the Women’s Leadership Network.

Tracy A. Zepeda, Senior Vice President/Branch Retail Administration	Age 34
Ms.  Zepeda has served as the Senior Vice President/Retail Branches Officer of the Bank since December 2012.  Prior to being named Senior Vice President/Branch Retail Administration she served in a position with similar duties at Sterling Savings Bank.

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

The information in the Proxy Statement set forth under the captions of “Proposal IV – Ratification of Appointment of Independent Auditors” is incorporated herein by reference.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	The following documents are filed as part of this report: The audited Consolidated Statements of Financial Condition of Eagle Bancorp Montana, Inc. and subsidiaries as of June 30, 2013 and June 30, 2012 and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Shareholder Equity and Consolidated Statements of Cash Flows for the years then ended, together with the related notes and independent auditor’s reports.

	(2)	Schedules omitted as they are not applicable.

	(3)	Exhibits.

Exhibits 10.1 through 10.21 are management contracts or compensatory plans or arrangements.

**	3.1	Amended and Restated Certificate of Incorporation of Eagle Bancorp Montana, Inc.

*	3.2	Bylaws of Eagle Bancorp Montana, Inc.

*	4	Form of Common Stock Certificate of Eagle Bancorp Montana, Inc.

***	10.1	Employee Stock Ownership Plan.

****	10.2	Eagle Bancorp 2000 Stock Incentive Plan.

*	10.3	Employment Contract, effective as of October 1, 2009, between Peter J. Johnson and American Federal Savings Bank.

*	10.4	Form of Change in Control Agreement between Clinton J. Morrison and American Federal Savings Bank.

*	10.5	Form of Change in Control Agreement between Michael C. Mundt and American Federal Savings Bank.

*	10.6	Form of Change in Control Agreement between Rachel R. Amdahl and American Federal Savings Bank.

*	10.7	Amendment No. 1 to Employment Contract, effective as of January 22, 2010, between Peter J. Johnson and American Federal Savings Bank.

*	10.8	Salary Continuation Agreement, dated April 18, 2002, between Larry A. Dreyer and American Federal Savings Bank.

*	10.9	First Amendment to Salary Continuation Agreement, dated December 31, 2006, between Larry A. Dreyer and American Federal Savings Bank.

*	10.10	Salary Continuation Agreement, dated April 18, 2002, between Peter J. Johnson and American Federal Savings Bank.

*	10.11	First Amendment to Salary Continuation Agreement, dated December 31, 2006, between Peter J. Johnson and American Federal Savings Bank.

*	10.12	Salary Continuation Agreement, dated November 15, 2007, between Clinton J. Morrison and American Federal Savings Bank.

*	10.13	Salary Continuation Agreement, dated April 18, 2002, between Michael C. Mundt and American Federal Savings Bank.

*	10.14	First Amendment to Salary Continuation Agreement, dated December 31, 2006, between Michael C. Mundt and American Federal Savings Bank.

*	10.15	Salary Continuation Agreement, dated November 16, 2006, between Rachel R. Amdahl and American Federal Savings Bank.

*	10.16	American Federal Savings Bank Split-Dollar Plan, effective October 21, 2004.

*	10.17	Summary of American Federal Savings Bank Bonus Plan.
	10.18
2011 Stock Incentive Plan for Directors, Officers and Employees (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-8 (File No.  333-182360) filed with the SEC on June 27, 2012)

	10.19
Purchase and Assumption Agreement, dated June 29, 2012, by and among Sterling Savings Bank, Eagle Bancorp Montana, Inc.  and American Federal Savings Bank (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 2, 2012)

*	21.1	Subsidiaries of Registrant.
	23.1	Consent of Davis Kinard & Co, PC

	31.1	Certification by Peter J. Johnson, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Signatures	Title	Date

/s/ Peter J. Johnson	President & Chief Executive Officer	9/19/2013
Peter J. Johnson	Director (Principal Executive Officer)

/s/ Clinton J. Morrison	Senior Vice President and Chief Financial Officer	9/19/2013
Clinton J. Morrison	(Principal Financial Officer and Principal Accounting Officer)

/s/ Larry A. Dreyer	Chairman	9/19/2013
Larry A. Dreyer

/s/ James A. Maierle	Vice Chairman	9/19/2013
James A. Maierle

/s/ Rick F. Hays	Director	9/19/2013
Rick F. Hays

/s/ Lynn E. Dickey	Director	9/19/2013
Lynn E. Dickey

/s/ Maureen J. Rude	Director	9/19/2013
Maureen J. Rude

/s/ Thomas J. McCarvel	Director	9/19/2013
Thomas J. McCarvel

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

June 30, 2013 and 2012

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Eagle Bancorp Montana, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Eagle Bancorp Montana, Inc. and Subsidiaries (Eagle) as of June 30, 2013 and 2012 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the two period ended June 30, 2013. Eagle’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp Montana, Inc. and Subsidiaries as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

Certified Public Accountants

Abilene, Texas July 25, 2013

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
June 30, 2013 and 2012
(Dollars in Thousands, Except for Per Share Data)

Assets	2013	2012

Cash and due from banks	$3,776	$3,534
Interest bearing deposits in banks	2,385	16,280
Federal funds sold	-	-
Cash and cash equivalents	6,161	19,814

Securities available-for-sale	218,963	89,277
FHLB stock restricted, at cost	1,931	2,003
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held for sale	20,807	10,613
Loans receivable, net of deferred loan fees of $117 in 2013 and $164 in 2012 and
allowance for loan losses of $2,000 in 2013 and $1,625 in 2012	214,677	173,839
Accrued interest and dividend receivable	2,387	1,371
Mortgage servicing rights, net	3,192	2,218
Premises and equipment, net	18,943	15,561
Cash surrender value of life insurance	10,869	9,172
Real estate and other assets aquired in settlement of loans, net	550	2,361
Goodwill	6,890	-
Core deposit intangible	922	-
Other assets	4,087	915

	$510,534	$327,299

Liabilities and Shareholders' Equity

Noninterest bearing	$52,972	$23,425
Interest bearing	364,779	196,564
Total deposits	417,751	219,989

Accrued expenses and other liabilities	3,535	5,809
FHLB advances and other borrowings	34,861	42,696
Subordinated debentures	5,155	5,155
Total liabilities	461,302	273,649

Shareholders' equity

Preferred stock, no par value; 1,000,000
shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value; 8,000,000 shares
authorized; 4,083,127 shares issued;
3,898,685 and 3,878,971 shares outstanding at
June 30, 2013 and 2012, respectively	41	41
Capital surplus	22,109	22,112
Unallocated common stock held by ESOP	(1,390)	(1,556)
Treasury stock, at cost	(1,993)	(2,210)
Retained earnings	33,849	32,990
Net accumulated other comprehensive (loss) gain	(3,384)	2,273
Total shareholders' equity	49,232	53,650

	$510,534	$327,299

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended June 30, 2013 and 2012
(Dollars in Thousands, Except for Per Share Data)

	2013	2012
Interest and dividend income
Loans, including fees	$11,200	$10,884
Securities available-for-sale	3,568	3,192
Trust preferred securities	3	3
Deposits with banks	27	17
Total interest income	14,798	14,096

Interest expense
Deposits	1,198	1,074
FHLB advances and other borrowings	956	1,994
Subordinated debentures	93	97
Total interest expense	2,247	3,165

Net interest income	12,551	10,931

Provision for loan losses	678	1,101

Net interest income after provision for loan losses	11,873	9,830

Noninterest income
Service charges on deposit accounts	810	672
Net gain on sale of loans
(includes $193 and $18 for 2013 and 2012, respectively, related
to accumulatd other comprehensive earnings reclassification)	5,417	1,695
Mortgage loan service fees	1,024	891
Net realized gain on sales of available for sale securities
(includes $1,261 and $490 for 2013 and 2012, respectively, related
to accumulatd other comprehensive earnings reclassification)	1,261	490
Net gain (loss) on fair value hedge FASB ASC 815	204	(417)
Net loss on sale of foreclosed assets	(26)	(6)
Other income	1,624	849
Total noninterest income	10,314	4,174

Noninterest expenses
Salaries and employee benefits	10,344	5,072
Occupancy and equipment expense	2,242	1,380
Data processing	1,326	611
Advertising	946	568
Amortization of mortgage servicing rights	752	629
Amortization of core deposit intangible and tax credits	360	-
Federal insurance premiums	264	187
Postage	138	123
Legal, accounting, and examination fees	439	342
Consulting fees	133	528
Acquisition costs	1,920	-
Provision for valuation loss on foreclosed assets	192	169
Other expense	1,808	1,425
Total noninterest expenses	20,864	11,034

Income before income taxes	1,323	2,970

Income tax (benefit) expense
(includes ($3,891) and $734 for 2013 and 2012,
respectively, related to income tax (benefit) expense
from reclassification items)	(650)	792

Net income	$1,973	$2,178

Basic earnings per share	$0.51	$0.59

Diluted earnings per share	$0.50	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended June 30, 2013 and 2012
(Dollars in Thousands, Except for Per Share Data)

	2013	2012

NET INCOME	$1,973	$2,178

OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in unrealized gain (loss) on investment securities
available for sale, before income taxes	(8,676)	1,388
Reclassification adjustment for realized gains on investment
securities included in net earnings, before income tax	(1,261)	(490)
Change in fair value of derivatives designated as cash flow hedges,
before income taxes	582	193
Reclassification adjustment for realized gains on derivatives
designated as cashflow hedges, before income tax	(193)	(18)

Total other items of comprehensive income	(9,548)	1,073

Income tax benefit (expense) related to:
Investment securities	4,049	(661)
Derivatives designated as cash flow hedges	(158)	(73)
	3,891	(734)

COMPREHENSIVE (LOSS) INCOME	$(3,684)	$2,517

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
Years Ended June 30, 2013 and 2012
(Dollars in Thousands, Except for Per Share Data)

							Accumulated
				Unallocated			Other
	Preferred	Common	Capital	ESOP	Treasury	Retained	Comprehensive
	Stock	Stock	Surplus	Shares	Stock	Earnings	Gain/(Loss)	Total

Balance at July 1, 2011	$-	$41	$22,110	$(1,722)	$(1,796)	$31,918	$1,934	$52,485

Net income						2,178		2,178

Other comprehensive income							339	339

Dividends paid						(1,106)		(1,106)

Treasury stock purchased
(39,716 shares @ $10.43 average cost per share )					(414)			(414)

ESOP shares allocated or committed
to be released for allocation (16,616) shares			2	166				168

Balance at June 30, 2012	$-	$41	$22,112	$(1,556)	$(2,210)	$32,990	$2,273	$53,650

Net income						1,973		1,973

Other comprehensive income							(5,657)	(5,657)

Dividends paid						(1,114)		(1,114)

Stock compensation issued
(19,714 shares @ $10.48 average cost per share )			(11)		217	-		206

ESOP shares allocated or committed
to be released for allocation (16,616) shares			8	166				174

Balance at June 30, 2013	$-	$41	$22,109	$(1,390)	$(1,993)	$33,849	$(3,384)	$49,232

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended June 30, 2013 and 2012
(Dollars in Thousands, Except for Per Share Data)

	2013	2012
Cash flows from operating activities
Net income	$1,973	$2,178
Adjustments to reconcile net income to
net cash used for operating activities
Provision for other real estate owned valuation losses	192	169
Provision for loan losses	678	1,101
Depreciation	931	760
Net amortization of securities premium & discounts	2,169	374
Amortization of capitalized mortgage servicing rights	752	629
Amortization of core deposit intangible and tax credits	360	-
Net gain on sale of loans held for sale	(5,417)	(1,695)
Net realized gain on sales of available-for-sale securities	(1,261)	(490)
Net loss on sale of foreclosed real estate	26	6
Net (gain)/loss on fair value hedge	(204)	417
Net gain on sale/disposal of fixed assets	(285)	-
Appreciation in cash surrender value of life insurance, net	(297)	(272)
Net change in
Loans held for sale	(4,388)	(6,958)
Accrued interest receivable	(1,016)	187
Other assets	(1,360)	593
Accrued expenses and other liabilities	272	1,454
Net cash used for operating activities	(6,875)	(1,547)

Cash flows from investing activities
Activity in available-for-sale securities
Sales	19,501	9,000
Maturities, prepayments and calls	32,888	20,961
Purchases	(192,919)	(15,526)
FHLB-Seattle stock redeemed	72	-
Proceeds from purchase of Sterling Bank branches, net of cash paid	130,094	-
Loan originations and principal collections, net	(2,476)	8,087
Purchase of bank owned life insurance	(1,400)	(2,000)
Proceeds from sale of foreclosed real estate	1,856	386
Procceds from sale of premises and equipment	647	-
Additions to premises and equipment	(1,391)	(170)
Net cash (used for) provided by investing activities	(13,128)	20,738

Cash flows from financing activities
Net increase in deposits	15,299	10,803
Net change in advances from the FHLB and other borrowings	(7,835)	(18,200)
Purchase of treasury stock, at cost	-	(414)
Dividends paid	(1,114)	(1,106)
Net cash provided by (used for) financing activities	6,350	(8,917)

Net change in cash and cash equivalents	(13,653)	10,274

Cash and cash equivalents at beginning of year	19,814	9,540

Cash and cash equivalents at end of year	$6,161	$19,814

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

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

The Bank is headquartered in Helena, Montana, and operates additional branches in Butte, Bozeman, Billings, Big Timber, Livingston, Missoula, Hamilton, and Townsend, Montana.  It also operates three separate mortgage loan origination locations in Bozeman, Missoula, and Kalispell, Montana.  The Bank’s market area is concentrated in southern Montana, to which it primarily offers commercial, residential, and consumer loans.  The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities.  Collectively, Eagle Bancorp Montana Inc., and the Bank are referred to herein as “the Company.”

Principles of Consolidation

The consolidated financial statements include the accounts of Eagle Bancorp Montana Inc. the Bank, Eagle Bancorp Statutory Trust I, and AFSB NMTC Investment Fund, LLC.  All significant intercompany transactions and balances have been eliminated in consolidation.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 1:        Summary of Significant Accounting Policies – continued

Use of Estimates

In preparing financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights, the valuation of financial instruments, deferred tax assets and liabilities, and the valuation of foreclosed assets.  In connection with the determination of the estimated losses on loans, foreclosed assets, and valuation of mortgage servicing rights, management obtains independent appraisals and valuations.

Significant Group Concentrations of Credit Risk

Most of the Company’s business activity is with customers located within Montana.  Note 3 discusses the types of securities that the Company invests in.  Note 4 discusses the types of lending that the Company engages in.  The Company does not have any significant concentrations to any one industry or customer.

The Company carries certain assets with other financial institutions which are subject to credit risk by the amount such assets exceed federal deposit insurance limits. At June 30, 2013 and June 30, 2012, no account balances were held with correspondent banks that were in excess of FDIC insured levels, except for federal funds sold or deposit balances held at FHLB Seattle.  Also, from time to time, the Company is due amounts in excess of FDIC insurance limits for checks and transit items.  Management monitors the financial stability of correspondent banks and considers amounts advanced in excess of FDIC insurance limits to present no significant additional risk to the Company.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “cash and due from banks,”  “interest bearing deposits in banks,” and “federal funds sold” all of which mature within ninety days.

The Bank is required to maintain a reserve balance with the Federal Reserve Bank.  The Bank properly maintained amounts in excess of required reserves of $0 as of June 30, 2013 and $50,000 as of June 30, 2012.

Investment Securities

The Company can designate debt and equity securities as held-to-maturity, available-for-sale, or trading. Currently all securities are designated as available for sale.

Held-to-maturity – Debt investment securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts.  Premiums are amortized and discounts are accreted using the interest method over the period remaining until maturity.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 1:	Summary of Significant Accounting Policies – continued

Investment Securities – continued

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

Trading – No investment securities were designated as trading at June 30, 2013 and 2012.

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is a restricted investment carried at cost ($100 per share par value), which approximates its fair value.  As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances.  The Company may request redemption at par value of any stock in excess of the amount it is required to hold.  Stock redemptions are made at the discretion of the FHLB.  The Bank redeemed 712 shares during the year ended June 30, 2013 and none in the year ended June 30, 2012.

Mortgage Loans Held-for-Sale

Mortgage loans originated and intended for sale in the secondary market are carried at fair value, determined in aggregate, plus the fair value of associated derivative financial instruments.  Net unrealized losses, if any, are recognized in a valuation allowance by a charge to income.

Loans

The Company grants mortgage, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by mortgage loans in Montana.  At June 30, 2013 and 2012, the ability of the Company’s debtors to honor their contracts is dependent upon the general economic conditions in this area.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 1:	Summary of Significant Accounting Policies – continued

Mortgage Servicing Rights – continued

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type.  Impairment is recognized through a valuation allowance for an individual tranche, to the extent that the fair value is less than the capitalized amount for the tranches.  If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.  Capitalized servicing rights are reported as assets and are amortized into noninterest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned.  The amortization of mortgage servicing rights is netted against loan servicing fee income.

Cash Surrender Value of Life Insurance

Life insurance policies are initially recorded at cost at the date of purchase.  Subsequent to purchase, the policies are periodically adjusted for fair value.  The adjustment to fair value increases or decreases the carrying value of the policies and is recorded as an income or expense on the consolidated statement of income.  For the years ended June 30, 2013 and 2012 there were no adjustments to fair value that were outside the normal appreciation in cash surrender value.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

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

The Company recognizes interest accrued on penalties related to unrecognized tax benefits in tax expense.  During the years ended June 30, 2013 and 2012, the Company recognized no interest and penalties.  Based on management’s analysis, the Company did not have any uncertain tax positions as of June 30, 2013 or 2012.  The Company files tax returns in the U.S. federal jurisdiction and the State of Montana.  There are currently no income tax examinations underway for these jurisdictions.  The Company’s income tax returns are subject to examination by relevant taxing authorities as follows: U.S. Federal income tax returns for tax years 2010 and forward; Montana income tax returns for tax years 2010 and forward.

Treasury Stock

Treasury stock is accounted for on the cost method and consists of 184,442 shares in 2013 and 204,156 shares in 2012.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs were approximately $946,000 and $568,000 for the years ended June 30, 2013 and 2012, respectively.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 1:	Summary of Significant Accounting Policies – continued

Earnings Per Share

Earnings per common share is computed using the two-class method prescribed under ASC Topic 260, “Earnings Per Share.” ASC Topic 260 provides that unvested share based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested stock awards are participating securities. Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 2 - Shareholders’ Equity and Earnings Per Common Share.

Derivatives

Derivatives are recognized as assets and liabilities on the consolidated statement of financial condition and measured at fair value.  For exchange-traded contracts, fair value is based on quoted market prices.  For nonexchange traded contracts, fair value is based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant management judgment or estimation.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 1:	Summary of Significant Accounting Policies – continued

Derivatives – continued

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

Forward Loan Sale Commitments

The Company carefully evaluates all loan sales agreements to determine whether they meet the definition of a derivative as facts and circumstances may differ significantly.  If agreements qualify, to protect against the price risk inherent in derivative loan commitments, the Company uses both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.  Mandatory delivery contracts are accounted for as derivative instruments.  Accordingly, forward loan sale commitments are recognized at fair value on the consolidated statement of financial condition in other assets and liabilities with changes in their fair values recorded in other noninterest income.

The Company estimates the fair value of its forward loan sales commitments using a methodology similar to that used for derivative loan commitments.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

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

Business Combinations, Goodwill and Other Intangible Assets

Authoritative guidance requires that all business combinations initiated after December 31, 2001, be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  The guidance also addresses the initial recognition and measurement of intangible assets acquired in a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. The guidance provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment.

The goodwill recorded on the acquisition of the branches of Sterling Bank in the 2nd quarter of 2013 amounted to $6,890,000 and is not subject to amortization as a result of the guidance.  The Company conducted a goodwill impairment test for the year ended June 30, 2013.  There were no reductions of recorded goodwill resulting from the impairment tests.  Other identifiable intangible assets recorded by the Company represent the future benefit associated with the acquisition of the core deposits of the Sterling Branches and are being amortized over 7 years utilizing a method that approximates the expected attrition of the deposits.  This amoritization expense is included in the noninterest expense section of the consolidated statements of income.

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. Upon completion of the acquisition of 7 branches from another bank, the Company has recorded goodwill and has adopted the provisions of this pronouncement.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 1:        Summary of Significant Accounting Policies – continued

Recent Accounting Pronouncements – continued

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update require entities to report significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income. For all other amounts an entity is required to cross-reference other disclosures that provide additional detail about these amounts. The amendments are effective during the interim and annual periods beginning after December 15, 2012. The Company adopted this guidance and it did not have a significant impact on the consolidated financial statements.

NOTE 2:        Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended June 30:

	2013	2012
(Dollars In Thousands, Except for Per Share Data)
Weighted average shares outstanding during the
year on which basic earnings per share is calculated	$3,892,042	$3,725,002
Add: dilutive effect of stock compensation	85,519	193,564
Average outstanding shares on which
diluted earnings per share is calculated	3,977,561	3,918,566

Net income applicable to common stockholders	$1,973	$2,178
Basic earnings per share	$0.51	$0.59
Diluted earnings per share	$0.50	$0.56

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 3:        Securities

The Company’s investment policy requires that the Company purchase only high-grade investment securities.  Most municipal obligations are categorized as “A” or better by a nationally recognized statistical rating organization.  These ratings are achieved because the securities are backed by the full faith and credit of the municipality and also supported by third-party credit insurance policies.  Mortgage backed securities and collateralized mortgage obligations are issued by government sponsored corporations, including Federal Home Loan Mortgage Corporation, Fannie Mae, and the Guaranteed National Mortgage Association.  The amortized cost and fair values of securities, together with unrealized gains and losses, are as follows:

	June 30, 2013

		Gross	Gross
(Dollars in Thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value

U.S. Government and agency	$50,904	$514	$(487)	$50,931
Municipal obligations	88,948	1,072	(5,584)	84,436
Corporate obligations	9,130	84	(153)	9,061
Mortgage-backed securites - government-backed	27,680	35	(813)	26,902
CMOs - government backed	48,594	307	(1,268)	47,633

Total securities available for sale	$225,256	$2,012	$(8,305)	$218,963

	June 30, 2012

		Gross	Gross
(Dollars in Thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value

U.S. Government and agency	$20,557	$508	$(10)	$21,055
Municipal obligations	39,332	2,835	(107)	42,060
Corporate obligations	3,937	82	(74)	3,945
Mortgage-backed securites - government-backed	6,791	56	-	6,847
Private label CMOs	210	-	(41)	169
CMOs - government backed	14,807	416	(22)	15,201

Total securities available for sale	$85,634	$3,897	$(254)	$89,277

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
NOTE 3:        Securities – continued

The Company has not entered into any interest rate swaps, options, or futures contracts relating to investment securities.

Gross recognized gains on securities available-for-sale were $1,323,000 and $512,000 for the years ended June 30, 2013 and 2012, respectively.  Gross realized losses on securities available-for-sale were $62,000, and $22,000 for the years ended June 30, 2013 and 2012, respectively.

The amortized cost and fair value of securities at June 30, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in Thousands)	Cost	Value

Due in one year or less	$5,159	$5,217
Due from one to five years	11,220	11,537
Due from five to ten years	21,687	21,682
Due after ten years	110,916	105,992

	148,982	144,428

Mortgage-backed securites - government-backed	27,680	26,902
CMOs - government backed	48,594	47,633
Total	$225,256	$218,963

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 3:	Securities – continued

At June 30, 2013 and 2012, securities with a carrying value of $9,640,000 and $14,665,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The following table discloses, as of June 30, 2013 and 2012, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	Less than 12 months		12 months or longer

	June 30, 2013
(Dollars in Thousands)
	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

U.S. Government and agency	$19,615	$487	$-	$-
Corporate obligations	5,017	153	-	-
Municipal obligations	60,910	5,495	539	89
Mortgage-backed & CMOs	52,548	2,080	309	1

Total	$138,090	$8,215	$848	$90

	June 30, 2012

U.S. Government and agency	$1,751	$8	$341	$2
Corporate obligations	-	-	884	74
Municipal obligations	1,760	2	1,402	105
Private label CMOs	-	-	168	41
Mortgage-backed & CMOs	2,514	22	-	-

Total	$6,025	$32	$2,795	$222

The table above shows the Company’s investment gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2013 and 2012.  126 and 25 securities were in an unrealized loss position as of June 30, 2013 and 2012, respectively.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 3:	Securities – continued

At June 30, 2013, 98 U.S. Government and agency securities and municipal obligations have unrealized losses with aggregate depreciation of approximately 6.96% from the Company's amortized cost basis.  These unrealized losses are principally due to changes in interest rates and credit spreads.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts' reports.  The fair value of these securities represents less than 36.1% of the total fair value of all securities available for sale and their unrealized loss is less than $6,071,000 as of June 30, 2013.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

At June 30, 2013, 23 mortgage backed and CMO securities have unrealized losses with aggregate depreciation of approximately 3.79% from the Company’s cost basis. We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market. Management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected. In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. There has been no disruption of the scheduled cash flows on any of the securities. Management’s analysis as of June 30, 2013 revealed no expected credit losses on the securities.

At June 30, 2013, 5 corporate obligation had an unrealized loss with aggregate depreciation of approximately 2.96% from the Company's cost basis.  This unrealized loss is principally due to changes in interest rates.  No credit issues have been identified that cause management to believe the declines in market value are other than temporary.  In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

At June 30, 2012, 17 U.S. Government and agency securities and municipal obligations have unrealized losses with aggregate depreciation approximately 3.57% from the Company's amortized cost basis.  These unrealized losses are principally due to changes in interest rates and credit spreads.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts' reports.  The fair value of these securities represents approximately 3.54% of the total fair value of all securities available for sale and their unrealized loss is less than $115,000 as of June 30, 2012.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 3:	Securities – continued

At June 30, 2012, 7 mortgage backed and CMO securities have unrealized losses with aggregate depreciation of approximately 2.33% from the Company’s cost basis. We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market. Management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected. In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. There has been no disruption of the scheduled cash flows on any of the securities. Management’s analysis as of June 30, 2012 revealed no expected credit losses on the securities. One of the CMO securities is non-agency securities (backed by Alt-A collateral) which has a rating below investment grade from the credit rating agencies. The fair value of this security represents less than 0.19% of the total fair value of all securities available for sale and its unrealized loss is $41,000 as of June 30, 2012.

At June 30, 2012, 1 corporate obligation had an unrealized loss with aggregate depreciation of approximately 7.72% from the Company's cost basis.  This unrealized loss is principally due to changes in interest rates.  No credit issues have been identified that cause management to believe the declines in market value are other than temporary.  In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 4:        Loans

A summary of the balances of loans follows:

	June 30,

	2013	2012
(Dollars in Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$70,453	$61,671
Commercial real estate	74,395	64,672
Real estate construction	2,738	1,455
Other loans:
Home equity	35,660	23,709
Consumer	11,773	8,778
Commercial	21,775	15,343
Subtotal	216,794	175,628
Less: Allowance for loan losses	(2,000)	(1,625)
Deferred loan fees, net	(117)	(164)

Total loans, net	$214,677	$173,839

Within the commercial real estate loan category above, $13,134,000 and $21,610,000 was guaranteed by the United States Department of Agriculture Rural Development, at June 30, 2013 and 2012, respectively.

The following is a summary of changes in the allowance for loan losses:

	June 30,

	2013	2012
(Dollars in Thousands)
Balance at beginning of period	$1,625	$1,800
Provision for loan losses	678	1,101
Loans charged off	(365)	(1,296)
Recoveries of loans previously charged off	62	20

Balance at end of period	$2,000	$1,625

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 4:        Loans – continued

Non-Performing Assets – The following table sets forth information regarding non-performing assets as of the dates indicated.

	June 30,	June 30,
	2013	2012
	(Dollars in Thousands)

Non-accrual loans	$470	$1,814
Accruing loans delinquent 90 days or more	-	-
Restructured loans, net	303	1,404
Total nonperforming loans	773	3,218
Real estate owned and other repossessed assets, net	550	2,361
Total non-performing assets	$1,323	$5,579

Total non-performing assets as a percentage of total assets	0.3%	1.7%

Allowance for loan losses	$2,000	$1,625

Percent of allowance for loan losses to non-performing loans	258.7%	50.5%

Percent of allowance for loan losses to non-performing assets	151.2%	29.1%

The following table sets forth information regarding the activity in the allowance for loan losses for the dates as indicated (dollars in thousands):

	June 30, 2013
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total

Allowance for credit losses:
Beginning balance, June 30, 2012	$403	$772	$10	$156	$78	$206	$1,625
Charge-offs	(73)	(35)	-	(190)	(66)	(1)	(365)
Recoveries	-	-	-	-	6	56	62
Provision	93	215	5	324	22	19	678
Ending balance, June 30, 2013	$423	$952	$15	$290	$40	$280	$2,000

Ending balance allocated to loans
individually evaluated for impairment	$-	$-	$-	$153	$6	$-	$159

Ending balance allocated to loans
collectively evaluated for impairment	$423	$952	$15	$137	$34	$280	$1,841

Loans receivable:

Ending balance June 30, 2013	$70,453	$74,395	$2,738	$35,660	$11,773	$21,775	$216,794

Ending balance of loans individually
evaluated for impairment
June 30, 2013	$315	$722	$-	$779	$78	$121	$2,015

Ending balance of loans collectively
evaluated for impairment
June 30, 2013	$70,138	$73,673	$2,738	$34,881	$11,695	$21,654	$214,779

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 4:	Loans – continued

	June 30, 2012
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total

Allowance for credit losses:
Beginning balance, June 30, 2011	$369	$652	$18	$481	$57	$223	$1,800
Charge-offs	(125)	(309)	(239)	(351)	(33)	(239)	(1,296)
Recoveries	-	8	-	-	12	-	20
Provision	159	421	231	26	42	222	1,101
Ending balance, June 30, 2012	$403	$772	$10	$156	$78	$206	$1,625

Ending balance allocated to loans
individually evaluated for impairment	$-	$-	$-	$-	$2	$-	$2

Ending balance allocated to loans
collectively evaluated for impairment	$403	$772	$10	$156	$76	$206	$1,623

Loans receivable:

Ending balance June 30, 2012	$61,671	$64,672	$1,455	$23,709	$8,778	$15,343	$175,628

Ending balance of loans individually
evaluated for impairment
June 30, 2012	$923	$833	$-	$390	$93	$1,497	$3,736

Ending balance of loans collectively
evaluated for impairment
June 30, 2012	$60,748	$63,839	$1,455	$23,319	$8,685	$13,846	$171,892

The following table sets forth information regarding the internal classification of the loan portfolio as of the dates indicated (dollars in thousands):

	June 30, 2013
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Grade:
Pass	$70,138	$73,680	$2,738	$34,881	$11,695	$21,654	$214,786
Special mention	-	715	-	-	-	-	715
Substandard	315	-	-	626	62	121	1,124
Doubtful	-	-	-	-	10	-	10
Loss	-	-	-	153	6	-	159
Total	$70,453	$74,395	$2,738	$35,660	$11,773	$21,775	$216,794

Credit Risk Profile Based on Payment Activity

Performing	$70,395	$74,092	$2,738	$35,355	$11,732	$21,709	$216,021
Restructured loans	-	303	-	-	-	-	303
Nonperforming	58	-	-	305	41	66	470
Total	$70,453	$74,395	$2,738	$35,660	$11,773	$21,775	$216,794

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 4:        Loans – continued

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

The Company utilizes a 5 point internal loan rating system, largely based on regulatory classifications, for 1-4 family real estate, commercial real estate, construction, home equity, consumer, and commercial loans as follows:

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

Loans rated Substandard: these loans are inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses.  They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 4:        Loans – continued

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

The following table sets forth information regarding impaired loans as of the dates indicated (dollars in thousands):

	June 30, 2013
		Unpaid		Interest	Average
	Recorded	Principal	Related	Income	Recorded
	Investment	Balance	Allowance	Recognized	Investment

With no related allowance:
1-4 Family	$315	$315	$-	$14	$158
Commercial real estate	722	722	-	38	361
Construction	-	-	-	-	-
Home equity	400	400	-	10	200
Consumer	72	72	-	2	36
Commerical	121	121	-	7	61

With a related allowance:
1-4 Family	-	-	-	-	-
Commercial real estate	-	-	-	-	113
Construction	-	-	-	-	-
Home equity	379	404	153	9	-
Consumer	6	6	6	-	4
Commerical	-	-	-	-	-

Total:
1-4 Family	315	315	-	14	158
Commercial real estate	722	722	-	38	474
Construction	-	-	-	-	-
Home equity	779	804	153	19	200
Consumer	78	78	6	2	40
Commerical	121	121	-	7	61
Total	$2,015	$2,040	$159	$80	$933

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
NOTE 4:        Loans – continued

June 30, 2012
		Unpaid		Interest	Average
	Recorded	Principal	Related	Income	Recorded
	Investment	Balance	Allowance	Recognized	Investment

With no related allowance:
1-4 Family	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	-	-	-	-	-
Commerical	-	-	-	-	-

With a related allowance:
1-4 Family	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	2	2	2	-	2
Commerical	-	-	-	-	-

Total:
1-4 Family	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	2	2	2	-	2
Commerical	-	-	-	-	-
Total	$2	$2	$2	$-	$2

The following table sets forth information regarding the delinquencies within the loan portfolio as of the dates indicated (dollars in thousands):

	June 30, 2013
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing

1-4 Family real estate	$312	$5	$317	$70,136	$70,453	$-
Commercial real estate	39	217	256	74,139	74,395	-
Construction	-	-	-	2,738	2,738	-
Home equity	265	196	461	35,199	35,660	-
Consumer	279	37	316	11,457	11,773	-
Commerical	187	-	187	21,588	21,775	-
Total	$1,082	$455	$1,537	$215,257	$216,794	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
NOTE 4:        Loans – continued

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

Interest income not accrued on these loans and cash interest income was immaterial for the years ended June 30, 2013 and 2012. The allowance for loan losses on nonaccrual loans as of June 30, 2013 and 2012 was $93,000 and $1,000, respectively.  There were $2,015,000 ($1,856,000 net of loss reserves of $159,000) and $2,000, ($0, net of loss reserves of $2,000) of loans considered impaired at June 30, 2013 and 2012, respectively.

Loans are granted to directors and officers of the Company in the ordinary course of business.  Such loans are made in accordance with policies established for all loans of the Company, except that directors, officers, and employees may be eligible to receive discounts on loan origination costs.

Loans receivable from directors and senior officers, and their related parties, of the Company at June 30, 2013 and 2012, were $1,684,000 ($7,705,000 including loans serviced for others) and $1,787,000 ($7,998,000 including loans serviced for others), respectively.  During the year ended June 30, 2013, including loans sold and serviced for others, total principal additions amounted to $664,000 and total principal payments amounted to $957,000.  Interest income from loans owned was $93,000 and $108,000 for the years ended June 30, 2013 and 2012, respectively.  The Bank serviced, for the benefit of others, $6,020,000 and $6,211,000 at June 30, 2013 and 2012, respectively, loans from directors and senior officers.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
NOTE 5:        Troubled Debt Restructurings

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the quarter ended September 30, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of the previous fiscal year (July 1, 2011) for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed receivables as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired.  As of June 30, 2013, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $303,000 (310-40-65-1(b)), and the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $33,000 (310-40-65-1(b)).

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 5:        Troubled Debt Restructurings – continued

The following tables present troubled debt restructurings as of June 30, 2013 and 2012 (dollars in thousands):

June 30, 2013
	Accrual	Non-Accrual	Total
	Status	Status	Modification

Residential Mortgage (1-4 family)	$-	$-	$-
Commercial Real Estate	86	217	303
Real estate construction	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Commercial	-	-	-
Total	$86	$217	$303

June 30, 2012
	Accrual	Non-Accrual	Total
	Status	Status	Modification

Residential Mortgage (1-4 family)	$-	$-	$-
Commercial Real Estate	90	-	90
Real estate construction	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Commercial	-	1,314	1,314
Total	$90	$1,314	$1,404

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 5:        Troubled Debt Restructurings - continued

The following tables present newly restructured loans that occurred during the year ended June 30, 2013 (dollars in thousands):

June 30, 2013
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

June 30, 2013
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

There was one loan with a balance of $217,000 that was modified as a troubled debt restructured loan within the previous 12 months for which there was a payment default at June 30, 2013 and none in the 12 months ended June 30, 2012. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.  As of June 30, 2013 and 2012, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 6:	Foreclosed Assets

Foreclosed assets are presented net of an allowance for losses. A summary of the balance of foreclosed assets is presented below:

	June 30,

	2013	2012
(Dollars in Thousands)
Land	$473	$1,093
Commerical Real Estate	-	572
Single family residence	77	696

Total foreclosed assets	$550	$2,361

Expenses applicable to foreclosed assets include the following:

	June 30,

	2013	2012
(Dollars in Thousands)
Provision for valuation losses	$192	$169
Net loss on sale	26	6
Operating expenses net of rental income	44	48

Total expenses related to foreclosed assets	$262	$223

NOTE 7:	Mortgage Servicing Rights

The Company is servicing loans for the benefit of others totaling approximately $476,590,000 and $355,020,000 at June 30, 2013 and 2012, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $3,314,000 and $3,943,000 at June 30, 2013 and 2012, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 7:	Mortgage Servicing Rights – continued

The following is a summary of activity in mortgage servicing rights and the valuation allowance:

	Years Ended June 30,

	2013	2012
(Dollars in Thousands)
Mortgage servicing rights
Balance at beginning of period	$2,218	$2,142
Mortgage servicing rights capitalized	1,726	705
Amortization of mortgage servicing rights	(752)	(629)
Balance at end of period	3,192	2,218
Valuation allowance
Balance at beginning of period	-	-
Provision (credited) to operations	-	-
Balance at end of period	-	-

Net mortgage servicing rights	$3,192	$2,218

The fair values of these rights were $3,589,000 and $2,424,000 at June 30, 2013 and June 30, 2012, respectively.  The fair value of servicing rights was determined using discount rates ranging from 9.00% to 20.00%, prepayment speeds ranging from 220% to 420% PSA, depending on stratification of the specific right.  The fair value was also adjusted for the affect of potential past dues and foreclosures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 8:	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	June 30,

	2013	2012
(Dollars in Thousands)
Land, buildings, and improvements	$21,674	$19,235
Furniture and equipment	5,273	4,052
	26,947	23,287
Accumulated depreciation	(8,004)	(7,726)

	$18,943	$15,561

Depreciation expense totaled $931,000 and $760,000 for the years ended June 30, 2013 and 2012, respectively.

NOTE 9:	Goodwill and Other Intangible Assets

Goodwill and other intangible assets are presented in the table below.  The increases in goodwill and certain other intangible assets were primarily related to the acquisition of retail branches of another bank.

Goodwill.   Year-end goodwill was as follows:

(Dollars in Thousands)	2013	2012

Goodwill	$6,890	$-

Other Intangible Assets.   Year-end other intangible assets were as follows:

	Gross		Net
(Dollars in Thousands)	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets
2013
Core deposits	$1,031	$109	$922

2012
Core deposits	$-	$-	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 9:	Goodwill and Other Intangible Assets – continued

Core deposit intangible assets are amortized on an accelerated basis over 10 years, their estimated lives.  Amortization expense related to intangible assets totaled $109,000 in 2013, $0 in 2012.  The estimated aggregate future amortization expense for core deposit intangible assets remaining as of June 30, 2013 is as follows (dollars in thousands):

2014	$177
2015	158
2016	139
2017	120
2018	102
Thereafter	226

$922

NOTE 10:	Deposits

The composition of deposits is summarized as follows:

	June 30,
	2013		2012

	Balance	Weighted Average Rate	Balance	Weighted Average Rate
(Dollars in Thousands)
Noninterest checking	$52,972	0.00%	$23,425	0.00%
Interest bearing checking	65,876	0.04%	46,125	0.05%
Passbook savings	56,051	0.05%	40,591	0.10%
Money market accounts	85,361	0.13%	28,489	0.14%
Time certificates of deposits	157,491	1.02%	81,359	1.12%

	$417,751	0.42%	$219,989	0.46%

Time certificates of deposits with balances of $100,000 and greater was $62,057,000 and $26,356,000 at June 30, 2013 and 2012, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 10:	Deposits – continued

At June 30, 2013, the scheduled maturities of time deposits are as follows:

(Dollars in Thousands)
Within one year	$107,682
One to two years	24,060
Two to three years	11,088
Three to four years	7,677
Thereafter	6,984

Total	$157,491

Interest expense on deposits is summarized as follows:

	Years Ended June 30,

	2013	2012
(Dollars in Thousands)
Checking	$28	$24
Passbook savings	37	39
Money market accounts	87	37
Time certificates of deposits	1,046	974

	$1,198	$1,074

As of May 20, 2009 FDIC insurance covers deposits up to $250,000 through December 31, 2013.   On July 21, 2010, this coverage was made permanent with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  At June 30, 2013 the Company held $52,267,000 in deposit accounts that included balances of $250,000 or more.

At June 30, 2013 and 2012, the Company reclassified $54,000 and $28,000, respectively, in overdrawn deposits as loans.

Directors’ and senior officers’ deposit accounts at June 30, 2013 and 2012, were $645,000 and $577,000, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 11:	Advances from the Federal Home Loan Bank and Other Borrowings

Advances from the Federal Home Loan Bank of Seattle and other borrowings mature as follows:

	June 30,

	2013	2012
(Dollars in Thousands)
Within one year	$16,700	$16,200
One to two years	9,200	9,200
Two to three years	7,200	9,200
Three to four years	200	7,200
Four to five years	200	200
Thereafter	1,361	696

Total	$34,861	$42,696

Federal Home Loan Advances

The advances are due at maturity.  The advances are subject to prepayment penalties.  The interest rates on these advances are fixed.  The advances are collateralized by a blanket pledge of the Bank’s 1-4 family residential mortgage portfolio.  At June 30, 2013 and 2012, the Company exceeded the collateral requirements of the FHLB.  The Company’s investment in FHLB stock is also pledged as collateral on these advances.  The total FHLB funding line available to the Company at June 30, 2013, was 30% of total Bank assets, or approximately $152.30 million.  The balance of advances was $33,996,000 and $33,696,000 at June 30, 2013 and 2012, respectively.

Other Borrowings

The Bank had no structured repurchase agreements with PNC Financial Service Group, Inc. (“PNC”) at June 30, 2013, and $9,000,000 at June 30, 2012.  These agreements were collateralized by investment securities.  These agreements included terms, under certain conditions, which allowed PNC to exercise a call option.  The Bank’s subsidiary had a $865,000 borrowing related to the New Markets Tax Credit.  It is interest only at 1.0% and matures in seven years.

Federal Funds Purchased

The Bank has a $7,000,000 Federal Funds line of credit with PNC. The balance was $0 as of June 30, 2013 and 2012.

The Bank has a $10,000,000 Federal Funds line of credit with Zions Bank. The balance was $0 as of June 30, 2013 and 2012.

The Bank has a $7,000,000 Federal Funds line of credit with Stockman Bank. The balance was $0 as of June 30, 2013 and 2012.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 11:	Advances from the Federal Home Loan Bank and Other Borrowings – continued

Federal Reserve Bank Discount Window

For additional liquidity sources, the Bank has a credit facility at the Federal Reserve Bank’s Discount Window.  The amount available to the Bank is limited by various collateral requirements.  The Bank has pledged three Agency securities at the Federal Reserve Bank that had a total carrying value of $6.6 million as of June 30, 2013.  The account had $0 balance as of June 30, 2013 and 2012.

For all borrowings outstanding the weighted average interest rate for advances at June 30, 2013 and 2012 was 2.23% and 3.49%, respectively.  The weighted average amount outstanding was $38,781,000 and $58,806,000 for the years ended June 30, 2013 and 2012, respectively.

The maximum amount outstanding at any month-end was $41,249,000 and $60,879,000 during the years ended June 30, 2013 and 2012, respectively.

NOTE 12:	Subordinated Debentures

On September 28, 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to Eagle Bancorp Statutory Trust I (“the Trust”).  The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000.  Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders on December 15, 2005.  The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 15, 2010 then became variable at 3-Month LIBOR plus 1.42%, making the rate 1.693% and 1.881% as of June 30, 2013, and 2012, respectively.  Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years.  The preferred securities mature in December 15, 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date to as early as December 15, 2010.

For the years ended June 30, 2013 and June 30, 2012, interest expense on the subordinated debentures was $93,000 and $97,000, respectively.

Subordinated debt may be included in regulatory Tier 1 capital subject to a limitation that such amounts not exceed 25% of Tier 1 capital.  The remainder of subordinated debt is included in Tier II capital. There is no limitation for inclusion of subordinated debt in total risk-based capital and, as such, all subordinated debt was included in total risk-based capital.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 13:	Commitments and Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s financial statements.

The Company leases certain office branches under short-term operating leases.  Some of these leases have renewal options.  Total lease expenditures was $296,000 and $0 for the years ended June 30, 2013 and 2012, respectively.  The future payments of all lease obligations are as follows:

(Dollars in Thousands)
Year Ended June 30,	Amount

2014	$490
2015	427
2016	416
2017	345
2018	326
Thereafter	921

Total	2,925

NOTE 14:	Income Taxes

The components of the Company’s income tax provision are as follows:

	Years Ended June 30,

(Dollars in Thousands)	2013	2012
Current
U.S. federal	$21	$579
Montana	4	115
	25	694
Deferred
U.S. federal	(563)	102
Montana	(112)	(4)
	(675)	98

Total	$(650)	$792

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 14:	Income Taxes – continued

The nature and components of deferred tax assets and liabilities, which are a component of other liabilities in 2013 and 2012 in the accompanying statement of financial condition, are as follows:

	June 30,

(Dollars in Thousands)	2013	2012
Deferred tax assets:
Deferred compensation	$473	$422
Loans receivable	594	373
Securities available-for-sale	2,565	-
Deferred loan fees	84	102
Acquisition costs	772	20
Other	252	279
Total deferred tax assets	4,740	1,196
Deferred tax liabilities:
Premises and equipment	1,126	965
FHLB stock	529	529
Securities available-for-sale	-	1,485
Unrealized gain on hedging	237	78
Other	143	-
Total deferred tax liabilities	2,035	3,057

Net deferred tax asset (liability)	$2,705	$(1,861)

The Company believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations.  Accordingly, these assets have not been reduced by a valuation allowance.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 14:	Income Taxes – continued

A reconciliation of the Company’s effective income tax provision to the statutory federal income tax rate is as follows:

	Years Ended June 30,

	2013	2012
(Dollars in Thousands)
Federal income taxes at the statutory rate of 34%	$450	$1,010
State income taxes	89	200
Nontaxable income	(1,978)	(646)
Other, net	789	228

Income tax expense	$(650)	$792

Effective tax rate	-49.1%	26.7%

Prior to January 1, 1987, the Company was allowed a special bad debt deduction limited generally in the current year to 32% (net of preference tax) of otherwise taxable income and subject to certain limitations based on aggregate loans and savings account balances at the end of the year.  If the amounts that qualified as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, they will be subject to federal income tax at the then current corporate rate.  Retained earnings include approximately $852,000 at both June 30, 2013 and 2012, for which federal income tax has not been provided.

The Company has equity investments in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The federal tax credit benefits were $380,000, and $0 for the years ended June 30, 2013 and 2012, respectively.  The balance of these credits are $2.5 million as of June 30, 2013.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 15:     Supplemental Cash Flow Information

	Years Ended June 30,

	2013	2012
(Dollars in Thousands)
Supplemental Cash Flow Information
Cash paid during the year for interest	$2,331	$3,261
Cash paid during the year for income taxes	497	256
Non-Cash Investing Activities
(Decrease) increase in market
value of securities available for sale	(9,936)	898
Mortgage servicing rights capitalized	1,726	705
Loans transferred to real estate and
other assets acquired in foreclosure	569	1,741
Real estate acquired in foreclosure
transferred to premises and equipment	306	-
Treasury shares reissued for compensation	206	-
ESOP shares released	174	168

NOTE 16:     Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined).  Management believes, as of June 30, 2013 and 2012, that the Bank meets all capital adequacy requirements to which it is subject.

To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table below.  The Bank’s actual capital amounts and ratios are presented in the table below:

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 16:      Regulatory Capital Requirements – continued

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
(Dollars in Thousands)	Actual		Requirement		Action Provisions

June 30, 2013:	Amount	Ratio	Amount	Ratio	Amount		Ratio

Total Risk-based Capital
to Risk Weighted Assets
Consolidated	$51,804	18.22%	$22,743	8.00%	$	N/A	N/A	%
Bank	45,174	16.02	22,563	8.00		28,204	10.00

Tier I Capital to
Risk Weighted Assets
Consolidated	49,804	17.52	11,371	4.00		N/A	N/A
Bank	43,334	15.36	11,282	4.00		16,923	6.00

Tier I Capital to
Adjusted Total Assets
Consolidated	49,804	9.65	15,487	3.00		N/A	N/A
Bank	43,334	8.64	15,053	3.00		25,088	5.00

Tangible Capital to
Adjusted Total Assets
Consolidated	49,804	9.65	7,744	1.50		N/A	N/A
Bank	43,334	8.64	7,526	1.50		N/A	N/A

June 30, 2012:

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 16:      Regulatory Capital Requirements – continued

A reconciliation of the Bank’s capital determined by generally accepted accounting principles to capital defined for regulatory purposes, is as follows:

	June 30,

	2013	2012
(Dollars in Thousands)
Capital determined by generally
accepted accounting principles	$47,808	$43,715
Unrealized (gain) loss on securities available-for-sale	3,683	(1,887)
Unrealized gain on forward delivery commitments	(345)	(114)
Goodwill and core deposit intangible	(7,812)	-
Tier I (core) capital	43,334	41,714
General allowance for loan losses	1,840	1,623

Total risk based capital	$45,174	$43,337

Dividend Limitations

Under OCC regulations that became effective April 1, 1999, savings associations such as the Bank generally may declare annual cash dividends up to an amount equal to net income for the current year plus net income retained for the two preceding years.  Dividends in excess of such amount require OCC approval.  The Bank has paid dividends totaling $476,000 and $1,766,000 to the Company during the years ended June 30, 2013, and 2012, respectively.  The Company had paid quarterly dividends of $.07125 per share in the first three quarters and paid $.0725 per share in the fourth quarter for the year ended June 30, 2013.  The Company had paid quarterly dividends of $.07125 per share to its shareholders for the year ended June 30, 2012.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 16:      Regulatory Capital Requirements – continued

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

NOTE 17:      Related Party Transactions

The Bank has contracted with a subsidiary of a company which is partially owned by one of the Company’s directors.  The Bank paid $68,000 during the year ended June 30, 2013 for support services, and an additional $318,000 for computer hardware and software used by the Bank for its computer network.  For the year ended June 30, 2012, expenditures were $31,000 for support services and $29,000 for computer hardware and software.

In 2007, the Bank also made a construction loan, in the normal course of lending, to this same affiliated entity for the construction of an office building.  In fiscal 2008 the construction was completed and the loan was refinanced into $7,500,000 permanent financing.  On July 9, 2008, 80 percent, or $6.0 million was sold to the Montana Board of Investments.  As of June 30, 2013 this loan’s principal balance was $6,341,000 ($1,268,000 net of participation sold). The Bank maintains the servicing for this loan and the loan is current.

NOTE 18:      Business Combination

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
NOTE 18:      Business Combination – continued

The primary purpose of the acquisition was to expand the Company’s market share in southern Montana, provide existing customers with added convenience and service and to provide our new customers with the opportunity to enjoy the outstanding personalized service and commitment of a Montana-based community bank.  Factors that contributed to a purchase price resulting in goodwill include the strategically important locations of Sterling’s branches, a historical record of earnings, capable employees and the Company’s ability to expand in the southern Montana market, which will complement with the Company’s existing growth strategy.  Fair value adjustments and related goodwill are recorded in the statement of financial condition of the Company.

The following is a condensed balance sheet disclosing the estimated fair value amounts of the acquired branches of Sterling assigned to the major consolidated asset and liability captions at the acquisition date (dollars in thousands):

ASSETS

Cash and cash equivalents	$130,094
Loans receivable	41,323
Premises and equipment	2,980
Goodwill and intangible assets	7,921
Other assets	145

Total assets	$182,463

LIABILITIES AND EQUITY

Deposits and accrued interest	$182,463
Equity	-

Total liabilities and equity	$182,463

We estimated the fair value for most loans to be acquired from Sterling by utilizing a methodology wherein loans with comparable characteristics were aggregated by type of collateral, remaining maturity, and repricing terms.  Cash flows for each pool were determined by estimating future credit losses and the rate of prepayments.  Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.  To estimate the fair value of the remaining loans, we analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral.  The value of the collateral was based on recently completed appraisals adjusted to the valuation date based on recognized industry indices.  We discounted those values using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.  There was no carryover of Sterling’s allowance for loan losses associated with the loans we acquired as the loans were initially recorded at fair value.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 18:      Business Combination – continued

Information about the Sterling loan portfolio that was acquired, at the acquisition date, is as follows (in thousands):

Contractually required principal and interest at acquisition	$41,223
Contractual cash flows not expected to be collected (nonaccretable discount)	(769)

Expected cash flows at acquisition	40,454
Interest component of expected cash flows (accretable discount)	869

Fair value of acquired loans	$41,323

The core deposit intangible asset that was recognized as part of the business combination was $1.0 million and will be amortized over its estimated useful life of approximately ten years utilizing an accelerated method. The goodwill, which will not be amortized for financial statement purposes, will be deductible for tax purposes.

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

Direct costs related to the Sterling acquisition were expensed as incurred in the year ended June 30, 2013.  These acquisition and integration expenses included salaries and benefits, technology and communications, occupancy and equipment, professional services and other noninterest expenses.  For the twelve months ended June 30, 2013, $1.92 million of acquisition costs were incurred and expensed, respectively.  None were incurred in the previous twelve months ended June 30, 2012.

The following table presents an unaudited pro forma balance sheet of the Company as if the acquisition of the Sterling branches had occurred on June 30, 2012 (in thousands).  The pro forma balance sheet does not necessarily reflect the combined balance sheet that resulted as of the closing of the branch acquisition of the Sterling branches.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 18:      Business Combination – continued

ASSETS
Cash and cash equivalents	$149,908
Loans receivable	215,159
Premises and equipment	18,541
Goodwill and intangible assets	7,921
Investment securities	89,277
Other assets	28,956

Total assets	$509,762

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$402,452
Other liabilities	53,660
Equity	53,650

Total liabilities and shareholders' equity	$509,762

Operations of the branches acquired have been included in the consolidated financial statements since December 1, 2012.  The Company does not consider these branches a separate reporting unit and does not track the amount of revenues and net income attributable to these branches since the acquisition.  As such, it is impracticable to determine such amounts for the twelve months ended June 30, 2013.

The following table presents unaudited pro forma results of operations for the twelve months ended June 30, 2013 and 2012 as if the acquisition of the Sterling branches had occurred on July 1, 2011 (in thousands).  This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments and amortization of the core deposit intangible asset.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company purchased and assumed the assets and liabilities of the Sterling branches at July 1, 2011.  Cost savings are also not reflected in the unaudited pro forma amounts for the twelve months ended June 30, 2013 and 2012.

	Twelve Months Ended
	June 30,
	2013	2012

Net interest income	$13,446	$14,602
Noninterest income	13,644	5,542
Noninterest expense	23,642	16,324
Net income1)	3,171	2,816

Pro forma earnings per share1)
Basic	$0.81	$0.76
Diluted	0.80	0.72

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 18:	Business Combination – continued

Significant assumptions utilized include the acquisition cost noted above, amortization/accretion of interest rate fair value adjustments, amortization of the core deposit intangible asset and a 25% effective tax rate.

NOTE 19:	Employee Benefits

Profit Sharing Plan

The Company provides a noncontributory profit sharing plan for eligible employees who have completed one year of service.  The amount of the Company’s annual contribution, limited to a maximum of 15% of qualified employees’ salaries, is determined by the Board of Directors.  Profit sharing expense was $295,000 and $158,000 for the years ended June 30, 2013 and 2012, respectively.

The Company’s profit sharing plan includes a 401(k) feature.  At the discretion of the Board of Directors, the Company may match up to 50% of participants’ contributions up to a maximum of 4% of participants’ salaries.  For the years ended June 30, 2013 and 2012, the Company’s match totaled $96,000 and $54,000, respectively.

Deferred Compensation Plans

The Company has entered into deferred compensation contracts with current key employees.  The contracts provide fixed benefits payable in equal annual installments upon retirement.  The Company purchased life insurance contracts that may be used to fund the payments.  The charge to expense is based on the present value computations of anticipated liabilities.  For the years ended June 30, 2013 and 2012, the total expense was $212,000 and $184,000, respectively.    The Company has recorded a liability for the deferred compensation plan of $1,162,000 and $1,045,000 at June 30, 2013 and 2012, respectively, which is included in the balance of accrued expenses and other liabilities.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 19:	Employee Benefits – continued

Total ESOP expenses of $131,357 and $120,000 were recognized in fiscal 2013 and 2012, respectively. 16,616 shares were released and allocated to participants during the year ended June 30, 2013.  The cost of the 138,985 ESOP shares ($1,390,000 at June 30, 2013) that have not yet been allocated or committed to be released to participants is deducted from stockholders’ equity.  The fair value of these shares was approximately $1,483,000 at that date.

Stock Incentive Plan

The Company adopted the Stock Incentive Plan (“the Plan”) on November 1, 2011.  The Plan provides for different types of awards including stock options, restricted stock and performance shares.  Under the Plan, 98,571 shares of restricted stock were granted to directors and certain officers during fiscal 2012.  The Company expects the total expense over the five year vesting period to approximate $984,000.  $217,000 was recognized as an expense during the fiscal year 2013 and is included in salaries and employee benefits in the consolidated statements of income.  The remaining expense of approximately $636,000 will be fully recognized by November 1, 2016.  These shares of restricted stock vest in equal installments over five years beginning one year from the grant date, November 1, 2011.  There were no stock options granted under the Plan during fiscal 2013.

NOTE 20:	Financial Instruments and Off-Balance-Sheet Activities

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 20:	Financial Instruments and Off-Balance-Sheet Activities – continued

The notional amounts of the Company’s commitments to extend credit at fixed and variable interest rates were approximately $7,076,000 and $6,482,000 at June 30, 2013 and 2012, respectively.  Fixed rate commitments are extended at rates ranging from 2.13% to 5.00% and 2.50% to 6.63% at June 30, 2013 and 2012, respectively.  The Company has lines of credit representing credit risk of approximately $79,850,000 and $59,972,000 at June 30, 2013 and 2012, respectively, of which approximately $36,434,000 and $27,052,000 had been drawn at June 30, 2013 and 2012, respectively. The Company has credit cards issued representing credit risk of approximately $965,000 and $832,000 at June 30, 2013 and 2012, respectively, of which approximately $79,000 and $41,000 had been drawn at June 30, 2013 and 2012, respectively.  The Company has letters of credits issued representing credit risk of approximately $2,882,000 and $2,712,000 at June 30, 2013 and 2012, respectively.

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of interest rate lock commitments was $7,076,000 and $6,482,000 at June 30, 2013 and 2012, respectively.  The fair value of such commitments was insignificant.

The Company has no other off-balance-sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 21:	Derivatives and Hedging Activities

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

The fixed rate loan hedged has an original maturity of 20 years and is not callable.  This loan is hedged with a “pay fixed rate, receive variable rate” swap with a similar notional amount, maturity, and fixed rate coupons. The swap is not callable. The loan had an outstanding principal balance of $11,191,000 and $11,536,000, and the interest rate swap had a notional value of $11,191,000, and $11,536,000 at June 30, 3013, and 2012, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 21:	Derivatives and Hedging Activities – continued Interest rate contracts – continued

Effect of Derivative Instruments on Statement of Financial Condition
Fair Value of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In Thousands)	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designed
as fair value hedging instruments
under ASC 815					Other		Other
Interest rate contracts	n/a	$-	n/a	$-	Liabilities	$115	Liabilities	$1,054

Change in fair value of
financial instrument being
hedged under ASC 815
Interest rate contracts	Loans	$101	Loans	$836	n/a	$-	n/a	$-

	Effect of Derivative Instruments on Statement of Income
	For the Twelve Months Ended June 30, 2013 and 2012

(In Thousands)			Amount of
		Location of	Gain or (Loss)
	Derivatives Designated	Gain or (Loss)	Recognized in
	as Hedging Instruments	Recognized in	Income on Derivative
	Under ASC 815	Income on Derivative	2013	2012

	Interest rate contracts	Noninterest income	$204	$(417)

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

As of June 30, 2013 and 2012, the Company had entered into commitments to deliver approximately $20,314,000 and $10,505,000 respectively, in loans to various investors, all at fixed interest rates ranging from 2.17% to 6.0% and 2.63% to 3.88% at June 30, 2013 and 2012, respectively.  The Company had approximately $582,000 and $192,000 of gains deferred as a result of the forward delivery commitments entered into as of June 30, 2013 and 2012, respectively.  The fair value of such commitments is insignificant.

The Company did not have any gains or losses reclassified into earnings as a result of the ineffectiveness of its hedging activities.  The Company considers its hedging activities to be highly effective.

The Company did not have any gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time frame as of June 30, 2013.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 21:
Derivatives and Hedging Activities – continued

Forward delivery commitments – continued

Refer to Note 20 for additional information regarding the Company’s use of derivative loan commitments.  These derivative instruments are not designated as hedging instruments.

NOTE 22:
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

▪	Level 3 Inputs - Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 22:	Fair Value Disclosures – continued

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

Loan Subject to Fair Value Hedge – The Company has one loan that is carried at fair value subject to a fair value hedge.  Fair value is determined utilizing valuation models that consider the scheduled cash flows through anticipated maturity and is considered a Level 2 input.

Derivative financial instruments – Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.  These instruments are valued using Level 2 inputs utilizing valuation models that consider: (a) time value, (b) volatility factors and (c) current market and contractual prices for the underlying instruments, as well as other relevant economic measures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 22:	Fair Value Disclosures – continued

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2013 and 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	June 30, 2013
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial Assets:
Available for sale securities
U.S. Government and agency	$-	$50,931	$-	$50,931
Municipal obligations	-	84,436	-	84,436
Corporate obligations	-	9,061	-	9,061
Mortgage-backed securities				-
government backed	-	26,902	-	26,902
CMOs - government backed	-	47,633	-	47,633
Loan subject to fair value hedge	-	11,306	-	11,306
Loans held-for-sale	-	20,807	-	20,807
Financial Liabilities:
Derivative financial instruments	-	115	-	115

	June 30, 2012
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Financial Assets:
Available for sale securities
U.S. Government and agency	$-	$21,055	$-	$21,055
Municipal obligations	-	42,060	-	42,060
Corporate obligations	-	3,945	-	3,945
Mortgage-backed securities				-
government backed	-	6,847	-	6,847
Private lable CMOs	-	169	-	169
CMOs - government backed	-	15,201	-	15,201
Loan subject to fair value hedge	-	12,372	-	12,372
Loans held-for-sale	-	10,613	-	10,613
Financial Liabilities:
Derivative financial instruments	-	1,054	-	1054

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 22:	Fair Value Disclosures – continued

The following tables present, for the years ended June 30, 2013 and 2012, the changes in the loan subject to fair value hedges and the related derivative financial instrument that are measured at fair value on a recurring basis.

	Year Ended June 30, 2013

		Total Realized/
		Unrealized Gains	Purchases,
	Balance	(Losses) Included	Sales,	Balance
	as of	in Noninterest	Issuances, and	as of
	July 1, 2012	Income	Settlements, net	June 30, 2013
	(In thousands)
Financial Assets (Liabilities):
Loan subject to fair value hedge	$12,372	$(721)	$(345)	$11,306
Derivative financial instruments	(1,054)	939	-	(115)

	Year Ended June 30, 2012

		Total Realized/
		Unrealized Gains	Purchases,
	Balance	(Losses) Included	Sales,	Balance
	as of	in Noninterest	Issuances, and	as of
	July 1, 2011	Income	Settlements, net	June 30, 2012
	(In thousands)
Financial Assets:
Loan subject to fair value hedge	$11,405	$1,287	$(320)	$12,372
Derivative financial instruments	650	(1,704)	-	(1,054)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of June 30, 2013 and 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	June 30, 2013
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Impaired loans	$-	$-	$2,015	$2,015
Repossessed assets	-	-	550	550

	June 30, 2012
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Impaired loans	$-	$-	$-	$-
Repossessed assets	-	-	2,361	2,361

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 22:	Fair Value Disclosures – continued

During the year ended June 30, 2013, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $2,199,000, were reduced by specific valuation allowance allocations totaling $159,000 to a total reported fair value of $2,015,000 based on collateral valuations utilizing Level 3 valuation inputs.

Quantitative Information about Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Banks’s Level 3 financial assets and liabilities, the valuation techniques used to measure the fair value of those financial assets and liabilities, and the significant unobservable inputs and the ranges of values for those inputs (dollars in thousands):.

Instrument	Fair Value at June 30, 2013	Principal Valuation Technique	Significant Unobservable Inputs	Range of Significant Input Values

		Appraisal of	Appraisal
Impaired loans	$2,015	collateral (1)	adjustments	10-30%

Repossessed assets		Appraisal of	Liquidation
	$550	collateral (1)(3)	expenses (2)	10-30%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable, less associated allowance.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

FASB ASC Topic 825 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value.  Below is a table that summarizes the fair market values of all financial instruments of the Company at June 30, 2013 and 2012, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 22:	Fair Value Disclosures – continued

	June 30, 2013
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
(Dollars in Thousands)	Inputs	Inputs	Inputs	Fair Value	Amount
Financial Assets:
Cash and cash equivalents	$6,161	$-	$-	$6,161	$6,161
FHLB stock	1,931	-	-	1,931	1,931
Loans receivable, net	-	-	219,894	219,894	214,677
Accrued interest on dividends receivable	2,387	-	-	2,387	2,387
Mortage servicing rights	-	-	3,589	3,589	3,192
Cash surrender value of
life insurance	10,869	-	-	10,869	10,869
Financial Liabilities:
Non-maturing interest bearing deposits	-	-	207,288	207,288	207,288
Non-interst bearing deposits	52,972	-	-	52,972	52,972
Time certificates of deposit	-	-	158,452	158,452	157,491
Accrued expenses and other liabilities	3,535	-	-	3,535	3,535
Advances from the FHLB & other borrowings	-	-	35,611	35,611	34,861
Subordinated debentures			3,860	3,860	5,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 22:	Fair Value Disclosures – continued

	June 30, 2012
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
(Dollars in Thousands)	Inputs	Inputs	Inputs	Fair Value	Amount

Financial Assets:
Cash and cash equivalents	$19,814	$-	$-	$19,814	$19,814
FHLB stock	2,003	-	-	2,003	2,003
Loans receivable, net	-	-	183,830	183,830	173,839
Accrued interest on dividends receivable	1,371	-	-	1,371	1,371
Mortage servicing rights	-	-	2,424	2,424	2,218
Cash surrender value of
life insurance	9,172	-	-	9,172	9,172
Financial Liabilities:
Non-maturing interest bearing deposits	-	-	115,205	115,205	115,205
Non-interest bearing deposits	23,425	-	-	23,425	23,425
Time certificates of deposit	-	-	82,613	82,613	81,359
Accrued expenses and other liabilities	5,809	-	-	5,809	5,809
Advances from the FHLB & other borrowings	-	-	44,310	44,310	42,696
Subordinated debentures			4,196	4,196	5,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 22:	Fair Value Disclosures – continued

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

Mortgage servicing rights – The fair value of servicing rights was determined using discount rates ranging from 9.0% to 20.0%, prepayment speeds ranging from 220% to 420% PSA, depending on stratification of the specific right.  The fair value was also adjusted for the affect of potential past dues and foreclosures.

Deposits and time certificates of deposit – The fair value of deposits with no stated maturity, such as checking, passbook, and money market, is equal to the amount payable on demand.  The fair value of time certificates of deposit is based on the discounted value of contractual cash flows.  The discount rate is estimated using the rates currently offered for deposits of similar maturities.

Advances from the FHLB & Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective June 30, 2013 and 2012, respectively if the borrowings repriced according to their stated terms.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 23:	Condensed Parent Company Financial Statements

Set forth below is the condensed statements of financial condition as of June 30, 2013 and 2012, of Eagle Bancorp Montana, Inc. together with the related condensed statements of income and cash flows for the years ended June 30, 2013 and 2012.

Condensed Statements of Financial Condition
(Dollars in Thousands)
	2013	2012

Assets
Cash and cash equivalents	$185	$2,500
Securities available for sale	5,289	12,290
Investment in Eagle Bancorp Statutory Trust I	155	155
Investment in American Federal Savings Bank	47,808	43,714
Other assets	959	341

Total assets	$54,396	$59,000

Liabilities and stockholders' equity
Accounts payable and accrued expenses	9	195
Long-term subordinated debt	5,155	5,155
Stockholders' Equity	49,232	53,650

Total liabilities and stockholders' equity	$54,396	$59,000

Condensed Statements of Income
(Dollars in Thousands)
	2013	2012

Interest income	$216	$430
Interest expense	(93)	(96)
Noninterest expense	(1,885)	(778)
Loss before income taxes	(1,762)	(444)
Income tax benefit	(827)	(117)
Loss before equity in undistributed
earnings of American Federal Savings Bank	(935)	(327)
Equity in undistributed earnings
of American Federal Savings Bank	2,908	2,505

Net income	$1,973	$2,178

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 23:	Condensed Parent Company Financial Statements – continued

Condensed Statements of Cash Flow
(Dollars in Thousands)
	2013	2012

Cash flows from operating activities
Net income	$1,973	$2,178
Adjustments to reconcile net income
to net cash used in operating activities:
Equity in undistributed earnings
of American Federal Savings Bank	(2,908)	(2,505)
Other adjustments, net	(923)	(92)
Net cash used in operating activities	(1,858)	(419)

Cash flows from investing activities
Cash contribution from American Federal Savings Bank	476	1,766
Cash contribution to American Federal Savings Bank	(7,000)	-
Activity in available for sale securities
Sales	9,757	351
Maturities, prepayments and calls	785	1,806
Purchases	(3,735)	-
Net cash provided by investing activities	283	3,923

Cash flows from financing activities
ESOP payments and dividends	168	179
Payments to purchase treasury stock	-	(414)
Treasury shares reissued for compensation	206	-
Dividends paid	(1,114)	(1,106)
Net cash used in financing activities	(740)	(1,341)

Net change in cash and cash equivalents	(2,315)	2,163
Cash and cash equivalents at beginning of period	2,500	337

Cash and cash equivalents at end of period	$185	$2,500

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 24:	Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2013 and 2012:

	Year ended June 30, 2013

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Dollars in Thousands, except per share data)
Interest and dividend income	$3,225	$3,499	$4,109	$3,962
Interest expense	566	586	535	557
Net interest income	2,659	2,913	3,574	3,405
Loan loss provision	235	187	116	140
Net interest income after loan loss
provision	2,424	2,726	3,458	3,265
Non interest income	1,575	1,917	3,273	3,549
Non interest expense	3,435	4,786	6,453	6,190
Income before income tax expense	564	(143)	278	624
Income tax expense	142	(103)	(629)	(60)
Net income	$422	$(40)	$907	$684

Comprehensive income (loss)	$141	$(467)	$(1,157)	$(4,174)
Basic earnings per common share	$0.11	$-0.01	$0.23	$0.18
Diluted earnings per common share	$0.11	$-0.01	$0.23	$0.17

	Year ended June 30, 2012

Interest and dividend income	$3,653	$3,660	$3,526	$3,257
Interest expense	894	828	766	677
Net interest income	2,759	2,832	2,760	2,580
Loan loss provision	258	325	258	260
Net interest income after loan loss
provision	2,501	2,507	2,502	2,320
Non interest income	569	1,075	1,304	1,226
Non interest expense	2,455	2,880	2,906	2,793
Income before income tax expense	615	702	900	753
Income tax expense	187	215	242	148
Net income	$428	$487	$658	$605

Comprehensive income (loss)	$905	$(230)	$(153)	$(183)
Basic earnings per common share	$0.11	$0.13	$0.18	$0.17
Diluted earnings per common share	$0.11	$0.12	$0.17	$0.16