Form 10-Q
period 2013-09-30
Eagle Bancorp Montana, Inc.
filed 2013-11-13
CIK 1478454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
 reporting company)

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).   Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	3,898,685 shares outstanding
As of November 13, 2013

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	PAGE

Item1.	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition as of September 30, 2013 and June 30, 2013	1

	Consolidated Statements of Income for the three months ended September 30, 2013 and 2012	3

	Consolidated Statements of Comprehensive Earnings for the three months ended September 30, 2013 and 2012	5

	Consolidated Statements of Changes in Stockholders' Equity for the three months ended September 30, 2013 and 2012	6

	Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and 2012	7

	Notes to the Unaudited Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	45

Signatures		46

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	competition among depository and other financial institutions;
•	changes in the prices, values and sales volume of residential and commercial real estate in Montana;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	changes or volatility in the securities markets;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to successfully integrate acquired entities or businesses;
•	the possibility of goodwill impairment charges in the future;
•	changes in consumer spending, borrowing and savings habits;
•	our ability to continue to increase and manage our commercial and residential real estate, multi-family, and commercial business loans;
•	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
•	the level of future deposit premium assessments;
•	the impact of the current economic conditions on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;
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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.  For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, any subsequent Reports on Form 10-Q and Form 8-K, and other filings with the SEC.  We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	September 30,	June 30,
	2013	2013
ASSETS
Cash and due from banks	$6,493	$3,776
Interest-bearing deposits with banks	633	2,385
Federal funds sold	-	-
Total cash and cash equivalents	7,126	6,161

Securities available-for-sale,
at market value	201,832	218,963
Federal Home Loan Bank stock, at cost	1,914	1,931
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	20,717	20,807
Loans receivable, net of deferred loan expenses of $215 at September 30, 2013 and $117 at June 30, 2013 and allowance for loan losses of $2,000 at
September 30, 2013 and $2,000 at June 30, 2013	233,345	214,677
Accrued interest and dividends receivable	2,339	2,387
Mortgage servicing rights, net	3,420	3,192
Premises and equipment, net	18,801	18,943
Cash surrender value of life insurance	10,953	10,869
Real estate and other repossessed assets acquired in settlement of loans, net	496	550
Goodwill	6,890	6,890
Core deposit intangible, net	875	922
Other assets	4,992	4,087

Total assets	$513,855	$510,534

See accompanying notes to the unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	September 30,	June 30,
	2013	2013
LIABILITIES
Deposit accounts:
Noninterest bearing	$62,533	$52,972
Interest bearing	365,747	364,779
Total deposits	428,280	417,751

Accrued expenses and other liabilities	3,761	3,535
Federal funds purchased	-	-
FHLB advances and other borrowings	28,466	34,861
Subordinated debentures	5,155	5,155
Total liabilities	465,662	461,302

EQUITY
Preferred stock (no par value, 1,000,000 shares
authorized, none issued or outstanding)	-	-
Common stock (par value $0.01 per share;
8,000,000 shares authorized; 4,083,127 shares issued;
3,898,685 shares outstanding at September 30, 2013 and June 30, 2013)	41	41
Additional paid-in capital	22,114	22,109
Unallocated common stock held by employee
stock ownership plan ("ESOP")	(1,348)	(1,390)
Treasury stock, at cost	(1,993)	(1,993)
Retained earnings	34,233	33,849
Accumulated other comprehensive loss	(4,854)	(3,384)
Total equity	48,193	49,232

Total liabilities and equity	$513,855	$510,534

See accompanying notes to the unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
Interest and Dividend Income:
Interest and fees on loans	$3,121	$2,551
Securities available-for-sale	1,019	669
Interest on deposits with banks	1	5
Total interest and dividend income	4,141	3,225

Interest Expense:
Deposits	321	248
FHLB advances & other borrowings	182	294
Subordinated debentures	21	24
Total interest expense	524	566

Net Interest Income	3,617	2,659
Loan loss provision	159	235
Net interest income after loan loss provision	3,458	2,424

Noninterest income:
Service charges on deposit accounts	279	166
Net gain on sale of loans (includes $582 and $192 for the three months ended September 30, 2013 and 2012, respectively,
related to accumulated other comprehensive earnings reclassification)	1,591	812
Mortgage loan servicing fees	314	234
Net gain on sale of available for sale securities (includes $431 and $52 for the three months ended September 30, 2013 and 2012, respectively,
related to accumulated other comprehensive earnings reclassification)	431	67
Net loss on sale of OREO	(28)	(17)
Net gain on fair value hedge	23	37
Other	488	276
Total noninterest income	3,098	1,575

See accompanying notes to the unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)
 (Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
Noninterest expense:
Salaries and employee benefits	3,342	1,441
Occupancy and equipment expense	687	342
Data processing	448	147
Advertising	251	201
Amortization of mortgage servicing rights	193	187
Amortization of core deposit intangible and tax credits	109	-
Federal insurance premiums	84	49
Postage	42	26
Legal, accounting, and examination fees	124	91
Consulting fees	86	26
Acquisition costs	-	477
Valuation losses on OREO	-	68
Other	487	380
Total noninterest expense	5,853	3,435

Income before provision for income taxes	703	564

Income tax expense (includes ($1,011) and $97 for the three
months ended September 30, 2013 and 2012, respectively,
related to income tax (benefit) expense from reclassification items)	36	142

Net income	$667	$422

Basic earnings per common share	$0.17	$0.11

Diluted earnings per common share	$0.17	$0.11

Weighted average shares outstanding (basic eps)	3,898,685	3,724,789

Weighted average shares outstanding (diluted eps)	3,977,542	3,928,945

See accompanying notes to the unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
 (Dollars in Thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012

NET INCOME	$667	$422

OTHER ITEMS OF COMPREHENSIVE (LOSS) INCOME:
Change in unrealized (loss) gain on investment securities
available for sale, before income taxes	(2,058)	304
Reclassification adjustment for realized gains on investment
securities included in net earnings, before income tax	(431)	(52)
Change in fair value of derivatives designated as cash flow hedges,
before income taxes	590	178
Reclassification adjustment for realized gains on derivatives
designated as cash flow hedges, before income taxes	(582)	(192)
Total other items of comprehensive (loss) income	(2,481)	238

Income tax (expense) benefit related to:
Investment securities	1,014	(103)
Derivatives designated as cash flow hedges	(3)	6
	1,011	(97)

COMPREHENSIVE (LOSS) INCOME	$(803)	$563

See accompanying notes to the unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended September 30, 2013 and 2012
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

			ADDITIONAL				ACCUMULATED
			UNALLOCATED				OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME(LOSS)	TOTAL

Balance, July 1, 2012	$-	$41	$22,112	$(1,556)	$(2,210)	$32,990	$2,273	$53,650

Net income						422		422

Other comprehensive income							141	141

Dividends paid ($0.07125 per share)						(277)		(277)

ESOP shares allocated or committed to be released for allocation (4,154 shares)			1	42				43

Balance, September 30, 2012	$-	$41	$22,113	$(1,514)	$(2,210)	$33,135	$2,414	$53,979

Balance, July 1, 2013	$-	$41	$22,109	$(1,390)	$(1,993)	$33,849	$(3,384)	$49,232

Net income						667		667

Other comprehensive loss							(1,470)	(1,470)

Dividends paid ($.0725 per share)						(283)		(283)

ESOP shares allocated or committed to be released for allocation (4,154 shares)			5	42				47

Balance, September 30, 2013	$-	$41	$22,114	$(1,348)	$(1,993)	$34,233	$(4,854)	$48,193

See accompanying notes to the unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$667	$422
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	159	235
Valuation losses on OREO	-	68
Depreciation	283	189
Net amortization of marketable securities premium and discounts	895	111
Amortization of mortgage servicing rights	193	187
Amortization of core deposit intangible and tax credits	109	-
Gain on sale of loans	(1,591)	(812)
Net realized gain on sale of available-for-sale securities	(431)	(67)
Increase in cash surrender value of life insurance	(83)	(75)
Loss on sale of OREO	28	17
Gain on fair value hedge	(23)	(37)
Change in assets and liabilities:
(Increase) decrease in assets:
Accrued interest and dividends receivable	48	19
Loans held-for-sale	1,688	2,251
Other assets	43	(227)
Increase (decrease) in liabilities:
Accrued expenses and other liabilities	297	510
Net cash provided by operating activities	2,282	2,791

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities
Sales	16,149	574
Maturities, principal payments, calls	9,738	4,811
Purchases	(11,710)	(14,153)
FHLB stock redeemed	17	18
Net (increase) decrease in loan receivable, excludes transfers to real estate
acquired in settlement of loans	(19,247)	5,874
Proceeds from the sale of real estate and other repossessed
property acquired in the settlement of loans	26	582
Purchase of property and equipment	(141)	(156)
Net cash used in investing activities	(5,168)	(2,450)

See accompanying notes to the unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking and savings accounts	$10,529	$912
Net change in advances from the FHLB and other borrowings	(6,395)	(9,050)
Dividends paid	(283)	(277)
Net cash provided by (used in) financing activities	3,851	(8,415)

Net increase (decrease) in cash	965	(8,074)

CASH AND CASH EQUIVALENTS, beginning of period	6,161	19,814

CASH AND CASH EQUIVALENTS, end of period	$7,126	$11,740

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$532	$629

Cash paid during the period for income taxes	$-	$-

Assets acquired through foreclosure	$-	$243

NON-CASH INVESTING ACTIVITIES:
Decrease in market value of securities available-for-sale	$(2,489)	$(252)

Mortgage servicing rights recognized	$421	$319

ESOP shares released	$46	$43

See accompanying notes to the unaudited consolidated financial statements.

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

The results of operations for the three month period ended September 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2014 or any other period.  The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-K for the fiscal year ended June 30, 2013.

The Company evaluated subsequent events for potential recognition and/or disclosure through November 13, 2013 the date the consolidated financial statements were issued.

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	September 30, 2013				June 30, 2013
		(In Thousands)
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Available-for-sale:
U.S. government and
agency obligations	$48,815	$281	$(888)	$48,208	$50,904	$514	$(487)	$50,931
Municipal obligations	87,639	678	(7,003)	81,314	88,948	1,072	(5,584)	84,436
Corporate obligations	7,134	23	(152)	7,005	9,130	84	(153)	9,061
Mortgage-backed securities -
government backed	26,911	33	(745)	26,199	27,680	35	(813)	26,902
CMOs - government backed	40,116	223	(1,233)	39,106	48,594	307	(1,268)	47,633

Total	$210,615	$1,238	$(10,021)	$201,832	$225,256	$2,012	$(8,305)	$218,963

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

The following table discloses, as of September 30, 2013 and June 30, 2013, the Company’s investment securities that have been in a continuous unrealized-loss position for less than twelve months and those that have been in a continuous unrealized-loss position for twelve or more months:

	September 30, 2013
	Less Than 12 Months		12 Months or Longer
	(In Thousands)
	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

U.S. government and agency	$16,951	$887	$144	$1
Corporate obligations	5,008	152	-	-
Municipal obligations	61,010	6,902	534	101
Mortgage-backed and CMOs	48,151	1,894	1,733	84

Total	$131,120	$9,835	$2,411	$186

	June 30, 2013
	Less Than 12 Months		12 Months or Longer
	(In Thousands)
	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses

U.S. government and agency	$19,615	$487	$-	$-
Corporate obligations	5,017	153	-	-
Municipal obligations	60,910	5,495	539	89
Mortgage-backed & CMOs	52,548	2,080	309	1

Total	$138,090	$8,215	$848	$90

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell or if it is more likely than not that it will be required to sell impaired debt securities.  In so doing, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives.  With respect to its impaired debt securities at September 30, 2013 and June 30, 2013, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired debt securities.

As of September 30, 2013 and June 30, 2013, there were, respectively, 128 and 126 securities in an unrealized loss position and were considered to be temporarily impaired and therefore an impairment charge has not been recorded.  All of such temporarily impaired investments are debt securities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

At September 30, 2013, 12 U.S. government and agency obligations had unrealized losses with aggregate depreciation of approximately 4.94% from the Company’s amortized cost basis of these securities.  We believe these unrealized losses are principally due to interest rate movements.  As such, the Company determined that none of such securities had other-than-temporary impairment.

At September 30, 2013, 90 municipal obligations had unrealized losses with aggregate depreciation of approximately 10.22% from the Company’s amortized cost basis of these securities.  We believe these unrealized losses are principally due to interest rate movements and recent credit concerns in the overall municipal bond market.  As such, the Company determined that none of such securities had other-than-temporary impairment.

At September 30, 2013, 5 corporate obligations had an unrealized loss of approximately 2.95% from the Company’s amortized cost basis of this security.  We believe these unrealized losses are principally due to interest rate movements.  As such, the Company determined that none of this security had other-than-temporary impairment.

At September 30, 2013, 21 mortgage backed and CMO securities had unrealized losses with aggregate depreciation of approximately 3.82% from the Company’s cost basis of these securities.  We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market.    Management considers available evidence to assess whether it is more likely than not that all amounts due would not be collected.  In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates.  There has been no disruption of the scheduled cash flows on any of the securities.  Management’s analysis as of September 30, 2013 revealed no expected credit losses on these securities.

As of September 30, 2012 and June 30, 2012, there were, respectively, 16 and 25 securities in an unrealized loss position and were considered to be temporarily impaired and therefore an impairment charge was not recorded.  All of such temporarily impaired investments are debt securities.

At September 30, 2012, 5 U.S. government and agency obligations had unrealized losses with aggregate depreciation of approximately 0.50% from the Company’s amortized cost basis of these securities.  We believe these unrealized losses are principally due to interest rate movements.  As such, the Company determined that none of such securities had other-than-temporary impairment.

At September 30, 2012, 4 municipal obligations had unrealized losses with aggregate depreciation of approximately 2.90% from the Company’s amortized cost basis of these securities.  We believe these unrealized losses are principally due to interest rate movements and recent credit concerns in the overall municipal bond market.  As such, the Company determined that none of such securities had other-than-temporary impairment.

At September 30, 2012, 1 corporate obligation had an unrealized loss with aggregate depreciation of approximately 1.50% from the Company's cost basis.  This unrealized loss was principally due to changes in interest rates and some concern the issuer may have exposure to Europe.  No credit issues had been identified that caused management to believe the declines in market value are other than temporary.  In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and if available projected target prices of investment analysts within a one-year time frame.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

At September 30, 2012, 6 mortgage backed and CMO securities had unrealized losses with aggregate depreciation of approximately 2.90% from the Company’s cost basis of these securities.  We believe these unrealized losses were principally due to the credit market’s concerns regarding the stability of the mortgage market.  One of the CMO securities was a non-agency security.  At September 30, 2012 the fair value of this non-agency security was $174,000 with an unrealized loss of $26,000, or 13.0% of the Company’s amortized cost basis.  Management considers available evidence to assess whether it is more likely than not that all amounts due would not be collected.  In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates.  There was minimal disruption of the scheduled cash flows on any of the securities.  Management’s analysis as of September 30, 2012 revealed no expected credit losses on these securities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30,	June 30,
	2013	2013
	(In Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$76,017	$70,453
Commercial real estate	79,399	74,395
Real estate construction	4,224	2,738

Other loans:
Home equity	36,117	35,660
Consumer	12,883	11,773
Commercial	26,920	21,775

Total	235,560	216,794

Less: Allowance for loan losses	(2,000)	(2,000)
Add: Deferred loan expenses	(215)	(117)

Total	$233,345	$214,677

Within the commercial real estate loan category above, $13,012,000 and $13,134,000 was guaranteed by the United States Department of Agriculture Rural Development, at September 30, 2013 and June 30, 2013, respectively.  Within the commercial loan category above, $3,579,000 and $0 were in loans originated through a syndication program where the business resides outside of Montana, at September 30, 2013, and June 30, 2013, respectively.

The following is a summary of changes in the allowance for loan losses:

	Three Months	Three Months	Twelve Months
	Ended	Ended	Ended
	September 30,	September 30,	June 30,
	2013	2012	2013
	(In Thousands)

Balance, beginning of period	$2,000	$1,625	$1,625
Provision charged to operations	159	235	678
Charge-offs	(160)	(64)	(365)
Recoveries	1	4	62

Balance, end of period	$2,000	$1,800	$2,000

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

Non-Performing Assets – The following table sets forth information regarding non-performing assets as of the dates indicated.

	September 30,	June 30,
	2013	2013
	(Dollars in Thousands)

Non-accrual loans	$744	$470
Accruing loans delinquent 90 days or more	-	-
Restructured loans, net	215	303
Total nonperforming loans	959	773
Real estate owned and other repossessed assets, net	496	550
Total	$1,455	$1,323

Total non-performing assets as a percentage of total assets	0.28%	0.30%

Allowance for loan losses	$2,000	$2,000

Percent of allowance for loan losses to non-performing loans	208.6%	258.7%

Percent of allowance for loan losses to non-performing assets	137.5%	151.2%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables set forth information regarding the activity in the allowance for loan losses for the dates as indicated:

	Three Months Ended
	September 30, 2013
	(In Thousands)
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Allowance for credit losses:
Beginning balance, June 30, 2013	$423	$952	$15	$290	$40	$280	$2,000
Charge-offs		(154)		(5)	(1)		(160)
Recoveries					1		1
Provision	20	20	10	39	32	38	159
Ending balance, September 30, 2013	$443	$818	$25	$324	$72	$318	$2,000

Ending balance allocated to loans
individually evaluated for impairment	$-	$-	$-	$30	$4	$-	$34

Ending balance allocated to loans
collectively evaluated for impairment	$443	$818	$25	$294	$68	$318	$1,966

Loans receivable:
Ending balance September 30, 2013	$76,017	$79,399	$4,224	$36,117	$12,883	$26,920	$235,560

Ending balance of loans individually
evaluated for impairment
September 30, 2013	$308	$130	$-	$509	$128	$210	$1,285

Ending balance of loans collectively
evaluated for impairment
September 30, 2013	$75,709	$79,269	$4,224	$35,608	$12,755	$26,710	$234,275

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

	Three Months Ended
	September 30, 2012
	(In Thousands)
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

The following tables set forth information regarding the internal classification of the loan portfolio as of the dates indicated:

	September 30, 2013
	(In Thousands)
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Grade:
Pass	$75,709	$79,269	$4,224	$35,609	$12,754	$26,710	$234,275
Special mention	-	-	-	-	-	-	-
Substandard	308	130	-	478	115	66	1,097
Doubtful	-	-	-	-	10	144	154
Loss	-	-	-	30	4	-	34
Total	$76,017	$79,399	$4,224	$36,117	$12,883	$26,920	$235,560

Credit Risk Profile Based on Payment Activity

Performing	$76,017	$79,088	$4,224	$35,701	$12,795	$26,776	$234,601
Restructured loans	-	85	-	130	-	-	215
Nonperforming	-	226	-	286	88	144	744
Total	$76,017	$79,399	$4,224	$36,117	$12,883	$26,920	$235,560

	June 30, 2013
	(In Thousands)
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Grade:
Pass	$70,138	$73,680	$2,738	$34,881	$11,695	$21,654	$214,786
Special mention	-	715	-	-	-	-	715
Substandard	315	-	-	626	62	121	1,124
Doubtful	-	-	-	-	10	-	10
Loss	-	-	-	153	6	-	159
Total	$70,453	$74,395	$2,738	$35,660	$11,773	$21,775	$216,794

Credit Risk Profile Based on Payment Activity

Performing	$70,395	$74,092	$2,738	$35,355	$11,732	$21,709	$216,021
Restructured loans	-	303	-	-	-	-	303
Nonperforming	58	-	-	305	41	66	470
Total	$70,453	$74,395	$2,738	$35,660	$11,773	$21,775	$216,794

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables set forth information regarding the delinquencies within the loan portfolio as indicated:

	September 30, 2013
	(In Thousands)
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing

1-4 Family real estate	$316	$-	$316	$75,701	$76,017	$-
Commercial real estate	-	202	202	79,197	79,399	-
Construction	-	-	-	4,224	4,224	-
Home equity	285	269	554	35,563	36,117	-
Consumer	130	74	204	12,679	12,883	-
Commercial	32	144	176	26,744	26,920	-
Total	$763	$689	$1,452	$234,108	$235,560	$-

	June 30, 2013
	(In Thousands)
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing

1-4 Family real estate	$312	$5	$317	$70,136	$70,453	$-
Commercial real estate	39	217	256	74,139	74,395	-
Construction	-	-	-	2,738	2,738	-
Home equity	265	196	461	35,199	35,660	-
Consumer	279	37	316	11,457	11,773	-
Commercial	187	-	187	21,588	21,775	-
Total	$1,082	$455	$1,537	$215,257	$216,794	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables set forth information regarding impaired loans as indicated:

	September 30, 2013
	(In Thousands)
		Unpaid		Interest	Average
	Recorded	Principal	Related	Income	Recorded
	Investment	Balance	Allowance	Recognized	Investment

With no related allowance:
1-4 Family	$308	$308	$-	$4	$312
Commercial real estate	130	243	-	-	426
Construction	-	-	-	-	-
Home equity	407	513	-	2	404
Consumer	124	156	-	1	98
Commercial	210	239	-	1	166

With a related allowance:
1-4 Family	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	102	102	30	-	241
Consumer	4	4	4	-	5
Commercial	-	-	-	-	-

Total:
1-4 Family	308	308	-	4	312
Commercial real estate	130	243	-	-	426
Construction	-	-	-	-	-
Home equity	509	615	30	2	645
Consumer	128	160	4	1	103
Commercial	210	239	-	1	166
Total	$1,285	$1,565	$34	$8	$1,652

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

	June 30, 2013
	(In Thousands)
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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. TROUBLED DEBT RESTRUCTURINGS

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the quarter ended December 31, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (July 1, 2011) for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed receivables as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired.  As of September 30, 2013, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $215,000 (310-40-65-1(b)), and the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $120,000 (310-40-65-1(b)).

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. TROUBLED DEBT RESTRUCTURINGS - continued

The following tables present troubled debt restructurings as of September 30, 2013 and June 30, 2013:

September 30, 2013
(In Thousands)
	Accrual	Non-Accrual	Total
	Status	Status	Modification

Residential Mortgage (1-4 family)	$-	$-	$-
Commercial Real Estate	85	130	215
Real estate construction	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Commercial	-	-	-
Total	$85	$130	$215

June 30, 2013
(In Thousands)
	Accrual	Non-Accrual	Total
	Status	Status	Modification

Residential Mortgage (1-4 family)	$-	$-	$-
Commercial Real Estate	86	217	303
Real estate construction	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Commercial	-	-	-
Total	$86	$217	$303

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. TROUBLED DEBT RESTRUCTURINGS - continued

The following tables present newly restructured loans that occurred during the three months ended September 30, 2013:

Three Months Ended
September 30, 2013
(In Thousands)
	Rate	Term	Interest Only	Payment	Combination	Total
	Modification	Modification	Modification	Modification	Modification	Modification
Pre-modification Outstanding
Recorded Investment:
Residential Mortgage (1-4 family)	$-	$-	$-	$-	$-	$-
Commercial Real Estate	-	-	-	-	-	-
Real estate construction	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-

Three Months ended
September 30, 2013
(In Thousands)
	Rate	Term	Interest Only	Payment	Combination	Total
	Modification	Modification	Modification	Modification	Modification	Modification
Post-modification Outstanding
Recorded Investment:
Residential Mortgage (1-4 family)	$-	$-	$-	$-	$-	$-
Commercial Real Estate	-	-	-	-	-	-
Real estate construction	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. TROUBLE DEBT RESTRUCTURINGS - continued

	Three months ended
	September 30, 2012
	(In Thousands)
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
	(In Thousands)
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

There were no loans modified as a troubled debt restructured loan within the previous three months for which there was a payment default during the three months ended September 30, 2013. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.  As of September 30, 2013 and June 30, 2013, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. DEPOSITS

Deposits are summarized as follows:

	September 30,	June 30,
	2013	2013
	(In Thousands)

Noninterest checking	$62,533	$52,972
Interest-bearing checking	66,092	65,876
Savings	56,988	56,051
Money market	86,390	85,361
Time certificates of deposit	156,277	157,491
Total	$428,280	$417,751

NOTE 6. EARNINGS PER SHARE

Basic earnings per share for the nine months ended September 30, 2013 was computed using 3,898,685 weighted average shares outstanding. Basic earnings per share for the three months ended September 30, 2012 was computed using 3,724,789 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased.  The weighted average shares outstanding for the diluted earnings per share calculations was 3,977,542 for the three months ended September 30, 2013 and 3,928,945 for the three months ended September 30, 2012.

NOTE 7. DIVIDENDS AND STOCK REPURCHASE PROGRAM

For the fiscal year July 1, 2012 through June 30, 2013, Eagle paid dividends of $0.07125 per share for the first three quarters and paid $0.0725 per share in the fourth quarter.  A dividend of $0.0725 per share was declared on July 26, 2013, and paid September 6, 2013 to stockholders of record on August 16, 2013.  A dividend of $0.0725 per share was declared on October 29, 2013, payable on December 6, 2013 to shareholders of record on November 15, 2013.

On July 1, 2013, the Company announced that its Board of Directors authorized a common stock repurchase program for 150,000 shares of common stock, effective July 1, 2013.  The program is intended to be implemented through purchases made from time to time in the open market or through private transactions.

The Company did not purchase any shares of our common stock during the first quarter of our fiscal year ending June 30, 2014.

NOTE 8. DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. The Company entered into an interest rate swap agreement on August 27, 2010 with a third party to manage interest rate risk associated with a fixed-rate loan.  The interest rate swap agreement effectively converted the loan’s fixed rate into a variable rate. Derivatives and hedging accounting requires that the Company recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with this guidance, the Company designates the interest rate swap on this fixed-rate loan as a fair value hedge.

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

The hedged fixed rate loan has an original maturity of 20 years and is not callable.  This loan is hedged with a “pay fixed rate, receive variable rate” swap with a similar notional amount, maturity, and fixed rate coupons. The swap is not callable. At September 30, 2013, and June 30, 2013, the loan had an outstanding principal balance of $11,107,000, and $11,191,000 and the interest rate swap had a notional value of $11,107,000, and $11,191,000, respectively.

Effect of Derivative Instruments on Statement of Financial Condition
Fair Value of Derivative Instruments

	Asset Derivatives				Liabilities Derivatives
(In Thousands)	September 30, 2013		June 30, 2013		September 30, 2013		June 30, 2013
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated
as hedging instruments
under ASC 815					Other		Other
Interest rate contracts	n/a	$-	n/a	$-	Liabilities	$45	Liabilities	$115

Change in fair value of
financial instrument being
hedged under ASC 815
Interest rate contracts	Loan	$54	Loans	$101	n/a	$-	n/a	$-

Effect of Derivative Instruments on Statement of Income
For the three Months Ended September 30, 2013 and 2012

(In Thousands)							Amount of
				Location of			Gain or (Loss)
	Derivatives Designated			Gain or (Loss)			Recognized in
	as Hedging Instruments			Recognized in			Income on Derivative
	Under ASC 815			Income on Derivative			2013	2012

	Interest rate contracts			Noninterest income			$23	$37

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2013 and June 30, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. FAIR VALUE DISCLOSURES - continued

	September 30, 2013
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial Assets:
Available for sale securities
U.S. Government and agency	$-	$48,208	$-	$48,208
Municipal obligations	-	81,314	-	81,314
Corporate obligations	-	7,005	-	7,005
Mortgage backed securities
government backed	-	26,199	-	26,199
CMOs - government backed	-	39,106	-	39,106
Loan subject to fair value hedge	-	11,161	-	11,161
Loans held-for-sale	-	20,717	-	20,717
Financial Liability:
Derivative financial instruments	-	45	-	45

	June 30, 2013
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial Assets:
Available for sale securities
U.S. Government and agency	$-	$50,931	$-	$50,931
Municipal obligations	-	84,436	-	84,436
Corporate obligations	-	9,061	-	9,061
Mortgage-backed securities
government backed	-	26,902	-	26,902
Private lable CMOs	-	-	-	-
CMOs - government backed	-	47,633	-	47,633
Loan subject to fair value hedge	-	11,306	-	11,306
Loans held-for-sale	-	20,807	-	20,807
Financial Liability:
Derivative financial instruments	-	115	-	115

The following tables presents, for the three months ended September 30, 2013 and 2012, the changes in loan subject to fair value hedges and the related derivative financial instrument that are measured at fair value on a recurring basis.

		Total Realized/
		Unrealized Gains	Purchases,
	Balance	(Losses) Included	Sales,	Balance
	as of	in Noninterest	Issuances, and	as of
	July 1, 2013	Income	Settlements, net	September 30, 2013
	(In Thousands)
Financial Assets (Liability):
Loan subject to fair value hedge	$11,306	$(61)	$(84)	$11,161
Derivative financial instruments	(115)	70	-	(45)

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

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of September 30, 2013 and June 30, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2013
	(In Thousands)
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Impaired loans	$-	$-	$1,251	$1,251
Repossessed assets	-	-	496	496

	June 30, 2013
	(In Thousands)
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Impaired loans	$-	$-	$2,015	$2,015
Repossessed assets	-	-	550	550

During the quarter ended September 30, 2013, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $1,285,000 were reduced by specific valuation allowance allocations totaling $34,000 to a total reported fair value of $1,251,000 based on collateral valuations utilizing Level 3 valuation inputs.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. FAIR VALUE DISCLOSURES - continued

Quantitative Information about Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Banks’s Level 3 financial assets and liabilities, the valuation techniques used to measure the fair value of those financial assets and liabilities, and the significant unobservable inputs and the ranges of values for those inputs:

Instrument	Fair Value at September 30, 2013	Principal Valuation Technique	Significant Unobservable Inputs	Range of Significant Input Values
(Dollars In Thousands)

		Appraisal of	Appraisal
Impaired loans	$1,251	collateral (1)	adjustments	10-30%

		Appraisal of	Liquidation
Repossessed Assets	$496	collateral (1)(3)	expenses (2)	10-30%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable, less associated allowance.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

FASB ASC Topic 825 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value.  Below is a table that summarizes the fair market values of all financial instruments of the Company at September 30, 2013 and June 30, 2013, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2013
	(In Thousands)
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
Financial Assets:
Cash and cash equivalents	$7,126	$-	$-	$7,126	$7,126
FHLB stock	1,914	-	-	1,914	1,914
Loans receivable, net	-	-	238,199	238,199	233,345
Accrued interest on dividends receivable	2,339	-	-	2,339	2,339
Mortgage servicing rights	-	-	4,463	4,463	3,420
Cash surrender value of life insurance	10,953	-	-	10,953	10,953
Financial Liabilities:
Non-maturing interest bearing deposits	-	-	209,470	209,470	209,470
Non-interest bearing deposits	62,533	-	-	62,533	62,533
Time certificates of deposit	-	-	157,058	157,058	156,277
Accrued expenses and other liabilities	3,761	-	-	3,761	3,761
Advances from the FHLB & other borrowings	-	-	29,001	29,001	28,466
Subordinated debentures	-	-	3,858	3,858	5,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. FAIR VALUE DISCLOSURES – continued

	June 30, 2013
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
(Dollars in Thousands)	Inputs	Inputs	Inputs	Fair Value	Amount

	(In Thousands)
Financial Assets:
Cash and cash equivalents	$6,161	$-	$-	$6,161	$6,161
FHLB stock	1,931	-	-	1,931	1,931
Loans receivable, net	-	-	219,894	219,894	214,677
Accrued interest on dividends receivable	2,387	-	-	2,387	2,387
Mortgage servicing rights	-	-	3,589	3,589	3,192
Cash surrender value of life insurance	10,869	-	-	10,869	10,869
Financial Liabilities:
Interest bearing deposits	-	-	207,288	207,288	207,288
Non-interest bearing deposits	52,972	-	-	52,972	52,972
Time certificates of deposit	-	-	158,452	158,452	157,491
Accrued expenses and other liabilities	3,535	-	-	3,535	3,535
Advances from the FHLB & other borrowings	-	-	35,611	35,611	34,861
Subordinated debentures			3,860	3,860	5,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

The following methods and assumptions were used by the Company in estimating the fair value of the following classes of financial instruments.  However, the 2013 Form 10-K provides additional description of valuation methodologies used in estimating fair value of these financial instruments.

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

Advances from the FHLB & Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective September 30, 2013 and June 30, 2013, respectively if the borrowings repriced according to their stated terms.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. BUSINESS COMBINATION - continued

Direct costs related to the Sterling acquisition were expensed as incurred in the year ended June 30, 2013.  These acquisition and integration expenses included salaries and benefits, technology and communications, occupancy and equipment, professional services and other noninterest expenses.  For the three months ended September 30, 2013, and 2012, $0 and $477,000 of acquisition costs were incurred and expensed, respectively.

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

Operations of the branches acquired have been included in the consolidated financial statements since December 1, 2012.  The Company does not consider these branches a separate reporting unit and does not track the amount of revenues and net income attributable to these branches since the acquisition.  As such, it is impracticable to determine such amounts for the three months ended September 30, 2013.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. BUSINESS COMBINATION - continued

The following table presents unaudited pro forma results of operations for the three months ended September 30, 2013 and 2012 as if the acquisition of the Sterling branches had occurred on July 1, 2011 (in thousands).  This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments and amortization of the core deposit intangible asset.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company purchased and assumed the assets and liabilities of the Sterling branches at July 1, 2011.  Cost savings are also not reflected in the unaudited pro forma amounts for the three months ended September 30, 2013 and 2012.

	Three Months Ended
	September 30,
	2013	2012

Net interest income	$3,458	$3,525
Noninterest income	3,098	1,917
Noninterest expense	5,853	4,789
Net income1)	667	489

Pro forma earnings per share1)
Basic	$0.17	$0.13
Diluted	0.17	0.12

1)
Significant assumptions utilized include the acquisition cost noted above, amortization/accretion of interest rate fair value adjustments, amortization of the core deposit intangible asset and a 25% effective tax rate for the three months ended September 30, 2012.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth information regarding the activity in accumulated other comprehensive income (loss) for the dates as indicated (in thousands):

		Unrealized
	Gains (Losses)	(Losses) Gains
	on Derivatives	on Investment
	Designated as	Securities
	Cash Flow Hedges	Available for Sale	Total

Balance, July 1, 2013	$345	$(3,729)	$(3,384)
Other comprehensive income (loss),
before reclassifications and income taxes	590	(2,058)	(1,468)
Amounts reclassified from accumulated other
comprehensive income (loss), before income taxes	(582)	(431)	(1,013)
Income tax (expense) benefit	(3)	1,014	1,011
Total other comprehensive income (loss)	5	(1,475)	(1,470)
Balance, September 30, 2013	$350	$(5,204)	$(4,854)

Balance, July 1, 2012	$114	$2,159	$2,273
Other comprehensive income,
before reclassifications and income taxes	178	304	482
Amounts reclassified from accumulated other
comprehensive income, before income taxes	(192)	(52)	(244)
Income tax benefit (expense)	6	(103)	(97)
Total other comprehensive (loss) income	(8)	149	141
Balance, September 30, 2012	$106	$2,308	$2,414

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

The level and movement of interest rates impacts the Bank’s earnings as well.  The Federal Reserve’s Federal Open Market Committee (“FOMC”) did not change the federal funds target rate which remained at 0.25% during the three months ended September 30, 2013.

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

Financial Condition

Comparisons of financial condition in this section are between September 30, 2013 and June 30, 2013.

Total assets at September 30, 2013 were $513.86 million, an increase of $3.33 million, or 0.7%, from $510.53 million at June 30, 2013.  Loans receivable increased by $18.67 million, or 8.7%, to $233.35 million at September 30, 2013, from $214.68 million at June 30, 2013.  Residential mortgage loans increased by $5.56 million, commercial real estate loans increased by $5.00 million and commercial loans increased by $5.15 million.  These were the largest increases among the various loan types.  Home equity, consumer loans, and construction loans increased more moderately.  Total loan originations were $97.72 million for the three months ended September 30, 2013, with single family mortgages accounting for $71.81 million of the total.  Home equity and construction loan originations totaled $2.70 million and $4.55 million, respectively, for the same period. Commercial real estate and land loan originations totaled $12.39 million.  Consumer loans originated totaled $2.68 million.  Commercial loans originated totaled $3.59 million, with $2.90 million originating from loan syndication programs with borrowers residing outside of Montana. Loans held-for-sale decreased $90,000, to $20.72 million at September 30, 2013 from $20.81 million at June 30, 2013.

Total cash and cash equivalents increased by $965,000, and securities available-for-sale decreased $17.13 million.  Though most security categories decreased during the period, the largest decrease was in the collateralized mortgage obligation category, dropping $8.53 million, or 17.9%.

Deposits increased $10.53 million, or 2.5%, to $428.28 million at September 30, 2013 from $417.75 million at June 30, 2013. Growth occurred across most deposit products with the exception of time certificates of deposits which decreased slightly during the period.  Management attributes the organic increase in deposits to increased marketing of checking accounts as well as customers’ preference for placing funds in secure, federally insured accounts.

The ability of the Bank to continue to grow its retail deposit base during the period enabled the Bank to decrease wholesale funding during the period.  Advances from the Federal Home Loan Bank and other borrowings decreased $6.39 million, or 18.3%, to $28.47 million at September 30, 2013 from $34.86 million at June 30, 2013.

Total stockholders’ equity decreased $1.04 million or 2.1%, to $48.19 million at September 30, 2013 from $49.23 million at June 30, 2013.  This was a result of a decrease in accumulated other comprehensive income of $1.47 million mainly due to a decrease in net unrealized gains on securities available-for-sale and dividends paid of $283,000, partially offset by net income of $667,000.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2013 and 2012

Net Income.  Eagle’s net income for the quarter was $667,000 versus $422,000 of net income for the three months ended September 30, 2012.  The increase of $245,000, or 58.1%, was due to increases in net interest income of $958,000 and noninterest income of $1.52 million, and reductions in provision for loan losses of $76,000 and income tax expense of $106,000.  These were partially offset by an increase in noninterest expense of $2.42 million.   The increase in noninterest income resulted from an increase in home mortgage refinancing activity, resulting in increased gain on sale of loans.  The increase was also attributable to an increase in the gain on sale of available-for-sale securities of $364,000. The provision for loan losses decreased $76,000 from the prior period due to improved credit indicators such as delinquencies.  Eagle’s tax provision was $106,000 lower in the current period.  This reduction in tax expense is primarily attributable to a new market tax credit project that was initiated during the previous year.  This project resulted in the Company receiving $2.9 million in federal new markets tax credits that can be used over the next seven years.  Basic earnings per share were $0.17 for the current period, and $0.11 per share for the prior comparable period.

Net Interest Income.  Net interest income increased to $3.62 million for the quarter ended September 30, 2013, from $2.66 million for the previous year’s quarter.  This increase of $958,000 was the result of an increase in interest and dividend income of $916,000 and by a decrease in interest expense of $42,000.

Interest and Dividend Income.  Total interest and dividend income was $4.14 million for the quarter ended September 30, 2013, compared to $3.23 million for the quarter ended September 30, 2012, an increase of $916,000, or 28.4%.  Interest and fees on loans increased to $3.12 million for the three months ended September 30, 2013 from $2.55 million for the same period ended September 30, 2012.  This increase of $570,000, or 22.3%, was due to an increase in the average balance of loans partially offset by a decrease in the average yield of loans for the quarter ended September 30, 2013.  The average interest rate earned on loans receivable decreased by 54 basis points, from 5.64% to 5.10%.  Average balances for loans receivable, net, including loans held for sale, for the quarter ended September 30, 2013 were $244.57 million, compared to $180.78 million for the prior year period.  This represents an increase of $63.79 million, or 35.29%.  Interest and dividends on investment securities available-for-sale (AFS) increased by $350,000 for the quarter ended September 30, 2013 from $669,000 for the same quarter last year.  Average balances on investments increased to $210.77 million for the quarter ended September 30, 2013, from $91.56 million for the quarter ended September 30, 2012.  The average interest rate earned on investments decreased to 1.93% from 2.92%.  Interest on deposits with banks decreased to $1,000 from $5,000, due to a decrease in average balances partially offset by an increase in the average rates.  Average balances on deposits with banks decreased to $1.49 million for the quarter ended September 30, 2013, compared to $11.93 million for the quarter ended September 30, 2012 and the average rates on such deposits with banks increased from 0.17% at September 30, 2012 to 0.27% at September 30, 2013.

Interest Expense.  Total interest expense declined in the quarter to $524,000 from $566,000 for the quarter ended September 30, 2012, a decrease of $42,000, or 7.4%.  The decrease was attributable to decreases in interest on borrowings while interest on deposits increased.  The average rates on deposits, which includes non-interest bearing deposits, decreased from 45 basis points to 30 basis points, but this was offset by the growth in average deposit balances. This increase in average balances is the result of both the Sterling branch acquisition and organic growth.  The organic growth was likely the result of the Bank’s customers continuing to opt for the safety of federally insured deposits, notwithstanding historically low rates on such deposits, over the risks and uncertainty of the capital markets.  The average balances increased from $219.52 million to $422.30 million, an increase of $202.78 million.  All account types experienced some decrease in average rates.  Money market accounts declined one basis point to 12 basis points down from 13 basis points.  Interest bearing checking account rates declined one basis point to 4 basis points down from 5 basis points.  Savings account rates declined to 0.05% from 0.10%, and certificates of deposit rates decreased from 1.10% to 0.72%.  Because of the increase in retail funding due to deposit growth average balances in borrowings decreased to $40.34 million for the quarter ended September 30, 2013, compared to $40.92 million for the same quarter in the previous year.  The average rate paid, along with the decrease in average borrowing balances, resulted in a decrease in interest paid on borrowings to $203,000 for the quarter ended September 30, 2013 versus $294,000 paid in the previous year’s quarter.  The average rate paid on borrowings decreased from 3.11% last year to 2.02% for the quarter ended September 30, 2013.  The average rate paid on all interest-bearing liabilities decreased 44 basis points from the quarter ended September 30, 2012 to the quarter ended September 30, 2013.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions, and past due loans in portfolio.  The Bank’s policies require a review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  The Bank recorded $159,000 in provision for loan losses for the quarter ended September 30, 2013 and $235,000 in the quarter ended September 30, 2012.  This decrease from 2012 was based on an analysis of a variety of factors including delinquencies within the loan portfolio.  Total nonperforming loans, including restructured loans, net decreased from $2.29 million at September 30, 2012 to $959,000 at September 30, 2013. The Bank currently has $496,000 in foreclosed real estate property and other repossessed property.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2013 and 2012 – continued

Noninterest Income. Due to the continued historic low long term interest rates, the Bank continued to experience significant refinancing activity in residential real estate as well as benefiting from operating the mortgage banking activities resulting from the Sterling acquisition which augmented our existing mortgage lending.  This increased activity had a significant effect on the amount of noninterest income with total noninterest income increasing to $3.10 million for the quarter ended September 30, 2013, from $1.58 million for the quarter ended September 30, 2012, an increase of $1.52 million or 96.2%.  Of this amount, net gain on sale of loans increased to $1.59 million for the quarter ended September 30, 2013 from $812,000 for the quarter ended September 30, 2012.   During this period, $71.81 million of 1-4 family mortgage loans were originated compared to $40.52 million in the quarter ended September 30, 2012.  In addition, $63.67 million of mortgage loans were sold during the period compared to $42.67 million sold in the quarter ended September 30, 2012, an increase of $21.0 million.  The gain on sale of securities also contributed to the increase in noninterest income.  Gain on sale of securities increased to $431,000 from the prior period’s amount of $67,000.

Noninterest Expense.  Noninterest expense was $5.85 million for the quarter ended September 30, 2013, and $3.44 million for the quarter ended September 30, 2012.  The primary cause of this increase was the increase in salaries and employee benefits of $1.90 million resulting from the increase in staff from the Sterling acquisition.  The valuation losses on OREO were zero compared to $68,000 in the same period last year.  This decrease was due to stabilizing values in the Company’s foreclosed properties.    Consulting fees increased from $26,000 to $86,000 due to a couple of special projects currently underway.  Amortization of core deposit intangible and tax credits expense was $109,000 compared to zero for the prior period.  This amortization expense relates to the equity investment in the new markets tax credit project, which will be amortized over the life of these federal tax credits, and the amortization of the core deposit intangible.  Occupancy and equipment expense, data processing, advertising, and federal insurance premiums all increased as the result of the Sterling acquisition and now operating a larger entity.  Acquisition costs fell from $477,000 for the previous period to zero as the acquisition was fully completed by the third quarter of fiscal year 2013.

Income Tax Expense. Our income tax expense was $36,000 for the quarter ended September 30, 2013, compared to $142,000 for the quarter ended September 30, 2012.  The effective tax rate for the quarter ended September 30, 2013 was 5.12% and was 25.17% for the quarter ended September 30, 2012.  Though pretax income is higher in the current period the percent of tax free municipal bond income and Bank owned life insurance income to total income increased.  Likewise, the deductibility of goodwill that resulted from the acquisition, for tax purposes has helped to reduce the effective tax rate.  The effective tax rate was furthered reduced by new markets tax credits that were first taken during the second quarter of fiscal year 2013.   The Company has equity investments in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The federal tax credit benefits were $95,000 for the quarter ended September 30, 2013.

Liquidity, Interest Rate Sensitivity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of the Comptroller of the Currency (“OCC”) regulations.  The OCC has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings.  The OCC states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages.  For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined.  In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets.  “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Seattle.  The Bank exceeded those minimum ratios as of both September 30, 2013 and September 30, 2012.

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

At August 31, 2013, the Bank’s measure, as internally determined, of sensitivity to interest rate movements, as measured by a 200 basis point rise in interest rates scenario, decreased the economic value of equity (“EVE”) by 17.2%.  The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.  The Bank’s tier I core capital ratio, as measured under OCC rules, decreased from 13.86% as of September 30, 2012 to 8.62% as of September 30, 2013.  The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

As of September 30, 2013, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At September 30, 2013, the Bank’s tangible, core, and risk-based capital ratios amounted to 8.62%, 8.62%, and 15.60%, respectively, compared to regulatory requirements of 1.50%, 3.00%, and 8.00%, respectively.  See the following table (dollars in thousands):

	At September 30, 2013
	(Unaudited)
	Dollar	% of
	Amount	Assets
Tangible capital:
Capital level	$43,773	8.62
Requirement	7,620	1.50
Excess	36,153	7.12

Core capital:
Capital level	43,773	8.62
Requirement	15,240	3.00
Excess	28,533	5.62

Risk-based capital:
Capital level	45,773	15.60
Requirement	23,480	8.00
Excess	22,293	7.60

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONTROLS AND PROCEDURES

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of September 30, 2013, our disclosure controls and procedures were effective.  During the last fiscal quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

Part II - OTHER INFORMATION

Item 1.      Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.     Risk Factors.

There have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form  10-K for the fiscal year ended June 30, 2013.

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

On July 1, 2013, the Company announced its Board of Directors has approved a stock repurchase program for the shares of the Company’s common stock.  Pursuant to the program, Eagle may acquire up to 150,000 shares of its common stock, subject to market conditions, on the open market or in privately negotiated transactions.  The repurchase program expires on June 30, 2014.

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

EAGLE BANCORP MONTANA, INC.

Date: November 13, 2013	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: November 13, 2013	By:	/s/ Clint J. Morrison
Clint J. Morrison
Senior Vice President/CFO