Form 10-Q
period 2013-12-31
Eagle Bancorp Montana, Inc.
filed 2014-02-12
CIK 1478454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	3,918,399 shares outstanding
As of February 12, 2014

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	December 31,	June 30,
	2013	2013
ASSETS
Cash and due from banks	$6,439	$3,776
Interest-bearing deposits with banks	616	2,385
Total cash and cash equivalents	7,055	6,161

Securities available-for-sale,
at market value	195,007	218,963
Federal Home Loan Bank stock, at cost	1,896	1,931
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	14,655	20,807
Loans receivable, net of deferred loan expenses of $319 at December 31, 2013 and $117 at June 30, 2013 and allowance for loan losses of $2,120 at
December 31, 2013 and $2,000 at June 30, 2013	247,379	214,677
Accrued interest and dividends receivable	2,388	2,387
Mortgage servicing rights, net	3,526	3,192
Premises and equipment, net	19,155	18,943
Cash surrender value of life insurance	11,035	10,869
Real estate and other repossessed assets acquired in settlement of loans, net	419	550
Goodwill	7,034	6,890
Core deposit intangible, net	830	922
Other assets	5,853	4,087

Total assets	$516,387	$510,534

See accompanying notes to the unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	December 31,	June 30,
	2013	2013
LIABILITIES
Deposit accounts:
Noninterest bearing	$56,775	$52,972
Interest bearing	375,466	364,779
Total deposits	432,241	417,751

Accrued expenses and other liabilities	3,167	3,535
FHLB advances and other borrowings	28,067	34,861
Subordinated debentures	5,155	5,155
Total liabilities	468,630	461,302

EQUITY
Preferred stock (no par value, 1,000,000 shares
authorized, none issued or outstanding)	-	-
Common stock (par value $0.01 per share; 8,000,000 shares authorized;
4,083,127 shares issued; 3,918,399 and 3,898,685 shares outstanding
at December 31, 2013 and June 30, 2013, respectively)	41	41
Additional paid-in capital	22,118	22,109
Unallocated common stock held by employee
stock ownership plan ("ESOP")	(1,307)	(1,390)
Treasury stock, at cost	(1,800)	(1,993)
Retained earnings	34,422	33,849
Accumulated other comprehensive loss	(5,717)	(3,384)
Total equity	47,757	49,232

Total liabilities and equity	$516,387	$510,534

See accompanying notes to the unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Interest and Dividend Income:
Interest and fees on loans	$3,231	$2,753	$6,352	$5,304
Securities available-for-sale	1,083	735	2,102	1,404
Interest on deposits with banks	3	11	4	16
Total interest and dividend income	4,317	3,499	8,458	6,724

Interest Expense:
Deposits	312	333	633	581
FHLB advances & other borrowings	183	230	365	524
Subordinated debentures	21	23	42	47
Total interest expense	516	586	1,040	1,152

Net interest income	3,801	2,913	7,418	5,572
Loan loss provision	153	187	312	422
Net interest income after loan loss provision	3,648	2,726	7,106	5,150

Noninterest Income:
Service charges on deposit accounts	264	184	543	350
Net gain on sale of loans (includes $590 and $179 for the three months ended December 31, 2013 and 2012, respectively, and
$582 and $192 for the six months ended December 31, 2013
and 2012, respectively, related to accumulated other
comprehensive earnings reclassification)	963	962	2,554	1,774
Mortgage loan servicing fees	339	247	653	481
Net gain on sale of available for sale securities (includes $405 and
$220 for the three months ended December 31, 2013 and 2012,
respectively, and $836 amd $272 for the six months ended	405	245	836	312
December 31, 2013 and 2012, respectively related to
accumulated other comprehensive earnings reclassification)
Net loss on sale of OREO	(22)	(6)	(50)	(23)
Net gain on fair value hedge	48	28	71	65
Other	472	257	960	533
Total noninterest income	2,469	1,917	5,567	3,492

See accompanying notes to the unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)
 (Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Noninterest Expense:
Salaries and employee benefits	3,088	2,131	6,430	3,572
Occupancy and equipment expense	688	508	1,375	850
Data processing	483	193	931	340
Advertising	206	218	457	419
Amortization of mortgage servicing rights	141	221	334	408
Amortization of core deposit intangible and tax credits	108	48	217	48
Federal insurance premiums	84	43	168	92
Postage	50	37	92	63
Legal, accounting, and examination fees	145	122	269	213
Consulting fees	69	35	155	61
Acquisition costs	-	731	-	1,208
Valuation losses on OREO	-	30	-	98
Other	551	469	1,038	849
Total noninterest expense	5,613	4,786	11,466	8,221

Income (loss) before provision for income taxes	504	(143)	1,207	421

Income Tax Expense (Benefit) (includes $594 and $323 for the three months ended December 31, 2013 and 2012, respectively, and
$1,605 and $224 for the six months ended December 31, 2013
and 2012, respectively, related to income tax benefit from
reclassification items)	30	(103)	66	39

Net Income (Loss)	$474	$(40)	$1,141	$382

Basic earnings per common share	$0.12	$(0.01)	$0.29	$0.10

Diluted earnings per common share	$0.12	$(0.01)	$0.29	$0.10

Weighted average shares outstanding (basic eps)	3,911,756	3,741,815	3,905,221	3,733,302

Weighted average shares outstanding (diluted eps)	3,978,978	3,933,114	3,978,260	3,931,030

See accompanying notes to the unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Dollars in Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

NET INCOME (LOSS)	$474	$(40)	$1,141	$382

OTHER ITEMS OF COMPREHENSIVE (LOSS) INCOME:
Change in unrealized loss on investment securities
available for sale, before income taxes	(828)	(787)	(2,886)	(481)
Reclassification adjustment for realized gains on investment
securities included in net earnings, before income tax	(405)	(220)	(836)	(272)
Change in fair value of derivatives designated as cash flow
hedges, before income taxes	366	396	366	395
Reclassification adjustment for realized gains on derivatives
designated as cash flow hedges, before income taxes	(590)	(179)	(582)	(192)
Total other items of comprehensive loss	(1,457)	(790)	(3,938)	(550)

Income tax benefit (expense) related to:
Investment securities	503	412	1,517	307
Derivatives designated as cash flow hedges	91	(89)	88	(83)
	594	323	1,605	224

COMPREHENSIVE (LOSS) INCOME	$(389)	$(507)	$(1,192)	$56

See accompanying notes to the unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended December 31, 2013 and 2012
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

			ADDITIONAL				ACCUMULATED
			UNALLOCATED				OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME (LOSS)	TOTAL

Balance, July 1, 2012	$-	$41	$22,112	$(1,556)	$(2,210)	$32,990	$2,273	$53,650

Net income						382		382

Other comprehensive loss							(326)	(326)

Dividends paid ($0.07125 per share per quarter)						(554)		(554)

Treasury stock reissued			(11)		217			206

ESOP shares allocated or committed to be released for allocation (8,308 shares)			2	83				85

Balance, December 31, 2012	$-	$41	$22,103	$(1,473)	$(1,993)	$32,818	$1,947	$53,443

Balance, July 1, 2013	$-	$41	$22,109	$(1,390)	$(1,993)	$33,849	$(3,384)	$49,232

Net income						1,141		1,141

Other comprehensive loss							(2,333)	(2,333)

Dividends paid ($.0725 per share per quarter)						(568)		(568)

Treasury stock reissued					193			193

ESOP shares allocated or committed to be released for allocation (8,308 shares)			9	83				92

Balance, December 31, 2013	$-	$41	$22,118	$(1,307)	$(1,800)	$34,422	$(5,717)	$47,757

See accompanying notes to the unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Six Months Ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,141	$382
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	312	422
Valuation losses on OREO	-	98
Depreciation	574	401
Net amortization of marketable securities premium and discounts	1,606	438
Amortization of mortgage servicing rights	334	408
Amortization of core deposit intangible and tax credits	217	48
Gain on sale of loans	(2,554)	(1,774)
Net realized gain on sale of available-for-sale securities	(836)	(312)
Loss on sale of OREO	50	23
Gain on fair value hedge	(71)	(65)
Net gain on sale/disposal of fixed assets	(26)	-
Appreciation in cash surrender value of life insurance, net	(166)	(150)
Change in assets and liabilities:
(Increase) decrease in assets:
Accrued interest and dividends receivable	(1)	(583)
Loans held-for-sale	8,435	(2,495)
Other assets	(233)	(2,252)
(Decrease) increase in liabilities:
Accrued expenses and other liabilities	(10)	105
Net cash provided by (used in) operating activities	8,772	(5,306)

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities
Sales	34,378	8,338
Maturities, principal payments, calls	14,491	11,474
Purchases	(29,405)	(136,976)
FHLB stock redeemed	35	36
Cash received in acquisition of Sterling Bank branches, net of cash paid	-	130,094
Final valuation adjustments related to acquisition of Sterling Bank branches	(144)	-
Net increase in loan receivable, excludes transfers to real estate
acquired in settlement of loans	(33,682)	(282)
Proceeds from the sale of real estate and other repossessed
property acquired in the settlement of loans	81	1,247
Insurance proceeds related to property and equipment	28	-
Purchase of property and equipment	(788)	(762)
Net cash (used in) provided by investing activities	(15,006)	13,169

See accompanying notes to the unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Six Months Ended
	December 31,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking and savings accounts	$14,490	$12,273
Net change in advances from the FHLB and other borrowings	(6,794)	(13,235)
Dividends paid	(568)	(554)
Net cash provided by (used in) financing activities	7,128	(1,516)

Net increase in cash	894	6,347

CASH AND CASH EQUIVALENTS, beginning of period	6,161	19,814

CASH AND CASH EQUIVALENTS, end of period	$7,055	$26,161

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,067	$1,240

Cash paid during the period for income taxes	$108	$372

Assets acquired through foreclosure	$-	$243

NON-CASH INVESTING ACTIVITIES:
Decrease in market value of securities available-for-sale	$3,722	$753

Mortgage servicing rights recognized	$668	$540

ESOP shares released	$92	$85

Loans transferred to real estate and other assets acquied in foreclosure	$-	$468

Treasury shares reissued for compensation	$193	$206

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

The results of operations for the six month period ended December 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2014 or any other period.  The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-K for the fiscal year ended June 30, 2013.

The Company evaluated subsequent events for potential recognition and/or disclosure through February 12, 2014 the date the consolidated financial statements were issued.

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	December 31, 2013				June 30, 2013
(In Thousands)		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Available-for-sale:
U.S. government and
agency obligations	$45,458	$61	$(865)	$44,654	$50,904	$514	$(487)	$50,931
Municipal obligations	87,404	374	(7,337)	80,441	88,948	1,072	(5,584)	84,436
Corporate obligations	5,977	21	(144)	5,854	9,130	84	(153)	9,061
Mortgage-backed securities -
government backed	28,682	14	(868)	27,828	27,680	35	(813)	26,902
CMOs - government backed	37,501	144	(1,415)	36,230	48,594	307	(1,268)	47,633

Total	$205,022	$614	$(10,629)	$195,007	$225,256	$2,012	$(8,305)	$218,963

For the three months ended December 31, 2013 and 2012, net proceeds from sales of securities available for sale amounted to $18,229,000 and $7,764,000, respectively.  For the three months ended December 31, 2013 and 2012 gross realized gains amounted to $439,000 and $301,000, respectively and gross realized losses amounted to $34,000 and $56,000, respectively.  For the six months ended December 31, 2013 and 2012, net proceeds from sales of securities available for sale amounted to $34,378,000 and $8,338,000, respectively.  For the six months ended December 31, 2013 and 2012, gross realized gains amounted to $919,000 and $368,000, respectively and gross realized losses amounted to $83,000 and $56,000, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES – continued

The amortized cost and fair value of securities at December 31, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$1,130	$1,149
Due from one to five years	5,141	5,171
Due from five to ten years	18,320	17,659
Due after ten years	114,249	106,970

	138,840	130,949
Mortgage-backed securites - government-backed	28,682	27,828
CMOs - government backed	37,500	36,230
Total	$205,022	$195,007

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

The following table discloses, as of December 31, 2013 and June 30, 2013, the Company’s investment securities that have been in a continuous unrealized-loss position for less than twelve months and those that have been in a continuous unrealized-loss position for twelve or more months:

	December 31, 2013
	Less Than 12 Months		12 Months or Longer
	(In Thousands)
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

U.S. government and agency	$15,783	$815	$2,768	$50
Corporate obligations	4,856	144	-	-
Municipal obligations	47,023	4,109	21,921	3,228
Mortgage-backed and CMOs	38,968	1,196	15,679	1,087

Total	$106,630	$6,264	$40,368	$4,365

	June 30, 2013
	Less Than 12 Months		12 Months or Longer

U.S. government and agency	$19,615	$487	$-	$-
Corporate obligations	5,017	153	-	-
Municipal obligations	60,910	5,495	539	89
Mortgage-backed & CMOs	52,548	2,080	309	1

Total	$138,090	$8,215	$848	$90

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell or if it is more likely than not that it will be required to sell impaired debt securities.  In doing so, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives.  With respect to its impaired debt securities at December 31, 2013 and June 30, 2013, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired debt securities.

As of December 31, 2013 and June 30, 2013, there were, respectively, 136 and 126 securities in an unrealized loss position and were considered to be temporarily impaired and therefore an impairment charge has not been recorded.  All of such temporarily impaired investments are debt securities.

At December 31, 2013, 8 U.S. government and agency obligations had unrealized losses with aggregate depreciation of approximately 4.46% from the Company’s amortized cost basis of these securities.  We believe these unrealized losses are principally due to interest rate movements.  As such, the Company determined that none of such securities had other-than-temporary impairment.

At December 31, 2013, 5 corporate obligations had an unrealized loss of approximately 2.88% from the Company’s amortized cost basis of this security.  We believe these unrealized losses are principally due to interest rate movements.  As such, the Company determined that none of this security had other-than-temporary impairment.

At December 31, 2013, 102 municipal obligations had unrealized losses with aggregate depreciation of approximately 9.62% from the Company’s amortized cost basis of these securities.  We believe these unrealized losses are principally due to interest rate movements and recent credit concerns in the overall municipal bond market.  As such, the Company determined that none of such securities had other-than-temporary impairment.

At December 31, 2013, 21 mortgage backed and CMO securities had unrealized losses with aggregate depreciation of approximately 4.01% from the Company’s cost basis of these securities.  We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market.  Management considers available evidence to assess whether it is more likely than not that all amounts due would not be collected.  In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates.  There has been no disruption of the scheduled cash flows on any of the securities.  Management’s analysis as of December 31, 2013 revealed no expected credit losses on these securities.

At June 30, 2013, 98 U.S. Government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 6.96% from the Company's amortized cost basis. These unrealized losses were principally due to changes in interest rates and credit spreads.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

At June 30, 2013, 5 corporate obligations had unrealized losses with aggregate depreciation of approximately 2.96% from the Company's cost basis. This unrealized loss is principally due to changes in interest rates. No credit issues have been identified that caused management to believe the declines in market value were other than temporary. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

At June 30, 2013, 23 mortgage backed and CMO securities had unrealized losses with aggregate depreciation of approximately 3.79% from the Company’s cost basis. We believed these unrealized losses were principally due to the credit market’s concerns regarding the stability of the mortgage market. There has been no disruption of the scheduled cash flows on any of the securities. Management’s analysis as of June 30, 2013 revealed no expected credit losses on the securities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,	June 30,
	2013	2013
	(In Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$83,445	$70,453
Commercial real estate	81,319	74,395
Real estate construction	4,213	2,738

Other loans:
Home equity	36,697	35,660
Consumer	12,796	11,773
Commercial	31,348	21,775

Total	249,818	216,794

Allowance for loan losses	(2,120)	(2,000)
Deferred loan fees, net	(319)	(117)

Total loans, net	$247,379	$214,677

Within the commercial real estate loan category above, $13,067,000 and $13,134,000 was guaranteed by the United States Department of Agriculture Rural Development, at December 31, 2013 and June 30, 2013, respectively.  Within the commercial loan category above, $3,269,000 and $0 were in loans originated through a syndication program where the business resides outside of Montana, at December 31, 2013, and June 30, 2013, respectively.

Non-Performing Assets – The following table sets forth information regarding non-performing assets as of the dates indicated.

	December 31,	June 30,
	2013	2013
	(Dollars in Thousands)

Non-accrual loans	$778	$470
Accruing loans delinquent 90 days or more	-	-
Restructured loans, net	214	303
Total nonperforming loans	992	773
Real estate owned and other repossessed assets, net	419	550
Total	$1,411	$1,323

Total non-performing assets as a percentage of total assets	0.27%	0.30%

Allowance for loan losses	$2,120	$2,000

Percent of allowance for loan losses to non-performing loans	213.7%	258.7%

Percent of allowance for loan losses to non-performing assets	150.2%	151.2%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables set forth information regarding the activity in the allowance for loan losses for the dates indicated:

	Three Months Ended
	December 31, 2013
	(In Thousands)
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Allowance for credit losses:
Beginning balance, October 1, 2013	$443	$818	$25	$324	$72	$318	$2,000
Charge-offs	-	(24)	-	-	(10)	-	(34)
Recoveries	-	-	-	-	1	-	1
Provision	20	120	-	-	(12)	25	153
Ending balance, December 31, 2013	$463	$914	$25	$324	$51	$343	$2,120

	Six Months Ended
	December 31, 2013
Allowance for credit losses:
Beginning balance, July 1, 2013	$423	$952	$15	$290	$40	$280	$2,000
Charge-offs	-	(178)	-	(5)	(11)	-	(194)
Recoveries	-	-	-	-	2	-	2
Provision	40	140	10	39	20	63	312
Ending balance, December 31, 2013	$463	$914	$25	$324	$51	$343	$2,120

	Three Months Ended
	December 31, 2012
	(In Thousands)
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Allowance for credit losses:
Beginning balance, October 1, 2012	$388	$862	$11	$217	$84	$238	$1,800
Charge-offs	(18)	(35)	-	(148)	(17)	-	(218)
Recoveries	-	-	-	-	1	55	56
Provision	28	78	2	97	8	(26)	187
Ending balance, December 31, 2012	$398	$905	$13	$166	$76	$267	$1,825

	Six Months Ended
	December 31, 2012
Allowance for credit losses:
Beginning balance, July 1, 2012	$403	$772	$10	$156	$78	$206	$1,625
Charge-offs	(73)	(35)	-	(148)	(25)	(1)	(282)
Recoveries	-	-	-	-	5	55	60
Provision	68	168	3	158	18	7	422
Ending balance, December 31, 2012	$398	$905	$13	$166	$76	$267	$1,825

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

The following table presents details of how the allowance for loan losses is allocated to each portfolio segment at December 31, 2013:

	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Ending balance allocated to loans
individually evaluated for impairment	$-	$-	$-	$11	$49	$-	$60

Ending balance allocated to loans
collectively evaluated for impairment	$463	$914	$25	$313	$2	$343	$2,060

Loans receivable:
Ending balance December 31, 2013	$83,445	$81,319	$4,213	$36,697	$12,796	$31,348	$249,818

Ending balance of loans individually
evaluated for impairment
December 31, 2013	$305	$130	$-	$403	$182	$287	$1,307

Ending balance of loans collectively
evaluated for impairment
December 31, 2013	$83,140	$81,189	$4,213	$36,294	$12,614	$31,061	$248,511

The following table presents details of how the allowance for loan losses is allocated to each portfolio segment at June 30, 2013:

	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Ending balance allocated to loans
individually evaluated for impairment	$-	$-	$-	$153	$6	$-	$159

Ending balance allocated to loans
collectively evaluated for impairment	$423	$952	$15	$137	$34	$280	$1,841

Loans receivable:
Ending balance June 30, 2013	$70,453	$74,395	$2,738	$35,660	$11,773	$21,775	$216,794

Ending balance of loans individually
evaluated for impairment
June 30, 2013	$315	$722	$-	$779	$78	$121	$2,015

Ending balance of loans collectively
evaluated for impairment
June 30, 2013	$70,138	$73,673	$2,738	$34,881	$11,695	$21,654	$214,779

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

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

The following tables set forth information regarding the internal classification of the loan portfolio as of the dates indicated:

	December 31, 2013
	(In Thousands)
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Grade:
Pass	$83,140	$81,189	$4,213	$36,294	$12,614	$31,061	$248,511
Special mention	-	-	-	-	22	36	58
Substandard	305	130	-	392	89	107	1,023
Doubtful	-	-	-	-	22	144	166
Loss	-	-	-	11	49	-	60
Total	$83,445	$81,319	$4,213	$36,697	$12,796	$31,348	$249,818

Credit Risk Profile Based on Payment Activity

Performing	$83,391	$80,975	$4,213	$36,422	$12,666	$31,159	$248,826
Restructured loans	-	214	-	-	-	-	214
Nonperforming	54	130	-	275	130	189	778
Total	$83,445	$81,319	$4,213	$36,697	$12,796	$31,348	$249,818

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

The following tables set forth information regarding the delinquencies within the loan portfolio as indicated:

	December 31, 2013
	(In Thousands)
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing

1-4 Family real estate	$299	$54	$353	$83,092	$83,445	$-
Commercial real estate	83	130	213	81,106	81,319	-
Construction	-	-	-	4,213	4,213	-
Home equity	171	263	434	36,263	36,697	-
Consumer	94	121	215	12,581	12,796	-
Commercial	119	189	308	31,040	31,348	-
Total	$766	$757	$1,523	$248,295	$249,818	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

	June 30, 2013
	(In Thousands)
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing

1-4 Family real estate	$312	$5	$317	$70,136	$70,453	$-
Commercial real estate	39	217	256	74,139	74,395	-
Construction	-	-	-	2,738	2,738	-
Home equity	265	196	461	35,199	35,660	-
Consumer	279	37	316	11,457	11,773	-
Commercial	187	-	187	21,588	21,775	-
Total	$1,082	$455	$1,537	$215,257	$216,794	$-

The following tables set forth information regarding impaired loans as indicated:

	December 31, 2013
	(In Thousands)
		Unpaid		Interest	Average
	Recorded	Principal	Related	Income	Recorded
	Investment	Balance	Allowance	Recognized	Investment

With no related allowance:
1-4 Family	$305	$305	$-	$7	$310
Commercial real estate	130	243	-	-	426
Construction	-	-	-	-	-
Home equity	331	421	-	4	366
Consumer	128	160	-	2	100
Commercial	287	314	-	2	204

With a related allowance:
1-4 Family	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	72	72	11	-	226
Consumer	54	54	49	-	30
Commercial	-	-	-	-	-

Total:
1-4 Family	305	305	-	7	310
Commercial real estate	130	243	-	-	426
Construction	-	-	-	-	-
Home equity	403	493	11	4	592
Consumer	182	214	49	2	130
Commercial	287	314	-	2	204
Total	$1,307	$1,569	$60	$15	$1,662

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

NOTE 4. TROUBLED DEBT RESTRUCTURINGS

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the quarter ended December 31, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (July 1, 2011) for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed receivables as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired.  As of December 31, 2013, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $214,000 (310-40-65-1(b)), and the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $120,000 (310-40-65-1(b)).

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

The following tables present troubled debt restructurings as of December 31, 2013 and June 30, 2013:

December 31, 2013
(In Thousands)
	Accrual	Non-Accrual	Total
	Status	Status	Modification

Residential Mortgage (1-4 family)	$-	$-	$-
Commercial Real Estate	84	130	214
Real estate construction	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Commercial	-	-	-
Total	$84	$130	$214

June 30, 2013

Residential Mortgage (1-4 family)	$-	$-	$-
Commercial Real Estate	86	217	303
Real estate construction	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Commercial	-	-	-
Total	$86	$217	$303

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. TROUBLED DEBT RESTRUCTURINGS - continued

During the three and six months ended December 31, 2013 there were no newly restructured loans.

The following tables present newly restructured loans that occurred during the three months ended December 31, 2012:

Three Months Ended
December 31, 2012
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

Three Months Ended
December 31, 2012
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
December 31, 2012
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

For the six months ended December 31, 2013, there was one loan modification classified as a troubled debt restructured loan that subsequently defaulted during the period.  For the six months ended December 31, 2012, there was no loan modifications classified as troubled debt restructured loans that subsequently defaulted.  A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.  As of December 31, 2013 and June 30, 2013, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. DEPOSITS

Deposits are summarized as follows:

	December 31,	June 30,
	2013	2013
	(In Thousands)

Noninterest checking	$56,775	$52,972
Interest-bearing checking	67,768	65,876
Savings	58,863	56,051
Money market	91,800	85,361
Time certificates of deposit	157,035	157,491
Total	$432,241	$417,751

Time certificates of deposit include $4,195,000 and $0 related to a 5 year, 1.80% fixed rate brokered CD at December 31, 2013, and June 30, 2013, respectively.

NOTE 6. EARNINGS PER SHARE

Basic earnings per share for the three months ended December 31, 2013 was computed using 3,911,756 weighted average shares outstanding. Basic earnings per share for the three months ended December 31, 2012 was computed using 3,741,815 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased.  The weighted average shares outstanding for the diluted earnings per share calculations was 3,978,978 for the three months ended December 31, 2013 and 3,933,114 for the three months ended December 31, 2012.

Basic earnings per share for the six months ended December 31, 2013 was computed using 3,905,221 weighted average shares outstanding. Basic earnings per share for the six months ended December 31, 2012 was computed using 3,733,302 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased.  The weighted average shares outstanding for the diluted earnings per share calculations was 3,978,260 for the six months ended December 31, 2013 and 3,931,030 for the six months ended December 31, 2012.

NOTE 7. DIVIDENDS AND STOCK REPURCHASE PROGRAM

For the fiscal year July 1, 2012 through June 30, 2013, Eagle paid dividends of $0.07125 per share for the first three quarters and paid $0.0725 per share in the fourth quarter.  A dividend of $0.0725 per share was declared on July 26, 2013, and paid September 6, 2013 to stockholders of record on August 16, 2013.  A dividend of $0.0725 per share was declared on October 29, 2013, and paid December 6, 2013 to shareholders of record on November 15, 2013.  A dividend of $0.0725 per share was declared on January 23, 2014, payable on March 7, 2014 to shareholders of record on February 14, 2014.

On July 1, 2013, the Company announced that its Board of Directors authorized a common stock repurchase program for 150,000 shares of common stock, effective July 1, 2013.  The program is intended to be implemented through purchases made from time to time in the open market or through private transactions.

The Company did not purchase any shares of our common stock during the first or second quarters of our fiscal year ending June 30, 2014.

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

The hedged fixed rate loan has an original maturity of 20 years and is not callable.  This loan is hedged with a “pay fixed rate, receive variable rate” swap with a similar notional amount, maturity, and fixed rate coupons. The swap is not callable. At December 31, 2013, and June 30, 2013, the loan had an outstanding principal balance of $11,018,000, and $11,191,000 and the interest rate swap had a notional value of $11,018,000, and $11,191,000, respectively.

Effect of Derivative Instruments on Statement of Financial Condition
Fair Value of Derivative Instruments

	Asset Derivatives				Liabilities Derivatives
(In Thousands)	December 31, 2013		June 30, 2013		December 31, 2013		June 30, 2013
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated
as hedging instruments
under ASC 815	Other						Other
Interest rate contracts	Assets	$218	n/a	$-	n/a	$-	Liabilities	$115

Change in fair value of
financial instrument being
hedged under ASC 815
Interest rate contracts	Loans	$(161)	Loans	$101	n/a	$-	n/a	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. DERIVATIVES AND HEDGING ACTIVITIES - continued

Effect of Derivative Instruments on Statement of Income
For the Three Months Ended December 31, 2013 and 2012

(In Thousands)			Amount of
		Location of	Gain or (Loss)
	Derivatives Designated	Gain or (Loss)	Recognized in
	as Hedging Instruments	Recognized in	Income on Derivative
	Under ASC 815	Income on Derivative	2013	2012

	Interest rate contracts	Noninterest income	$ 48	$ 28

Effect of Derivative Instruments on Statement of Income
For the Six Months Ended December 31, 2013 and 2012

(In Thousands)			Amount of
		Location of	Gain or (Loss)
	Derivatives Designated	Gain or (Loss)	Recognized in
	as Hedging Instruments	Recognized in	Income on Derivative
	Under ASC 815	Income on Derivative	2013	2012

	Interest rate contracts	Noninterest income	$ 71	$ 65

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2013 and June 30, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. FAIR VALUE DISCLOSURES - continued

	December 31, 2013
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial Assets:
Available for sale securities
U.S. Government and agency	$-	$44,654	$-	$44,654
Municipal obligations	-	80,441	-	80,441
Corporate obligations	-	5,854	-	5,854
Mortgage backed securities
government backed	-	27,828	-	27,828
CMOs - government backed	-	36,230	-	36,230
Loan subject to fair value hedge	-	10,857	-	10,857
Loans held-for-sale	-	14,655	-	14,655
Derivative financial instruments	-	218	-	218

	June 30, 2013
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial Assets:
Available for sale securities
U.S. Government and agency	$-	$50,931	$-	$50,931
Municipal obligations	-	84,436	-	84,436
Corporate obligations	-	9,061	-	9,061
Mortgage-backed securities
government backed	-	26,902	-	26,902
CMOs - government backed	-	47,633	-	47,633
Loan subject to fair value hedge	-	11,306	-	11,306
Loans held-for-sale	-	20,807	-	20,807
Financial Liability:
Derivative financial instruments	-	115	-	115

The following tables present the changes in loan subject to fair value hedges and the related derivative financial instrument that are measured at fair value on a recurring basis for the dates indicated.

		Total Realized/
		Unrealized Gains	Purchases,
	Balance	(Losses) Included	Sales,	Balance
	as of	in Noninterest	Issuances, and	as of
	October 1, 2013	Income	Settlements, net	December 31, 2013
	(In Thousands)
Financial Assets (Liability):
Loan subject to fair value hedge	$11,161	$(215)	$(89)	$10,857
Derivative financial instruments	(45)	263	-	218

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. FAIR VALUE DISCLOSURES - continued

		Total Realized/
		Unrealized Gains	Purchases,
	Balance	(Losses) Included	Sales,	Balance
	as of	in Noninterest	Issuances, and	as of
	July 1, 2013	Income	Settlements, net	December 31, 2013
	(In Thousands)
Financial Assets (Liability):
Loan subject to fair value hedge	$11,306	$(276)	$(173)	$10,857
Derivative financial instruments	(115)	333	-	218

		Total Realized/
		Unrealized Gains	Purchases,
	Balance	(Losses) Included	Sales,	Balance
	as of	in Noninterest	Issuances, and	as of
	October 1, 2012	Income	Settlements, net	December 31, 2012
	(In Thousands)
Financial Assets (Liability):
Loan subject to fair value hedge	$12,331	$(120)	$(79)	$12,132
Derivative financial instruments	(1,061)	148	-	(913)

		Total Realized/
		Unrealized Gains	Purchases,
	Balance	(Losses) Included	Sales,	Balance
	as of	in Noninterest	Issuances, and	as of
	July 1, 2012	Income	Settlements, net	December 31, 2012
	(In Thousands)
Financial Assets (Liability):
Loan subject to fair value hedge	$12,372	$(76)	$(164)	$12,132
Derivative financial instruments	(1,054)	141	-	(913)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of December 31, 2013 and June 30, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2013
	(In Thousands)
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Impaired loans	$-	$-	$1,247	$1,247
Repossessed assets	-	-	419	419

	June 30, 2013
Impaired loans	$-	$-	$2,015	$2,015
Repossessed assets	-	-	550	550

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. FAIR VALUE DISCLOSURES – continued

During the six months ended December 31, 2013, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $1,307,000 were reduced by specific valuation allowance allocations totaling $60,000 to a total reported fair value of $1,247,000 based on collateral valuations utilizing Level 3 valuation inputs.

Quantitative Information about Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Banks’s Level 3 financial assets and liabilities, the valuation techniques used to measure the fair value of those financial assets and liabilities, and the significant unobservable inputs and the ranges of values for those inputs:

Instrument	Fair Value at December 31, 2013	Principal Valuation Technique	Significant Unobservable Inputs	Range of Significant Input Values
(Dollars In Thousands)

		Appraisal of	Appraisal
Impaired loans	$1,247	collateral (1)	adjustments	10-30%

		Appraisal of	Liquidation
Repossessed Assets	$419	collateral (1)(3)	expenses (2)	10-30%

Instrument	Fair Value at June 30, 2013	Principal Valuation Technique	Significant Unobservable Inputs	Range of Significant Input Values
(Dollars In Thousands)

		Appraisal of	Appraisal
Impaired loans	$2,015	collateral (1)	adjustments	10-30%

		Appraisal of	Liquidation
Repossessed Assets	$550	collateral (1)(3)	expenses (2)	10-30%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable, less associated allowance.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

FASB ASC Topic 825 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value.  Below is a table that summarizes the fair market values of all financial instruments of the Company at December 31, 2013 and June 30, 2013, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. FAIR VALUE DISCLOSURES – continued

	December 31, 2013
	(In Thousands)
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
Financial Assets:
Cash and cash equivalents	$7,055	$-	$-	$7,055	$7,055
FHLB stock	1,896	-	-	1,896	1,896
Loans receivable, net	-	-	254,479	254,479	247,379
Accrued interest and dividends receivable	2,388	-	-	2,388	2,388
Mortgage servicing rights	-	-	4,664	4,664	3,526
Cash surrender value of life insurance	11,035	-	-	11,035	11,035
Financial Liabilities:
Non-maturing interest bearing deposits	-	-	218,431	218,431	218,431
Non-interest bearing deposits	56,775	-	-	56,775	56,775
Time certificates of deposit	-	-	157,977	157,977	157,035
Accrued expenses and other liabilities	3,167	-	-	3,167	3,167
Advances from the FHLB & other borrowings	-	-	28,583	28,583	28,067
Subordinated debentures	-	-	3,855	3,855	5,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

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

Advances from the FHLB & Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective December 31, 2013 and June 30, 2013, respectively if the borrowings repriced according to their stated terms.

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

NOTE 10. BUSINESS COMBINATION

On June 29, 2012, the Company and Sterling Savings Bank, a Washington state-chartered bank (“Sterling”) entered into a Purchase and Assumption Agreement (the “Agreement”) pursuant to which Eagle agreed to purchase Sterling’s banking operations in the state of Montana, including seven branch locations, certain deposit liabilities, loans and other assets and liabilities associated with such branch locations.   The actual amount of deposits, loans and value of other assets and liabilities transferred to Eagle and the actual price paid was determined at the time of the closing of the transaction, in accordance with the terms and conditions of the Agreement.  The closing of the transaction was subject to the terms and conditions set forth in the Agreement. The transaction was completed on November 30, 2012.  The purchase price was $8.07 million and exceeded the estimated fair value of tangible net assets acquired by approximately $8.07 million, which was recorded as goodwill and intangible assets.

Cash flow information relative to the asset purchase agreement is as follows (in thousands):

Fair value of net assets acquired	$182,463
Cash paid for deposit premium	(8,065)
Liabilities assumed	(182,463)

Goodwill and intangible assets recorded	$(8,065)

The primary purpose of the acquisition is to expand the Company’s market share in southern Montana provide existing customers with added convenience and service and to provide our new customers with the opportunity to enjoy the outstanding personalized service and commitment of a Montana-based community bank.  Factors that contributed to a purchase price resulting in goodwill include the strategically important locations of Sterling’s branches, a historical record of earnings, capable employees and the Company’s ability to expand in the southern Montana market, which will complement with the Company’s existing growth strategy.  Fair value adjustments and related goodwill are recorded in the statement of financial condition of the Company.  Final valuation adjustments of $144,000 were recorded during the quarter ended December 31, 2013 and impacted goodwill.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. BUSINESS COMBINATION - continued

The following is a condensed balance sheet disclosing the estimated fair value amounts of the acquired branches of Sterling assigned to the major consolidated asset and liability captions at the acquisition date (in thousands):

ASSETS

Cash and cash equivalents	$129,950
Loans receivable	41,323
Premises and equipment	2,980
Goodwill and intangible assets	8,065
Other assets	145

Total assets	$182,463

LIABILITIES AND EQUITY

Deposits and accrued interest	$182,463
Equity	-

Total liabilities and equity	$182,463

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. BUSINESS COMBINATION - continued

Direct costs related to the Sterling acquisition were expensed as incurred in the year ended June 30, 2013.  These acquisition and integration expenses included salaries and benefits, technology and communications, occupancy and equipment, professional services and other noninterest expenses.  No acquisition costs were incurred for the three and six months ended December 31, 2013.  For the three and six months ended December 31, 2012, $731,000 and $1.21 million of acquisition costs were incurred and expensed, respectively.

The following table presents an unaudited pro forma balance sheet of the Company as if the acquisition of the Sterling branches had occurred on June 30, 2012 (in thousands).  The pro forma balance sheet does not necessarily reflect the combined balance sheet that will result as of the closing of the branch acquisition of the Sterling branches.

ASSETS
Cash and cash equivalents	$149,764
Loans receivable	215,159
Premises and equipment	18,541
Goodwill and intangible assets	8,065
Investment securities	89,277
Other assets	28,956

Total assets	$509,762

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$402,452
Other liabilities	53,660
Equity	53,650

Total liabilities and shareholders' equity	$509,762

Operations of the branches acquired have been included in the consolidated financial statements since December 1, 2012.  The Company does not consider these branches a separate reporting unit and does not track the amount of revenues and net income attributable to these branches since the acquisition.  As such, it is impracticable to determine such amounts for the three and six months ended December 31, 2013.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. BUSINESS COMBINATION - continued

The following table presents unaudited pro forma results of operations for the three and six months ended December 31, 2013 and 2012 as if the acquisition of the Sterling branches had occurred on July 1, 2011 (in thousands).  This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments and amortization of the core deposit intangible asset.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company purchased and assumed the assets and liabilities of the Sterling branches at July 1, 2011.  Cost savings are also not reflected in the unaudited pro forma amounts for the three and six months ended December 31, 2013 and 2012.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Net interest income	$3,648	$3,684	$7,106	$7,209
Noninterest income	2,469	2,259	5,567	4,176
Noninterest expense	5,613	5,289	11,466	10,078
Net income1)	474	558	1,141	1,047

Pro forma earnings per share1)
Basic	$0.12	$0.15	$0.29	$0.28
Diluted	0.12	0.14	0.29	0.27

1)
Significant assumptions utilized include the acquisition cost noted above, amortization/accretion of interest rate fair value adjustments, amortization of the core deposit intangible asset and a 25% effective tax rate for the three and six months ended December 31, 2012.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth information regarding the activity in accumulated other comprehensive income (loss) for the dates as indicated:

	Gains (Losses)	Unrealized Losses
	on Derivatives	on Investment
	Designated as	Securities
	Cash Flow Hedges	Available for Sale	Total
	(In Thousands)

Balance, July 1, 2013	$345	$(3,729)	$(3,384)
Other comprehensive income (loss),
before reclassifications and income taxes	590	(2,058)	(1,468)
Amounts reclassified from accumulated other
comprehensive income (loss), before income taxes	(582)	(431)	(1,013)
Income tax (expense) benefit	(3)	1,014	1,011
Total other comprehensive income (loss)	5	(1,475)	(1,470)
Balance, September 30, 2013	350	(5,204)	(4,854)
Other comprehensive income (loss),
before reclassifications and income taxes	366	(828)	(462)
Amounts reclassified from accumulated other
comprehensive income (loss), before income taxes	(590)	(405)	(995)
Income tax benefit	91	503	594
Total other comprehensive loss	(133)	(730)	(863)
Balance, December 31, 2013	$217	$(5,934)	$(5,717)

		Unrealized
	Gains (Losses)	Gains (Losses)
	on Derivatives	on Investment
	Designated as	Securities
	Cash Flow Hedges	Available for Sale	Total
	(In Thousands)

Balance, July 1, 2012	$114	$2,159	$2,273
Other comprehensive income,
before reclassifications and income taxes	178	304	482
Amounts reclassified from accumulated other
comprehensive income, before income taxes	(192)	(52)	(244)
Income tax benefit (expense)	6	(103)	(97)
Total other comprehensive (loss) income	(8)	149	141
Balance, September 30, 2012	106	2,308	2,414
Other comprehensive income (loss),
before reclassifications and income taxes	396	(787)	(391)
Amounts reclassified from accumulated other
comprehensive income (loss), before income taxes	(179)	(220)	(399)
Income tax (expense) benefit	(89)	412	323
Total other comprehensive income (loss)	128	(595)	(467)
Balance, December 31, 2012	$234	$1,713	$1,947

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

The level and movement of interest rates impacts the Bank’s earnings as well.  The Federal Reserve’s Federal Open Market Committee (“FOMC”) did not change the federal funds target rate which remained at 0.25% during the six months ended December 31, 2013.

Acquisition of Sterling Savings Bank Branches

From time to time the Bank has considered growth through mergers or acquisition as an alternative to its strategy of organic growth. In this connection, on June 29, 2012, the Bank entered into a definitive agreement with Sterling Savings Bank, a Washington state-chartered bank, to acquire Sterling’s banking operations in the state of Montana, including seven branch locations, certain deposit liabilities, loans and other assets and liabilities associated with such branch locations.   As a result of this acquisition, which closed on November 30, 2012, the Bank acquired approximately $182.5 million in additional assets, including approximately $41.3 million of pass-rated performing loans and assumed $181.6 million in new deposits.  The Bank expects that the increase in its branch network as a result of the Sterling branch acquisition will substantially increase its loan origination volume and, due to the substantial increase in deposits, fee income.  In addition, the acquisition of the branches is expected to increase certain of the Bank’s expenses, including salaries and employee benefits and occupancy and equipment expense.  The Bank received approximately $130.0 million in cash in the transaction, which may not be able to be immediately used to fund loans. While a substantial amount of the cash has been invested in securities, it may require additional time to deploy all of the proceeds to fund loans.

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

Financial Condition

Comparisons of financial condition in this section are between December 31, 2013 and June 30, 2013.

Total assets at December 31, 2013 were $516.39 million, an increase of $5.86 million, or 1.1%, from $510.53 million at June 30, 2013.  Loans receivable increased by $32.70 million, or 15.2%, to $247.38 million at December 31, 2013, from $214.68 million at June 30, 2013.  Residential mortgage loans increased by $13.00 million, commercial real estate loans increased by $6.92 million and commercial loans increased by $9.57 million.  These were the largest increases among the various loan types.  Home equity, consumer loans, and construction loans increased more moderately.  Total loan originations were $159.87 million for the six months ended December 31, 2013, with single family mortgages accounting for $118.24 million of the total.  Home equity and construction loan originations totaled $4.99 million and $7.85 million, respectively, for the same period. Commercial real estate and land loan originations totaled $17.72 million.  Consumer loans originated totaled $4.00 million.  Commercial loans originated totaled $7.07 million, with $3.27 million originating from loan syndication programs with borrowers residing outside of Montana. Loans held-for-sale decreased $6.15 million, to $14.66 million at December 31, 2013 from $20.81 million at June 30, 2013.

Total cash and cash equivalents increased by $900,000, and securities available-for-sale decreased $23.95 million.  Almost all security categories decreased during the period with the largest decrease in the collateralized mortgage obligation category of $11.40 million, or 23.9%.

Deposits increased $14.49 million, or 3.4%, to $432.24 million at December 31, 2013 from $417.75 million at June 30, 2013. Growth occurred across most deposit products with the exception of time certificates of deposits which decreased slightly during the period.  Management attributes the organic increase in deposits to increased marketing of checking accounts as well as customers’ preference for placing funds in secure, federally insured accounts.

The ability of the Bank to continue to grow its retail deposit base during the period enabled the Bank to decrease wholesale funding during the period.  Advances from the Federal Home Loan Bank and other borrowings decreased $6.79 million, or 19.5%, to $28.07 million at December 31, 2013 from $34.86 million at June 30, 2013.

Total stockholders’ equity decreased $1.47 million or 3.0%, to $47.76 million at December 31, 2013 from $49.23 million at June 30, 2013.  This was a result of an increase in accumulated other comprehensive loss of $2.34 million (mainly due to an increase in net unrealized losses on securities available-for-sale) and dividends paid of $568,000, partially offset by net income of $1.14 million.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 2013 and 2012

Net Income.  Eagle’s net income for the quarter was $474,000 versus a net loss of $40,000 for the three months ended December 31, 2012.  The increase of $514,000 was due to increases in net interest income of $888,000 and noninterest income of $552,000, and reductions in provision for loan losses of $34,000.  These were partially offset by an increase in noninterest expense of $827,000 and income tax expense of $133,000.  These increases were principally the result of the significant growth in assets and employees as a result of the Sterling acquisition.  The increase in noninterest income was partially attributable to an increase in the gain on sale of available-for-sale securities. The provision for loan losses decreased from the prior period due to improved credit indicators such as delinquencies.  Basic earnings per share were $0.12 for the current period, and $(0.01) per share for the prior comparable period.

Net Interest Income.  Net interest income increased to $3.80 million for the quarter ended December 31, 2013, from $2.91 million for the previous year’s quarter.  This increase of $888,000 was the result of an increase in interest and dividend income of $818,000 and by a decrease in interest expense of $70,000.

Interest and Dividend Income.  Total interest and dividend income was $4.32 million for the quarter ended December 31, 2013, compared to $3.50 million for the quarter ended December 31, 2012, an increase of $818,000, or 23.4%.  Interest and fees on loans increased to $3.23 million for the three months ended December 31, 2013 from $2.75 million for the same period ended December 31, 2012.  This increase of $478,000, or 17.5%, was due to an increase in the average balance of loans partially offset by a decrease in the average yield of loans for the quarter ended December 31, 2013.  The average interest rate earned on loans receivable decreased by 66 basis points, from 5.74% to 5.08%.  Average balances for loans receivable, net, including loans held for sale, for the quarter ended December 31, 2013 were $254.60 million, compared to $191.70 million for the prior year period.  This represents an increase of $62.90 million, or 32.8%.  Interest and dividends on investment securities available-for-sale (AFS) increased by $348,000 for the quarter ended December 31, 2013 from $735,000 for the same quarter last year.  Average balances on investments increased to $199.60 million for the quarter ended December 31, 2013, from $126.85 million for the quarter ended December 31, 2012.  The average interest rate earned on investments decreased to 2.17% from 2.32%.  Interest on deposits with banks decreased to $3,000 from $11,000, due to a decrease in average balances partially offset by an increase in the average rates.  Average balances on deposits with banks decreased to $2.37 million for the quarter ended December 31, 2013, compared to $25.9 million for the quarter ended December 31, 2012 and the average rates on such deposits with banks increased from 0.17% at December 31, 2012 to 0.51% at December 31, 2013.

Interest Expense.  Total interest expense declined in the quarter to $516,000 from $586,000 for the quarter ended December 31, 2012, a decrease of $70,000, or 11.9%.  The decrease was attributable to decreases in interest on borrowings and deposits.  The average rates on deposits, which include non-interest bearing deposits, decreased from 46 basis points to 29 basis points, but this was offset by the growth in average deposit balances. This increase in average balances is the result of both the Sterling branch acquisition and organic growth.  The organic growth was likely the result of the Bank’s customers continuing to opt for the safety of federally insured deposits, notwithstanding historically low rates on such deposits, over the risks and uncertainty of the capital markets.  The average balances increased from $287.33 million to $426.75 million, an increase of $139.42 million.  All account types experienced some decrease in average rates.  Money market accounts declined one basis point to 13 basis points down from 14 basis points.  Interest bearing checking account rates declined two basis points to 4 basis points down from 6 basis points.  Savings account rates declined to 0.05% from 0.09%, and certificates of deposit rates decreased from 1.13% to 0.70%.  Because of the increase in retail funding due to deposit growth average balances in borrowings decreased to $33.34 million for the quarter ended December 31, 2013, compared to $36.86 million for the same quarter in the previous year.  A decline in the average rate paid to 2.44% from 2.75%, along with the decrease in average borrowing balances, resulted in a decrease in interest expense for borrowings to $183,000 for the quarter ended December 31, 2013 versus $230,000 in the previous year.  The average rate paid on all interest-bearing liabilities decreased 31 basis points from the quarter ended December 31, 2012 to the quarter ended December 31, 2013.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions, and past due loans in portfolio.  The Bank’s policies require a review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  The Bank recorded $153,000 in provision for loan losses for the quarter ended December 31, 2013 and $187,000 in the quarter ended December 31, 2012.  This decrease from 2012 was based on an analysis of a variety of factors including delinquencies within the loan portfolio.  Total nonperforming loans, including restructured loans, net decreased from $1.50 million at December 31, 2012 to $992,000 at December 31, 2013. The Bank currently has $419,000 in foreclosed real estate property and other repossessed property.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 2013 and 2012 – continued

Noninterest Income. Total noninterest income increased to $2.47 million for the quarter ended December 31, 2013, from $1.92 million for the quarter ended December 31, 2012, an increase of $552,000 or 28.6%. Mortgage loan servicing fees accounted for $92,000 of the increase, while another $80,000 was attributable to increased deposit account service charges.  These increases can be attributed to the additional account volume after the Sterling acquisition. The gain on sale of securities contributed to the increase in noninterest income.  Gain on sale of securities increased to $405,000 from the prior period’s amount of $245,000.

Noninterest Expense.  Noninterest expense was $5.61 million for the quarter ended December 31, 2013, and $4.79 million for the quarter ended December 31, 2012.  The primary cause of this increase was the increase in salaries and employee benefits of $957,000 resulting from the increase in staff from the Sterling acquisition.  Occupancy and equipment expense and data processing also increased as the result of the Sterling acquisition.  There were no acquisition costs for the quarter ended December 31, 2013 compared to acquisition costs of $731,000 for the same quarter last year.  There was no valuation loss on OREO recorded for the quarter ended December 31, 2013 compared to $30,000 in the same period last year.  This decrease was due to stabilizing values in the Company’s foreclosed properties.

Income Tax Expense. Our income tax expense was $30,000 for the quarter ended December 31, 2013, compared to income tax benefit of $103,000 for the quarter ended December 31, 2012.  The effective tax rate for the quarter ended December 31, 2013 was 5.95% and was -72.03% for the quarter ended December 31, 2012.

Results of Operations for the Six Months Ended December 31, 2013 and 2012

Net Income.  Eagle’s net income for the six months ended December 31, 2013 was $1.14 million compared to $382,000 for the six months ended December 31, 2012.  The increase of $759,000 was due to increases in net interest income of $1.85 million and noninterest income of $2.08 million, and reductions in provision for loan losses of $110,000.  These were partially offset by an increase in noninterest expense of $3.25 million and income tax expense of $27,000.  The increase in noninterest income resulted from an increase in home mortgage refinancing activity, resulting in increased gain on sale of loans.  The noninterest income increase was also attributable to an increase in the gain on sale of available-for-sale securities. The provision for loan losses decreased from the prior period due to improved credit indicators such as delinquencies.  Eagle’s tax provision was $27,000 lower in the current period.  The Company’s tax rate is low primarily due to the new market tax credit project initiated in the previous year.  Basic earnings per share were $0.29 for the current period and $0.10 per share for the prior comparable period.

Net Interest Income.  Net interest income increased to $7.42 million for the six months ended December 31, 2013, from $5.57 million for the previous year.  This increase of $1.85 million was the result of an increase in interest and dividend income of $1.73 million and by a decrease in interest expense of $112,000.

Interest and Dividend Income.  Total interest and dividend income was $8.46 million for the six months ended December 31, 2013, compared to $6.72 million for the six months ended December 31, 2012, an increase of $1.74 million, or 25.9%.  Interest and fees on loans increased to $6.35 million for the six months ended December 31, 2013 from $5.30 million for the same period ended December 31, 2012.  This increase of $1.05 million, or 19.8%, was due to an increase in the average balance of loans partially offset by a decrease in the average yield of loans for the six months ended December 31, 2013.  The average interest rate earned on loans receivable decreased by 61 basis points, from 5.70% to 5.09%.  Average balances for loans receivable, net, including loans held for sale, for the six months ended December 31, 2013 were $249.58 million, compared to $186.24 million for the prior year period.  This represents an increase of $63.34 million, or 34.0%.  Interest and dividends on investment securities AFS increased by $698,000 for the six months ended December 31, 2013 from $1.40 million for the same period last year.  Average balances on investments increased to $205.19 million for the six months ended December 31, 2013, from $108.74 million for the six months ended December 31, 2012.  The average interest rate earned on investments decreased to 2.05% from 2.58%.  Interest on deposits with banks decreased to $4,000 from $16,000, due to a decrease in average balances partially offset by an increase in the average rates.  Average balances on deposits with banks decreased to $1.93 million for the six months ended December 31, 2013, compared to $18.94 million for the six months ended December 31, 2012 and the average rates on such deposits with banks increased from 0.17% at December 31, 2012 to 0.41% at December 31, 2013.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended December 31, 2013 and 2012 – continued

Interest Expense.  Total interest expense declined for the six months ended December 31, 2013 to $1.04 million from $1.15 million for the six months ended December 31, 2012, a decrease of $112,000, or 9.6%.  The decrease was attributable to decreases in interest on borrowings partially offset by an increase in expense on deposits.  The average rates on deposits, which include non-interest bearing deposits, decreased from 46 basis points to 30 basis points, but this was offset by the growth in average deposit balances. This increase in average balances is the result of both the Sterling branch acquisition and organic growth.  The organic growth was likely the result of the Bank’s customers continuing to opt for the safety of federally insured deposits, notwithstanding historically low rates on such deposits, over the risks and uncertainty of the capital markets.  The average balances increased from $253.34 million to $424.52 million, an increase of $171.18 million.  All account types experienced some decrease in average rates.  Money market accounts declined two basis points to 12 basis points down from 14 basis points.  Interest bearing checking account rates declined one basis point to 4 basis points down from 5 basis points.  Savings account rates declined to 0.05% from 0.09%, and certificates of deposit rates decreased from 1.12% to 0.71%.  Because of the increase in retail funding due to deposit growth average balances in borrowings decreased to $36.89 million for the six months ended December 31, 2013, compared to $38.89 million for the same period in the previous year.  The average rate paid, along with the decrease in average borrowing balances, resulted in a decrease in interest expense for borrowings to $365,000 for the six months ended December 31, 2013 versus $524,000 in the previous period.  The average rate paid on borrowings decreased from 2.94% last year to 2.21% for the six months ended December 31, 2013.  The average rate paid on all interest-bearing liabilities decreased 36 basis points from the six months ended December 31, 2012 to the six months ended December 31, 2013.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions, and past due loans in portfolio.  The Bank’s policies require a review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  The Bank recorded $312,000 in provision for loan losses for the six months ended December 31, 2013 and $422,000 for the six months ended December 31, 2012.  This decrease from 2012 was based on an analysis of a variety of factors including delinquencies within the loan portfolio.  Total nonperforming loans, including restructured loans, decreased from $1.50 million at December 31, 2012 to $992,000 at December 31, 2013. The Bank currently has $419,000 in foreclosed real estate property and other repossessed property.

Noninterest Income. Due to the continued historic low long term interest rates, the Bank continued to experience significant refinancing activity in residential real estate as well as benefiting from operating the mortgage banking activities resulting from the Sterling acquisition which augmented our existing mortgage lending.  This increased activity had a significant effect on the amount of noninterest income with total noninterest income increasing to $5.57 million for the six months ended December 31, 2013, from $3.49 million for the six months ended December 31, 2012, an increase of $2.08 million or 59.6%.  Of this amount, net gain on sale of loans increased to $2.55 million for the six months ended December 31, 2013 from $1.77 million for the six months ended December 31, 2012.  During this period, $118.23 million of 1-4 family mortgage loans were originated compared to $89.48 million in the six months ended December 31, 2012.  In addition, $105.63 million of mortgage loans were sold during the period compared to $84.61 million sold for the six months ended December 31, 2012, an increase of $21.02 million.  Service charge income on deposit accounts increased $193,000 to $543,000 for the six months ended December 31, 2013 due to the increased number of deposit accounts as a result of the Sterling branch acquisition.  Mortgage loan servicing fees increased $172,000 to $653,000 for the six months ended December 31, 2013 primarily due to the higher balances of residential mortgage loans serviced by the Company.  The gain on sale of securities also contributed to the increase in noninterest income.  Gain on sale of securities increased to $836,000 from the prior period amount of $312,000.

Noninterest Expense.  Noninterest expense was $11.47 million for the six months ended December 31, 2013, and $8.22 million for the six months ended December 31, 2012.  The primary cause of this increase was the increase in salaries and employee benefits of $2.86 million resulting from the increase in staff from the Sterling acquisition.  Occupancy and equipment expense and data processing also increased as the result of the Sterling acquisition and now operating a larger entity.  There were no acquisition costs for the six months ended December 31, 2013 compared to $1.21 million for the same period last year as the acquisition was fully completed by the third quarter of fiscal year 2013.  There was no valuation losses on OREO recorded for the six months ended December 31, 2013 compared to $98,000 in the same period last year.  This decrease was due to stabilizing values in the Company’s foreclosed properties.

Income Tax Expense.  Our income tax expense was $66,000 for the six months ended December 31, 2013, compared to $39,000 for the six months ended December 31, 2012.  The effective tax rate for the six months ended December 31, 2013 was 5.47% and was 9.26% for the six months ended December 31, 2012.  The Company’s tax rate is significantly lower than in previous years primarily due to the new market tax credit project initiated in the previous year.  Also, the deductibility for tax purposes of goodwill resulting from the Sterling acquisition has helped reduce the effective tax rate.  Previous filings have further detail on the new market tax credits owned by the Company.  The Company has equity investments in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity, Interest Rate Sensitivity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of the Comptroller of the Currency (“OCC”) regulations.  The OCC has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings.  The OCC states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages.  For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined.  In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets.  “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Seattle.  The Bank exceeded those minimum ratios as of both December 31, 2013 and December 31, 2012.

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

At November 30, 2013, the Bank’s measure, as internally determined, of sensitivity to interest rate movements, as measured by a 200 basis point rise in interest rates scenario, decreased the economic value of equity (“EVE”) by 16.8%.  The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.  The Bank’s tier I core capital ratio, as measured under OCC rules, increased from 8.46% as of December 31, 2012 to 8.58% as of December 31, 2013.  The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

As of December 31, 2013, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At December 31, 2013, the Bank’s tangible, core, and risk-based capital ratios amounted to 8.58%, 8.58%, and 15.20%, respectively, compared to regulatory requirements of 1.50%, 3.00%, and 8.00%, respectively.  See the following table:

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity, Interest Rate Sensitivity and Capital Resources – continued

	At December 31, 2013
	(Unaudited)
	(Dollars in Thousands)

	Dollar	% of
	Amount	Assets
Tangible capital:
Capital level	$43,910	8.58
Requirement	7,680	1.50
Excess	36,230	7.08

Core capital:
Capital level	43,910	8.58
Requirement	15,359	3.00
Excess	28,551	5.58

Risk-based capital:
Capital level	46,030	15.20
Requirement	24,221	8.00
Excess	21,809	7.20

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONTROLS AND PROCEDURES

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and Interim CFO concluded that as of December 31, 2013, our disclosure controls and procedures were effective.

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

31.2 Certification by Peter J. Johnson, Interim Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Peter J. Johnson, Chief Executive Officer and Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

EAGLE BANCORP MONTANA, INC.

Date: February 12, 2014	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: February 12, 2014	By:	/s/ Miranda J. Spaulding
Miranda J. Spaulding
Interim Principal Accounting Officer