Form 10-Q
period 2014-03-31
Eagle Bancorp Montana, Inc.
filed 2014-05-13
CIK 1478454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	3,918,399 shares outstanding
As of May 13, 2014

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition as of March 31, 2014 and June 30, 2013	1

	Consolidated Statements of Income for the three and nine months ended March 31, 2014 and 2013	3

	Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2014 and 2013	5

	Consolidated Statements of Changes in Stockholders' Equity for the nine months ended March 31, 2014 and 2013	6

	Consolidated Statements of Cash Flows for the nine months ended March 31, 2014 and 2013	7

	Notes to the Unaudited Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	45

Signatures		46

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	competition among depository and other financial institutions;
●	changes in the prices, values and sales volume of residential and commercial real estate in Montana;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	changes or volatility in the securities markets;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate acquired entities or businesses;
●	the possibility of goodwill impairment charges in the future;
●	changes in consumer spending, borrowing and savings habits;
●	our ability to continue to increase and manage our commercial and residential real estate, multi-family, and commercial business loans;
●	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
●	the level of future deposit premium assessments;
●	the impact of the current economic conditions on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;
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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	March 31,	June 30,
	2014	2013
ASSETS
Cash and due from banks	$6,278	$3,776
Interest-bearing deposits with banks	3,013	2,385
Total cash and cash equivalents	9,291	6,161

Securities available-for-sale,
at market value	191,280	218,963
Federal Home Loan Bank stock, at cost	1,878	1,931
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	9,405	20,807
Loans receivable, net of deferred loan expenses of $414 at March 31, 2014 and $117 at June 30, 2013 and allowance for loan losses of $2,175 at
March 31, 2014 and $2,000 at June 30, 2013	258,592	214,677
Accrued interest and dividends receivable	2,219	2,387
Mortgage servicing rights, net	3,602	3,192
Premises and equipment, net	19,655	18,943
Cash surrender value of life insurance	11,004	10,869
Real estate and other repossessed assets acquired in settlement of loans, net	458	550
Goodwill	7,034	6,890
Core deposit intangible, net	788	922
Other assets	4,470	4,087

Total assets	$519,831	$510,534

See accompanying notes to the unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	March 31,	June 30,
	2014	2013
LIABILITIES
Deposit accounts:
Noninterest bearing	$59,889	$52,972
Interest bearing	378,913	364,779
Total deposits	438,802	417,751

Accrued expenses and other liabilities	3,164	3,535
FHLB advances and other borrowings	23,211	34,861
Subordinated debentures	5,155	5,155
Total liabilities	470,332	461,302

EQUITY
Preferred stock (no par value, 1,000,000 shares
authorized, none issued or outstanding)	-	-
Common stock (par value $0.01 per share; 8,000,000 shares authorized;
4,083,127 shares issued; 3,918,399 and 3,898,685 shares outstanding
at March 31, 2014 and June 30, 2013, respectively)	41	41
Additional paid-in capital	22,120	22,109
Unallocated common stock held by employee
stock ownership plan ("ESOP")	(1,265)	(1,390)
Treasury stock, at cost	(1,800)	(1,993)
Retained earnings	34,246	33,849
Accumulated other comprehensive loss	(3,843)	(3,384)
Total equity	49,499	49,232

Total liabilities and equity	$519,831	$510,534

See accompanying notes to the unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Interest and Dividend Income:
Interest and fees on loans	$3,254	$3,012	$9,606	$8,316
Securities available-for-sale	1,066	1,087	3,168	2,491
Interest on deposits with banks	1	10	5	26
Total interest and dividend income	4,321	4,109	12,779	10,833

Interest Expense:
Deposits	329	305	962	886
FHLB advances & other borrowings	152	208	517	732
Subordinated debentures	21	22	63	69
Total interest expense	502	535	1,542	1,687

Net interest income	3,819	3,574	11,237	9,146
Loan loss provision	128	116	440	538
Net interest income after loan loss provision	3,691	3,458	10,797	8,608

Noninterest Income:
Service charges on deposit accounts	226	197	769	547
Net gain on sale of loans (includes $366 and $396 for the three months ended March 31, 2014 and 2013, respectively, and
$582 and $192 for the nine months ended March 31, 2014
and 2013, respectively, related to accumulated other
comprehensive earnings reclassification)	836	1,718	3,390	3,492
Mortgage loan servicing fees	359	262	1,012	743
Net gain on sale of available for sale securities (includes $196 and
($564) for the three months ended March 31, 2014 and 2013,
respectively, and $1,032 and ($716) for the nine months ended
March 31, 2014 and 2013, respectively related to
accumulated other comprehensive earnings reclassification)	196	465	1,032	777
Net loss on sale of OREO	-	(9)	(50)	(32)
Net (loss) gain on fair value hedge	(72)	43	(1)	108
Other	578	597	1,538	1,130
Total noninterest income	2,123	3,273	7,690	6,765

See accompanying notes to the unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)
 (Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Noninterest Expense:
Salaries and employee benefits	3,209	3,193	9,639	6,765
Occupancy and equipment expense	711	692	2,086	1,542
Data processing	458	512	1,389	852
Advertising	211	278	668	697
Amortization of mortgage servicing rights	132	158	466	566
Amortization of core deposit intangible and tax credits	105	145	322	193
Federal insurance premiums	84	82	252	174
Postage	40	36	132	99
Legal, accounting, and examination fees	111	123	380	336
Consulting fees	164	14	319	75
Acquisition costs	-	712	-	1,920
Valuation loss on OREO	-	93	-	191
Other	474	415	1,512	1,264
Total noninterest expense	5,699	6,453	17,165	14,674

Income before provision for income taxes	115	278	1,322	699

Income Tax Expense (Benefit) (includes $1,291 and ($796) for the three months ended March, 2014 and 2013, respectively, and
($314) and ($1,020) for the nine months ended March 31, 2014 and 2013, respectively, related to income tax expense (benefit)
from reclassification items)	7	(629)	73	(590)

Net Income	$108	$907	$1,249	$1,289

Basic earnings per common share	$0.03	$0.24	$0.32	$0.34

Diluted earnings per common share	$0.03	$0.23	$0.31	$0.33

Weighted average shares outstanding (basic eps)	3,918,399	3,752,813	3,909,549	3,739,806

Weighted average shares outstanding (diluted eps)	3,973,202	3,937,255	3,976,599	3,933,105

See accompanying notes to the unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Dollars in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

NET INCOME	$108	$907	$1,249	$1,289

OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in fair value of investment securities
available for sale, before income taxes	3,489	(2,500)	603	(3,406)
Reclassification for realized gains and losses on
investment securities included in net earnings, before income tax	(196)	564	(1,032)	716
Change in fair value of derivatives designated as cash flow
hedges, before income taxes	238	379	238	379
Reclassification for realized gains and losses on derivatives
designated as cash flow hedges, before income taxes	(366)	(396)	(582)	(192)
Total other items of comprehensive income (loss)	3,165	(1,953)	(773)	(2,503)

Income tax (expense) benefit related to:
Investment securities	(1,343)	789	174	1,096
Derivatives designated as cash flow hedges	52	7	140	(76)
	(1,291)	796	314	1,020

COMPREHENSIVE INCOME (LOSS)	$1,982	$(250)	$790	$(194)

See accompanying notes to the unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended March 31, 2014 and 2013
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

			ADDITIONAL				ACCUMULATED
			UNALLOCATED				OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME (LOSS)	TOTAL

Balance, July 1, 2012	$-	$41	$22,112	$(1,556)	$(2,210)	$32,990	$2,273	$53,650

Net income						1,289		1,289

Other comprehensive loss							(1,483)	(1,483)

Dividends paid ($0.07125 per share per quarter)						(832)		(832)

Treasury stock reissued			(11)		217			206

ESOP shares allocated or committed to be released for allocation (12,462 shares)			5	125				130

Balance, March 31, 2013	$-	$41	$22,106	$(1,431)	$(1,993)	$33,447	$790	$52,960

Balance, July 1, 2013	$-	$41	$22,109	$(1,390)	$(1,993)	$33,849	$(3,384)	$49,232

Net income						1,249		1,249

Other comprehensive loss							(459)	(459)

Dividends paid ($0.0725 per share per quarter)						(852)		(852)

Treasury stock reissued					193			193

ESOP shares allocated or committed to be released for allocation (12,462 shares)			11	125				136

Balance, March 31, 2014	$-	$41	$22,120	$(1,265)	$(1,800)	$34,246	$(3,843)	$49,499

See accompanying notes to the unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Nine Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,249	$1,289
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Provision for loan losses	440	538
Valuation losses on OREO	-	191
Depreciation	858	652
Net amortization of marketable securities premium and discounts	2,290	1,235
Amortization of capitalized mortgage servicing rights	466	566
Amortization of core deposit intangible and tax credits	322	193
Gain on sale of loans	(3,390)	(3,492)
Net realized gain on sale of available-for-sale securities	(1,032)	(777)
Loss on sale of OREO	50	32
Loss (gain) on fair value hedge	1	(108)
Net gain on sale/disposal of fixed assets	(15)	(285)
Appreciation in cash surrender value of life insurance, net	(244)	(221)
Change in assets and liabilities:
Decrease (increase) in assets:
Accrued interest and dividends receivable	168	(866)
Loans held-for-sale	14,446	1,664
Other assets	(256)	(1,672)
(Decrease) increase in liabilities:
Accrued expenses and other liabilities	(41)	167
Net cash provided by (used in) operating activities	15,312	(894)

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities
Sales	38,333	15,060
Maturities, principal payments, calls	18,665	21,235
Purchases	(31,002)	(176,163)
FHLB stock redeemed	53	54
Cash received in acquisition of Sterling Bank branches, net of cash paid	-	130,094
Final valuation adjustments related to acquisition of Sterling Bank branches	(144)	-
Net (increase) decrease in loan receivable, excludes transfers to real estate
acquired in settlement of loans	(45,273)	2,066
Proceeds from bank owed life insurance	109	-
Proceeds from the sale of real estate and other repossessed
property acquired in the settlement of loans	83	1,314
Insurance proceeds related to property and equipment	31	-
Proceeds from the sale of fixed assets	-	647
Purchase of property and equipment	(1,586)	(1,207)
Net cash used in investing activities	(20,731)	(6,900)

See accompanying notes to the unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Nine Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in checking and savings accounts	$21,051	$19,135
Net payments on short-term FHLB and other borrowings	(7,500)	-
Long-term advances from FHLB and other borrowings	-	865
Payments on long-term FHLB and other borrowings	(4,150)	(14,150)
Dividends paid	(852)	(832)
Net cash provided by financing activities	8,549	5,018

Net increase (decrease) in cash	3,130	(2,776)

CASH AND CASH EQUIVALENTS, beginning of period	6,161	19,814

CASH AND CASH EQUIVALENTS, end of period	$9,291	$17,038

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,552	$1,750

Cash paid during the period for income taxes	$108	$372

NON-CASH INVESTING ACTIVITIES:
Decrease in market value of securities available-for-sale	$429	$2,689

Mortgage servicing rights recognized	$876	$1,180

Loans transferred to real estate and other assets acquired in foreclosure	$51	$569

Real estate acquired in foreclosure transferred to premises and equipment	$-	$306

Treasury shares reissued for compensation	$193	$206

ESOP shares released	$136	$130

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

The results of operations for the nine month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2014 or any other period.  The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-K for the fiscal year ended June 30, 2013.

The Company evaluated subsequent events for potential recognition and/or disclosure through May 13, 2014 the date the consolidated financial statements were issued.

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	March 31, 2014				June 30, 2013
(In Thousands)		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Available-for-sale:
U.S. government and
agency obligations	$44,084	$36	$(940)	$43,180	$50,904	$514	$(487)	$50,931
Municipal obligations	84,167	609	(4,903)	79,873	88,948	1,072	(5,584)	84,436
Corporate obligations	5,980	20	(83)	5,917	9,130	84	(153)	9,061
Mortgage-backed securities -
government backed	28,108	28	(694)	27,442	27,680	35	(813)	26,902
CMOs - government backed	35,663	240	(1,035)	34,868	48,594	307	(1,268)	47,633

Total	$198,002	$933	$(7,655)	$191,280	$225,256	$2,012	$(8,305)	$218,963

For the three months ended March 31, 2014 and 2013, net proceeds from sales of securities available for sale amounted to $3,955,000 and $6,722,000, respectively.  For the three months ended March 31, 2014 and 2013 gross realized gains amounted to $213,000 and $465,000, respectively and gross realized losses amounted to $17,000 and $0, respectively.  For the nine months ended March 31, 2014 and 2013, net proceeds from sales of securities available for sale amounted to $38,333,000 and $15,060,000, respectively.  For the nine months ended March 31, 2014 and 2013, gross realized gains amounted to $1,132,000 and $833,000, respectively and gross realized losses amounted to $100,000 and $56,000, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES – continued

The amortized cost and fair value of securities at March 31, 2014 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$1,000	$1,021
Due from one to five years	3,726	3,741
Due from five to ten years	20,846	20,092
Due after ten years	108,659	104,116

	134,231	128,970
Mortgage-backed securites - government-backed	28,108	27,442
CMOs - government backed	35,663	34,868
Total	$198,002	$191,280

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

The following table discloses, as of March 31, 2014 and June 30, 2013, the Company’s investment securities that have been in a continuous unrealized-loss position for less than twelve months and those that have been in a continuous unrealized-loss position for twelve or more months:

	March 31, 2014
	Less Than 12 Months		12 Months or Longer
	(In Thousands)
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

U.S. government and agency	$27,753	$479	$10,023	$461
Corporate obligations	3,932	68	985	15
Municipal obligations	31,422	1,859	29,296	3,044
Mortgage-backed and CMOs	11,015	242	34,415	1,487

Total	$74,122	$2,648	$74,719	$5,007

	June 30, 2013
	Less Than 12 Months		12 Months or Longer
	(In Thousands)
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

U.S. government and agency	$19,615	$487	$-	$-
Corporate obligations	5,017	153	-	-
Municipal obligations	60,910	5,495	539	89
Mortgage-backed & CMOs	52,548	2,080	309	1

Total	$138,090	$8,215	$848	$90

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

In evaluating debt securities for other-than-temporary impairment losses, management assesses whether the Company intends to sell or if it is more likely than not that it will be required to sell impaired debt securities.  In doing so, management considers contractual constraints, liquidity, capital, asset/liability management and securities portfolio objectives.  With respect to its impaired debt securities at March 31, 2014 and June 30, 2013, management determined that it does not intend to sell and that there is no expected requirement to sell any of its impaired debt securities.

As of March 31, 2014 and June 30, 2013, there were, respectively, 119 and 126 securities in an unrealized loss position and were considered to be temporarily impaired and therefore an impairment charge has not been recorded.  All of such temporarily impaired investments are debt securities.

At March 31, 2014, 11 U.S. government and agency obligations had unrealized losses with aggregate depreciation of approximately 2.43% from the Company’s amortized cost basis of these securities.  We believe these unrealized losses are principally due to interest rate movements.  As such, the Company determined that none of such securities had other-than-temporary impairment.

At March 31, 2014, 5 corporate obligations had unrealized losses of approximately 1.66% from the Company’s amortized cost basis of this security.  We believe these unrealized losses are principally due to interest rate movements.  As such, the Company determined that none of this security had other-than-temporary impairment.

At March 31, 2014, 86 municipal obligations had unrealized losses with aggregate depreciation of approximately 7.47% from the Company’s amortized cost basis of these securities.  We believe these unrealized losses are principally due to interest rate movements and recent credit concerns in the overall municipal bond market.  As such, the Company determined that none of such securities had other-than-temporary impairment.

At March 31, 2014, 17 mortgage backed and CMO securities had unrealized losses with aggregate depreciation of approximately 3.66% from the Company’s cost basis of these securities.  We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market.  Management considers available evidence to assess whether it is more likely than not that all amounts due would not be collected.  In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates.  There has been no disruption of the scheduled cash flows on any of the securities.  Management’s analysis as of March 31, 2014 revealed no expected credit losses on these securities.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	June 30,
	2014	2013
	(In Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$88,507	$70,453
Commercial real estate	89,896	74,395
Real estate construction	5,050	2,738

Other loans:
Home equity	35,952	35,660
Consumer	12,299	11,773
Commercial	29,477	21,775

Total	261,181	216,794

Allowance for loan losses	(2,175)	(2,000)
Deferred loan fees, net	(414)	(117)

Total loans, net	$258,592	$214,677

Within the commercial real estate loan category above, $12,948,000 and $13,134,000 was guaranteed by the United States Department of Agriculture Rural Development, at March 31, 2014 and June 30, 2013, respectively.  Within the commercial loan category above, $3,937,000 and $0 were in loans originated through a syndication program where the business resides outside of Montana, at March 31, 2014, and June 30, 2013, respectively.

Non-Performing Assets – The following table sets forth information regarding non-performing assets as of the dates indicated.

	March 31,	June 30,
	2014	2013
	(Dollars in Thousands)

Non-accrual loans	$404	$470
Accruing loans delinquent 90 days or more	-	-
Restructured loans, net	214	303
Total nonperforming loans	618	773
Real estate owned and other repossessed assets, net	458	550
Total	$1,076	$1,323

Total non-performing assets as a percentage of total assets	0.21%	0.30%

Allowance for loan losses	$2,175	$2,000

Percent of allowance for loan losses to non-performing loans	351.9%	258.7%

Percent of allowance for loan losses to non-performing assets	202.1%	151.2%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables set forth information regarding the activity in the allowance for loan losses for the dates indicated:

	Three Months Ended
	March 31, 2014
	(In Thousands)
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Allowance for credit losses:
Beginning balance, Januay 1, 2014	$463	$914	$25	$324	$51	$343	$2,120
Charge-offs	-	(21)	-	-	(53)	-	(74)
Recoveries	-	-	-	-	1	-	1
Provision	8	23	2	1	45	49	128
Ending balance, March 31, 2014	$471	$916	$27	$325	$44	$392	$2,175

	Nine Months Ended
	March 31, 2014
Allowance for credit losses:
Beginning balance, July 1, 2013	$423	$952	$15	$290	$40	$280	$2,000
Charge-offs	-	(199)	-	(5)	(64)	-	(268)
Recoveries	-	-	-	-	3	-	3
Provision	48	163	12	40	65	112	440
Ending balance, March 31, 2014	$471	$916	$27	$325	$44	$392	$2,175

	Three Months Ended
	March 31, 2013
	(In Thousands)
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Allowance for credit losses:
Beginning balance, January 1, 2013	$398	$905	$13	$166	$76	$267	$1,825
Charge-offs	-	-	-	-	(41)	-	(41)
Recoveries	-	-	-	-	-	-	-
Provision	25	47	2	26	4	12	116
Ending balance, March 31, 2013	$423	$952	$15	$192	$39	$279	$1,900

	Nine Months Ended
	March 31, 2013
Allowance for credit losses:
Beginning balance, July 1, 2012	$403	$772	$10	$156	$78	$206	$1,625
Charge-offs	(73)	(35)	-	(148)	(66)	(1)	(323)
Recoveries	-	-	-	-	5	55	60
Provision	93	215	5	184	22	19	538
Ending balance, March 31, 2013	$423	$952	$15	$192	$39	$279	$1,900

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

The following table presents details of how the allowance for loan losses is allocated to each portfolio segment at March 31, 2014:

	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Ending balance allocated to loans
individually evaluated for impairment	$-	$-	$-	$68	$24	$144	$236

Ending balance allocated to loans
collectively evaluated for impairment	$471	$916	$27	$257	$20	$248	$1,939

Loans receivable:
Ending balance March 31, 2014	$88,507	$89,896	$5,050	$35,952	$12,299	$29,477	$261,181

Ending balance of loans individually
evaluated for impairment
March 31, 2014	$303	$130	$-	$247	$130	$290	$1,100

Ending balance of loans collectively
evaluated for impairment
March 31, 2014	$88,204	$89,766	$5,050	$35,705	$12,169	$29,187	$260,081

The following table presents details of how the allowance for loan losses is allocated to each portfolio segment at June 30, 2013:

	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Ending balance allocated to loans
individually evaluated for impairment	$-	$-	$-	$153	$6	$-	$159

Ending balance allocated to loans
collectively evaluated for impairment	$423	$952	$15	$137	$34	$280	$1,841

Loans receivable:
Ending balance June 30, 2013	$70,453	$74,395	$2,738	$35,660	$11,773	$21,775	$216,794

Ending balance of loans individually
evaluated for impairment
June 30, 2013	$315	$722	$-	$779	$78	$121	$2,015

Ending balance of loans collectively
evaluated for impairment
June 30, 2013	$70,138	$73,673	$2,738	$34,881	$11,695	$21,654	$214,779

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

Loans rated Loss: these loans are considered uncollectible and of such little value that their continuance as assets without establishment of a specific reserve is not warranted.  This classification does not mean that an asset has absolutely no recovery or salvage value, but, rather, that it is not practical or desirable to defer writing off a basically worthless asset even though practical recovery may be affected in the future.

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

The following tables set forth information regarding the internal classification of the loan portfolio as of the dates indicated:

	March 31, 2014
	(In Thousands)
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Grade:
Pass	$88,204	$89,766	$5,050	$35,705	$12,169	$29,187	$260,081
Special mention	-	-	-	-	-	49	49
Substandard	303	130	-	179	98	97	807
Doubtful	-	-	-	-	8	-	8
Loss	-	-	-	68	24	144	236
Total	$88,507	$89,896	$5,050	$35,952	$12,299	$29,477	$261,181

Credit Risk Profile Based on Payment Activity

Performing	$88,454	$89,682	$5,050	$35,824	$12,230	$29,323	$260,563
Restructured loans	-	214	-	-	-	-	214
Nonperforming	53	-	-	128	69	154	404
Total	$88,507	$89,896	$5,050	$35,952	$12,299	$29,477	$261,181

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

The following tables set forth information regarding the delinquencies within the loan portfolio as indicated:

	March 31, 2014
	(In Thousands)
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing

1-4 Family real estate	$402	$53	$455	$88,052	$88,507	$-
Commercial real estate	86	130	216	89,680	89,896	-
Construction	-	-	-	5,050	5,050	-
Home equity	352	124	476	35,476	35,952	-
Consumer	138	51	189	12,110	12,299	-
Commercial	172	154	326	29,151	29,477	-
Total	$1,150	$512	$1,662	$259,519	$261,181	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

	June 30, 2013
	(In Thousands)
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing

1-4 Family real estate	$312	$5	$317	$70,136	$70,453	$-
Commercial real estate	39	217	256	74,139	74,395	-
Construction	-	-	-	2,738	2,738	-
Home equity	265	196	461	35,199	35,660	-
Consumer	279	37	316	11,457	11,773	-
Commercial	187	-	187	21,588	21,775	-
Total	$1,082	$455	$1,537	$215,257	$216,794	$-

The following tables set forth information regarding impaired loans as indicated:

	March 31, 2014
	(In Thousands)
		Unpaid		Interest	Average
	Recorded	Principal	Related	Income	Recorded
	Investment	Balance	Allowance	Recognized	Investment

With no related allowance:
1-4 Family	$303	$303	$-	$10	$309
Commercial real estate	130	243	-	-	426
Construction	-	-	-	-	-
Home equity	179	179	-	6	290
Consumer	106	116	-	3	89
Commercial	146	174	-	4	134

With a related allowance:
1-4 Family	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	68	68	68	-	224
Consumer	24	24	24	-	15
Commercial	144	144	144	-	72

Total:
1-4 Family	303	303	-	10	309
Commercial real estate	130	243	-	-	426
Construction	-	-	-	-	-
Home equity	247	247	68	6	514
Consumer	130	140	24	3	104
Commercial	290	318	144	4	206
Total	$1,100	$1,251	$236	$23	$1,559

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

NOTE 4. TROUBLED DEBT RESTRUCTURINGS

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the quarter ended December 31, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (July 1, 2011) for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed receivables as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired.  As of March 31, 2014, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $214,000 (310-40-65-1(b)), and the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $120,000 (310-40-65-1(b)).

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

The following tables present troubled debt restructurings as of March 31, 2014 and June 30, 2013:

March 31, 2014
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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. TROUBLED DEBT RESTRUCTURINGS - continued

During the three and nine months ended March 31, 2014 there were no newly restructured loans.

During the three months ended March 31, 2013 there were no newly restructured loans.

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

There has been one default within 12 months after the troubled debt restructure.  A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.  As of March 31, 2014 and June 30, 2013, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. DEPOSITS

Deposits are summarized as follows:

	March 31,	June 30,
	2014	2013
	(In Thousands)

Noninterest checking	$59,889	$52,972
Interest-bearing checking	69,041	65,876
Savings	62,511	56,051
Money market	92,140	85,361
Time certificates of deposit	155,221	157,491
Total	$438,802	$417,751

Time certificates of deposit include $4,195,000 and $0 related to a 5 year, 1.80% fixed rate brokered CD at March 31, 2014, and June 30, 2013, respectively.

NOTE 6. EARNINGS PER SHARE

Basic earnings per share for the three months ended March 31, 2014 was computed using 3,918,399 weighted average shares outstanding. Basic earnings per share for the three months ended March 31, 2013 was computed using 3,752,813 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased.  The weighted average shares outstanding for the diluted earnings per share calculations was 3,973,202 for the three months ended March 31, 2014 and 3,937,255 for the three months ended March 31, 2013.

Basic earnings per share for the nine months ended March 31, 2014 was computed using 3,909,549 weighted average shares outstanding. Basic earnings per share for the nine months ended March 31, 2013 was computed using 3,739,806 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased.  The weighted average shares outstanding for the diluted earnings per share calculations was 3,976,599 for the nine months ended March 31, 2014 and 3,933,105 for the nine months ended March 31, 2013.

NOTE 7. DIVIDENDS AND STOCK REPURCHASE PROGRAM

For the fiscal year July 1, 2012 through June 30, 2013, Eagle paid dividends of $0.07125 per share for the first three quarters and paid $0.0725 per share in the fourth quarter.  A dividend of $0.0725 per share was declared on July 26, 2013, and paid September 6, 2013 to stockholders of record on August 16, 2013.  A dividend of $0.0725 per share was declared on October 29, 2013, and paid December 6, 2013 to shareholders of record on November 15, 2013.  A dividend of $0.0725 per share was declared on January 23, 2014, and paid March 7, 2014 to shareholders of record on February 14, 2014.  A dividend of $0.0725 per share was declared on April 24, 2014, payable on June 6, 2014 to shareholders of record on May 16, 2014.

On July 1, 2013, the Company announced that its Board of Directors authorized a common stock repurchase program for 150,000 shares of common stock, effective July 1, 2013.  The program is intended to be implemented through purchases made from time to time in the open market or through private transactions.

The Company did not purchase any shares of our common stock during the nine months ended March 31, 2014.

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

The hedged fixed rate loan has an original maturity of 20 years and is not callable.  This loan is hedged with a “pay fixed rate, receive variable rate” swap with a similar notional amount, maturity, and fixed rate coupons. The swap is not callable. At March 31, 2014, and June 30, 2013, the loan had an outstanding principal balance of $10,924,000, and $11,191,000 and the interest rate swap had a notional value of $10,924,000, and $11,191,000, respectively.

Effect of Derivative Instruments on Statement of Financial Condition
Fair Value of Derivative Instruments

	Asset Derivatives				Liabilities Derivatives
	March 31, 2014		June 30, 2013		March 31, 2014		June 30, 2013
(In Thousands)
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated
as hedging instruments
under ASC 815					Other		Other
Interest rate contracts	n/a	$-	n/a	$-	Liabilities	$30	Liabilities	$115

Change in fair value of
financial instrument being
hedged under ASC 815
Interest rate contracts	Loans	$15	Loans	$101	n/a	$-	n/a	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. DERIVATIVES AND HEDGING ACTIVITIES - continued

Effect of Derivative Instruments on Statement of Income
For the Three Months Ended March 31, 2014 and 2013
(In Thousands)
Amount of
	Location of	(Loss) Gain
Derivatives Designated	(Loss) Gain	Recognized in
as Hedging Instruments	Recognized in	Income on Derivative
Under ASC 815	Income on Derivative	2014	2013

Interest rate contracts	Noninterest income	$ (72)	$ 43

Effect of Derivative Instruments on Statement of Income
For the Nine Months Ended March 31, 2014 and 2013
(In Thousands)
Amount of
	Location of	(Loss) Gain
Derivatives Designated	(Loss) Gain	Recognized in
as Hedging Instruments	Recognized in	Income on Derivative
Under ASC 815	Income on Derivative	2014	2013

Interest rate contracts	Noninterest income	$ (1)	$ 108

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of interest rate lock commitments was $4,189,000 and $7,076,000 at March 31, 2014 and June 30, 2013, respectively.  The fair value of such commitments was insignificant.

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

Loans Held for Sale – These loans are reported at fair value. Fair value is determined based on expected proceeds based on sales contracts and commitments and are considered Level 2 inputs.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. FAIR VALUE DISCLOSURES – continued

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2014 and June 30, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2014
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial Assets:
Available for sale securities
U.S. Government and agency	$-	$43,180	$-	$43,180
Municipal obligations	-	79,873	-	79,873
Corporate obligations	-	5,917	-	5,917
Mortgage backed securities
government backed	-	27,442	-	27,442
CMOs - government backed	-	34,868	-	34,868
Loan subject to fair value hedge	-	10,939	-	10,939
Loans held-for-sale	-	9,405	-	9,405
Financial Liability:
Derivative financial instruments	-	30	-	30

	June 30, 2013
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial Assets:
Available for sale securities
U.S. Government and agency	$-	$50,931	$-	$50,931
Municipal obligations	-	84,436	-	84,436
Corporate obligations	-	9,061	-	9,061
Mortgage-backed securities
government backed	-	26,902	-	26,902
CMOs - government backed	-	47,633	-	47,633
Loan subject to fair value hedge	-	11,292	-	11,292
Loans held-for-sale	-	20,807	-	20,807
Financial Liability:
Derivative financial instruments	-	115	-	115

The following tables present the changes in loan subject to fair value hedges and the related derivative financial instrument that are measured at fair value on a recurring basis for the dates indicated.

		Total Realized/
		Unrealized Gains	Purchases,
	Balance	(Losses) Included	Sales,	Balance
	as of	in Noninterest	Issuances, and	as of
	January 1, 2014	Income	Settlements, net	March 31, 2014
	(In Thousands)
Financial Assets (Liability):
Loan subject to fair value hedge	$10,857	$176	$(94)	$10,939
Derivative financial instruments	218	(248)	-	(30)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. FAIR VALUE DISCLOSURES - continued

		Total Realized/
		Unrealized (Losses)	Purchases,
	Balance	Gains Included	Sales,	Balance
	as of	in Noninterest	Issuances, and	as of
	July 1, 2013	Income	Settlements, net	March 31, 2014
	(In Thousands)
Financial Assets (Liability):
Loan subject to fair value hedge	$11,292	$(86)	$(267)	$10,939
Derivative financial instruments	(115)	85	-	(30)

		Total Realized/
		Unrealized (Losses)	Purchases,
	Balance	Gains Included	Sales,	Balance
	as of	in Noninterest	Issuances, and	as of
	January 1, 2013	Income	Settlements, net	March 31, 2013
	(In Thousands)
Financial Assets (Liability):
Loan subject to fair value hedge	$12,132	$(153)	$(93)	$11,886
Derivative financial instruments	(913)	196	-	(717)

		Total Realized/
		Unrealized (Losses)	Purchases,
	Balance	Gains Included	Sales,	Balance
	as of	in Noninterest	Issuances, and	as of
	July 1, 2012	Income	Settlements, net	March 31, 2013
	(In Thousands)
Financial Assets (Liability):
Loan subject to fair value hedge	$12,372	$(229)	$(257)	$11,886
Derivative financial instruments	(1,054)	337	-	(717)

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. FAIR VALUE DISCLOSURES – continued

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of March 31, 2014 and June 30, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2014
	(In Thousands)
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Impaired loans	$-	$-	$864	$864
Repossessed assets	-	-	458	458

	June 30, 2013
	(In Thousands)
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Impaired loans	$-	$-	$1,856	$1,856
Repossessed assets	-	-	550	550

During the nine months ended March 31, 2014, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $1,100,000 were reduced by specific valuation allowance allocations totaling $236,000 to a total reported fair value of $864,000 based on collateral valuations utilizing Level 3 valuation inputs.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. FAIR VALUE DISCLOSURES – continued

Quantitative Information about Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Banks’s Level 3 financial assets and liabilities, the valuation techniques used to measure the fair value of those financial assets and liabilities, and the significant unobservable inputs and the ranges of values for those inputs:

Instrument	Fair Value at March 31, 2014	Principal Valuation Technique	Significant Unobservable Inputs	Range of Significant Input Values
(Dollars In Thousands)

		Appraisal of	Appraisal
Impaired loans	$864	collateral (1)	adjustments	10-30%

		Appraisal of	Liquidation
Repossessed Assets	$458	collateral (1)(3)	expenses (2)	10-30%

Instrument	Fair Value at June 30, 2013	Principal Valuation Technique	Significant Unobservable Inputs	Range of Significant Input Values
(Dollars In Thousands)

		Appraisal of	Appraisal
Impaired loans	$1,856	collateral (1)	adjustments	10-30%

		Appraisal of	Liquidation
Repossessed Assets	$550	collateral (1)(3)	expenses (2)	10-30%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable, less associated allowance.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

FASB ASC Topic 825 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value.  Below is a table that summarizes the fair market values of all financial instruments of the Company at March 31, 2014 and June 30, 2013, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

The fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is required to interpret data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. FAIR VALUE DISCLOSURES – continued

	March 31, 2014
	(In Thousands)
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
Financial Assets:
Cash and cash equivalents	$9,291	$-	$-	$9,291	$9,291
FHLB stock	1,878	-	-	1,878	1,878
Loans receivable, net	-	-	265,134	265,134	258,592
Accrued interest and dividends receivable	2,219	-	-	2,219	2,219
Mortgage servicing rights	-	-	4,774	4,774	3,602
Cash surrender value of life insurance	11,004	-	-	11,004	11,004
Financial Liabilities:
Non-maturing interest bearing deposits	-	-	223,692	223,692	223,692
Non-interest bearing deposits	59,889	-	-	59,889	59,889
Time certificates of deposit	-	-	156,137	156,137	155,221
Accrued expenses and other liabilities	3,164	-	-	3,164	3,164
Advances from the FHLB & other borrowings	-	-	23,685	23,685	23,211
Subordinated debentures	-	-	3,855	3,855	5,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. FAIR VALUE DISCLOSURES – continued

	June 30, 2013
	(In Thousands)
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
Financial Assets:
Cash and cash equivalents	$6,161	$-	$-	$6,161	$6,161
FHLB stock	1,931	-	-	1,931	1,931
Loans receivable, net	-	-	219,894	219,894	214,677
Accrued interest on dividends receivable	2,387	-	-	2,387	2,387
Mortgage servicing rights	-	-	3,589	3,589	3,192
Cash surrender value of life insurance	10,869	-	-	10,869	10,869
Financial Liabilities:
Interest bearing deposits	-	-	207,288	207,288	207,288
Non-interest bearing deposits	52,972	-	-	52,972	52,972
Time certificates of deposit	-	-	158,452	158,452	157,491
Accrued expenses and other liabilities	3,535	-	-	3,535	3,535
Advances from the FHLB & other borrowings	-	-	35,611	35,611	34,861
Subordinated debentures			3,860	3,860	5,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

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

Advances from the FHLB & Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective March 31, 2014 and June 30, 2013, respectively if the borrowings repriced according to their stated terms.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. BUSINESS COMBINATION - continued

Direct costs related to the Sterling acquisition were expensed as incurred in the year ended June 30, 2013.  These acquisition and integration expenses included salaries and benefits, technology and communications, occupancy and equipment, professional services and other noninterest expenses.  No acquisition costs were incurred for the three and nine months ended March 31, 2014.  For the three and nine months ended March 31, 2013, $712,000 and $1.92 million of acquisition costs were incurred and expensed, respectively.

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

Operations of the branches acquired have been included in the consolidated financial statements since December 1, 2012.  The Company does not consider these branches a separate reporting unit and does not track the amount of revenues and net income attributable to these branches since the acquisition.  As such, it is impracticable to determine such amounts for the three and nine months ended March 31, 2014.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. BUSINESS COMBINATION - continued

The following table presents unaudited pro forma results of operations for the three and nine months ended March 31, 2014 and 2013 as if the acquisition of the Sterling branches had occurred on July 1, 2011 (in thousands).  This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments and amortization of the core deposit intangible asset.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company purchased and assumed the assets and liabilities of the Sterling branches at July 1, 2011.  Cost savings are also not reflected in the unaudited pro forma amounts for the three and nine months ended March 31, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Net interest income	$3,691	$4,248	$10,797	$11,457
Noninterest income	2,123	3,615	7,690	7,791
Noninterest expense	5,699	7,258	17,165	17,336
Net income1)	108	1,152	1,249	2,199

Pro forma earnings per share1)
Basic	$0.03	$0.31	$0.32	$0.59
Diluted	0.03	0.29	0.31	0.56

1)
Significant assumptions utilized include the acquisition cost noted above, amortization/accretion of interest rate fair value adjustments, amortization of the core deposit intangible asset and a 25% effective tax rate for the three and nine months ended March 31, 2013.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth information regarding the activity in accumulated other comprehensive income (loss) for the dates as indicated:

	Gains (Losses)	Unrealized (Losses)
	on Derivatives	Gains on Investment
	Designated as	Securities
	Cash Flow Hedges	Available for Sale	Total
	(In Thousands)

Balance, July 1, 2013	$345	$(3,729)	$(3,384)
Other comprehensive income (loss),
before reclassifications and income taxes	956	(2,886)	(1,930)
Amounts reclassified from accumulated other
comprehensive income (loss), before income taxes	(1,172)	(836)	(2,008)
Income tax benefit	88	1,517	1,605
Total other comprehensive loss	(128)	(2,205)	(2,333)
Balance, December 31, 2013	217	(5,934)	(5,717)
Other comprehensive income,
before reclassifications and income taxes	238	3,489	3,727
Amounts reclassified from accumulated other
comprehensive income (loss), before income taxes	(366)	(196)	(562)
Income tax benefit (expense)	52	(1,343)	(1,291)
Total other comprehensive loss (income)	(76)	1,950	1,874
Balance, March 31, 2014	$141	$(3,984)	$(3,843)

		Unrealized
	Gains (Losses)	Gains (Losses)
	on Derivatives	on Investment
	Designated as	Securities
	Cash Flow Hedges	Available for Sale	Total
	(In Thousands)

Balance, July 1, 2012	$114	$2,159	$2,273
Other comprehensive income (loss),
before reclassifications and income taxes	574	(483)	91
Amounts reclassified from accumulated other
comprehensive income (loss), before income taxes	(371)	(272)	(643)
Income tax (expense) benefit	(83)	309	226
Total other comprehensive income (loss)	120	(446)	(326)
Balance, Decemer 31, 2012	234	1,713	1,947
Other comprehensive income (loss),
before reclassifications and income taxes	379	(2,500)	(2,121)
Amounts reclassified from accumulated other
comprehensive income (loss), before income taxes	(396)	564	168
Income tax benefit	7	789	796
Total other comprehensive loss	(10)	(1,147)	(1,157)
Balance, March 31, 2013	$224	$566	$790

NOTE 12. SUBSEQUENT EVENTS

On May 8, 2014, the Company announced that it has applied to the State of Montana to form an interim bank for the purpose of facilitating the conversion of the Company's wholly-owned subsidiary, American Federal Savings Bank, from a federally chartered savings bank to a Montana chartered commercial bank. If the new charter is approved, the bank plans to rename itself "Opportunity Bank of Montana."

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

The primary component of the Bank’s earnings is its net interest margin (also called spread or margin), the difference between interest income and interest expense.  The net interest margin is managed by management (through the pricing of its products and by the types of products offered and kept in portfolio), and is affected by changes in market interest rates.  The Bank also generates noninterest income in the form of fee income and gain on sale of loans.

The Bank has a strong mortgage lending focus, with the majority of its loan originations represented by single-family residential mortgages.  The Bank has also successfully marketed home equity loans to its customers, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.).  In recent years the Bank has focused on adding commercial loans to its portfolio, both real estate and non-real estate.  The purpose of this diversification is to mitigate the Bank’s dependence on the residential mortgage market, as well as to improve its ability to manage its spread.  The Bank’s management recognizes the need for sources of fee income to complement its margin, and the Bank now maintains a significant loan servicing portfolio which generates income.  Gain on sale of loans also provides significant fee or noninterest income in periods of high mortgage loan origination volumes.  Such income will be adversely affected in periods of lower mortgage activity.  Fee income is also supplemented with fees generated from the Bank’s deposit accounts, its mortgage banking business and its wealth management business.  The Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread.  Non-maturity deposits do not automatically reprice as interest rates rise, as do certificates of deposit.

For the past several years, management’s focus has been on improving the Bank’s core earnings.  Core earnings can be described as income before taxes, with the exclusion of gain on sale of loans and adjustments to the market value of the Bank’s loan servicing portfolio.  Management believes that the Bank will need to continue to focus on increasing net interest margin, other areas of fee income, and control of operating expenses to achieve earnings growth going forward.  Management’s strategy of growing the Bank’s loan portfolio and deposit base is expected to help achieve these goals as follows:  loans typically earn higher rates of return than investments; a larger deposit base should yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs.  The biggest challenge to the strategy is funding the growth of the Bank’s balance sheet in an efficient manner.  Deposit growth will be difficult to maintain due to significant competition for deposits in the Bank’s market area, and it is likely that wholesale funding (which is usually more expensive than retail deposits) will be needed to supplement it.

The level and movement of interest rates impacts the Bank’s earnings as well.  The Federal Reserve’s Federal Open Market Committee (“FOMC”) did not change the federal funds target rate which remained at 0.25% during the nine months ended March 31, 2014.

Acquisition of Sterling Savings Bank Branches

From time to time the Bank has considered growth through mergers or acquisition as an alternative to its strategy of organic growth. In this connection, on June 29, 2012, the Bank entered into a definitive agreement with Sterling Savings Bank, a Washington state-chartered bank, to acquire Sterling’s banking operations in the state of Montana, including seven branch locations, certain deposit liabilities, loans and other assets and liabilities associated with such branch locations.   As a result of this acquisition, which closed on November 30, 2012, the Bank acquired approximately $182.5 million in additional assets, including approximately $41.3 million of pass-rated performing loans and assumed $181.6 million in new deposits.  The Bank has experienced an increase in mortgage loan originations due to the Sterling acquisition.  Deposit fee income has also increased due to the increase in the number of accounts.  Operating expenses, primarily salaries and employee benefits have increased as a result of the acquisition.  The Bank is currently engaged in a review of staffing and other efficiency measures which it expects will reduce operating expenses in the upcoming fiscal year.  The Bank received approximately $130.0 million in cash in the transaction, which may not be able to be immediately used to fund loans. While a substantial amount of the cash has been invested in securities, it may require additional time to deploy all of the proceeds to fund loans.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview – continued

Acquisition of Sterling Savings Bank Branches – continued

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

Financial Condition

Comparisons of financial condition in this section are between March 31, 2014 and June 30, 2013.

Total assets at March 31, 2014 were $519.83 million, an increase of $9.30 million, or 1.8%, from $510.53 million at June 30, 2013.  Loans receivable increased by $43.91 million, or 20.5%, to $258.59 million at March 31, 2014, from $214.68 million at June 30, 2013.  The components of the increase were residential mortgage loans increasing by $18.06 million, commercial real estate loans increasing by $15.50 million and commercial loans increasing by $7.70 million.  Home equity, consumer loans and construction loans also increased.  Total loan originations were $217.79 million for the nine months ended March 31, 2014, with single family mortgages accounting for $155.51 million of the total.  Home equity and construction loan originations totaled $9.06 million and $10.27 million, respectively, for the same period. Commercial real estate and land loan originations totaled $27.76 million.  Consumer loans originated totaled $5.79 million.  Commercial loans originated totaled $9.40 million, with $3.34 million originating from loan syndication programs with borrowers residing outside of Montana. Loans held-for-sale decreased $11.4 million, to $9.41 million at March 31, 2014 from $20.81 million at June 30, 2013.  One of the chief objectives of the Sterling branch acquisition was to expand the Bank’s footprint across southern Montana.  The amount of loans acquired was relatively small in comparison to the deposits, which led to the Bank’s loan to deposit ratio declining substantially.  The Bank’s strategy has been to actively market and solicit commercial and commercial real estate loans while using investment portfolio proceeds to help fund the loan growth.

Total cash and cash equivalents increased by $3.13 million, and securities available-for-sale decreased $27.68 million.  Almost all security categories decreased during the period with the largest decrease in the collateralized mortgage obligation category of $12.77 million, or 26.8%.

Deposits increased $21.05 million, or 5.0%, to $438.80 million at March 31, 2014 from $417.75 million at June 30, 2013. Growth occurred across most deposit products with the exception of time certificates of deposits which decreased slightly during the period.  Management attributes the organic increase in deposits to increased marketing of checking accounts as well as customers’ preference for placing funds in secure, federally insured accounts.

The ability of the Bank to continue to attract retail deposits during the period enabled the Bank to decrease wholesale funding.  Advances from the Federal Home Loan Bank and other borrowings decreased $11.65 million, or 33.4%, to $23.21 million at March 31, 2014 from $34.86 million at June 30, 2013.

Total stockholders’ equity increased $267,000 or 0.5%, to $49.50 million at March 31, 2014 from $49.23 million at June 30, 2013.  This was a result of net income of $1.25 million, partially offset by an increase in accumulated other comprehensive loss of $459,000 (mainly due to an increase in net unrealized losses on securities available-for-sale) and dividends paid of $852,000.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Net Income.  Eagle’s net income was $108,000 versus $907,000 for the quarter ending March 31, 2013.  The decrease of $799,000 was due to a significant decline in noninterest income of $1.15 million and a reduction in an income tax benefit of $636,000 in the third quarter of 2013.    The decline in noninterest income was partially offset by an increase in net interest income of $245,000 and a decrease in noninterest expense of $754,000.  Basic earnings per share were $0.03 per share for the current period and $0.24 per share for the prior comparable period.

Net Interest Income.  Net interest income increased to $3.82 million for the quarter ended March 31, 2014, from $3.57 million for the previous year’s quarter.  This increase of $245,000 was the result of an increase in interest and dividend income of $212,000 and a decrease in interest expense of $33,000.

Interest and Dividend Income.  Total interest and dividend income was $4.32 million for the quarter ended March 31, 2014, compared to $4.11 million for the quarter ended March 31, 2013, an increase of $212,000, or 5.1%.  Interest and fees on loans increased to $3.25 million for the three months ended March 31, 2013 from $3.01 million for the same period ended March 31, 2013.  This increase of $242,000, or 8.0%, was due to an increase in the average balance of loans partially offset by a decrease in the average yield of loans for the quarter ended March 31, 2014.  The average interest rate earned on loans receivable decreased by 27 basis points, from 5.23% to 4.96%.  Average balances for loans receivable, net, including loans held for sale, for the quarter ended March 31, 2014 were $262.58 million, compared to $230.24 million for the prior year period.  This represents an increase of $32.34 million, or 14.0%.  Average balances on investments decreased to $196.39 million for the quarter ended March 31, 2014, from $219.38 million for the quarter ended March 31, 2013.  The average interest rate earned on investments increased to 2.17% from 1.98%.  Average balances on deposits with banks decreased to $3.94 million for the quarter ended March 31, 2014, compared to $7.09 million for the quarter ended March 31, 2013 and the average rates on such deposits with banks decreased from 0.56% at March 31, 2013 to 0.09% at March 31, 2014.

Interest Expense.  Total interest expense declined in the quarter to $502,000 from $535,000 for the quarter ended March 31, 2013, a decrease of $33,000, or 6.2%.  The decrease was attributable to decreases in interest on borrowings.  The average rates on deposits, which include noninterest bearing deposits, increased slightly from 29 basis points to 30 basis points.  Average deposit balances also increased. This increase in average balances is the result of both the Sterling branch acquisition and organic growth.  The average balances increased from $415.79 million to $433.14 million, an increase of $17.35 million.  Changes in rates varied among the various deposit accounts.  Money market accounts remained the same at 13 basis points.  Interest bearing checking account rates declined one basis point to 4 basis points down from 5 basis points.  Savings account rates declined to 0.05% from 0.07%.  Certificates of deposit rates increased from 0.65% to 0.73%.  Because of the increase in retail funding due to deposit growth average balances in borrowings decreased to $29.80 million for the quarter ended March 31, 2014, compared to $33.95 million for the same quarter in the previous year.  A decline in the average rate paid to 2.33% from 2.72%, along with the decrease in average borrowing balances, resulted in a decrease in the interest expense for such borrowings to $173,000 for the quarter ended March 31, 2014 versus $230,000 in the previous year.  The average rate paid on all interest-bearing liabilities decreased 5 basis points from the quarter ended March 31, 2013 to the quarter ended March 31, 2014.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions, and past due loans in portfolio.  The Bank’s policies require a review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  The Bank recorded $128,000 in provision for loan losses for the quarter ended March 31, 2014 and $116,000 in the quarter ended March 31, 2013.  This increase was based on an analysis of a variety of factors including delinquencies within the loan portfolio.  Total nonperforming loans, including restructured loans, net decreased from $973,000 at March 31, 2013 to $618,000 at March 31, 2014. The Bank currently has $458,000 in foreclosed real estate property and other repossessed property.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2014 and 2013 – continued

Noninterest Income. Total noninterest income decreased to $2.12 million for the quarter ended March 31, 2014, from $3.27 million for the quarter ended March 31, 2013, a decrease of $1.15 million or 35.2%. The decrease is primarily due to a decrease in gain on sale of loans of $882,000 and a decrease in gain on sale of securities of $269,000.  This significant change in loan sale fees was the result of a decline in mortgage refinancing activity from the 2013 period.

Noninterest Expense.  Noninterest expense was $5.70 million for the quarter ended March 31, 2014, and $6.45 million for the quarter ended March 31, 2013.  The primary cause of this decrease was due to Sterling acquisition costs of $712,000 incurred in the prior comparable period.

Income Tax Expense.  Our income tax expense was $7,000 for the quarter ended March 31, 2014, compared to income tax benefit of $629,000 for the quarter ended March 31, 2013.  The income tax benefit of $629,000 was principally attributable to a tax credit investment by the Company in 2013.  The effective tax rate for the quarter ended March 31, 2014 was 6.09% and was negative 226.62% for the quarter ended March 31, 2013.  The Company made an investment in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period.  In addition, the deductibility for tax purposes of goodwill resulting from the Sterling acquisition has helped reduce the Company’s effective tax rate.

Results of Operations for the Nine Months Ended March 31, 2014 and 2013

Net Income.  Eagle’s net income for the nine months ended March 31, 2014 was $1.25 million compared to $1.29 million for the nine months ended March 31, 2013.  The slight decrease of $40,000 was due to increases in noninterest expense of $2.50 million and changes in income taxes of $663,000.  These were largely offset by increases in net interest income of $2.09 million and noninterest income of $925,000 and reductions in provision for loan losses of $98,000.  Basic earnings per share were $0.32 per share for the current period and $0.34 per share for the prior comparable period.

Net Interest Income.  Net interest income increased to $11.24 million for the nine months ended March 31, 2014, from $9.15 million for the previous year.  This increase of $2.09 million was the result of an increase in interest and dividend income of $1.95 million and by a decrease in interest expense of $145,000.

Interest and Dividend Income.  Total interest and dividend income was $12.78 million for the nine months ended March 31, 2014, compared to $10.83 million for the nine months ended March 31, 2013, an increase of $1.95 million, or 18.0%.  Interest and fees on loans increased to $9.61 million for the nine months ended March 31, 2014 from $8.32 million for the same period ended March 31, 2013.  This increase of $1.29 million, or 15.5%, was due to an increase in the average balance of loans partially offset by a decrease in the average yield of loans for the nine months ended March 31, 2014.  The average interest rate earned on loans receivable decreased by 48 basis points, from 5.52% to 5.04%.  Average balances for loans receivable, net, including loans held for sale, for the nine months ended March 31, 2014 were $253.91 million, compared to $200.91 million for the prior year period.  This represents an increase of $53.00 million, or 26.4%.  Interest and dividends on investment securities AFS increased by $677,000 for the nine months ended March 31, 2014 from $2.49 million for the same period last year.  Average balances on investments increased to $202.27 million for the nine months ended March 31, 2014, from $145.77 million for the nine months ended March 31, 2013.  The average interest rate earned on investments decreased to 2.09% from 2.28%.  Interest on deposits with banks decreased to $5,000 from $26,000, due to a decrease in average balances partially offset by an increase in the average rates.  Average balances on deposits with banks decreased to $2.60 million for the nine months ended March 31, 2014, compared to $14.80 million for the nine months ended March 31, 2013 and the average rates on such deposits with banks increased from 0.23% at March 31, 2013 to 0.25% at March 31, 2014.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended March 31, 2014 and 2013 – continued

Interest Expense.  Total interest expense declined for the nine months ended March 31, 2014 to $1.54 million from $1.69 million for the nine months ended March 31, 2013, a decrease of $145,000, or 8.6%.  The decrease was attributable to decreases in interest on borrowings partially offset by an increase in interest expense on deposits.  The average rates on deposits, which include noninterest bearing deposits, decreased from 39 basis points to 30 basis points, but this was offset by the growth in average deposit balances. This increase in average balances is the result of both the Sterling branch acquisition and organic growth.  The organic growth was likely the result of the Bank’s customers continuing to opt for the safety of federally insured deposits, notwithstanding historically low rates on such deposits, over the risks and uncertainty of the capital markets.  The average balances increased from $307.33 million to $427.40 million, an increase of $120.07 million.  All account types experienced some decrease in average rates.  Money market accounts declined three basis points to 11 basis points down from 14 basis points.  Interest bearing checking account rates declined one basis point to 4 basis points down from 5 basis points.  Savings account rates declined to 0.06% from 0.09%, and certificates of deposit rates decreased from 0.90% to 0.72%.  Because of the increase in retail funding due to deposit growth average balances in borrowings decreased to $34.53 million for the nine months ended March 31, 2014, compared to $37.24 million for the same period in the previous year.  The average rate paid, along with the decrease in average borrowing balances, resulted in a decrease in interest expense for borrowings to $580,000 for the nine months ended March 31, 2014 versus $801,000 in the previous period.  The average rate paid on borrowings decreased from 2.87% last year to 2.24% for the nine months ended March 31, 2014.  The average rate paid on all interest-bearing liabilities decreased 23 basis points from the nine months ended March 31, 2013 to the nine months ended March 31, 2014.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions, and past due loans in portfolio.  The Bank’s policies require a review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  The Bank recorded $440,000 in provision for loan losses for the nine months ended March 31, 2014 and $538,000 for the nine months ended March 31, 2013.  This decrease from 2013 was based on an analysis of a variety of factors including delinquencies within the loan portfolio.  Total nonperforming loans, including restructured loans, decreased from $973,000 at March 31, 2013 to $618,000 at March 31, 2014. The Bank currently has $458,000 in foreclosed real estate property and other repossessed property.

Noninterest Income. Total noninterest income increased to $7.69 million for the nine months ended March 31, 2014, from $6.77 million for the nine months ended March 31, 2013, an increase of $925,000 or 13.6%.  The increase was due to fee income on deposit accounts increasing by $222,000 to $769,000 for the nine months ended March 31, 2014 attributable to the Sterling acquisition.  Mortgage loan servicing fees also increased for the period by $269,000 to $1.01 million for the nine months ended March 31, 2014 primarily due to the higher balances of residential mortgage loans serviced by the Company.  Gain on sale of securities available for sale also contributed to the increase in noninterest income.  The gain on sale of such securities increased to $1.03 million from the prior period amount of $777,000.  Net gains on sale of loans decreased by $102,000 from the comparable nine month period in 2013.

Noninterest Expense.  Noninterest expense was $17.17 million for the nine months ended March 31, 2014, and $14.67 million for the nine months ended March 31, 2013.  The primary cause of this increase was the increase in salaries and employee benefits of $2.87 million resulting from the increase in staff from the Sterling acquisition.  Occupancy and equipment expense and data processing also increased by $1.08 million as the result of the Sterling acquisition and now operating a larger entity.  There were no acquisition costs for the nine months ended March 31, 2014 compared to $1.92 million for the same period last year as the acquisition was fully completed by the third quarter of fiscal year 2013.

Income Tax Expense.  Our income tax expense was $73,000 for the nine months ended March 31, 2014, compared to an income tax benefit of $590,000 for the nine months ended March 31, 2013.  The effective tax rate for the nine months ended March 31, 2014 was 5.52% and was negative 84.44% for the nine months ended March 31, 2013.  The Company’s tax rate has been impacted by the new market tax credit project initiated in the previous year.  The Company has equity investments in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”).  Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period.  Also, the deductibility for tax purposes of goodwill resulting from the Sterling acquisition has helped reduce the effective tax rate.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity, Interest Rate Sensitivity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of the Comptroller of the Currency (“OCC”) regulations.  The OCC has eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings.  The OCC states that the liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages.  For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined.  In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets.  “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Seattle.  The Bank exceeded those minimum ratios as of both March 31, 2014 and March 31, 2013.

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

At February 28, 2014, the Bank’s measure, as internally determined, of sensitivity to interest rate movements, as measured by a 200 basis point rise in interest rates scenario, decreased the economic value of equity (“EVE”) by 18.0%.  The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.  The Bank’s tier I core capital ratio, as measured under OCC rules, increased from 8.54% as of March 31, 2013 to 8.56% as of March 31, 2014.  The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

As of March 31, 2014, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At March 31, 2014, the Bank’s tangible, core, and risk-based capital ratios amounted to 8.56%, 8.56%, and 14.95%, respectively, compared to regulatory requirements of 1.50%, 3.00%, and 8.00%, respectively.  See the following table:

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity, Interest Rate Sensitivity and Capital Resources – continued

	At March 31, 2014
	(Unaudited)
	(Dollars in Thousands)

	Dollar	% of
	Amount	Assets
Tangible capital:
Capital level	$43,830	8.56
Requirement	7,679	1.50
Excess	$36,151	7.06

Core capital:
Capital level	$43,830	8.56
Requirement	15,357	3.00
Excess	$28,473	5.56

Risk-based capital:
Capital level	$46,005	14.95
Requirement	24,624	8.00
Excess	$21,381	6.95

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONTROLS AND PROCEDURES

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of March 31, 2014, our disclosure controls and procedures were effective.

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

31.2 Certification by Laura F. Clark, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Peter J. Johnson, Chief Executive Officer, and Laura F. Clark, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

EAGLE BANCORP MONTANA, INC.

Date: May 13, 2014	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: May 13, 2014	By:	/s/ Laura F. Clark
Laura F. Clark
Senior Vice President/CFO