Form 10-K
period 2014-06-30
Eagle Bancorp Montana, Inc.
filed 2014-09-18
CIK 1478454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	June 30, 2014
or

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-34682

Eagle Bancorp Montana, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-1449820
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1400 Prospect Avenue, Helena, MT	59601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	406-442-3080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01	The NASDAQ Stock Market LLC

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
☐ Yes    ☒ No

The aggregate market value of the common stock held by non-affiliates of Eagle, computed by reference to the closing price at which the stock was sold as of December 31, 2013 was $35,234,000.  The outstanding number of shares of common stock of Eagle as of August 1, 2014, was 3,916,233.

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

The Bank has equity investments in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury.   The NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The federal tax credit benefits were $380,000 for the years ended June 30, 2014 and 2013.

Recent Developments

On November 30, 2012, the Company completed a significant transaction with Sterling Financial Corporation of Spokane, Washington in which the Company purchased all of Sterling’s retail bank branches in Montana.  As a result of this transaction, the Bank’s assets grew to over $500 million and the retail branch network grew from six to 13 branches, with six branches in new markets.  As a result of the transaction, total Bank assets increased by 56.0% and the Bank’s loan portfolio grew by 23.5%.  As of June 30, 2014, the Bank was the 6th largest retail bank headquartered in Montana in terms of assets.  The acquisition also included the addition of a wealth management division with over $100 million in managed assets and a mortgage banking operation that should increase opportunities for additional origination and fee income.

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

On August 28, 2014, the Board of Directors (the “Board”) of Eagle approved a change in the Company’s fiscal year end from June 30 to December 31 of each year.  The fiscal year change is effective beginning with the Company’s 2015 fiscal year, which will now begin on January 1, 2015 and end on December 31, 2015.

Business Strategy

The Company’s principal strategy is to manage its principal asset, American Federal Savings Bank, in a profitable manner.  The Company seeks to continue profitable operations through building a diversified loan portfolio and positioning the Bank as a full-service community bank that offers both retail and commercial loan and deposit products in all of its markets.  We believe that this focus will enable us to continue to grow our franchise, while maintaining our commitment to customer service, high asset quality, and sustained net earnings.  The following are the key elements of our business strategy:

●
Continue to diversify our portfolio through growth in commercial real estate and commercial business loans as a complement to our traditional single family residential real estate lending.  Such loans now constitute about 45.7% of total loans;

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

Market Area

From our headquarters in Helena, Montana, we operate thirteen full service retail banking offices, including our main office.  Our other full service branches are located in Helena – Neill (opened 1987), Helena – Skyway (opened 2009), Bozeman – Oak (opened 1980, relocated 2009), Butte (opened 1979) and Townsend (opened 1979), Montana.  The Sterling Bank Montana branch acquisition that was completed November 30, 2012 included retail banking offices in: Bozeman, Big Timber, Livingston, Billings, Missoula and Hamilton.  The acquisition also included three mortgage loan origination locations in Bozeman, Missoula and Kalispell.  The Kalispell location was closed in fiscal 2014.

Montana is one of the largest states in terms of land mass but ranks as one of the least populated states.  According to U.S.  Census Bureau data for 2010, it had a population of 989,415 (1,015,165 estimated for 2013).  Helena, where we are headquartered, is Montana’s state capital.  It is also the county seat of Lewis and Clark County, which has a population of approximately 65,338 and is located within 120 miles of four of Montana’s other five largest cities:  Missoula, Great Falls, Bozeman and Butte.  Helena is approximately midway between Yellowstone and Glacier National Parks.  Its economy has shown moderate growth, in terms of both employment and income.  State government and the numerous offices of the federal government comprise the largest employment sector.  Helena also has significant employment in the service industries.  Specifically, it has evolved into a central health care center with employment in the medical and the supporting professions as well as the medical insurance industry.  The local economy is also dependent to a lesser extent upon ranching and agriculture.  These have been more cyclical in nature and remain vulnerable to severe weather conditions, increased competition, both domestic and international, as well as commodity prices.

Bozeman is approximately 95 miles southeast of Helena.  It is located in Gallatin County, which has a population of approximately 94,720.  Bozeman is home to Montana State University and experienced fairly significant growth from 1990 to 2007, in part due to the growth of the University as well as the increased tourism for resort areas in and near Bozeman.  Agriculture, however, remains an important part of Bozeman’s economy.  Bozeman has also become an attractive location for retirees, primarily from the West Coast, owing to its many winter and summer recreational opportunities and the presence of the University.

Butte, Montana is approximately 64 miles southwest of Helena.  Butte and the surrounding Silver-Bow County have a population of approximately 34,523.  Butte’s economy was historically reliant on the mining industry and fluctuations in metal and mineral commodity prices have had a corresponding impact on the local economy.

Townsend, Montana is approximately 34 miles southeast of Helena It has a population of approximately 1,970.  Townsend is located in Broadwater County which has a population of approximately 5,692.  Many of its residents commute to other Montana locations for work, particularly Helena.  Other employment in Townsend is primarily in agriculture and services.

Billings, Montana is approximately 293 miles east of Helena.  Billings and the surrounding Yellowstone County have a population of approximately 154,162.  Billings is a significant trade center for eastern Montana.  Select manufacturing is also a significant contributing portion of its economy.

Missoula, Montana is approximately 116 miles west of Helena.  Missoula and the surrounding Missoula County have a population of approximately 111,807.  The University of Montana is located in Missoula and the local economy is reliant on the University and the corresponding trade and services resulting from the University’s presence.

Hamilton, Montana is approximately 161 miles southwest of Helena in Ravalli County.  Ravalli County has a population of approximately 40,823.  Hamilton is a relatively short distance from Missoula with a number of persons working in Missoula, residing in Hamilton.  Medical research and the wood products industry are significant contributors to Ravalli County’s economy.

Livingston, Montana is approximately 124 miles east of Helena.  Livingston and the surrounding Park County have a population of approximately 15,682.  Livingston’s economy is somewhat reliant on the wood products and tourism industry.

Big Timber, Montana is approximately 158 miles east of Helena.  Big Timber and the surrounding Sweet Grass County have a population of approximately 3,669.   Big Timber’s economy is somewhat reliant on the wood products, agriculture, and tourism industries.

Competition

We face strong competition in our primary market area for retail deposits and the origination of loans.  Historically, Montana was a unit banking state.  This means that the ability of Montana state banks to create branches was either prohibited or significantly restricted.  As a result of unit banking, Montana has a significant number of independent financial institutions serving a single community in a single location.  While the state’s population is approximately 1,015,000 people, there are 57 credit unions in Montana as well as 2 federally chartered thrift institutions and 62 commercial banks as of June 30, 2014.  Our most direct competition for depositors has historically come from locally owned and out-of-state commercial banks, thrift institutions and credit unions operating in our primary market area.  The number of such competitor locations has increased significantly in recent years.  Our competition for loans also comes from banks, thrifts and credit unions in addition to mortgage bankers and brokers.  Our principal market areas can be characterized as markets with moderately increasing incomes, relatively low unemployment, increasing wealth (particularly in the growing resort areas such as Bozeman), and moderate population growth.

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

Loan Portfolio Composition.
The following table includes the composition of the Bank’s loan portfolio by loan category:

	At June 30,
	2014		2013
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential mortgage (one- to four-family) (1)	$92,321	33.39%	$70,453	32.50%
Commercial real estate	92,043	33.29%	74,395	34.32%
Real estate construction	6,923	2.50%	2,738	1.26%
Total real estate loans	191,287	69.18%	147,586	68.08%

Other loans:
Home equity	37,866	13.69%	35,660	16.45%
Consumer	12,964	4.69%	11,773	5.43%
Commercial	34,412	12.44%	21,775	10.04%
Total other loans	85,242	30.82%	69,208	31.92%

Total loans	276,529	100.00%	216,794	100.00%

Deferred loan fees	413		117
Allowance for loan losses	2,125		2,000

Total loans, net	$273,991		$214,677

(1) Excludes loans held for sale.

Fee Income.
American Federal Savings Bank receives lending related fee income from a variety of sources.  Its principal source of this income is from the origination and servicing of sold mortgage loans.  Fees generated from mortgage loan servicing, which generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing for loans held by others, were $1.37 million and $1.02 million for the years ended June 30, 2014 and 2013, respectively.  Other loan related fee income for contract collections, late charges, credit life commissions and credit card fees were $164,000 and $95,000 for the years ended June 30, 2014 and 2013, respectively.

Loan Maturity Schedule.
The following table sets forth the estimated maturity of the loan portfolio of the Bank at June 30, 2014.  Balances exclude deferred loan fees and allowance for loan losses.  Scheduled principal repayments of loans do not necessarily reflect the actual life of such assets.  The average life of a loan is typically substantially less than its contractual terms because of prepayments.  In addition, due on sale clauses on loans generally give American Federal Savings Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property, subject to the mortgage, and the loan is not paid off.  All mortgage loans are shown to be maturing based on the date of the last payment required by the loan agreement, except as noted.

Loans having no stated maturity, those without a scheduled payment, demand loans and matured loans, are shown as due within six months.

	Within 6 Months	6 to 12 Months	More than 1 year to years	More than 2 years to 5 years	Over 5 years	Total
	(In Thousands)
Residential mortgage (one- to four-family) (1)	$2	$539	$49	$2,598	$106,378	$109,566
Commercial real estate and land	5,261	1,030	1,732	9,821	74,199	92,043
Real estate construction	4,391	2,532	-	-	-	6,923
Home equity	1,203	2,124	2,844	5,047	26,648	37,866
Consumer	509	603	1,480	6,623	3,749	12,964
Commercial	10,121	4,742	1,949	7,301	10,299	34,412

Total loans (1)	$21,487	$11,570	$8,054	$31,390	$221,273	$293,774

(1) Includes loans held for sale.

The following table includes loans by fixed or adjustable rates at June 30, 2014:

	Fixed	Adjustable	Total
	(Dollars in Thousands)
Due after June 30, 2015:
Residential mortgage (one- to four-family) (1)	$79,801	$29,224	$109,025
Commercial real estate and land	58,518	27,234	85,752
Real estate construction	-	-	-
Home equity	12,734	21,805	34,539
Consumer	10,224	1,628	11,852
Commercial	12,271	7,278	19,549
Total (1)	173,548	87,169	260,717

Due in less than one year	30,243	2,814	33,057

Total Loans (1)	$203,791	$89,983	$293,774

Percent of total	69.37%	30.63%	100.00%

(1) Includes loans held for sale

The following table sets forth information with respect to our loan originations, purchases and sales activity:

	Years Ended June 30,
	2014	2013
	(In Thousands)

Net loans receivable at beginning of period (1)	$235,484	$184,452

Loans originated:
Residential mortgage (one- to four-family)	212,761	250,066
Commercial real estate and land	41,425	17,007
Real estate construction	10,267	8,189
Home equity	12,921	9,853
Consumer	8,230	7,063
Commercial	12,179	10,143

Total loans originated	297,783	302,321

Loans purchased in acquistion:
Residential mortgage (one- to four-family)	-	12,469
Commercial real estate and land	-	10,235
Real estate construction	-	-
Home equity	-	15,028
Consumer	-	2,364
Commercial	-	1,227

Total loans purchased	-	41,323

Loans sold:
Whole loans	182,038	228,919

Principal repayments and loan refinancings	60,414	63,365

Deferred loan fees increase (decrease)	296	(47)

Allowance for losses increase	125	375

Net loan increase	55,752	51,032

Net loans receivable at end of period (1)	$291,236	$235,484

(1) Includes loans held for sale.

Residential Lending.
The Bank’s primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Bank’s market area.  Approximately 33.4% of the Bank’s loans as of June 30, 2014 were comprised of such loans.  American Federal generally originates one- to four-family residential mortgage loans in amounts of up to 80% of the lesser of the appraised value or the selling price of the mortgaged property without requiring private mortgage insurance.  A mortgage loan originated by the Bank, whether fixed rate or adjustable rate, can have a term of up to 30 years.  The Bank holds substantially all of its adjustable rate and its 8, 10 and 12-year fixed rate loans in portfolio.  Adjustable rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan.  The Bank’s fixed rate 15-year and 20-year loans are held in portfolio or sold in the secondary market depending on market conditions.  Generally, all 30-year fixed rate loans are sold in the secondary market.  The volume of loan sales is dependent on the volume, type and term of loan originations.

The Bank obtains a significant portion of its noninterest income from servicing of loans that it has sold.  The Bank offers many of the fixed rate loans it originates for sale in the secondary market on a servicing retained basis.  This means that we process the borrower’s payments and send them to the purchaser of the loan.  This retention of servicing enables the Bank to increase fee income and maintain a relationship with the borrower.  Servicing income was $1.37 million for the year ended June 30, 2014.  At June 30, 2014, American Federal Savings Bank had $548.49 million in residential mortgage loans and $12.44 million in commercial real estate loans sold with servicing retained.  American Federal Savings Bank does not ordinarily purchase home mortgage loans from other financial institutions.

Property appraisals on real estate securing the Bank’s single-family residential loans are made by state certified and licensed independent appraisers who are approved annually by the Board.  Appraisals are performed in accordance with applicable regulations and policies.  American Federal Savings Bank generally obtains title insurance policies on all first mortgage real estate loans originated.  On occasion, refinancing of mortgage loans are approved using title reports instead of title insurance.  Title reports are also allowed on home equity loans.  Borrowers generally remit funds with each monthly payment of principal and interest, to a loan escrow account from which American Federal Savings Bank makes disbursements for such items as real estate taxes and hazard and mortgage insurance premiums as they become due.

Home Equity Loans.
American Federal Savings Bank also originates home equity loans.  These loans are secured by the borrowers’ primary residence, but are typically subject to a prior lien, which may or may not be held by the Bank.  At June 30, 2014, $37.87 million or 13.7% of our total loans were home equity loans.  Borrowers may use the proceeds from the Bank’s home equity loans for many purposes, including home improvement, debt consolidation, or other purchasing needs.  The Bank offers fixed rate, fixed payment home equity loans as well as variable and fixed rate home equity lines of credit.  Fixed rate home equity loans typically have terms of not longer than 15 years.

Home equity loans are secured by real estate but they have historically carried a greater risk than first lien residential mortgages because of the existence of a prior lien on the property securing the loan, as well as the flexibility the borrower has with respect to the loan proceeds.  American Federal Savings Bank attempts to minimize this risk by maintaining conservative underwriting policies on such loans.  We generally make home equity loans for not more than 85% of appraised value of the underlying real estate collateral, less the amount of any existing prior liens on the property securing the loan.

Commercial Real Estate and Land Loans.
American Federal Savings Bank originates commercial real estate mortgage and land loans, including both developed and undeveloped land loans, and loans on multi-family dwellings.  Commercial real estate and land loans made up 33.3% of the Bank’s total loan portfolio, or $92.04 million at June 30, 2014.  The majority of these loans are non-residential commercial real estate loans.  American Federal Savings Bank’s commercial real estate mortgage loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings.  The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors.  Generally, commercial real estate loans originated by the Bank will not exceed 75% of the appraised value or the selling price of the property, whichever is less.  The average loan size is approximately $271,000 and is typically made with fixed rates of interest and 5- to 15-year maturities.  Upon maturity, the loan is repaid or the terms and conditions are renegotiated.  Generally, all commercial real estate loans that we originate are secured by property located in the state of Montana and within the market area of the Bank.  American Federal Savings Bank’s largest single commercial real estate loan had a balance of approximately $10.83 million ($9.75 million is guaranteed by Rural Development of the U.S. Department of Agriculture, leaving approximately $1.08 million unguaranteed) on June 30, 2014, and is secured by a detention facility.

Real Estate Construction Lending.
American Federal Savings Bank also lends funds for the construction of one-to-four-family homes and commercial real estate.  Real estate construction loans are made both to individual homeowners for the construction of their primary residence and, to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for sale in the future.  Real estate construction loans accounted for $6.92 million or 2.5% of the Bank’s loan portfolio at June 30, 2014.

Consumer Loans.
As part of its strategy to invest in higher yielding shorter term loans, American Federal Savings Bank emphasized growth of its consumer lending portfolio in recent years.  This portfolio includes personal loans secured by collateral other than real estate, unsecured personal loans and lines of credit, and loans secured by deposits held by the Bank.  As of June 30, 2014, consumer loans totaled $12.96 million or 4.7% of the Bank’s total loan portfolio.  These loans consist primarily of auto loans, RV loans, boat loans, personal loans and credit lines and deposit account loans.  Consumer loans are originated in the Bank’s market area and generally have maturities of up to 7 years.  For loans secured by savings accounts, American Federal Savings Bank will lend up to 90% of the account balance on single payment loans and up to 100% for monthly payment loans.

Consumer loans have a shorter term and generally provide higher interest rates than residential loans.  Consumer loans can be helpful in improving the spread between average loan yield and cost of funds and at the same time improve the matching of the maturities of rate sensitive assets and liabilities.  Although the amount of such loans declined slightly over 2013 levels, increasing consumer loans continues to be a major part of the Bank’s strategy of operating more like a commercial bank than a traditional savings bank.

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

Commercial Business Loans.
Commercial business loans amounted to $34.41 million, or 12.4% of the Bank’s total loan portfolio at June 30, 2014.  American Federal Savings Bank’s commercial business loans are traditional business loans and are not secured by real estate.  Such loans may be structured as unsecured lines of credit or may be secured by inventory, accounts receivable or other business assets.  Within the commercial loan category, $3.88 million and $707,000 were in loans originated through a syndication program where the business resides outside of Montana, at June 30, 2014 and 2013, respectively.

While the commercial business loan portfolio amounted to only 12.4% of the total portfolio at June 30, 2014, American Federal intends to continue to increase such lending by focusing on market segments which it has not previously emphasized, such as business loans to doctors, lawyers, architects and other professionals as well as to small businesses within its market area.  Our management believes that this strategy provides opportunities for growth, without significant additional cost outlays for staff and infrastructure.

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

Loans to One Borrower.
Under federal law, savings institutions such as the Bank have, subject to certain exemptions, been required to limit credit concentrations to single borrowers to an amount equal to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus.  As of June 30, 2014, our largest aggregation of loans to one borrower was approximately $20.34 million.  This consisted of three loans: two commercial real estate loans secured by two separate detention facilities and a commercial real estate loan secured by a chemical dependency treatment facility.  The first commercial real estate loan had a principal balance of $5.17 million, but 90% of that amount, or $4.65 million was sold to the Montana Board of Investments, leaving a net principal balance payable to the Bank of $517,000.  As of June 30, 2014, the principal balance on the second commercial real estate loan was $10.83 million.  However, 90% of this loan is guaranteed by the USDA Rural Development.  Thus, 90% of the loan, or $9.75 million, is not required to be included in the Bank’s limitations to a single borrower under applicable banking regulations.  This leaves approximately $1.08 million subject to the lending limit described above.  The Bank entered into an interest rate swap with a third party to change the underlying cash flows of the second loan to be a variable market rate tied to one-month LIBOR.  The third commercial real estate loan had a principal balance of $4.34 million as of June 30, 2014.  As a result, the total amount subject to the lending limit at June 30, 2014 was $5.94 million.  At June 30, 2014, these loans were performing in accordance with their terms.  The Bank maintains the servicing for these loans.

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

Loan Commitments.
We generally provide commitments to fund fixed and adjustable-rate single-family mortgage loans for periods up to 60 days at a specified term and interest rate, and other loan categories for shorter time periods.  The total amount of our commitments to extend credit as of June 30, 2014, was approximately $5.24 million, all of which was for residential mortgage loans.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions.  If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt.  Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of.  When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs.  The initial recording of any loss is charged to the allowance for loan losses.  As of June 30, 2014, American Federal Savings Bank had $458,000 of real estate owned.

Loans are reviewed on a quarterly basis and are placed on non-accrual status when they are 90 days or more delinquent.  Loans may be placed on non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful.  Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.  At June 30, 2014, we had $342,000 ($276,000 net of specific reserves for loan losses) of loans that were nonperforming and held on non-accrual status.

Delinquent Loans.
The following table provides information regarding the Bank’s loans that are delinquent 30 to 89:

	At June 30, 2014
	Number	Amount	Percentage of Total Delinquent Loans
	(Dollars in Thousands)

Loan type:
Residential mortgage (one- to four-family)	5	$701	39.97%
Commercial real estate and land	3	294	16.76%
Real estate construction	-	-	0.00%
Home equity	11	583	33.24%
Consumer	29	97	5.53%
Commercial business	4	79	4.50%

Total	52	$1,754	100.00%

Nonperforming Assets.
The following table sets forth information regarding nonperforming assets:

	At June 30,
	2014	2013
	(Dollars in Thousands)

Non-accrual loans
Real estate loans:
Residential mortgage (one- to four-family)	$50	$58
Home equity	142	305
Consumer	43	41
Commercial business	107	66
Accruing loans delinquent 90 days or more	-	-
Restructured loans:
Commercial real estate and land	130	303
Home equity	50	-
Total nonperforming loans	522	773
Real estate owned and other repossed property, net	458	550
Total nonperforming assets	$980	$1,323

Total nonperforming loans to total loans	0.19%	0.36%
Total nonperforming loans to total assets	0.10%	0.15%
Total allowance for loan loss to non-performing loans	407.09%	258.73%
Total nonperforming assets to total assets	0.18%	0.26%

During the year ended June 30, 2014, the Bank had three foreclosed real estate property and other repossessed assets resulting in a loss of $50,000 upon sale.  One other foreclosed real estate property had a write-down of $10,000 based on fair value less cost to sell.  During the year ended June 30, 2014, a minimal amount of interest was recorded on loans previously accounted for on a non-accrual basis.

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

Management’s evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process.  In addition, each loan that exceeds $500,000 and each group of loans that exceeds $500,000 is monitored more closely.  The following table reflects our classified assets:

	At June 30,
	2014	2013
	(In Thousands)
Residential mortgage (one- to four-family):
Special mention	$-	$-
Substandard	660	315
Doubtful	-	-
Loss	-	-

Commercial real estate and land:
Special mention	-	715
Substandard	280	-
Doubtful	-	-
Loss	-	-

Real estate construction:
Special mention	-	-
Substandard	-	-
Doubtful	-	-
Loss	-	-

Home equity loans:
Special mention	-	-
Substandard	257	626
Doubtful	-	-
Loss	31	153

Consumer loans:
Special mention	-	-
Substandard	74	62
Doubtful	7	10
Loss	20	6

Commercial loans:
Special mention	-	-
Substandard	300	121
Doubtful	-	-
Loss	15	-

Securities available-for-sale:
Special mention	-	-
Substandard	-	-
Doubtful	-	-
Loss	-	-

Real estate owned/repossessed property	458	550

Total classified loans and real estate owned	$2,102	$2,558

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

At least quarterly, the management of the Bank evaluates the need to establish an allowance against losses on loans based on estimated losses on specific loans when a finding is made that a loss is estimable and probable.  Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters:  the estimated market value of the underlying collateral of problem loans; prior loss experience; economic conditions; and overall portfolio quality.  Real estate owned is evaluated annually and recorded at fair value.

Provisions for, or adjustments to, estimated losses are included in earnings in the period they are established.  At June 30, 2014, we had $2.13 million in allowances for loan losses.

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

The following table includes information for allowance for loan losses:

	For the Years Ended
	June 30,
	2014	2013
	(Dollars in Thousands)

Beginning balance, July 1, 2013	$2,000	$1,625

Provision for loan losses	608	678
Loans charged-off
Real estate loans	-	(73)
Commercial real estate and land	(199)	(35)
Real estate construction	-	-
Home equity	(73)	(190)
Consumer	(88)	(66)
Commercial business loans	(144)	(1)
Recoveries
Real estate loans	-	-
Commercial real estate and land	17	-
Real estate construction	-	-
Home equity	-	-
Consumer	4	6
Commercial business loans		56
Net loans charged-off	(483)	(303)

Ending balance, June 30, 2014	$2,125	$2,000

Allowance for loan losses to total loans	0.77%	0.92%
Allowance for loan losses to total non-performing
loans	407.09%	258.73%
Net charge-offs to average loans
outstanding during the period	0.19%	0.15%

The following table presents allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans:

	June 30,
	2014			2013
	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Residential mortgage (one- to four-family)	$485	22.82%	33.39%	$423	21.15%	32.50%
Commercial real estate and land	974	45.84%	33.29%	952	47.60%	34.32%
Real estate construction	30	1.41%	2.50%	15	0.75%	1.26%
Total real estate loans	1,489	70.07%	69.18%	1,390	69.50%	68.08%

Other loans:
Home equity	299	14.07%	13.69%	290	14.50%	16.45%
Consumer	49	2.31%	4.69%	40	2.00%	5.43%
Commercial business	288	13.55%	12.44%	280	14.00%	10.04%
Total other loans	636	29.93%	30.82%	610	30.50%	31.92%

Total	$2,125	100.00%	100.00%	$2,000	100.00%	100.00%

Historical loss averages have decreased, as a result of lower charge-offs within the past three years, and impacted the allowance adequacy calculation as a percent of loans.

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

Investment Policies.
The investment policy of Eagle, which is established by the Board, is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing American Federal’s lending activities.  The policy provides for available-for-sale (including those accounted for under FASB ASC 825), held-to-maturity, and trading classifications.  However, Eagle currently does not hold any securities for purposes of trading or held-to-maturity.  The policy permits investments in high credit quality instruments with diversified cash flows while permitting us to maximize total return within the guidelines set forth in our interest rate risk and liquidity management policies.  Permitted investments include but are not limited to U.S. government obligations, government agency or government-sponsored agency obligations, state, county and municipal obligations, and mortgage-backed securities.  Collateralized mortgage obligations, investment grade corporate debt securities, and commercial paper are also included.  We also invest in Federal Home Loan Bank (FHLB) overnight deposits and federal funds, but these instruments are not considered part of the investment portfolio.

Our investment policy also includes several specific guidelines and restrictions to ensure adherence with safe and sound activities.  The policy prohibits investments in high-risk mortgage derivative products (as defined within the policy) without prior approval from the Board.  To secure such approval, management must demonstrate the business advantage of such investments.

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

The Board, through its asset liability committee, has charged the President and CEO with implementation of the investment policy.  All transactions are reported to the Board monthly, as well as the current composition of the portfolio, including market values and unrealized gains and losses.

Investment Securities.
We maintain a portfolio of investment securities, classified as either available-for-sale (including those accounted for under FASB ASC 825) or held-to-maturity to enhance total return on investments.  Our investment securities include U.S. government and agency obligations, Small Business Administration pools, municipal securities, mortgage-backed securities, collateralized mortgage obligations and corporate obligations, all with varying characteristics as to rate, maturity and call provisions.  There were no held-to-maturity investment securities included in the investment portfolio at June 30, 2014 and 2013.  All investment securities included in the investment portfolio are currently available-for-sale.  The Bank does not expect to alter the mix of U.S. Treasury obligations it will hold and purchase, notwithstanding the downgrade of U.S. Treasury debt obligations to AA+ by Standard & Poor’s.  It will, however, continue to monitor developments.  Eagle also has interest-bearing deposits in other banks and stock in the FHLB of Seattle.

The following table summarizes investment securities:

	At June 30,
	2014		2013
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. Government and agency obligations	$41,306	21.51%	$50,931	22.81%
Corporate obligations	5,964	3.11%	9,061	4.06%
Municipal obligations	80,364	41.85%	84,436	37.82%
Collateralized mortgage obligations	32,761	17.06%	47,633	21.33%
Mortgage-backed securities	29,158	15.18%	26,902	12.05%

Total securities available-for-sale	189,553	98.70%	218,963	98.07%

Interest-bearing deposits	611	0.32%	2,385	1.07%

FHLB capital stock, at cost	1,878	0.98%	1,931	0.86%

Total	$192,042	100.00%	$223,279	100.00%

The following table sets forth information regarding the values, weighted average yields and maturities of investment securities:

	At June 30, 2014
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities

	Fair Value	Annualized Weighted Average Yield	Fair Value	Annualized Weighted Average Yield	Fair Value	Annualized Weighted Average Yield	Fair Value	Annualized Weighted Average Yield	Fair Value	Approximate Market Value	Annualized Weighted Average Yield
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency
obligations	$518	2.38%	$4,411	1.61%	$1,909	2.07%	$34,468	2.17%	$41,306	$41,306	2.11%
Corporate obligations	-	-	2,003	1.60	3,961	1.73	-	-	5,964	5,964	1.69
Municipal obligations	1,013	4.82	1,355	2.19	10,941	3.03	67,055	3.84	80,364	80,364	3.71
Private collateralized mortgage obligations	-	-	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations	-	-	4,584	1.42	12,054	2.00	16,123	2.45	32,761	32,761	2.14
Mortgage-backed securities	-	-	10	5.10	3,923	1.52	25,225	3.34	29,158	29,158	3.10

Total securities available-for-sale	1,531	3.99	12,363	1.60	32,788	2.26	142,871	3.19	189,553	189,553	2.93

Interest-bearing deposits	611	0.51	-	-	-	-	-	-	611	611	0.51

Federal funds sold	-	-	-	-	-	-	-	-	-	-	-

FHLB capital stock	-	-	-	-	1,878	0.10	-	-	1,878	1,878	0.10

Total	$2,142	3.00%	$12,363	1.60%	$34,666	2.14%	$142,871	3.19%	$192,042	$192,042	2.90%

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

Deposits are obtained primarily from residents of Helena, Bozeman, Butte, Townsend, Billings, Missoula, Livingston, Big Timber and Hamilton.  We believe we are able to attract deposit accounts by offering outstanding service, competitive interest rates and convenient locations and service hours.  We use traditional methods of advertising to attract new customers and deposits, including radio, television, print media advertising and sales training and incentive programs for employees.  Management believes that non-residents of Montana hold an insignificant number and amount of deposit accounts.

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

Core deposits are deposits that are more stable and somewhat less sensitive to rate changes.  They also represent a lower cost source of funds than rate sensitive, more volatile accounts such as certificates of deposit.  We believe that our core deposits are our checking, as well as NOW accounts, savings accounts, money market accounts and IRA accounts.  Based on our historical experience, we include IRA accounts funded by certificates of deposit as core deposits because they exhibit the principal features of core deposits in that they are stable and generally are not rate sensitive.  Core deposits amounted to $310.82 million or 72.8% of the Bank’s deposits at June 30, 2014 (this amount would be $274.85 million or 64.4% if IRA certificates of deposit are excluded).  The presence of a high percentage of core deposits and, in particular, transaction accounts reflects in part our strategy to restructure our liabilities to more closely resemble the lower cost liabilities of a commercial bank.  However, a significant portion of our deposits remains in certificate of deposit form.  These certificates of deposit, if they mature and are renewed at higher rates, would result in an increase in our cost of funds.

The following table includes deposit accounts and the associated weighted average interest rates for each category of deposits:

	At June 30,
	2014			2013
			Weighted			Weighted
		Percent	Average		Percent	Average
	Amount	of Total	Rate	Amount	of Total	Rate
	(Dollars in Thousands)
Noninterest checking	$58,432	13.68%	0.00%	$52,972	12.68%	0.00%
Savings	60,493	14.17%	0.05%	56,051	13.42%	0.05%
NOW account/interest bearing
checking	68,033	15.93%	0.03%	65,876	15.77%	0.04%
Money market accounts	87,892	20.58%	0.12%	85,361	20.43%	0.13%

Total	274,850	64.36%	0.06%	260,260	62.30%	0.07%
Certificates of deposit accounts:
IRA certificates	35,967	8.42%	1.08%	37,141	8.89%	1.14%
Brokered certificates	4,195	0.98%	1.80%	-	0.00%	0.00%
Other certificates	112,033	26.23%	0.85%	120,350	28.81%	0.98%
Total certificates of deposit	152,195	35.64%	0.93%	157,491	37.70%	1.02%

Total deposits	$427,045	100.00%	0.37%	$417,751	100.00%	0.42%

The following table includes amounts and maturities of certificates of deposits as of June 30, 2014, for the maturity dates indicated:

				After
	June 30,	June 30,	June 30,	June 30,
	2015	2016	2017	2017	Total

under 0.51%	$56,031	$1,427	$-	$-	$57,458
0.51-0.75%	15,136	4,568	879	-	20,583
0.76-1.00%	10,680	5,231	6,517	698	23,126
1.01-1.25%	7,190	4,694	728	5,414	18,026
1.26-1.50%	601	801	712	6,045	8,159
1.51-2.00%	754	1,806	4,082	4,315	10,957
2.01% and higher	7,912	4,638	1,336	-	13,886

Total	$98,304	$23,165	$14,254	$16,472	$152,195

The following table shows the amount of certificates of deposit with balances of $100,000 to $250,000 and greater than $250,000 by time remaining until maturity as of June 30, 2014:

	Balance
		Greater
	$100 - $250	than $250	Total
	(In Thousands)
3 months or less	$8,479	$917	$9,396
Over 3 to 6 months	5,298	4,087	9,385
Over 6 to 12 months	13,381	4,841	18,222
Over 12 months	16,252	10,596	26,848

Total	$43,410	$20,441	$63,851

The following table includes net changes in deposit accounts:

	Years Ended June 30,
	2014	2013
	(Dollars in thousands)

Beginning balance, July 1, 2013	$417,751	$219,989
Deposits, net	7,694	14,170
Acquired deposits in branch acquisition	-	182,463
Interest credited	1,600	1,129

Ending balance, June 30, 2014	$427,045	$417,751

Net increase	$9,294	$197,762

Percent increase	2.22%	89.90%

Weighted average cost of
deposits during the period	0.35%	0.41%

Weighted average cost of
deposits at end of period	0.37%	0.42%

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

During the fiscal year ended June 30, 2006, our predecessor entity formed a special purpose subsidiary, Eagle Bancorp Statutory Trust I (the “Trust”), for the purpose of issuing trust preferred securities in the amount of $5.0 million.  Our predecessor entity has issued subordinated debentures to the Trust, and the coupon on the debentures matches the dividend payment on the trust preferred securities.  Upon the closing of the second-step conversion and reorganization, we assumed the obligations of our predecessor in connection with the subordinated debentures and trust preferred securities.  For regulatory purposes, the securities qualify as Tier 1 Capital, while for accounting purposes they are recorded as long term debt.  The securities have a 30 year maturity and carried a fixed coupon of 6.02% for the first five years, at which time the coupon became variable, at a spread of 142 basis points over 3 month LIBOR.  At June 30, 2014 the rate was 1.651%.

The following table includes information related to concerning borrowings from the FHLB of Seattle and PNC:

	Years Ended June 30,
	2014	2013
	(Dollars in Thousands)
FHLB advances:
Average balance	$28,692	$31,962
Maximum balance at any month-end	49,404	41,249
Balance at period end	49,404	33,996
Weighted average interest rate during the period	2.24%	2.73%
Weighted average interest rate at period end	1.20%	2.23%

Repurchase agreements:
Average balance	$-	$1,668
Maximum balance at any month-end	-	5,000
Balance at period end	-	-
Weighted average interest rate during the period	0.00%	4.89%
Weighted average interest rate at period end	0.00%	0.00%

Other:
Average balance	$3,926	$505
Maximum balance at any month-end	12,070	865
Balance at period end	2,050	865
Weighted average interest rate during the period	0.51%	1.00%
Weighted average interest rate at period end	0.65%	1.00%

Total borrowings:
Average balance	$32,618	$33,626
Maximum balance at any month-end	51,454	41,249
Balance at period end	51,454	34,861
Weighted average interest rate during the period	2.04%	2.70%
Weighted average interest rate at period end	1.17%	2.20%

SUBSIDIARY ACTIVITY

We are permitted to invest in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations.  The following are subsidiaries of the Company: American Federal Savings Bank, Eagle Bancorp Statutory Trust I, and AFSB NMTC Investment Fund, LLC, which is a subsidiary of the Bank.

Personnel

As of June 30, 2014, we had 167 full-time employees and 10 part-time employees.  The employees are not represented by a collective bargaining unit.  We believe our relationship with our employees to be good.

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

General

As a federally-chartered savings institution, American Federal is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”) which assumed jurisdiction over Eagle and American Federal after the close of Eagle’s June 30, 2011 fiscal year as its primary federal regulator, and the FDIC, as the insurer of its deposits.  American Federal is a member of the Federal Home Loan Bank, or FHLB, System, and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the FDIC.  There are periodic examinations to evaluate American Federal’s safety and soundness and compliance with various regulatory requirements.  Under certain circumstances, the FDIC may also examine American Federal.  This regulatory structure is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowance for loan losses for regulatory purposes.  Eagle, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise comply with the rules and regulations of Federal Reserve Board.  Eagle is also subject to the rules and regulations of the SEC under the federal securities laws.  See “—Holding Company Regulation.”

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

Federal Regulation of Savings Institutions

The following description relates to both Eagle and American Federal’s regulation through the completion of the fiscal year June 30, 2014, and a description of certain historical regulatory aspects.

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

On June 6, 2012, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III:  A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”).  The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”).  Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on non-accrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  Adoption of the final rules has been delayed by the federal bank regulatory agencies based upon the volume of comments received on the proposed rules.

Prompt Corrective Action.  Federal bank regulatory agencies are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization.  Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.”  An institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the Comptroller of the Currency is required to appoint a receiver or conservator for a savings institution that is “critically undercapitalized.”  Regulations also require that a capital restoration plan be filed with the Comptroller of the Currency within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  ”Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.   The Comptroller of the Currency also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  At June 30, 2014, American Federal’s capital ratios met the “well capitalized” standards.

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

A savings institution that fails to meet the QTL is subject to certain operating restrictions and may be required to convert to a national bank charter.  The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law.  As of June 30, 2014, American Federal met the qualified thrift lender test.

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

Our authority to extend credit to executive officers, directors and 10% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, Federal Reserve Board Regulation O.  Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At June 30, 2014, we were in compliance with these regulations.

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

Although we believe we carefully evaluated the acquisition of the seven branches of Sterling Bank in fiscal year 2013, we may not be able to achieve reasonable returns on our investment as quickly as we desire or at projected levels.  In addition, although we have made every effort to ensure that our new customers who were formerly customers of Sterling continue banking relationships with us, we may not be able to retain all of these customers.  We also may have acquired loans which, despite current levels of acceptable performance, may not continue to perform in this manner in the future.  Further, the assumption of a significant amount of assets and liabilities, which resulted in a level of growth significantly greater than we have been historically able to achieve through organic means, may provide challenges in the areas of compliance and risk management that will require additional staff or outside advisors which could increase operating expense.

We hold certain intangible assets that could be classified as impaired in the future.  If these assets are considered to be either partially or fully impaired in the future, our earnings and the book values of these assets would decrease.

As a result of the branch acquisition from Sterling Bank in fiscal year 2013, we recorded goodwill in the amount of $6.89 million in the second quarter of 2013.  Final valuation adjustments were recorded in the second quarter of 2014 for $144,000 and impacted goodwill.  The final goodwill recorded related to the acquisition was $7.03 million. We are required to test our goodwill for impairment on a periodic basis.  The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions.  It is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill.  If an impairment determination is made in a future reporting period, our earnings and the book value of goodwill will be reduced by the amount of the impairment.

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

The GSEs are currently in conservatorship, with their primary regulator, the Federal Housing Finance Agency, acting as conservator.  We cannot predict if, when or how the conservatorships will end, or any associated changes to the GSEs’ business structure that could result.  There are several proposed approaches, including possible legislative changes in discussion in both the House Financial Services Committee and the Senate Banking Committee which, if enacted, could change the nature of government participation in the private mortgage market or alternatively the structure of the GSEs, the relationship among the GSEs, the government and the private markets, including the trading markets for agency conforming mortgage loans and markets for mortgage-related securities in which we participate.  We cannot predict the prospects for the enactment, timing or content of legislative or rulemaking proposals regarding the future status of any of these approaches.  Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form.  GSE reform, if enacted, could result in a significant change and adversely impact our business operations, particularly as to our residential mortgage lending activities.

We cannot accurately predict the effect of the recent economic downturn on our future results of operations or market price of our stock.

The national economy and the financial services sector, while improving somewhat, continue to face challenges.  We cannot accurately predict whether the economic downturn, which adversely impacted the markets we serve, will continue to abate or whether further downturns may occur.  Any renewed deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline.  A fragile recovery or another recession could continue to present risks for some time for the financial services industry and our company.

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

The United States and many industrial nations are experiencing adverse economic conditions and slow recovery which are expected to continue in 2015.  Loan portfolio quality has improved at many institutions, reflecting in part, the improving U.S. economy and rising employment.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages appear to have stabilized but may continue to decline.  The continuing stagnation in the real estate market also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans.  Financial institution stock prices have declined substantially, and it is significantly more difficult for financial institutions to raise capital or borrow in the debt markets.

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

If our investment in the Federal Home Loan Bank of Seattle becomes impaired, our earnings and shareholders’ equity could decrease.

We are required to own common stock of the Federal Home Loan Bank of Seattle to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank’s advance program.  The aggregate cost of our Federal Home Loan Bank common stock as of June 30, 2014 was $XXX million.  Federal Home Loan Bank common stock is not a marketable security and can only be redeemed by the Federal Home Loan Bank.

Federal Home Loan Banks may be subject to accounting rules and asset quality risks that could materially lower their regulatory capital.  In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of Seattle, could be substantially diminished or reduced to zero.  Consequently, we believe that there is a risk that our investment in Federal Home Loan Bank of Seattle common stock could be deemed impaired at some time in the future, and if this occurs, it would cause our earnings and shareholders’ equity to decrease by the amount of the impairment charge.

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

The Company’s business activities consist of its ownership of 100% of the common stock of the Bank.  Eagle’s and the Bank’s executive office is located at 1400 Prospect Avenue in Helena, Montana.  American Federal conducts its business through 16 offices, which are located in Helena, Bozeman, Butte, Billings, Big Timber, Livingston, Missoula, Hamilton and Townsend, Montana, and one operation center located in Helena.  Its principal banking office in Helena also serves as its executive headquarters.  This headquarters houses approximately 30.0% of American Federal’s full-time employees.  The following table includes the location of each of American Federal’s offices, the year the office was opened and the net book value including land, buildings, computer software and equipment and furniture.  The square footage at each location is also presented.

				Value At
				June 30, 2014	Square
Location	Address	Opened		(In Thousands)	Footage

Helena Main Office	1400 Prospect Ave.	1997		$3,651	32,304
	Helena, MT 59601

Helena Neill Avenue Branch	28 Neill Ave.	1987		$928	1,391
	Helena, MT 59601

Helena Skyway Branch	2090 Cromwell Dixon	2009		$2,069	4,643
	Helena, MT 59602

Butte Office	3401 Harrison Ave.	1979		$439	3,890
	Butte, MT 59701

Bozeman Branch	1455 Oak St	2009		$7,185	19,818
	Bozeman, MT 59715

Townsend Office	416 Broadway	1979		$175	1,973
	Townsend, MT 59644

Bozeman - Mendenhall	5 W Mendenhall St.	2012		$1,188	7,109
	Bozeman, MT 59715

Livingston	123 S Main St	2012	*	$851	11,072
	Livingston, MT 59047

Big Timber	101 McLeod St.	2012		$819	2,004
	Big Timber, MT 59011

Billings	455 S 24th St. West	2012	*	$124	3,778
	Billings, MT 59102

Missoula - Higgins	200 N Higgins -	2012	*	$238	3,079
	Missoula, MT 59802

Missoula - Reserve	1510 S Reserve St	2012	*	$77	4,320
	Missoula, MT 59801

Hamilton - Bank	711 S First Street	2012		$1,818	4,870
	Hamilton, MT 59840

Helena Operations Center	3210 Euclid Ave	2012		$452	6,758
	3203 Broadwater Ave.

Bozeman Home Loan	1006 W Main St	2012	*	$45	2,981
	Bozeman, MT 59715

Missoula Home Loan	2800 S Reserve St	2012	*	$42	2,965
	Missoula, MT 59801

* Leased location

As of June 30, 2014, the net book value of land, buildings, furniture and equipment owned by American Federal, less accumulated depreciation, totaled $20.10 million.

ITEM 3.	LEGAL PROCEEDINGS.

American Federal, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which American Federal Savings Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of American Federal.  There were no lawsuits pending or known to be contemplated against Eagle or American Federal as of June 30, 2014.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Global Market under the symbol “EBMT.”  At the close of business on June 30, 2014, there were 3,916,233 shares of common stock outstanding, held by approximately 930 shareholders of record.  The closing price of the common stock on June 30, 2014, was $10.50 per share.  The following table includes the range of high and low closing prices for our common stock during each quarter of the two fiscal years ended June 30, 2014 and 2013:

			Dividends
Quarter Ended	High Close	Low Close	Paid
Fiscal Year 2014:
June 30, 2014	$11.37	$10.45	$0.07250
March 31, 2014	$11.15	$10.60	$0.07250
December 31, 2013	$11.05	$10.75	$0.07250
September 30, 2013	$12.03	$10.66	$0.07250
Fiscal Year 2013:
June 30, 2013	$11.07	$10.52	$0.07250
March 31, 2013	$10.99	$10.26	$0.07125
December 31, 2012	$10.79	$10.11	$0.07125
September 30, 2012	$10.85	$10.00	$0.07125

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

On July 1, 2013, the Company announced that its Board of Directors authorized a common stock repurchase program for 150,000 shares of common stock, effective July 1, 2013.  The program was intended to be implemented through purchases made from time to time in the open market or through private transactions.  The Company did not purchase any shares of our common stock during the fiscal year ended June 30, 2014.  The repurchase program expired on June 30, 2014.

On July 1, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to 200,000 shares of its common stock, representing approximately 5.1% of outstanding shares. Under the plan, shares may be purchased by the company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations.

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

American Federal Savings Bank has a strong mortgage lending focus, with the majority of its loan originations in single-family residential mortgages, which has enabled it to successfully market home equity loans, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.).  In recent years we have also focused on adding commercial loans to our portfolio, both real estate and non-real estate.  We have made significant progress in this initiative.  As of June 30, 2014, commercial real estate and land loans and commercial business loans represented 33.3% and 12.4% of the total loan portfolio, respectively.  The purpose of this diversification is to mitigate our dependence on the mortgage market, as well as to improve our ability to manage our interest rate spread.  With the acquisition of the Sterling Bank branches, the investment portfolio grew substantially during the prior fiscal year.  As such, management is also focused on decreasing the investment portfolio as a percentage of total assets and offsetting this with growth in the loan portfolio.  American Federal Savings Bank’s management recognizes that fee income will also enable it to be less dependent on specialized lending and it now maintains a significant loan serviced portfolio, which provides a steady source of fee income.  As of June 30, 2014, we had mortgage servicing rights, net of $3.76 million compared to $3.19 million as of June 30, 2013.  Gain on sale of loans also provides significant fee income or noninterest income in periods of high mortgage loan origination volumes.  Such income will be adversely affected in periods of lower mortgage activity.  Fee income is also supplemented with fees generated from our deposit accounts.  American Federal Savings Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread.  Non-maturity deposits do not automatically reprice as interest rates rise, as do certificates of deposit.

For the past three years, management’s focus has been on improving our core earnings.  Core earnings can be described as income before taxes, with the exclusion of gain on sale of loans and adjustments to the market value of our loans serviced portfolio.  Management believes that we will need to continue to focus on increasing net interest margin, other areas of fee income, and control operating expenses to achieve earnings growth going forward.  Management’s strategy of growing the loan portfolio and deposit base is expected to help achieve these goals:  loans typically earn higher rates of return than investments; a larger deposit base will yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs.  The biggest challenge to management’s strategy is funding the growth of our balance sheet in an efficient manner.  Though deposit growth this last year was steady, it may become more difficult to maintain due to significant competition and possible reduced customer demand for deposits as customers may shift into other asset classes.

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

The level and movement of interest rates impacts the Bank’s earnings as well.  The Federal Open Market Committee (“FOMC”) did not change the federal funds target rate which remained at 0.25% during the year ended June 30, 2014.

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

In addition, the transaction also strengthens the Bank’s mortgage origination franchise and adds a wealth management business headquartered in Bozeman, Montana.  The addition of Sterling’s Montana mortgage banking unit has more than doubled the Bank’s mortgage banking business.  This increase in the mortgage banking business and the addition of a wealth management business has increased the Bank’s noninterest income and furthered the Bank’s strategy to increase fee income to complement its margin.

Recent Accounting Pronouncements

In January 2014, the FASB issued Accounting Standards Update No. 2014-4, Receivables – Troubled Debt Restructuring by Creditors (Subtopic 310-40) related to residential real estate to clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The new guidance is effective for the Company on January 1, 2015 and is not expected to have a significant impact to the Company’s financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-9, Revenue from Contracts with Customers (Topic 606).  This guidance is a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard will be effective in the first quarter of 2017 and is not expected to have a significant impact to the Company’s financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-14, Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40) — Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure: (a consensus of the FASB Emerging Issues Task Force.  The amendment changes the accounting for foreclosed home loans with government backed guarantees.  The amendment requires lenders to measure the unpaid principal and interest they expect to recover through the loan guarantee. The loan should be removed from the lender's asset total and added to the balance sheet as a new receivable.  The amendments will become effective for public companies for fiscal years that begin after December 15, 2014.  The Company does not expect this guidance to have a significant impact on the consolidated financial statements.

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

Valuation of Investment Securities.  Substantially all of our investment securities are classified as available-for-sale and recorded at current fair value.  Unrealized gains or losses, net of deferred taxes, are reported in other comprehensive income as a separate component of shareholders’ equity.  In general, fair value is based upon quoted market prices of identical assets, when available.  If quoted market prices are not available, fair value is based upon valuation models that use cash flow, security structure and other observable information.  Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets.  Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value.  Adjustments may include unobservable parameters, among other things.  No adjustments were made to any broker quotes received by us.

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

Financial Condition

Introduction.
Total assets increased $28.58 million, or 5.6%, to $539.11 million at June 30, 2014, from $510.53 million at June 30, 2013.  The loan portfolio increased $59.31 million or 27.6%, to $273.99 million at June 30, 2014.  Securities available-for-sale decreased $29.41 million or 13.4%, to $189.55 million at June 30, 2014.  Total liabilities increased by $26.10 million, or 5.7%, to $487.40 million at June 30, 2014, from $461.30 million at June 30, 2013.  Total deposits increased $9.30 million or 2.2%, to $427.05 million at June 30, 2014.  Federal Home Loan Bank (FHLB) advances and other borrowings increased $16.59 million or 47.6%, to $51.45 million at June 30, 2014.

Balance Sheet Details.
Almost all categories of securities available-for-sale decreased during the period with the largest decrease in collateralized mortgage obligations of $14.87 million or 31.2%.  The only increase during the period was in mortgage-backed securities which increased $2.23 million or 8.4%.

The main components of the increase in loans receivable of $59.31 million were residential mortgage loans which increased by $21.87 million, commercial real estate loans increasing by $17.64 million and commercial loans increasing by $12.63 million.  Home equity, consumer loans and construction loans also increased.  Total loan originations were $297.78 million for the year ended June 30, 2014, with single family mortgages accounting for $212.76 million of the total.  Home equity and construction loan originations totaled $12.92 million and $10.27 million, respectively, for the same period. Commercial real estate and land loan originations totaled $41.42 million.  Consumer loans originated totaled $8.23 million.  Commercial loans originated totaled $12.18 million, with $3.34 million originating from loan syndication programs with borrowers residing outside of Montana. Loans held-for-sale decreased $3.56 million, to $17.25 million at June 30, 2014 from $20.81 million at June 30, 2013.  One of the chief objectives of the Sterling branch acquisition was to expand the Bank’s footprint across southern Montana.  The amount of loans acquired was relatively small in comparison to the deposits acquired.  As a result, the Bank’s loan to deposit ratio declined substantially.  The Bank’s strategy has been to actively market and solicit commercial and commercial real estate loans while using investment portfolio proceeds to help fund the loan growth.

Growth occurred across most deposit products with the exception of time certificates of deposits which decreased slightly during the period.  Noninterest checking increased $5.46 million or 10.3%, to $58.43 million at June 30, 2014, and money market accounts increased $2.53 million, or 3.0%.  Interest bearing checking accounts increased $2.16 million, or 3.3%, to $68.03 million at June 30, 2014.  Management attributes the organic increase in deposits to increased marketing of checking accounts as well as customers’ preference for placing funds in secure, federally insured accounts.  Certificates of deposits decreased $5.30 million, or 3.4%, to $152.20 million at June 30, 2014.

Advances from the FHLB and other borrowings increased $16.59 million primarily due to the use of short-term FHLB advances to fund the Bank’s mortgage banking operations during the quarter ended June 30, 2014.

Total stockholders’ equity increased $2.48 million or 5.0%, to $51.71 million at June 30, 2014 from $49.23 million at June 30, 2013.  This was primarily a result of net income of $2.11 million and a decrease in accumulated other comprehensive loss of $1.13 million (mainly due to a decrease in net unrealized losses on securities available-for-sale) partially offset by dividends paid of $1.14 million.

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

The following table includes average balances for balance sheet items, as well as, interest and dividends and average yields related to the average balances..  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended June 30,
	2014			2013
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(3)	Balance	Dividends	Cost(3)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
FHLB stock	$1,901	$2	0.10%	$1,972	$-	0.00%
Loans receivable, net	260,825	12,985	4.98%	208,638	11,200	5.37%
Investment securities	200,226	4,283	2.14%	167,118	3,568	2.14%
Interest-bearing deposits with banks	3,106	8	0.26%	11,359	30	0.24%
Total interest-earning assets	466,058	17,278	3.71%	389,087	14,798	3.80%
Noninterest-earning assets	49,415			42,978
Total assets	$515,473			$432,065

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Money market	$89,590	$78	0.09%	$63,138	$87	0.14%
Savings	58,782	33	0.06%	48,058	37	0.08%
Checking	67,688	28	0.04%	55,305	28	0.05%
Certificates of deposit	154,845	1,156	0.75%	125,327	1,046	0.83%
Advances from FHLB & subordinated debt	36,908	748	2.03%	38,781	1,049	2.70%
Total interest-bearing liabilities	407,813	2,043	0.50%	330,609	2,247	0.68%
Non-interest checking	57,771			42,305
Other noninterest-bearing liabilities	753			5,365
Total liabilities	466,337			378,279

Total equity	49,136			53,786

Total liabilities and equity	$515,473			$432,065
Net interest income/interest rate spread(1)		$15,235	3.21%		$12,551	3.12%

Net interest margin(2)			3.27%			3.23%
Total interest-earning assets to interest-bearing liabilities			114.28%			117.69%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(2)	Net interest margin represents income before the provision for loan losses divided by average interest-earning assets.
(3)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume multiplied by the old rate; (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume, which have been allocated proportionately to the change due to volume and the change due to rate.

	For the Years Ended June 30,
	2014 vs 2013			2013 vs 2012
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Loans receivable, net	$2,801	$(1,016)	$1,785	$1,163	$(847)	$316
Investment securities	707	8	715	2,253	(1,877)	376
Interest-bearing deposits with banks	(20)	1	(19)	5	5	10
Other earning assets	-	2	2	-	-	-
Total interest earning assets	3,488	(1,005)	2,483	3,421	(2,719)	702

Interest-bearing liabilities:
Savings, money market and
checking accounts	51	(65)	(14)	63	(11)	52
Certificates of deposit	247	(137)	110	508	(436)	72
Borrowings & subordinated debentures	(51)	(247)	(298)	(711)	(331)	(1,042)
Total interest-bearing liabilities	247	(449)	(202)	(140)	(778)	(918)

Change in net interest income	$3,241	$(556)	$2,685	$3,561	$(1,941)	$1,620

Comparison of Operating Results for the Years Ended June 30, 2014 and 2013

Net Income.
Eagle’s net income increased slightly to $2.11 million for the year ended June 30, 2014 from $1.97 million for the year ended June 30, 2013, an increase of $138,000.  This increase was the result of an increase in net interest income of $2.69 million and a reduction in provision for loan losses of $70,000, offset by a decrease in noninterest income of $273,000 and an increase in noninterest expense of $2.05 million.  Eagles’ tax benefit was also $300,000 lower in fiscal year 2014.  Basic earnings per share for the year ended June 30, 2014 were $0.54, compared to $0.51 for the year ended June 30, 2013.  Diluted earnings per share were $0.53 and $0.50 for 2014 and 2013, respectively.

Net Interest Income.
Net interest income increased to $15.24 million for the year ended June 30, 2014, from $12.55 million for the previous year.  This increase of $2.69 million, or 21.4%, was the result of an increase in interest income of $2.48 million and a decrease in interest expense of $202,000.  As shown in the “Rate/Volume Analysis,” this increase was mainly attributable to larger balances of loans and a decrease in rates on all liabilities partially offset by lower rates on interest earning assets and larger balances on deposits.

Interest and Dividend Income.
Total interest and dividend income was $17.28 million for the year ended June 30, 2014, compared to $14.80 million for the year ended June 30, 2013, an increase of $2.48 million, or 16.8%.  Interest and fees on loans increased to $12.99 million for 2014 from $11.20 million for 2013.  The increase of $1.79, or 16.0%, was due to an increase in the average balances on loans receivable partially offset by the decrease in average rates for the year ended June 30, 2014.  Specifically, the average interest rate earned on loans receivable decreased by 39 basis points to 4.98% from 5.37% for the prior year.  Average balances for loans receivable, including loans held-for-sale, net, for the year ended June 30, 2014 were $260.83 million, compared to $208.64 million for the previous year.  This represents an increase of $52.18 million, or 25.0%.  Interest and dividends on investment securities available-for-sale also increased to $4.29 million for the year ended June 30, 2014 from $3.57 million for the year ended June 30, 2013, an increase of $717,000, or 20.1%.  This increase was the result of higher average balances for the available-for-sale portfolio during the year.  Average balances for investment securities was $200.23 million for the year ended June 30, 2014 compared to $167.12 million for the year ended June 30, 2013.  Interest earned from deposits at other banks decreased for the year ended June 30, 2014 due to smaller average balances.

Interest Expense.
Total interest expense decreased to $2.04 million for the year ended June 30, 2014 from $2.24 million for the year ended June 30, 2013, a decrease of $202,000, or 9.0%.  The decrease was attributable to a decrease in interest on borrowings partially offset by an increase in expense on deposits.  Interest on deposits increased to $1.29 million for the year ended June 30, 2014 from $1.20 million for the year ended June 30, 2013.  This increase of $96,000, or 8.0%, was due to an increase in average balances partially offset by a decrease in average rates.  Average balances for interest bearing deposits increased from $291.83 million to $370.91 million, a total increase of $79.07 million, or 27.1%.  All deposit categories experienced increases in average balances in 2014.  The average cost of deposits decreased 6 basis points, to 0.35% in 2014 from 0.41% in 2013.  All deposit categories experienced decreases in average rates in 2014.  The decrease in the average balance of borrowings was augmented by a decrease in the average rate paid and resulted in a decrease in interest paid on borrowings to $751,000 for the year ended June 30, 2014 from $1.05 million for the year ended June 30, 2013.  The average balance of borrowings decreased by $1.87 million to $36.91 million for the year ended June 30, 2014, compared to $38.78 million for the year ended June 30, 2013 and resulted from decreases in average FHLB borrowings and other borrowings stemming from inflows of retail deposits as funding sources.  The average rate paid on borrowings decreased to 2.03% in 2014 from 2.70% in 2013.

Provision for Loan Losses.
Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending we conduct  and past due loans in portfolio.  The Bank’s policies require the review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  Using this methodology, a provision to increase the allowance for loan loss by $608,000 was made for the year ended June 30, 2014 while a provision of $678,000 million was made for the year ended June 30, 2013.  The decrease from 2013 is based on an analysis of a variety of factors including delinquencies within the loan portfolio.  Management believes the level of total allowances is adequate.  Total classified assets decreased to $2.10 million at June 30, 2014 from $2.56 million at June 30, 2013.  Total nonperforming loans as a percentage of the total loan portfolio decreased to 0.19% at June 30, 2014, from 0.36% at June 30, 2013.  As of June 30, 2014, American Federal Savings Bank had $458,000 in other real estate owned, a decrease of $92,000 from $550,000 held at June 30, 2013.

Noninterest Income.
Total noninterest income decreased to $10.04 million for the year ended June 30, 2014, from $10.31 million for the year ended June 30, 2013, a decrease of $273,000 or 2.6%.  The decrease was primarily due to a decrease in net gain on sale of loans of $831,000 and a net decrease of $267,000 in the value of the fair-value-hedge interest rate swap implemented in August 2010.  Net gain on sale of available-for-sale securities also decreased $188,000.  These decreases were partially offset by increases in mortgage loan servicing fees and service charges on deposit accounts.  Mortgage loan servicing fees increased $348,000 primarily due to higher balances of residential mortgage loans serviced by the Company.  Service charges on deposit accounts increased $212,000 due to an increased number of deposit accounts as a result of the Sterling branch acquisition.  Other noninterest income also increased $477,000 largely due to increased income of $316,000 from our wealth management division.

Noninterest Expense.
Noninterest expense increased by $2.05 million or 9.8% to $22.91 million for the year ended June 30, 2014 from $20.86 million for the year ended June 30, 2013.  This increase was primarily due to increases in salaries and employee benefits of $2.48 million resulting from the increase in staff from the Sterling branch acquisition.  Occupancy and equipment expense and data processing also increased by $1.08 million as the result of the Sterling branch acquisition and now operating a larger entity.  There were no acquisition costs for the year ended June 30, 2014 compared to $1.92 for the same period last year as the acquisition was fully completed by the third quarter of fiscal year 2013.  Consulting fees increased $404,000 due to an on-going review of staffing and efficiency measures in fiscal 2014.

Income Tax.
Eagle’s income tax benefit was $350,000 for the year ended June 30, 2014, compared to $650,000 for the year ended June 30, 2013.  The effective tax rate was negative 19.88% for the year ended June 30, 2014 and negative 49.13% for the year ended June 30, 2013.  Though pretax income is higher in the current period the percent of tax free municipal bond income and Bank owned life insurance income to total income increased, thus reducing the effective tax rate.  The effective tax rate was further reduced by a tax credit investment entered into by the Company in 2013.  The Company made an investment in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period.  The federal tax credit benefits were $380,000 for the year ended June 30, 2014.  In addition, the deductibility for tax purposes of goodwill resulting from the Sterling acquisition has helped reduce the Company’s effective tax rate.

Liquidity and Capital Resources

Eagle’s subsidiary, American Federal Savings Bank, is required to maintain minimum levels of liquid assets as defined by the Office of the Comptroller of the Currency regulations.  The liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages.  For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined.  In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets.  “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Seattle.  The Bank exceeded those minimum ratios as of both June 30, 2014 and 2013.

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

Net cash provided by the Company’s operating activities, which is primarily comprised of cash transactions affecting net income, was $9.60 million for the year ended June 30, 2014 compared to net cash used in operating activities of $6.87 million for the year ended June 30, 2013.  Net cash provided by operating activities for fiscal 2014 was primarily a result of a decrease in the amount of loans held-for-sale.  Net cash used in operating activities for fiscal 2013 was primarily due to an increase in the amount of loans held-for-sale.

Net cash used in the Company’s investing activities, which is primarily comprised of cash transactions from the investment securities and mortgage-backed securities portfolios and the loan portfolio, was $33.69 million for the year ended June 30, 2014 compared to $13.13 million for the year ended June 30, 2013.  Net cash used in investing activities for fiscal 2014 is due in part to loan originations being higher than loan pay-off and principal payments during the year.  Loan origination and principal collection, net was $61.17 million for fiscal 2014.  In addition, there was $44.74 million in available-for-sale security purchases during fiscal 2014.  These uses of cash were partially offset by available-for-sale security sales and maturities, principal payments and calls of $74.40 million.  The net cash used in investing activities for fiscal 2013 was primarily due to purchases of available-for-sale securities, partially offset by cash received for the Sterling branch acquisition.

Net cash provided by the Company’s financing activities was $24.75 million for the year ended June 30, 2014 compared to $6.35 million for the year ended June 30, 2013.  Net cash provided by financing activities for fiscal 2014 was primarily a result of a net increase in FHLB advances and other borrowings of $16.59 million, as well as a net increase in deposits of $9.29 million.   Net cash provided by financing activities for fiscal 2013 was due to a net increase in deposits of $15.30 million, partially offset by net payments on FHLB advances and other borrowings of $7.84 million.

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters.  Management monitors projected liquidity needs and determines the level desirable based in part on Eagle’s commitments to make loans and management’s assessment of Eagle’s ability to generate funds.

At May 31, 2014 (the most recent report available), the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, decreased the economic value of equity (“EVE”) by 17.8%.  The Bank is within the guidelines set forth by the Board of Directors for interest rate sensitivity.  The Bank’s tier I core capital ratio, as measured under OCC rules, decreased slightly from 8.64% as of June 30, 2013 to 8.43% as of June 30, 2014.  The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

As of June 30, 2014, the Bank’s regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed “well capitalized” pursuant to OCC rules.  At June 30, 2014, the Bank’s tangible, core and risk-based capital ratios amounted to 8.43%, 8.43% and 14.27%, respectively, compared to regulatory requirements of 1.50%, 3.00% and 8.00%, respectively.

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

The following table discloses how the Bank’s EVE would react to interest rate changes.  Given the current relatively low level of market interest rates, an EVE calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

Changes in Market Interest Rates (Basis Points)	Economic Value of Equity as % Change of PV
	At June 30, 2014 Projected EVE	Board Policy Limit (if applicable)
		Must be no greater than:
+300	-26.8%	-30.0%
+200	-17.8%	-20.0%
+100	-8.6%	-10.0%
0	0%	0%
-100	3.9%	-10.0%

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

Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of June 30, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and  Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Based on that evaluation, our CEO and CFO concluded that as of June 30, 2014, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014.  Based on this assessment, management concluded that, as of June 30, 2014, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2014 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

Except as provided below, the information required by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our directors may be found under the caption “Proposal I – Election of Directors” in our Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”).  The information in the Proxy Statement set forth under the captions of “Section 16 (a) Beneficial Ownership Reporting Compliance”, “Board Meetings and Committees”, “Structure of the Board of Directors”, “The Board’s Role in Risk Oversight”, and “Code of Ethics” is incorporated herein by reference.

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

Laura F. Clark, Senior Vice President & Chief Financial Officer	Age 57
Ms. Clark joined the Bank and Eagle as the Senior Vice President and Chief Financial Officer in March 2014.  She brings over 35 years of extensive banking experience, including a variety of executive positions with respected community banks in Montana.  Ms. Clark has participated in a variety of volunteer community events and projects.

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

Rachel R. Amdahl, Senior Vice President/Operations	Age 45
Mrs. Amdahl has served as Senior Vice President/Operations of the Bank since February 2006.  Prior to being named the Senior Vice President/Operations, she served as Vice President/Operations since 2000.  She joined the Bank in 1987.  She currently serves on the Lewis and Clark County United Way board of directors.  She also is a member of the Women’s Leadership Network.

Tracy A. Zepeda, Senior Vice President/Branch Retail Administration	Age 35
Ms. Zepeda has served as the Senior Vice President/Retail Branches Officer of the Bank since December 2012.  Prior to being named Senior Vice President/Branch Retail Administration she served in a position with similar duties at Sterling Savings Bank.

On July 1, 2014, the Company announced that Dale Field has been promoted to SVP/Chief Credit Officer, Chantelle Nash has been promoted to SVP/Chief Risk Officer and Mike Mundt has been promoted to Executive Vice President/Chief Community Banking Officer, effective July 1, 2014.

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
The following documents are filed as part of this report:  The audited Consolidated Statements of Financial Condition of Eagle Bancorp Montana, Inc.  and subsidiary as of June 30, 2014 and June 30, 2013 and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Shareholder Equity and Consolidated Statements of Cash Flows for the years then ended, together with the related notes and independent auditor’s reports.

(2)           Schedules omitted as they are not applicable.

(3)           Exhibits.

Exhibits 10.1 through 10.17 are management contracts or compensatory plans or arrangements.

**	3.1	Amended and Restated Certificate of Incorporation of Eagle Bancorp Montana, Inc.

*	3.2	Bylaws of Eagle Bancorp Montana, Inc.

*	4	Form of Common Stock Certificate of Eagle Bancorp Montana, Inc.

***	10.1	Eagle Bancorp 2000 Stock Incentive Plan.

*	10.2	Employment Contract, effective as of October 1, 2009, between Peter J. Johnson and American Federal Savings Bank.

*	10.3	Form of Change in Control Agreement between Laura Clark and American Federal Savings Bank.

*	10.4	Form of Change in Control Agreement between Michael C. Mundt and American Federal Savings Bank.

*	10.5	Form of Change in Control Agreement between Rachel R. Amdahl and American Federal Savings Bank.

*	10.6	Amendment No. 1 to Employment Contract, effective as of January 22, 2010, between Peter J. Johnson and American Federal Savings Bank.

*	10.7	Salary Continuation Agreement, dated April 18, 2002, between Larry A. Dreyer and American Federal Savings Bank.

*	10.8	First Amendment to Salary Continuation Agreement, dated December 31, 2006, between Larry A. Dreyer and American Federal Savings Bank.

*	10.9	Salary Continuation Agreement, dated April 18, 2002, between Peter J. Johnson and American Federal Savings Bank.

*	10.10	First Amendment to Salary Continuation Agreement, dated December 31, 2006, between Peter J. Johnson and American Federal Savings Bank.

*	10.11	Salary Continuation Agreement, dated April 18, 2002, between Michael C. Mundt and American Federal Savings Bank.

*	10.12	First Amendment to Salary Continuation Agreement, dated December 31, 2006, between Michael C. Mundt and American Federal Savings Bank.

*	10.13	Salary Continuation Agreement, dated November 16, 2006, between Rachel R. Amdahl and American Federal Savings Bank.

*	10.14	American Federal Savings Bank Split-Dollar Plan, effective October 21, 2004.

*	10.15	Summary of American Federal Savings Bank Bonus Plan.
	10.16
2011 Stock Incentive Plan for Directors, Officers and Employees (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-8 (File No.  333-182360) filed with the SEC on June 27, 2012)

	10.17
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

	32.1
Certification by Peter J. Johnson, Chief Executive Officer and Laura F. Clark, Chief Financial Officer, pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the identically numbered exhibit of the Registration Statement on Form S-1 (File No. 333-163790) filed with the SEC on December 17, 2009.
**	Incorporated by reference to the identically numbered exhibit of the Current Report on Form 8-K filed with the SEC on February 23, 2010.
***	Incorporated by reference to the proxy statement for the 2000 Annual Meeting filed with the SEC on September 19, 2000.
___________________

(b)           See item 15(a)(3) above.

(c)           See Item 15(a)(1) and 15(a)(2) above.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

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

Signatures	Title	Date

/s/ Peter J. Johnson	President & Chief Executive Officer	9/18/2014
Peter J. Johnson	Director (Principal Executive Officer)

/s/ Laura F. Clark	Senior Vice President and Chief Financial	9/18/2014
Laura F. Clark	Officer (Principal Financial Officer and
Principal Accounting Officer)

/s/ Larry A. Dreyer	Chairman	9/18/2014
Larry A. Dreyer

/s/ James A. Maierle	Vice Chairman	9/18/2014
James A. Maierle

/s/ Rick F. Hays	Director	9/18/2014
Rick F. Hays

/s/ Lynn E. Dickey	Director	9/18/2014
Lynn E. Dickey

/s/ Maureen J. Rude	Director	9/18/2014
Maureen J. Rude

/s/ Thomas J. McCarvel	Director	9/18/2014
Thomas J. McCarvel

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

June 30, 2014 and 2013

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Eagle Bancorp Montana, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Eagle Bancorp Montana, Inc. and Subsidiaries (Eagle) as of June 30, 2014 and 2013 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the two year period ended June 30, 2014.  Eagle’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp Montana, Inc. and Subsidiaries as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

Certified Public Accountants

Abilene, Texas
July 24, 2014

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)

	June 30,
	2014	2013
ASSETS:
Cash and due from banks	$6,208	$3,776
Interest-bearing deposits in banks	611	2,385
Total cash and cash equivalents	6,819	6,161

Securities available-for-sale	189,553	218,963
Federal Home Loan Bank stock	1,878	1,931
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	17,245	20,807
Loans receivable, net of deferred loan fees of $413 in 2014 and $117 in
2013 and allowance for loan losses of $2,125 in 2014 and $2,000 in 2013	273,991	214,677
Accrued interest and dividend receivable	2,429	2,387
Mortgage servicing rights, net	3,756	3,192
Premises and equipment, net	20,101	18,943
Cash surrender value of life insurance	11,082	10,869
Real estate and other repossessed assets acquired in settlement of loans, net	458	550
Goodwill	7,034	6,890
Core deposit intangible, net	745	922
Other assets	3,862	4,087

Total assets	$539,108	$510,534

LIABILITIES:
Deposit accounts:
Noninterest bearing	$58,432	$52,972
Interest bearing	368,613	364,779
Total deposits	427,045	417,751

Accrued expenses and other liabilities	3,749	3,535
Federal Home Loan Bank advances and other borrowings	51,454	34,861
Subordinated debentures	5,155	5,155
Total liabilities	487,403	461,302

SHAREHOLDERS' EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares
issued or outstanding)	-	-
Common stock ($0.01 par value; 8,000,000 shares authorized;
4,083,127 shares issued; 3,916,233 and 3,898,685 shares outstanding
at June 30, 2014 and 2013, respectively)	41	41
Additional paid-in capital	22,123	22,109
Unallocated common stock held by Employee Stock Ownership Plan	(1,224)	(1,390)
Treasury stock, at cost	(1,800)	(1,993)
Retained earnings	34,824	33,849
Net accumulated other comprehensive loss	(2,259)	(3,384)
Total shareholders' equity	51,705	49,232

	$539,108	$510,534

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except for Per Share Data)

	Years Ended June 30,
	2014	2013
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$12,985	$11,200
Securities available-for-sale	4,285	3,568
Trust preferred securities	3	3
Interest on deposits with banks	8	27
Total interest and dividend income	17,281	14,798

INTEREST EXPENSE:
Deposits	1,294	1,198
Federal Home Loan Band advances and other borrowings	664	956
Subordinated debentures	87	93
Total interest expense	2,045	2,247

NET INTEREST INCOME	15,236	12,551

Loan loss provision	608	678

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	14,628	11,873

NONINTEREST INCOME:
Service charges on deposit accounts	1,022	810
Net gain on sale of loans (includes $582 and $193 for 2014 and
2013, respectively, related to accumulated other comprehensive
earnings reclassification)	4,586	5,417
Mortgage loan service fees	1,372	1,024
Wealth management income	527	211
Net gain on sale of available-for-sale securities (includes $1,073 and $1,261 for 2014 and 2013, respectively, related to accumulated
other comprehensive earnings reclassification)	1,073	1,261
Net (loss) gain on fair value hedge	(63)	204
Net loss on sale of real estate owned and other repossessed property	(50)	(26)
Other noninterest income	1,574	1,413
Total noninterest income	10,041	10,314

NONINTEREST EXPENSE:
Salaries and employee benefits	12,822	10,344
Occupancy and equipment expense	2,774	2,242
Data processing	1,870	1,326
Advertising	816	946
Amortization of mortgage servicing rights	630	752
Amortization of core deposit intangible and tax credits	427	360
Federal insurance premiums	271	264
Postage	175	138
Legal, accounting and examination fees	555	439
Consulting fees	537	133
Acquisition costs	-	1,920
Write-down on real estate owned and other repossessed property	10	192
Other noninterest expense	2,021	1,808
Total noninterest expenses	22,908	20,864

INCOME BEFORE INCOME TAXES	1,761	1,323

Income tax benefit (includes $774 and (3,891) for
2014 and 2013, respectively, related to income tax expense
(benefit) from reclassification items)	(350)	(650)

NET INCOME	$2,111	$1,973

BASIC EARNINGS PER SHARE	$0.54	$0.51

DILUTED EARNINGS PER SHARE	$0.53	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Except for Per Share Data)

	Years Ended June 30,
	2014	2013

NET INCOME	$2,111	$1,973

OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in fair value of investment securities
available-for-sale, before income taxes	3,093	(8,676)
Reclassification for realized gains and losses on investment
securities included in income, before income taxes	(1,073)	(1,261)
Change in fair value of derivatives designated as cash flow hedges,
before income taxes	461	582
Reclassification for realized gains and losses on derivatives
designated as cashflow hedges, before income tax	(582)	(193)
Total other items of comprehensive income (loss)	1,899	(9,548)

Income tax (expense) benefit related to:
Investment securities	(823)	4,049
Derivatives designated as cash flow hedges	49	(158)
	(774)	3,891

COMPREHENSIVE INCOME (LOSS)	$3,236	$(3,684)

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended June 30, 2014 and 2013
(Dollars in Thousands, Except for Per Share Data)

							Accumulated
				Unallocated			Other
	Preferred	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Total

Balance at July 1, 2012	$-	$41	$22,112	$(1,556)	$(2,210)	$32,990	$2,273	$53,650

Net income						1,973		1,973

Other comprehensive loss							(5,657)	(5,657)

Dividends paid						(1,114)		(1,114)

Stock compensation expense			206					206

Treasury shares reissued for compensation (19,714 shares at $10.48 average cost per share )			(217)		217			-

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (16,616 shares)			8	166				174

Balance at June 30, 2013	$-	$41	$22,109	$(1,390)	$(1,993)	$33,849	$(3,384)	$49,232

Net income						2,111		2,111

Other comprehensive income							1,125	1,125

Dividends paid						(1,136)		(1,136)

Stock compensation expense			193					193

Treasury shares reissued for compensation (17,548 shares at $10.97 average cost per share )			(193)		193			-

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (16,616 shares)			14	166				180

Balance at June 30, 2014	$-	$41	$22,123	$(1,224)	$(1,800)	$34,824	$(2,259)	$51,705

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in Thousands, Except for Per Share Data)

	Years Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,111	$1,973
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Loan loss provision	608	678
Write-down on real estate owned and other repossessed assets	10	192
Depreciation	1,146	931
Net amortization of investment securities premium and discounts	2,839	2,169
Amortization of mortgage servicing rights	630	752
Amortization of core deposit intangible and tax credits	427	360
Net gain on sale of loans	(4,586)	(5,417)
Net gain on sale of available-for-sale securities	(1,073)	(1,261)
Net loss on sale of real estate owned and other repossessed assets	50	26
Loss (gain) on fair value hedge	63	(204)
Net gain on sale/disposal of premises and equipment	(15)	(285)
Net appreciation in cash surrender value of life insurance	(322)	(297)
Net change in:
Accrued interest and dividends receivable	(42)	(1,016)
Loans held-for-sale	8,027	(4,388)
Other assets	(802)	(1,360)
Accrued expenses and other liabilities	526	272
Net cash provided by (used in) operating activities	9,597	(6,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	52,058	19,501
Maturities, principal payments and calls	22,344	32,888
Purchases	(44,738)	(192,919)
Federal Home Loan Bank stock redeemed	53	72
Cash received in acquisition of Sterling Bank branches, net of cash paid	-	130,094
Final valuation adjustments related to acquisition of Sterling Bank branches	(144)	-
Loan origination and principal collection, net	(61,166)	(2,476)
Proceeds from bank owned life insurance	109	-
Purchases of bank owned life insurance	-	(1,400)
Proceeds from sale of real estate and other repossessed assets
acquired in settlement of loans	83	1,856
Proceeds from sale of premises and equipment	31	647
Additions to premises and equipment	(2,320)	(1,391)
Net cash used in investing activities	(33,690)	(13,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	9,294	15,299
Net short-term advances from Federal Home Loan Bank and other borrowings	20,793	7,500
Long-term advances from Federal Home Loan Bank and other borrowings	5,000	865
Payments on long-term Federal Home Loan Bank and other borrowings	(9,200)	(16,200)
Dividends paid	(1,136)	(1,114)
Net cash provided by financing activities	24,751	6,350

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	658	(13,653)

CASH AND CASH EQUIVALENTS, beginning of period	6,161	19,814

CASH AND CASH EQUIVALENTS, end of period	$6,819	$6,161

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:        Summary of Significant Accounting Policies

Nature of Operations

On April 5, 2010, Eagle Bancorp completed its second-step conversion from the partially-public mutual holding company structure to the fully publicly-owned stock holding company structure.  As part of that transaction it also completed a related stock offering.  As a result of the conversion and offering, Eagle Bancorp Montana, Inc. (“the Company”, or “Eagle”) became the stock holding company for American Federal Savings Bank (“the Bank”), and Eagle Financial MHC and Eagle Bancorp ceased to exist.  The Company sold a total of 2,464,274 shares of common stock at a purchase price of $10.00 per share in the offering for gross proceeds of $24.6 million.  Concurrent with the completion of the offering, shares of Eagle Bancorp common stock owned by the public were exchanged.  Shareholders of Eagle Bancorp received 3.800 shares of the Company's common stock for each share of Eagle Bancorp common stock that they owned immediately prior to completion of the transaction.

The Company’s Employee Stock Ownership Plan (“ESOP”), which purchased shares in the Offering, was authorized to purchase up to 8% of the shares sold in the Offering, or 197,142 shares.  The ESOP completed its purchase of all such authorized shares in the Offering, at a total cost of $1,971,420.

The Bank is currently a federally chartered savings bank and was previously subject to the regulations of the Office of Thrift Supervision (“OTS”).  These regulations were transferred to the Office of the Comptroller of the Currency (“OCC”) effective July 21, 2011.  The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).

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

The Bank is headquartered in Helena, Montana, and operates additional branches in Butte, Bozeman, Billings, Big Timber, Livingston, Missoula, Hamilton and Townsend, Montana.  It also operates two separate mortgage loan origination locations in Bozeman and Missoula, Montana.  The Bank’s market area is concentrated in southern Montana, to which it primarily offers commercial, residential and consumer loans.  The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities.  Collectively, Eagle Bancorp Montana Inc. and its subsidiaries are referred to herein as “the Company.”

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

The Company carries certain assets with other financial institutions which are subject to credit risk by the amount such assets exceed federal deposit insurance limits. At June 30, 2014 and June 30, 2013, no account balances were held with correspondent banks that were in excess of FDIC insured levels, except for federal funds sold or deposit balances held at FHLB Seattle.  Also, from time to time, the Company is due amounts in excess of FDIC insurance limits for checks and transit items.  Management monitors the financial stability of correspondent banks and considers amounts advanced in excess of FDIC insurance limits to present no significant additional risk to the Company.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “cash and due from banks,”  “interest-bearing deposits in banks,” and “federal funds sold” all of which mature within ninety days.

The Bank is required to maintain a reserve balance with the Federal Reserve Bank. The Bank properly maintained amounts in excess of required reserves of $0 as of June 30, 2014 and 2013.

Investment Securities

The Company can designate debt and equity securities as held-to-maturity, available-for-sale or trading. Currently all securities are designated as available-for-sale.

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

Trading – No investment securities were designated as trading at June 30, 2014 and 2013.

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is a restricted investment carried at cost ($100 per share par value), which approximates its fair value.  As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances.  The Company may request redemption at par value of any stock in excess of the amount it is required to hold.  Stock redemptions are made at the discretion of the FHLB.  The Bank redeemed 531 shares during the year ended June 30, 2014 and 712 in the year ended June 30, 2013.

Mortgage Loans Held-for-Sale

Mortgage loans originated and intended for sale in the secondary market are carried at fair value, determined in aggregate, plus the fair value of associated derivative financial instruments.  Net unrealized losses, if any, are recognized in a valuation allowance by a charge to income.

Loans

The Company grants mortgage, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by mortgage loans in Montana.  At June 30, 2014 and 2013, the ability of the Company’s debtors to honor their contracts is dependent upon the general economic conditions in this area.

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

A reporting system supplements the loan review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans.  Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

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

Cash Surrender Value of Life Insurance

Life insurance policies are initially recorded at cost at the date of purchase.  Subsequent to purchase, the policies are periodically adjusted for fair value.  The adjustment to fair value increases or decreases the carrying value of the policies and is recorded as an income or expense on the consolidated statement of income.  For the years ended June 30, 2014 and 2013 there were no adjustments to fair value that were outside the normal appreciation in cash surrender value.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure.  All write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, property held-for-sale is carried at fair value less cost to sell.  Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value.  Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed.  Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

Premises and Equipment

Land is carried at cost.  Property and equipment is recorded at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the expected useful lives of the assets, ranging from 3 to 40 years.  The costs of maintenance and repairs are expensed as incurred, while major expenditures for renewals and betterments are capitalized.

Income Taxes

The Company adopted authoritative guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

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

The Company recognizes interest accrued on penalties related to unrecognized tax benefits in tax expense.  During the years ended June 30, 2014 and 2013, the Company recognized no interest and penalties.  Based on management’s analysis, the Company did not have any uncertain tax positions as of June 30, 2014 or 2013.  The Company files tax returns in the U.S. federal jurisdiction and the State of Montana.  There are currently no income tax examinations underway for these jurisdictions.  The Company’s income tax returns are subject to examination by relevant taxing authorities as follows: U.S. Federal income tax returns for tax years 2011 and forward; Montana income tax returns for tax years 2011 and forward.

Treasury Stock

Treasury stock is accounted for on the cost method and consists of 166,894 shares in 2014 and 184,442 shares in 2013.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs were approximately $816,000 and $946,000 for the years ended June 30, 2014 and 2013, respectively.

Employee Stock Ownership Plan

Compensation expense recognized for the Company’s ESOP equals the fair value of shares that have been allocated or committed to be released for allocation to participants.  Any difference between the fair value of the shares at the time and the ESOP’s original acquisition cost is charged or credited to shareholders’ equity (capital surplus).  The cost of ESOP shares that have not yet been allocated or committed to be released is deducted from shareholders’ equity.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:        Summary of Significant Accounting Policies – continued

Earnings Per Share

Earnings per common share is computed using the two-class method prescribed under ASC Topic 260, “Earnings Per Share.” ASC Topic 260 provides that unvested share based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested stock awards are participating securities. Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 2 - Earnings Per Share.

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

Derivative Loan Commitments

Mortgage loan commitments that relate to the origination of a mortgage that will be held-for-sale upon funding are considered derivative instruments.  Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in noninterest income.

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

The goodwill recorded for the acquisition of the branches of Sterling Bank in the second quarter of 2013 was $6,890,000 and is not subject to amortization in accordance with the guidance.  Final valuation adjustments were recorded in the second quarter of 2014 for $144,000 and impacted goodwill.  The final goodwill recorded related to the acquisition was $7,034,000.  The Company performs a goodwill impairment test annually.  There have been no reductions of recorded goodwill resulting from the impairment tests.  Other identifiable intangible assets recorded by the Company represent the future benefit associated with the acquisition of the core deposits of the Sterling Branches and are being amortized over 7 years utilizing a method that approximates the expected attrition of the deposits.  This amortization expense is included in the noninterest expense section of the consolidated statements of income.

Recent Accounting Pronouncements

In January 2014, the FASB issued Accounting Standards Update No. 2014-4, Receivables – Troubled Debt Restructuring by Creditors (Subtopic 310-40) related to residential real estate to clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The new guidance is effective for the Company on January 1, 2015 and is not expected to have a significant impact to the Company’s financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:        Summary of Significant Accounting Policies – continued

In May 2014, the FASB issued Accounting Standards Update No. 2014-9, Revenue from Contracts with Customers (Topic 606).  This guidance is a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard will be effective in the first quarter of 2017 and is not expected to have a significant impact to the Company’s financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-14, Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40) — Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure: (a consensus of the FASB Emerging Issues Task Force.  The amendment changes the accounting for foreclosed home loans with government backed guarantees.  The amendment requires lenders to measure the unpaid principal and interest they expect to recover through the loan guarantee. The loan should be removed from the lender's asset total and added to the balance sheet as a new receivable.  The amendments will become effective for public companies for fiscal years that begin after December 15, 2014.  The Company does not expect this guidance to have a significant impact on the consolidated financial statements.

NOTE 2:        Earnings Per Share

The computations of basic and diluted earnings per share were as follows:

	Years Ended June 30,
	2014	2013
	(Dollars in Thousands)
Weighted average shares outstanding during the
year on which basic earnings per share is calculated	3,910,320	3,892,042
Dilutive effect of stock compensation	63,996	85,519
Average outstanding shares on which
diluted earnings per share is calculated	3,974,316	3,977,561

Net income applicable to common stockholders	$2,111	$1,973
Basic earnings per share	$0.54	$0.51
Diluted earnings per share	$0.53	$0.50

NOTE 3:        Investment Securities

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:        Investment Securities – continued

Mortgage backed securities and collateralized mortgage obligations are issued by government sponsored corporations, including Federal Home Loan Mortgage Corporation, Fannie Mae and the Guaranteed National Mortgage Association.

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-Sale:
U.S. government and agency	$41,955	$48	$(697)	$41,306
Municipal obligations	82,882	1,079	(3,597)	80,364
Corporate obligations	5,984	22	(42)	5,964
Mortgage-backed securites - government-backed	29,448	79	(369)	29,158
CMOs - government backed	33,557	40	(836)	32,761

Total	$193,826	$1,268	$(5,541)	$189,553

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-Sale:
U.S. government and agency	$50,904	$514	$(487)	$50,931
Municipal obligations	88,948	1,072	(5,584)	84,436
Corporate obligations	9,130	84	(153)	9,061
Mortgage-backed securites - government-backed	27,680	35	(813)	26,902
CMOs - government backed	48,594	307	(1,268)	47,633

Total	$225,256	$2,012	$(8,305)	$218,963

The Company has not entered into any interest rate swaps, options, or futures contracts relating to investment securities.

Net proceeds from sales of securities available-for-sale were $52,058,000 and $19,501,000 for the years ended June 30, 2014 and 2013, respectively.  Gross realized gains on securities available-for-sale were $1,286,000 and $1,323,000 for the years ended June 30, 2014 and 2013, respectively.  Gross realized losses on securities available-for-sale were $213,000 and $62,000 for the years ended June 30, 2014 and 2013, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:        Investment Securities – continued

The amortized cost and fair value of securities at June 30, 2014 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$1,512	$1,531
Due from one to five years	7,773	7,769
Due from five to ten years	17,311	16,811
Due after ten years	104,225	101,523

	130,821	127,634

Mortgage-backed securites - government-backed	29,448	29,158
CMOs - government backed	33,557	32,761
Total	$193,826	$189,553

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

At June 30, 2014 and 2013, securities with a carrying value of $8,433,000 and $9,640,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:        Investment Securities – continued

The Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months were as follows:

	June 30, 2014
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$20,607	$(284)	$13,593	$(413)
Municipal obligations	871	(49)	56,700	(3,548)
Corporate obligations	-	-	2,958	(42)
Mortgage-backed & CMOs	14,724	(143)	38,742	(1,062)

Total	$36,202	$(476)	$111,993	$(5,065)

	June 30, 2013
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$19,615	$(487)	$-	$-
Municipal obligations	60,910	(5,495)	539	(89)
Corporate obligations	5,017	(153)	-	-
Mortgage-backed & CMOs	52,548	(2,080)	309	(1)

Total	$138,090	$(8,215)	$848	$(90)

The table above shows the Company’s investment gross unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2014 and 2013.  114 and 126 securities were in an unrealized loss position as of June 30, 2014 and 2013, respectively.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:        Investment Securities – continued

At June 30, 2014, 90 U.S. Government and agency securities and municipal obligations have unrealized losses with aggregate depreciation of approximately 4.47% from the Company's amortized cost basis.  These unrealized losses are principally due to changes in interest rates and credit spreads.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports.  As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

At June 30, 2014, 21 mortgage backed and CMO securities have unrealized losses with aggregate depreciation of approximately 2.20% from the Company’s cost basis. We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market, changes in interest rates and credit spreads and uncertainty of future prepayment speeds. Management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected. In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. There has been no disruption of the scheduled cash flows on any of the securities. Management’s analysis as of June 30, 2014 revealed no expected credit losses on the securities and therefore, declines are not deemed to be other than temporary.

At June 30, 2014, 3 corporate obligations had an unrealized loss with aggregate depreciation of approximately 1.40% from the Company's cost basis.  This unrealized loss is principally due to changes in interest rates.  No credit issues have been identified that cause management to believe the declines in market value are other than temporary.  In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame.  As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

At June 30, 2013, 98 U.S. Government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 6.96% from the Company's amortized cost basis.  These unrealized losses were principally due to changes in interest rates and credit spreads.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts' reports.  As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines were deemed to be other than temporary.

At June 30, 2013, 23 mortgage backed and CMO securities had unrealized losses with aggregate depreciation of approximately 3.79% from the Company’s cost basis. We believed these unrealized losses were principally due to the credit market’s concerns regarding the stability of the mortgage market.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:        Investment Securities – continued

Management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected. In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. There was no disruption of the scheduled cash flows on any of the securities. Management’s analysis as of June 30, 2013 revealed no expected credit losses on the securities and therefore, declines are not deemed to be other than temporary.

At June 30, 2013, 5 corporate obligations had unrealized losses with aggregate depreciation of approximately 2.96% from the Company's cost basis.  This unrealized loss was principally due to changes in interest rates.  No credit issues were identified that cause management to believe the declines in market value were other than temporary.  In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame.  As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines were deemed to be other than temporary.

NOTE 4:        Loans

Loans receivable consisted of the following:

	June 30,
	2014	2013
	(In Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$92,321	$70,453
Commercial real estate	92,043	74,395
Real estate construction	6,923	2,738
Other loans:
Home equity	37,866	35,660
Consumer	12,964	11,773
Commercial	34,412	21,775
Total	276,529	216,794
Allowance for loan losses	(2,125)	(2,000)
Deferred loan fees, net	(413)	(117)

Total loans, net	$273,991	$214,677

Within the commercial real estate loan category above, $12,830,000 and $13,134,000 was guaranteed by the United States Department of Agriculture Rural Development, at June 30, 2014 and 2013, respectively.  In addition, within the commercial loan category above, $3,880,000 and $707,000 were in loans originated through a syndication program where the business resides outside of Montana, at June 30, 2014 and 2013, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:        Loans – continued

The following table includes information regarding nonperforming assets.

	June 30,
	2014	2013
	(Dollars in Thousands)

Non-accrual loans	$342	$470
Accruing loans delinquent 90 days or more	-	-
Restructured loans, net	180	303
Total nonperforming loans	522	773
Real estate owned and other repossessed assets, net	458	550
Total nonperforming assets	$980	$1,323

Total nonperforming assets as a percentage of total assets	0.18%	0.26%

Allowance for loan losses	$2,125	$2,000

Percent of allowance for loan losses to nonperforming loans	407.09%	258.73%

Percent of allowance for loan losses to nonperforming assets	216.84%	151.17%

Historical loss averages have decreased, as a result of lower charge-offs within the past three years, and impacted the allowance adequacy calculation as a percent of loans.  Allowance for loan losses activity was as follows:

	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, July 1, 2013	$423	$952	$15	$290	$40	$280	$2,000
Charge-offs	-	(199)	-	(73)	(88)	(144)	(504)
Recoveries	-	17	-	-	4	-	21
Provision	62	204	15	82	93	152	608
Ending balance, June 30, 2014	$485	$974	$30	$299	$49	$288	$2,125

Ending balance, June 30, 2014 allocated to loans individually evaluated for impairment	$-	$-	$-	$31	$20	$15	$66

Ending balance, June 30, 2014 allocated to loans collectively evaluated for impairment	$485	$974	$30	$268	$29	$273	$2,059

Loans receivable:

Ending balance, June 30, 2014	$92,321	$92,043	$6,923	$37,866	$12,964	$34,412	$276,529

Ending balance, June 30, 2014 of loans individually evaluated for impairment	$660	$280	$-	$288	$101	$315	$1,644

Ending balance, June 30, 2014 of loans collectively evaluated for impairment	$91,661	$91,763	$6,923	$37,578	$12,863	$34,097	$274,885

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:        Loans – continued

	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, July 1, 2012	$403	$772	$10	$156	$78	$206	$1,625
Charge-offs	(73)	(35)	-	(190)	(66)	(1)	(365)
Recoveries	-	-	-	-	6	56	62
Provision	93	215	5	324	22	19	678
Ending balance, June 30, 2013	$423	$952	$15	$290	$40	$280	$2,000

Ending balance, June 30, 2013 allocated to loans individually evaluated for impairment	$-	$-	$-	$153	$6	$-	$159

Ending balance, June, 30, 2013 allocated to loans collectively evaluated for impairment	$423	$952	$15	$137	$34	$280	$1,841

Loans receivable:

Ending balance, June 30, 2013	$70,453	$74,395	$2,738	$35,660	$11,773	$21,775	$216,794

Ending balance, June 30, 2013 of loans individually evaluated for impairment	$315	$722	$-	$779	$78	$121	$2,015

Ending balance, June 30, 2013 of loans collectively evaluated for impairment	$70,138	$73,673	$2,738	$34,881	$11,695	$21,654	$214,779

Internal classification of the loan portfolio was as follows:

	June 30, 2014
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Grade:
Pass	$91,661	$91,763	$6,923	$37,578	$12,863	$34,097	$274,885
Special mention	-	-	-	-	-	-	-
Substandard	660	280	-	257	74	300	1,571
Doubtful	-	-	-	-	7	-	7
Loss	-	-	-	31	20	15	66
Total	$92,321	$92,043	$6,923	$37,866	$12,964	$34,412	$276,529

Credit Risk Profile Based on Payment Activity
Performing	$92,271	$91,913	$6,923	$37,674	$12,921	$34,305	$276,007
Restructured loans	-	130	-	50	-	-	180
Nonperforming	50	-	-	142	43	107	342
Total	$92,321	$92,043	$6,923	$37,866	$12,964	$34,412	$276,529

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:        Loans – continued

	June 30, 2013
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
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

The following tables include information regarding impaired loans.

	June 30, 2014
		Unpaid		Interest	Average
	Recorded	Principal	Related	Income	Recorded
	Investment	Balance	Allowance	Recognized	Investment
	(In Thousands)
With no related allowance:
1-4 Family	$660	$660	$-	$17	$488
Commercial real estate	280	393	-	2	501
Construction	-	-	-	-	-
Home equity	257	277	-	7	329
Consumer	81	91	-	4	77
Commercial	300	328	-	6	211

With a related allowance:
1-4 Family	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	31	31	31	-	205
Consumer	20	20	20	-	13
Commercial	15	15	15	-	8

Total:
1-4 Family	660	660	-	17	488
Commercial real estate	280	393	-	2	501
Construction	-	-	-	-	-
Home equity	288	308	31	7	534
Consumer	101	111	20	4	90
Commercial	315	343	15	6	219
Total	$1,644	$1,815	$66	$36	$1,832

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:        Loans – continued

	June 30, 2013
		Unpaid		Interest	Average
	Recorded	Principal	Related	Income	Recorded
	Investment	Balance	Allowance	Recognized	Investment
	(In Thousands)
With no related allowance:
1-4 Family	$315	$315	$-	$14	$158
Commercial real estate	722	722	-	38	361
Construction	-	-	-	-	-
Home equity	400	400	-	10	200
Consumer	72	72	-	2	36
Commercial	121	121	-	7	61

With a related allowance:
1-4 Family	-	-	-	-	-
Commercial real estate	-	-	-	-	113
Construction	-	-	-	-	-
Home equity	379	404	153	9	-
Consumer	6	6	6	-	4
Commercial	-	-	-	-	-

Total:
1-4 Family	315	315	-	14	158
Commercial real estate	722	722	-	38	474
Construction	-	-	-	-	-
Home equity	779	804	153	19	200
Consumer	78	78	6	2	40
Commercial	121	121	-	7	61
Total	$2,015	$2,040	$159	$80	$933

The following tables include information regarding delinquencies within the loan portfolio.

	June 30, 2014
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
	(In Thousands)
1-4 Family real estate	$701	$-	$701	$91,620	$92,321	$-
Commercial real estate	294	130	424	91,619	92,043	-
Construction	-	-	-	6,923	6,923	-
Home equity	583	192	775	37,091	37,866	-
Consumer	97	31	128	12,836	12,964	-
Commercial	79	107	186	34,226	34,412	-
Total	$1,754	$460	$2,214	$274,315	$276,529	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:        Loans – continued

	June 30, 2013
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
	(In Thousands)
1-4 Family real estate	$312	$5	$317	$70,136	$70,453	$-
Commercial real estate	39	217	256	74,139	74,395	-
Construction	-	-	-	2,738	2,738	-
Home equity	265	196	461	35,199	35,660	-
Consumer	279	37	316	11,457	11,773	-
Commercial	187	-	187	21,588	21,775	-
Total	$1,082	$455	$1,537	$215,257	$216,794	$-

Interest income not accrued on these loans and cash interest income was immaterial for the years ended June 30, 2014 and 2013. The allowance for loan losses on non-accrual loans as of June 30, 2014 and 2013 was $66,000 and $93,000, respectively.  There were $1,644,000 ($1,578,000 net of loss reserves of $66,000) and $2,015,000 ($1,856,000 net of loss reserves of $159,000) of loans considered impaired at June 30, 2014 and 2013, respectively.

Loans are granted to directors and officers of the Company in the ordinary course of business.  Such loans are made in accordance with policies established for all loans of the Company, except that directors, officers, and employees may be eligible to receive discounts on loan origination costs.

Loans receivable from directors and senior officers, and their related parties, of the Company at June 30, 2014 were $1,678,000 ($7,176,000 including loans serviced for others).  During the year ended June 30, 2014, including loans sold and serviced for others, total principal additions were $166,000 and total principal reductions were $695,000.  Interest income from loans owned was $86,000 for the year ended June 30, 2014.  The Bank serviced, for the benefit of others, $5,498,000at June 30, 2014 loans from directors and senior officers.

Loans receivable from directors and senior officers, and their related parties, of the Company at June 30, 2013 were $1,684,000 ($7,705,000 including loans serviced for others).  During the year ended June 30, 2013, including loans sold and serviced for others, total principal additions amounted to $664,000 and total principal payments amounted to $957,000.  Interest income from loans owned was $93,000 for the year ended June 30, 2013.  The Bank serviced, for the benefit of others, $6,020,000 at June 30, 2013.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:        Troubled Debt Restructurings

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the quarter ended September 30, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of the previous fiscal year (July 1, 2011) for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed receivables as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired.  As of June 30, 2014, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $180,000 (310-40-65-1(b)), and the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $113,000 (310-40-65-1(b)).

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:        Troubled Debt Restructurings – continued

The following tables present troubled debt restructurings.

June 30, 2014
	Accrual	Non-Accrual	Total
	Status	Status	Modification
(In Thousands)
Residential mortgage (1-4 family)	$-	$-	$-
Commercial real estate	-	130	130
Real estate construction	-	-	-
Home equity	-	50	50
Consumer	-	-	-
Commercial	-	-	-
Total	$-	$180	$180

June 30, 2013
	Accrual	Non-Accrual	Total
	Status	Status	Modification
(In Thousands)
Residential mortgage (1-4 family)	$-	$-	$-
Commercial real estate	86	217	303
Real estate construction	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Commercial	-	-	-
Total	$86	$217	$303

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:        Troubled Debt Restructurings – continued

The following tables present restructured loans that occurred during the year ended June 30, 2014.

June 30, 2014
	Rate	Term	Interest Only	Payment	Combination	Total
	Modification	Modification	Modification	Modification	Modification	Modification
(In Thousands)
Pre-modification Outstanding
Recorded Investment:
Residential mortgage (1-4 family)	$-	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-	-
Real estate construction	-	-	-	-	-	-
Home equity	-	-	-	-	70	70
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Total	$-	$-	$-	$-	$70	$70

June 30, 2014
	Rate	Term	Interest Only	Payment	Combination	Total
	Modification	Modification	Modification	Modification	Modification	Modification
(In Thousands)
Post-modification Outstanding
Recorded Investment:
Residential mortgage (1-4 family)	$-	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-	-
Real estate construction	-	-	-	-	-	-
Home equity	-	-	-	-	50	50
Consumer	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Total	$-	$-	$-	$-	$50	$50

There has been one default within 12 months after the troubled debt restructuring and this loan is still in default.  A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.  As of June 30, 2014 and 2013, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:        Foreclosed Assets

Foreclosed assets are presented net of an allowance for losses. A summary of the balance of foreclosed assets is presented below:

	June 30,
	2014	2013
	(In Thousands)
Land	$458	$473
Single family residence	-	77

Total foreclosed assets	$458	$550

Expenses applicable to foreclosed assets included the following:

	Years Ended June 30,
	2014	2013
	(In Thousands)
Write-down on real estate owned and other repossessed assets	$10	$192
Net loss on sale	50	26
Operating expenses net of rental income	11	22

Total expenses related to foreclosed assets	$71	$240

NOTE 7:        Mortgage Servicing Rights

The Company is servicing loans for the benefit of others totaling approximately $558,636,000 and $476,590,000 at June 30, 2014 and 2013, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $4,082,000 and $3,314,000 at June 30, 2014 and 2013, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:        Mortgage Servicing Rights – continued

The following table is a summary of activity in mortgage servicing rights and the valuation allowance.

	Years Ended June 30,

	2014	2013
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$3,192	$2,218
Mortgage servicing rights capitalized	1,194	1,726
Amortization of mortgage servicing rights	(630)	(752)
Ending balance	3,756	3,192
Valuation allowance:
Beginning balance	-	-
Provision (credited) to operations	-	-
Ending balance	-	-

Mortgage servicing rights, net	$3,756	$3,192

The fair values of these rights were $4,999,000 and $3,589,000 at June 30, 2014 and June 30, 2013, respectively.  The fair value of servicing rights was determined using discount rates ranging from 10.00% to 12.00%, prepayment speeds ranging from 100.00% to 385.00% PSA, depending on stratification of the specific right.  The fair value was also adjusted for the effect of potential past dues and foreclosures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:       Premises and Equipment

The cost and accumulated depreciation of premises and equipment was as follows:

	June 30,

	2014	2013
	(In Thousands)
Land	$4,587	$4,587
Buildings and improvements	17,899	17,068
Furniture and equipment	5,548	5,273
Construction in progress	1,206	19
	29,240	26,947
Accumulated depreciation	(9,139)	(8,004)

Premises and equipment, net	$20,101	$18,943

Depreciation expense was $1,146,000 and $931,000 for the years ended June 30, 2014 and 2013, respectively.

NOTE 9:        Goodwill and Other Intangible Assets

Goodwill and other intangible assets were recorded as part of the Sterling acquisition.

The carrying amount of goodwill was as follows:

	June, 30
	2014	2013
	(In Thousands)
Goodwill	$7,034	$6,890

Goodwill of $6,890,000 was recorded in the second quarter of 2013 for the acquisition.  Final valuation adjustments were recorded in the second quarter of 2014 for $144,000 and impacted goodwill.  The final goodwill recorded related to the acquisition was $7,034,000.

The components of other intangible assets were as follows:

	June, 30
	2014	2013
	(In Thousands)
Core deposit intangible	$1,031	$1,031
Accumulated amortization	(286)	(109)
Core deposit intangible, net	$745	$922

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:        Goodwill and Other Intangible Assets – continued

Core deposit intangible assets are amortized on an accelerated basis over their estimated life of 10 years.  Amortization expense related to intangible assets was $177,000 and $109,000 for the years ended June 30, 2014 and 2013, respectively.  The estimated aggregate future amortization expense for core deposit intangible assets remaining as of June 30, 2014 is as follows:

(In Thousands)
2015	$158
2016	139
2017	120
2018	102
2019	83
Thereafter	143

$745

NOTE 10:     Deposits

Deposits are summarized as follows:

	June 30,
	2014		2013

	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(In Thousands)
Noninterest checking	$58,432	0.00%	$52,972	0.00%
Interest bearing checking	68,033	0.03%	65,876	0.04%
Savings	60,493	0.05%	56,051	0.05%
Money market	87,892	0.12%	85,361	0.13%
Time certificates of deposits	152,195	0.93%	157,491	1.02%

	$427,045	0.37%	$417,751	0.42%

Time certificates of deposit include $4,195,000 and $0 related to a 5 year, 1.80% fixed rate brokered CD at June 30, 2014 and 2013, respectively.

Time certificates of deposits with balances of $100,000 and greater was $63,851,000 and $62,057,000 at June 30, 2014 and 2013, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:     Deposits – continued

At June 30, 2014, the scheduled maturities of time deposits were as follows:

(In Thousands)
Within one year	$98,304
One to two years	23,165
Two to three years	14,254
Three to four years	7,236
Thereafter	9,236

Total	$152,195

Interest expense on deposits is summarized as follows:

	Years Ended June 30,

	2014	2013
	(In Thousands)
Checking	$28	$28
Savings	31	37
Money market accounts	110	87
Time certificates of deposits	1,125	1,046

	$1,294	$1,198

As of May 20, 2009 FDIC insurance covers deposits up to $250,000 through December 31, 2013.   On July 21, 2010, this coverage was made permanent with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  At June 30, 2014 the Company held $58,652,000 in deposit accounts that included balances of $250,000 or more.

At June 30, 2014 and 2013, the Company reclassified $67,000 and $54,000, respectively, in overdrawn deposits as loans.

Directors’ and senior officers’ deposit accounts at June 30, 2014 and 2013, were $463,000 and $645,000, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:     Advances from the Federal Home Loan Bank and Other Borrowings

Advances from the Federal Home Loan Bank of Seattle and other borrowings mature as follows:

	June 30,

	2014	2013
	(In Thousands)
Within one year	$37,493	$16,700
One to two years	7,200	9,200
Two to three years	200	7,200
Three to four years	5,200	200
Four to five years	200	200
Thereafter	1,161	1,361

Total	$51,454	$34,861

Federal Home Loan Advances

The advances are due at maturity.  The advances are subject to prepayment penalties.  The interest rates on these advances are fixed.  The advances are collateralized by a blanket pledge of the Bank’s 1-4 family residential mortgage portfolio.  At June 30, 2014 and 2013, the Company exceeded the collateral requirements of the FHLB.  The Company’s investment in FHLB stock is also pledged as collateral on these advances.  The total FHLB funding line available to the Company at June 30, 2014, was 30% of total Bank assets, or approximately $159,804,000.  The balance of advances was $49,404,000 and $33,996,000 at June 30, 2014 and 2013, respectively.

Other Borrowings

The Bank had no structured repurchase agreements with PNC Financial Service Group, Inc. (“PNC”) at June 30, 2014 and 2013. At June 30, 2014 and 2013, the Bank’s subsidiary had an $865,000 borrowing related to the New Markets Tax Credit.  It is interest only at 1.0% and matures in 2019.

Federal Funds Purchased

The Bank has a $7,000,000 Federal Funds line of credit with PNC. The balance was $0 as of June 30, 2014 and 2013.

The Bank has a $10,000,000 Federal Funds line of credit with Zions Bank. The balance was $1,185,000 as of June 30, 2014 and $0 as of June 30, 2013.

The Bank has a $7,000,000 Federal Funds line of credit with Stockman Bank. The balance was $0 as of June 30, 2014 and 2013.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:     Advances from the Federal Home Loan Bank and Other Borrowings – continued

Federal Reserve Bank Discount Window

For additional liquidity sources, the Bank has a credit facility at the Federal Reserve Bank’s Discount Window.  The amount available to the Bank is limited by various collateral requirements.  There were no pledged securities at the Federal Reserve Bank as of June 30, 2014.  The credit facility account had $0 balance as of June 30, 2014 and 2013.

All Borrowings Outstanding
For all borrowings outstanding the weighted average interest rate for advances at June 30, 2014 and 2013 was 1.17% and 2.23%, respectively.  The weighted average amount outstanding was $32,618,000 and $38,781,000 for the years ended June 30, 2014 and 2013, respectively.

The maximum amount outstanding at any month-end was $51,454,000 and $41,249,000 during the years ended June 30, 2014 and 2013, respectively.

NOTE 12:     Subordinated Debentures

On September 28, 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to Eagle Bancorp Statutory Trust I (“the Trust”).  The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000.  Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders on December 15, 2005.  The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 15, 2010 then became variable at 3-Month LIBOR plus 1.42%, making the rate 1.651% and 1.693% as of June 30, 2014, and 2013, respectively.  Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years.  The preferred securities mature in December 15, 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date.

For the years ended June 30, 2014 and June 30, 2013, interest expense on the subordinated debentures was $87,000 and $93,000, respectively.

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

The Company leases certain office branches under short-term operating leases.  Some of these leases have renewal options.  Total lease expenditures were $511,000 and $296,000 for the years ended June 30, 2014 and 2013, respectively.  The future payments of all lease obligations are as follows:

Years Ended June 30,	Amount
(In Thousands)
2015	$474
2016	432
2017	350
2018	333
2019	339
Thereafter	664

Total	2,592

NOTE 14:     Accumulated Other Comprehensive Income (Loss)

The following table includes information regarding the activity in accumulated other comprehensive income (loss):

	Gains (Losses)	Unrealized (Losses)
	on Derivatives	Gains on Investment
	Designated as	Securities
	Cash Flow Hedges	Available for Sale	Total
	(In Thousands)

Balance, July 1, 2013	$345	$(3,729)	$(3,384)
Other comprehensive income,
before reclassifications and income taxes	461	3,093	3,554
Amounts reclassified from accumulated other
comprehensive income (loss), before income taxes	(582)	(1,073)	(1,655)
Income tax benefit (expense)	49	(823)	(774)
Total other comprehensive (loss) income	(72)	1,197	1,125
Balance, June 30, 2014	$273	$(2,532)	$(2,259)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14:     Accumulated Other Comprehensive Income (Loss) – continued

		Unrealized
	Gains (Losses)	Gains (Losses)
	on Derivatives	on Investment
	Designated as	Securities
	Cash Flow Hedges	Available for Sale	Total
	(In Thousands)

Balance, July 1, 2012	$114	$2,159	$2,273
Other comprehensive income (loss),
before reclassifications and income taxes	582	(8,676)	(8,094)
Amounts reclassified from accumulated other
comprehensive income, before income taxes	(193)	(1,261)	(1,454)
Income tax (expense) benefit	(158)	4,049	3,891
Total other comprehensive income (loss)	231	(5,888)	(5,657)
Balance, June 30, 2013	$345	$(3,729)	$(3,384)

NOTE 15:     Income Taxes

The components of the Company’s income tax provision were as follows:

	Years Ended June 30,

	2014	2013
	(In Thousands)
Current
U.S. federal	$(164)	$21
Montana	(33)	4
	(197)	25
Deferred
U.S. federal	(113)	(563)
Montana	(40)	(112)
	(153)	(675)

Total	$(350)	$(650)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:      Income Taxes – continued

The nature and components of deferred tax assets and liabilities, which were a component of other assets in the accompanying statement of financial condition, were as follows:

	June 30,

	2014	2013
	(In Thousands)
Deferred tax assets:
Deferred compensation	$483	$473
Loans receivable	715	594
Unrealized losses on securities available-for-sale	1,742	2,565
Deferred loan fees	191	84
Acquisition costs	714	772
Other	361	252
Total deferred tax assets	4,206	4,740
Deferred tax liabilities:
Premises and equipment	1,016	1,126
FHLB stock	529	529
Unrealized gain on hedging	188	237
Other	389	143
Total deferred tax liabilities	2,122	2,035

Net deferred tax asset	$2,084	$2,705

The Company believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations.  Accordingly, these assets have not been reduced by a valuation allowance.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:      Income Taxes – continued

A reconciliation of the Company’s effective income tax provision to the statutory federal income tax rate is as follows:

	Years Ended June 30,
	2014		2013
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income
	(Dollars in Thousands)
Federal income taxes at the statutory rate	$599	34.00%	450	34.00%
State income taxes	119	6.75%	89	6.75%
Tax-exempt interest income	(574)	-32.30%	(550)	-42.02%
Income from bank-owned life insurance	(165)	-9.30%	(147)	-11.19%
New Market Tax Credits	(380)	-21.39%	(380)	-29.01%
Other, net	51	2.36%	(112)	-7.63%

Actual tax benefit and effective tax rate	$(350)	-19.88%	(650)	-49.10%

Prior to January 1, 1987, the Company was allowed a special bad debt deduction limited generally in the current year to 32% (net of preference tax) of otherwise taxable income and subject to certain limitations based on aggregate loans and savings account balances at the end of the year.  If the amounts that qualified as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, they will be subject to federal income tax at the then current corporate rate.  Retained earnings includes approximately $852,000 at both June 30, 2014 and 2013, for which federal income tax has not been provided.

The Company has equity investments in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The federal tax credit benefits were $380,000 for the years ended June 30, 2014 and 2013.  The balance of these credits was $2,204,000 and $2,584,000 as of June 30, 2014 and 2013, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16:      Supplemental Cash Flow Information

	Years Ended June 30,

	2014	2013
	(In Thousands)
Supplemental Cash Flow Information:
Cash paid during the year for interest	$2,063	$2,331
Cash paid during the year for income taxes	109	497
Non-Cash Investing Activities:
Increase (decrease) in market
value of securities available-for-sale	2,020	(9,936)
Mortgage servicing rights recognized	1,194	1,726
Loans transferred to real estate and
other assets acquired in foreclosure	51	569
Real estate acquired in foreclosure
transferred to premises and equipment	-	306
Treasury shares reissued for compensation	193	206
Employee Stock Ownership Plan shares released	180	174

NOTE 17:      Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined).  Management believes, as of June 30, 2014 and 2013, that the Bank meets all capital adequacy requirements to which it is subject.

To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table below.  The Bank’s actual capital amounts and ratios are presented in the table below:

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17:      Regulatory Capital Requirements – continued

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions

June 30, 2014:	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
Total Risk-based Capital
to Risk Weighted Assets
Consolidated	$53,310	16.23%	$26,276	8.00%	$	N/A	N/A	%
Bank	46,516	14.27	26,083	8.00		32,603	10.00

Tier I Capital to
Risk Weighted Assets
Consolidated	51,185	15.58	13,138	4.00		N/A	N/A
Bank	44,457	13.64	13,041	4.00		19,562	6.00

Tier I Capital to
Adjusted Total Assets
Consolidated	51,185	9.43	16,288	3.00		N/A	N/A
Bank	44,457	8.43	15,814	3.00		26,357	5.00

Tangible Capital to
Adjusted Total Assets
Consolidated	51,185	9.43	8,144	1.50		N/A	N/A
Bank	44,457	8.43	7,907	1.50		N/A	N/A

June 30, 2013:

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

NOTE 17:     Regulatory Capital Requirements – continued

A reconciliation of the Bank’s capital determined by generally accepted accounting principles to capital defined for regulatory purposes, is as follows:

	June 30,

	2014	2013
	(In Thousands)
Capital determined by generally
accepted accounting principles	$50,004	$47,808
Unrealized loss on securities available-for-sale	2,505	3,683
Unrealized gain on forward delivery commitments	(273)	(345)
Goodwill and core deposit intangible	(7,779)	(7,812)
Tier I (core) capital	44,457	43,334
General allowance for loan losses	2,059	1,840

Total risk based capital	$46,516	$45,174

Dividend Limitations

Under OCC regulations that became effective April 1, 1999, savings associations such as the Bank generally may declare annual cash dividends up to an amount equal to net income for the current year plus net income retained for the two preceding years.  Dividends in excess of such amount require OCC approval.  The Bank has paid dividends totaling $1,030,000 and $476,000 to the Company during the years ended June 30, 2014, and 2013, respectively.  The Company had paid quarterly dividends of $0.0725 per share to its shareholders for the year ended June 30, 2014.  The Company had paid quarterly dividends of $0.07125 per share in the first three quarters and paid $0.0725 per share in the fourth quarter for the year ended June 30, 2013.

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

NOTE 17:     Regulatory Capital Requirements – continued

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

NOTE 18:     Related Party Transactions

The Bank has contracted with a subsidiary of a company which is partially owned by one of the Company’s directors.  The Bank paid $3,000 during the year ended June 30, 2014 for support services, and an additional $33,000 for computer hardware and software used by the Bank for its computer network.  For the year ended June 30, 2013, expenditures were $68,000 for support services and $318,000 for computer hardware and software.

In 2007, the Bank also made a construction loan, in the normal course of lending, to this same affiliated entity for the construction of an office building.  In fiscal 2008 the construction was completed and the loan was refinanced into $7,500,000 permanent financing.  On July 9, 2008, 80.0%, or $6,000,000 was sold to the Montana Board of Investments.  As of June 30, 2014 this loan’s principal balance was $6,017,000 ($1,203,000 net of participation sold). The Bank maintains the servicing for this loan and the loan is current.

NOTE 19:     Business Combination

On June 29, 2012, the Company and Sterling Savings Bank, a Washington state-chartered bank (“Sterling”) entered into a Purchase and Assumption Agreement (the “Agreement”) pursuant to which Eagle agreed to purchase Sterling’s banking operations in the state of Montana, including seven branch locations, certain deposit liabilities, loans and other assets and liabilities associated with such branch locations.   The actual amount of deposits, loans and value of other assets and liabilities transferred to Eagle and the actual price paid was determined at the time of the closing of the transaction, in accordance with the terms and conditions of the Agreement.  The closing of the transaction was subject to the terms and conditions set forth in the Agreement. The transaction was completed on November 30, 2012.  The final purchase price was $8.07 million and exceeded the estimated fair value of tangible net assets acquired by approximately $8.07 million, which was recorded as goodwill and intangible assets.

Cash flow information relative to the asset purchase agreement was as follows (in thousands):

Fair value of net assets acquired	$182,463
Cash paid for deposit premium	(8,065)
Liabilities assumed	(182,463)

Goodwill and intangible assets recorded	$(8,065)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19:     Business Combination – continued

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19:     Business Combination – continued

Information about the Sterling loan portfolio that was acquired, at the acquisition date, was as follows (in thousands):

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

Direct costs related to the Sterling acquisition were expensed as incurred in the year ended June 30, 2013.  These acquisition and integration expenses included salaries and benefits, technology and communications, occupancy and equipment, professional services and other noninterest expenses.  No acquisition costs were incurred for the year ended June 30, 2014.  $1.92 million of acquisition costs were incurred and expensed during the year ended June 30, 2013.

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

NOTE 19:     Business Combination – continued

ASSETS
Cash and cash equivalents	$149,764
Loans receivable	215,159
Premises and equipment	18,541
Goodwill and intangible assets	8,065
Investment securities	89,277
Other assets	28,956

Total assets	$509,762

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$402,452
Other liabilities	53,660
Equity	53,650

Total liabilities and shareholders' equity	$509,762

Operations of the branches acquired have been included in the consolidated financial statements since December 1, 2012.  The Company does not consider these branches a separate reporting unit and does not track the amount of revenues and net income attributable to these branches since the acquisition.  As such, it is impracticable to determine such amounts for the twelve months ended June 30, 2014.

The following table presents unaudited pro forma results of operations for the twelve months ended June 30, 2014 and 2013 as if the acquisition of the Sterling branches had occurred on July 1, 2011 (in thousands).  This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments and amortization of the core deposit intangible asset.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company purchased and assumed the assets and liabilities of the Sterling branches at July 1, 2011.  Cost savings are also not reflected in the unaudited pro forma amounts for the twelve months ended June 30, 2014 and 2013.

	Years Ended June 30,
	2014	2013

Net interest income	$15,236	$13,446
Noninterest income	10,041	13,644
Noninterest expense	22,908	23,642
Net income1)	2,111	3,171

Pro forma earnings per share1)
Basic	0.54	0.81
Diluted	0.53	0.80

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19:     Business Combination – continued

1)
Significant assumptions utilized include the acquisition cost noted above, amortization/accretion of interest rate fair value adjustments, amortization of the core deposit intangible asset and a 25% effective tax rate for the year ended June 30, 2013.

NOTE 20:     Employee Benefits

Profit Sharing Plan

The Company provides a noncontributory profit sharing plan for eligible employees who have completed one year of service.  The amount of the Company’s annual contribution, limited to a maximum of 15% of qualified employees’ salaries, is determined by the Board of Directors (the “Board”).  Profit sharing expense was $379,000 and $295,000 for the years ended June 30, 2014 and 2013, respectively.

The Company’s profit sharing plan includes a 401(k) feature.  At the discretion of the Board, the Company may match up to 50% of participants’ contributions up to a maximum of 4% of participants’ salaries.  For the years ended June 30, 2014 and 2013, the Company’s match totaled $148,000 and $96,000, respectively.

Deferred Compensation Plans

The Company has entered into deferred compensation contracts with current key employees.  The contracts provide fixed benefits payable in equal annual installments upon retirement.  The Company purchased life insurance contracts that may be used to fund the payments.  The charge to expense is based on the present value computations of anticipated liabilities.  For the years ended June 30, 2014 and 2013, the total expense was $131,000 and $212,000, respectively.    The Company has recorded a liability for the deferred compensation plan of $1,186,000 and $1,162,000 at June 30, 2014 and 2013, respectively, which is included in the balance of accrued expenses and other liabilities.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20:     Employee Benefits – continued

Total ESOP expenses of $142,000 and $131,000 were recognized in fiscal 2014 and 2013, respectively. 16,616 shares were released and allocated to participants during the year ended June 30, 2014.  The cost of the 122,368 ESOP shares ($1,224,000 at June 30, 2014) that have not yet been allocated or committed to be released to participants is deducted from shareholders’ equity.  The fair value of these shares was approximately $1,285,000 at that date.

Stock Incentive Plan

The Company adopted the Stock Incentive Plan (“the Plan”) on November 1, 2011.  The Plan provides for different types of awards including stock options, restricted stock and performance shares.  Under the Plan, 98,571 shares of restricted stock were granted to directors and certain officers during fiscal 2012.  Shares of restricted stock vest in equal installments over five years beginning one year from the grant date.  There were 8,674 shares of restricted stock granted under the Plan during fiscal 2014 and no shares of restricted stock granted under the Plan during fiscal 2013.  There were 6,505 shares of restricted stock forfeited under the Plan during fiscal 2014 and 8,674 shares of restricted stock forfeited under the Plan during fiscal 2013. The Company expects the total expense over the vesting periods to be approximately $928,000.  $193,000 and $206,000 was recognized as an expense during fiscal year 2014 and 2013, respectively, and is included in salaries and employee benefits in the consolidated statements of income.  The remaining expense of approximately $399,000 is expected to be fully recognized by November 2017.

NOTE 21:     Financial Instruments and Off-Balance-Sheet Activities

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21:     Financial Instruments and Off-Balance-Sheet Activities – continued

The notional amounts of the Company’s commitments to extend credit at fixed and variable interest rates were approximately $5,421,000 and $7,076,000 at June 30, 2014 and 2013, respectively.  Fixed rate commitments are extended at rates ranging from 2.79% to 5.13% and 2.13% to 5.00% at June 30, 2014 and 2013, respectively.  The Company has lines of credit representing credit risk of approximately $88,603,000 and $79,850,000 at June 30, 2014 and 2013, respectively, of which approximately $41,239,000 and $36,434,000 had been drawn at June 30, 2014 and 2013, respectively. The Company has credit cards issued representing credit risk of approximately $1,091,000 and $965,000 at June 30, 2014 and 2013, respectively, of which approximately $71,000 and $79,000 had been drawn at June 30, 2014 and 2013, respectively.  The Company has letters of credits issued representing credit risk of approximately $4,058,000 and $2,882,000 at June 30, 2014 and 2013, respectively.

Derivative loan commitments – Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held-for-sale upon funding. The Company enters into commitments to fund residential mortgage loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the rate lock.

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of interest rate lock commitments was $5,241,000 and $7,076,000 at June 30, 2014 and 2013, respectively.  The fair value of such commitments was insignificant.

The Company has no other off-balance-sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22:     Derivatives and Hedging Activities

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

The fixed rate loan hedged has an original maturity of 20 years and is not callable.  This loan is hedged with a “pay fixed rate, receive variable rate” swap with a similar notional amount, maturity, and fixed rate coupons. The swap is not callable. The loan had an outstanding principal balance of $10,830,000 and $11,191,000, and the interest rate swap had a notional value of $10,830,000 and $11,191,000, at June 30, 3014, and 2013, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22:     Derivatives and Hedging Activities – continued

Interest rate contracts – continued

Effect of Derivative Instruments on Statement of Financial Condition
Fair Value of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
(In Thousands)
Derivatives designed
as fair value hedging
instruments					Other		Other
Interest rate contracts	n/a	$-	n/a	$-	Liabilities	$250	Liabilities	$115

Change in fair value of
financial instrument
being hedged
Interest rate contracts	Loans	$173	Loans	$101	n/a	$-	n/a	$-

Effect of Derivative Instruments on Statement of Income
For the Years Ended June 30, 2014 and 2013
(In Thousands)
		Amount of
	Location of	(Loss) Gain
	(Loss) Gain	Recognized in
Derivatives Designated	Recognized in	Income on Derivative
as Hedging Instruments	Income on Derivative	2014	2013

Interest rate contracts	Noninterest income	$(63)	$204

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

As of June 30, 2014 and 2013, the Company had entered into commitments to deliver approximately $16,839,000 and $20,314,000 respectively, in loans to various investors, all at fixed interest rates ranging from 2.75% to 4.88% and 2.17% to 6.00% at June 30, 2014 and 2013, respectively.  The Company had approximately $461,000 and $582,000 of gains deferred as a result of the forward delivery commitments entered into as of June 30, 2014 and 2013, respectively.  The fair value of such commitments is insignificant.

The Company did not have any gains or losses reclassified into earnings as a result of the ineffectiveness of its hedging activities.  The Company considers its hedging activities to be highly effective.

The Company did not have any gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time frame as of June 30, 2014.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22:     Derivatives and Hedging Activities – continued

Forward delivery commitments – continued

Refer to Note 21 for additional information regarding the Company’s use of derivative loan commitments. These derivative instruments are not designated as hedging instruments.

NOTE 23:     Fair Value Disclosures

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, the Company establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

NOTE 23:     Fair Value Disclosures – continued

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

Available-for-Sale Securities – Securities classified as available-for-sale are reported at fair value utilizing Level 1 and Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria.

Loans Held-for-Sale – These loans are reported at fair value. Fair value is determined based on expected proceeds based on sales contracts and commitments and are considered Level 2 inputs.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23:     Fair Value Disclosures – continued

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2014
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial Assets:
Available-for-sale securities
U.S. Government and agency	$-	$41,306	$-	$41,306
Municipal obligations	-	80,364	-	80,364
Corporate obligations	-	5,964	-	5,964
Mortgage-backed securities				-
government-backed	-	29,158	-	29,158
CMOs - government backed	-	32,761	-	32,761
Loan subject to fair value hedge	-	11,003	-	11,003
Loans held-for-sale	-	17,245	-	17,245
Financial Liabilities:
Derivative financial instruments	-	250	-	250

	June 30, 2013
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial Assets:
Available-for-sale securities
U.S. Government and agency	$-	$50,931	$-	$50,931
Municipal obligations	-	84,436	-	84,436
Corporate obligations	-	9,061	-	9,061
Mortgage-backed securities				-
government-backed	-	26,902	-	26,902
CMOs - government backed	-	47,633	-	47,633
Loan subject to fair value hedge	-	11,292	-	11,292
Loans held-for-sale	-	20,807	-	20,807
Financial Liabilities:
Derivative financial instruments	-	115	-	115

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23:     Fair Value Disclosures – continued

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2014
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$1,578	$1,578
Repossessed assets	-	-	458	458

	June 30, 2013
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$1,856	$1,856
Repossessed assets	-	-	550	550

During the year ended June 30, 2014, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $1,644,000 were reduced by specific valuation allowance allocations totaling $66,000 to a total reported fair value of $1,578,000 based on collateral valuations utilizing Level 3 valuation inputs.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23:     Fair Value Disclosures – continued

Quantitative Information about Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Banks’s Level 3 financial assets and liabilities, the valuation techniques used to measure the fair value of those financial assets and liabilities, and the significant unobservable inputs and the ranges of values for those inputs:

	Fair Value at		Principal	Significant	Range of
	June 30,		Valuation	Unobservable	Significant Input
Instrument	2014	2013	Technique	Inputs	Values
(Dollars in Thousands)

			Appraisal of	Appraisal
Impaired loans	$1,578	$1,856	collateral (1)	adjustments	10-30%

			Appraisal of	Liquidation
Repossessed assets	$458	$550	collateral (1) (3)	expenses (2)	10-30%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable, less associated allowance.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23:     Fair Value Disclosures – continued

FASB ASC Topic 825 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. Below is a table that summarizes the fair market values of all financial instruments of the Company at June 30, 2014 and 2013, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

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

	June 30, 2014
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$6,819	$-	$-	$6,819	$6,819
FHLB stock	1,878	-	-	1,878	1,878
Loans receivable, net	-	-	267,945	267,945	261,410
Accrued interest on dividends receivable	2,429	-	-	2,429	2,429
Mortgage servicing rights	-	-	4,999	4,999	3,756
Cash surrender value of
life insurance	11,082	-	-	11,082	11,082
Financial Liabilities:
Non-maturing interest bearing deposits	-	216,418	-	216,418	216,418
Non-interest bearing deposits	58,432	-	-	58,432	58,432
Time certificates of deposit	-	-	153,078	153,078	152,195
Accrued expenses and other liabilities	3,749	-	-	3,749	3,749
Advances from the FHLB & other borrowings	-	-	51,917	51,917	51,454
Subordinated debentures			3,854	3,854	5,155
Off-Balance-Sheet Instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23:     Fair Value Disclosures – continued

	June 30, 2013
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$6,161	$-	$-	$6,161	$6,161
FHLB stock	1,931	-	-	1,931	1,931
Loans receivable, net	-	-	206,426	206,426	201,529
Accrued interest on dividends receivable	2,387	-	-	2,387	2,387
Mortgage servicing rights	-	-	3,589	3,589	3,192
Cash surrender value of
life insurance	10,869	-	-	10,869	10,869
Financial Liabilities:
Non-maturing interest bearing deposits	-	207,288	-	207,288	207,288
Non-interst bearing deposits	52,972	-	-	52,972	52,972
Time certificates of deposit	-	-	158,452	158,452	157,491
Accrued expenses and other liabilities	3,535	-	-	3,535	3,535
Advances from the FHLB & other borrowings	-	-	35,611	35,611	34,861
Subordinated debentures			3,860	3,860	5,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

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

Securities held-to-maturity – Securities classified as held-to-maturity are reported at amortized cost. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

Stock in the FHLB – The fair value of stock in the FHLB approximates redemption value.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23:     Fair Value Disclosures – continued

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

Mortgage servicing rights – The fair value of servicing rights was determined using discount rates ranging from 10.00% to 12.00%, prepayment speeds ranging from 100.00% to 385.00% PSA, depending on stratification of the specific right.  The fair value was also adjusted for the effect of potential past dues and foreclosures.

Deposits and time certificates of deposit – The fair value of deposits with no stated maturity, such as checking, passbook, and money market, is equal to the amount payable on demand.  The fair value of time certificates of deposit is based on the discounted value of contractual cash flows.  The discount rate is estimated using the rates currently offered for deposits of similar maturities.

Advances from the FHLB & Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective June 30, 2014 and 2013, respectively if the borrowings repriced according to their stated terms.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24:     Condensed Parent Company Financial Statements

Included below are the condensed financial statements of Eagle Bancorp Montana, Inc.:

Condensed Statements of Financial Condition

	June 30,
	2014	2013
	(In Thousands)
ASSETS:
Cash and cash equivalents	$297	$185
Securities available-for-sale	4,991	5,289
Investment in Eagle Bancorp Statutory Trust I	155	155
Investment in American Federal Savings Bank	50,004	47,808
Other assets	1,441	959

Total assets	$56,888	$54,396

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and accrued expenses	28	9
Long-term subordinated debt	5,155	5,155
Shareholders' equity	51,705	49,232

Total liabilities and shareholders' equity	$56,888	$54,396

Condensed Statements of Income

	Years Ended June 30,
	2014	2013
	(In Thousands)

Interest income	$139	$216
Interest expense	(87)	(93)
Noninterest income	15	367
Noninterest expense	(556)	(2,252)
Loss before income taxes	(489)	(1,762)
Income tax benefit	(478)	(827)
Loss before equity in undistributed
earnings of American Federal Savings Bank	(11)	(935)
Equity in undistributed earnings
of American Federal Savings Bank	2,122	2,908

Net income	$2,111	$1,973

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24:     Condensed Parent Company Financial Statements – continued

Condensed Statements of Cash Flow

	Years Ended June 30,
	2014	2013
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,111	$1,973
Adjustments to reconcile net income
to net cash used in operating activities:
Equity in undistributed earnings
of American Federal Savings Bank	(2,122)	(2,908)
Other adjustments, net	(448)	(923)
Net cash used in operating activities	(459)	(1,858)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash contributions from American Federal Savings Bank	1,030	476
Cash distributions to American Federal Savings Bank	-	(7,000)
Activity in available-for-sale securities:
Sales	427	9,757
Maturities, principal payments and calls	371	785
Purchases	(492)	(3,735)
Net cash provided by investing activities	1,336	283

CASH FLOWS FROM FINANCING ACTIVITIES:
Employee Stock Ownership Plan payments and dividends	178	168
Treasury shares reissued for compensation	193	206
Dividends paid	(1,136)	(1,114)
Net cash used in financing activities	(765)	(740)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	112	(2,315)

CASH AND CASH EQUIVALENTS, beginning of period	185	2,500

CASH AND CASH EQUIVALENTS, end of period	$297	$185

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25:     Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations:

	Year ended June 30, 2014

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in Thousands, Except Per Share Data)
Interest and dividend income	$4,141	$4,317	$4,321	$4,502
Interest expense	524	516	502	503
Net interest income	3,617	3,801	3,819	3,999
Loan loss provision	159	153	128	168
Net interest income after loan loss provision	3,458	3,648	3,691	3,831
Noninterest income	3,098	2,469	2,123	2,351
Noninterest expense	5,853	5,613	5,699	5,743
Income before income tax expense	703	504	115	439
Income tax expense	36	30	7	(423)
Net income	$667	$474	$108	$862

Other comprehensive (loss) income	$(1,470)	$(863)	$1,874	$1,584
Basic earnings per common share	$0.17	$0.12	$0.03	$0.22
Diluted earnings per common share	$0.17	$0.12	$0.03	$0.21

	Year ended June 30, 2013

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in Thousands, Except Per Share Data)
Interest and dividend income	$3,225	$3,499	$4,109	$3,962
Interest expense	566	586	535	557
Net interest income	2,659	2,913	3,574	3,405
Loan loss provision	235	187	116	140
Net interest income after loan loss provision	2,424	2,726	3,458	3,265
Noninterest income	1,575	1,917	3,273	3,549
Noninterest expense	3,435	4,786	6,453	6,190
Income before income tax expense	564	(143)	278	624
Income tax expense	142	(103)	(629)	(60)
Net income (loss)	$422	$(40)	$907	$684

Other comprehensive income (loss)	$141	$(467)	$(1,157)	$(4,174)
Basic earnings per common share	$0.11	$-0.01	$0.23	$0.18
Diluted earnings per common share	$0.11	$-0.01	$0.23	$0.17

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26:     Subsequent Events

On July 1, 2014, the Company announced that its Board had authorized the repurchase of up to 200,000 shares of its common stock, representing approximately 5.1% of outstanding shares. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations.

On August 28, 2014, the Board of Eagle approved a change in the Company’s fiscal year end from June 30 to December 31 of each year.  The fiscal year change is effective beginning with the Company’s 2015 fiscal year, which will now begin on January 1, 2015 and end on December 31, 2015.