Form 10-Q
period 2014-09-30
Eagle Bancorp Montana, Inc.
filed 2014-11-12
CIK 1478454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

(406) 442-3080
(Issuer's telephone number)

Website address: www.opportunitybank.com

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

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).   Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	3,866,233 shares outstanding
As of November 12, 2014

Signatures		38

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	competition among depository and other financial institutions;
•	changes in the prices, values and sales volume of residential and commercial real estate in Montana;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	changes or volatility in the securities markets;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to successfully integrate acquired entities or businesses;
•	the possibility of goodwill impairment charges in the future;
•	changes in consumer spending, borrowing and savings habits;
•	our ability to continue to increase and manage our commercial and residential real estate, multi-family, and commercial business loans;
•	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
•	cyber- security risks, including “denial of service,” “hacking” and “identity theft,” that could adversely affect our business and financial performance, or our reputation;
•	the level of future deposit premium assessments;
•	the impact of the current economic conditions on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;
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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.  For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, any subsequent Reports on Form 10-Q and Form 8-K, and other filings with the SEC.  We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	September 30,	June 30,
	2014	2014
ASSETS:
Cash and due from banks	$3,295	$6,208
Interest-bearing deposits with banks	615	611
Total cash and cash equivalents	3,910	6,819

Securities available-for-sale	178,428	189,553
Federal Home Loan Bank stock	1,878	1,878
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	21,656	17,245
Loans receivable, net of deferred loan fees of $456 at September 30, 2014 and $413 at June 30, 2014 and allowance for loan losses of $2,300 at
September 30, 2014 and $2,125 at June 30, 2014	298,613	273,991
Accrued interest and dividends receivable	2,340	2,429
Mortgage servicing rights, net	3,913	3,756
Premises and equipment, net	20,037	20,101
Cash surrender value of life insurance	11,653	11,082
Real estate and other repossessed assets acquired in settlement of loans, net	619	458
Goodwill	7,034	7,034
Core deposit intangible, net	703	745
Other assets	2,927	3,862

Total assets	$553,866	$539,108

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	September 30,	June 30,
	2014	2014
LIABILITIES:
Deposit accounts:
Noninterest bearing	$66,263	$58,432
Interest bearing	373,882	368,613
Total deposits	440,145	427,045

Accrued expenses and other liabilities	4,749	3,749
Federal Home Loan Bank advances and other borrowings	51,172	51,454
Subordinated debentures	5,155	5,155
Total liabilities	501,221	487,403

SHAREHOLDERS' EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares
issued or outstanding)	-	-
Common stock (par value $0.01 per share; 8,000,000 shares authorized;
4,083,127 shares issued; 3,866,233 and 3,916,233 shares outstanding
at September 30, 2014 and June 30, 2014, respectively)	41	41
Additional paid-in capital	22,126	22,123
Unallocated common stock held by Employee Stock Ownership Plan	(1,182)	(1,224)
Treasury stock, at cost	(2,333)	(1,800)
Retained earnings	35,252	34,824
Net accumulated other comprehensive loss	(1,259)	(2,259)
Total shareholders' equity	52,645	51,705

Total liabilities and shareholders' equity	$553,866	$539,108

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$3,658	$3,121
Securities available-for-sale	1,044	1,019
Interest on deposits with banks	1	1
Total interest and dividend income	4,703	4,141

INTEREST EXPENSE:
Deposits	338	321
Federal Home Loan Bank advances and other borrowings	156	182
Subordinated debentures	21	21
Total interest expense	515	524

NET INTEREST INCOME	4,188	3,617

Loan loss provision	215	159

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	3,973	3,458

NONINTEREST INCOME:
Service charges on deposit accounts	284	279
Net gain on sale of loans (includes $461 and $582 for the three months ended September 30, 2014 and 2013, respectively,
related to accumulated other comprehensive earnings reclassification)	1,398	1,591
Mortgage loan servicing fees	380	314
Wealth management income	112	122
Net gain on sale of available-for-sale securities (includes $194 and $431 for the three months ended September 30, 2014 and 2013, respectively,
related to accumulated other comprehensive earnings reclassification)	194	431
Net loss on sale of real estate owned and other repossessed property	(1)	(28)
Net (loss) gain on fair value hedge	(47)	23
Other noninterest income	337	366
Total noninterest income	2,657	3,098

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)
 (Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
NONINTEREST EXPENSE:
Salaries and employee benefits	3,131	3,342
Occupancy and equipment expense	695	687
Data processing	540	448
Advertising	166	251
Amortization of mortgage servicing rights	166	193
Amortization of core deposit intangible and tax credits	105	109
Federal insurance premiums	73	84
Postage	44	42
Legal, accounting and examination fees	262	124
Consulting fees	176	86
Other noninterest expense	507	487
Total noninterest expense	5,865	5,853

INCOME BEFORE INCOME TAXES	765	703

Income tax expense (includes $688 and ($1,011) for the three months ended September 30, 2014 and 2013, respectively,
related to income tax expense (benefit) from reclassification items)	47	36

NET INCOME	$718	$667

BASIC EARNINGS PER SHARE	$0.18	$0.17

DILUTED EARNINGS PER SHARE	$0.18	$0.17

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC EPS)	3,889,603	3,898,685

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED EPS)	3,944,406	3,977,542

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Dollars in Thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013

NET INCOME	$718	$667

OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in fair value of investment securities
available for sale, before income taxes	1,713	(2,058)
Reclassification for realized gains and losses on investment
securities included in income, before income tax	(194)	(431)
Change in fair value of derivatives designated as cash flow hedges,
before income taxes	630	590
Reclassification for realized gains and losses on derivatives
designated as cash flow hedges, before income taxes	(461)	(582)
Total other items of comprehensive income (loss)	1,688	(2,481)

Income tax (expense) benefit related to:
Investment securities	(619)	1,014
Derivatives designated as cash flow hedges	(69)	(3)
	(688)	1,011

COMPREHENSIVE INCOME (LOSS)	$1,718	$(803)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended September 30, 2014 and 2013
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

							ACCUMULATED
				UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	LOSS	TOTAL

Balance at July 1, 2013	$-	$41	$22,109	$(1,390)	$(1,993)	$33,849	$(3,384)	$49,232

Net income						667		667

Other comprehensive loss							(1,470)	(1,470)

Dividends paid ($0.0725 per share)						(283)		(283)

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (4,154 shares)			5	42				47

Balance at September 30, 2013	$-	$41	$22,114	$(1,348)	$(1,993)	$34,233	$(4,854)	$48,193

Balance at July 1, 2014	$-	$41	$22,123	$(1,224)	$(1,800)	$34,824	$(2,259)	$51,705

Net income						718		718

Other comprehensive income							1,000	1,000

Dividends paid ($0.0750 per share)						(290)		(290)

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (4,154 shares)			3	42				45

Treasury stock purchased (50,000 shares at $10.65 average cost per share)					(533)			(533)

Balance at September 30, 2014	$-	$41	$22,126	$(1,182)	$(2,333)	$35,252	$(1,259)	$52,645

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)
	Three Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$718	$667
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loan loss provision	215	159
Depreciation	292	283
Net amortization of investment securities premium and discounts	559	895
Amortization of mortgage servicing rights	166	193
Amortization of core deposit intangible and tax credits	105	109
Net gain on sale of loans	(1,398)	(1,591)
Net gain on sale of available-for-sale securities	(194)	(431)
Net appreciation in cash surrender value of life insurance	(76)	(83)
Net loss on sale of real estate owned and other repossessed assets	1	28
Net loss (gain) on fair value hedge	47	(23)
Change in assets and liabilities:
Decrease (increase) in assets:
Accrued interest and dividends receivable	89	48
Loans held-for-sale	(2,844)	1,688
Other assets	185	43
Increase in liabilities:
Accrued expenses and other liabilities	997	297
Net cash (used in) provided by operating activities	(1,138)	2,282

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	9,646	16,149
Maturities, principal payments and calls	4,060	9,738
Purchases	(1,427)	(11,710)
Federal Home Loan Bank stock redeemed	-	17
Loan origination and principal collection, net	(25,325)	(19,247)
Purchases of bank owned life insurance	(495)	-
Proceeds from sale of real estate and other repossessed
assets acquired in settlement of loans	3	26
Additions to premises and equipment	(228)	(141)
Net cash used in investing activities	(13,766)	(5,168)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$13,100	$10,529
Net short-term payments on Federal Home Loan Bank and other borrowings	(232)	(6,345)
Payments on long-term Federal Home Loan Bank and other borrowings	(50)	(50)
Dividends paid	(290)	(283)
Purchase of treasury stock, at cost	(533)	-
Net cash provided by financing activities	11,995	3,851

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,909)	965

CASH AND CASH EQUIVALENTS, beginning of period	6,819	6,161

CASH AND CASH EQUIVALENTS, end of period	$3,910	$7,126

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$545	$532

Cash paid during the period for income taxes	$80	$-

NON-CASH INVESTING ACTIVITIES:
Increase (decrease) in market value of securities available-for-sale	$1,519	$(2,489)

Mortgage servicing rights recognized	$323	$421

Loans transferred to real estate and other assets acquired in foreclosure	$165	$-

Employee Stock Ownership Plan shares released	$45	$46

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income and cash flows for the unaudited interim periods.

In August 2014, the Board of Directors of Eagle Bancorp Montana, Inc. (“the Company” or “Eagle”) approved a change in the Company’s year end from June 30 to December 31 of each year.  The year change is effective beginning with the Company’s 2015 fiscal year, which will now begin on January 1, 2015 and end on December 31, 2015.  The results of operations for the three month period ended September 30, 2014 are not necessarily indicative of the results to be expected for the six months ending December 31, 2014 or any other period.  The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-K for the fiscal year ended June 30, 2014.

The Company evaluated subsequent events for potential recognition and/or disclosure through November 12, 2014 the date the consolidated financial statements were issued.

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	September 30, 2014				June 30, 2014
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(In Thousands)
Available-for-Sale:
U.S. government and
agency obligations	$36,643	$45	$(446)	$36,242	$41,955	$48	$(697)	$41,306
Municipal obligations	82,964	1,316	(2,523)	81,757	82,882	1,079	(3,597)	80,364
Corporate obligations	5,987	25	(58)	5,954	5,984	22	(42)	5,964
Mortgage-backed securities -
government backed	25,173	27	(339)	24,861	29,448	79	(369)	29,158
CMOs - government backed	30,415	29	(830)	29,614	33,557	40	(836)	32,761
Total	$181,182	$1,442	$(4,196)	$178,428	$193,826	$1,268	$(5,541)	$189,553

For the three months ended September 30, 2014 and 2013, net proceeds from sales of securities available-for-sale were $9,646,000 and $16,149,000, respectively.  For the three months ended September 30, 2014 and 2013 gross realized gains were $245,000 and $480,000, respectively and gross realized losses were $51,000 and $49,000, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

The amortized cost and fair value of securities at September 30, 2014 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$1,480	$1,489
Due from one to five years	3,348	3,349
Due from five to ten years	19,435	19,133
Due after ten years	101,331	99,982
	125,594	123,953
Mortgage-backed securites - government-backed	25,173	24,861
CMOs - government backed	30,415	29,614
Total	$181,182	$178,428

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	September 30, 2014
	Less Than 12 Months		12 Months or Longer
		Gross	Estimated	Gross
	Fair	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$16,710	$110	$11,438	$336
Municipal obligations	535	42	56,827	2,481
Corporate obligations	991	9	1,952	49
Mortgage-backed and CMOs	10,569	151	37,528	1,018
Total	$28,805	$312	$107,745	$3,884

	June 30, 2014
	Less Than 12 Months		12 Months or Longer
		Gross	Estimated	Gross
	Fair	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$20,607	$284	$13,593	$413
Municipal obligations	871	49	56,700	3,548
Corporate obligations	-	0	2,958	42
Mortgage-backed & CMOs	14,724	143	38,742	1,062

Total	$36,202	$476	$111,993	$5,065

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  As of September 30, 2014 and June 30, 2014, there were, respectively, 107 and 114 securities in an unrealized loss position and that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

At September 30, 2014, 86 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 3.36% from the Company’s amortized cost basis of these securities.  At June 30, 2014, 90 U.S. Government and agency securities and municipal obligations have unrealized losses with aggregate depreciation of approximately 4.47% from the Company's amortized cost basis.  These unrealized losses are principally due to changes in interest rates and credit spreads.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports.  As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

At September 30, 2014, 3 corporate obligations had an unrealized loss of approximately 1.93% from the Company’s amortized cost basis of this security.  At June 30, 2014, 3 corporate obligations had an unrealized loss with aggregate depreciation of approximately 1.40% from the Company's cost basis.  This unrealized loss is principally due to changes in interest rates.  No credit issues have been identified that cause management to believe the declines in market value are other than temporary.  In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame.  As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

At September 30, 2014, 18 mortgage backed and CMO securities had unrealized losses with aggregate depreciation of approximately 2.37% from the Company’s cost basis of these securities.  At June 30, 2014, 21 mortgage backed and CMO securities have unrealized losses with aggregate depreciation of approximately 2.20% from the Company’s cost basis. We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market, changes in interest rates and credit spreads and uncertainty of future prepayment speeds. Management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected. In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. There has been no disruption of the scheduled cash flows on any of the securities. Management’s analysis as of June 30, 2014 revealed no expected credit losses on the securities and therefore, declines are not deemed to be other than temporary.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE

Loans receivable consisted of the following:

	September 30,	June 30,
	2014	2014
	(In Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$98,543	$92,321
Commercial real estate	102,377	92,043
Real estate construction	8,962	6,923

Other loans:
Home equity	39,408	37,866
Consumer	13,692	12,964
Commercial	38,387	34,412

Total	301,369	276,529

Allowance for loan losses	(2,300)	(2,125)
Deferred loan fees, net	(456)	(413)

Total loans, net	$298,613	$273,991

Within the commercial real estate loan category above, $12,714,000 and $12,830,000 was guaranteed by the United States Department of Agriculture Rural Development, at September 30, 2014 and June 30, 2014, respectively.  In addition, within the commercial loan category above, $3,825,000 and $3,880,000 were in loans originated through a syndication program where the business resides outside of Montana, at September 30, 2014, and June 30, 2014, respectively.

The following table includes information regarding nonperforming assets.

	September 30,	June 30,
	2014	2014
	(Dollars in Thousands)

Non-accrual loans	$486	$342
Accruing loans delinquent 90 days or more	-	-
Restructured loans, net	50	180
Total nonperforming loans	536	522
Real estate owned and other repossessed assets, net	619	458
Total	$1,155	$980

Total non-performing assets as a percentage of total assets	0.21%	0.18%

Allowance for loan losses	$2,300	$2,125

Percent of allowance for loan losses to non-performing loans	429.1%	407.1%

Percent of allowance for loan losses to non-performing assets	199.1%	216.8%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

Allowance for loan losses activity was as follows:

	Three Months Ended
	September 30, 2014
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, July 1, 2014	$485	$974	$30	$299	$49	$288	$2,125
Charge-offs	-	-	-	(31)	(34)	(15)	(80)
Recoveries	-	31	-	-	9	-	40
Provision	20	43	4	90	25	33	215
Ending balance, September 30, 2014	$505	$1,048	$34	$358	$49	$306	$2,300

Ending balance allocated to loans
individually evaluated for impairment	$-	$-	$-	$128	$20	$9	$157

Ending balance allocated to loans
collectively evaluated for impairment	$505	$1,048	$34	$230	$29	$297	$2,143

Loans receivable:
Ending balance September 30, 2014	$98,543	$102,377	$8,962	$39,408	$13,692	$38,387	$301,369

Ending balance of loans individually
evaluated for impairment
September 30, 2014	$656	$-	$217	$438	$86	$636	$2,033

Ending balance of loans collectively
evaluated for impairment
September 30, 2014	$97,887	$102,377	$8,745	$38,970	$13,606	$37,751	$299,336

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

	Three Months Ended
	September 30, 2013
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, July 1, 2013	$423	$952	$15	$290	$40	$280	$2,000
Charge-offs	-	(154)	-	(5)	(1)	-	(160)
Recoveries	-	-	-	-	1	-	1
Provision	20	20	10	39	32	38	159
Ending balance, September 30, 2013	$443	$818	$25	$324	$72	$318	$2,000

Ending balance allocated to loans
individually evaluated for impairment	$-	$-	$-	$30	$4	$-	$34

Ending balance allocated to loans
collectively evaluated for impairment	$443	$818	$25	$294	$68	$318	$1,966

Loans receivable:
Ending balance September 30, 2013	$76,017	$79,399	$4,224	$36,117	$12,883	$26,920	$235,560

Ending balance of loans individually
evaluated for impairment
September 30, 2013	$308	$130	$-	$509	$128	$210	$1,285

Ending balance of loans collectively
evaluated for impairment
September 30, 2013	$75,709	$79,269	$4,224	$35,608	$12,755	$26,710	$234,275

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

Internal classification of the loan portfolio was as follows:

	September 30, 2014
	(In Thousands)
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
Grade:
Pass	$97,887	$102,377	$8,745	$38,970	$13,606	$37,751	$299,336
Special mention	-	-	-	-	-	-	-
Substandard	656	-	217	310	59	627	1,869
Doubtful	-	-	-	-	7	-	7
Loss	-	-	-	128	20	9	157
Total	$98,543	$102,377	$8,962	$39,408	$13,692	$38,387	$301,369

Credit Risk Profile Based on Payment Activity
Performing	$98,543	$102,377	$8,745	$39,191	$13,679	$38,298	$300,833
Restructured loans	-	-	-	50	-	-	50
Nonperforming	-	-	217	167	13	89	486
Total	$98,543	$102,377	$8,962	$39,408	$13,692	$38,387	$301,369

	June 30, 2014
	1-4 Family	Commercial		Home
	Real Estate	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Grade:
Pass	$91,661	$91,763	$6,923	$37,578	$12,863	$34,097	$274,885
Special mention	-	-	-	-	-	-	-
Substandard	660	280	-	257	74	300	1,571
Doubtful	-	-	-	-	7	-	7
Loss	-	-	-	31	20	15	66
Total	$92,321	$92,043	$6,923	$37,866	$12,964	$34,412	$276,529

Credit Risk Profile Based on Payment Activity
Performing	$92,271	$91,913	$6,923	$37,674	$12,921	$34,305	$276,007
Restructured loans	-	130	-	50	-	-	180
Nonperforming	50	-	-	142	43	107	342
Total	$92,321	$92,043	$6,923	$37,866	$12,964	$34,412	$276,529

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables include information regarding delinquencies within the loan portfolio.

	September 30, 2014
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
	(In Thousands)
1-4 Family real estate	$1,083	$-	$1,083	$97,460	$98,543	$-
Commercial real estate	235	-	235	102,142	102,377	-
Construction	-	217	217	8,745	8,962	-
Home equity	560	167	727	38,681	39,408	-
Consumer	159	13	172	13,520	13,692	-
Commercial	420	89	509	37,878	38,387	-
Total	$2,457	$486	$2,943	$298,426	$301,369	$-

	June 30, 2014
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
	(In Thousands)
1-4 Family real estate	$701	$-	$701	$91,620	$92,321	$-
Commercial real estate	294	130	424	91,619	92,043	-
Construction	-	-	-	6,923	6,923	-
Home equity	583	192	775	37,091	37,866	-
Consumer	97	31	128	12,836	12,964	-
Commercial	79	107	186	34,226	34,412	-
Total	$1,754	$460	$2,214	$274,315	$276,529	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables include information regarding impaired loans.

	September 30, 2014
		Unpaid		Interest	Average
	Recorded	Principal	Related	Income	Recorded
	Investment	Balance	Allowance	Recognized	Investment
	(In Thousands)
With no related allowance:
1-4 Family	$656	$656	$-	$7	$658
Commercial real estate	-	-	-	-	140
Construction	217	217	-	2	109
Home equity	310	330	-	3	284
Consumer	66	75	-	1	74
Commercial	627	670	-	7	464

With a related allowance:
1-4 Family	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	128	128	128	-	80
Consumer	20	20	20	-	20
Commercial	9	9	9	-	12

Total:
1-4 Family	656	656	-	7	658
Commercial real estate	-	-	-	-	140
Construction	217	217	-	2	109
Home equity	438	458	128	3	364
Consumer	86	95	20	1	94
Commercial	636	679	9	7	476
Total	$2,033	$2,105	$157	$20	$1,841

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. TROUBLED DEBT RESTRUCTURINGS

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the quarter ended December 31, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of that fiscal year starting July 1, 2011 for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed receivables as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired.  As of September 30, 2014, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $50,000 (310-40-65-1(b)), and the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $34,000 (310-40-65-1(b)).

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. TROUBLED DEBT RESTRUCTURINGS - continued

The following tables present troubled debt restructurings.

September 30, 2014
	Accrual	Non-Accrual	Total
	Status	Status	Modification
(In Thousands)
Residential mortgage (1-4 family)	$-	$-	$-
Commercial real estate	-	-	-
Real estate construction	-	-	-
Home equity	50	-	50
Consumer	-	-	-
Commercial	-	-	-
Total	$50	$-	$50

June 30, 2014
	Accrual	Non-Accrual	Total
	Status	Status	Modification
(In Thousands)
Residential mortgage (1-4 family)	$-	$-	$-
Commercial real estate	-	130	130
Real estate construction	-	-	-
Home equity	-	50	50
Consumer	-	-	-
Commercial	-	-	-
Total	$-	$180	$180

The Bank’s policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain.  The Bank’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

During the three months ended September 30, 2014 and 2013, there were no new restructured loans.

There were no loans modified as a troubled debt restructured loan within the previous three months for which there was a payment default during the three months ended September 30, 2014. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.  As of September 30, 2014 and June 30, 2014, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

The commercial real estate troubled debt restructure for $130,000 at June 30, 2014 was foreclosed during the quarter ended September 30, 2014 and transferred to real estate owned.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. DEPOSITS

Deposits are summarized as follows:

	September 30,	June 30,
	2014	2014
	(In Thousands)

Noninterest checking	$66,263	$58,432
Interest-bearing checking	72,273	68,033
Savings	60,430	60,493
Money market	90,329	87,892
Time certificates of deposit	150,850	152,195
Total	$440,145	$427,045

NOTE 6. EARNINGS PER SHARE

Basic earnings per share for the three months ended September 30, 2014 was computed using 3,889,603 weighted average shares outstanding. Basic earnings per share for the three months ended September 30, 2013 was computed using 3,898,685 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased.  The weighted average shares outstanding for the diluted earnings per share calculations was 3,944,406 for the three months ended September 30, 2014 and 3,977,542 for the three months ended September 30, 2013.

NOTE 7. DIVIDENDS AND STOCK REPURCHASE PROGRAM

For the fiscal year July 1, 2013 through June 30, 2014, Eagle paid dividends of $0.0725 per share each quarter.  A dividend of $0.075 per share was declared on July 24, 2014, and paid September 5, 2014 to shareholder of record on August 15, 2014.  A dividend of $0.075 per share was declared on October 23, 2014, payable on December 5, 2014 to shareholders of record on November 15, 2014.

On July 1, 2013, the Company announced that its Board of Directors authorized a common stock repurchase program for 150,000 shares of common stock, effective July 1, 2013.  The Company did not purchase any shares of our common stock during the fiscal year ended June 30, 2014.  The repurchase program expired on June 30, 2014.

On July 1, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to 200,000 shares of its common stock. Under the plan, shares may be purchased by the company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations.  The Company purchased 50,000 shares of our common stock in August 2014.  The repurchase program expires on June 30, 2015.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

		Unrealized
	Gains (Losses)	(Losses) Gains
	on Derivatives	on Investment
	Designated as	Securities
	Cash Flow Hedges	Available for Sale	Total

Balance, July 1, 2014	$273	$(2,532)	$(2,259)
Other comprehensive income before,
reclassifications and income taxes	630	1,713	2,343
Amounts reclassified from accumulated other
comprehensive income (loss), before income taxes	(461)	(194)	(655)
Income tax expense	(69)	(619)	(688)
Total other comprehensive income	100	900	1,000
Balance, September 30, 2014	$373	$(1,632)	$(1,259)

Balance, July 1, 2013	$345	$(3,729)	$(3,384)
Other comprehensive income (loss),
before reclassifications and income taxes	590	(2,058)	(1,468)
Amounts reclassified from accumulated other
comprehensive income (loss), before income taxes	(582)	(431)	(1,013)
Income tax (expense) benefit	(3)	1,014	1,011
Total other comprehensive income (loss)	5	(1,475)	(1,470)
Balance, September 30, 2013	$350	$(5,204)	$(4,854)

NOTE 9. DERIVATIVES AND HEDGING ACTIVITIES

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. DERIVATIVES AND HEDGING ACTIVITIES - continued

The hedged fixed rate loan has an original maturity of 20 years and is not callable.  This loan is hedged with a “pay fixed rate, receive variable rate” swap with a similar notional amount, maturity, and fixed rate coupons. The swap is not callable. At September 30, 2014, and June 30, 2014, the loan had an outstanding principal balance of $10,736,000, and $10,830,000 and the interest rate swap had a notional value of $10,736,000, and $10,830,000, respectively.

Effect of Derivative Instruments on Statement of Financial Condition
Fair Value of Derivative Instruments

	Asset Derivatives				Liabilities Derivatives
	September 30, 2014		June 30, 2014		September 30, 2014		June 30, 2014
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
(In Thousands)
Derivatives designated
as hedging instruments
under ASC 815					Other		Other
Interest rate contracts	n/a	$-	n/a	$-	Liabilities	$262	Liabilities	$250

Change in fair value of
financial instrument being
hedged under ASC 815
Interest rate contracts	Loans	$138	Loans	$173	n/a	$-	n/a	$-

Effect of Derivative Instruments on Statement of Income
For the three Months Ended September 30, 2014 and 2013
(In Thousands)
		Amount of
	Location of	Gain or (Loss)
Derivatives Designated	Gain or (Loss)	Recognized in
as Hedging Instruments	Recognized in	Income on Derivative
Under ASC 815	Income on Derivative	2014	2013
Interest rate contracts	Noninterest income	$(47)	$23

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of interest rate lock commitments was $5,258,000 and $5,241,000 at September 30, 2014 and June 30, 2014, respectively.  The fair value of such commitments was insignificant.

The Company has no other off-balance-sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the financial statements.

NOTE 10. FAIR VALUE DISCLOSURES

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

NOTE 10. FAIR VALUE DISCLOSURES – continued

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

Loans Held-for-Sale – These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds based on sales contracts and commitments and are considered Level 2 inputs.

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	September 30, 2014
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial Assets:
Available-for-sale securities
U.S. Government and agency	$-	$36,242	$-	$36,242
Municipal obligations	-	81,757	-	81,757
Corporate obligations	-	5,954	-	5,954
Mortgage backed securities
government backed	-	24,861	-	24,861
CMOs - government backed	-	29,614	-	29,614
Loan subject to fair value hedge	-	10,874	-	10,874
Loans held-for-sale	-	21,656	-	21,656
Financial Liability:
Derivative financial instruments	-	262	-	262

	June 30, 2014
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial Assets:
Available-for-sale securities
U.S. Government and agency	$-	$41,306	$-	$41,306
Municipal obligations	-	80,364	-	80,364
Corporate obligations	-	5,964	-	5,964
Mortgage-backed securities
government backed	-	29,158	-	29,158
CMOs - government backed	-	32,761	-	32,761
Loan subject to fair value hedge	-	11,003	-	11,003
Loans held-for-sale	-	17,245	-	17,245
Financial Liability:
Derivative financial instruments	-	250	-	250

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

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2014
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$1,876	$1,876
Repossessed assets	-	-	619	619

	June 30, 2014
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$1,578	$1,578
Repossessed assets	-	-	458	458

During the quarter ended September 30, 2014, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $2,033,000 were reduced by specific valuation allowance allocations totaling $157,000 to a total reported fair value of $1,876,000 based on collateral valuations utilizing Level 3 valuation inputs.

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

The following table represents the Banks’s Level 3 financial assets and liabilities, the valuation techniques used to measure the fair value of those financial assets and liabilities, and the significant unobservable inputs and the ranges of values for those inputs.

	Fair Value at		Principal	Significant	Range of
	September 30,	June 30,	Valuation	Unobservable	Signficant Input
Instrument	2014	2014	Technique	Inputs	Values
(Dollars In Thousands)

			Appraisal of	Appraisal
Impaired loans	$1,876	$1,578	collateral (1)	adjustments	10-30%

			Appraisal of	Liquidation
Repossessed Assets	$619	$458	collateral (1)(3)	expenses (2)	10-30%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable, less associated allowance.
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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. FAIR VALUE DISCLOSURES - continued

FASB ASC Topic 825 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value.  Below is a table that summarizes the fair market values of all financial instruments of the Company at September 30, 2014 and June 30, 2014, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

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

	September 30, 2014
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$3,910	$-	$-	$3,910	$3,910
FHLB stock	1,878	-	-	1,878	1,878
Loans receivable, net	-	-	292,295	292,295	285,863
Accrued interest on dividends receivable	2,340	-	-	2,340	2,340
Mortgage servicing rights	-	-	5,185	5,185	3,913
Cash surrender value of life insurance	11,653	-	-	11,653	11,653
Financial Liabilities:
Non-maturing interest bearing deposits	-	223,032	-	223,032	223,032
Non-interest bearing deposits	66,263	-	-	66,263	66,263
Time certificates of deposit	-	-	151,544	151,544	150,850
Accrued expenses and other liabilities	4,749	-	-	4,749	4,749
Advances from the FHLB & other
borrowings	-	-	51,474	51,474	51,172
Subordinated debentures	-	-	3,854	3,854	5,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. FAIR VALUE DISCLOSURES – continued

	June 30, 2014
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

The following methods and assumptions were used by the Company in estimating the fair value of the following classes of financial instruments.  However, the 2014 Form 10-K provides additional description of valuation methodologies used in estimating fair value of these financial instruments.

Cash, interest-bearing accounts, accrued interest and dividend receivable and accrued expenses and other liabilities – The carrying amounts approximate fair value due to the relatively short period of time between the origination of these instruments and their expected realization.

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

Mortgage servicing rights – the fair value of servicing rights was determined using discount rates ranging from approximately 10.00% to 12.00%, prepayment speeds ranging from approximately 100.00% to 385.00% PSA, depending on stratification of the specific right.  The fair value was also adjusted for the effect of potential past dues and foreclosures.

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

Advances from the FHLB & Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective September 30, 2014 and June 30, 2014, respectively if the borrowings repriced according to their stated terms.

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

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 12. SUBSEQUENT EVENTS

As previously disclosed, the Company applied to the State of Montana to form an interim bank for the purpose of facilitating the conversion of its wholly owned subsidiary, American Federal Savings Bank, from a federally chartered savings bank to a Montana-chartered commercial bank. All approvals from the Montana Division of Banking and Financial Institutions and the federal banking agencies for the conversion have been obtained, and the conversion became effective on October 14, 2014. As a result of the conversion, the Company’s subsidiary has changed its name to Opportunity Bank of Montana.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s primary activity is its ownership of its wholly owned subsidiary, Opportunity Bank of Montana (the “Bank”), formerly American Federal Savings Bank.  The Bank was previously a federally chartered savings bank with the Federal Reserve Board (the “FRB”) as the principal federal bank regulatory agency for the Company and the Office of the Comptroller of the Currency (“OCC”) the principal federal regulator for the Bank.  The Company applied to the State of Montana to form an interim bank for the purpose of facilitating the conversion of the Bank from a federally chartered savings bank to a Montana-chartered commercial bank. All approvals from the Montana Division of Banking and Financial Institutions and the federal banking agencies for the conversion have been obtained, and the conversion became effective on October 14, 2014. As a result of the conversion, the Company’s subsidiary changed its name to Opportunity Bank of Montana and the Montana Division of Banking and Financial Institutions is now the principal state regulator for the Bank.  The Bank engages in typical banking activities:  acquiring deposits from local markets and originating loans and investing in securities.  Its deposits are insured by the Federal Deposit Insurance Corporation.

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

The Bank has a strong mortgage lending focus, with a large portion of its loan originations represented by single-family residential mortgages.  The Bank has also successfully marketed home equity loans to its customers, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.).  In recent years the Bank has focused on adding commercial loans to its portfolio, both real estate and non-real estate.  We have made significant progress in this initiative.  The purpose of this diversification is to mitigate the Bank’s dependence on the residential mortgage market, as well as to improve its ability to manage its spread.  The investment portfolio grew substantially with the Sterling branch acquisition.  As such, management is also focused on decreasing the investment portfolio as a percentage of total assets and offsetting this with growth in the loan portfolio.  The Bank’s management recognizes that fee income will also enable it to be less dependent on specialized lending and it now maintains a significant loan serviced portfolio which provides a steady source of fee income.  Fee income is also supplemented with fees generated from the Bank’s deposit accounts.  The Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread.  Non-maturity deposits and certificates of deposits do not automatically reprice as interest rates rise.  Gain on sale of loans also provides significant noninterest income in periods of high mortgage loan origination volumes.  Such income will be adversely affected in periods of lower mortgage activity.

For the past several years, management’s focus has been on improving the Bank’s core earnings.  Core earnings can be described as income before taxes, with the exclusion of gain on sale of loans and adjustments to the market value of the Bank’s loan servicing portfolio.  Management believes that the Bank will need to continue to focus on increasing net interest margin, other areas of fee income and control of operating expenses to achieve earnings growth going forward.  Management’s strategy of growing the bank’s loan portfolio and deposit base is expected to help achieve these goals as follows:  loans typically earn higher rates of return than investments; a larger deposit base should yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs.  The biggest challenge to the strategy is funding the growth of the Bank’s balance sheet in an efficient manner.  Though deposit growth for the previous year was steady, it may become more difficult to maintain due to significant competition and possible reduced customer demand for deposits as customers may shift into other asset classes.

The level and movement of interest rates impacts the Bank’s earnings as well.  The Federal Reserve’s Federal Open Market Committee (“FOMC”) did not change the federal funds target rate which remained at 0.25% during the three months ended September 30, 2014.

From time to time the Bank has considered growth through mergers or acquisition as an alternative to its strategy of organic growth. The Sterling branch acquisition was completed in November 2012.  The Bank has experienced an increase in mortgage loan originations due to the Sterling branch acquisition.  Deposit fee income has also increased due to the increase in the number of accounts.  The addition of the wealth management division from the acquisition has also increased noninterest income.  Operating expenses, primarily salaries and employee benefits also increased as a result of the acquisition. The Bank is currently engaged in a review of staffing and other efficiency measures which is anticipated to reduce operating expenses during the year.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between September 30, 2014 and June 30, 2014.

Total assets at September 30, 2014 were $553.87 million, an increase of $14.76 million, or 2.7%, from $539.11 million at June 30, 2014.  Loans receivable increased by $24.62 million, or 9.0%, to $298.61 million at September 30, 2014, from $273.99 million at June 30, 2014.  Commercial real estate loans increased by $10.34 million, residential mortgage loans increased by $6.22 million and commercial loans increased by $3.98 million.  These were the largest increases among the various loan types.  Construction loans, consumer loans and home equity loans increased more moderately.  Total loan originations were $92.02 million for the three months ended September 30, 2014, with single family mortgages accounting for $66.02 million of the total.  Commercial real estate and land loan originations totaled $17.98 million.  Home equity and construction loan originations totaled $2.88 million and $980,000, respectively, for the same period. Consumer loans originated totaled $2.30 million.  Commercial loans originated totaled $1.86 million, with none originating from loan syndication programs with borrowers residing outside of Montana. Loans held-for-sale increased $4.41 million, to $21.66 million at September 30, 2014 from $17.25 million at June 30, 2014.

Total cash and cash equivalents decreased by $2.91 million and securities available-for-sale decreased $11.12 million or 5.9%. Almost all categories of available-for-sale securities decreased during the period.  The only increase during the period was in municipal obligations which increased $1.39 million.

Deposits increased $13.10 million, or 3.1%, to $440.15 million at September 30, 2014 from $427.05 million at June 30, 2014. Growth occurred across most deposit products with the exception of time certificates of deposits and savings which decreased slightly during the period.  Management attributes the organic increase in deposits to increased marketing of checking accounts as well as customers’ preference for placing funds in secure, federally insured accounts.

Total shareholders’ equity increased $940,000 or 1.8%, to $52.65 million at September 30, 2014 from $51.71 million at June 30, 2014.  This was a result of a decrease in accumulated other comprehensive loss of $1.00 million mainly due to a decrease in net unrealized losses on securities available-for-sale and net income of $718,000, partially offset by treasury stock purchased of $533,000 and dividends paid of $290,000.

Results of Operations for the Three Months Ended September 30, 2014 and 2013

Net Income.  Eagle’s net income for the quarter was $718,000 compared to $667,000 of net income for the three months ended September 30, 2013.  The increase of $51,000, or 7.6%, was primarily due to increases in net interest income of $571,000 partially offset by decreases in noninterest income of $441,000.  Basic and diluted earnings per share were $0.18 for the current period and $0.17 per share for the prior comparable period.

Net Interest Income.  Net interest income increased to $4.19 million for the quarter ended September 30, 2014, from $3.62 million for the previous year’s quarter.  This increase of $571,000 was primarily the result of an increase in interest and dividend income of $562,000.

Interest and Dividend Income.  Interest and dividend income was $4.70 million for the quarter ended September 30, 2014, compared to $4.14 million for the quarter ended September 30, 2013, an increase of $562,000, or 13.6%.  Interest and fees on loans increased to $3.66 million for the three months ended September 30, 2014 from $3.12 million for the same period ended September 30, 2013.  This increase of $537,000, or 17.2%, was due to an increase in the average balance of loans partially offset by a decrease in the average yield of loans for the quarter ended September 30, 2014.  Average balances for loans receivable, net, including loans held-for-sale, for the quarter ended September 30, 2014 were $304.79 million, compared to $244.57 million for the prior year period.  This represents an increase of $60.22 million, or 24.6%.  The average interest rate earned on loans receivable decreased by 32 basis points, from 5.10% to 4.78%.  Interest and dividends on investment securities available-for-sale only increased by $25,000 for the quarter ended September 30, 2014.  Average interest rate earned on investments increased to 2.22% from 1.93%.  However, average balances on investments decreased to $189.47 million for the quarter ended September 30, 2014, from $210.77 million for the quarter ended September 30, 2013.

Interest Expense.  Total interest expense declined in the quarter to $515,000 from $524,000 for the quarter ended September 30, 2013, a decrease of $9,000, or 1.7%.  The decrease was attributable to slight decreases in interest on borrowings partially offset by slight increases in interest on deposits.  Although the average borrowing balance increased, the average rate paid decreased resulting in a decrease in interest paid on borrowings to $177,000 for the quarter ended September 30, 2014 compared to $203,000 paid in the previous year’s quarter.  The average rate paid on borrowings decreased from 2.01% last year to 1.27% for the quarter ended September 30, 2014.  The slight increase in interest on deposits is due to higher overall average balances for interest-bearing deposits.  The overall average rate on interest-bearing deposits was consistent with the previous year’s quarter.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2014 and 2013 – continued

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions and past due loans in portfolio.  The Bank’s policies require a review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  The Bank recorded $215,000 in provision for loan losses for the quarter ended September 30, 2014 and $159,000 in the quarter ended September 30, 2013.  This increase from 2013 was based on an analysis of a variety of factors including delinquencies within the loan portfolio.  Total nonperforming loans, including restructured loans, net decreased from $959,000 at September 30, 2013 to $536,000 at September 30, 2014. The Bank currently has $619,000 in foreclosed real estate property and other repossessed property.

Noninterest Income. Total noninterest income decreased to $2.66 million for the quarter ended September 30, 2014, from $3.10 million for the quarter ended September 30, 2013, a decrease of $441,000 or 14.2%.  Net gain on sale of loans decreased to $1.40 million for the quarter ended September 30, 2014 from $1.59 million for the quarter ended September 30, 2013.  In addition, gain on sale of securities decreased to $194,000 from the prior period’s amount of $431,000.

Noninterest Expense.  Noninterest expense was $5.87 million for the quarter ended September 30, 2014 compared to $5.85 million for the quarter ended September 30, 2013.  The slight increase is primarily due to increased legal, accounting and examination fees and consulting fees partially offset by a decrease in salaries and employee benefits.  Consulting fees increased $90,000 due to a continued review of staffing and efficiency measures.

Income Tax Expense.  Our income tax expense was $47,000 for the quarter ended September 30, 2014, compared to $36,000 for the quarter ended September 30, 2013.  The effective tax rate for the quarter ended September 30, 2014 was 6.14% compared to 5.12% for the quarter ended September 30, 2013.  Tax free municipal bond income and Bank owned life insurance income contributed to the lower effective tax rates for the periods.  In addition, the deductibility of goodwill that resulted from the Sterling branch acquisition, for tax purposes has helped to reduce the effective tax rate.  The effective tax rate was furthered reduced by new markets tax credits that were first taken during the second quarter of fiscal year 2013.   The Company has equity investments in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The federal tax credit benefits were $95,000 for the quarters ended September 30, 2014 and 2013.

Liquidity, Interest Rate Sensitivity and Capital Resources

The Bank was required to maintain minimum levels of liquid assets as defined by the OCC regulations.  The OCC eliminated the statutory requirement based upon a percentage of deposits and short-term borrowings.  The OCC states that liquidity requirement are retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages.  For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined.  In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets.  “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Seattle.  The Bank exceeded those minimum ratios as of both September 30, 2014 and September 30, 2013.

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

At August 31, 2014, the Bank’s measure, as internally determined, of sensitivity to interest rate movements, as measured by a 200 basis point rise in interest rates scenario, decreased the economic value of equity (“EVE”) by 13.9%.  The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.  The Bank’s tier I core capital ratio, as measured under OCC rules, decreased slightly from 8.62% as of September 30, 2013 to 8.38% as of September 30, 2014.  The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

As of September 30, 2014, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At September 30, 2014, the Bank’s tangible, core, and risk-based capital ratios amounted to 8.38%, 8.38%, and 13.81%, respectively, compared to regulatory requirements of 1.50%, 3.00%, and 8.00%, respectively.

	At September 30, 2014
	(Unaudited)
	Dollar	% of
	Amount	Assets
	(Dollars in Thousands)
Tangible capital:
Capital level	$45,427	8.38%
Requirement	8,133	1.50
Excess	$37,294	6.88%

Core capital:
Capital level	$45,427	8.38%
Requirement	16,266	3.00
Excess	$29,161	5.38%

Risk-based capital:
Capital level	$47,727	13.81%
Requirement	27,653	8.00
Excess	$20,074	5.81%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of September 30, 2014, our disclosure controls and procedures were effective.  During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors.

There have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

On July 1, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to 200,000 shares of its common stock.  Under the plan, shares may be purchased by the company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations.  The repurchase program expires on June 30, 2015.

The following table summarizes the Company’s purchase of its common stock for the three months ended September 30, 2014.

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs

July 1, 2014 through July 31, 2014	-	$-	-	200,000

August 1, 2014 through August 31, 2014	50,000	10.65	50,000	150,000

September 1, 2014 through September 30, 2014	-	-	-	150,000

Total	50,000	$10.65	50,000

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

Part II - OTHER INFORMATION (CONTINUED)

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

EAGLE BANCORP MONTANA, INC.

Date: November 12, 2014	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: November 12, 2014	By:	/s/ Laura F. Clark
Laura F. Clark
Senior Vice President/CFO