Form 10-K
period 2014-12-31
Eagle Bancorp Montana, Inc.
filed 2015-03-18
CIK 1478454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

[     ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
or

[ X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	July 1, 2014	to	December 31, 2014

Commission file number	1-34682

Eagle Bancorp Montana, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-1449820
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1400 Prospect Avenue, Helena, MT	59601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	406-442-3080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                     ☐ Yes    ☒ No

The aggregate market value of the common stock held by non-affiliates of Eagle, computed by reference to the closing price at which the stock was sold as of June 30, 2014 was $34,410,000.  The outstanding number of shares of common stock of Eagle as of February 1, 2015, was 3,878,781.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement relating to its 2015 annual meeting of stockholders (“2015 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.  The 2015 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end to which this report relates.

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

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	general economic conditions, either nationally or in our market areas, that are worse than expected;

●	competition among depository and other financial institutions;

●	changes in the prices, values and sales volume of residential and commercial real estate in Montana;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	adverse changes or volatility in the securities markets;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate acquired businesses;

●	changes in consumer spending, borrowing and savings habits;

●	our ability to continue to increase and manage our commercial and residential real estate, multi-family, and commercial business loans;

●	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;

●	the level of future deposit premium assessments;

●	the impact of a recurring recession on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;

●	the Company’s ability to develop and maintain secure and reliable information technology systems;

●	the impact of the current restructuring of the U.S. financial and regulatory system;

●	the failure of assumptions underlying the establishment of allowance for possible loan losses and other estimates;

●	changes in the financial performance and/or condition of our borrowers and their ability to repay their loans when due; and

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

Overview

Eagle Bancorp Montana, Inc.  (“Eagle” or “the Company”), is a Delaware corporation that holds 100.0% of the capital stock of Opportunity Bank of Montana (“the Bank”), formerly American Federal Savings Bank (“AFSB”).  In 2014, the Board of Directors (“the Board”) determined that it was in the Company’s best interests to adopt a Montana community bank charter and the Company applied to the State of Montana to form an interim bank for the purpose of facilitating the conversion of AFSB from a federally chartered savings bank to a Montana-chartered commercial bank.  Upon receiving required approvals of the Montana Division of Banking and Financial Institutions and the federal banking agencies for the conversion the conversion became effective on October 14, 2014. Concurrent with the conversion, the Bank applied, and was approved, for membership in the Federal Reserve System of the Board of Governors. In connection with the conversion, AFSB changed its name to Opportunity Bank of Montana.  As a result of the conversion, the Bank is now regulated by the Montana Division of Banking and Financial Institutions.  As a Federal Reserve Board (“FRB”) member bank, its primary federal regulator is the FRB, and the Company is a registered bank holding company regulated by the FRB.  The Bank is headquartered at 1400 Prospect Avenue, Helena, Montana, 59601.  Investor information for the Company may be found at www.opportunitybank.com.  The contents on or accessible through, our website are not incorporated into this report.

The Bank was founded in 1922 as a Montana-chartered building and loan association and has conducted operations in Helena since that time.  In 1975, the Bank adopted a federal thrift charter and in October 2014 converted to a Montana-chartered commercial bank.  On November 30, 2012, the Company completed a significant transaction with Sterling Financial Corporation (“Sterling”) of Spokane, Washington in which the Company purchased all of Sterling’s retail bank branches in Montana.  As a result of this transaction, the Bank’s assets grew to over $500 million and the retail branch network grew from six to 13 full service branches, with six branches in new markets.  The acquisition also included the addition of a wealth management division with over $100 million in managed assets and a mortgage banking operation that should increase opportunities for additional origination and fee income.  The Bank currently has 15 automated teller machines located in our market areas and we participate in the Money Pass® ATM network.  As of December 31, 2014, the Bank was the 6th largest commercial bank headquartered in Montana in terms of deposits.

The Bank has equity investments in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities.

Recent Developments

In August 2014, the Board of Eagle approved a change in the Company’s fiscal year end from June 30 to December 31 of each year.  The year-end change is effective beginning with the Company’s 2015 fiscal year (“FY”), which began on January 1, 2015 and will end on December 31, 2015.  As a result of this change, this form 10-K includes presentation of the transition six month period from July 1, 2014 through December 31, 2014.

The Bank also received approval to open a Loan Production Office in Great Falls, Montana during the six months ended December 31, 2014.  The Great Falls Office opened in January 2015.

Business Strategy

The Company’s principal strategy is to manage its principal asset, the Bank, in a profitable manner.  The Company seeks to continue profitable operations through building a diversified loan portfolio and positioning the Bank as a full-service community bank that offers both retail and commercial loan and deposit products in all of its markets.  We believe that this focus will enable us to continue to grow our franchise, while maintaining our commitment to customer service, high asset quality, and sustained net earnings.

The following are the key elements of our business strategy:

●
Continue to diversify our portfolio through growth in commercial real estate and commercial business loans as a complement to our traditional single family residential real estate lending.  As of December 31, 2014, such loans constituted approximately 48.6% of total loans;

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

Market Areas

From our headquarters in Helena, Montana, we operate thirteen full service retail banking offices, including our main office.  Our other full service branches are located in Helena – Neill (opened 1987), Helena – Skyway (opened 2009), Bozeman – Oak (opened 1980, relocated 2009), Butte (opened 1979) and Townsend (opened 1979), Montana.  The Sterling Montana branch acquisition that was completed November 30, 2012 included retail banking offices in: Bozeman, Big Timber, Livingston, Billings, Missoula and Hamilton.  The acquisition also included three mortgage loan origination locations in Bozeman, Missoula and Kalispell.  The Kalispell location was closed in FY 2014.  The Bank received approval to open a Loan Production Office in Great Falls, Montana during the six months ended December 31, 2014.  The Great Falls Office opened in January 2015.

Montana is one of the largest states in terms of land mass but ranks as one of the least populated states.  According to U.S.  Census Bureau data for 2010, it had a population of 989,415 (1,023,579 estimated for 2014).  Helena, where we are headquartered, is Montana’s state capital.  It is also the county seat of Lewis and Clark County, which has a population of approximately 65,338 and is located within 120 miles of four of Montana’s other five largest cities:  Missoula, Great Falls, Bozeman and Butte.  Helena is approximately midway between Yellowstone and Glacier National Parks.  Its economy has shown moderate growth, in terms of both employment and income.  State government and the numerous offices of the federal government comprise the largest employment sector.  Helena also has significant employment in the service industries.  Specifically, it has evolved into a central health care center with employment in the medical and the supporting professions as well as the medical insurance industry.  The local economy is also dependent to a lesser extent upon ranching and agriculture.  These have been more cyclical in nature and remain vulnerable to severe weather conditions, increased competition, both domestic and international, as well as commodity prices.

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

Billings, Montana is approximately 239 miles east of Helena.  Billings and the surrounding Yellowstone County have a population of approximately 154,162.  Billings is a significant trade center for eastern Montana.  Select manufacturing is also a significant contributing portion of its economy.

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

Big Timber, Montana is approximately 158 miles east of Helena.  Big Timber and the surrounding Sweet Grass County have a population of approximately 3,669.   Big Timber’s economy is somewhat reliant on the wood products, agriculture and tourism industries.

Competition

We face strong competition in our primary market areas for retail deposits and the origination of loans.  Historically, Montana was a unit banking state.  This means that the ability of Montana state banks to create branches was either prohibited or significantly restricted.  As a result of unit banking, Montana has a significant number of independent financial institutions serving a single community in a single location.  While the state’s population is approximately 1,024,000 people, there are 55 credit unions in Montana as well as 2 national thrift institutions and 59 commercial banks as of December 31, 2014.  Our most direct competition for depositors has historically come from locally owned and out-of-state commercial banks, thrift institutions and credit unions operating in our primary market areas.  The number of such competitor locations has increased significantly in recent years.  Our competition for loans also comes from banks, thrifts and credit unions in addition to mortgage bankers and brokers.  Our principal market areas can be characterized as markets with moderately increasing incomes, relatively low unemployment, increasing wealth (particularly in the growing resort areas such as Bozeman), and moderate population growth.

Lending Activities

General

The Bank primarily originates residential mortgages (1-4 family) and, to a lesser extent, commercial real estate loans, real estate construction loans, home equity loans, consumer loans and commercial loans.  Commercial real estate loans include loans on multi-family dwellings, loans on nonresidential property and loans on developed and undeveloped land.  Home equity loans include loans secured by the borrower’s primary residence.  Typically, the property securing such loans is subject to a prior lien.  Consumer loans consist of loans secured by collateral other than real estate, such as automobiles, recreational vehicles and boats.  Personal loans and lines of credit are made on deposits held by the Bank and on an unsecured basis.  Commercial business loans consist of business loans and lines of credit on a secured and unsecured basis.

Fee Income

The Bank receives lending related fee income from a variety of sources.  Its principal source of this income is from the origination and servicing of sold mortgage loans.  Fees generated from mortgage loan servicing, which generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing for loans held by others, were $767,000 for the six months ended December 31, 2014 and $1.37 million and $1.02 million for FY 2014 and FY 2013, respectively.  Other loan related fee income for contract collections, late charges, credit life commissions and credit card fees were $64,000 for the six months ended December 31, 2014 and $164,000 and $95,000 for FY 2014 and FY 2013, respectively.

Residential Lending

The Bank originates residential mortgage (1-4 family) loans secured by property located in the Bank’s market areas.  Approximately 32.1% of the Bank’s loans as of December 31, 2014 were comprised of such loans.  The Bank generally originates residential mortgage (1-4 family) loans in amounts of up to 80.0% of the lesser of the appraised value or the selling price of the mortgaged property without requiring private mortgage insurance.  A mortgage loan originated by the Bank, whether fixed rate or adjustable rate, can have a term of up to 30 years.  The Bank holds substantially all of its adjustable rate and its 8, 10 and 12-year fixed rate loans in portfolio.  Adjustable rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan.  The Bank’s fixed rate 15-year and 20-year loans are held in portfolio or sold in the secondary market depending on market conditions.  Generally, all 30-year fixed rate loans are sold in the secondary market.  The volume of loan sales is dependent on the volume, type and term of loan originations.

The Bank obtains a significant portion of its noninterest income from servicing of loans that it has sold.  The Bank offers many of the fixed rate loans it originates for sale in the secondary market on a servicing retained basis.  This means that we process the borrower’s payments and send them to the purchaser of the loan.  This retention of servicing enables the Bank to increase fee income and maintain a relationship with the borrower.  At December 31, 2014, the Bank had $594.13 million in residential mortgage (1-4 family) loans and $13.67 million in commercial real estate loans sold with servicing retained.  The Bank does not ordinarily purchase home mortgage loans from other financial institutions.

Property appraisals on real estate securing the Bank’s single-family residential loans are made by state certified and licensed independent appraisers who are approved annually by the Board.  Appraisals are performed in accordance with applicable regulations and policies.  The Bank generally obtains title insurance policies on all first mortgage real estate loans originated.  On occasion, refinancing of mortgage loans are approved using title reports instead of title insurance.  Title reports are also allowed on home equity loans.  Borrowers generally remit funds with each monthly payment of principal and interest, to a loan escrow account from which the Bank makes disbursements for such items as real estate taxes and hazard and mortgage insurance premiums as they become due.

Home Equity Loans

The Bank also originates home equity loans.  These loans are secured by the borrowers’ primary residence, but are typically subject to a prior lien, which may or may not be held by the Bank.  At December 31, 2014, $39.67 million or 12.4% of our total loans were home equity loans.  Borrowers may use the proceeds from the Bank’s home equity loans for many purposes, including home improvement, debt consolidation or other purchasing needs.  The Bank offers fixed rate, fixed payment home equity loans as well as variable and fixed rate home equity lines of credit.  Fixed rate home equity loans typically have terms of no longer than 15 years.

Home equity loans are secured by real estate but they have historically carried a greater risk than first lien residential mortgages because of the existence of a prior lien on the property securing the loan, as well as the flexibility the borrower has with respect to the loan proceeds.  The Bank attempts to minimize this risk by maintaining conservative underwriting policies on such loans.  We generally make home equity loans for not more than 85.0% of appraised value of the underlying real estate collateral, less the amount of any existing prior liens on the property securing the loan.

Commercial Real Estate and Land Loans

The Bank originates commercial real estate mortgage and land loans, including both developed and undeveloped land loans, and loans on multi-family dwellings.  Commercial real estate and land loans made up 36.9% of the Bank’s total loan portfolio, or $117.63 million at December 31, 2014.  The majority of these loans are non-residential commercial real estate loans.  The Bank’s commercial real estate mortgage loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings.  The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors.  Generally, commercial real estate loans originated by the Bank will not exceed 75.0% of the appraised value or the selling price of the property, whichever is less.  The average loan size is approximately $430,000 and is typically made with fixed rates of interest and 5- to 15-year maturities.  Upon maturity, the loan is repaid or the terms and conditions are renegotiated.  Generally, all commercial real estate loans that we originate are secured by property located in the state of Montana and within the market areas of the Bank.  The Bank’s largest single commercial real estate loan had a balance of approximately $10.64 million ($9.58 million is guaranteed by Rural Development of the U.S. Department of Agriculture, leaving approximately $1.06 million unguaranteed) on December 31, 2014, and is secured by a detention facility.

Real Estate Construction Lending

The Bank also lends funds for the construction of one-to-four family homes and commercial real estate.  Real estate construction loans are made both to individual homeowners for the construction of their primary residence and, to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for sale in the future.  Real estate construction loans accounted for $8.00 million or 2.5% of the Bank’s loan portfolio at December 31, 2014.

Consumer Loans

As part of its strategy to invest in higher yielding shorter term loans, the Bank emphasized growth of its consumer lending portfolio in recent years.  This portfolio includes personal loans secured by collateral other than real estate, unsecured personal loans and lines of credit and loans secured by deposits held by the Bank.  As of December 31, 2014, consumer loans totaled $13.83 million or 4.3% of the Bank’s total loan portfolio.  These loans consist primarily of auto loans, RV loans, boat loans, personal loans and credit lines and deposit account loans.  Consumer loans are originated in the Bank’s market areas and generally have maturities of up to 7 years.  For loans secured by savings accounts, the Bank will lend up to 90.0% of the account balance on single payment loans and up to 100.0% for monthly payment loans.

Consumer loans have a shorter term and generally provide higher interest rates than residential loans.  Consumer loans can be helpful in improving the spread between average loan yield and cost of funds and at the same time improve the matching of the maturities of rate sensitive assets and liabilities.  Increasing consumer loans continues to be a part of the Bank’s strategy of operating more like a commercial bank than a traditional savings bank.

The underwriting standards employed by the Bank for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan.  The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income.  Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

Commercial Business Loans

Commercial business loans amounted to $37.54 million, or 11.8% of the Bank’s total loan portfolio at December 31, 2014.  The Bank’s commercial business loans are traditional business loans and are not secured by real estate.  Such loans may be structured as unsecured lines of credit or may be secured by inventory, accounts receivable or other business assets.  Within the commercial loan category, $3.70 million were in loans originated through a syndication program where the business resides outside of Montana, at December 31, 2014.

The commercial business loan portfolio was 11.8% of the total portfolio at December 31, 2014, the Bank intends to continue to increase such lending by focusing on market segments which it has not previously emphasized, such as business loans to doctors, lawyers, architects and other professionals, as well as, to small businesses within its market areas.  Our management believes that this strategy provides opportunities for growth, without significant additional cost outlays for staff and infrastructure.

Commercial business loans of this nature usually involve greater credit risk than residential mortgage (1-4 family) loans.  The collateral we receive is typically related directly to the performance of the borrower’s business which means that repayment of commercial business loans is dependent on the successful operations and income stream of the borrower’s business.  Such risks can be significantly affected by economic conditions.  In addition, commercial lending generally requires substantially greater oversight efforts compared to residential real estate lending.

Loans to One Borrower

Under Montana law, commercial banks such as the Bank, are subject to certain exemptions and are allowed to select the Office of the Comptroller of the Currency (“OCC”) formula used to determine limits on credit concentrations to single borrowers to an amount equal to the greater of $500,000 or 15.0% of the institution’s unimpaired capital and surplus.  As of December 31, 2014, the Bank’s limit to a single borrower was $7.40 million.  Our largest aggregation of loans to one borrower was approximately $19.88 million at December 31, 2014.  This consisted of three loans: two commercial real estate loans secured by two separate detention facilities and a commercial real estate loan secured by a chemical dependency treatment facility.  The first commercial real estate loan had a principal balance of $4.98 million.  However, 90.0% of that amount, or $4.48 million was sold to the Montana Board of Investments, leaving a net principal balance payable to the Bank of $498,000.  As of December 31, 2014, the principal balance on the second commercial real estate loan was $10.64 million.  However, 90.0% of this loan is guaranteed by the USDA Rural Development.

Thus, 90.0% of the loan, or $9.58 million, is not required to be included in the Bank’s limitations to a single borrower under applicable banking regulations.  This leaves approximately $1.06 million subject to the lending limit described above.  The Bank entered into an interest rate swap with a third party to change the underlying cash flows of the second loan to be a variable market rate tied to one-month LIBOR.  The third commercial real estate loan had a principal balance of $4.26 million as of December 31, 2014.  As a result, the total amount subject to the lending limit at December 31, 2014 was $5.83 million.  At December 31, 2014, these loans were performing in accordance with their terms.  The Bank maintains the servicing for these loans.

Loan Solicitation and Processing

Our customary sources of mortgage loan applications include repeat customers, walk-ins and referrals from home builders and real estate brokers.  We also advertise in local newspapers and on local radio and television.  We currently have the ability to accept online mortgage loan applications and provide pre-approvals through our website.  Our branch managers and loan officers located at our headquarters and in branches, have authority to approve certain types of loans when presented with a completed application.  Other loans must be approved at our main offices as disclosed below.  No loan consultants or loan brokers are currently utilized for either residential or commercial lending activities.

After receiving a loan application from a prospective borrower, a credit report and verifications are obtained to confirm specific information relating to the loan applicant’s employment, income and credit standing.  When required by our policies, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent fee appraiser.  In connection with the loan approval process, our staff analyzes the loan applications and the property involved.  Officers and branch managers are granted lending authority based on the nature of the loan and the managers’ level of experience.  We have established a series of loan committees to approve any loans which may exceed the lending authority of particular officers or branch managers.  A quorum (four directors) of the Board is required for approval of any loan, or aggregation of loans to a single borrower, that exceeds $1,250,000.

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

Loan Commitments

We generally provide commitments to fund fixed and adjustable-rate single-family mortgage loans for periods up to 60 days at a specified term and interest rate, and other loan categories for shorter time periods.  The total amount of our commitments to extend credit as of December 31, 2014, was approximately $4.22 million, all of which was for residential mortgage loans.

Investment Activities

General

State-chartered commercial banks such as the Bank have the authority to invest in various types of investment securities, including United States Treasury obligations, securities of various Federal agencies (including securities collateralized by mortgages), certificates of deposits of insured banks and savings institutions, municipal securities, corporate debt securities and loans to other banking institutions.

Eagle maintains liquid assets that may be invested in specified short-term securities and other investments.  Liquidity levels may be increased or decreased depending on the yields on investment alternatives.  They may also be increased based on management’s judgment as to the attractiveness of yields available in relation to other opportunities.  Liquidity levels can also change based on management’s expectation of future yield levels, as well as management’s projections as to the short-term demand for funds to be used in the Bank’s loan origination and other activities.  Eagle maintains an investment securities portfolio and a mortgage-backed securities (“MBSs”) portfolio as part of its investment portfolio.

Investment Policies

The investment policy of Eagle, which is established by the Board, is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing the Bank’s lending activities.  The policy provides for available-for-sale (including those accounted for under ASC Topic 825), held-to-maturity and trading classifications.

However, Eagle currently does not hold any securities for purposes of trading or held-to-maturity.  The policy permits investments in high credit quality instruments with diversified cash flows while permitting us to maximize total return within the guidelines set forth in our interest rate risk and liquidity management policies.  Permitted investments include but are not limited to U.S. government obligations, government agency or government-sponsored agency obligations, state, county and municipal obligations and mortgage-backed securities.  Collateralized mortgage obligations (“CMOs”), investment grade corporate debt securities and commercial paper are also included.  We also invest in Federal Home Loan Bank (“FHLB”) overnight deposits and federal funds, but these instruments are not considered part of the investment portfolio.

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

Sources of Funds

General

Deposits are the major source of our funds for lending and other investment purposes.  Borrowings (principally from the FHLB of Seattle) are also used to compensate for reductions in the availability of funds from other sources.  In addition to deposits and borrowings, we derive funds from loans and investment securities principal payments.  Funds are also derived from proceeds for the maturity, call and sale of investment securities and from the sale of loans.  Loan and investment securities principal payments are a relatively stable source of funds, while loan prepayments and deposit inflows are significantly influenced by general interest rates and financial market conditions.

Deposits

We offer a variety of deposit accounts.  Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

Our current deposit products include certificates of deposit accounts ranging in terms from 90 days to five years, as well as, checking, savings and money market accounts.  Individual retirement accounts (“IRAs”) are included in certificates of deposit.

Deposits are obtained primarily from residents of Helena, Bozeman, Butte, Townsend, Billings, Missoula, Livingston, Big Timber and Hamilton.  We believe we are able to attract deposit accounts by offering outstanding service, competitive interest rates, convenient locations and service hours.  We use traditional methods of advertising to attract new customers and deposits, including radio, television, print media advertising and sales training and incentive programs for employees.  Management believes that non-residents of Montana hold an insignificant number and amount of deposit accounts.

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

Borrowings

Deposits are the primary source of funds for our lending and investment activities and for general business purposes.  However, as the need arises, or in order to take advantage of funding opportunities, we also borrow funds in the form of advances from FHLB of Seattle to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  We also have Federal funds line of credits with PNC Financial Services Group, Inc. (“PNC”), Zions Bank and Stockman Bank.

During FY 2006, our predecessor entity formed a special purpose subsidiary, Eagle Bancorp Statutory Trust I (the “Trust”), for the purpose of issuing trust preferred securities in the amount of $5.0 million.  Our predecessor entity has issued subordinated debentures to the Trust, and the coupon on the debentures matches the dividend payment on the trust preferred securities.  Upon the closing of the second-step conversion and reorganization, we assumed the obligations of our predecessor in connection with the subordinated debentures and trust preferred securities.  For regulatory purposes, the securities qualify as Tier 1 Capital, while for accounting purposes they are recorded as long term debt.  The securities have a 30 year maturity and carried a fixed coupon of 6.02% for the first five years, at which time the coupon became variable, at a spread of 142 basis points over 3 month LIBOR.  At December 31, 2014 the rate was 1.676%.

Other Activities

The Company offers wealth management services in its locations through four financial advisors employed by the Bank.  Assets under management total approximately $140.00 million at December 31, 2014.

Subsidiary Activity

We are permitted to invest in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations.  The following are subsidiaries of the Company: Opportunity Bank of Montana, Eagle Bancorp Statutory Trust I, and AFSB NMTC Investment Fund, LLC, which is a subsidiary of the Bank.

Personnel

As of December 31, 2014, we had 164 full-time employees and 11 part-time employees.  The employees are not represented by a collective bargaining unit.  We believe our relationship with our employees to be good.

Regulation

Set forth below is a brief description of certain laws and regulations applicable to Eagle and the Bank.  These descriptions of laws and regulations as well as those contained elsewhere do not purport to be complete and are qualified in their entirety by reference to applicable laws and regulations.  Legislative or regulatory changes in the future could adversely affect our operations or financial condition.

General

As a state-chartered commercial bank, the Bank is subject to extensive regulation, examination and supervision by the Montana Division of Banking and Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”), as the insurer of its deposits.  The Bank is a member of the FRB System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the FDIC.  There are periodic examinations to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements.  Under certain circumstances, the FDIC may also examine the Bank.  This regulatory structure is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowance for loan losses for regulatory purposes.  Eagle, as a bank holding company, is required to file certain reports with, and is subject to examination by, and must otherwise comply with the rules and regulations of the FRB.  Eagle is also subject to the rules and regulations of the Securities and Exchange Commission (“SEC”) under the federal securities laws.  See “—Holding Company Regulation.”

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

The Dodd-Frank Act will require the FRB to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets.  Banks with $10 billion or less in assets will continue to be examined by their applicable bank regulators.

The legislation also broadened the base for FDIC insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012.  Lastly, the Dodd-Frank Act directs the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Federal Regulation of Commercial Banks

General

Deposits in the Bank, a Montana state-chartered commercial bank are insured by the FDIC.  The bank has no branches in any other state.  The Bank is subject to regulation and supervision by the Montana Department of Administration’s Banking and Financial Institutions Divisions and the FRB.  The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature, amount of, and collateral for loans.  Federal laws also regulate community reinvestment and insider credit transactions and impose safety and soundness standards.

The Bank’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15.0% of unimpaired capital and surplus.  An additional amount may be lent, equal to 10.0% of unimpaired capital and unimpaired surplus, if the loan is fully secured by certain readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administer the home financing credit function of banks, credit unions and savings institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.  As a member, the Bank is required to purchase and maintain a specified amount of shares of capital stock in the FHLB of Seattle.

The FHLBs have continued and continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.  These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future.  These contributions could also have an adverse effect on the value of FHLB stock in the future.  A reduction in value of the Bank’s FHLB stock may result in a corresponding reduction in the Bank’s capital.

Federal Reserve System

The Federal Reserve System requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their checking and non-personal time deposits.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy liquidity requirements.

The Bank has authority to borrow from the Federal Reserve System “discount window”.  The Bank maintains a “primary credit” facility at the Federal Reserve’s discount window.

As a new member of the Federal Reserve System, the Company is required to maintain a minimum level of investment in FRB stock based on a specific percentage of its capital and surplus.  A reduction in value of the Bank’s FRB stock may result in a corresponding reduction in the Bank’s capital.

Insurance of Deposit Accounts

Deposit accounts at the Bank are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  The Bank’s deposits, therefore, are subject to FDIC deposit insurance assessments.  Assessments paid to the FDIC by the Bank and other banking institutions are used to fund the FDIC’s Federal Deposit Insurance Fund.

Insurance of Accounts and Regulation by the FDIC

As insurer of deposits in banks, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving FRB an opportunity to take such action.  Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement with the FDIC.  We are not aware of any practice, condition or violation that might lead to the termination of the Bank’s deposit insurance.

New Assessments Under Dodd-Frank

The FDIC assesses deposit insurance premiums on each insured institution quarterly based on annualized rates for one of four risk categories.  As required by the Dodd-Frank Act, the FDIC adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution's total assets minus its tangible equity (defined as Tier I capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion is assigned to a Risk Category and a range of initial base assessment rates applies to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution's brokered deposits exceed 10.0% of its domestic deposits, to produce total base assessment rates.  Effective April 1, 2011, total base assessment rates will range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FD1C-insured institution.  The FDIC may increase or decrease its rates for each quarter by 2.0 basis points without further rulemaking.  In an emergency, the FDIC may also impose a special assessment.

Minimum Reserve Ratios

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio for the Deposit Insurance Fund.  The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act, The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%.  The FDIC has not yet announced how it will implement this offset.  In addition to the statutory minimum ratio, the FDIC must designate a reserve ratio, known as the designated reserve ratio, or DRR, which may exceed the statutory minimum.  The FDIC has established 2.0% as the DRR.

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

Capital Requirements

Federally insured savings institutions, such as the Bank, are required by the FRB to maintain minimum levels of regulatory capital.  These minimum capital standards include: a 1.5% tangible capital to total assets ratio, a 4.0% leverage ratio (3.0% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8.0% risk-based capital ratio.  In addition, the prompt corrective action standards, discussed below, also establish, in effect, a minimum 2.0% tangible capital standard, a 4.0% leverage ratio (3.0% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4.0% Tier 1 risk-based capital standard.  The regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires state chartered commercial banks to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4.0% and 8.0%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0.0% to 100.0%, assigned by the FRB capital regulation based on the risks believed inherent in the type of asset.  Tier 1 (core) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100.0% of core capital.  The FRB also has authority to establish individual minimum capital requirements for financial institutions.

Beginning January 1, 2015, community banking organizations became subject to a new regulatory rule recently adopted by federal banking agencies (commonly referred to as Basel III). The new rule establishes a new regulatory capital framework that incorporates revisions to the Basel capital framework, strengthens the definition of regulatory capital, increases risk-based capital requirements, and amends the methodologies for determining risk-weighted assets. These changes are expected to increase the amount of capital required by community banking organizations.  Basel III includes a multiyear transition period from January 1, 2015 through December 31, 2019.

Management believes that, as of December 31, 2014, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital rules on a fully phased-in basis as if such requirements were currently in effect; however, final rules are subject to regulatory discretion and could result in the need for additional capital levels in the future.

Prompt Corrective Action

Federal bank regulatory agencies are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization.  Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8.0%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4.0%, or a ratio of core capital to total assets of less than 4.0% (3.0% or less for institutions with the highest examination rating) is considered to be “undercapitalized.”  An institution that has a total risk-based capital ratio less than 6.0%, a Tier 1 capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized” and an institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the FRB is required to appoint a receiver or conservator for a savings institution that is “critically undercapitalized.”  Regulations also require that a capital restoration plan be filed with the FRB within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  ”Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.   The FRB also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  At December 31, 2014, the Bank’s capital ratios met the “well capitalized” standards.

Limitations on Capital Distributions

A principal source of the parent holding company’s cash is from dividends received from the Bank, which are subject to government regulation and limitation.  Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice.  In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements.  The Bank is subject to Montana state law and cannot declare a dividend greater than the previous two years’ net earnings without providing notice to the state.  Additionally, current guidance from the FRB provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters.  Basel III also introduces additional limitations on banks’ ability to issue dividends by imposing a capital conservation buffer requirement.

Transactions with Affiliates

The Bank’s authority to engage in transactions with “affiliates” is limited by regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the FRB’s Regulation W.  The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution.  Eagle is an affiliate of the Bank.  In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  In addition, certain types of transactions, i.e.  “covered transactions”¸ are restricted to an aggregate percentage of the institution’s capital.  Collateral in specified amounts must be provided by affiliates in order to receive loans from an institution.  In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

Our authority to extend credit to executive officers, directors and 10.0% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, FRB Regulation O.  Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2014, we were in compliance with these regulations.

Holding Company Regulation

General

Eagle is a bank holding company subject to regulatory oversight of the FRB.  Eagle is required to register and file reports with the FRB and is subject to regulation and examination by the FRB.  In addition, the FRB has enforcement authority over Eagle and its non-bank institution subsidiaries which also permits the FRB to restrict or prohibit activities that are determined to present a serious risk to the Bank.

Mergers and Acquisitions

Eagle must obtain approval from the FRB before acquiring more than 5.0% of the voting stock of another bank or bank holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets.  In evaluating an application for Eagle to acquire control of a bank, the FRB would consider the financial and managerial resources and future prospects of Eagle and the target institution, the effect of the acquisition on the risk to the Deposit Insurance Fund, the convenience and the needs of the community and competitive factors.

Acquisition of Eagle

Under the Bank Holding Company Act and the Change in Bank Control Act, a notice or application must be submitted to the FRB if any person (including a company), or a group acting in concert, seeks to acquire 10.0% or more of Eagle’s outstanding voting stock, unless the FRB has found that the acquisition will not result in a change in control of Eagle.  In acting on such a notice or application, the FRB must take into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effect of the acquisition.  Any company that acquires control will be subject to regulation as a bank holding company.

Federal Securities Laws

Eagle’s common stock is registered with the SEC under the Exchange Act.  We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, filed with or furnished to the SEC, are available free of charge through our Internet website, www.opportunitybank.com, as soon as reasonably practical after we have electronically filed such material with, or furnished it to, the SEC.  The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  The contents on or accessible through, these websites are not incorporated into this filing.  Further, our references to the URLs for these websites are intended to be inactive textual references only.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act addresses, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information.  As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact.  The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

ITEM 1A.	RISK FACTORS

We may not successfully integrate the assets, operations and customers of Sterling in a manner which proves profitable in the near term.

Although we believe we carefully evaluated the acquisition of the seven branches of Sterling in FY 2013, we may not be able to achieve reasonable returns on our investment as quickly as we desire or at projected levels.  In addition, although we have made every effort to ensure that our new customers who were formerly customers of Sterling continue banking relationships with us, we may not be able to retain all of these customers.  We also may have acquired loans which, despite current levels of acceptable performance, may not continue to perform in this manner in the future.  Further, the assumption of a significant amount of assets and liabilities, which resulted in a level of growth significantly greater than we have been historically able to achieve through organic means, may provide challenges in the areas of compliance and risk management that will require additional staff or outside advisors which could increase operating expense.

We hold certain intangible assets that could be classified as impaired in the future.  If these assets are considered to be either partially or fully impaired in the future, our earnings and the book values of these assets would decrease.

As a result of the branch acquisition from Sterling in FY 2013, we recorded goodwill in the amount of $6.89 million in the second quarter of 2013.  Final valuation adjustments were recorded in the second quarter of 2014 for $144,000 and impacted goodwill.  The final goodwill recorded related to the acquisition was $7.03 million. We are required to test our goodwill for impairment on a periodic basis.  The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions.  It is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill.  If an impairment determination is made in a future reporting period, our earnings and the book value of goodwill will be reduced by the amount of the impairment.

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

A prolonged economic downturn, especially one affecting our geographic market areas, will adversely affect our business and financial results.

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

We intend to continue our recent emphasis on originating commercial real estate and commercial business loans.  Commercial real estate and commercial business loans generally have more risk than the residential real estate (1-4 family) loans we originate.  Because the repayment of commercial real estate and commercial business loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy.  Commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers.  A downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans.  As our commercial real estate and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

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

We are subject to extensive regulation, supervision and examination by the Board of Governors of the Federal Reserve Board and the Montana Division of Banking and Financial Institutions.  The federal banking laws and regulations govern the activities in which we may engage, and are primarily for the protection of depositors and the Deposit Insurance Fund at the FDIC.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed.  Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.  Because our business is highly regulated, the laws and applicable regulations are subject to frequent change.  Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

Financial reform legislation enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

Congress enacted the Dodd-Frank Act in July 2010.  This new law has significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act created the Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators, which in the case of the Bank is the FRB.

It is difficult to predict at this time what impact the Dodd-Frank Act and its implementing rules will have on community banks like the Bank.  However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

If our investment in the Federal Home Loan Bank of Seattle becomes impaired, our earnings and shareholders’ equity could decrease.

We are required to own common stock of the Federal Home Loan Bank of Seattle (‘FHLB”) to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB’s advance program.  The aggregate cost of our FHLB common stock as of December 31, 2014 was $1.97 million.  FHLB common stock is not a marketable security and can only be redeemed by the FHLB.

FHLB’s may be subject to accounting rules and asset quality risks that could materially lower their regulatory capital.  In an extreme situation, it is possible that the capitalization of a FHLB, including the FHLB of Seattle, could be substantially diminished or reduced to zero.  Consequently, we believe that there is a risk that our investment in FHLB of Seattle common stock could be deemed impaired at some time in the future, and if this occurs, it would cause our earnings and shareholders’ equity to decrease by the amount of the impairment charge.

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

Eagle’s and the Bank’s executive office is located at 1400 Prospect Avenue in Helena, Montana.  The Bank conducts its business through 16 offices, which are located in Helena, Bozeman, Butte, Billings, Big Timber, Livingston, Missoula, Hamilton and Townsend, Montana, and one operation center located in Helena.  The Bank received approval to open a Loan Production Office in Great Falls, Montana during the six months ended December 31, 2014.  The Great Falls Office will open in January 2015.  The principal banking office in Helena also serves as the executive headquarters.  This headquarters houses approximately 30.0% of the Bank’s full-time employees.  The following table includes the location of each of the Bank’s offices, the year the office was opened and the net book value including land, buildings, computer software and equipment and furniture.  The square footage at each location is also presented.

				Value At
				December 31, 2014	Square
Location	Address	Opened		(In Thousands)	Footage

Helena Main Office	1400 Prospect Ave.	1997		$3,495	32,304
	Helena, MT 59601
Helena Neill Avenue Branch	28 Neill Ave.	1987		$921	1,391
	Helena, MT 59601
Helena Skyway Branch	2090 Cromwell Dixon	2009		$2,062	4,643
	Helena, MT 59602
Butte Office	3401 Harrison Ave.	1979		$430	3,890
	Butte, MT 59701
Bozeman - Oak Office	1455 Oak St	2009		$7,094	19,818
	Bozeman, MT 59715
Townsend Office	416 Broadway	1979		$171	1,973
	Townsend, MT 59644
Bozeman - Mendenhall Branch	5 W Mendenhall St.	2012		$1,177	7,109
	Bozeman, MT 59715
Livingston Office	123 S Main St	2012	*	$885	11,072
	Livingston, MT 59047
Big Timber Office	101 McLeod St.	2012		$858	2,004
	Big Timber, MT 59011
Billings Office	455 S 24th St. West	2012	*	$169	3,778
	Billings, MT 59102
Missoula - Higgins Branch	200 N Higgins -	2012	*	$235	3,079
	Missoula, MT 59802
Missoula - Reserve Office	1510 S Reserve St	2012	*	$100	4,320
	Missoula, MT 59801
Hamilton Office	711 S First Street	2012		$1,839	4,870
	Hamilton, MT 59840
Helena Operations Center	3210 Euclid Ave	2012		$435	6,758
	3203 Broadwater Ave.
Bozeman Home Loan Office	1006 W Main St	2012	*	$48	2,981
	Bozeman, MT 59715
Missoula Home Loan Office	2800 S Reserve St	2012	*	$45	2,965
	Missoula, MT 59801

* Leased location

As of December 31, 2014, the net book value of land, buildings, furniture and equipment owned by the Bank, less accumulated depreciation, totaled $19.96 million.

ITEM 3.	LEGAL PROCEEDINGS.

The Bank, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Bank.  There were no lawsuits pending or known to be contemplated against Eagle or the Bank as of December 31, 2014.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Global Market under the symbol “EBMT.”  At the close of business on December 31, 2014, there were 3,878,781 shares of common stock outstanding, held by approximately 900 shareholders of record.  The closing price of the common stock on December 31, 2014, was $10.97 per share.  The following table includes the range of high and low closing prices for our common stock during each quarter of the six months ended December 31, 2014 and of the two fiscal years ended June 30, 2014 and 2013:

			Dividends
Quarter Ended	High Close	Low Close	Paid
Six Months Ended December 31, 2014
December 31, 2014	$11.34	$10.50	$0.75000
September 30, 2014	$10.90	$10.50	$0.75000
Fiscal Year 2014:
June 30, 2014	$11.37	$10.45	$0.07250
March 31, 2014	$11.15	$10.60	$0.07250
December 31, 2013	$11.05	$10.75	$0.07250
September 30, 2013	$12.03	$10.66	$0.07250
Fiscal Year 2013:
June 30, 2013	$11.07	$10.52	$0.07250
March 31, 2013	$10.99	$10.26	$0.07125
December 31, 2012	$10.79	$10.11	$0.07125
September 30, 2012	$10.85	$10.00	$0.07125

Payment of dividends on our shares of common stock is subject to determination and declaration by the Board of Directors (the “Board’’) and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, our results of operations and financial condition, tax considerations and general economic conditions.  No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.

On July 1, 2014, the Company announced that its Board authorized the repurchase of up to 200,000 shares of its common stock. Under this plan, shares may be purchased by the company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations.  This repurchase plan expires on June 30, 2015.

On July 1, 2013, the Company announced that its Board authorized a common stock repurchase program for 150,000 shares of common stock, effective July 1, 2013.  The Company did not purchase any shares of its common stock during FY 2014.  This repurchase program expired on June 30, 2014.

The following table summarizes the Company’s purchase of its common stock for the six months ended December 31, 2014:
			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs

July 1, 2014 through July 31, 2014	-	$-	-	200,000

August 1, 2014 through August 31, 2014	50,000	10.65	50,000	150,000

September 1, 2014 through September 30, 2014	-	-	-	150,000

October 1, 2014 through October 31, 2014	-	-	-	150,000

November 1, 2014 through November 30, 2014	5,000	10.75	5,000	145,000

December 1, 2014 through December 31, 2014	-	-	-	145,000

Total	55,000	$10.66	55,000

ITEM 6.	SELECTED FINANCIAL DATA.

This item has been omitted based on Eagle’s status as a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of Eagle is intended to help investors understand our company and our operations.  The financial review is provided as a supplement to, and should be read in conjunction with the Consolidated Financial Statements and the related Notes included elsewhere in this report.

Overview

Historically, our principal business has consisted of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including real estate and other consumer assets.  We are significantly affected by prevailing economic conditions, particularly interest rates, as well as government policies concerning, among other things, monetary and fiscal affairs, housing and financial institutions and regulations regarding lending and other operations, privacy and consumer disclosure.  Attracting and maintaining deposits is influenced by a number of factors, including interest rates paid on competing investments offered by other financial and non-financial institutions, account maturities, fee structures and levels of personal income and savings.  Lending activities are affected by the demand for funds and thus are influenced by interest rates, the number and quality of lenders and regional economic conditions.  Sources of funds for lending activities include deposits, borrowings, repayments on loans, cash flows from maturities of investment securities and income provided from operations.

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

The Bank has a strong mortgage lending focus, with the majority of its loan originations in single-family residential mortgages, which has enabled it to successfully market home equity loans, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.).  In recent years we have also focused on adding commercial loans to our portfolio, both real estate and non-real estate.  We have made significant progress in this initiative.  As of December 31, 2014, commercial real estate and land loans and commercial business loans represented 36.9% and 11.8% of the total loan portfolio, respectively.  The purpose of this diversification is to mitigate our dependence on the mortgage market, as well as to improve our ability to manage our interest rate spread.  With the acquisition of the Sterling branches, the investment portfolio grew substantially during FY 2013.  As such, management is also focused on decreasing the investment portfolio as a percentage of total assets and offsetting this with growth in the loan portfolio.  The Bank’s management recognizes that fee income will also enable it to be less dependent on specialized lending and it maintains a significant loan serviced portfolio, which provides a steady source of fee income.  As of December 31, 2014, we had mortgage servicing rights, net of $4.12 million compared to $3.76 million as of June 30, 2014 and $3.19 million as of June 30, 2013.  Gain on sale of loans also provides significant fee income or noninterest income in periods of high mortgage loan origination volumes.  Such income will be adversely affected in periods of lower mortgage activity.  Fee income is also supplemented with fees generated from our deposit accounts.  The Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread.  Non-maturity deposits do not automatically reprice as interest rates rise, as do certificates of deposit.

In recent years, management’s focus has been on improving our core earnings.  Core earnings can be described as income before taxes, with the exclusion of gain on sale of loans and adjustments to the market value of our loans serviced portfolio.  Management believes that we will need to continue to focus on increasing net interest margin, other areas of fee income, and control operating expenses to achieve earnings growth going forward.  Management’s strategy of growing the loan portfolio and deposit base is expected to help achieve these goals:  loans typically earn higher rates of return than investments; a larger deposit base will yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs.  The biggest challenge to management’s strategy is funding the growth of our balance sheet in an efficient manner.  Though deposit growth this last year was steady, it may become more difficult to maintain due to significant competition and possible reduced customer demand for deposits as customers may shift into other asset classes.

Other than in limited circumstances for certain high-credit-quality customers, we do not offer “interest only” mortgage loans on residential (1-4 family) properties (where the borrower pays interest but no principal for an initial period, after which the loan converts to a fully amortizing loan).  We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan.  We do not offer “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as loans having less than full documentation).

The level and movement of interest rates impacts the Bank’s earnings as well.  The Federal Open Market Committee (“FOMC”) did not change the federal funds target rate which remained at 0.25% during the six months ended December 31, 2014.

From time to time the Bank has considered growth through mergers or acquisition as an alternative to its strategy of organic growth. On June 29, 2012, the Bank entered into a definitive agreement with Sterling, a Washington state-chartered bank, to acquire Sterling’s banking operations in the state of Montana, including seven branch locations, certain deposit liabilities, loans and other assets and liabilities associated with such branch locations.   As a result of this acquisition, which closed on November 30, 2012, the Bank acquired approximately $182.5 million in additional assets, including approximately $41.3 million of pass-rated performing loans and assumed $181.6 million in new deposits.  The Bank has experienced an increase in mortgage loan originations due to the Sterling acquisition.  Deposit fee income has also increased due to the increase in the number of accounts.  Operating expenses, primarily salaries and employee benefits have increased as a result of the acquisition.  The Bank is currently engaged in a review of staffing and other efficiency measures which it expects will reduce operating expenses in the upcoming year.  The Bank received approximately $130.0 million in cash in the transaction, which may not be able to be immediately used to fund loans. While a substantial amount of the cash has been invested in securities, it may require additional time to deploy all of the proceeds to fund loans.

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

Recent Accounting Pronouncements

In 2013, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance which defines the criteria for determination of whether an entity meets the definition of a public business entity.  The definition of a public business entity will be used in considering the scope of new financial guidance that does or does not apply to public business entities.  The Company has determined that it meets the definition of a public business entity and has applied provisions in the authoritative guidance after 2013, as applicable.

In 2014, the FASB amended its authoritative guidance related to residential real estate to clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendment requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendment will be effective for annual and interim reporting periods beginning after December 31, 2014, and is not expected to have a significant impact on the Company’s consolidated financial statements.

In 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance.  The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In doing so, companies will need to use more judgment and make more estimates than under existing guidance.  These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  The new authoritative guidance will be effective annual and interim reporting periods ending after December 15, 2016, and is not expected to have a significant impact to the Company’s consolidated financial statements.

In 2014, the FASB amended its authoritative guidance related to repurchase-to-maturity transaction to require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements.  In addition, the amendment requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty.  The amendment requires entities to disclose certain information about transfers accounted for as sales in transactions that economically similar to repurchase agreements.  In addition, the amendment requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions.  The amendment will be effective for annual and interim reporting periods beginning after December 31, 2014, and is not expected to have a significant impact on the Company’s consolidated financial statements.

In 2014, the FASB amended its authoritative guidance related to foreclosed home loans with government backed guarantees.  The amendment requires lenders to measure the unpaid principal and interest they expect to recover through the loan guarantee.  The loan should be removed from the lender's asset total and added to the balance sheet as a new receivable.  The amendments will become effective for annual and interim reporting periods ending after December 15, 2014, and is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Allowance for Loan Losses

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

As an integral part of their examination process, the Federal Reserve Board (“FRB”) and the Montana Division of Banking will periodically review our allowance for loan losses and may require us to make additional provisions for estimated losses based upon judgments different from those of management.  In establishing the allowance for loan losses, loss factors are applied to various pools of outstanding loans.  Loss factors are derived using our historical loss experience and may be adjusted for factors that affect the collectability of the portfolio as of the evaluation date.  Commercial business loans that are criticized are evaluated individually to determine the required allowance for loan losses and to evaluate the potential impairment of such loans under FASB ASC Topic 310 Receivables.  Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of loans deteriorate as a result of the factors discussed previously.  Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.  The allowance is based on information known at the time of the review.  Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings.  Such changes could impact future results.

Valuation of Investment Securities

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

Deferred Income Taxes

We use the asset and liability method of accounting for income taxes as prescribed in FASB ASC Topic 740 Income Taxes.  Using this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets.  These judgments require us to make projections of future taxable income.  The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on an ongoing basis as regulatory and business factors change.  A reduction in estimated future taxable income could require us to record a valuation allowance.  Changes in levels of valuation allowances could result in increased income tax expense, and could negatively affect earnings.

Financial Condition

December 31, 2014 compared to June 30, 2014

Total assets increased $21.10 million, or 3.9%, to $560.21 million at December 31, 2014 from $539.11 million at June 30, 2014.  The loan portfolio increased $42.28 million or 15.4%, to $316.27 million at December 31, 2014 from $273.99 million at June 30, 2014.  Securities available-for-sale decreased $27.76 million or 14.6%, to $161.79 million from $189.55 million at June 30, 2014.  Total liabilities increased by $18.31 million, or 3.8%, to $505.71 million from $487.40 million at June 30, 2014.  Total deposits increased $13.93 million or 3.3%, to $440.98 million at December 31, 2014.  Federal Home Loan Bank (“FHLB”) advances and other borrowings increased $3.54 million or 6.9%, to $54.99 million at December 31, 2014.

June 30, 2014 compared to June 30, 2013

Total assets increased $28.58 million, or 5.6%, to $539.11 million at June 30, 2014, from $510.53 million at June 30, 2013.  The loan portfolio increased $59.31 million or 27.6%, to $273.99 million at June 30, 2014.  Securities available-for-sale decreased $29.41 million or 13.4%, to $189.55 million at June 30, 2014.  Total liabilities increased by $26.10 million, or 5.7%, to $487.40 million at June 30, 2014, from $461.30 million at June 30, 2013.  Total deposits increased $9.30 million or 2.2%, to $427.05 million at June 30, 2014.  FHLB advances and other borrowings increased $16.59 million or 47.6%, to $51.45 million at June 30, 2014.

Balance Sheet Details

Investment Securities

We maintain a portfolio of investment securities, classified as either available-for-sale (including those accounted for under FASB ASC Topic 825) or held-to-maturity to enhance total return on investments.  Our investment securities include U.S. government and agency obligations, Small Business Administration pools, municipal securities, mortgage-backed securities (“MBSs”), collateralized mortgage obligations (“CMOs”) and corporate obligations, all with varying characteristics as to rate, maturity and call provisions.  There were no held-to-maturity investment securities included in the investment portfolio at December 31, 2014.  All investment securities included in the investment portfolio are currently available-for-sale.  Eagle also has interest-bearing deposits in other banks and stock in the FHLB of Seattle.

The following table summarizes investment securities:

	December 31,		June 30,
	2014		2014		2013
	Fair Value	Percentage of Total	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency	$33,181	20.11%	$41,306	21.51%	$50,931	22.81%
Municipal obligations	71,885	43.57%	80,364	41.85%	84,436	37.82%
Corporate obligations	6,005	3.64%	5,964	3.11%	9,061	4.06%
MBSs	21,964	13.31%	29,158	15.18%	26,902	12.05%
CMOs	28,752	17.42%	32,761	17.06%	47,633	21.33%

Total securities available-for-sale	161,787	98.05%	189,553	98.70%	218,963	98.07%

Interest-bearing deposits	613	0.37%	611	0.32%	2,385	1.07%

FHLB capital stock, at cost	1,968	1.19%	1,878	0.98%	1,931	0.86%

FRB capital stock, at cost	641	0.39%	-	0.00%	-	0.00%

Total	$165,009	100.00%	$192,042	100.00%	$223,279	100.00%

December 31, 2014 compared to June 30, 2014.  All categories of securities available-for-sale decreased during the period except for corporate obligations which increased slightly.  Net proceeds from sales of securities available-for-sale were $26.94 million for the six months ended December 31, 2014.  Management has focused on decreasing the investment portfolio as a percentage of total assets and offsetting it with growth in the loan portfolio.

June 30, 2014 compared to June 30, 2013.  Almost all categories of securities available-for-sale decreased during the period with the largest decrease in collateralized mortgage obligations of $14.87 million or 31.2%.  The only increase during the period was in mortgage-backed securities which increased $2.23 million or 8.4%.

The following table sets forth information regarding the values, weighted average yields and maturities of investment securities:

	December 31, 2014
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities

	Fair Value	Annualized Weighted Average Yield	Fair Value	Annualized Weighted Average Yield	Fair Value	Annualized Weighted Average Yield	Fair Value	Annualized Weighted Average Yield	Fair Value	Approximate Market Value	Annualized Weighted Average Yield
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency	$455	2.36%	$-	-%	$1,950	2.07%	$30,776	2.13%	$33,181	$33,181	2.13%
Municipal obligations	-	-	1,354	2.19	14,896	3.21	55,635	3.91	71,885	71,885	3.73
Corporate obligations	1,002	1.98	997	1.23	4,006	1.24	-	-	6,005	6,005	1.36
MBSs	-	-	-	-	2,293	1.57	19,671	3.82	21,964	21,964	3.59
CMOs	-	-	4,576	1.42	11,333	1.98	12,843	2.11	28,752	28,752	1.95

Total securities available-for-sale	1,457	2.10	6,927	1.54	34,478	2.40	118,925	3.24	161,787	161,787	2.98

Interest-bearing deposits	613	0.36	-	-	-	-	-	-	613	613	0.36

Federal funds sold	-	-	-	-	-	-	-	-	-	-	-

FHLB capital stock	-	-	-	-	1,968	1.72	-	-	1,968	1,968	1.72

FRB capital stock	-	-	-	-	641	6.00	-	-	641	641	6.00

Total	$2,070	1.58%	$6,927	1.54%	$37,087	2.43%	$118,925	3.24%	$165,009	$165,009	2.97%

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	December 31,		June 30,
	2014		2014		2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential mortgage
(1-4 family) (1)	$102,543	32.12%	$92,321	33.39%	$70,453	32.50%
Commercial real estate	117,627	36.85%	92,043	33.29%	74,395	34.32%
Real estate construction	8,002	2.51%	6,923	2.50%	2,738	1.26%
Total real estate loans	228,172	71.48%	191,287	69.18%	147,586	68.08%

Other loans:
Home equity	39,671	12.43%	37,866	13.69%	35,660	16.45%
Consumer	13,827	4.33%	12,964	4.69%	11,773	5.43%
Commercial	37,536	11.76%	34,412	12.44%	21,775	10.04%
Total other loans	91,034	28.52%	85,242	30.82%	69,208	31.92%

Total loans	319,206	100.00%	276,529	100.00%	216,794	100.00%

Deferred loan fees	486		413		117
Allowance for loan losses	2,450		2,125		2,000

Total loans, net	$316,270		$273,991		$214,677

(1) Excludes loans held for sale.

December 31, 2014 compared to June 30, 2014.  Loans receivable increased $42.28 million primarily due to increases in commercial real estate loans of $25.59 million and increases in residential mortgage (1-4 family) loans of $10.22 million.  Total loan originations were $175.86 million for the six months ended December 31, 2014, with residential mortgages (1-4 family) accounting for $120.83 million of the total.  Commercial real estate and land loan originations totaled $35.23 million.  Construction and home equity loan originations totaled $5.29 million and $4.96 million, respectively, for the same period. Consumer loan originations totaled $4.34 million.  Commercial loan originations totaled $5.21 million.  There were no commercial loan originations from loan syndication programs with borrowers residing outside of Montana during the six months ended December 31, 2014.  Loans held-for-sale increased $342,000, to $17.59 million at December 31, 2014 from $17.25 million at June 30, 2014.  One of the chief objectives of the Sterling branch acquisition was to expand the Bank’s footprint across southern Montana.  The amount of loans acquired was relatively small in comparison to the deposits acquired.  As a result, the Bank’s loan to deposit ratio declined substantially.  The Bank’s strategy has been to actively market and solicit commercial and commercial real estate loans while using investment portfolio proceeds, including the proceeds from the sale of investment securities, to help fund the loan growth.

June 30, 2014 compared to June 30, 2013.  The main components of the increase in loans receivable of $59.31 million were residential mortgage loans which increased by $21.87 million, commercial real estate loans increasing by $17.64 million and commercial loans increasing by $12.63 million.  Home equity, consumer loans and construction loans also increased.  Total loan originations were $297.78 million for the year ended June 30, 2014, with single family mortgages accounting for $212.76 million of the total.  Home equity and construction loan originations totaled $12.92 million and $10.27 million, respectively, for the same period. Commercial real estate and land loan originations totaled $41.42 million.  Consumer loan origination totaled $8.23 million.  Commercial loan originations totaled $12.18 million, with $3.34 million originating from loan syndication programs with borrowers residing outside of Montana. Loans held-for-sale decreased $3.56 million, to $17.25 million at June 30, 2014 from $20.81 million at June 30, 2013.

Loan Maturities.  The following table sets forth the estimated maturity of the loan portfolio of the Bank at December 31, 2014.  Balances exclude deferred loan fees and allowance for loan losses.  Scheduled principal repayments of loans do not necessarily reflect the actual life of such assets.  The average life of a loan is typically substantially less than its contractual terms because of prepayments.  In addition, due on sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, the borrower sells the real property, subject to the mortgage, and the loan is not paid off.  All mortgage loans are shown to be maturing based on the date of the last payment required by the loan agreement, except as noted.

Loans having no stated maturity, those without a scheduled payment, demand loans and matured loans, are shown as due within six months.

	Within 6 Months	6 to 12 Months	More than 1 year to 2 years	More than 2 years to 5 years	Over 5 years	Total
			(In Thousands)
Residential mortgage (1-4 family) (1)	$508	$11	$114	$2,653	$116,844	$120,130
Commercial real estate	6,929	4,152	4,516	16,593	85,437	117,627
Real estate construction	6,488	1,514	-	-	-	8,002
Home equity	1,882	2,421	1,939	3,989	29,440	39,671
Consumer	615	584	1,313	7,347	3,968	13,827
Commercial	7,282	5,017	4,282	8,503	12,452	37,536
Total loans (1)	$23,704	$13,699	$12,164	$39,085	$248,141	$336,793

(1) Includes loans held for sale.

The following table includes loans by fixed or adjustable rates at December 31, 2014:

	Fixed	Adjustable	Total
	(Dollars in Thousands)
Due after December 31, 2015:
Residential mortgage (1 to 4 family) (1)	$81,710	$37,901	$119,611
Commercial real estate	72,322	34,224	106,546
Real estate construction	-	-	-
Home equity	11,138	24,230	35,368
Consumer	11,116	1,512	12,628
Commercial	18,671	6,566	25,237
Total (1)	194,957	104,433	299,390

Due in less than one year	32,575	4,828	37,403

Total Loans (1)	$227,532	$109,261	$336,793

Percent of total	67.56%	32.44%	100.00%

(1) Includes loans held for sale

The following table sets forth information with respect to our loan originations, purchases and sales activity:

	Six Months Ended
	December 31,	Years Ended June 30,
	2014	2014	2013
	(In Thousands)

Net loans receivable at beginning of period (1)	$291,236	$235,484	$184,452

Loans originated:
Residential mortgage (1-4 family)	120,829	212,761	250,066
Commercial real estate	35,225	41,425	17,007
Real estate construction	5,292	10,267	8,189
Home equity	4,958	12,921	9,853
Consumer	4,343	8,230	7,063
Commercial	5,212	12,179	10,143
Total loans originated	175,859	297,783	302,321

Loans purchased in acquistion:
Residential mortgage (1-4 family)	-	-	12,469
Commercial real estate	-	-	10,235
Real estate construction	-	-	-
Home equity	-	-	15,028
Consumer	-	-	2,364
Commercial	-	-	1,227
Total loans purchased	-	-	41,323

Loans sold:
Whole loans	101,575	182,038	228,919

Principal repayments and loan refinancings	32,061	60,414	63,365

Deferred loan fees increase (decrease)	73	296	(47)

Allowance for losses increase	325	125	375

Net loan increase	42,621	55,752	51,032

Net loans receivable at end of period (1)	$333,857	$291,236	$235,484

(1) Includes loans held for sale.

Nonperforming Assets.  Generally, our collection procedures provide that when a loan is 15 or more days delinquent, the borrower is sent a past due notice.  If the loan becomes 30 days delinquent, the borrower is sent a written delinquency notice requiring payment.  If the delinquency continues, subsequent efforts are made to contact the delinquent borrower, including face to face meetings and counseling to resolve the delinquency.  All collection actions are undertaken with the objective of compliance with the Fair Debt Collection Act.

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions.  If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt.  Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of.  When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs.  The initial recording of any loss is charged to the allowance for loan losses.  As of December 31, 2014, the Bank had $619,000 of real estate owned.

Loans are reviewed on a quarterly basis and are placed on non-accrual status when they are 90 days or more delinquent.  Loans may be placed on non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful.  Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan.  At December 31, 2014, we had $962,000 ($815,000 net of specific reserves for loan losses) of loans that were nonperforming and held on non-accrual status.

The following table provides information regarding the Bank’s loans that are delinquent 30 to 89 days:

	December 31, 2014
	Number	Amount	Percentage of Total Delinquent Loans
	(Dollars in Thousands)
Loan type:
Residential mortgage (1-4 family)	4	$203	16.56%
Commercial real estate	3	131	10.69%
Real estate construction	-	-	0.00%
Home equity	8	303	24.71%
Consumer	41	258	21.04%
Commercial	6	331	27.00%
Total	62	$1,226	100.00%

The following table sets forth information regarding nonperforming assets:

	December 31,	June 30,
	2014	2014	2013
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential mortgage (1-4 family)	$821	$50	$58
Other loans:
Home equity	48	142	305
Consumer	16	43	41
Commercial	77	107	66
Accruing loans delinquent 90 days or more	-	-	-
Restructured loans:
Commercial real estate	-	130	303
Home equity	48	50	-
Total nonperforming loans	1,010	522	773
Real estate owned and other repossed property, net	637	458	550
Total nonperforming assets	$1,647	$980	$1,323

Total nonperforming loans to total loans	0.32%	0.19%	0.36%
Total nonperforming loans to total assets	0.18%	0.10%	0.15%
Total allowance for loan loss to nonperforming loans	242.57%	407.09%	258.73%
Total nonperforming assets to total assets	0.29%	0.18%	0.26%

During the six months ended December 31, 2014, the Bank had one foreclosed real estate property and other repossessed assets resulting in a loss of $1,000 upon sale.  There were no write-downs on fair value less cost to sell for foreclosed real estate property during the six months ended December 31, 2014.  During the six months ended December 31, 2014, a minimal amount of interest was recorded on loans previously accounted for on a non-accrual basis.

Management, in compliance with regulatory guidelines, conducts an internal loan review program, whereby loans are placed or classified in categories depending upon the level of risk of nonpayment or loss.  These categories are special mention, substandard, doubtful or loss.  When a loan is classified as substandard or doubtful, management is required to establish an allowance for loan losses in an amount that is deemed prudent.  When management classifies a loan as a loss asset, an allowance equal up to 100.0% of the loan balance is required to be established or the loan is required to be charged-off.  The allowance for loan losses is composed of an allowance for both inherent risk associated with lending activities and specific problem assets.

Management’s evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process.  In addition, each loan that exceeds $500,000 and each group of loans that exceeds $500,000 is monitored more closely.

The following table reflects our classified assets:

	December 31,	June 30,
	2014	2014	2013
	(In Thousands)
Residential mortgage (1-4 family):
Special mention	$-	$-	$-
Substandard	1,331	660	315
Doubtful	-	-	-
Loss	140	-	-

Commercial real estate:
Special mention	-	-	715
Substandard	-	280	-
Doubtful	-	-	-
Loss	-	-	-

Real estate construction:
Special mention	-	-	-
Substandard	-	-	-
Doubtful	-	-	-
Loss	-	-	-

Home equity loans:
Special mention	-	-	-
Substandard	328	257	626
Doubtful	-	-	-
Loss	-	31	153

Consumer loans:
Special mention	-	-	-
Substandard	41	74	62
Doubtful	7	7	10
Loss	7	20	6

Commercial loans:
Special mention	-	-	-
Substandard	229	300	121
Doubtful	-	-	-
Loss	-	15	-

Securities available-for-sale:
Special mention	-	-	-
Substandard	-	-	-
Doubtful	-	-	-
Loss	-	-	-

Real estate owned/repossessed property	637	458	550

Total classified loans and real estate owned	$2,720	$2,102	$2,558

Allowance for Loan Losses and Real Estate Owned.  The Bank segregates its loan portfolio for loan losses into the following broad categories:  real estate loans (residential mortgages (1-4 family), real estate construction, commercial real estate and land) home equity loans, consumer loans and commercial business loans.  The Bank provides for a general allowance for losses inherent in the portfolio in the categories referenced above.  General loss percentages which are calculated based on historical analyses and other factors such as volume and severity of delinquencies, local and national economy, underwriting standards and other factors.  This portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used.  This is due to the risk of error and/or inherent imprecision in the process.  This portion of the allowance is subjective in nature and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as:  trends in delinquencies and non-accruals; trends in volume; terms and portfolio mix; new credit products; changes in lending policies and procedures; and changes in the outlook for the local, regional and national economy.

At least quarterly, the management of the Bank evaluates the need to establish an allowance against losses on loans based on estimated losses on specific loans when a finding is made that a loss is estimable and probable.  Such evaluation includes a review of all loans for which full collectability may not be reasonably assured and considers, among other matters:  the estimated market value of the underlying collateral of problem loans; prior loss experience; economic conditions; and overall portfolio quality.  Real estate owned is evaluated annually and recorded at fair value.

Provisions for, or adjustments to, estimated losses are included in earnings in the period they are established.  At December 31, 2014, we had $2.45 million in allowances for loan losses.

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

It is our policy to review our loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis.

The following table includes information for allowance for loan losses:

	For the Six
	Months Ended	For the Years Ended
	December 31,	June 30,
	2014	2014	2013
	(Dollars in Thousands)

Beginning balance	$2,125	$2,000	$1,625

Provision for loan losses	515	608	678
Loans charged-off
Residentail mortgage (1-4 family)	-	-	(73)
Commercial real estate	-	(199)	(35)
Real estate construction	-	-	-
Home equity	(159)	(73)	(190)
Consumer	(65)	(88)	(66)
Commercial	(24)	(144)	(1)
Recoveries
Residentail mortgage (1-4 family)	-	-	-
Commercial real estate	31	17	-
Real estate construction	-	-	-
Home equity	-	-	-
Consumer	27	4	6
Commercial			56
Net loans charged-off	(190)	(483)	(303)

Ending balance	$2,450	$2,125	$2,000

Allowance for loan losses to total loans	0.77%	0.77%	0.92%
Allowance for loan losses to total nonperforming
loans	242.57%	407.09%	258.73%
Net charge-offs to average loans
outstanding during the period	0.06%	0.19%	0.15%

The following table presents allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans:

	December 31,			June 30,
	2014			2014			2013
	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Residential mortgage
(1-4 family)	$684	27.92%	32.12%	$485	22.82%	33.39%	$423	21.15%	32.50%
Commercial real estate	1,098	44.81%	36.85%	974	45.84%	33.29%	952	47.60%	34.32%
Real estate construction	35	1.43%	2.51%	30	1.41%	2.50%	15	0.75%	1.26%
Total real estate loans	1,817	74.16%	71.48%	1,489	70.07%	69.18%	1,390	69.50%	68.08%

Other loans:
Home equity	270	11.02%	12.43%	299	14.07%	13.69%	290	14.50%	16.45%
Consumer	46	1.88%	4.33%	49	2.31%	4.69%	40	2.00%	5.43%
Commercial	317	12.94%	11.76%	288	13.55%	12.44%	280	14.00%	10.04%
Total other loans	633	25.84%	28.52%	636	29.93%	30.82%	610	30.50%	31.92%

Total	$2,450	100.00%	100.00%	$2,125	100.00%	100.00%	$2,000	100.00%	100.00%

Historical loss averages have decreased, as a result of lower charge-offs within the past three years, and impacted the allowance adequacy calculation as a percent of loans.

Deposits and Other Sources of Funds

Deposits.  Deposits are the Company’s primary source of funds.  Core deposits are deposits that are more stable and somewhat less sensitive to rate changes.  They also represent a lower cost source of funds than rate sensitive, more volatile accounts such as certificates of deposit.  We believe that our core deposits are our checking, savings accounts, money market accounts and IRA accounts.  Based on our historical experience, we include IRA accounts funded by certificates of deposit as core deposits because they exhibit the principal features of core deposits in that they are stable and generally are not rate sensitive.  Core deposits were $324.98 million or 73.7% of the Bank’s deposits at December 31, 2014 ($290.76 million or 65.9% if IRA certificates of deposit are excluded).  The presence of a high percentage of core deposits and, in particular, transaction accounts reflects in part our strategy to restructure our liabilities to more closely resemble the lower cost liabilities of a commercial bank.  However, a significant portion of our deposits remains in certificate of deposit form.  These certificates of deposit, if they mature and are renewed at higher rates, would result in an increase in our cost of funds.

 The following table includes deposit accounts and the associated weighted average interest rates for each category of deposits:

	December 31,			June 30,
	2014			2014			2013
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
	Amount	of Total	Rate	Amount	of Total	Rate	Amount	of Total	Rate
	(Dollars in Thousands)
Noninterest checking	$60,507	13.72%	0.00%	$58,432	13.68%	0.00%	$52,972	12.68%	0.00%
Interest bearing checking	76,367	17.32%	0.04%	68,033	15.93%	0.03%	65,876	15.77%	0.04%
Savings	62,455	14.16%	0.04%	60,493	14.17%	0.05%	56,051	13.42%	0.05%
Money market accounts	91,431	20.73%	0.11%	87,892	20.58%	0.12%	85,361	20.43%	0.13%
Total	290,760	65.93%	0.05%	274,850	64.36%	0.06%	260,260	62.30%	0.07%
Certificates of deposit accounts:
IRA certificates	34,216	7.76%	1.01%	35,967	8.42%	1.08%	37,141	8.89%	1.14%
Brokered certificates	4,195	0.95%	1.80%	4,195	0.98%	1.80%	-	0.00%	0.00%
Other certificates	111,812	25.36%	0.86%	112,033	26.23%	0.85%	120,350	28.81%	0.98%
Total certificates of deposit	150,223	34.07%	0.92%	152,195	35.64%	0.93%	157,491	37.70%	1.02%
Total deposits	$440,983	100.00%	0.35%	$427,045	100.00%	0.37%	$417,751	100.00%	0.42%

December 31, 2014 compared to June 30, 2014.  All deposit products increased with the exception of time certificates of deposits which decreased slightly during the period.  Noninterest checking increased $2.08 million or 3.6%, to $60.51 million at December 31, 2014.  Interest bearing checking increased $8.33 million or 12.2%, to $76.37 million at December 31, 2014.  Savings increased $1.96 million or 3.2% and money markets increased $3.54 million, or 4.0%.  Management attributes the continued organic increase in deposits to increased marketing of checking accounts as well as customers’ preference for placing funds in secure, federally insured accounts.  Certificates of deposits decreased $1.97 million, or 1.3%, to $150.22 million at December 31, 2014.

June 30, 2014 compared to June 30, 2013.  Growth occurred across most deposit products with the exception of time certificates of deposits which decreased slightly during the period.  Noninterest checking increased $5.46 million or 10.3%, to $58.43 million at June 30, 2014.  Interest bearing checking increased $2.16 million or 3.3%, to $68.03 million at June 30, 2014.  Savings increased $4.44 million or 7.9% and money markets increased $2.53 million, or 3.0%.  Certificates of deposits decreased $5.30 million, or 3.4%, to $152.20 million at June 30, 2014.

The following table includes amounts and maturities of certificates of deposits as of December 31, 2014, for the maturity dates indicated:

				After
	December 31,	December 31,	December 31,	December 31,
	2015	2016	2017	2017	Total

under 0.51%	$52,678	$1,080	$-	$-	$53,758
0.51-0.75%	14,651	5,134	20	-	19,805
0.76-1.00%	10,203	10,134	3,942	587	24,866
1.01-1.25%	7,358	5,117	3,062	3,023	18,560
1.26-1.50%	337	692	2,651	6,395	10,075
1.51-2.00%	87	4,279	1,563	5,821	11,750
2.01% and higher	3,391	4,313	-	3,705	11,409
Total	$88,705	$30,749	$11,238	$19,531	$150,223

The following table shows the amount of certificates of deposit with balances of $100,000 to $250,000 and greater than $250,000 by time remaining until maturity as of December 31, 2014:

	Balance
		Greater
	$100 - $250	than $250	Total
	(In Thousands)
3 months or less	$7,739	$1,509	$9,248
Over 3 to 6 months	9,612	6,135	15,747
Over 6 to 12 months	7,249	1,008	8,257
Over 12 months	19,712	11,757	31,469
Total	$44,312	$20,409	$64,721

The following table includes net changes in deposit accounts:

	Six Months
	Ended
	December 31,	Years Ended June 30,
	2014	2014	2013
	(Dollars in thousands)

Beginning balance	$427,045	$417,751	$219,989
Deposits, net	13,162	7,694	14,170
Acquired deposits in branch acquisition	-	-	182,463
Interest credited	776	1,600	1,129

Ending balance	$440,983	$427,045	$417,751

Net increase	$13,938	$9,294	$197,762

Percent increase	3.26%	2.22%	89.90%

Weighted average cost of
deposits during the period	0.36%	0.35%	0.41%

Weighted average cost of
deposits at end of period	0.35%	0.37%	0.42%

Our depositors are primarily residents of the state of Montana.

Borrowings.  Deposits are the primary source of funds for our lending and investment activities and for general business purposes.  However, as the need arises, or in order to take advantage of funding opportunities, we also borrow funds in the form of advances from FHLB of Seattle to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  We also have Federal funds line of credits with PNC, Zions Bank and Stockman Bank.

 The following table includes information related to FHLB of Seattle and other borrowings:

	Six Months
	Ended
	December 31,	Years Ended June 30,
	2014	2014	2013
	(Dollars in Thousands)
FHLB advances:
Average balance	$45,598	$28,692	$31,962
Maximum balance at any month-end	48,898	49,404	41,249
Balance at period end	43,704	49,404	33,996
Weighted average interest rate during the period	1.30%	2.24%	2.73%
Weighted average interest rate at period end	1.28%	1.20%	2.23%

Repurchase agreements:
Average balance	$-	$-	$1,668
Maximum balance at any month-end	-	-	5,000
Balance at period end	-	-	-
Weighted average interest rate during the period	0.00%	0.00%	4.89%
Weighted average interest rate at period end	0.00%	0.00%	0.00%

Other:
Average balance	$5,512	$3,926	$505
Maximum balance at any month-end	11,750	12,070	865
Balance at period end	11,289	2,050	865
Weighted average interest rate during the period	0.48%	0.51%	1.00%
Weighted average interest rate at period end	0.41%	0.65%	1.00%

Total borrowings:
Average balance	$51,134	$32,618	$33,626
Maximum balance at any month-end	55,471	51,454	41,249
Balance at period end	54,993	51,454	34,861
Weighted average interest rate during the period	1.21%	2.04%	2.70%
Weighted average interest rate at period end	1.11%	1.17%	2.20%

December 31, 2014 compared to June 30, 2014.  Advances from the FHLB and other borrowings increased $3.54 million during the six months ended December 31, 2014.

June 30, 2014 compared to June 30, 2013.  Advances from the FHLB and other borrowings increased $16.59 million primarily due to the use of short-term FHLB advances to fund the Bank’s mortgage banking operations during the quarter ended June 30, 2014.

Shareholders’ Equity

December 31, 2014 compared to June 30, 2014.  Total shareholders’ equity increased $2.79 million or 5.4%, to $54.50 million at December 31, 2014 from $51.71 million at June 30, 2014.  This is primarily due to net income of $1.64 million and a decrease in accumulated other comprehensive loss of $2.04 million (mainly due to a decrease in net unrealized losses on securities available-for-sale) partially offset by treasury stock purchased for $587,000 and dividends paid of $581,000.

June 30, 2014 compared to June 30, 2013.  Total stockholders’ equity increased $2.48 million or 5.0%, to $51.71 million at June 30, 2014 from $49.23 million at June 30, 2013.  This was primarily a result of net income of $2.11 million and a decrease in accumulated other comprehensive loss of $1.13 million (mainly due to a decrease in net unrealized losses on securities available-for-sale) partially offset by dividends paid of $1.14 million.

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

The following table includes average balances for balance sheet items, as well as, interest and dividends and average yields related to the average balances.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income or expense.

	For the Six Months Ended December 31,			For the Years Ended June 30,
	2014			2014			2013
	Average	Interest		Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(3)	Balance	Dividends	Cost(3)	Balance	Dividends	Cost(3)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
FHLB and FRB stock	$2,189	$19	1.72%	$1,901	$2	0.10%	$1,972	$-	0.00%
Loans receivable, net	315,316	7,562	4.80%	260,825	12,985	4.98%	208,638	11,200	5.37%
Investment securities	181,668	2,026	2.23%	200,226	4,283	2.14%	167,118	3,568	2.14%
Interest-bearing deposits with banks	4,754	2	0.03%	3,106	11	0.26%	11,359	30	0.24%
Total interest-earning assets	503,927	9,609	3.81%	466,058	17,281	3.71%	389,087	14,798	3.80%
Noninterest-earning assets	46,520			49,415			42,978
Total assets	$550,447			$515,473			$432,065

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Money market	$90,773	$51	0.11%	$89,590	$78	0.09%	$63,138	$87	0.14%
Savings	60,960	13	0.04%	58,782	33	0.06%	48,058	37	0.08%
Checking	72,543	13	0.03%	67,688	28	0.04%	55,305	28	0.05%
Certificates of deposit	151,431	600	0.79%	154,845	1,156	0.75%	125,327	1,046	0.83%
Advances from FHLB and other borrowings
including subordinated debt	55,424	353	1.27%	36,908	750	2.03%	38,781	1,049	2.70%
Total interest-bearing liabilities	431,131	1,030	0.48%	407,813	2,045	0.50%	330,609	2,247	0.68%
Non-interest checking	63,044			57,771			42,305
Other noninterest-bearing liabilities	3,301			753			5,365
Total liabilities	497,476			466,337			378,279

Total equity	52,971			49,136			53,786

Total liabilities and equity	$550,447			$515,473			$432,065
Net interest income/interest rate spread(1)		$8,579	3.34%		$15,236	3.21%		$12,551	3.12%

Net interest margin(2)			3.40%			3.27%			3.23%
Total interest-earning assets to interest-bearing liabilities			116.88%			114.28%			117.69%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(2)	Net interest margin represents income before the provision for loan losses divided by average interest-earning assets.
(3)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume multiplied by the old rate; (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely atbtributable to rate or volume, which have been allocated proportionately to the change due to volume and the change due to rate.

	For the Six Months Ended December 31,			For the Years Ended June 30,
	2014			2014			2013
		Due to			Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Loans receivable, net	$2,712	$(573)	$2,139	$2,801	$(1,016)	$1,785	$1,163	$(847)	$316
Investment securities	(397)	167	(230)	707	8	715	2,253	(1,877)	376
Interest-bearing
deposits with banks	4	(11)	(7)	(20)	1	(19)	5	5	10
Other earning assets	-	35	35	-	2	2	-	-	-
Total interest earning assets	2,319	(382)	1,937	3,488	(1,005)	2,483	3,421	(2,719)	702

Interest-bearing liabilities:
Savings, money market and
checking accounts	4	10	14	51	(65)	(14)	63	(11)	52
Certificates of deposit	(25)	71	46	247	(137)	110	508	(436)	72
Borrowings &
subordinated debentures	375	(420)	(45)	(51)	(247)	(298)	(711)	(331)	(1,042)
Total interest-bearing liabilities	354	(339)	15	247	(449)	(202)	(140)	(778)	(918)

Comparison of Operating Results for the Six Months Ended December 31, 2014 and 2013

Net Income

Eagle’s net income for the six months ended December 31, 2014 was $1.64 million compared to $1.14 million for the six months ended December 31, 2013.  The increase of $501,000 was due to increases in net interest income of $1.16 million and an income tax benefit of $465,000 for the six months ended December 31, 2014 compared to income tax expense of $66,000 for the six months ended December 31, 2013.  These were partially offset by an increase in noninterest expense of $513,000, a decrease in noninterest income of $475,000 and an increase in provision for loan losses of $203,000.  Basic and diluted earnings per share were $0.42 for the current period and $0.29 per share for the prior comparable period.

Net Interest Income

Net interest income increased to $8.58 million for the six months ended December 31, 2014, from $7.42 million for the six months ended December 31, 2013.  This increase of $1.16 million, or 15.6%, was primarily the result of an increase in interest and dividend income of $1.15 million.

Interest and Dividend Income

Total interest and dividend income was $9.61 million for the six months ended December 31, 2014, compared to $8.46 million for the six months ended December 31, 2013, an increase of $1.15 million, or 13.6%.  Interest and fees on loans increased to $7.56 million for the six months ended December 31, 2014 from $6.35 million for the same period ended December 31, 2013.  This increase of $1.21 million, or 19.1%, was due to an increase in the average balance of loans partially offset by a decrease in the average yield of loans for the six months ended December 31, 2014.  Average balances for loans receivable, net, including loans held for sale, for the six months ended December 31, 2014 were $315.32 million, compared to $249.58 million for the prior year period.  This represents an increase of $65.74 million, or 26.3%.  The average interest rate earned on loans receivable decreased by 18 basis points, from 4.98% to 4.80%.  Interest and dividends on investment securities available-for-sale decreased by $76,000 for the six months ended December 31, 2014 from $2.10 million for the same period last year.  Average balances on investments decreased to $181.67 million for the six months ended December 31, 2014, from $205.19 million for the six months ended December 31, 2013.  The average interest rate earned on investments increased to 2.23% compared to 2.05% for the six months ended December 31, 2013.

Interest Expense

Total interest expense decreased slightly for the six months ended December 31, 2014 to $1.03 million from $1.04 million for the six months ended December 31, 2013, a decrease of $11,000, or 1.1%.  The decrease was attributable to decreases in interest on borrowings partially offset by an increase in expense on deposits.  The average rates on deposits, which include non-interest bearing deposits, changed only slightly from 30 basis points to 31 basis points. However, the average balance for deposits increased from $424.52 million to $438.75 million, an increase of $14.23 million.  The growth was likely the result of the Bank’s customers continuing to opt for the safety of federally insured deposits, notwithstanding historically low rates on such deposits, over the risks and uncertainty of the capital markets.  All deposit categories average balances increased with the exception of certificates of deposits which decreased only slightly.  Average balances in borrowings increased to $55.42 million for the six months ended December 31, 2014, compared to $36.89 million for the same period in the previous year.  Although the average borrowing balance increased, the average rate paid decreased, resulting in a decrease in interest expense for borrowings to $310,000 for the six months ended December 31, 2014 versus $365,000 in the previous period.  The average rate paid on borrowings decreased from 2.21% last year to 1.27% for the six months ended December 31, 2014

Provision for Loan Losses

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending we conduct  and past due loans in portfolio.  The Bank’s policies require the review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  Using this methodology, the Bank recorded $515,000 in provision for loan losses for the six months ended December 31, 2014 and $312,000 for the six months ended December 31, 2013.  The increase from 2013 is based on an analysis of a variety of factors including delinquencies within the loan portfolio.  Management believes the level of total allowances is adequate.  Total nonperforming loans, including restructured loans, net increased slightly from $992,000 at December 31, 2013 to $1.01 million at December 31, 2014.  The Bank has $637,000 in other real estate owned and other repossessed assets at December 31, 2014.

Noninterest Income

Total noninterest income decreased to $5.09 million for six months ended December 31, 2014 compared to $5.57 million for the six months ended December 31, 2013, a decrease of $475,000 or 8.5%.  The decrease was primarily due to a decrease in net gain on sale of available-for-sale securities of $501,000 and a net decrease of $435,000 in the value of the fair-value-hedge interest rate swap implemented in August 2010.  These decreases were partially offset by an increase in net gain on sale of loans of $310,000.

Noninterest Expense

Noninterest expense increased by $513,000 or 4.5% to $11.98 million for six months ended December 31, 2014 from $11.47 million for six months ended December 31, 2013.  This increase was primarily due to increases in legal, accounting and examination fees, consulting fees and data processing, partially offset by a decrease in salaries and employee benefits.

Income Tax

Eagle’s income tax benefit was $465,000 for the six months ended December 31, 2014, compared to income tax expense of $66,000 for the six months ended December 31, 2013.  The effective tax rate was negative 39.51% six months ended December 31, 2014 and 5.47% for the six months ended December 31, 2013.  Tax free municipal bond income and Bank owned life insurance income contributed to the lower effective tax rates for the periods.  The effective tax rate is further reduced by a tax credit investment entered into by the Company in 2013.  The Bank made an investment in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period.  The federal tax credit benefits were $190,000 for the six months ended December 31, 2014 and 2013.  In addition, the deductibility for tax purposes of goodwill resulting from the Sterling acquisition has helped reduce the Company’s effective tax rate.

Comparison of Operating Results for the Years Ended June 30, 2014 and 2013

Net Income

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

Net Interest Income

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

Interest and Dividend Income

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

Interest Expense

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

Provision for Loan Losses

A provision to increase the allowance for loan loss by $608,000 was made for the year ended June 30, 2014 while a provision of $678,000 million was made for the year ended June 30, 2013.  The decrease from 2013 is based on an analysis of a variety of factors including delinquencies within the loan portfolio.  Total classified assets decreased to $2.10 million at June 30, 2014 from $2.56 million at June 30, 2013.  Total nonperforming loans as a percentage of the total loan portfolio decreased to 0.19% at June 30, 2014, from 0.36% at June 30, 2013.  As of June 30, 2014, The Bank had $458,000 in other real estate owned, a decrease of $92,000 from $550,000 held at June 30, 2013.

Noninterest Income

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

Noninterest Expense

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

Income Tax

Eagle’s income tax benefit was $350,000 for the year ended June 30, 2014, compared to $650,000 for the year ended June 30, 2013.  The effective tax rate was negative 19.88% for the year ended June 30, 2014 and negative 49.13% for the year ended June 30, 2013.  Though pretax income is higher in the current period the percent of tax free municipal bond income and Bank owned life insurance income to total income increased, thus reducing the effective tax rate.  The effective tax rate was further reduced by a tax credit investment entered into by the Company in 2013.  The Bank made an investment in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period.  The federal tax credit benefits were $380,000 for the years ended June 30, 2014 and 2013.  In addition, the deductibility for tax purposes of goodwill resulting from the Sterling acquisition has helped reduce the Company’s effective tax rate.

Liquidity and Capital Resources

Liquidity

The Bank is required to maintain minimum levels of liquid assets as defined by the Montana Division of Banking and FRB regulations.  The liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages.  For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined.  In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets.  “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Seattle.  The Bank exceeded those minimum ratios as of December 31, 2014, June 30, 2014 and June 30, 2013.

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

Comparison of Cash Flow for December 31, 2014 and 2013

Net cash provided by the Company’s operating activities, which is primarily comprised of cash transactions affecting net income, was $4.22 million for the six months ended December 31, 2014 compared to $8.77 million for the six months ended December 31, 2013.  Net cash provided by operating activities was lower for the December 31, 2014 period primarily due to changes in loans held-for-sale.

Net cash used in the Company’s investing activities, which is primarily comprised of cash transactions from the investment securities and mortgage-backed securities portfolios and the loan portfolio, was $14.84 million for the six months ended December 31, 2014 compared to $15.00 million for the six months ended December 31, 2013.  Net cash used in investing activities for the six months ended December 31, 2014 is due in part to loan originations being higher than loan pay-off and principal payments during the year.  Loan origination and principal collection, net was $43.66 million for the six months ended December 31, 2014.  This was partially offset by available-for-sale securities sales proceeds of $26.94 million.  Net cash used in investing activities for the six months ended December 31, 2013 is due in part to loan originations being higher than loan pay-off and principal payments during the year.  Loan origination and principal collection, net was $33.68 million for the six months ended December 31, 2013.  In addition, there was $29.41 million in available-for-sale securities purchases during the six months ended December 31, 2013.  These uses of cash were partially offset by available-for-sale security sales and maturities, principal payments and calls of $48.87 million.

Net cash provided by the Company’s financing activities was $16.31 million for the six months ended December 31, 2014 compared to $7.13 million for the six months ended December 31, 2013.  Net cash provided by financing activities for the six months ended December 31, 2014 was primarily a result of a net increase in deposits of $13.94 million and net advances from FHLB and other borrowings of $3.54 million.   Net cash provided by financing activities for the six months ended December 31, 2013 was due to a net increase in deposits of $14.49 million, partially offset by net payments on FHLB advances and other borrowings of $6.79 million.

Comparison of Cash Flow for June 30, 2014 and 2013

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

Net cash used in the Company’s investing activities, which is primarily comprised of cash transactions from the investment securities and mortgage-backed securities portfolios and the loan portfolio, was $33.69 million for the year ended June 30, 2014 compared to $13.13 million for the year ended June 30, 2013.  Net cash used in investing activities for fiscal 2014 is due in part to loan originations being higher than loan pay-off and principal payments during the year.  Loan origination and principal collection, net was $61.17 million for fiscal 2014.  In addition, there was $44.74 million in available-for-sale securities purchases during fiscal 2014.  These uses of cash were partially offset by available-for-sale security sales and maturities, principal payments and calls of $74.40 million.  The net cash used in investing activities for fiscal 2013 was primarily due to purchases of available-for-sale securities, partially offset by cash received for the Sterling branch acquisition.

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

Capital Resources

At November 30, 2014 (the most recent report available), the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, decreased the economic value of equity (“EVE”) by 11.6%.  The Bank is within the guidelines set forth by the Board of Directors for interest rate sensitivity.

The Bank’s tier I core capital ratio, as measured under State of Montana and FRB rules, increased slightly from 8.43% as of June 30, 2014 to 8.62% as of December 31, 2014.  The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

As of December 31, 2014, the Bank’s regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed “well capitalized” pursuant to State of Montana and FRB rules.  At December 31, 2014, the Bank’s tangible, core and risk-based capital ratios amounted to 8.62%, 8.62% and 13.59%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

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

Changes in Market	Economic Value of Equity as % Change of PV
Interest Rates	At December 31, 2014	Board Policy Limit
(Basis Points)	Projected EVE	(if applicable)
		Must be no greater than:
+300	-18.7%	-30.0%
+200	-11.6%	-20.0%
+100	-4.7%	-10.0%
0	0.0%	0.0%
-100	0.3%	-10.0%

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

Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of December 31, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and  Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Based on that evaluation, our CEO and CFO concluded that as of December 31, 2014, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  Based on this assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2014 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

Except as provided below, the information required by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our year.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our directors may be found under the caption “Proposal I – Election of Directors” in our Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”).  The information in the Proxy Statement set forth under the captions of “Section 16 (a) Beneficial Ownership Reporting Compliance”, “Board Meetings and Committees”, “Structure of the Board of Directors”, “The Board’s Role in Risk Oversight”, and “Code of Ethics” is incorporated herein by reference.

Executive Officers of the Registrant
The following is a list of the names and ages of our executive officers, all positions and offices held by each person and each person’s principal occupations or employment during the past five years.  There are no family relationships between any executive officers and directors.

Peter J. Johnson, President & Chief Executive Officer	Age 57
Mr. Johnson has served as President of the Bank and Eagle since July 2007 and CEO since November 2007.  Prior to being named President, he served as the Company’s Executive Vice President and Chief Financial Officer.  He joined the Bank in 1981.  He serves on the Montana Independent Bankers Association board of directors and recently served on the Federal Reserve Board’s Community Depository Institution Advisory Council.  He is a past chairman of both the Helena Area Chamber of Commerce and the Diocese of Helena Finance Council.  He is also a member of the Rotary Club of Helena.

Laura F. Clark, Senior Vice President & Chief Financial Officer	Age 58
Ms. Clark joined the Bank and Eagle as the Senior Vice President and Chief Financial Officer in March 2014.  She brings over 35 years of extensive banking experience, including a variety of executive positions with respected community banks in Montana.  Ms. Clark has participated in a variety of volunteer community events and projects.

Michael C. Mundt, Executive Vice President/Chief Community Banking Officer	Age 60
Mr. Mundt has served as the Executive Vice President/Chief Community Banking Officer of the Bank since July 2014.  Prior to being named the  Executive Vice President/Chief Community Banking Officer, he served as Chief Lending Officer.  He joined the bank in 1988.  He currently serves on the Montana Bankers Association’s board of directors, and also currently serves as the immediate Past-President of the Montana Business Assistance Connection, a local economic development non-profit organization.

Rachel R. Amdahl, Senior Vice President/Operations	Age 46
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
Ms. Zepeda has served as the Senior Vice President/Retail Branches Officer of the Bank since December 2012.  She joined the Bank at the time of the Sterling acquisition.  Prior to being named Senior Vice President/Branch Retail Administration of the Bank, she had served as Vice President/Territory Manager of Sterling since January 2011.  Prior to that position Ms. Zepeda served as Assistant Vice President/Community Manager of Sterling since July 2007.

Dale F. Field, Senior Vice President/Chief Credit Officer	Age 43
Mr. Field joined Eagle in 2001 as VP/Commercial lender and was promoted to VP/Chief Credit Administration Officer in 2011. He was promoted to Senior Vice President/Chief Credit Officer in July 2014. Prior to joining Eagle, Mr. Field worked for US Bank in Nevada as a Business Banking Officer and VP/Branch Manager. He holds a Bachelor of Science degree in Agricultural Business from Montana State University.

Chantelle R. Nash, Senior Vice President/Chief Risk Officer	Age 44
Ms. Nash joined Eagle as a Compliance Manager in 2006 and was promoted to VP/Compliance Officer in 2010. She was promoted to Senior Vice President/Chief Risk Officer in July 2014. Prior to joining Eagle, Ms. Nash worked in the legal field. She holds her Juris Doctorate from the University of Idaho.

Larry Williams, Senior Vice President/Senior Lending Officer	Age 47
Mr. Williams joined Eagle in November 2014.  He was formerly with Community Bank, Inc. and served as Vice President and Chief Credit Officer.  Mr. Williams is currently the president of the Western Montana Chapter of Risk Management Associates and has been a member for 12 years.  Mr. Williams graduated from the University of Montana with a Bachelor’s Degree in Business Administration.

Code of Ethics

We have a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer and our Board.  Our Code of Ethics and Conflict of Interest Policy is available on our website at www.opportunitybank.com.  We will disclose on our website any amendments to or waivers from any provision of our Code of Ethics and Conflict of Interest Policy that applies to any of the directors or officers.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1)
The following documents are filed as part of this report:  The audited Consolidated Statements of Financial Condition of Eagle Bancorp Montana, Inc. and subsidiaries as of December 31, 2014, June 30, 2014 and June 30, 2013 and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Shareholder Equity and Consolidated Statements of Cash Flows for the years then ended, together with the related notes and independent auditor’s reports.

(2)	Schedules omitted as they are not applicable.

(3)	Exhibits.

Exhibits 10.1 through 10.17 are management contracts or compensatory plans or arrangements.

**	3.1	Amended and Restated Certificate of Incorporation of Eagle Bancorp Montana, Inc.

*	3.2	Bylaws of Eagle Bancorp Montana, Inc.

*	4	Form of Common Stock Certificate of Eagle Bancorp Montana, Inc.

***	10.1	Eagle Bancorp 2000 Stock Incentive Plan.

*	10.2	Employment Contract, effective as of October 1, 2009, between Peter J. Johnson and American Federal Savings Bank.

*	10.3	Form of Change in Control Agreement entered into between Opportunity Bank of Montana (or its predecessor) and its executive officers.

*	10.4	Amendment No. 1 to Employment Contract, effective as of January 22, 2010, between Peter J. Johnson and American Federal Savings Bank.

*	10.5	Salary Continuation Agreement, dated April 18, 2002, between Larry A. Dreyer and American Federal Savings Bank.

*	10.6	First Amendment to Salary Continuation Agreement, dated December 31, 2006, between Larry A. Dreyer and American Federal Savings Bank.

*	10.7	Salary Continuation Agreement, dated April 18, 2002, between Peter J. Johnson and American Federal Savings Bank.

*	10.8	First Amendment to Salary Continuation Agreement, dated December 31, 2006, between Peter J. Johnson and American Federal Savings Bank.

*	10.9	Salary Continuation Agreement, dated April 18, 2002, between Michael C. Mundt and American Federal Savings Bank.

*	10.10	First Amendment to Salary Continuation Agreement, dated December 31, 2006, between Michael C. Mundt and American Federal Savings Bank.

*	10.11	Salary Continuation Agreement, dated November 16, 2006, between Rachel R. Amdahl and American Federal Savings Bank.

*	10.12	American Federal Savings Bank Split-Dollar Plan, effective October 21, 2004.

*	10.13	Summary of American Federal Savings Bank Bonus Plan.
	10.14
2011 Stock Incentive Plan for Directors, Officers and Employees (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-8 (File No.  333-182360) filed with the SEC on June 27, 2012)

	10.15
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

_________________

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

Signatures	Title	Date

/s/ Peter J. Johnson	President & Chief Executive Officer	3/18/2015
Peter J. Johnson	Director (Principal Executive Officer)

/s/ Laura F. Clark	Senior Vice President and Chief	3/18/2015
Laura F. Clark	Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Larry A. Dreyer	Chairman	3/18/2015
Larry A. Dreyer

/s/ James A. Maierle	Vice Chairman	3/18/2015
James A. Maierle

/s/ Rick F. Hays	Director	3/18/2015
Rick F. Hays

/s/ Lynn E. Dickey	Director	3/18/2015
Lynn E. Dickey

/s/ Maureen J. Rude	Director	3/18/2015
Maureen J. Rude

/s/ Thomas J. McCarvel	Director	3/18/2015
Thomas J. McCarvel

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2014, June 30, 2014 and June 30, 2013

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Eagle Bancorp Montana, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Eagle Bancorp Montana, Inc. and Subsidiaries (Eagle) as of December 31, 2014, June 30, 2014 and 2013 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the six months ended December 31, 2014 and each of the years in the two year period ended June 30, 2014.  Eagle’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp Montana, Inc. and Subsidiaries as of December 31, 2014, June 30, 2014 and 2013, and the results of its operations and its cash flows for the six months ended December 31, 2014 and each of the years in the two year period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

Certified Public Accountants

Abilene, Texas
February 5, 2015

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)

	December 31,	June 30,
	2014	2014	2013
ASSETS:
Cash and due from banks	$11,889	$6,208	$3,776
Interest-bearing deposits in banks	613	611	2,385
Total cash and cash equivalents	12,502	6,819	6,161

Securities available-for-sale	161,787	189,553	218,963
Federal Home Loan Bank stock	1,968	1,878	1,931
Federal Reserve Bank stock	641	-	-
Investment in Eagle Bancorp Statutory Trust I	155	155	155
Mortgage loans held-for-sale	17,587	17,245	20,807
Loans receivable, net of deferred loan fees of $486 at December 31, 2014,
$413 at June 30, 2014 and $117 at June 30, 2013 and allowance for loan losses of $2,450 at December 31, 2014, $2,125 at June 30, 2014 and
$2,000 at June 30, 2013	316,270	273,991	214,677
Accrued interest and dividend receivable	2,318	2,429	2,387
Mortgage servicing rights, net	4,115	3,756	3,192
Premises and equipment, net	19,964	20,101	18,943
Cash surrender value of life insurance	11,735	11,082	10,869
Real estate and other repossessed assets acquired in
settlement of loans, net	637	458	550
Goodwill	7,034	7,034	6,890
Core deposit intangible, net	663	745	922
Deferred tax asset, net	1,467	2,084	2,705
Other assets	1,364	1,778	1,382
Total assets	$560,207	$539,108	$510,534

LIABILITIES:
Deposit accounts:
Noninterest bearing	$60,507	$58,432	$52,972
Interest bearing	380,476	368,613	364,779
Total deposits	440,983	427,045	417,751

Accrued expenses and other liabilities	4,578	3,749	3,535
Federal Home Loan Bank advances and other borrowings	54,993	51,454	34,861
Subordinated debentures	5,155	5,155	5,155
Total liabilities	505,709	487,403	461,302

SHAREHOLDERS' EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares
issued or outstanding)	-	-	-
Common stock ($0.01 par value; 8,000,000 shares authorized;
4,083,127 shares issued; 3,878,781, 3,916,233 and 3,898,685 shares outstanding at December 31, 2014, June 30, 2014 and June 30, 2013,
respectively)	41	41	41
Additional paid-in capital	22,122	22,123	22,109
Unallocated common stock held by Employee Stock Ownership Plan	(1,141)	(1,224)	(1,390)
Treasury stock, at cost	(2,194)	(1,800)	(1,993)
Retained earnings	35,885	34,824	33,849
Net accumulated other comprehensive loss	(215)	(2,259)	(3,384)
Total shareholders' equity	54,498	51,705	49,232

Total liabilities and shareholders' equity	$560,207	$539,108	$510,534

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except for Per Share Data)

	Six Months Ended	Years Ended June 30,
	December 31, 2014	2014	2013
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$7,562	$12,985	$11,200
Securities available-for-sale	2,026	4,285	3,568
Federal Reserve Bank dividends	19	-	-
Trust preferred securities	1	3	3
Interest on deposits with banks	1	8	27
Total interest and dividend income	9,609	17,281	14,798

INTEREST EXPENSE:
Deposits	677	1,294	1,198
Federal Home Loan Bank advances and other borrowings	310	664	956
Subordinated debentures	43	87	93
Total interest expense	1,030	2,045	2,247

NET INTEREST INCOME	8,579	15,236	12,551

Loan loss provision	515	608	678

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	8,064	14,628	11,873

NONINTEREST INCOME:
Service charges on deposit accounts	538	1,022	810
Net gain on sale of loans (includes $461 for six months ended
December 31, 2014, $582 for FY 2014 and $193 for FY 2013 related
to accumulated other comprehensive earnings reclassification)	2,864	4,586	5,417
Mortgage loan service fees	767	1,372	1,024
Wealth management income	290	527	211
Net gain on sale of available-for-sale securities (includes $335 for six months ended December 31, 2014, $1,073 for FY 2014 and
$1,261 for FY 2013 related to accumulated other comprehensive
earnings reclassification)	335	1,073	1,261
Net (loss) gain on fair value hedge	(364)	(63)	204
Net loss on sale of real estate owned and other repossessed property	(1)	(50)	(26)
Other noninterest income	663	1,574	1,413
Total noninterest income	5,092	10,041	10,314

NONINTEREST EXPENSE:
Salaries and employee benefits	6,274	12,822	10,344
Occupancy and equipment expense	1,426	2,774	2,242
Data processing	1,082	1,870	1,326
Advertising	408	816	946
Amortization of mortgage servicing rights	328	630	752
Amortization of core deposit intangible and tax credits	208	427	360
Federal insurance premiums	174	271	264
Postage	95	175	138
Legal, accounting and examination fees	469	555	439
Consulting fees	351	537	133
Acquisition costs	-	-	1,920
Write-down on real estate owned and other repossessed property	-	10	192
Other noninterest expense	1,164	2,021	1,808
Total noninterest expenses	11,979	22,908	20,864

INCOME BEFORE INCOME TAXES	1,177	1,761	1,323

Income tax benefit (includes $1,405 for six months ended
December 31, 2014, $774 for FY 2014 and ($3,891) for
FY 2013 related to income tax expense (benefit) from
reclassification items)	(465)	(350)	(650)

NET INCOME	$1,642	$2,111	$1,973

BASIC EARNINGS PER SHARE	$0.42	$0.54	$0.51

DILUTED EARNINGS PER SHARE	$0.42	$0.53	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Except for Per Share Data)

	Six Months Ended	Years Ended June 30,
	December 31, 2014	2014	2013

NET INCOME	$1,642	$2,111	$1,973

OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in fair value of investment securities available-for-sale,
before income taxes	3,749	3,093	(8,676)
Reclassification for realized gains and losses on investment
securities included in income, before income taxes	(335)	(1,073)	(1,261)
Change in fair value of derivatives designated as cash flow
hedges, before income taxes	496	461	582
Reclassification for realized gains on derivatives designated
as cash flow hedges, before income taxes	(461)	(582)	(193)
Total other items of comprehensive income (loss)	3,449	1,899	(9,548)

Income tax (expense) benefit related to:
Investment securities	(1,391)	(823)	4,049
Derivatives designated as cash flow hedges	(14)	49	(158)
	(1,405)	(774)	3,891
COMPREHENSIVE INCOME (LOSS)	$3,686	$3,236	$(3,684)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in Thousands, Except for Per Share Data)

							Accumulated
				Unallocated			Other
	Preferred	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Total

Balance at July 1, 2012	$-	$41	$22,112	$(1,556)	$(2,210)	$32,990	$2,273	$53,650

Net income						1,973		1,973

Other comprehensive loss							(5,657)	(5,657)

Dividends paid						(1,114)		(1,114)

Stock compensation expense			206					206

Treasury stock reissued for compensation
(19,714 shares at $10.48 average cost per share )			(217)		217			-

Employee Stock Ownership Plan shares allocated or
committed to be released for allocation (16,616 shares)			8	166				174

Balance at June 30, 2013	$-	$41	$22,109	$(1,390)	$(1,993)	$33,849	$(3,384)	$49,232

Net income						2,111		2,111

Other comprehensive income							1,125	1,125

Dividends paid						(1,136)		(1,136)

Stock compensation expense			193					193

Treasury stock reissued for compensation
(17,548 shares at $10.97 average cost per share )			(193)		193			-

Employee Stock Ownership Plan shares
allocated or committed to be released for
allocation (16,616 shares)			14	166				180

Balance at June 30, 2014	$-	$41	$22,123	$(1,224)	$(1,800)	$34,824	$(2,259)	$51,705

Net income						1,642		1,642

Other comprehensive income							2,044	2,044

Dividends paid						(581)		(581)

Stock compensation expense			186					186

Treasury stock purchased
(55,000 shares at $10.66 average cost per share )					(587)			(587)

Treasury stock reissued for compensation
(17,548 shares at $10.97 average cost per share )			(193)		193			-

Employee Stock Ownership Plan shares
allocated or committed to be released for
allocation (8,308 shares)			6	83				89

Balance at December 31, 2014	$-	$41	$22,122	$(1,141)	$(2,194)	$35,885	$(215)	$54,498

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in Thousands, Except for Per Share Data)

	Six Months Ended	Years Ended June 30,
	December 31, 2014	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,642	$2,111	$1,973
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Loan loss provision	515	608	678
Write-down on real estate owned and other repossessed assets	-	10	192
Depreciation	585	1,146	931
Net amortization of investment securities premium and discounts	1,025	2,839	2,169
Amortization of mortgage servicing rights	328	630	752
Amortization of core deposit intangible and tax credits	208	427	360
Deferred income tax benefit	(665)	(153)	(675)
Net gain on sale of loans	(2,864)	(4,586)	(5,417)
Net gain on sale of available-for-sale securities	(335)	(1,073)	(1,261)
Net loss on sale of real estate owned and other repossessed assets	1	50	26
Net loss (gain) on fair value hedge	364	63	(204)
Net gain on sale/disposal of premises and equipment	-	(15)	(285)
Net appreciation in cash surrender value of life insurance	(158)	(322)	(297)
Net change in:
Accrued interest and dividends receivable	111	(42)	(1,016)
Loans held-for-sale	2,557	8,027	(4,388)
Other assets	167	(649)	(685)
Accrued expenses and other liabilities	738	526	272
Net cash provided by (used in) operating activities	4,219	9,597	(6,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	26,939	52,058	19,501
Maturities, principal payments and calls	5,811	22,344	32,888
Purchases	(2,260)	(44,738)	(192,919)
Federal Home Loan Bank stock (purchased) redeemed	(90)	53	72
Federal Reserve Bank stock (purchased) redeemed	(641)	-	-
Cash received in acquisition of Sterling Bank branches, net of cash paid	-	-	130,094
Final valuation adjustments related to acquisition of Sterling Bank branches	-	(144)	-
Loan origination and principal collection, net	(43,665)	(61,166)	(2,476)
Proceeds from Bank owned life insurance	-	109	-
Purchases of Bank owned life insurance	(495)	-	(1,400)
Proceeds from sale of real estate and other repossessed assets
acquired in settlement of loans	4	83	1,856
Insurance proceeds related to premises and equipment	-	31	-
Proceeds from sale of premises and equipment	-	-	647
Additions to premises and equipment	(448)	(2,320)	(1,391)
Net cash used in investing activities	(14,845)	(33,690)	(13,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	13,938	9,294	15,299
Net short-term advances from Federal Home Loan Bank and other borrowings	3,639	20,793	7,500
Long-term advances from Federal Home Loan Bank and other borrowings	2,000	5,000	865
Payments on long-term Federal Home Loan Bank and other borrowings	(2,100)	(9,200)	(16,200)
Purchase of treasury stock, at cost	(587)	-	-
Dividends paid	(581)	(1,136)	(1,114)
Net cash provided by financing activities	16,309	24,751	6,350

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,683	658	(13,653)

CASH AND CASH EQUIVALENTS, beginning of period	6,819	6,161	19,814

CASH AND CASH EQUIVALENTS, end of period	$12,502	$6,819	$6,161

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Operations

On April 5, 2010, Eagle Bancorp completed its second-step conversion from a partially-public mutual holding company structure to a fully publicly-owned stock holding company structure.  As part of that transaction it also completed a related stock offering.  As a result of the conversion and offering, Eagle Bancorp Montana, Inc. (“the Company”, or “Eagle”) became the stock holding company for American Federal Savings Bank (“AFSB”), and Eagle Financial MHC and Eagle Bancorp ceased to exist.  The Company sold a total of 2,464,274 shares of common stock at a purchase price of $10.00 per share in the offering for gross proceeds of $24,643,000.  Concurrent with the completion of the offering, shares of Eagle Bancorp common stock owned by the public were exchanged.  Shareholders of Eagle Bancorp received 3.80 shares of the Company's common stock for each share of Eagle Bancorp common stock that they owned immediately prior to completion of the transaction.

The Company’s Employee Stock Ownership Plan (“ESOP”), which purchased shares in the offering, was authorized to purchase up to 8.00% of the shares sold in the offering, or 197,142 shares. The ESOP completed its purchase of all such authorized shares in the offering, at a total cost of $1,971,000.

In 2014, the Board of Directors (the “Board”) determined that it was in the Company’s best interests to adopt a Montana community bank charter and the Company applied to the State of Montana to form an interim bank for the purpose of facilitating the conversion of AFSB from a federally chartered savings bank to a Montana-chartered commercial bank.  Upon receiving required approvals of the Montana Division of Banking and Financial Institutions and the federal banking agencies for the conversion the conversion became effective on October 14, 2014. Concurrent with the conversion, the Bank applied, and was approved, for membership in the Federal Reserve System of the Board of Governors. In connection with the conversion, AFSB changed its name to Opportunity Bank of Montana (“the Bank”).  As a result of the conversion, the Bank is now regulated by the Montana Division of Banking and Financial Institutions.  As a Federal Reserve Board (“FRB”) member bank, its primary federal regulator is the FRB, and the Company is a registered bank holding company regulated by the FRB.  The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).

The Bank is headquartered in Helena, Montana, and operates additional branches in Butte, Bozeman, Billings, Big Timber, Livingston, Missoula, Hamilton and Townsend, Montana.  It also operates two separate mortgage loan origination locations in Bozeman and Missoula, Montana.  The Bank received approval to open a Loan Production Office in Great Falls, Montana during the six months ended December 31, 2014.  The Great Falls Office opened in January 2015.  The Bank’s market area is concentrated in southern Montana, to which it primarily offers commercial, residential and consumer loans.  The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities.  Collectively, Eagle Bancorp Montana Inc. and its subsidiaries are referred to herein as “the Company.”

In August 2014, the Board of Directors (the “Board”) approved a change in the Company’s fiscal year end from June 30 to December 31 of each year.  The year-end change is effective beginning with the Company’s 2015 fiscal year (“FY”), which began on January 1, 2015 and will end on December 31, 2015.  As a result of this change, the consolidated financial statements include presentation of the six month transition period from July 1, 2014 through December 31, 2014.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Eagle Bancorp Montana Inc., the Bank, Eagle Bancorp Statutory Trust I and AFSB NMTC Investment Fund, LLC.  All significant intercompany transactions and balances have been eliminated in consolidation.

Consolidated Financial Statement Presentation and Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In preparing consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights, the valuation of financial instruments, deferred tax assets and liabilities, and the valuation of foreclosed assets.  In connection with the determination of the estimated losses on loans, foreclosed assets, valuation of mortgage servicing rights and valuation of the interest rate swap, management obtains independent appraisals and valuations.

Certain prior period amounts have been reclassified to conform to the presentation for December 31, 2014. These reclassifications had no impact on net income or total shareholders’ equity.

Significant Group Concentrations of Credit Risk

Most of the Company’s business activity is with customers located within Montana.  Note 4 discusses the types of securities that the Company invests in.  Note 5 discusses the types of lending that the Company engages in.  The Company does not have any significant concentrations to any one industry or customer.

The Company carries certain assets with other financial institutions which are subject to credit risk by the amount such assets exceed federal deposit insurance limits. At December 31, 2014, June 30, 2014 and June 30, 2013, no account balances were held with correspondent banks that were in excess of FDIC insured levels, except for federal funds sold or deposit balances held at Federal Home Loan Bank (“FHLB”) of Seattle.  Also, from time to time, the Company is due amounts in excess of FDIC insurance limits for checks and transit items.  Management monitors the financial stability of correspondent banks and considers amounts advanced in excess of FDIC insurance limits to present no significant additional risk to the Company.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “cash and due from banks” and “interest-bearing deposits in banks” all of which mature within ninety days.

The Bank is required to maintain a reserve balance with the FRB. The Bank properly maintained amounts in excess of required reserves of $0 as of December 31, 2014, June 30, 2014 and June 30, 2013.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Summary of Significant Accounting Policies – continued

Investment Securities

The Company can designate debt and equity securities as held-to-maturity, available-for-sale or trading.  At December 31, 2014, June 30, 2014 and June 30, 2013 all securities were designated as available-for-sale.

Held-to-maturity – Debt investment securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts.  Premiums are amortized and discounts are accreted using the interest method over the period remaining until maturity.

Available-for-sale – Investment securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, need for liquidity and changes in the availability of and the yield of alternative investments, are classified as available-for-sale.  These assets are carried at fair value.  Unrealized gains and losses, net of tax, are reported as other comprehensive income.  Gains and losses on the sale of available-for-sale securities are recorded on the trade date and determined using the specific identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary are recognized by write-downs of the individual securities to their fair value.  Such write-downs would be included in earnings as realized losses.

Trading – Investments that are purchased with the intent of selling them within a short period of time.

Federal Home Loan Bank Stock

The Company’s investment in FHLB stock is a restricted investment carried at cost ($100 per share par value), which approximates its fair value.  As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances.  The Company purchased 900 shares during the six months ended December 31, 2014.  No shares were purchased during FY 2014 or FY 2013.  The Company may request redemption at par value of any stock in excess of the amount it is required to hold.  Stock redemptions are made at the discretion of the FHLB.  The Bank did not redeem any shares during the six months ended December 31, 2014.  The Bank redeemed 531 shares in FY 2014 and 712 shares in FY 2013.

Federal Reserve Bank Stock

The Company’s investment in FRB stock is a restricted investment carried at cost, which approximates its fair value.  Although the par value of the stock is $100 per share, banks pay only $50 per share at the time of purchase, with the understanding that the other half of the subscription amount is subject to call at any time.  As a new member of the Federal Reserve System, the Company is required to maintain a minimum level of investment in FRB stock based on a specific percentage of its capital and surplus.  The Company purchased 12,600 shares during the six months ended December 31, 2014.  Dividends are received semi-annually at a fixed rate of 6.00% on the total number of shares.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Summary of Significant Accounting Policies – continued

Mortgage Loans Held-for-Sale

Mortgage loans originated and intended for sale in the secondary market are carried at fair value, determined in aggregate, plus the fair value of associated derivative financial instruments.  Net unrealized losses, if any, are recognized in a valuation allowance by a charge to income.

Loans

The Bank grants mortgage, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by mortgage loans in Montana.  The ability of the Bank’s debtors to honor their contracts is dependent upon the general economic conditions in this area.

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

Loan Origination/Risk Management. The Bank selectively extends credit for the purpose of establishing long-term relationships with its customers. The Bank mitigates the risks inherent in lending by focusing on businesses and individuals with demonstrated payment history, historically favorable profitability trends and stable cash flows. In addition to these primary sources of repayment, the Bank considers tangible collateral and personal guarantees as secondary sources of repayment. Lending officers are provided with detailed underwriting policies covering all lending activities in which the Bank is engaged and require all lenders to obtain appropriate approvals for the extension of credit. The Bank also maintains documentation requirements and extensive credit quality assurance practices in order to identify credit portfolio weaknesses as early as possible so any exposures that are discovered may be reduced.

A reporting system supplements the loan review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

The Bank regularly contracts for independent loan reviews that validate the credit risk program. Results of these reviews are presented to management. The loan review process compliments and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as, the Company’s policies and procedures.

Residential Mortgages (1-4 Family). The Bank originates 1-4 family residential mortgage loans collateralized by owner-occupied and non-owner-occupied real estate. Repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts up to 80.00% of appraised values before requiring private mortgage insurance. The underwriting analysis includes credit verification, appraisals and a review of the financial condition of the borrower. The Company will either hold these loans in its portfolio or sell them on the secondary market, depending upon market conditions and the type and term of the loan originations. Generally, all 30-year fixed rate loans are sold in the secondary market.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Summary of Significant Accounting Policies – continued

Loans – continued

Commercial Real Estate Mortgages and Land Loans. The Bank makes commercial real estate loans and land loans collateralized by owner-occupied and non-owner-occupied real estate. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. When underwriting these loans, the Bank seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower.

Real Estate Construction. The Bank makes loans to finance the construction of residential and non-residential properties. The majority of the Bank’s residential construction loans are made to both individual homeowners for the construction of their primary residence and, to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for sale in the future. The Company also originates loans to finance the construction of commercial properties such as multi-family, office, industrial, warehouse and retail centers. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover the entire unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminable period of time. While the Bank has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

Home Equity Loans. The Bank originates home equity loans that are secured by the borrowers’ primary residence. These loans are typically subject to a prior lien, which may or may not be held by the Bank. Although these loans are secured by real estate, they carry a greater risk than first lien 1-4 family residential mortgages because of the existence of a prior lien on the property as well as the flexibility the borrower has with respect to the proceeds. The Bank attempts to minimize this risk by maintaining conservative underwriting policies on these types of loans. Generally, home equity loans are made for up to 85.00% of the appraised value of the underlying real estate collateral, less the amount of any existing prior liens on the property securing the loan.

Consumer Loans. Consumer loans made by the Bank include automobile loans, recreational vehicle loans, boat loans, personal loans, credit lines, loans secured by deposit accounts and other personal loans. Risk is minimized due to relatively small loan amounts that are spread across many individual borrowers.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Summary of Significant Accounting Policies – continued

Loans – continued

Commercial and Industrial Loans. A broad array of commercial lending products are made available to businesses for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business. Bank’s commercial loans are underwritten on the basis of the borrower’s ability to service such debt as reflected by cash flow projections. Commercial loans are generally collateralized by business assets, accounts receivable and inventory, certificates of deposit, securities, guarantees or other collateral. The Bank also generally obtains personal guarantees from the principals of the business. Working capital loans are primarily collateralized by short-term assets, whereas term loans are primarily collateralized by long-term assets. As a result, commercial loans involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans.

Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, the Bank considers the borrower's debt service capacity through the analysis of current financial information, if available, and/or current information with regards to the Bank's collateral position. Regulatory provisions would typically require the placement of a loan on non-accrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Summary of Significant Accounting Policies – continued

Allowance for Loan Losses – continued

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

Troubled Debt Restructured Loans

A troubled debt restructured loan is a loan in which the Bank grants a concession to the borrower that it would not otherwise consider, for reasons related to a borrower's financial difficulties. The loan terms which have been modified or restructured due to a borrower's financial difficulty, include but are not limited to a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals, renewals and rewrites or a combination of these modification methods. A troubled debt restructured loan would generally be considered impaired in the year of modification and will be assessed periodically for continued impairment.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Summary of Significant Accounting Policies – continued Mortgage Servicing Rights – continued

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

Cash Surrender Value of Life Insurance

Life insurance policies are initially recorded at cost at the date of purchase.  Subsequent to purchase, the policies are periodically adjusted for fair value.  The adjustment to fair value increases or decreases the carrying value of the policies and is recorded as an income or expense on the consolidated statement of income.  For the six months ended December 31, 2014, FY 2014 and FY 2013, there were no adjustments to fair value that were outside the normal appreciation in cash surrender value.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Summary of Significant Accounting Policies – continued

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

The Company recognizes interest accrued on penalties related to unrecognized tax benefits in tax expense.  During the six months ended December 31, 2014, FY 2014 and FY 2013, the Company recognized no interest and penalties.  Based on management’s analysis, the Company did not have any uncertain tax positions as of December 31, 2014, June 30, 2014 or June 30, 2013.  The Company files tax returns in the U.S. federal jurisdiction and the State of Montana.  There are currently no income tax examinations underway for these jurisdictions.  The Company’s income tax returns are subject to examination by relevant taxing authorities as follows: U.S. Federal income tax returns for tax years 2011 and forward; Montana income tax returns for tax years 2011 and forward.

Treasury Stock

Treasury stock is accounted for on the cost method and consists of 204,346 shares at December 31, 2014, 166,894 shares at June 30, 2014 and 184,442 shares at June 30, 2013.

On July 1, 2014, the Company announced that its Board authorized the repurchase of up to 200,000 shares of its common stock. Under this plan, shares may be purchased on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations.  Under this plan, 55,000 shares were purchased during the six months ended December 31, 2014.  At December 31, 2014, 145,000 shares remained for purchase under this plan.  The plan expires on June 30, 2015.

On July 1, 2013, the Company announced that its Board authorized a common stock repurchase plan for 150,000 shares of common stock, effective July 1, 2013.  The Company did not purchase any shares of our common stock during FY 2014.  This plan expired on June 30, 2014.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Summary of Significant Accounting Policies – continued

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs were approximately $408,000 in the six months ended December 31, 2014, $816,000 in FY 2014 and $946,000 in FY 2013.

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

Earnings Per Share

Earnings per common share is computed using the two-class method prescribed under ASC Topic 260, “Earnings Per Share.” ASC Topic 260 provides that unvested share based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has determined that its outstanding non-vested stock awards are participating securities. Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 3 - Earnings Per Share.

Derivatives

Derivatives are recognized as assets and liabilities on the consolidated statement of financial condition and measured at fair value.  For exchange-traded contracts, fair value is based on quoted market prices.  For non-exchange traded contracts, fair value is based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant management judgment or estimation.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Summary of Significant Accounting Policies – continued Derivatives – continued

Interest Rate Swap Agreements – continued

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

The Company adopted ASC Subtopic 815-10-S99-1, “Written Loan Commitments Recorded at Fair Value Through Earnings” and began including the value associated with servicing of loans in the measurement of all written loan commitments issued after that date.  ASC Subtopic 815-10-S99-1 requires that the expected net future cash flows related to servicing of a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  In estimating fair value, the Company assigns a probability to a loan commitment based on an expectation that it will be exercised and the loan will be funded.  The adoption of ASC Subtopic 815-10-S99-1 generally has resulted in higher fair values being recorded upon initial recognition of derivative loan commitments.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Summary of Significant Accounting Policies – continued

Forward Loan Sale Commitments

The Company carefully evaluates all loan sales agreements to determine whether they meet the definition of a derivative as facts and circumstances may differ significantly.  If agreements qualify, to protect against the price risk inherent in derivative loan commitments, the Company uses both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.  Mandatory delivery contracts are accounted for as derivative instruments.  Gains and losses on the items hedged are deferred and recognized in accumulated other comprehensive income until the commitments are completed.  At the point of completion of the commitments the gains and losses are recognized in the Company’s income statement.

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

The goodwill recorded for the acquisition of the branches of Sterling Financial Corporation (“Sterling”) in the second quarter of FY 2013 was $6,890,000 and is not subject to amortization in accordance with accounting guidance.  Final valuation adjustments were recorded in the second quarter of FY 2014 for $144,000 and impacted goodwill.  The final goodwill recorded related to the acquisition was $7,034,000.  The Company performs a goodwill impairment test annually as of June 30.  There have been no reductions of recorded goodwill resulting from the impairment tests.  Other identifiable intangible assets recorded by the Company represent the future benefit associated with the acquisition of the core deposits of the Sterling branches and are being amortized over 7 years utilizing a method that approximates the expected attrition of the deposits.  This amortization expense is included in the noninterest expense section of the consolidated statements of income.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Summary of Significant Accounting Policies – continued

Recent Accounting Pronouncements

In 2013, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance which defines the criteria for determination of whether an entity meets the definition of a public business entity.  The definition of a public business entity will be used in considering the scope of new financial guidance that does or does not apply to public business entities.  The Company has determined that it meets the definition of a public business entity and has applied provisions in the authoritative guidance after 2013, as applicable.

In 2014, the FASB amended its authoritative guidance related to residential real estate to clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendment requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendment will be effective for annual and interim reporting periods beginning after December 31, 2014, and is not expected to have a significant impact on the Company’s consolidated financial statements.

In 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new authoritative guidance will be effective annual and interim reporting periods ending after December 15, 2016, and is not expected to have a significant impact to the Company’s consolidated financial statements.

In 2014, the FASB amended its authoritative guidance related to repurchase-to-maturity transaction to require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendment requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. The amendment requires entities to disclose certain information about transfers accounted for as sales in transactions that economically similar to repurchase agreements. In addition, the amendment requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. The amendment will be effective for annual and interim reporting periods beginning after December 31, 2014, and is not expected to have a significant impact on the Company’s consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Summary of Significant Accounting Policies – continued

Recent Accounting Pronouncements – continued

In 2014, the FASB amended its authoritative guidance related to foreclosed home loans with government backed guarantees. The amendment requires lenders to measure the unpaid principal and interest they expect to recover through the loan guarantee. The loan should be removed from the lender's asset total and added to the balance sheet as a new receivable. The amendments will become effective for annual and interim reporting periods ending after December 15, 2014, and is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE 3:	Earnings Per Share

The computations of basic and diluted earnings per share were as follows:

	Proforma for
	Twelve Months	Six Months	Years Ended
	Ended1)	Ended	June 30,
	June 30, 2015	December 31, 2014	2014	2013
	(Dollars in Thousands)
Weighted average shares outstanding
during the period in which basic
earnings per share is calculated	3,858,257	3,882,376	3,910,320	3,892,042
Dilutive effect of stock compensation	43,265	49,176	63,996	85,519
Average outstanding shares on which
diluted earnings per share is calculated	3,901,522	3,931,552	3,974,316	3,977,561

Net income applicable to common
stockholders	$3,258	$1,642	$2,111	$1,973

Basic earnings per share	$0.84	$0.42	$0.54	$0.51

Diluted earnings per share	$0.84	$0.42	$0.53	$0.50

1) The proforma amounts for the twelve month period are based on actuals for the six months ended December 31, 2014 and budgeted amounts for the period from January 1, 2015 to June 30, 2015. The repurchase of 55,800 shares during the quarter ended March 31, 2015 were also considered for the weighted average shares outstanding.

NOTE 4:
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

Mortgage-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) are issued by government sponsored corporations, including Federal Home Loan Mortgage Corporation, Fannie Mae and the Guaranteed National Mortgage Association.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Investment Securities – continued

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale:
U.S. government and agency	$33,472	$42	$(333)	$33,181
Municipal obligations	71,844	1,243	(1,202)	71,885
Corporate obligations	5,990	27	(12)	6,005
MBSs - government-backed	22,097	56	(189)	21,964
CMOs - government-backed	29,243	26	(517)	28,752
Total	$162,646	$1,394	$(2,253)	$161,787

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale:
U.S. government and agency	$41,955	$48	$(697)	$41,306
Municipal obligations	82,882	1,079	(3,597)	80,364
Corporate obligations	5,984	22	(42)	5,964
MBSs - government-backed	29,448	79	(369)	29,158
CMOs - government-backed	33,557	40	(836)	32,761
Total	$193,826	$1,268	$(5,541)	$189,553

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale:
U.S. government and agency	$50,904	$514	$(487)	$50,931
Municipal obligations	88,948	1,072	(5,584)	84,436
Corporate obligations	9,130	84	(153)	9,061
MBSs - government-backed	27,680	35	(813)	26,902
CMOs - government-backed	48,594	307	(1,268)	47,633
Total	$225,256	$2,012	$(8,305)	$218,963

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Investment Securities – continued

The Company has not entered into any interest rate swaps, options or futures contracts relating to investment securities.

Net proceeds from sales of securities available-for-sale were $26,939,000 for the six months ended December 31, 2014, $52,058,000 for FY 2014 and $19,501,000 for FY 2013. Gross realized gains on securities available-for-sale were $641,000 for the six months ended December 31, 2014, $1,286,000 for FY 2014 and $1,323,000 for FY 2013. Gross realized losses on securities available-for-sale were $306,000 for the six months ended December 31, 2014, $213,000 for FY 2014 and $62,000 for FY 2013.

The amortized cost and fair value of securities at December 31, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$1,443	$1,457
Due from one to five years	2,361	2,351
Due from five to ten years	20,824	20,852
Due after ten years	86,678	86,411
	111,306	111,071

MBSs - government-backed	22,097	21,964
CMOs - government-backed	29,243	28,752
Total	$162,646	$161,787

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

At December 31, 2014, June 30, 2014 and June 30, 2013, securities with a fair value of $10,299,000, $8,433,000 and $9,640,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:
Investment Securities – continued

The Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months were as follows:

	December 31, 2014
	Less than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$1,611	$(19)	$27,733	$(314)
Municipal obligations	2,330	(48)	44,386	(1,154)
Corporate obligations	997	(2)	1,990	(10)
MBSs and CMOs - government-backed	9,091	(68)	35,333	(638)
Total	$14,029	$(137)	$109,442	$(2,116)

	June 30, 2014
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$20,607	$(284)	$13,593	$(413)
Municipal obligations	871	(49)	56,700	(3,548)
Corporate obligations	-	-	2,958	(42)
MBSs and CMOs - government-backed	14,724	(143)	38,742	(1,062)
Total	$36,202	$(476)	$111,993	$(5,065)

	June 30, 2013
	Less than 12 months		12 months or longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$19,615	$(487)	$-	$-
Municipal obligations	60,910	(5,495)	539	(89)
Corporate obligations	5,017	(153)	-	-
MBSs and CMOs - government-backed	52,548	(2,080)	309	(1)
Total	$138,090	$(8,215)	$848	$(90)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:
Investment Securities – continued

87, 114 and 126 securities were in an unrealized loss position as of December 31, 2014, June 30, 2014 and June 30, 2013, respectively.

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

At December 31, 2014, 69 U.S. government and agency securities and municipal obligations have unrealized losses with aggregate depreciation of approximately 1.98% from the Company's amortized cost basis. These unrealized losses are principally due to changes in interest rates and credit spreads. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

At December 31, 2014, 3 corporate obligations had an unrealized loss with aggregate depreciation of approximately 0.40% from the Company's cost basis. This unrealized loss is principally due to changes in interest rates. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

At December 31, 2014, 15 MBSs and CMOs have unrealized losses with aggregate depreciation of approximately 1.56% from the Company’s cost basis. We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market, changes in interest rates and credit spreads and uncertainty of future prepayment speeds. Management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected. In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. There was no disruption of the scheduled cash flows on any of the securities. Management’s analysis as of December 31, 2014 revealed no expected credit losses on the securities and therefore, declines are not deemed to be other than temporary.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:
Investment Securities – continued

At June 30, 2014, 90 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 4.47% from the Company's amortized cost basis. These unrealized losses were principally due to changes in interest rates and credit spreads. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines were deemed to be other than temporary.

At June 30, 2014, 3 corporate obligations had an unrealized loss with aggregate depreciation of approximately 1.40% from the Company's cost basis. This unrealized loss was principally due to changes in interest rates. No credit issues were identified that caused management to believe the declines in market value were other than temporary. In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame. As management had the ability to hold debt securities until maturity, or for the foreseeable future, no declines were deemed to be other than temporary.

At June 30, 2014, 21 MBSs and CMOs had unrealized losses with aggregate depreciation of approximately 2.20% from the Company’s cost basis. We believed these unrealized losses were principally due to the credit market’s concerns regarding the stability of the mortgage market, changes in interest rates and credit spreads and uncertainty of future prepayment speeds. Management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected. In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. There was no disruption of the scheduled cash flows on any of the securities. Management’s analysis as of June 30, 2014 revealed no expected credit losses on the securities and therefore, declines were not deemed to be other than temporary.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:
Investment Securities – continued

At June 30, 2013, 23 MBSs and CMOs had unrealized losses with aggregate depreciation of approximately 3.79% from the Company’s cost basis. We believed these unrealized losses were principally due to the credit market’s concerns regarding the stability of the mortgage market. Management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected. In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. There was no disruption of the scheduled cash flows on any of the securities. Management’s analysis as of June 30, 2013 revealed no expected credit losses on the securities and therefore, declines are not deemed to be other than temporary.

NOTE 5:	Loans Loans receivable consisted of the following:

	December 31,	June 30,
	2014	2014	2013
	(In Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$102,543	$92,321	$70,453
Commercial real estate	117,627	92,043	74,395
Real estate construction	8,002	6,923	2,738
Other loans:
Home equity	39,671	37,866	35,660
Consumer	13,827	12,964	11,773
Commercial	37,536	34,412	21,775
Total	319,206	276,529	216,794
Allowance for loan losses	(2,450)	(2,125)	(2,000)
Deferred loan fees, net	(486)	(413)	(117)
Total loans, net	$316,270	$273,991	$214,677

Within the commercial real estate loan category above, $12,612,000, $12,830,000 and $13,134,000 was guaranteed by the United States Department of Agriculture Rural Development at December 31, 2014, June 30, 2014 and June 30, 2013, respectively. In addition, within the commercial loan category above, $3,704,000, $3,880,000 and $707,000 were in loans originated through a syndication program where the business resides outside of Montana at December 31, 2014, June 30, 2014 and June 30, 2013, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued The following table includes information regarding nonperforming assets.

	December 31,	June 30,
	2014	2014	2013
	(Dollars in Thousands)

Non-accrual loans	$962	$342	$470
Accruing loans delinquent 90 days or more	-	-	-
Restructured loans, net	48	180	303
Total nonperforming loans	1,010	522	773
Real estate owned and other repossessed assets, net	637	458	550
Total nonperforming assets	$1,647	$980	$1,323

Total nonperforming assets as a percentage of total assets	0.29%	0.18%	0.26%

Allowance for loan losses	$2,450	$2,125	$2,000

Percent of allowance for loan losses to nonperforming loans	242.57%	407.09%	258.73%

Percent of allowance for loan losses to nonperforming assets	148.76%	216.84%	151.17%

Historical loss averages have decreased, as a result of lower charge-offs within the past three years, and impacted the allowance adequacy calculation as a percent of loans.

Allowance for loan losses activity was as follows:

	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, July 1, 2014	$485	$974	$30	$299	$49	$288	$2,125
Charge-offs	-	-	-	(159)	(65)	(24)	(248)
Recoveries	-	31	-	-	27	-	58
Provision	199	93	5	130	35	53	515
Ending balance, December 31, 2014	$684	$1,098	$35	$270	$46	$317	$2,450

Ending balance, December 31, 2014 allocated to loans individually evaluated for impairment	$140	$-	$-	$-	$7	$-	$147

Ending balance, December 31, 2014 allocated to loans collectively evaluated for impairment	$544	$1,098	$35	$270	$39	$317	$2,303

Loans receivable:
Ending balance, December 31, 2014	$102,543	$117,627	$8,002	$39,671	$13,827	$37,536	$319,206

Ending balance, December 31, 2014 of loans
individually evaluated for impairment	$1,471	$-	$-	$328	$55	$229	$2,083

Ending balance, December 31, 2014 of loans collectively evaluated for impairment	$101,072	$117,627	$8,002	$39,343	$13,772	$37,307	$317,123

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued

	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, July 1, 2013	$423	$952	$15	$290	$40	$280	$2,000
Charge-offs	-	(199)	-	(73)	(88)	(144)	(504)
Recoveries	-	17	-	-	4	-	21
Provision	62	204	15	82	93	152	608
Ending balance, June 30, 2014	$485	$974	$30	$299	$49	$288	$2,125

Ending balance, June 30, 2014 allocated to loans individually evaluated for impairment	$-	$-	$-	$31	$20	$15	$66

Ending balance, June 30, 2014 allocated to loans collectively evaluated for impairment	$485	$974	$30	$268	$29	$273	$2,059

Loans receivable:
Ending balance, June 30, 2014	$92,321	$92,043	$6,923	$37,866	$12,964	$34,412	$276,529

Ending balance, June 30, 2014 of loans
individually evaluated for impairment	$660	$280	$-	$288	$101	$315	$1,644

Ending balance, June 30, 2014 of loans
collectively evaluated for impairment	$91,661	$91,763	$6,923	$37,578	$12,863	$34,097	$274,885

	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, July 1, 2012	$403	$772	$10	$156	$78	$206	$1,625
Charge-offs	(73)	(35)	-	(190)	(66)	(1)	(365)
Recoveries	-	-	-	-	6	56	62
Provision	93	215	5	324	22	19	678
Ending balance, June 30, 2013	$423	$952	$15	$290	$40	$280	$2,000

Ending balance, June 30, 2013 allocated to loans individually evaluated for impairment	$-	$-	$-	$153	$6	$-	$159

Ending balance, June, 30, 2013 allocated to loans collectively evaluated for impairment	$423	$952	$15	$137	$34	$280	$1,841

Loans receivable:
Ending balance, June 30, 2013	$70,453	$74,395	$2,738	$35,660	$11,773	$21,775	$216,794

Ending balance, June 30, 2013 of loans
individually evaluated for impairment	$315	$722	$-	$779	$78	$121	$2,015

Ending balance, June 30, 2013 of loans
collectively evaluated for impairment	$70,138	$73,673	$2,738	$34,881	$11,695	$21,654	$214,779

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued Internal classification of the loan portfolio was as follows:

	December 31, 2014
	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Grade:
Pass	$101,072	$117,627	$8,002	$39,343	$13,772	$37,307	$317,123
Special mention	-	-	-	-	-	-	-
Substandard	1,331	-	-	328	41	229	1,929
Doubtful	-	-	-	-	7	-	7
Loss	140	-	-	-	7	-	147
Total	$102,543	$117,627	$8,002	$39,671	$13,827	$37,536	$319,206

Credit risk profile based on payment activity
Performing	$101,722	$117,627	$8,002	$39,575	$13,811	$37,459	$318,196
Restructured loans				48			48
Nonperforming	821	-	-	48	16	77	962
Total	$102,543	$117,627	$8,002	$39,671	$13,827	$37,536	$319,206

	June 30, 2014
	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Grade:
Pass	$91,661	$91,763	$6,923	$37,578	$12,863	$34,097	$274,885
Special mention	-	-	-	-	-	-	-
Substandard	660	280	-	257	74	300	1,571
Doubtful	-	-	-	-	7	-	7
Loss	-	-	-	31	20	15	66
Total	$92,321	$92,043	$6,923	$37,866	$12,964	$34,412	$276,529

Credit risk profile based on payment activity
Performing	$92,271	$91,913	$6,923	$37,674	$12,921	$34,305	$276,007
Restructured loans	-	130	-	50	-	-	180
Nonperforming	50	-	-	142	43	107	342
Total	$92,321	$92,043	$6,923	$37,866	$12,964	$34,412	$276,529

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued

	June 30, 2013
	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Grade:
Pass	$70,138	$73,680	$2,738	$34,881	$11,695	$21,654	$214,786
Special mention	-	715	-	-	-	-	715
Substandard	315	-	-	626	62	121	1,124
Doubtful	-	-	-	-	10	-	10
Loss	-	-	-	153	6	-	159
Total	$70,453	$74,395	$2,738	$35,660	$11,773	$21,775	$216,794

Credit risk profile based on payment activity
Performing	$70,395	$74,092	$2,738	$35,355	$11,732	$21,709	$216,021
Restructured loans	-	303	-	-	-	-	303
Nonperforming	58	-	-	305	41	66	470
Total	$70,453	$74,395	$2,738	$35,660	$11,773	$21,775	$216,794

The Company utilizes a 5 point internal loan rating system, largely based on regulatory classifications, for residential mortgage (1-4 family), commercial real estate, real estate construction, home equity, consumer and commercial loans as follows:

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:
Loans – continued

On an annual basis, or more often if needed, the Company formally reviews the ratings of all commercial real estate, real estate construction and commercial business loans that have a principal balance of $500,000 or more. Quarterly, the Company reviews the rating of any consumer loan, broadly defined, that is delinquent 90 days or more. Likewise, quarterly, the Company reviews the rating of any commercial loan, broadly defined, that is delinquent 60 days or more. Annually, the Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process.

The following tables include information regarding impaired loans.

	December 31, 2014
		Unpaid		Interest	Average
	Recorded	Principal	Related	Income	Recorded
	Investment	Balance	Allowance	Recognized	Investment
	(In Thousands)
With no related allowance:
Residential mortgage (1-4 family)	$650	$650	$-	$14	$655
Commercial real estate	-	-	-	-	140
Real estate construction	-	-	-	2	-
Home equity	328	392	-	6	293
Consumer	48	82	-	2	65
Commercial	229	259	-	9	265

With a related allowance:
Residential mortgage (1-4 family)	821	821	140	-	411
Commercial real estate	-	-	-	-	-
Real estate construction	-	-	-	-	-
Home equity	-	-	-	-	16
Consumer	7	7	7	-	14
Commercial	-	-	-	-	8

Total:
Residential mortgage (1-4 family)	1,471	1,471	140	14	1,066
Commercial real estate	-	-	-	-	140
Real estate construction	-	-	-	2	-
Home equity	328	392	-	6	309
Consumer	55	89	7	2	79
Commercial	229	259	-	9	273
Total	$2,083	$2,211	$147	$33	$1,867

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued

	June 30, 2014
		Unpaid		Interest	Average
	Recorded	Principal	Related	Income	Recorded
	Investment	Balance	Allowance	Recognized	Investment
	(In Thousands)
With no related allowance:
Residential mortgage (1-4 family)	$660	$660	$-	$17	$488
Commercial real estate	280	393	-	2	501
Real estate construction	-	-	-	-	-
Home equity	257	277	-	7	329
Consumer	81	91	-	4	77
Commercial	300	328	-	6	211

With a related allowance:
Residential mortgage (1-4 family)	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Real estate construction	-	-	-	-	-
Home equity	31	31	31	-	205
Consumer	20	20	20	-	13
Commercial	15	15	15	-	8

Total:
Residential mortgage (1-4 family)	660	660	-	17	488
Commercial real estate	280	393	-	2	501
Real estate construction	-	-	-	-	-
Home equity	288	308	31	7	534
Consumer	101	111	20	4	90
Commercial	315	343	15	6	219
Total	$1,644	$1,815	$66	$36	$1,832

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued

	June 30, 2013
		Unpaid		Interest	Average
	Recorded	Principal	Related	Income	Recorded
	Investment	Balance	Allowance	Recognized	Investment
	(In Thousands)
With no related allowance:
Residential mortgage (1-4 family)	$315	$315	$-	$14	$158
Commercial real estate	722	722	-	38	361
Real estate construction	-	-	-	-	-
Home equity	400	400	-	10	200
Consumer	72	72	-	2	36
Commercial	121	121	-	7	61

With a related allowance:
Residential mortgage (1-4 family)	-	-	-	-	-
Commercial real estate	-	-	-	-	113
Real estate construction	-	-	-	-	-
Home equity	379	404	153	9	-
Consumer	6	6	6	-	4
Commercial	-	-	-	-	-

Total:
Residential mortgage (1-4 family)	315	315	-	14	158
Commercial real estate	722	722	-	38	474
Real estate construction	-	-	-	-	-
Home equity	779	804	153	19	200
Consumer	78	78	6	2	40
Commercial	121	121	-	7	61
Total	$2,015	$2,040	$159	$80	$933

The following tables include information regarding delinquencies within the loan portfolio.

	December 31, 2014
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
	(In Thousands)
Residential mortgage (1-4 family)	$203	$821	$1,024	$101,519	$102,543	$-
Commercial real estate	131	-	131	117,496	117,627	-
Real estate construction	-	-	-	8,002	8,002	-
Home equity	303	48	351	39,320	39,671	-
Consumer	258	16	274	13,553	13,827	-
Commercial	331	77	408	37,128	37,536	-
Total	$1,226	$962	$2,188	$317,018	$319,206	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued

	June 30, 2014
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
	(In Thousands)
Residential mortgage (1-4 family)	$701	$-	$701	$91,620	$92,321	$-
Commercial real estate	294	130	424	91,619	92,043	-
Real estate construction	-	-	-	6,923	6,923	-
Home equity	583	192	775	37,091	37,866	-
Consumer	97	31	128	12,836	12,964	-
Commercial	79	107	186	34,226	34,412	-
Total	$1,754	$460	$2,214	$274,315	$276,529	$-

	June 30, 2013
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
	(In Thousands)
Residential mortgage (1-4 family)	$312	$5	$317	$70,136	$70,453	$-
Commercial real estate	39	217	256	74,139	74,395	-
Real estate construction	-	-	-	2,738	2,738	-
Home equity	265	196	461	35,199	35,660	-
Consumer	279	37	316	11,457	11,773	-
Commercial	187	-	187	21,588	21,775	-
Total	$1,082	$455	$1,537	$215,257	$216,794	$-

Interest income not accrued on these loans and cash interest income was immaterial for the six months ended December 31, 2014 and FY 2014 and FY 2013. The allowance for loan losses on non-accrual loans as of December 31, 2014, June 30, 2014 and June 30, 2013 was $147,000, $66,000 and $93,000, respectively. There were $2,083,000 ($1,936,000 net of loss reserves of $147,000) of loans considered impaired at December 31, 2014. There were $1,644,000 ($1,578,000 net of loss reserves of $66,000) and $2,015,000 ($1,856,000 net of loss reserves of $159,000) of loans considered impaired at June 30, 2014 and June 30, 2013, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued

Loans are granted to directors and officers of the Company in the ordinary course of business.  Such loans are made in accordance with policies established for all loans of the Company, except that directors, officers and employees may be eligible to receive discounts on loan origination costs.

Loans receivable (including loans sold and serviced for others) from directors and senior officers and their related parties were as follows:

(In Thousands)
Balance at July 1, 2012	$7,998
Principal additions	664
Principal payments	(957)
Balance at June 30, 2013	$7,705
Principal additions	166
Principal payments	(695)
Balance at June 30, 2014	$7,176
Principal additions	579
Principal payments	(320)
Balance at December 31, 2014	$7,435

	December 31,	June 30,
	2014	2014	2013
	(In Thousands)

Loans serviced, for the benefit of others,
for directors, senior officers and
their related parties	$5,714	$5,498	$6,020

	Six Months
	December 31,	Years Ended June 30,
	2014	2014	2013
	(In Thousands)

Interest income from loans owned
for directors, senior officers and
their related parties	$42	$86	$93

NOTE 6:	Troubled Debt Restructurings

The Company adopted the amendments in Accounting Standards Update No. 2011-02 (ASC Topic 310) during the quarter ended September 30, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of the previous fiscal year (July 1, 2011) for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC Subtopic 450-20). Upon identifying the reassessed receivables as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC Subtopic 310-10-35. The amendments in the guidance require prospective application of the impairment measurement for those receivables newly identified as impaired.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:	Troubled Debt Restructurings – continued

As of December 31, 2014, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under ASC Subtopic 310-10-35 was $48,000 (ASC Subtopic 310-40-65-1(b)), and the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $34,000 (ASC Subtopic 310-40-65-1(b)).

Modification Categories
The Company offers a variety of modifications to borrowers. The modification categories offered can generally be described in the following categories:

Rate Modification – A modification in which the interest rate is changed.

Term Modification – A modification in which the maturity date, timing of payments or frequency of payments is changed.

Interest Only Modification – A modification in which the loan is converted to interest only payments for a period of time.

Payment Modification – A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

Combination Modification – Any other type of modification, including the use of multiple categories above.

The following tables present troubled debt restructurings.

December 31, 2014
	Accrual	Non-Accrual	Total
	Status	Status	Modification
(In Thousands)
Residential mortgage (1-4 family)	$-	$-	$-
Commercial real estate	-	-	-
Real estate construction	-	-	-
Home equity	48	-	48
Consumer	-	-	-
Commercial	-	-	-
Total	$48	$-	$48

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:	Troubled Debt Restructurings – continued

June 30, 2014
	Accrual	Non-Accrual	Total
	Status	Status	Modification
(In Thousands)
Residential mortgage (1-4 family)	$-	$-	$-
Commercial real estate	-	130	130
Real estate construction	-	-	-
Home equity	-	50	50
Consumer	-	-	-
Commercial	-	-	-
Total	$-	$180	$180

June 30, 2013
	Accrual	Non-Accrual	Total
	Status	Status	Modification
(In Thousands)
Residential mortgage (1-4 family)	$-	$-	$-
Commercial real estate	86	217	303
Real estate construction	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Commercial	-	-	-
Total	$86	$217	$303

During the six months ended December 31, 2014, there were no new restructured loans.

There were no loans modified as a troubled debt restructured loan within the previous six months for which there was a payment default during the six months ended December 31, 2014. As of June 30, 2014 and June 30, 2013, there was one loan (included in Commercial real estate above) in default within 12 months after the troubled debt restructuring and this resulted in the foreclosure and repossession of the applicable collateral during the six months ended December 31, 2014. The applicable collateral was recorded at fair value of $161,000 and is included in real estate and other repossessed assets acquired in settlement of loans, net on the consolidated statement of financial condition. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of December 31, 2014, June 30, 2014 and June 30, 2013, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:	Foreclosed Assets

Foreclosed assets are presented net of an allowance for losses. A summary of the balance of foreclosed assets is presented below:

	December 31,	June 30,
	2014	2014	2013
	(In Thousands)
Residential mortgage (1-4 family)	$-	$-	$77
Land	619	458	473
Consumer	18	-	-
Total foreclosed assets	$637	$458	$550

Expenses applicable to foreclosed assets included the following:

	Six Months Ended
	December 31,	Years Ended June 30,
	2014	2014	2013
	(In Thousands)
Write-down on real estate owned and	$-	$10	$192
other repossessed assets
Net loss on sale	1	50	26
Operating expenses net of rental income	8	11	22
Total expenses related to foreclosed assets	$9	$71	$240

NOTE 8:	Mortgage Servicing Rights

The Company is servicing loans for the benefit of others totaling approximately $604,106,000, $558,636,000 and $476,590,000 at December 31, 2014, June 30, 2014 and June 30, 2013, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $3,721,000, $4,082,000 and $3,314,000 at December 31, 2014, June 30, 2014 and June 30, 2013, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:	Mortgage Servicing Rights – continued

The following table is a summary of activity in mortgage servicing rights and the valuation allowance.

	Six Months Ended
	December 31,	Years Ended June 30,
	2014	2014	2013
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$3,756	$3,192	$2,218
Mortgage servicing rights capitalized	687	1,194	1,726
Amortization of mortgage servicing rights	(328)	(630)	(752)
Ending balance	4,115	3,756	3,192
Valuation allowance:
Beginning balance	-	-	-
Provision (credited) to operations	-	-	-
Ending balance	-	-	-
Mortgage servicing rights, net	$4,115	$3,756	$3,192

The fair values of these rights were $5,168,000, $4,999,000 and $3,589,000 at December 31, 2014, June 30, 2014 and June 30, 2013, respectively. The fair value of servicing rights was determined using discount rates ranging from 10.00% to 12.00%, prepayment speeds ranging from 100.00% to 399.00% PSA, depending on stratification of the specific right. The fair value was also adjusted for the effect of potential past dues and foreclosures.

NOTE 9:	Premises and Equipment

The cost and accumulated depreciation of premises and equipment was as follows:

	December 31,	June 30,
	2014	2014	2013
	(In Thousands)
Land	$4,587	$4,587	$4,587
Buildings and improvements	19,498	17,899	17,068
Furniture and equipment	5,597	5,548	5,273
Construction in progress	6	1,206	19
	29,688	29,240	26,947
Accumulated depreciation	(9,724)	(9,139)	(8,004)
Premises and equipment, net	$19,964	$20,101	$18,943

Depreciation expense was $585,000 for the six months ended December 31, 2014 and $1,146,000 and $931,000 for FY 2014 and FY 2013, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:	Goodwill and Other Intangible Assets Goodwill and other intangible assets were recorded as part of the Sterling acquisition. The carrying amount of goodwill was as follows:

	December 31,	June 30,
	2014	2014	2013
	(In Thousands)
Goodwill	$7,034	$7,034	$6,890

Goodwill of $6,890,000 was recorded in the second quarter of FY 2013 for the acquisition. Final valuation adjustments were recorded in the second quarter of FY 2014 for $144,000 and impacted goodwill. The final goodwill recorded related to the acquisition was $7,034,000.

The components of other intangible assets were as follows:

	December 31,	June 30,
	2014	2014	2013
	(In Thousands)
Core deposit intangible	$1,031	$1,031	$1,031
Accumulated amortization	(368)	(286)	(109)
Core deposit intangible, net	$663	$745	$922

Core deposit intangible assets are amortized on an accelerated basis over their estimated life of 10 years. Amortization expense related to intangible assets was $82,000 for the six months ended December 31, 2014 and $177,000 and $109,000 for FY 2014 and FY 2013, respectively. The estimated aggregate future amortization expense for core deposit intangible assets remaining as of December 31, 2014 was as follows:

Years ended December 31:	(In Thousands)
2015	$148
2016	130
2017	111
2018	92
2019	73
Thereafter	109
Total	$663

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:	Deposits Deposits are summarized as follows:

	December 31,		June 30,
	2014		2014		2013
		Weighted		Weighted		Weighted
		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(In Thousands)
Noninterest checking	$60,507	0.00%	$58,432	0.00%	$52,972	0.00%
Interest bearing checking	76,367	0.04%	68,033	0.03%	65,876	0.04%
Savings	62,455	0.04%	60,493	0.05%	56,051	0.05%
Money market	91,431	0.11%	87,892	0.12%	85,361	0.13%
Time certificates of deposits	150,223	0.92%	152,195	0.93%	157,491	1.02%
Total	$440,983	0.35%	$427,045	0.37%	$417,751	0.42%

Time certificates of deposit include $4,195,000, $4,195,000 and $0 related to a 5 year, 1.80% fixed rate brokered CD at December 31, 2014, June 30, 2014 and June 30, 2013, respectively.

Time certificates of deposits with balances of $100,000 and greater was $64,721,000, $63,851,000 and $62,057,000 at December 31, 2014, June 30, 2014 and June 30, 2013, respectively.

At December 31, 2014, the scheduled maturities of time deposits were as follows:

(In Thousands)
Within one year	$88,705
One to two years	30,749
Two to three years	11,238
Three to four years	15,505
Thereafter	4,026
Total	$150,223

Interest expense on deposits was as follows:

	Six Months Ended
	December 31,	Years Ended June 30,
	2014	2014	2013
	(In Thousands)
Checking	$13	$28	$28
Savings	13	31	37
Money market	51	110	87
Time certificates of deposits	600	1,125	1,046
Total	$677	$1,294	$1,198

FDIC insurance covers deposits up to $250,000. At December 31, 2014 the Company held $64,542,000 in deposit accounts that included balances over $250,000.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:
Deposits – continued

At December 31, 2014, June 30, 2014 and June 30, 2013, the Company reclassified $82,000, $67,000 and $54,000, respectively, in overdrawn deposits as loans.

Directors’ and senior officers’ deposit accounts at December 31, 2014, June 30, 2014 and June 30, 2013, were $565,000, $463,000 and $645,000, respectively.

NOTE 12:	Advances from the Federal Home Loan Bank and Other Borrowings Advances from the FHLB of Seattle and other borrowings mature as follows:

	December 31,	June 30,
	2014	2014	2013
	(In Thousands)
Within one year	$44,132	$37,493	$16,700
One to two years	2,200	7,200	9,200
Two to three years	200	200	7,200
Three to four years	5,200	5,200	200
Four to five years	3,065	200	200
Thereafter	196	1,161	1,361
Total	$54,993	$51,454	$34,861

Federal Home Loan Bank Advances

The advances are due at maturity.  The advances are subject to prepayment penalties.  The interest rates on these advances are fixed.  The advances are collateralized by a blanket pledge of the Bank’s residential mortgage (1-4 family) portfolio.  At December 31, 2014, June 30, 2014 and June 30, 2013, the Company exceeded the collateral requirements of the FHLB.  The Company’s investment in FHLB stock is also pledged as collateral on these advances.  The total FHLB funding line available to the Company at December 31, 2014, was 30.00% of total Bank assets as determined by FHLB, or approximately $164,609,000.  The balance of advances was $43,704,000, $49,404,000 and $33,996,000 at December 31, 2014, June 30, 2014 and June 30, 2013, respectively.

Other Borrowings

The Bank had no structured repurchase agreements with PNC Financial Service Group, Inc. (“PNC”) at December 31, 2014, June 30, 2014 and June 30, 2013.

At December 31, 2014, June 30, 2014 and June 30, 2013, the Bank’s subsidiary had an $865,000 borrowing related to New Markets Tax Credits. The borrowing is interest only at 1.00% and matures in 2019.

Federal Funds Purchased

The Bank has a $7,000,000 Federal funds line of credit with PNC. The balance was $0 as of December 31, 2014, June 30, 2014 and June 30, 2013.

The Bank has a $10,000,000 Federal funds line of credit with Zions Bank. The balance was $3,919,000 as of December 31, 2014, $1,185,000 as of June 30, 2014 and $0 as of June 30, 2013.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:
Advances from the Federal Home Loan Bank and Other Borrowings – continued

Federal Funds Purchased – continued

The Bank has a $7,000,000 Federal funds line of credit with Stockman Bank. The balance was $6,505,000 as of December 31, 2014 and $0 as of June 30, 2014 and June 30, 2013.

Federal Reserve Bank Discount Window

For additional liquidity sources, the Bank has a credit facility at the Federal Reserve Bank’s Discount Window. The amount available to the Bank is limited by various collateral requirements. There were no pledged securities at the Federal Reserve Bank as of December 31, 2014. The credit facility account had $0 balance as of December 31, 2014, June 30, 2014 and June 30, 2013.

All Borrowings Outstanding

For all borrowings outstanding the weighted average interest rate for advances at December 31, 2014, June 30, 2014 and June 30, 2013 was 1.11%, 1.17% and 2.23%, respectively. The weighted average amount outstanding was $51,134,000 for the six months ended December 31, 2014 and $32,618,000 and $38,781,000 for FY 2014 and FY 2013, respectively.

The maximum amount outstanding at any month-end was $55,471,000 for the six months ended December 31, 2014 and $51,454,000 and $41,249,000 for FY 2014 and FY 2013, respectively.

NOTE 13:
Subordinated Debentures

On September 28, 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to Eagle Bancorp Statutory Trust I (“the Trust”).  The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000.  Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders on December 15, 2005.  The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 15, 2010 then became variable at 3-Month LIBOR plus 1.42%, making the rate 1.676%, 1.651% and 1.693% as of December 31, 2014, June 30, 2014, and June 30, 2013, respectively.  Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years.  The preferred securities mature in December 15, 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date.

For the six months ended December 31, 2014 and for FY 2014 and FY 2013, interest expense on the subordinated debentures was $43,000, $87,000 and $93,000, respectively.

Subordinated debt may be included in regulatory Tier 1 capital subject to a limitation that such amounts not exceed 25.00% of Tier 1 capital. The remainder of subordinated debt is included in Tier II capital. There is no limitation for inclusion of subordinated debt in total risk-based capital and, as such, all subordinated debt was included in total risk-based capital.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14:
Commitments and Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s financial statements.

The Company leases certain office branches under short-term operating leases. Some of these leases have renewal options. Total lease expenditures were $262,000 for the six months ended December 31, 2014 and $511,000 and $296,000 for FY 2014 and FY 2013, respectively. The future payments of all lease obligations are as follows:

Years ended December 31:	(In Thousands)
2015	$522
2016	479
2017	396
2018	347
2019	354
Thereafter	688
Total	$2,786

NOTE 15:	Accumulated Other Comprehensive Income (Loss) The following table includes information regarding the activity in accumulated other comprehensive income (loss):

	Gains (Losses)	Unrealized (Losses)
	on Derivatives	Gains on Investment
	Designated as	Securities
	Cash Flow Hedges	Available for Sale	Total
		(In Thousands)

Balance, July 1, 2014	$273	$(2,532)	$(2,259)
Other comprehensive income,
before reclassifications and income taxes	496	3,749	4,245
Amounts reclassified from accumulated other
comprehensive income (loss), before income taxes	(461)	(335)	(796)
Income tax expense	(14)	(1,391)	(1,405)
Total other comprehensive income	21	2,023	2,044
Balance, December 31, 2014	$294	$(509)	$(215)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:	Accumulated Other Comprehensive Income (Loss) – continued

	Gains (Losses)	Unrealized (Losses)
	on Derivatives	Gains on Investment
	Designated as	Securities
	Cash Flow Hedges	Available for Sale	Total
		(In Thousands)

Balance, July 1, 2013	$345	$(3,729)	$(3,384)
Other comprehensive income,
before reclassifications and income taxes	461	3,093	3,554
Amounts reclassified from accumulated other
comprehensive income (loss), before income taxes	(582)	(1,073)	(1,655)
Income tax benefit (expense)	49	(823)	(774)
Total other comprehensive (loss) income	(72)	1,197	1,125
Balance, June 30, 2014	$273	$(2,532)	$(2,259)

		Unrealized
	Gains (Losses)	Gains (Losses)
	on Derivatives	on Investment
	Designated as	Securities
	Cash Flow Hedges	Available for Sale	Total
		(In Thousands)

Balance, July 1, 2012	$114	$2,159	$2,273
Other comprehensive income (loss),
before reclassifications and income taxes	582	(8,676)	(8,094)
Amounts reclassified from accumulated other
comprehensive income, before income taxes	(193)	(1,261)	(1,454)
Income tax (expense) benefit	(158)	4,049	3,891
Total other comprehensive income (loss)	231	(5,888)	(5,657)
Balance, June 30, 2013	$345	$(3,729)	$(3,384)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16:	Income Taxes The components of the Company’s income tax provision (benefit) were as follows:

	Six Months Ended
	December 31,	Years Ended June 30,
	2014	2014	2013
	(In Thousands)
Current
U.S. federal	$101	$(164)	$21
Montana	99	(33)	4
	200	(197)	25
Deferred
U.S. federal	(622)	(113)	(563)
Montana	(43)	(40)	(112)
	(665)	(153)	(675)
Total	$(465)	$(350)	$(650)

The nature and components of deferred tax assets and liabilities were as follows:

	December 31,	June 30,
	2014	2014	2013
	(In Thousands)
Deferred tax assets:
Deferred compensation	$504	$483	$473
Loans receivable	882	715	594
Unrealized losses on
securities available-for-sale	350	1,742	2,565
Deferred loan fees	228	191	84
Acquisition costs	687	714	772
Interest rate swap	180	31	5
New Market Tax Credits carry forward	124	-	-
Alternative Minimum Tax carry forward	358	-	-
Other	343	330	247
Total deferred tax assets	3,656	4,206	4,740
Deferred tax liabilities:
Premises and equipment	944	1,016	1,126
Federal Home Loan Bank stock	529	529	529
Unrealized gain on hedging	202	188	237
Goodwill	394	298	109
Other	120	91	34
Total deferred tax liabilities	2,189	2,122	2,035
Net deferred tax asset	$1,467	$2,084	$2,705

The Company believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16:	Income Taxes – continued A reconciliation of the Company’s effective income tax benefit to the statutory federal income tax rate is as follows:

	Six Months Ended		Years Ended June 30
	December 31, 2014		2014		2013
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
	(Dollars in Thousands)
Federal income taxes at the statutory rate	$400	34.00%	$599	34.00%	$450	34.00%
State income taxes	79	6.75%	119	6.75%	89	6.75%
Tax-exempt interest income	(266)	-22.61%	(574)	-32.30%	(550)	-42.02%
Income from bank-owned life insurance	(85)	-7.19%	(165)	-9.30%	(147)	-11.19%
New Market Tax Credits	(190)	-16.14%	(380)	-21.39%	(380)	-29.01%
Other, net	(403)	-34.32%	51	2.36%	(112)	-7.63%
Actual tax benefit and effective tax rate	$(465)	-39.51%	$(350)	-19.88%	$(650)	-49.10%

Prior to January 1, 1987, the Company was allowed a special bad debt deduction limited generally in the current year to 32.00% (net of preference tax) of otherwise taxable income and subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If the amounts that qualified as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, they will be subject to federal income tax at the then current corporate rate. Retained earnings includes approximately $852,000 at December 31, 2014, June 30, 2014 and June 30, 2013, for which federal income tax has not been provided.

The Company has equity investments in Certified Development Entities which have received allocations of New Markets Tax Credits. Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The federal tax credit benefits were $190,000 for the six months ended December 31, 2014 and $380,000 for FY 2014 and FY 2013. Due to not having sufficient taxable income for FY 2014 only $256,000 of the federal tax credit benefits were utilized for that period. The remaining federal tax credit benefit of $124,000 for FY 2014 is recorded as a deferred tax asset and will be used in future periods. The total remaining balance of these credits was $2,138,000, $2,328,000 and $2,584,000 as of December 31, 2014, June 30, 2014 and June 30, 2013, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17:	Supplemental Cash Flow Information

	Six Months Ended
	December 31,	Years Ended June 30,
	2014	2014	2013
	(In Thousands)
Supplemental cash flow information:
Cash paid during the year for interest	$1,037	$2,063	$2,331
Cash paid during the year for income taxes	147	109	497
Non-cash investing activities:
Increase (decrease) in market
value of securities available-for-sale	3,414	2,020	(9,936)
Mortgage servicing rights recognized	687	1,194	1,726
Loans transferred to real estate and
other assets acquired in foreclosure	184	51	569
Real estate acquired in foreclosure
transferred to premises and equipment	-	-	306
Treasury shares reissued for compensation	193	193	217
Employee Stock Ownership Plan shares released	89	180	174

NOTE 18:
Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital to total adjusted assets and of risk-based capital to risk-weighted assets (all as defined in the regulations). Management believes, as of December 31, 2014, June 30, 2014 and June 30, 2013, that the Bank meets all capital adequacy requirements to which it is subject.

To be categorized as well-capitalized, the Bank must maintain minimum tangible, core and risk-based ratios as set forth in the table below. The Bank’s actual capital amounts and ratios are presented in the table below:

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:	Regulatory Capital Requirements – continued

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions

December 31, 2014:	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
Total risk-based capital
to risk weighted assets
Consolidated	$54,109	15.27%	$28,344	8.00%	$	N/A	N/A	%
Bank	48,994	13.59	28,838	8.00		36,048	10.00

Tier I capital to
risk weighted assets
Consolidated	51,659	14.58	14,172	4.00		N/A	N/A
Bank	46,544	12.91	14,419	4.00		21,629	6.00

Tier I capital to
adjusted total assets
Consolidated	51,659	9.41	16,463	3.00		N/A	N/A
Bank	46,544	8.62	16,195	3.00		26,992	5.00

Tangible capital to
adjusted total assets
Consolidated	51,659	9.41	8,232	1.50		N/A	N/A
Bank	46,544	8.62	8,098	1.50		N/A	N/A

June 30, 2014:

Total risk-based capital
to risk weighted assets
Consolidated	$53,310	16.23%	$26,276	8.00%	$	N/A	N/A	%
Bank	46,516	14.27	26,083	8.00		32,603	10.00

Tier I capital to
risk weighted assets
Consolidated	51,185	15.58	13,138	4.00		N/A	N/A
Bank	44,457	13.64	13,041	4.00		19,562	6.00

Tier I capital to
adjusted total assets
Consolidated	51,185	9.43	16,288	3.00		N/A	N/A
Bank	44,457	8.43	15,814	3.00		26,357	5.00

Tangible Capital to
adjusted total assets
Consolidated	51,185	9.43	8,144	1.50		N/A	N/A
Bank	44,457	8.43	7,907	1.50		N/A	N/A

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:	Regulatory Capital Requirements – continued

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions

June 30, 2013:	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
Total risk-based capital
to risk weighted assets
Consolidated	$51,804	18.22%	$22,743	8.00%	$	N/A	N/A	%
Bank	45,174	16.02	22,563	8.00		28,204	10.00

Tier I capital to
risk weighted assets
Consolidated	49,804	17.52	11,371	4.00		N/A	N/A
Bank	43,334	15.36	11,282	4.00		16,923	6.00

Tier I capital to
adjusted total assets
Consolidated	49,804	9.65	15,487	3.00		N/A	N/A
Bank	43,334	8.64	15,053	3.00		25,088	5.00

Tangible capital to
adjusted total assets
Consolidated	49,804	9.65	7,744	1.50		N/A	N/A
Bank	43,334	8.64	7,526	1.50		N/A	N/A

A reconciliation of the Bank’s capital determined by GAAP to capital defined for regulatory purposes is as follows:

	December 31,	June 30,
	2014	2014	2013
	(In Thousands)

Capital determined by GAAP	$54,361	$50,004	$47,808
Unrealized loss on securities available-for-sale	532	2,505	3,683
Unrealized gain on forward delivery commitments	(294)	(273)	(345)
Goodwill and core deposit intangible	(7,697)	(7,779)	(7,812)
Disallowed deferred tax assets	(358)	-	-
Tier I (core) capital	46,544	44,457	43,334
Allowance for loan losses	2,450	2,059	1,840
Total risk based capital	$48,994	$46,516	$45,174

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:	Regulatory Capital Requirements – continued

Dividend Limitations

Under State of Montana banking regulation, member banks such as the Bank generally may declare annual cash dividends up to an amount equal to the previous two years’ net earnings.  Dividends in excess of such amount require approval of the Division of Banking.  The Bank did not pay any dividends to the Company during the six months ended December 31, 2014.  The Bank paid dividends of $1,030,000 and $476,000 during FY 2014 and FY 2013, respectively.  The Company paid quarterly dividends of $0.075 per share to its shareholders for the six months ended December 31, 2014 and FY 2014.  The Company had paid quarterly dividends of $0.07125 per share in the first three quarters and paid $0.0725 per share in the fourth quarter of FY 2013.

Liquidation Rights

Eagle Bancorp Montana, Inc. holds a liquidation account for the benefit of certain depositors of the Bank who remain depositors of the Bank at the time of liquidation.  The liquidation account is designed to provide payments to these depositors of their liquidation interests in the event of a liquidation of Eagle and the Bank, or the Bank alone.  In the unlikely event that Eagle and the Bank were to liquidate in the future, all claims of creditors, including those of depositors, would be paid first, followed by distribution to depositors as of November 30, 2008 (who continue to be the Bank’s depositors) of the liquidation account maintained by Eagle. Also, in a complete liquidation of both entities, or of just the Bank, when Eagle has insufficient assets to fund the liquidation account distribution due to depositors and the Bank has positive net worth, the Bank would immediately pay amounts necessary to fund Eagle’s remaining obligations under the liquidation account.  If Eagle is completely liquidated or sold apart from a sale or liquidation of the Bank, then the rights of such depositors in the liquidation account maintained by Eagle would be surrendered and treated as a liquidation account in the Bank, the “bank liquidation account” and these depositors shall have an equivalent interest in the bank liquidation account and the same rights and terms as the liquidation account.

After two years from the date of conversion and upon the written request of the Office of the Comptroller of the Currency (“OCC”), Eagle will eliminate or transfer the liquidation account and the interests in such account to the Bank and the liquidation account would become the liquidation account of the Bank and not subject in any manner or amount to Eagle’s creditors. Also, under the rules and regulations of the OCC, no post-conversion merger, consolidation, or similar combination or transaction with another depository institution in which Eagle or the Bank is not the surviving institution would be considered a liquidation and, in such a transaction, the liquidation account would be assumed by the surviving institution.

Regulatory Capital Requirement Changes

Beginning January 1, 2015, community banking organizations became subject to a new regulatory rule recently adopted by federal banking agencies (commonly referred to as Basel III). The new rule establishes a new regulatory capital framework that incorporates revisions to the Basel capital framework, strengthens the definition of regulatory capital, increases risk-based capital requirements, and amends the methodologies for determining risk-weighted assets. These changes are expected to increase the amount of capital required by community banking organizations. Basel III includes a multiyear transition period from January 1, 2015 through December 31, 2019.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:
Regulatory Capital Requirements – continued

Regulatory Capital Requirement Changes – continued

Management believes that, as of December 31, 2014, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital rules on a fully phased-in basis as if such requirements were currently in effect; however, final rules are subject to regulatory discretion and could result in the need for additional capital levels in the future.

NOTE 19:
Related Party Transactions

The Bank has contracted with a subsidiary of a company which was previously partially owned by one of the Company’s directors. The Bank paid $2,000 during the six months ended December 31, 2014 for support services, and an additional $13,000 for computer hardware and software used by the Bank for its computer network. For FY 2014 and FY 2013, expenditures were $3,000 and $68,000, respectively, for support services and $33,000 and $318,000, respectively, for computer hardware and software.

In 2007, the Bank also made a construction loan, in the normal course of lending, to this same affiliated entity for the construction of an office building. In FY 2008 the construction was completed and the loan was refinanced into $7,500,000 permanent financing. On July 9, 2008, 80.00%, or $6,000,000 was sold to the Montana Board of Investments. As of December 31, 2014 this loan’s principal balance was $5,849,000 ($1,170,000 net of participation sold). The Bank maintains the servicing for this loan and the loan is current.

NOTE 20:
Business Combination

On June 29, 2012, the Company and Sterling, a Washington state-chartered bank, entered into a Purchase and Assumption Agreement (the “Agreement”) pursuant to which Eagle agreed to purchase Sterling’s banking operations in the state of Montana, including seven branch locations, certain deposit liabilities, loans and other assets and liabilities associated with such branch locations. The actual amount of deposits, loans and value of other assets and liabilities transferred to Eagle and the actual price paid was determined at the time of the closing of the transaction, in accordance with the terms and conditions of the Agreement. The closing of the transaction was subject to the terms and conditions set forth in the Agreement. The transaction was completed on November 30, 2012. The final purchase price was $8,065,000 and exceeded the estimated fair value of tangible net assets acquired by approximately $8,065,000, which was recorded as goodwill and intangible assets.

Cash flow information relative to the asset purchase agreement was as follows:

(In Thousands)
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
Business Combination – continued

Fair value adjustments and related goodwill are recorded in the statement of financial condition of the Company. Final valuation adjustments of $144,000 were recorded during the quarter ended December 31, 2013 and impacted goodwill.

The following is a condensed balance sheet disclosing the estimated fair value amounts of the acquired branches of Sterling assigned to the major consolidated asset and liability captions at the acquisition date:

(In Thousands)
ASSETS:
Cash and cash equivalents	$129,950
Loans receivable	41,323
Premises and equipment	2,980
Goodwill and intangible assets	8,065
Other assets	145
Total assets	$182,463

LIABILITIES AND EQUITY:
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

Information about the Sterling loan portfolio that was acquired, at the acquisition date, was as follows:

(In Thousands)
Contractually required principal and interest at acquisition	$41,223
Contractual cash flows not expected to be collected (nonaccretable discount)	(769)
Expected cash flows at acquisition	40,454
Interest component of expected cash flows (accretable discount)	869
Fair value of acquired loans	$41,323

The core deposit intangible asset that was recognized as part of the business combination was $1,031,000 and will be amortized over its estimated useful life of approximately ten years utilizing an accelerated method. The goodwill, which will not be amortized for financial statement purposes, will be deductible for tax purposes.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20:
Business Combination – continued

The fair value of savings and transaction deposit accounts acquired from Sterling was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The projected cash flows from maturing certificates were calculated based on contractual rates. The fair value of the certificates of deposit was calculated by discounting their contractual cash flows at a market rate for a certificate of deposit with a corresponding maturity

Direct costs related to the Sterling acquisition were expensed as incurred in FY 2013. These acquisition and integration expenses included salaries and benefits, technology and communications, occupancy and equipment, professional services and other noninterest expenses. No acquisition costs were incurred for the six months ended December 31, 2014 or for FY 2014. Acquisition costs totaling $1,920,000 were incurred and expensed during FY 2013.

The following table presents an unaudited pro forma balance sheet of the Company as if the acquisition of the Sterling branches had occurred on June 30, 2012. The pro forma balance sheet does not necessarily reflect the combined balance sheet that resulted as of the closing of the branch acquisition of the Sterling branches.

(In Thousands)
ASSETS:
Cash and cash equivalents	$149,764
Loans receivable	215,159
Premises and equipment	18,541
Goodwill and intangible assets	8,065
Investment securities	89,277
Other assets	28,956
Total assets	$509,762

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits	$402,452
Other liabilities	53,660
Equity	53,650
Total liabilities and shareholders' equity	$509,762

Operations of the branches acquired have been included in the consolidated financial statements since December 1, 2012. The Company does not consider these branches a separate reporting unit and does not track the amount of revenues and net income attributable to these branches since the acquisition. As such, it is impracticable to determine such amounts for the six months ended December 31, 2014.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20:
Business Combination – continued

The following table presents unaudited pro forma results of operations for the six months ended December 31, 2014, FY 2014 and FY 2013 as if the acquisition of the Sterling branches had occurred on July 1, 2011. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments and amortization of the core deposit intangible asset. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company purchased and assumed the assets and liabilities of the Sterling branches at July 1, 2011. Cost savings are also not reflected in the unaudited pro forma amounts for FY 2013.

	Six Months Ended
	December 31,	Years Ended June 30,
	2014	2014	2013

Net interest income	$8,579	$15,236	$13,446
Noninterest income	5,092	10,041	13,644
Noninterest expense	11,979	22,908	23,642
Net income1)	1,642	2,111	3,171

Pro forma earnings per share1)
Basic	0.42	0.54	0.81
Diluted	0.42	0.53	0.80

1)
Significant assumptions include the acquisition cost noted above, amortization/accretion of interest rate fair value adjustments, amortization of the core deposit intangible asset and a 25.00% effective tax rate for FY 2013.

NOTE 21:
Employee Benefits

Profit Sharing Plan

The Company provides a noncontributory profit sharing plan for eligible employees who have completed one year of service. The amount of the Company’s annual contribution, limited to a maximum of 15.00% of qualified employees’ salaries, is determined by the Board. Profit sharing expense was $200,000 for the six months ended December 31, 2014 and $379,000 and $295,000 for FY 2014 and FY 2013, respectively.

The Company’s profit sharing plan includes a 401(k) feature. At the discretion of the Board, the Company may match up to 50.00% of participants’ contributions up to a maximum of 4.00% of participants’ salaries. For the six months ended December 31, 2014 and for FY 2014 and FY 2013, the Company’s match totaled $72,000, $148,000 and $96,000, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21:
Employee Benefits – continued

Deferred Compensation Plans

The Company has entered into deferred compensation contracts with current key employees. The contracts provide fixed benefits payable in equal annual installments upon retirement. The Company purchased life insurance contracts that may be used to fund the payments. The charge to expense is based on the present value computations of anticipated liabilities. For the six months ended December 31, 2014, FY 2014 and FY 2013, the total expense was $103,000, $131,000 and $212,000, respectively. The Company has recorded a liability for the deferred compensation plan of $1,236,000, $1,186,000 and $1,162,000 at December 31, 2014, June 30, 2014 and June 30, 2013, respectively, which are included in accrued expenses and other liabilities in the consolidated statements of financial condition.

Employee Stock Ownership Plan

The Company has established an ESOP for eligible employees who meet certain age and service requirements. At inception, in April 2000, the ESOP borrowed $368,000 from Eagle Bancorp and used the funds to purchase 46,006 shares of common stock, at $8 per share, in the initial offering. This borrowing was fully paid on December 31, 2009. Again, in conjunction with the subsequent offering in April 2010, the ESOP borrowed $1,971,420 from Eagle Bancorp Montana, Inc. and used the funds to purchase 197,142 shares of common stock, at $10 per share. The Bank makes periodic contributions to the ESOP sufficient to satisfy the debt service requirements of the loan that has a twelve-year term and bears interest at 8.00%. The ESOP uses these contributions, and any dividends received by the ESOP on unallocated shares, to make principal and interest payments on the loan.

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

Total ESOP expenses of $69,000, $142,000 and $131,000 were recognized for the six months ended December 31, 2014, FY 2014 and FY 2013, respectively. Shares totaling 8,308 were released and allocated to participants during the six months ended December 31, 2014. The cost of the 114,060 ESOP shares ($1,141,000 at December 31, 2014) that have not yet been allocated or committed to be released to participants is deducted from shareholders’ equity. The fair value of these shares was approximately $1,251,000 at December 31, 2014.

Stock Incentive Plan

The Company adopted the stock incentive plan on November 1, 2011. The plan provides for different types of awards including stock options, restricted stock and performance shares. Under the plan, 98,571 shares of restricted stock were granted to directors and certain officers during FY 2012. Shares of restricted stock vest in equal installments over five years beginning one year from the grant date.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21:	Employee Benefits – continued Stock Incentive Plan – continued The following table shows the activity of the awards granted:

Number of
Shares

Unvested awards as of July 1, 2012	98,571
Awards granted	-
Awards vested	(19,714)
Awards forfeited	(8,674)
Unvested awards as of June 30, 2013	70,183
Awards granted	8,674
Awards vested	(17,548)
Awards forfeited	(6,505)
Unvested awards as of June 30, 2014	54,804
Awards granted	-
Awards vested	(17,548)
Awards forfeited	-
Unvested awards as of December 31, 2014	37,256

The Company expects the total expense over the vesting periods to be approximately $928,000. $88,000, $193,000 and $206,000 was recognized as an expense during the six months ended December 31, 2014, FY 2014 and FY 2013, respectively, and is included in salaries and employee benefits in the consolidated statements of income. The remaining expense of approximately $311,000 is expected to be fully recognized by November 2017.

NOTE 22:
Financial Instruments and Off-Balance-Sheet Activities

All financial instruments held or issued by the Company are held or issued for purposes other than trading.  In the ordinary course of business, the Bank enters into off-balance-sheet financial instruments consisting of commitments to extend credit and forward delivery commitments for the sale of whole loans to the secondary market.

In response to marketplace demands, the Bank routinely makes commitments to extend credit for fixed rate and variable rate loans with or without rate lock guarantees. When rate lock guarantees are made to customers, the Bank becomes subject to market risk for changes in interest rates that occur between the rate lock date and the date that a firm commitment to purchase the loan is made by a secondary market investor.

Generally, as interest rates increase, the market value of the loan commitment goes down. The opposite effect takes place when interest rates decline.

Commitments to extend credit are agreements to lend to a customer as long as the borrower satisfies the Bank’s underwriting standards and related provisions of the borrowing agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments. Collateral is required for substantially all loans, and normally consists of real property. The Bank’s experience has been that substantially all loan commitments are completed or terminated by the borrower within 3 to 12 months.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22:
Financial Instruments and Off-Balance-Sheet Activities – continued

The notional amounts of the Banks’s commitments to extend credit at fixed and variable interest rates were approximately $4,223,000, $5,241,000 and $7,076,000 at December 31, 2014, June 30, 2014 and June 30, 2013, respectively.  Fixed rate commitments are extended at rates ranging from 3.25% to 4.63%, 2.79% to 5.13% and 2.13% to 5.00% at December 31, 2014, June 30, 2014 and June 30, 2013, respectively.  The Bank has lines of credit representing credit risk of approximately $102,758,000, $88,603,000 and $79,850,000 at December 31, 2014, June 30, 2014 and June 30, 2013, respectively, of which approximately $50,532,000, $41,239,000 and $36,434,000 had been drawn at December 31, 2014, June 30, 2014 and June 30, 2013, respectively. The Bank has credit cards issued representing credit risk of approximately $1,119,000, $1,091,000 and $965,000 at December 31, 2014, June 30, 2014 and June 30, 2013, respectively, of which approximately $72,000, $71,000 and $79,000 had been drawn at December 31, 2014, June 30, 2014 and June 30, 2013, respectively.  The Bank has letters of credits issued representing credit risk of approximately $4,454,000, $4,058,000 and $2,882,000 at December 31, 2014, June 30, 2014 and June 30, 2013, respectively.

Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held-for-sale upon funding. The Bank enters into commitments to fund residential mortgage loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A mortgage loan commitment binds the Bank to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the rate lock.

Outstanding derivative loan commitments expose the Bank to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amount of interest rate lock commitments was $4,223,000, $5,241,000 and $7,076,000 at December 31, 2014, June 30, 2014 and June 30, 2013, respectively. The fair value of such commitments was insignificant.

The Company has no other off-balance-sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the financial statements.

NOTE 23:
Derivatives and Hedging Activities

Interest Rate Contracts

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. The Company entered into an interest rate swap agreement on August 27, 2010 with a third party to manage interest rate risk associated with a fixed-rate loan. The interest rate swap agreement effectively converted the loan’s fixed rate into a variable rate. The derivatives and hedging accounting guidance (ASC Subtopic 815-10) requires that the Company recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with this guidance, the Company designates the interest rate swap on this fixed-rate loan as a fair value hedge.

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

NOTE 23:
Derivatives and Hedging Activities – continued

Interest Rate Contracts – continued

If certain hedging criteria specified in derivatives and hedging accounting guidance are met, including testing for hedge effectiveness, hedge accounting may be applied. The hedge effectiveness assessment methodologies for similar hedges are performed in a similar manner and are used consistently throughout the hedging relationships.

The hedge documentation specifies the terms of the hedged item and the interest rate swap. The documentation also indicates the derivative is hedging a fixed-rate item, the hedge exposure is to the changes in the fair value of the hedged item, and the strategy is to eliminate fair value variability by converting fixed-rate interest payments to variable-rate interest payments.

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

The fixed rate loan hedged has an original maturity of 20 years and is not callable. This loan is hedged with a “pay fixed rate, receive variable rate” swap with a similar notional amount, maturity and fixed rate coupons. The swap is not callable. The loan had an outstanding principal balance of $10,641,000, $10,830,000 and $11,191,000, and the interest rate swap had a notional value of $10,673,000, $10,862,000 and $11,225,000, at December 31, 2014, June 30, 3014, and June 30, 2013, respectively.

Effect of Derivative Instruments on Statement of Financial Condition
Fair Value of Derivative Instruments

	Asset Derivatives						Liability Derivatives
	December 31, 2014		June 30, 2014		June 30, 2013		December 31, 2014		June 30, 2014		June 30, 2013
	Balance		Balance		Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value	Location	Value	Location	Value
(In Thousands)
Derivatives designed
as fair value
hedging instruments							Other		Other		Other
Interest rate contracts	n/a	$-	n/a	$-	n/a	$-	Liabilities	$579	Liabilities	$250	Liabilities	$115

Change in fair value of
financial instrument
being hedged
Interest rate contracts	Loans	$138	Loans	$173	Loans	$101	n/a	$-	n/a	$-	n/a	$-

Effect of Derivative Instruments on Statement of Income
(In Thousands)
		Amount of (Loss) Gain
	Location of	Recognized in Income on Derivative
	(Loss) Gain	Six Months Ended
Derivatives Designated	Recognized in	December 31,	Years Ended June 30,
as Hedging Instruments	Income on Derivative	2014	2014	2013

Interest rate contracts	Noninterest income	$(364)	$(63)	$204

At December 31, 2014, the interest rate swap on the fixed-rate loan was ineffective. The Bank recorded a loss of $317,000 in noninterest income during the quarter ended December 31, 2014 related to the ineffectiveness.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23:	Derivatives and Hedging Activities – continued

Forward Delivery Commitments

The Company uses mandatory sell forward delivery commitments to sell whole loans.  These commitments are also used as a hedge against exposure to interest-rate risks resulting from rate locked loan origination commitments on certain mortgage loans held-for-sale.  Gains and losses on the items hedged are deferred and recognized in accumulated other comprehensive income until the commitments are completed.  At the completion of the commitments the gains and losses are recognized in the Company’s income statement.

As of December 31, 2014, June 30, 2014 and June 30, 2013, the Company had entered into commitments to deliver approximately $17,166,000, $16,839,000 and $20,314,000 respectively, in loans to various investors, all at fixed interest rates ranging from 2.45% to 6.00%, 2.75% to 4.88% and 2.17% to 6.00% at December 31, 2014, June 30, 2014 and June 30, 2013, respectively.  The Company had approximately $496,000, $461,000 and $582,000 of gains deferred as a result of the forward delivery commitments entered into as of December 31, 2014, June 30, 2014 and June 30, 2013, respectively.

The Company did not have any gains or losses reclassified into earnings as a result of the ineffectiveness of its hedging activities.  The Company considers its hedging activities to be highly effective.

The Company did not have any gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time frame as of December 31, 2014.

Refer to Note 22 for additional information regarding the Company’s use of derivative loan commitments. These derivative instruments are not designated as hedging instruments.

NOTE 24:	Fair Value Disclosures

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24:	Fair Value Disclosures – continued

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2014
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial Assets:
Available-for-sale securities
U.S. government and agency	$-	$33,181	$-	$33,181
Municipal obligations	-	71,885	-	71,885
Corporate obligations	-	6,005	-	6,005
MBSs - government-backed	-	21,964	-	21,964
CMOs - government-backed	-	28,752	-	28,752
Loans held-for-sale	-	17,587	-	17,587
Financial Liabilities:
Derivative financial instruments	-	579	-	579

	June 30, 2014
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial Assets:
Available-for-sale securities
U.S. government and agency	$-	$41,306	$-	$41,306
Municipal obligations	-	80,364	-	80,364
Corporate obligations	-	5,964	-	5,964
MBSs - government-backed	-	29,158	-	29,158
CMOs - government-backed	-	32,761	-	32,761
Loan subject to fair value hedge	-	11,003	-	11,003
Loans held-for-sale	-	17,245	-	17,245
Financial Liabilities:
Derivative financial instruments	-	250	-	250

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24:	Fair Value Disclosures – continued

	June 30, 2013
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial Assets:
Available-for-sale securities
U.S. government and agency	$-	$50,931	$-	$50,931
Municipal obligations	-	84,436	-	84,436
Corporate obligations	-	9,061	-	9,061
MBSs - government-backed	-	26,902	-	26,902
CMOs - government-backed	-	47,633	-	47,633
Loan subject to fair value hedge	-	11,292	-	11,292
Loans held-for-sale	-	20,807	-	20,807
Financial Liabilities:
Derivative financial instruments	-	115	-	115

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2014
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$1,936	$1,936
Repossessed assets	-	-	637	637

During the six months ended December 31, 2014, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $2,083,000 were reduced by specific valuation allowance allocations totaling $147,000 to a total reported fair value of $1,936,000 based on collateral valuations utilizing Level 3 valuation inputs.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24:	Fair Value Disclosures – continued

	June 30, 2014
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$1,578	$1,578
Repossessed assets	-	-	458	458

During FY 2014, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $1,644,000 were reduced by specific valuation allowance allocations totaling $66,000 to a total reported fair value of $1,578,000 based on collateral valuations utilizing Level 3 valuation inputs.

	June 30, 2013
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$1,856	$1,856
Repossessed assets	-	-	550	550

During FY 2013, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $2,015,000 were reduced by specific valuation allowance allocations totaling $159,000 to a total reported fair value of $1,856,000 based on collateral valuations utilizing Level 3 valuation inputs.

Quantitative Information about Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Banks’s Level 3 financial assets and liabilities, the valuation techniques used to measure the fair value of those financial assets and liabilities, and the significant unobservable inputs and the ranges of values for those inputs:

	Fair Value at			Principal	Significant
	December 31,	June 30,		Valuation	Unobservable
Instrument	2014	2014	2013	Technique	Inputs
	(Dollars in Thousands)

				Appraisal of	Appraisal
Impaired loans	$1,936	$1,578	$1,856	collateral (1)	adjustments

				Appraisal of	Liquidation
Repossessed assets	$637	$458	$550	collateral (1) (3)	expenses (2)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable, less associated allowance.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24:	Fair Value Disclosures – continued

ASC Topic 825 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. Below is a table that summarizes the fair market values of all financial instruments of the Company at December 31, 2014, June 30, 2014 and June 30, 2013, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

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

	December 31, 2014
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$12,502	$-	$-	$12,502	$12,502
Federal Home Loan Bank stock	1,968	-	-	1,968	1,968
Federal Reserve Bank stock	641	-	-	641	641
Loans receivable, net	-	-	321,312	321,312	314,334
Accrued interest on dividends
receivable	2,318	-	-	2,318	2,318
Mortgage servicing rights	-	-	5,168	5,168	4,115
Cash surrender value of
life insurance	11,735	-	-	11,735	11,735
Financial liabilities:
Non-maturing interest bearing deposits	-	230,253	-	230,253	230,253
Noninterest bearing deposits	60,507	-	-	60,507	60,507
Time certificates of deposit	-	-	151,004	151,004	150,223
Accrued expenses and other liabilities	4,578	-	-	4,578	4,578
Federal Home Loan Bank advances and other borrowings	-	-	55,273	55,273	54,993
Subordinated debentures	-	-	3,854	3,854	5,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24:      Fair Value Disclosures – continued

	June 30, 2014
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$6,819	$-	$-	$6,819	$6,819
Federal Home Loan Bank stock	1,878	-	-	1,878	1,878
Loans receivable, net	-	-	267,945	267,945	261,410
Accrued interest on dividends
receivable	2,429	-	-	2,429	2,429
Mortgage servicing rights	-	-	4,999	4,999	3,756
Cash surrender value of
life insurance	11,082	-	-	11,082	11,082
Financial liabilities:
Non-maturing interest bearing deposits	-	216,418	-	216,418	216,418
Noninterest bearing deposits	58,432	-	-	58,432	58,432
Time certificates of deposit	-	-	153,078	153,078	152,195
Accrued expenses and other liabilities	3,749	-	-	3,749	3,749
Federal Home Loan Bank advances
and other borrowings	-	-	51,917	51,917	51,454
Subordinated debentures			3,854	3,854	5,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

	June 30, 2013
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$6,161	$-	$-	$6,161	6,161
Federal Home Loan Bank stock	1,931	-	-	1,931	1,931
Loans receivable, net	-	-	206,426	206,426	201,529
Accrued interest on dividends
receivable	2,387	-	-	2,387	2,387
Mortgage servicing rights	-	-	3,589	3,589	3,192
Cash surrender value of
life insurance	10,869	-	-	10,869	10,869
Financial liabilities:
Non-maturing interest bearing deposits	-	207,288	-	207,288	207,288
Noninterst bearing deposits	52,972	-	-	52,972	52,972
Time certificates of deposit	-	-	158,452	158,452	157,491
Accrued expenses and other liabilities	3,535	-	-	3,535	3,535
Federal Home Loan Bank advances	-	-	35,611	35,611	34,861
and other borrowings
Subordinated debentures			3,860	3,860	5,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24:	Fair Value Disclosures – continued

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

Stock in the FHLB and FRB – The fair value of stock approximates redemption value.

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

Mortgage Servicing Rights – The fair value of servicing rights was determined using discount rates ranging from 10.00% to 12.00%, prepayment speeds ranging from 100.00% to 399.00% PSA, depending on stratification of the specific right. The fair value was also adjusted for the effect of potential past dues and foreclosures.

Deposits and Time Certificates of Deposit – The fair value of deposits with no stated maturity, such as checking, passbook, and money market, is equal to the amount payable on demand.  The fair value of time certificates of deposit is based on the discounted value of contractual cash flows.  The discount rate is estimated using the rates currently offered for deposits of similar maturities.

Advances from the FHLB & Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective December 31, 2014, June 30, 2014 and June 30, 2013, respectively if the borrowings repriced according to their stated terms.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24:	Fair Value Disclosures – continued

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

NOTE 25:	Condensed Parent Company Financial Statements

Included below are the condensed financial statements of the Parent Company, Eagle Bancorp Montana, Inc.:

Eagle Bancorp Montana, Inc.
Condensed Statements of Financial Condition

	December 31,	June 30,
	2014	2014	2013
	(In Thousands)
Assets:
Cash and cash equivalents	$147	$297	$185
Securities available-for-sale	3,741	4,991	5,289
Investment in Eagle Bancorp Statutory Trust I	155	155	155
Investment in Opportunity Bank of Montana	54,361	50,004	47,808
Other assets	1,261	1,441	959
Total assets	$59,665	$56,888	$54,396

Liabilities and Shareholders's Equity:
Accounts payable and accrued expenses	$12	$28	$9
Long-term subordinated debt	5,155	5,155	5,155
Shareholders' equity	54,498	51,705	49,232
Total liabilities and shareholders' equity	$59,665	$56,888	$54,396

Eagle Bancorp Montana, Inc.
Condensed Statements of Income

	Six Months Ended
	December 31,	Years Ended June 30,
	2014	2014	2013
	(In Thousands)

Interest income	$54	$139	$216
Interest expense	(43)	(87)	(93)
Noninterest income	-	15	367
Noninterest expense	(434)	(556)	(2,252)
Loss before income taxes	(423)	(489)	(1,762)
Income tax expense (benefit)	273	(478)	(827)
Loss before equity in undistributed
earnings of Opportunity Bank of Montana	(696)	(11)	(935)
Equity in undistributed earnings
of Opportunity Bank of Montana	2,338	2,122	2,908
	$1,642	$2,111	$1,973

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25:	Condensed Parent Company Financial Statements – continued

Eagle Bancorp Montana, Inc.
Condensed Statements of Cash Flow

	Six Months Ended
	December 31,	Years Ended June 30,
	2014	2014	2013
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$1,642	$2,111	$1,973
Adjustments to reconcile net income
to net cash used in operating activities:
Equity in undistributed earnings
of Opportunity Bank of Montana	(2,338)	(2,122)	(2,908)
Other adjustments, net	225	(448)	(923)
Net cash used in operating activities	(471)	(459)	(1,858)

Cash Flows from Investing Activities:
Cash contributions from Opportunity Bank of Montana	-	1,030	476
Cash distributions to Opportunity Bank of Montana	(25)	-	(7,000)
Activity in available-for-sale securities:
Sales	2,008	427	9,757
Maturities, principal payments and calls	132	371	785
Purchases	(832)	(492)	(3,735)
Net cash provided by investing activities	1,283	1,336	283

Cash Flows from Financing Activities:
Employee Stock Ownership Plan payments and dividends	20	178	168
Payments to purchase treasury stock	(587)	-	-
Treasury shares reissued for compensation	186	193	206
Dividends paid	(581)	(1,136)	(1,114)
Net cash used in financing activities	(962)	(765)	(740)

Net (Decrease) Increase in
Cash and Cash Equivalents	(150)	112	(2,315)

Cash and Cash Equivalents, beginning of period	297	185	2,500

Cash and Cash Equivalents, end of period	$147	$297	$185

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26:	Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly consolidated results of operations:

	Six Months Ended
	December 31, 2014
	First	Second
	Quarter	Quarter
	(Dollars in Thousands,
	Except per share Data)
Interest and dividend income	$4,703	$4,906
Interest expense	515	515
Net interest income	4,188	4,391
Loan loss provision	215	300
Net interest income after loan loss provision	3,973	4,091
Noninterest income	2,657	2,435
Noninterest expense	5,865	6,114
Income before income tax expense	765	412
Income tax expense (benefit)	47	(512)
Net income	$718	$924

Other comprehensive income	$1,000	$1,044
Basic earnings per common share	$0.18	$0.24
Diluted earnings per common share	$0.18	$0.24

	Year Ended June 30, 2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in Thousands, Except Per Share Data)
Interest and dividend income	$4,141	$4,317	$4,321	$4,502
Interest expense	524	516	502	503
Net interest income	3,617	3,801	3,819	3,999
Loan loss provision	159	153	128	168
Net interest income after loan loss provision	3,458	3,648	3,691	3,831
Noninterest income	3,098	2,469	2,123	2,351
Noninterest expense	5,853	5,613	5,699	5,743
Income before income tax expense	703	504	115	439
Income tax expense	36	30	7	(423)
Net income	$667	$474	$108	$862

Other comprehensive (loss) income	$(1,470)	$(863)	$1,874	$1,584
Basic earnings per common share	$0.17	$0.12	$0.03	$0.22
Diluted earnings per common share	$0.17	$0.12	$0.03	$0.21

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26:	Quarterly Results of Operations (Unaudited) – continued

	Year ended June 30, 2013

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in Thousands, Except Per Share Data)
Interest and dividend income	$3,225	$3,499	$4,109	$3,962
Interest expense	566	586	535	557
Net interest income	2,659	2,913	3,574	3,405
Loan loss provision	235	187	116	140
Net interest income after loan loss provision	2,424	2,726	3,458	3,265
Noninterest income	1,575	1,917	3,273	3,549
Noninterest expense	3,435	4,786	6,453	6,190
Income before income tax expense	564	(143)	278	624
Income tax expense	142	(103)	(629)	(60)
Net income (loss)	$422	$(40)	$907	$684

Other comprehensive income (loss)	$141	$(467)	$(1,157)	$(4,174)
Basic earnings per common share	$0.11	$-0.01	$0.23	$0.18
Diluted earnings per common share	$0.11	$-0.01	$0.23	$0.17

NOTE 27:
Comparative Information for the Six Months Ended December 31, 2014

The unaudited consolidated financial information for the six months ended December 31, 2013 shown below is presented for comparative purposes only and does not include financial statement disclosures that would be required with a complete set of financial statements presented in conformity with GAAP.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27:      Comparative Information for the Six Months Ended December 31, 2014 – continued

Eagle Bancorp Montana, Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Data)

	Six Months Ended
	December 31,
	2014	2013
		(Unaudited)
Interest and Dividend Income:
Interest and fees on loans	$7,562	$6,352
Securities available-for-sale	2,026	2,102
Federal Reserve Bank dividends	19	-
Trust preferred securities	1	1
Interest on deposits with banks	1	4
Total interest and dividend income	9,609	8,459

Interest Expense:
Deposits	677	633
Federal Home Loan Bank advances and other borrowings	310	365
Subordinated debentures	43	43
Total interest expense	1,030	1,041

Net Interest Income	8,579	7,418
Loan loss provision	515	312
Net Interest Income after Loan Loss Provision	8,064	7,106

Noninterest Income:
Service charges on deposit accounts	538	543
Net gain on sale of loans (includes $461 and $582 for the six months ended December 31, 2014 and 2013, respectively,
related to accumulated other comprehensive
earnings reclassification)	2,864	2,554
Mortgage loan servicing fees	767	653
Wealth management income	290	256
Net gain on sale of available-for-sale securities (includes $335 and
$836 for the six months ended December 31, 2014 and 2013,
respectively related to accumulated other comprehensive
earnings reclassification)	335	836
Net (loss) gain on fair value hedge	(364)	71
Net loss on sale of real estate owned and other repossessed property	(1)	(50)
Other noninterest income	663	704
Total noninterest income	5,092	5,567

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27:      Comparative Information for the Six Months Ended December 31, 2014 – continued

Eagle Bancorp Montana, Inc. and Subsidiaries
Consolidated Statements of Income – continued
(Dollars in Thousands, Except Per Share Data)

	Six Months Ended
	December 31,
	2014	2013
		(Unaudited)
Noninterest Expense:
Salaries and employee benefits	6,274	6,430
Occupancy and equipment expense	1,426	1,375
Data processing	1,082	931
Advertising	408	457
Amortization of mortgage servicing rights	328	334
Amortization of core deposit intangible and tax credits	208	217
Federal insurance premiums	174	168
Postage	95	92
Legal, accounting and examination fees	469	269
Consulting fees	351	155
Other noninterest expense	1,164	1,038
Total noninterest expense	11,979	11,466

Income Before Provision for Income Taxes	1,177	1,207

Income Tax (Benefit) Expense (includes $1,405 and ($1,605)
for the six months ended December 31, 2014 and 2013,
respectively, related to income tax benefit from
reclassification items)	(465)	66

Net Income	$1,642	$1,141

Basic Earnings Per Common Share	$0.42	$0.29

Diluted Earnings Per Common share	$0.42	$0.29

Weighted Average Shares Outstanding (Basic EPS)	3,882,376	3,905,221

Weighted Average shares Outstanding (Diluted EPS)	3,931,552	3,978,260

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27:      Comparative Information for the Six Months Ended December 31, 2014 – continued

Eagle Bancorp Montana, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in Thousands, Except Per Share Data)

	Six Months Ended
	December 31,
	2014	2013
		(Unaudited)

Net Income	$1,642	$1,141

Other Items of Comprehensive Income (Loss):
Change in fair value of investment securities available-
for-sale, before income taxes	3,749	(2,886)
Reclassification for realized gains and losses on investment
securities included income, before income tax	(335)	(836)
Change in fair value of derivatives designated as cash flow
hedges, before income taxes	496	366
Reclassification for realized gains on derivatives
designated as cash flow hedges, before income taxes	(461)	(582)
Total other items of comprehensive income (loss)	3,449	(3,938)

Income tax (expense) benefit related to:
Investment securities	(1,391)	1,517
Derivatives designated as cash flow hedges	(14)	88
	(1,405)	1,605
Comprehensive Income (Loss)	$3,686	$(1,192)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27:      Comparative Information for the Six Months Ended December 31, 2014 – continued

Eagle Bancorp Montana, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in Thousands, Except Per Share Data)

	Six Months Ended
	December 31,
	2014	2013
		(Unaudited)
Cash Flows from Operating Activities:
Net income	$1,642	$1,141
Adjustments to reconcile net income to net cash provided by operating activities:
Loan loss provision	515	312
Depreciation	585	574
Net amortization of investment securities premium and discounts	1,025	1,606
Amortization of mortgage servicing rights	328	334
Amortization of core deposit intangible and tax credits	208	217
Deferred income tax benefit	(665)	(38)
Net gain on sale of loans	(2,864)	(2,554)
Net gain on sale of available-for-sale securities	(335)	(836)
Net loss on sale of real estate owned and other repossessed assets	1	50
Net loss (gain) on fair value hedge	364	(71)
Net gain on sale/disposal of premises and equipment	-	(26)
Net appreciation in cash surrender value of life insurance	(158)	(166)
Net change in:
Accrued interest and dividends receivable	111	(1)
Loans held-for-sale	2,557	8,435
Other assets	167	(195)
Accrued expenses and other liabilities	738	(10)
Net cash provided by operating activities	4,219	8,772

Cash Flows from Investing Activities:
Activity in available-for-sale securities:
Sales	26,939	34,378
Maturities, principal payments and calls	5,811	14,491
Purchases	(2,260)	(29,405)
Federal Home Loan Bank stock (purchased) redeemed	(90)	35
Federal Reserve Bank stock (purchased) redeemed	(641)	-
Final valuation adjustments related to acquisition of Sterling Bank branches	-	(144)
Loan origination and principal collection, net	(43,665)	(33,682)
Purchases of Bank owned life insurance	(495)	-
Proceeds from sale of real estate and other repossessed
assets acquired in the settlement of loans	4	81
Insurance proceeds related to premises and equipment	-	28
Additions to premises and equipment	(448)	(788)
Net cash used in investing activities	(14,845)	(15,006)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27:	Comparative Information for the Six Months Ended December 31, 2014 – continued

Eagle Bancorp Montana, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – continued
(Dollars in Thousands, Except Per Share Data)

	Six Months Ended
	December 31,
	2014	2013
		(Unaudited)
Cash Flows from Financing Activities:
Net increase in deposits	$13,938	$14,490
Net short-term advances (payments) for Federal Home Loan Bank and other borrowings	3,639	(2,694)
Long-term advances from Federal Home Loan Bank and other borrowings	2,000	-
Payments on long-term Federal Home Loan Bank and other borrowings	(2,100)	(4,100)
Purchase of treasury stock, at cost	(587)	-
Dividends paid	(581)	(568)
Net cash provided by financing activities	16,309	7,128

Net increase in cash	5,683	894

Cash and Cash Equivalents, beginning of period	6,819	6,161

Cash and Cash Equivalents, end of period	$12,502	$7,055

Supplemental Cash Flow Information:
Cash paid during the period for interest	$1,037	$1,067

Cash paid during the period for income taxes	$147	$108

NON-CASH INVESTING ACTIVITIES:
Increase (decrease) in market value of securities available-for-sale	$3,414	$(3,722)

Mortgage servicing rights recognized	$687	$668

Loans transferred to real estate and other assets acquired in foreclosure	$184	$-

Treasury shares reissued for compensation	$193	$193

Employee Stock Ownership Plan shares released	$89	$92

NOTE 28:	Subsequent Events

Under the Company’s current stock repurchase plan, 55,800 shares were purchased during the quarter ended March 31, 2015. There are currently 89,200 shares remaining for purchase under this plan. The plan expires on June 30, 2015.

Effective March 3, 2015, the Company terminated its interest rate swap described in Note 23.