Form 10-Q
period 2015-03-31
Eagle Bancorp Montana, Inc.
filed 2015-05-13
CIK 1478454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).   Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	3,822,981 shares outstanding
As of May 13, 2015

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	PAGE

Signatures		45

Exhibit 10.1

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	competition among depository and other financial institutions;
•	changes in the prices, values and sales volume of residential and commercial real estate in Montana;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	changes or volatility in the securities markets;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to successfully integrate acquired businesses;
•	changes in consumer spending, borrowing and savings habits;
•	our ability to continue to increase and manage our commercial and residential real estate, multi-family and commercial business loans;
•	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
•	the level of future deposit premium assessments;
•	the impact of a recurring recession on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;
•	the Company’s ability to develop and maintain secure and reliable information technology systems;
•	the impact of the current restructuring of the U.S. financial and regulatory system;
•	the failure of assumptions underlying the establishment of allowance for possible loan losses and other estimates;
•	changes in the financial performance and/or condition of our borrowers and their ability to repay their loans when due; and
•
the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.  For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as our Annual Report on Form 10-K for the transition period from July 1, 2014 to December 31, 2014, any subsequent Reports on Form 10-Q and Form 8-K, and other filings with the SEC.  We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS:
Cash and due from banks	$3,506	$11,889
Interest-bearing deposits in banks	1,244	613
Total cash and cash equivalents	4,750	12,502

Securities available-for-sale	152,239	161,787
Federal Home Loan Bank stock	1,967	1,968
Federal Reserve Bank stock	641	641
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	17,021	17,587
Loans receivable, net of deferred loan fees of $553 at March 31, 2015 and $486 at December 31, 2014 and allowance for loan losses of $2,625 at
March 31, 2015 and $2,450 at December 31, 2014	333,790	316,270
Accrued interest and dividends receivable	2,146	2,318
Mortgage servicing rights, net	4,271	4,115
Premises and equipment, net	19,694	19,964
Cash surrender value of life insurance	11,816	11,735
Real estate and other repossessed assets acquired in settlement of loans, net	642	637
Goodwill	7,034	7,034
Core deposit intangible, net	625	663
Deferred tax asset, net	798	1,467
Other assets	1,776	1,364

Total assets	$559,365	$560,207

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	March 31,	December 31,
	2015	2014
LIABILITIES:
Deposit accounts:
Noninterest bearing	$65,877	$60,507
Interest bearing	386,822	380,476
Total deposits	452,699	440,983

Accrued expenses and other liabilities	4,050	4,578
Federal Home Loan Bank advances and other borrowings	42,640	54,993
Subordinated debentures	5,155	5,155
Total liabilities	504,544	505,709

SHAREHOLDERS' EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares
issued or outstanding)	-	-
Common stock (par value $0.01 per share; 8,000,000 shares authorized;
4,083,127 shares issued; 3,822,981 and 3,878,781 shares outstanding
at March 31, 2015 and December 31, 2014, respectively)	41	41
Additional paid-in capital	22,126	22,122
Unallocated common stock held by Employee Stock Ownership Plan	(1,099)	(1,141)
Treasury stock, at cost	(2,810)	(2,194)
Retained earnings	35,983	35,885
Net accumulated other comprehensive income (loss)	580	(215)
Total shareholders' equity	54,821	54,498

Total liabilities and shareholders' equity	$559,365	$560,207

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$3,962	$3,254
Securities available-for-sale	759	1,066
Interest on deposits in banks	3	1
Total interest and dividend income	4,724	4,321

INTEREST EXPENSE:
Deposits	337	329
Federal Home Loan Bank advances and other borrowings	143	152
Subordinated debentures	21	21
Total interest expense	501	502

NET INTEREST INCOME	4,223	3,819

Loan loss provision	322	128

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	3,901	3,691

NONINTEREST INCOME:
Service charges on deposit accounts	223	226
Net gain on sale of loans (includes $496 and $366 for the three months ended March 31, 2015 and 2014, respectively, related
to accumulated other comprehensive earnings reclassification)	1,631	836
Mortgage loan servicing fees	415	359
Wealth management income	185	119
Net gain on sale of available-for-sale securities (includes $186 and $196 for the three months ended March 31, 2015 and 2014, respectively,
related to accumulated other comprehensive earnings reclassification)	186	196
Net loss on sale of real estate owned and other repossessed property	(1)	-
Net loss on fair value hedge	(93)	(72)
Other noninterest income	336	459
Total noninterest income	2,882	2,123

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)
 (Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
NONINTEREST EXPENSE:
Salaries and employee benefits	3,379	3,209
Occupancy and equipment expense	736	711
Data processing	509	458
Advertising	219	211
Amortization of mortgage servicing rights	217	132
Amortization of core deposit intangible and tax credits	100	105
Federal insurance premiums	95	84
Postage	46	40
Legal, accounting and examination fees	156	111
Consulting fees	240	164
Other noninterest expense	664	474
Total noninterest expense	6,361	5,699

INCOME BEFORE INCOME TAXES	422	115

Income tax expense (includes $547 and $1,291 for the three
months ended March 31, 2015 and 2014, respectively,
related to income tax expense from reclassification items)	36	7

NET INCOME	$386	$108

BASIC EARNINGS PER SHARE	$0.10	$0.03

DILUTED EARNINGS PER SHARE	$0.10	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC EPS)	3,844,617	3,918,399

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED EPS)	3,881,872	3,973,202

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

NET INCOME	$386	$108

OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in fair value of investment securities
available for sale, before income taxes	1,495	3,489
Reclassification for realized gains and losses on investment
securities included in income, before income tax	(186)	(196)
Change in fair value of derivatives designated as cash flow
hedges, before income taxes	529	238
Reclassification for realized gains on derivatives designated
as cash flow hedges, before income taxes	(496)	(366)
Total other items of comprehensive income	1,342	3,165

Income tax (expense) benefit related to:
Investment securities	(534)	(1,343)
Derivatives designated as cash flow hedges	(13)	52
	(547)	(1,291)

COMPREHENSIVE INCOME	$1,181	$1,982

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2015 and 2014
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

							ACCUMULATED
				UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	(LOSS) INCOME	TOTAL

Balance at December 31, 2013	$-	$41	$22,118	$(1,307)	$(1,800)	$34,422	$(5,717)	$47,757

Net income						108		108

Other comprehensive income							1,874	1,874

Dividends paid ($0.0725 per share)						(284)		(284)

Employee Stock Ownership Plan
shares allocated or committed to be
released for allocation (4,154 shares)			2	42				44

Balance at March 31, 2014	$-	$41	$22,120	$(1,265)	$(1,800)	$34,246	$(3,843)	$49,499

Balance at December 31, 2014	$-	$41	$22,122	$(1,141)	$(2,194)	$35,885	$(215)	$54,498

Net income						386		386

Other comprehensive income							795	795

Dividends paid ($0.0750 per share)						(288)		(288)

Employee Stock Ownership Plan
shares allocated or committed to
be released for allocation (4,154
shares)			4	42				46

Treasury stock purchased
(55,800 shares at $11.03 average
cost per share)					(616)			(616)

Balance at March 31, 2015	$-	$41	$22,126	$(1,099)	$(2,810)	$35,983	$580	$54,821

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$386	$108
Adjustments to reconcile net income to net cash provided by operating activities:
Loan loss provision	322	128
Depreciation	296	284
Net amortization of investment securities premium and discounts	533	684
Amortization of mortgage servicing rights	217	132
Amortization of core deposit intangible and tax credits	100	105
Deferred income tax expense	121	13
Net gain on sale of loans	(1,631)	(836)
Net gain on sale of available-for-sale securities	(186)	(196)
Net loss on sale of real estate owned and other repossessed assets	1	-
Net loss on fair value hedge	93	72
Net loss on sale/disposal of premises and equipment	-	11
Net appreciation in cash surrender value of life insurance	(81)	(78)
Net change in:
Accrued interest and dividends receivable	172	169
Loans held-for-sale	2,230	6,011
Other assets	(473)	(23)
Accrued expenses and other liabilities	(575)	(44)
Net cash provided by operating activities	1,525	6,540

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	8,947	3,955
Maturities, principal payments and calls	2,612	4,174
Purchases	(1,049)	(1,597)
Federal Home Loan Bank stock redeemed	1	18
Loan origination and principal collection, net	(18,224)	(11,591)
Proceeds from Bank owned life insurance	-	109
Proceeds from sale of real estate and other repossessed
assets acquired in settlement of loans	3	2
Insurance proceeds related to premises and equipment	-	3
Additions to premises and equipment	(26)	(798)
Net cash used in investing activities	(7,736)	(5,725)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$11,716	$6,561
Net short-term payments on Federal Home Loan Bank and other borrowings	(12,303)	(4,806)
Long-term advances from Federal Home Loan Bank and other borrowings	5,000	-
Payments on long-term Federal Home Loan Bank and other borrowings	(5,050)	(50)
Dividends paid	(288)	(284)
Purchase of treasury stock, at cost	(616)	-
Net cash (used in) provided by financing activities	(1,541)	1,421

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,752)	2,236

CASH AND CASH EQUIVALENTS, beginning of period	12,502	7,055

CASH AND CASH EQUIVALENTS, end of period	$4,750	$9,291

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$490	$485

Cash paid during the period for income taxes	$27	$-

NON-CASH INVESTING ACTIVITIES:
Increase in market value of securities available-for-sale	$1,309	$3,293

Mortgage servicing rights recognized	$373	$207

Loans transferred to real estate and other assets acquired in foreclosure	$9	$51

Employee Stock Ownership Plan shares released	$46	$44

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual reports.  However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income and cash flows for the unaudited interim periods.

The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or any other period.  The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-K for the six month transition period ended December 31, 2014.

Certain prior period amounts have been reclassified to conform to the presentation for 2015.  These reclassifications had no impact on net income or total shareholders’ equity.

The Company evaluated subsequent events for potential recognition and/or disclosure through May 13, 2015 the date the consolidated financial statements were issued.

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	March 31, 2015				December 31, 2014
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(In Thousands)
Available-for-Sale:
U.S. government and
agency obligations	$32,313	$44	$(160)	$32,197	$33,472	$42	$(333)	$33,181
Municipal obligations	63,844	1,200	(665)	64,379	71,844	1,243	(1,202)	71,885
Corporate obligations	5,993	17	(51)	5,959	5,990	27	(12)	6,005
MBSs - government-backed	21,668	119	(2)	21,785	22,097	56	(189)	21,964
CMOs - government backed	27,971	64	(116)	27,919	29,243	26	(517)	28,752
Total	$151,789	$1,444	$(994)	$152,239	$162,646	$1,394	$(2,253)	$161,787

For the three months ended March 31, 2015 and 2014, net proceeds from sales of securities available-for-sale were $8,947,000 and $3,955,000, respectively.  For the three months ended March 31, 2015 and 2014, gross realized gains were $242,000 and $213,000, respectively and gross realized losses were $56,000 and $17,000, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

The amortized cost and fair value of securities at March 31, 2015 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$1,420	$1,428
Due from one to five years	3,726	3,761
Due from five to ten years	16,991	17,100
Due after ten years	80,013	80,246
	102,150	102,535
MBSs - government-backed	21,668	21,785
CMOs - government-backed	27,971	27,919
Total	$151,789	$152,239

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	March 31, 2015
	Less Than 12 Months		12 Months or Longer
		Gross	Estimated	Gross
	Fair	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$1,590	$(28)	$24,264	$(132)
Municipal obligations	5,720	(32)	24,890	(633)
Corporate obligations	1,988	(12)	1,961	(39)
MBSs and CMOs - government-backed	1,953	(1)	19,454	(117)
Total	$11,251	$(73)	$70,569	$(921)

	December 31, 2014
	Less Than 12 Months		12 Months or Longer
		Gross	Estimated	Gross
	Fair	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$1,611	$(19)	$27,733	$(314)
Municipal obligations	2,330	(48)	44,386	(1,154)
Corporate obligations	997	(2)	1,990	(10)
MBSs and CMOs - government-backed	9,091	(68)	35,333	(638)
Total	$14,029	$(137)	$109,442	$(2,116)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  As of March 31, 2015 and December 31, 2014, there were, respectively, 56 and 87 securities in an unrealized loss position and that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

At March 31, 2015, 45 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 1.44% from the Company’s amortized cost basis of these securities.  At December 31, 2014, 69 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 1.98% from the Company’s amortized cost basis of these securities.  These unrealized losses are principally due to changes in interest rates and credit spreads.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports.  As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

At March 31, 2015, 4 corporate obligations had an unrealized loss of approximately 1.28% from the Company’s amortized cost basis of this security.  At December 31, 2014, 3 corporate obligations had an unrealized loss with aggregate depreciation of approximately 0.40% from the Company's cost basis.  This unrealized loss is principally due to changes in interest rates.  No credit issues have been identified that cause management to believe the declines in market value are other than temporary.  In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame.  As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

 At March 31, 2015, 7 mortgage backed and CMO securities had unrealized losses with aggregate depreciation of approximately 0.55% from the Company’s cost basis of these securities.  At December 31, 2014, 15 mortgage backed and CMO securities have unrealized losses with aggregate depreciation of approximately 1.56% from the Company’s cost basis. We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market, changes in interest rates and credit spreads and uncertainty of future prepayment speeds. Management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected. In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. There has been no disruption of the scheduled cash flows on any of the securities. Management’s analysis as of December 31, 2014 revealed no expected credit losses on the securities and therefore, declines are not deemed to be other than temporary.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE

Loans receivable consisted of the following:

	March 31,	December 31,
	2015	2014
	(In Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$104,546	$102,543
Commercial real estate	131,110	117,627
Real estate construction	8,711	8,002

Other loans:
Home equity	40,312	39,671
Consumer	13,664	13,827
Commercial	38,625	37,536

Total	336,968	319,206

Allowance for loan losses	(2,625)	(2,450)
Deferred loan fees, net	(553)	(486)
Total loans, net	$333,790	$316,270

Within the commercial real estate loan category above, $12,489,000 and $12,612,000 was guaranteed by the United States Department of Agriculture Rural Development, at March 31, 2015 and December 31, 2014, respectively.  In addition, within the commercial loan category above, $3,628,000 and $3,704,000 were in loans originated through a syndication program where the business resides outside of Montana, at March 31, 2015, and December 31, 2014, respectively.

The following table includes information regarding nonperforming assets.

	March 31,	December 31,
	2015	2014
	(Dollars in Thousands)

Non-accrual loans	$176	$962
Accruing loans delinquent 90 days or more	-	-
Restructured loans, net	47	48
Total nonperforming loans	223	1,010
Real estate owned and other repossessed assets, net	642	637
Total nonperforming assets	$865	$1,647

Total non-performing assets as a percentage of total assets	0.15%	0.29%

Allowance for loan losses	$2,625	$2,450

Percent of allowance for loan losses to non-performing loans	1,117.13%	242.57%

Percent of allowance for loan losses to non-performing assets	303.47%	148.76%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

Allowance for loan losses activity was as follows:

	Three Months Ended
	March 31, 2015
	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, January 1, 2015	$684	$1,098	$35	$270	$46	$317	$2,450
Charge-offs	(137)	-	-	-	(11)	-	(148)
Recoveries	-	-	-	-	1	-	1
Provision	98	128	5	36	14	41	322
Ending balance, March 31, 2015	$645	$1,226	$40	$306	$50	$358	$2,625

Ending balance, March 31, 2015 allocated to
loans individually evaluated for impairment	$-	$-	$-	$-	$5	$-	$5

Ending balance, March 31, 2015 allocated to
loans collectively evaluated for impairment	$645	$1,226	$40	$306	$45	$358	$2,620

Loans receivable:
Ending balance, March 31, 2015	$104,546	$131,110	$8,711	$40,312	$13,664	$38,625	$336,968

Ending balance, March 31, 2015 of loans
individually evaluated for impairment	$648	$332	$-	$224	$53	$234	$1,491

Ending balance, March 31, 2015 of loans
collectively evaluated for impairment	$103,898	$130,778	$8,711	$40,088	$13,611	$38,391	$335,477

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

	Three Months Ended
	March 31, 2014
	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, January 1, 2014	$463	$914	$25	$324	$51	$343	$2,120
Charge-offs	-	(21)	-	-	(53)	-	(74)
Recoveries	-	-	-	-	1	-	1
Provision	8	23	2	1	45	49	128
Ending balance, March 31, 2014	$471	$916	$27	$325	$44	$392	$2,175

Ending balance, March 31, 2014 allocated to
loans individually evaluated for impairment	$-	$-	$-	$68	$24	$144	$236

Ending balance, March 31, 2014 allocated to
loans collectively evaluated for impairment	$471	$916	$27	$257	$20	$248	$1,939

Loans receivable:
Ending balance, March 31, 2014	$88,507	$89,896	$5,050	$35,952	$12,299	$29,477	$261,181

Ending balance, March 31, 2014 of loans
individually evaluated for impairment	$303	$130	$-	$247	$130	$290	$1,100

Ending balance, March 31, 2014 of loans
collectively evaluated for impairment	$88,204	$89,766	$5,050	$35,705	$12,169	$29,187	$260,081

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

Internal classification of the loan portfolio was as follows:

	March 31, 2015
	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Grade:
Pass	$103,898	$130,778	$8,711	$40,088	$13,611	$38,391	$335,477
Special mention	-	-	-	-	-	-	-
Substandard	648	332	-	224	41	234	1,479
Doubtful	-	-	-	-	7	-	7
Loss	-	-	-	-	5	-	5
Total	$104,546	$131,110	$8,711	$40,312	$13,664	$38,625	$336,968

Credit risk profile based on payment activity
Performing	$104,496	$131,110	$8,711	$40,217	$13,642	$38,569	$336,745
Restructured loans	-	-	-	47	-	-	47
Nonperforming	50	-	-	48	22	56	176
Total	$104,546	$131,110	$8,711	$40,312	$13,664	$38,625	$336,968

	December 31, 2014
	Residential
	Mortgage	Commercial		Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Grade:
Pass	$101,072	$117,627	$8,002	$39,343	$13,772	$37,307	$317,123
Special mention	-	-	-	-	-	-	-
Substandard	1,331	-	-	328	41	229	1,929
Doubtful	-	-	-	-	7	-	7
Loss	140	-	-	-	7	-	147
Total	$102,543	$117,627	$8,002	$39,671	$13,827	$37,536	$319,206

Credit risk profile based on payment activity
Performing	$101,722	$117,627	$8,002	$39,575	$13,811	$37,459	$318,196
Restructured loans	-	-	-	48	-	-	48
Nonperforming	821	-	-	48	16	77	962
Total	$102,543	$117,627	$8,002	$39,671	$13,827	$37,536	$319,206

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables include information regarding delinquencies within the loan portfolio.

	March 31, 2015
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
	(In Thousands)
Residential mortgage (1-4 family)	$630	$50	$680	$103,866	$104,546	$-
Commercial real estate	1,159	-	1,159	129,951	131,110	-
Real estate construction	-	-	-	8,711	8,711	-
Home equity	301	48	349	39,963	40,312	-
Consumer	162	22	184	13,480	13,664	-
Commercial	210	56	266	38,359	38,625	-
Total	$2,462	$176	$2,638	$334,330	$336,968	$-

	December 31, 2014
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
	(In Thousands)
Residential mortgage (1-4 family)	$203	$821	$1,024	$101,519	$102,543	$-
Commercial real estate	131	-	131	117,496	117,627	-
Real estate construction	-	-	-	8,002	8,002	-
Home equity	303	48	351	39,320	39,671	-
Consumer	258	16	274	13,553	13,827	-
Commercial	331	77	408	37,128	37,536	-
Total	$1,226	$962	$2,188	$317,018	$319,206	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables include information regarding impaired loans.

	March 31, 2015
		Unpaid		Interest	Average
	Recorded	Principal	Related	Income	Recorded
	Investment	Balance	Allowance	Recognized	Investment
	(In Thousands)
With no related allowance:
Residential mortgage (1-4 family)	$648	$648	$-	$6	$649
Commercial real estate	332	332	-	4	166
Construction	-	-	-	-	-
Home equity	224	288	-	2	276
Consumer	48	81	-	1	48
Commercial	234	264	-	2	232

With a related allowance:
Residential mortgage (1-4 family)	-	-	-	-	411
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	5	5	5	-	6
Commercial	-	-	-	-	-

Total:
Residential mortgage (1-4 family)	648	648	-	6	1,060
Commercial real estate	332	332	-	4	166
Construction	-	-	-	-	-
Home equity	224	288	-	2	276
Consumer	53	86	5	1	54
Commercial	234	264	-	2	232
Total	$1,491	$1,618	$5	$15	$1,788

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. TROUBLED DEBT RESTRUCTURINGS

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the quarter ended December 31, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of that fiscal year starting July 1, 2011 for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed receivables as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired.  As of March 31, 2015, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $47,000 (310-40-65-1(b)), and there was no allowance for credit losses associated with these receivables, on the basis of a current evaluation of loss (310-40-65-1(b)).  There was $34,000 charged-off at the time of restructure related to these receivables.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. TROUBLED DEBT RESTRUCTURINGS - continued

The following tables present troubled debt restructurings.

March 31, 2015
	Accrual	Non-Accrual	Total
	Status	Status	Modification
(In Thousands)
Residential mortgage (1-4 family)	$-	$-	$-
Commercial real estate	-	-	-
Real estate construction	-	-	-
Home equity	47	-	47
Consumer	-	-	-
Commercial	-	-	-
Total	$47	$-	$47

December 31, 2014
	Accrual	Non-Accrual	Total
	Status	Status	Modification
(In Thousands)
Residential mortgage (1-4 family)	$-	$-	$-
Commercial real estate	-	-	-
Real estate construction	-	-	-
Home equity	48	-	48
Consumer	-	-	-
Commercial	-	-	-
Total	$48	$-	$48

The Bank’s policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain.  The Bank’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

During the three months ended March 31, 2015 and 2014, there were no new restructured loans.

There were no loans modified as a troubled debt restructured loan within the previous three months for which there was a payment default during the three months ended March 31, 2015.

A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.  As of March 31, 2015 and December 31, 2014, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5. DEPOSITS

Deposits are summarized as follows:

	March 31,	December 31,
	2015	2014
	(In Thousands)

Noninterest checking	$65,877	$60,507
Interest-bearing checking	76,498	76,367
Savings	66,513	62,455
Money market	94,445	91,431
Time certificates of deposit	149,366	150,223
Total	$452,699	$440,983

NOTE 6. EARNINGS PER SHARE

Basic earnings per share for the three months ended March 31, 2015 was computed using 3,844,617 weighted average shares outstanding. Basic earnings per share for the three months ended March 31, 2014 was computed using 3,918,399 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased.  The weighted average shares outstanding for the diluted earnings per share calculations was 3,881,872 for the three months ended March 31, 2015 and 3,973,202 for the three months ended March 31, 2014.

NOTE 7. DIVIDENDS AND STOCK REPURCHASE PROGRAM

For the six month transition period from July 1, 2014 through December 31, 2014, Eagle paid dividends of $0.075 per share each quarter.  A dividend of $0.075 per share was declared on January 22, 2015, and paid March 6, 2015 to shareholders of record on February 13, 2015.  A dividend of $0.075 per share was declared on April 23, 2015, payable on June 6, 2015 to shareholders of record on May 13, 2015.

On July 1, 2013, the Company announced that its Board of Directors authorized a common stock repurchase program for 150,000 shares of common stock, effective July 1, 2013.  The Company did not purchase any shares of our common stock during the fiscal year ended June 30, 2014.  The repurchase program expired on June 30, 2014.

On July 1, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to 200,000 shares of its common stock. Under the plan, shares may be purchased by the company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations.  The Company has purchased 110,800 shares of its common stock.  The repurchase program expires on June 30, 2015.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

		Unrealized
	Gains (Losses)	(Losses) Gains
	on Derivatives	on Investment
	Designated as	Securities
	Cash Flow Hedges	Available for Sale	Total

Balance, January 1, 2015	$294	$(509)	$(215)
Other comprehensive income before,
reclassifications and income taxes	529	1,495	2,024
Amounts reclassified from accumulated other
comprehensive income (loss), before income taxes	(496)	(186)	(682)
Income tax expense	(13)	(534)	(547)
Total other comprehensive income	20	775	795
Balance, March 31, 2015	$314	$266	$580

Balance, January 1, 2014	$217	$(5,934)	$(5,717)
Other comprehensive income (loss),
before reclassifications and income taxes	238	3,489	3,727
Amounts reclassified from accumulated other
comprehensive income (loss), before income taxes	(366)	(196)	(562)
Income tax benefit	52	(1,343)	(1,291)
Total other comprehensive loss	(76)	1,950	1,874
Balance, March 31, 2014	$141	$(3,984)	$(3,843)

NOTE 9. DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. The Company entered into an interest rate swap agreement on August 27, 2010 with a third party to manage interest rate risk associated with a fixed-rate loan.  The interest rate swap agreement effectively converted the loan’s fixed rate into a variable rate. Derivatives and hedging accounting requires that the Company recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with this guidance, the Company designated the interest rate swap on this fixed-rate loan as a fair value hedge.

The Company was exposed to credit-related losses in the event of nonperformance by the counterparties to this agreement. The Company controlled the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and did not expect any counterparties to fail their obligations. The Company deals only with primary dealers.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. DERIVATIVES AND HEDGING ACTIVITIES - continued

The hedged fixed rate loan had an original maturity of 20 years and was not callable.  This loan was hedged with a “pay fixed rate, receive variable rate” swap with a similar notional amount, maturity, and fixed rate coupons. The swap is not callable. At December 31, 2014, the loan had an outstanding principal balance of $10,641,000 and the interest rate swap had a notional value of $10,673,000.

At December 31, 2014, the interest rate swap on the fixed-rate loan was ineffective.  The Bank recorded a loss of $317,000 in noninterest income during the quarter ended December 31, 2014 related to the ineffectiveness.  The interest rate swap was terminated during the quarter ended March 31, 2015.  The Bank recorded a loss of $93,000 in noninterest income during the quarter ended March 31, 2015 related to the swap termination.  The loan fair value adjustment of $138,000 at March 31, 2015 will be amortized over the remaining life of the loan which matures September 1, 2030.

Effect of Derivative Instruments on Statement of Financial Condition
Fair Value of Derivative Instruments

	Asset Derivatives				Liabilities Derivatives
	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
(In Thousands)
Derivatives designated
as hedging instruments
under ASC 815							Other
Interest rate contracts	n/a	$-	n/a	$-	n/a	$-	Liabilities	$579

Change in fair value of
financial instrument being
hedged under ASC 815
Interest rate contracts	Loans	$138	Loans	$138	n/a	$-	n/a	$-

Effect of Derivative Instruments on Statement of Income
For the three Months Ended March 31, 2015 and 2014
(In Thousands)
Amount of
				Location of			Gain or (Loss)
	Derivatives Designated			Gain or (Loss)			Recognized in
	as Hedging Instruments			Recognized in			Income on Derivative
	Under ASC 815			Income on Derivative			2015	2014
	Interest rate contracts			Noninterest income			$(93)	$(72)

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of interest rate lock commitments was $29,253,000 and $12,276,000 at March 31, 2015 and December 31, 2014, respectively.

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

Loan Subject to Fair Value Hedge – The Company previously had one loan that was carried at fair value subject to a fair value hedge.  Fair value was determined utilizing valuation models that considered the scheduled cash flows through anticipated maturity and was considered a Level 2 input.  The interest rate swap was terminated during the quarter ended March 31, 2015.  See Note 9 – Derivatives and Hedging Activities for more information.

 Derivative financial instruments – Fair values for interest rate swap agreements were based upon the amounts required to settle the contracts.  These instruments were valued using Level 3 inputs utilizing valuation models that considered: (a) time value, (b) volatility factors and (c) current market and contractual prices for the underlying instruments, as well as other relevant economic measures.  Although the Company utilized counterparties’ valuations to assess the reasonableness of its prices and valuation techniques, there was not sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.  The interest rate swap was terminated during the quarter ended March 31, 2015.  See Note 9 – Derivatives and Hedging Activities for more information.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. FAIR VALUE DISCLOSURES - continued

The ollowing tables summarize financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	March 31, 2015
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial Assets:
Available-for-sale securities
U.S. government and agency	$-	$32,197	$-	$32,197
Municipal obligations	-	64,379	-	64,379
Corporate obligations	-	5,959	-	5,959
MBSs - government-backed	-	21,785	-	21,785
CMOs - government backed	-	27,919	-	27,919
Loans held-for-sale	-	17,021	-	17,021

	December 31, 2014
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial Assets:
Available-for-sale securities
U.S. government and agency	$-	$33,181	$-	$33,181
Municipal obligations	-	71,885	-	71,885
Corporate obligations	-	6,005	-	6,005
MBSs - government-backed	-	21,964	-	21,964
CMOs - government backed	-	28,752	-	28,752
Loans held-for-sale	-	17,587	-	17,587
Financial Liability:
Derivative financial instruments	-	579	-	579

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

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2015
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$1,486	$1,486
Repossessed assets	-	-	642	642

	December 31, 2014
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$1,936	$1,936
Repossessed assets	-	-	637	637

During the quarter ended March 31, 2015, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $1,491,000 were reduced by specific valuation allowance allocations totaling $5,000 to a total reported fair value of $1,486,000 based on collateral valuations utilizing Level 3 valuation inputs.

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

	Fair Value at		Principal	Significant	Range of
	March 31,	December 31,	Valuation	Unobservable	Signficant Input
Instrument	2015	2014	Technique	Inputs	Values
(Dollars In Thousands)

			Appraisal of	Appraisal
Impaired loans	$1,486	$1,936	collateral (1)	adjustments	10-30%

			Appraisal of	Liquidation
Repossessed Assets	$642	$637	collateral (1)(3)	expenses (2)	10-30%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. FAIR VALUE DISCLOSURES - continued

FASB ASC Topic 825 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value.  Below is a table that summarizes the fair market values of all financial instruments of the Company at March 31, 2015 and December 31, 2014, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

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

	March 31, 2015
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$4,750	$-	$-	$4,750	$4,750
Federal Home Loan Bank stock	1,967	-	-	1,967	1,967
Federal Reserve Bank stock	641	-	-	641	641
Loans receivable, net	-	-	339,116	339,116	332,304
Accrued interest and dividends
receivable	2,146	-	-	2,146	2,146
Mortgage servicing rights	-	-	5,341	5,341	4,271
Cash surrender value of life insurance	11,816	-	-	11,816	11,816
Financial Liabilities:
Non-maturing interest bearing deposits	-	237,456	-	237,456	237,456
Non-interest bearing deposits	65,877	-	-	65,877	65,877
Time certificates of deposit	-	-	149,978	149,978	149,366
Accrued expenses and other liabilities	4,050	-	-	4,050	4,050
Federal Home Loan Bank advances
and other borrowings	-	-	42,875	42,875	42,640
Subordinated debentures	-	-	4,319	4,319	5,155
Off-balance-sheet instruments	-
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. FAIR VALUE DISCLOSURES – continued

	December 31, 2014
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$12,502	$-	$-	$12,502	$12,502
Federal Home Loan Bank stock	1,968	-	-	1,968	1,968
Federal Reserve Bank stock	641	-	-	641	641
Loans receivable, net	-	-	321,312	321,312	314,334
Accrued interest and dividends
receivable	2,318	-	-	2,318	2,318
Mortgage servicing rights	-	-	5,168	5,168	4,115
Cash surrender value of life insurance	11,735	-	-	11,735	11,735
Financial Liabilities:
Non-maturing interest bearing deposits	-	230,253	-	230,253	230,253
Non-interest bearing deposits	60,507	-	-	60,507	60,507
Time certificates of deposit	-	-	151,004	151,004	150,223
Accrued expenses and other liabilities	4,578	-	-	4,578	4,578
Federal Home Loan Bank advances and other borrowings	-	-	55,273	55,273	54,993
Subordinated debentures			3,854	3,854	5,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

The following methods and assumptions were used by the Company in estimating the fair value of the following classes of financial instruments.  However, the Form 10-K for the six month transition period ended December 31, 2014 provides additional description of valuation methodologies used in estimating fair value of these financial instruments.

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

Advances from the FHLB & Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective March 31, 2015 and December 31, 2014, respectively if the borrowings repriced according to their stated terms.

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

In 2015, the FASB amended its authoritative guidance related to debt issuance costs.  The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability.  However, the recognition and measurement guidance related to debt issuance costs is not affected by this amendment.  The amendment is effective for annual and interim reporting periods beginning after December 15, 2015 and is to be applied on a retrospective basis.  Early adoption is permitted.  The Company does not expect this guidance to have a significant impact on the Company’s consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s primary activity is its ownership of its wholly owned subsidiary, Opportunity Bank of Montana (the “Bank”).  The Bank engages in typical banking activities:  acquiring deposits from local markets and originating loans and investing in securities.  Its deposits are insured by the Federal Deposit Insurance Corporation.  The Bank’s primary component of earnings is its net interest margin (also called spread or margin), the difference between interest income and interest expense.  The net interest margin is managed by management (through the pricing of its products and by the types of products offered and kept in portfolio), and is affected by changes in market interest rates.  The Bank also generates noninterest income in the form of fee income and gain on sale of loans.

The Bank has a strong mortgage lending focus, with a large portion of its loan originations represented by single-family residential mortgages.  The Bank has also successfully marketed home equity loans to its customers, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.).  In recent years the Bank has focused on adding commercial loans to its portfolio, both real estate and non-real estate.  We have made significant progress in this initiative.  The purpose of this diversification is to mitigate the Bank’s dependence on the residential mortgage market, as well as to improve its ability to manage its spread.  The investment portfolio grew substantially with the Sterling branch acquisition in December 2012.  As such, management is also focused on decreasing the investment portfolio as a percentage of total assets and offsetting this with growth in the loan portfolio.  The Bank’s management recognizes that fee income will also enable it to be less dependent on specialized lending and it now maintains a significant loan serviced portfolio which provides a steady source of fee income.  Fee income is also supplemented with fees generated from the Bank’s deposit accounts.  The Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread.  Non-maturity deposits and certificates of deposits do not automatically reprice as interest rates rise.  Gain on sale of loans also provides significant noninterest income in periods of high mortgage loan origination volumes.  Such income will be adversely affected in periods of lower mortgage activity.

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

The level and movement of interest rates impacts the Bank’s earnings as well.  The Federal Reserve’s Federal Open Market Committee (“FOMC”) did not change the federal funds target rate which remained at 0.25% during the three months ended March 31, 2015.

From time to time the Bank has considered growth through mergers or acquisition as an alternative to its strategy of organic growth. In this regard, the Bank has experienced an increase in mortgage loan originations due to the Sterling branch acquisition.  Deposit fee income has also increased due to the increase in the number of accounts.  The addition of the wealth management division from the acquisition has also increased noninterest income.  Operating expenses, primarily salaries and employee benefits also increased as a result of the acquisition. The Bank is currently undergoing a core conversion that is expected to be completed in the third quarter of this year.  Future cost savings are anticipated due to the core conversion.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between March 31, 2015 and December 31, 2014.

Total assets at March 31, 2015 were $559.37 million, a slight decrease of $842,000, or 0.2%, from $560.21 million at December 31, 2014.  Loans receivable increased by $17.52 million, or 5.5%, to $333.79 million at March 31, 2015, from $316.27 million at December 31, 2014.  Commercial real estate loans increased by $13.48 million, residential mortgage loans increased by $2.00 million and commercial loans increased by $1.09 million.  Construction loans and home equity loans also increased, while consumer loans decreased slightly.  Total loan originations were $88.30 million for the three months ended March 31, 2015, with single family mortgages accounting for $57.60 million of the total.  Commercial real estate and land loan originations totaled $21.62 million.

Balance Sheet Details

Cash and Cash Equivalents and Investment Securities

The following table summarizes investment securities:

	March 31,		December 31,
	2015		2014
		Percentage		Percentage
	Fair Value	of Total	Fair Value	of Total
	(Dollars in Thousands)

Securities available-for-sale:
U.S. government and agency	$32,197	20.63%	$33,181	20.11%
Municipal obligations	64,379	41.23%	71,885	43.57%
Corporate obligations	5,959	3.82%	6,005	3.64%
MBSs - government-backed	21,785	13.96%	21,964	13.31%
CMOs - government-backed	27,919	17.89%	28,752	17.42%

Total securities available-for-sale	152,239	97.53%	161,787	98.05%

Interest-bearing deposits	1,244	0.80%	613	0.37%

FHLB capital stock, at cost	1,967	1.26%	1,968	1.19%

FRB capital stock, at cost	641	0.41%	641	0.39%

Total	$156,091	100.00%	$165,009	100.00%

Total cash and cash equivalents decreased by $7.75 million and securities available-for-sale decreased $9.55 million or 5.9%. All categories of available-for-sale securities decreased during the period.  The largest decrease during the period was in municipal obligations which decreased $7.51 million due to sales activity.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	March 31,		December 31,
	2015		2014
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential mortgage
(1-4 family) (1)	$104,546	31.03%	$102,543	32.12%
Commercial real estate	131,110	38.91%	117,627	36.85%
Real estate construction	8,711	2.59%	8,002	2.51%
Total real estate loans	244,367	72.53%	228,172	71.48%

Other loans:
Home equity	40,312	11.96%	39,671	12.43%
Consumer	13,664	4.05%	13,827	4.33%
Commercial	38,625	11.46%	37,536	11.76%
Total other loans	92,601	27.47%	91,034	28.52%

Total loans	336,968	100.00%	319,206	100.00%

Deferred loan fees	553		486
Allowance for loan losses	2,625		2,450

Total loans, net	$333,790		$316,270

(1) Excludes loans held for sale.

Home equity and construction loan originations totaled $3.04 million and $0.19 million, respectively, for the same period. Consumer loans originated totaled $1.69 million.  Commercial loans originated totaled $4.16 million, with none originating from loan syndication programs with borrowers residing outside of Montana. Loans held-for-sale decreased $566,000, to $17.02 million at March 31, 2015 from $17.59 million at December 31, 2014.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions.  If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt.  Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of.  When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs.  The initial recording of any loss is charged to the allowance for loan losses.  As of March 31, 2015, the Bank had $619,000 of real estate owned.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

The following table sets forth information regarding nonperforming assets:

	March 31,	December 31,
	2015	2014
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential mortgage (1-4 family)	$50	$821
Other loans:
Home equity	48	48
Consumer	22	16
Commercial	56	77
Accruing loans delinquent 90 days or more	-	-
Restructured loans:
Commercial real estate	-	-
Home equity	47	48
Total nonperforming loans	223	1,010
Real estate owned and other repossed property, net	642	637
Total nonperforming assets	$865	$1,647

Total nonperforming loans to total loans	0.07%	0.32%
Total nonperforming loans to total assets	0.04%	0.18%
Total allowance for loan loss to nonperforming loans	1,117.13%	242.57%
Total nonperforming assets to total assets	0.15%	0.29%

Non-accrual loans decreased in the quarter ended March 31, 2015 due to one residential loan paid off via a short sale.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts and the associated weighted average interest rates for each category of deposits:

	March 31,		December 31,
	2015		2014

		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$65,877	14.55%	$60,507	13.72%
Interest bearing checking	76,498	16.90%	76,367	17.32%
Savings	66,513	14.69%	62,455	14.16%
Money market accounts	94,445	20.87%	91,431	20.73%
Total	303,333	67.01%	290,760	65.93%
Certificates of deposit accounts:
IRA certificates	34,263	7.57%	34,216	7.76%
Brokered certificates	4,195	0.93%	4,195	0.95%
Other certificates	110,908	24.49%	111,812	25.36%
Total certificates of deposit	149,366	32.99%	150,223	34.07%
Total deposits	$452,699	100.00%	$440,983	100.00%

[Missing Graphic Reference]

Deposits.  Deposits increased $11.72 million, or 2.7%, to $452.70 million at March 31, 2015 from $440.98 million at December 31, 2014. Growth occurred across deposit products with the exception of time certificates of deposits which decreased slightly during the period.  Management attributes the continued organic increase in deposits to increased marketing of checking accounts as well as customers’ preference for placing funds in secure, federally insured accounts.

Borrowings.  Advances from the FHLB and other borrowings decreased $12.35 million, or 22.5%, to $42.64 million at March 31, 2015 from $54.99 million at December 31, 2014.  The decrease is primarily due to decreases in other short-term borrowings.  Other short-term borrowings were paid off with proceeds from securities sales and deposit inflows.

Shareholders’ Equity

Total shareholders’ equity increased $323,000, or 0.6%, to $54.82 million at March 31, 2015 from $54.50 million at December 31, 2014.  This was a result of an increase in accumulated other comprehensive income of $795,000 mainly due to an increase in net unrealized gains on securities available-for-sale and net income of $386,000, partially offset by treasury stock purchased of $616,000 and dividends paid of $288,000.

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

Analysis of Net Interest Income – continued

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

	For the Three Months Ended March 31,
		2015			2014
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(3)	Balance	Dividends	Cost(3)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
FHLB and FRB stock	$2,609	$-	0.00%	$1,892	$-	0.00%
Loans receivable, net	339,007	3,962	4.68%	262,579	3,254	4.96%
Investment securities	157,505	759	1.93%	196,387	1,066	2.17%
Interest-bearing deposits with banks	4,774	3	0.23%	3,937	1	0.09%
Total interest-earning assets	503,895	4,724	3.75%	464,795	4,321	3.72%
Noninterest-earning assets	47,086			47,600
Total assets	$550,981			$512,395

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Money market	$93,277	$25	0.11%	$91,942	$29	0.13%
Savings	64,228	7	0.04%	60,237	8	0.05%
Checking	75,470	6	0.03%	68,616	7	0.04%
Certificates of deposit	149,319	299	0.80%	155,457	285	0.73%
Advances from FHLB and other borrowings
including subordinated debt	47,697	164	1.38%	29,801	173	2.33%
Total interest-bearing liabilities	429,991	501	0.47%	406,053	502	0.49%
Non-interest checking	63,360			56,888
Other noninterest-bearing liabilities	2,782			436
Total liabilities	496,133			463,377

Total equity	54,847			49,018

Total liabilities and equity	$550,980			$512,395
Net interest income/interest rate spread(1)		$4,223	3.28%		$3,819	3.22%

Net interest margin(2)			3.35%			3.29%
Total interest-earning assets to interest-bearing liabilities			117.19%			114.47%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(2)	Net interest margin represents income before the provision for loan losses divided by average interest-earning assets.
(3)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.

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

	For the Three Months Ended March 31,
		2015			2014
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Loans receivable, net	$947	$(239)	$708	$423	$(181)	$242
Investment securities	(211)	(96)	(307)	(114)	93	(21)
Interest-bearing
deposits with banks	-	2	2	(4)	(5)	(9)
Other earning assets	-	-	-	-	-	-
Total interest earning assets	736	(333)	403	305	(93)	212

Interest-bearing liabilities:
Savings, money market and
checking accounts	2	(8)	(6)	3	(6)	(3)
Certificates of deposit	(11)	25	14	(4)	31	27
Advances from FHLB and other borrowings
including subordinated debentures	104	(113)	(9)	(28)	(29)	(57)
Total interest-bearing liabilities	95	(96)	(1)	(29)	(4)	(33)

Change in net interest income	$641	$(237)	$404	$334	$(89)	$245

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Net Income.  Eagle’s net income for the quarter was $386,000 compared to $108,000 of net income for the three months ended March 31, 2014.  The increase of $278,000, or 257.4%, was primarily due to increases in net interest income after loan loss provision of $210,000 and increases in noninterest income of $759,000, partially offset by increases in noninterest expense of $662,000.  Basic and diluted earnings per share were $0.10 for the current period and $0.03 per share for the prior year comparable period.

Net Interest Income.  Net interest income increased to $4.22 million for the quarter ended March 31, 2015, from $3.82 million for the previous year’s quarter.  This increase of $404,000 was primarily the result of an increase in interest and dividend income.

Interest and Dividend Income.  Interest and dividend income was $4.72 million for the quarter ended March 31, 2015, compared to $4.32 million for the quarter ended March 31, 2014, an increase of $403,000, or 9.3%.  Interest and fees on loans increased to $3.96 million for the three months ended March 31, 2015 from $3.25 million for the same period ended March 31, 2014.  This increase of $708,000, or 21.8%, was due to an increase in the average balance of loans partially offset by a decrease in the average yield of loans for the quarter ended March 31, 2015.  Average balances for loans receivable, net, including loans held-for-sale, for the quarter ended March 31, 2015 were $339.01 million, compared to $262.58 million for the prior year period.  This represents an increase of $76.43 million, or 29.1%.  The average interest rate earned on loans receivable decreased by 28 basis points, from 4.96% to 4.68%.  Interest and dividends on investment securities available-for-sale decreased by $307,000 or 28.8% for the quarter ended March 31, 2015.  Average interest rates earned on investments decreased to 1.93% from 2.17%.  Average balances for investments decreased to $157.51 million for the quarter ended March 31, 2015, from $196.39 million for the quarter ended March 31, 2014.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2015 and 2014 – continued

Interest Expense.  Total interest expense for the quarter was $501,000 which is comparable to total interest expense of $502,000 for the quarter ended March 31, 2014.  The slight decrease was attributable to decreases in interest on borrowings offset by increases in interest on deposits.  Although the average borrowing balance increased, the average rate paid decreased resulting in a decrease in interest paid on borrowings to $164,000 for the quarter ended March 31, 2015 compared to $173,000 paid in the previous year’s quarter.  The average rate paid on borrowings decreased from 2.34% last year to 1.38% for the quarter ended March 31, 2015.  The slight increase in interest on deposits is due to higher overall average balances for interest-bearing deposits.  The overall average rate on interest-bearing deposits was consistent with the previous year’s quarter.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions and past due loans in the portfolio.  The Bank’s policies require a review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  The Bank recorded $322,000 in provision for loan losses for the quarter ended March 31, 2015 and $128,000 in the quarter ended March 31, 2014.  The provision for loan losses has been increased to keep pace with solid loan production that is fueling loan growth.  Total nonperforming loans, including restructured loans, was $223,000 at March 31, 2015.  The Bank currently has $642,000 in foreclosed real estate property and other repossessed property.

Noninterest Income. Total noninterest income increased to $2.88 million for the quarter ended March 31, 2015, from $2.12 million for the quarter ended March 31, 2014, an increase of $759,000 or 35.8%.  The increase is primarily due to increases in net gain on sale of loans which increased to $1.63 million for the quarter ended March 31, 2015 from $836,000.

Noninterest Expense.  Noninterest expense was $6.36 million for the quarter ended March 31, 2015 compared to $5.70 million for the quarter ended March 31, 2014.  The increase is primarily due to increased salaries and employee benefits expenses of $170,000 and increased consulting fees, legal, accounting and examination fees and data processing fees.  The increased salaries expense is due higher mortgage commissions for the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014.  Amortization of mortgage servicing fees also increased.

Income Tax Expense.  Our income tax expense was $36,000 for the quarter ended March 31, 2015, compared to $7,000 for the quarter ended March 31, 2014.  The effective tax rate for the quarter ended March 31, 2015 was 8.53% compared to 6.09% for the quarter ended March 31, 2014.  Tax free municipal bond income and Bank owned life insurance income contributed to the lower effective tax rates for the periods.  In addition, the deductibility of goodwill that resulted from the Sterling branch acquisition, for tax purposes has helped to reduce the effective tax rate.  The Company has equity investments in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period and are estimated to be $95,000 per quarter depending on Eagle’s taxable income level.

Liquidity, Interest Rate Sensitivity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Montana Division of Banking and FRB regulations.  The liquidity requirement is retained for safety and soundness purposes, and appropriate levels of liquidity will depend upon the types of activities in which the company engages.  For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined.  In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets.  “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Seattle.  The Bank exceeded those minimum ratios as of both March 31, 2015 and December 31, 2014.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity, Interest Rate Sensitivity and Capital Resources – continued

The Bank’s primary sources of funds are deposits, repayment of loans and mortgage-backed and collateralized mortgage obligation securities, maturities of investments, funds provided from operations, and advances from the FHLB of Seattle and other borrowings.  Scheduled repayments of loans and mortgage-backed and collateralized mortgage obligation securities and maturities of investment securities are generally predictable.  However, other sources of funds, such as deposit flows and loan prepayments, can be greatly influenced by the general level of interest rates, economic conditions and competition.  The Bank uses liquidity resources principally to fund existing and future loan commitments.  It also uses them to fund maturing certificates of deposit, demand deposit withdrawals and to invest in other loans and investments, maintain liquidity and meet operating expenses.

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on commitments to make loans and management’s assessment of the Bank’s ability to generate funds.

At February 28, 2015 (the most recent report available), the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, decreased the economic value of equity (“EVE”) by 9.8%.  The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.

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

Eagle’s tier I core capital ratio, as measured under State of Montana and FRB rules, decreased slightly from 9.41% as of December 31, 2014 to 9.39% as of March 31, 2015.  Eagle’s strong capital position helps to mitigate its interest rate risk exposure.

As of March 31, 2015, Eagle’s regulatory capital was in excess of all applicable regulatory requirements.  At March 31, 2015, Eagle’s tangible, core, and risk-based capital ratios amounted to 9.39%, 9.39% and 14.68%, respectively, compared to regulatory requirements of 1.50%, 3.00%, and 8.00%, respectively.

	At March 31, 2015
	(Unaudited)
	Dollar	% of
	Amount	Assets
	(Dollars in Thousands)
Tangible capital:
Capital level	$51,905	9.39%
Requirement	8,291	1.50
Excess	$43,614	7.89%

Core capital:
Capital level	$51,905	9.39%
Requirement	16,582	3.00
Excess	$35,323	6.39%

Risk-based capital:
Capital level	$54,530	14.68%
Requirement	29,711	8.00
Excess	$24,819	6.68%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONTROLS AND PROCEDURES

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of March 31, 2015, our disclosure controls and procedures were effective.  During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors.

There have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the six month transition period ended December 31, 2014.

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

On July 1, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to 200,000 shares of its common stock.  Under the plan, shares may be purchased by the company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations.  During the six month transition period ended December 31, 2014, 55,000 shares were purchased at an average price of $10.66 per share.  The repurchase program expires on June 30, 2015.

The following table summarizes the Company’s purchase of its common stock for the three months ended March 31, 2015.

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs

January 1, 2015 through January 31, 2015	-	$-	-	145,000

February 1, 2015 through February 28, 2015	55,800	11.03	55,800	89,200

March 1, 2015 through March 31, 2015	-	-	-	89,200

Total	55,800	$11.03	55,800

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

Part II - OTHER INFORMATION (CONTINUED)

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1  Employment Agreement among Eagle Bancorp Montana, Inc., Opportunity Bank of Montana and Peter J. Johnson (Incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 29, 2015).

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

EAGLE BANCORP MONTANA, INC.

Date: May 13, 2015	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: May 13, 2015	By:	/s/ Laura F. Clark
Laura F. Clark
Senior Vice President/CFO