Form 10-Q
period 2015-06-30
Eagle Bancorp Montana, Inc.
filed 2015-08-12
CIK 1478454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	3,822,981 shares outstanding
As of August 12, 2015

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	PAGE

Item1.	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition as of June 30, 2015 and December 31, 2014	1

	Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014	3

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014	5

	Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2015 and 2014	6

	Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014	7

	Notes to the Unaudited Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	47

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	49

Signatures		50

Exhibit 4.1

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

These forward-looking statements are based on current beliefs and expectations of the management of Eagle Bancorp Montana, Inc. (the “Company”) and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	competition among depository and other financial institutions;
●	changes in the prices, values and sales volume of residential and commercial real estate in Montana;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	changes or volatility in the securities markets;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate acquired businesses;
●	changes in consumer spending, borrowing and savings habits;
●	our ability to continue to increase and manage our commercial and residential real estate, multi-family and commercial business loans;
●	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
●	the level of future deposit premium assessments;
●	the impact of a recurring recession on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;
●	the Company’s ability to develop and maintain secure and reliable information technology systems or recover from breaches to its cybersecurity infrastructure;
●	the failure of assumptions underlying the establishment of allowance for possible loan losses and other estimates;
●	changes in the financial performance and/or condition of our borrowers and their ability to repay their loans when due; and
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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)
	June 30,	December 31,
	2015	2014
ASSETS:
Cash and due from banks	$8,108	$11,889
Interest-bearing deposits in banks	619	613
Total cash and cash equivalents	8,727	12,502

Securities available-for-sale	148,766	161,787
Federal Home Loan Bank stock	2,326	1,968
Federal Reserve Bank stock	642	641
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	17,184	17,587
Loans receivable, net of deferred loan fees of $605 at June 30, 2015 and $486 at December 31, 2014 and allowance for loan losses of $2,950 at
June 30, 2015 and $2,450 at December 31, 2014	355,420	316,270
Accrued interest and dividends receivable	2,337	2,318
Mortgage servicing rights, net	4,517	4,115
Premises and equipment, net	18,459	19,964
Cash surrender value of life insurance	11,898	11,735
Real estate and other repossessed assets acquired in settlement of loans, net	623	637
Goodwill	7,034	7,034
Core deposit intangible, net	588	663
Deferred tax asset, net	2,196	1,467
Other assets	2,495	1,364

Total assets	$583,367	$560,207

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	June 30,	December 31,
	2015	2014
LIABILITIES:
Deposit accounts:
Noninterest bearing	$69,565	$60,507
Interest bearing	396,016	380,476
Total deposits	465,581	440,983

Accrued expenses and other liabilities	5,463	4,578
Federal Home Loan Bank advances and other borrowings	43,611	54,993
Subordinated debentures:
Principal amount	15,155	5,155
Unamortized debt issuance costs	(150)	-
Total subordinated debentures less unamortized debt issuance costs	15,005	5,155

Total liabilities	529,660	505,709

SHAREHOLDERS' EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares
issued or outstanding)	-	-
Common stock (par value $0.01 per share; 8,000,000 shares authorized;
4,083,127 shares issued; 3,822,981 and 3,878,781 shares outstanding
at June 30, 2015 and December 31, 2014, respectively)	41	41
Additional paid-in capital	22,129	22,122
Unallocated common stock held by Employee Stock Ownership Plan	(1,057)	(1,141)
Treasury stock, at cost	(2,810)	(2,194)
Retained earnings	36,490	35,885
Net accumulated other comprehensive loss	(1,086)	(215)
Total shareholders' equity	53,707	54,498

Total liabilities and shareholders' equity	$583,367	$560,207

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$4,255	$3,379	$8,217	$6,633
Securities available-for-sale	737	1,117	1,496	2,183
Federal Home Loan Bank and Federal Reserve Bank dividends	20	-	20	-
Interest on deposits in banks	3	3	6	4
Total interest and dividend income	5,015	4,499	9,739	8,820

INTEREST EXPENSE:
Deposits	356	332	693	661
Federal Home Loan Bank advances and other borrowings	128	147	271	299
Subordinated debentures	42	21	63	42
Total interest expense	526	500	1,027	1,002

NET INTEREST INCOME	4,489	3,999	8,712	7,818

Loan loss provision	328	168	650	296

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	4,161	3,831	8,062	7,522

NONINTEREST INCOME:
Service charges on deposit accounts	243	253	466	479
Net gain on sale of loans (includes $529 and $238 for the three months ended June 30, 2015 and 2014, respectively, and
$1,025 and $604 for the six months ended June 30, 2015 and 2014, respectively, related to accumulated other comprehensive
earnings reclassification)	1,856	1,196	3,487	2,032
Mortgage loan servicing fees	422	360	837	719
Wealth management income	111	152	296	271
Net gain on sale of available-for-sale securities (includes $48 and
$41 for the three months ended June 30, 2015 and 2014,
respectively, and $234 and $237 for the six months ended
June 30, 2015 and 2014, respectively, related to accumulated other
comprehensive earnings reclassification)	48	41	234	237
Net loss on sale of real estate owned and other repossessed property	(1)	-	(2)	-
Net loss on fair value hedge	-	(62)	(93)	(134)
Other noninterest income	596	411	932	870
Total noninterest income	3,275	2,351	6,157	4,474

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)
 (Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
NONINTEREST EXPENSE:
Salaries and employee benefits	3,639	3,183	7,018	6,392
Occupancy and equipment expense	733	688	1,469	1,399
Data processing	536	481	1,045	939
Advertising	174	148	393	359
Amortization of mortgage servicing rights	205	164	422	296
Amortization of core deposit intangible and tax credits	101	105	201	210
Federal insurance premiums	73	19	168	103
Postage	43	43	89	83
Legal, accounting and examination fees	133	175	289	286
Consulting fees	211	218	451	382
Write-down on real estate owned and other repossessed property	-	10	-	10
Other noninterest expense	624	509	1,288	983
Total noninterest expense	6,472	5,743	12,833	11,442

INCOME BEFORE INCOME TAXES	964	439	1,386	554

Income tax expense (benefit) (includes ($1,147) and $1,088 for the three months ended June 30, 2015 and 2014, respectively,
and ($600) and $2,379 for the six months ended June, 30, 2015 and 2014, respectively related to income tax expense (benefit)
from reclassification items)	172	(423)	208	(416)

NET INCOME	$792	$862	$1,178	$970

BASIC EARNINGS PER SHARE	$0.21	$0.22	$0.31	$0.25

DILUTED EARNINGS PER SHARE	$0.21	$0.21	$0.30	$0.24

WEIGHTED AVERAGE SHARES OUTSTANDING
(BASIC EPS)	3,822,981	3,916,233	3,833,739	3,916,233

WEIGHTED AVERAGE SHARES OUTSTANDING
(DILUTED EPS)	3,860,236	3,971,036	3,870,994	3,971,036

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Dollars in Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

NET INCOME	$792	$862	$1,178	$970

OTHER ITEMS OF COMPREHENSIVE (LOSS) INCOME:
Change in fair value of investment securities
available for sale, before income taxes	(2,698)	2,490	(1,203)	5,979
Reclassification for realized gains and losses on investment
securities included in income, before income tax	(48)	(41)	(234)	(237)
Change in fair value of derivatives designated as cash flow
hedges, before income taxes	462	461	991	699
Reclassification for realized gains on derivatives designated
as cash flow hedges, before income taxes	(529)	(238)	(1,025)	(604)
Total other items of comprehensive (loss) income	(2,813)	2,672	(1,471)	5,837

Income tax benefit (expense) related to:
Investment securities	1,120	(997)	586	(2,340)
Derivatives designated as cash flow hedges	27	(91)	14	(39)
	1,147	(1,088)	600	(2,379)

COMPREHENSIVE (LOSS) INCOME	$(874)	$2,446	$307	$4,428

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2015 and 2014
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

							ACCUMULATED
				UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	(LOSS) INCOME	TOTAL

Balance at December 31, 2013	$-	$41	$22,118	$(1,307)	$(1,800)	$34,422	$(5,717)	$47,757

Net income						970		970

Other comprehensive income							3,458	3,458

Dividends paid ($0.0725 per share)						(568)		(568)

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (8,308 shares)			5	83				88

Balance at June 30, 2014	$-	$41	$22,123	$(1,224)	$(1,800)	$34,824	$(2,259)	$51,705

Balance at December 31, 2014	$-	$41	$22,122	$(1,141)	$(2,194)	$35,885	$(215)	$54,498

Net income						1,178		1,178

Other comprehensive loss							(871)	(871)

Dividends paid ($0.0750 per share)						(573)		(573)

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (8,308 shares)			7	84				91

Treasury stock purchased (55,800 shares at $11.03 average cost per share)					(616)			(616)

Balance at June 30, 2015	$-	$41	$22,129	$(1,057)	$(2,810)	$36,490	$(1,086)	$53,707

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,178	$970
Adjustments to reconcile net income to net cash provided by operating activities:
Loan loss provision	650	296
Write-down on real estate owned and other repossessed assets	-	10
Depreciation	605	572
Net amortization of investment securities premium and discounts	1,033	1,233
Amortization of mortgage servicing rights	422	296
Amortization of core deposit intangible and tax credits	201	210
Deferred income tax benefit	(40)	(112)
Net gain on sale of loans	(3,487)	(2,032)
Net gain on sale of available-for-sale securities	(234)	(237)
Net loss on sale of real estate owned and other repossessed assets	2	-
Net loss on fair value hedge	93	134
Net (gain) loss on sale/disposal of premises and equipment	(304)	11
Net appreciation in cash surrender value of life insurance	(163)	(156)
Net change in:
Accrued interest and dividends receivable	(19)	(41)
Loans held-for-sale	3,856	(408)
Other assets	(1,404)	(457)
Accrued expenses and other liabilities	954	536
Net cash provided by operating activities	3,343	825

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	31,043	17,680
Maturities, principal payments and calls	6,008	7,853
Purchases	(26,266)	(15,333)
Federal Home Loan Bank stock (purchased) redeemed	(358)	18
Federal Reserve Bank stock purchased	(1)	-
Loan origination and principal collection, net	(40,633)	(27,484)
Proceeds from Bank owned life insurance	-	109
Proceeds from sale of real estate and other repossessed assets
acquired in settlement of loans	21	2
Insurance proceeds related to premises and equipment	-	3
Proceeds from sale of premises and equipment	1,437	-
Additions to premises and equipment	(246)	(1,532)
Net cash used in investing activities	(28,995)	(18,684)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$24,598	$(5,196)
Net short-term (payments) advances on Federal Home Loan Bank
and other borrowings	(17,220)	23,487
Long-term advances from Federal Home Loan Bank and other borrowings	13,000	5,000
Payments on long-term Federal Home Loan Bank and other borrowings	(7,162)	(5,100)
Proceeds from issuance of subordinated debentures	10,000	-
Payment for debt issuance costs	(150)	-
Dividends paid	(573)	(568)
Purchase of treasury stock, at cost	(616)	-
Net cash provided by financing activities	21,877	17,623

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,775)	(236)

CASH AND CASH EQUIVALENTS, beginning of period	12,502	7,055

CASH AND CASH EQUIVALENTS, end of period	$8,727	$6,819

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,017	$996

Cash paid during the period for income taxes	$50	$1

NON-CASH INVESTING ACTIVITIES:
(Decrease) increase in market value of securities available-for-sale	$(1,437)	$5,742

Mortgage servicing rights recognized	$824	$525

Loans transferred to real estate and other assets acquired in foreclosure	$9	$51

Employee Stock Ownership Plan shares released	$91	$88

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income and cash flows for the unaudited interim periods.

The results of operations for the six month period ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or any other period.  The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-K for the six month transition period ended December 31, 2014.

Certain prior period amounts have been reclassified to conform to the presentation for 2015.  These reclassifications had no impact on net income or total shareholders’ equity.

The Company evaluated subsequent events for potential recognition and/or disclosure through August 12, 2015 the date the unaudited consolidated financial statements were issued.

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2015				December 31, 2014
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(In Thousands)
Available-for-Sale:
U.S. government and
agency obligations	$12,548	$22	$(198)	$12,372	$33,472	$42	$(333)	$33,181
Municipal obligations	67,087	525	(2,116)	65,496	71,844	1,243	(1,202)	71,885
Corporate obligations	11,245	15	(81)	11,179	5,990	27	(12)	6,005
MBSs - government-backed	33,481	101	(132)	33,450	22,097	56	(189)	21,964
CMOs - government backed	26,701	11	(443)	26,269	29,243	26	(517)	28,752
Total	$151,062	$674	$(2,970)	$148,766	$162,646	$1,394	$(2,253)	$161,787

For the three months ended June 30, 2015 and 2014, net proceeds from sales of securities available-for-sale were $22,096,000 and $13,725,000, respectively.  For the three months ended June 30, 2015 and 2014, gross realized gains were $292,000 and $154,000, respectively and gross realized losses were $244,000 and $113,000, respectively.  For the six months ended June 30, 2015 and 2014, net proceeds from sales of securities available-for-sale were $31,043,000 and $17,680,000, respectively.  For the six months ended June 30, 2015 and 2014, gross realized gains were $534,000 and $367,000, respectively and gross realized losses were $300,000 and $130,000, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

The amortized cost and fair value of securities at June 30, 2015 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$996	$1,001
Due from one to five years	8,969	8,940
Due from five to ten years	17,619	17,403
Due after ten years	63,296	61,703
	90,880	89,047
MBSs - government-backed	33,481	33,450
CMOs - government-backed	26,701	26,269
Total	$151,062	$148,766

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	June 30, 2015
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$2,347	$(25)	$8,461	$(173)
Municipal obligations	25,871	(725)	23,990	(1,391)
Corporate obligations	6,398	(45)	1,964	(36)
MBSs and CMOs - government-backed	21,886	(213)	15,908	(362)
Total	$56,502	$(1,008)	$50,323	$(1,962)

	December 31, 2014
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$1,611	$(19)	$27,733	$(314)
Municipal obligations	2,330	(48)	44,386	(1,154)
Corporate obligations	997	(2)	1,990	(10)
MBSs and CMOs - government-backed	9,091	(68)	35,333	(638)
Total	$14,029	$(137)	$109,442	$(2,116)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  As of June 30, 2015 and December 31, 2014, there were 105 and 87, respectively, securities in an unrealized loss position and that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

At June 30, 2015, 75 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 3.67% from the Company’s amortized cost basis of these securities.  At December 31, 2014, 69 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 1.98% from the Company’s amortized cost basis of these securities.  These unrealized losses are principally due to changes in interest rates and credit spreads.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports.  As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

At June 30, 2015, 12 corporate obligations had an unrealized loss of approximately 0.96% from the Company’s amortized cost basis of these securities.  At December 31, 2014, 3 corporate obligations had an unrealized loss with aggregate depreciation of approximately 0.40% from the Company's cost basis.  This unrealized loss is principally due to changes in interest rates.  No credit issues have been identified that cause management to believe the declines in market value are other than temporary.  In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame.  As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

At June 30, 2015, 18 MBSs and CMOs had unrealized losses with aggregate depreciation of approximately 1.50% from the Company’s cost basis of these securities.  At December 31, 2014, 15 mortgage backed and CMO securities have unrealized losses with aggregate depreciation of approximately 1.56% from the Company’s cost basis. We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market, changes in interest rates and credit spreads and uncertainty of future prepayment speeds. Management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected. In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. There has been no disruption of the scheduled cash flows on any of the securities. Management’s analysis as of June 30, 2015 revealed no expected credit losses on the securities and therefore, declines are not deemed to be other than temporary.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE

Loans receivable consisted of the following:

	June 30,	December 31,
	2015	2014
	(In Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$106,852	$102,543
Commercial real estate	139,812	117,627
Real estate construction	10,513	8,002

Other loans:
Home equity	40,946	39,671
Consumer	14,480	13,827
Commercial	46,372	37,536

Total	358,975	319,206

Allowance for loan losses	(2,950)	(2,450)
Deferred loan fees, net	(605)	(486)
Total loans, net	$355,420	$316,270

Within the commercial real estate loan category above, $12,364,000 and $12,612,000 was guaranteed by the United States Department of Agriculture Rural Development, at June 30, 2015 and December 31, 2014, respectively.  In addition, within the commercial loan category above, $3,078,000 and $3,704,000 were in loans originated through a syndication program where the business resides outside of Montana, at June 30, 2015, and December 31, 2014, respectively.

The following table includes information regarding nonperforming assets.

	June 30,	December 31,
	2015	2014
	(Dollars in Thousands)

Non-accrual loans	$541	$962
Accruing loans delinquent 90 days or more	-	-
Restructured loans, net	47	48
Total nonperforming loans	588	1,010
Real estate owned and other repossessed assets, net	623	637
Total nonperforming assets	$1,211	$1,647

Total non-performing assets as a percentage of total assets	0.21%	0.29%

Allowance for loan losses	$2,950	$2,450

Percent of allowance for loan losses to non-performing loans	501.70%	242.57%

Percent of allowance for loan losses to non-performing assets	243.60%	148.76%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

Allowance for loan losses activity was as follows:

	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, April 1, 2015	$645	$1,226	$40	$306	$50	$358	$2,625
Charge-offs	-	-	-	-	(4)	-	(4)
Recoveries	-	-	-	-	1	-	1
Provision	40	199	5	20	5	59	328
Ending balance, June 30, 2015	$685	$1,425	$45	$326	$52	$417	$2,950

Allowance for loan losses:
Beginning balance, January 1, 2015	$684	$1,098	$35	$270	$46	$317	$2,450
Charge-offs	(137)	-	-	-	(15)	-	(152)
Recoveries	-	-	-	-	2	-	2
Provision	138	327	10	56	19	100	650
Ending balance, June 30, 2015	$685	$1,425	$45	$326	$52	$417	$2,950

Ending balance, June 30, 2015 allocated to
loans individually evaluated for impairment	$-	$-	$-	$-	$1	$25	$26

Ending balance, June 30, 2015 allocated to
loans collectively evaluated for impairment	$685	$1,425	$45	$326	$51	$392	$2,924

Loans receivable:
Ending balance, June 30, 2015	$106,852	$139,812	$10,513	$40,946	$14,480	$46,372	$358,975

Ending balance, June 30, 2015 of loans
individually evaluated for impairment	$632	$907	$-	$263	$42	$255	$2,099

Ending balance, June 30, 2015 of loans
collectively evaluated for impairment	$106,220	$138,905	$10,513	$40,683	$14,438	$46,117	$356,876

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, April 1, 2014	$471	$916	$27	$325	$44	$392	$2,175
Charge-offs	-	-	-	(68)	(24)	(144)	(236)
Recoveries	-	17	-	-	1	-	18
Provision	14	41	3	42	28	40	168
Ending balance, June 30, 2014	$485	$974	$30	$299	$49	$288	$2,125

Allowance for loan losses:
Beginning balance, January 1, 2014	$463	$914	$25	$324	$51	$343	$2,120
Charge-offs	-	(21)	-	(68)	(77)	(144)	(310)
Recoveries	-	17	-	-	2	-	19
Provision	22	64	5	43	73	89	296
Ending balance, June 30, 2014	$485	$974	$30	$299	$49	$288	$2,125

Ending balance, June 30, 2014 allocated to
loans individually evaluated for impairment	$-	$-	$-	$31	$20	$15	$66

Ending balance, June 30, 2014 allocated to
loans collectively evaluated for impairment	$485	$974	$30	$268	$29	$273	$2,059

Loans receivable:
Ending balance, June 30, 2014	$92,321	$92,043	$6,923	$37,866	$12,964	$34,412	$276,529

Ending balance, June 30, 2014 of loans
individually evaluated for impairment	$660	$280	$-	$288	$101	$315	$1,644

Ending balance, June 30, 2014 of loans
collectively evaluated for impairment	$91,661	$91,763	$6,923	$37,578	$12,863	$34,097	$274,885

The Company utilizes a 5 point internal loan rating system, largely based on regulatory classifications, as follows:

Loans rated Pass: loans that are considered to be protected by the current net worth and paying capacity of the obligor, or by the value of the asset or the underlying collateral.

Loans rated Special Mention: loans that have potential weaknesses and are watched closely by management.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset at some future date.

Loans rated Substandard: loans that are inadequately protected by the current net worth and paying capacity of the obligor of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses.  They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Loans rated Doubtful: loans that have all the weaknesses inherent in those classified Substandard with the added characteristic of weaknesses making collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Loans rated Loss: loans that are considered uncollectible and of such small value that continuance as assets without establishment of a specific reserve is not warranted.  This classification does not mean that an asset has absolutely no recovery or salvage value, but, rather, that it is not practical or desirable to defer writing off a basically worthless asset even though practical recovery may be affected in the future.

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

Internal classification of the loan portfolio was as follows:

	June 30, 2015
	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Grade:
Pass	$106,220	$138,905	$10,513	$40,683	$14,438	$46,117	$356,876
Special mention	-	-	-	-	-	-	-
Substandard	632	907	-	263	35	230	2,067
Doubtful	-	-	-	-	6	-	6
Loss	-	-	-	-	1	25	26
Total	$106,852	$139,812	$10,513	$40,946	$14,480	$46,372	$358,975

Credit risk profile based on payment activity
Performing	$106,814	$139,480	$10,513	$40,808	$14,457	$46,315	$358,387
Restructured loans	-	-	-	47	-	-	47
Nonperforming	38	332	-	91	23	57	541
Total	$106,852	$139,812	$10,513	$40,946	$14,480	$46,372	$358,975

	December 31, 2014
	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Grade:
Pass	$101,072	$117,627	$8,002	$39,343	$13,772	$37,307	$317,123
Special mention	-	-	-	-	-	-	-
Substandard	1,331	-	-	328	41	229	1,929
Doubtful	-	-	-	-	7	-	7
Loss	140	-	-	-	7	-	147
Total	$102,543	$117,627	$8,002	$39,671	$13,827	$37,536	$319,206

Credit risk profile based on payment activity
Performing	$101,722	$117,627	$8,002	$39,575	$13,811	$37,459	$318,196
Restructured loans	-	-	-	48	-	-	48
Nonperforming	821	-	-	48	16	77	962
Total	$102,543	$117,627	$8,002	$39,671	$13,827	$37,536	$319,206

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables include information regarding delinquencies within the loan portfolio.

	June 30, 2015
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
	(In Thousands)
Residential mortgage (1-4 family)	$943	$38	$981	$105,871	$106,852	$-
Commercial real estate	670	332	1,002	138,810	139,812	-
Real estate construction	989	-	989	9,524	10,513	-
Home equity	399	91	490	40,456	40,946	-
Consumer	199	23	222	14,258	14,480	-
Commercial	201	57	258	46,114	46,372	-
Total	$3,401	$541	$3,942	$355,033	$358,975	$-

	December 31, 2014
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
	(In Thousands)
Residential mortgage (1-4 family)	$203	$821	$1,024	$101,519	$102,543	$-
Commercial real estate	131	-	131	117,496	117,627	-
Real estate construction	-	-	-	8,002	8,002	-
Home equity	303	48	351	39,320	39,671	-
Consumer	258	16	274	13,553	13,827	-
Commercial	331	77	408	37,128	37,536	-
Total	$1,226	$962	$2,188	$317,018	$319,206	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables include information regarding impaired loans.

	June 30, 2015
		Unpaid		Interest	Average
	Recorded	Principal	Related	Income	Recorded
	Investment	Balance	Allowance	Recognized	Investment
	(In Thousands)
With no related allowance:
Residential mortgage (1-4 family)	$632	$632	$-	$12	$641
Commercial real estate	907	907	-	11	453
Construction	-	-	-	-	-
Home equity	263	327	-	4	295
Consumer	41	73	-	1	45
Commercial	230	245	-	4	230

With a related allowance:
Residential mortgage (1-4 family)	-	-	-	-	411
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	1	1	1	-	4
Commercial	25	40	25	-	13

Total:
Residential mortgage (1-4 family)	632	632	-	12	1,052
Commercial real estate	907	907	-	11	453
Construction	-	-	-	-	-
Home equity	263	327	-	4	295
Consumer	42	74	1	1	49
Commercial	255	285	25	4	243
Total	$2,099	$2,225	$26	$32	$2,092

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. TROUBLED DEBT RESTRUCTURINGS

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the quarter ended December 31, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of that fiscal year starting July 1, 2011 for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed receivables as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired.  As of June 30, 2015, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $47,000 (310-40-65-1(b)), and there was no allowance for credit losses associated with these receivables, on the basis of a current evaluation of loss (310-40-65-1(b)).  There was $34,000 charged-off at the time of restructure related to these receivables.

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

June 30, 2015
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

During the three and six months ended June 30, 2015 and 2014, there were no new restructured loans.

There were no loans modified as a troubled debt restructured loan within the previous six months for which there was a payment default during the six months ended June 30, 2015.

A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.  As of June 30, 2015 and December 31, 2014, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. DEPOSITS

Deposits are summarized as follows:

	June 30,	December 31,
	2015	2014
	(In Thousands)

Noninterest checking	$69,565	$60,507
Interest-bearing checking	79,654	76,367
Savings	66,104	62,455
Money market	92,347	91,431
Time certificates of deposit	157,911	150,223
Total	$465,581	$440,983

NOTE 6. SUBORDINATED DEBENTURES

Subordinated debentures consisted of the following:

	June 30, 2015		December 31, 2014
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)
Subordinated debentures:
Variable at 3-Month Libor plus 1.42%, due 2035	$5,155	$-	$5,155	$-
Fixed at 6.75%, due 2025	10,000	(150)	-	-
Total	$15,155	$(150)	$5,155	$-

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to Eagle Bancorp Statutory Trust I (“the Trust”).  The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000.  Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005.  The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at 3-Month LIBOR plus 1.42%, making the rate 1.703% and 1.676% as of June 30, 2015 and December 31, 2014, respectively.  Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years.  The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date.

In June 2015, the Company completed the issuance of $10,000,000 in aggregate principal amount of subordinated notes due in 2025 in a private placement transaction to an institutional accredited investor.  The notes will bear interest at an annual fixed rate of 6.75% and interest will be paid quarterly through maturity date or earlier redemption.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. EARNINGS PER SHARE

Basic earnings per share for the three months ended June 30, 2015 was computed using 3,822,981 weighted average shares outstanding. Basic earnings per share for the three months ended June 30, 2014 was computed using 3,916,233 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased.  The weighted average shares outstanding for the diluted earnings per share calculations was 3,860,236 for the three months ended June 30, 2015 and 3,971,036 for the three months ended June 30, 2014.

Basic earnings per share for the six months ended June 30, 2015 was computed using 3,833,739 weighted average shares outstanding. Basic earnings per share for the six months ended June 30, 2014 was computed using 3,916,233 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased.  The weighted average shares outstanding for the diluted earnings per share calculations was 3,870,994 for the six months ended June 30, 2015 and 3,971,036 for the six months ended June 30, 2014.

NOTE 8. DIVIDENDS AND STOCK REPURCHASE PROGRAM

For the six month transition period from July 1, 2014 through December 31, 2014, Eagle paid dividends of $0.075 per share each quarter.  A dividend of $0.075 per share was declared on January 22, 2015, and paid March 6, 2015 to shareholders of record on February 13, 2015.  A dividend of $0.075 per share was declared on April 23, 2015, payable on June 6, 2015 to shareholders of record on May 13, 2015.  A dividend of $0.0775 per share was declared on July 23, 2015, payable on September 4, 2015 to shareholders of record on August 14, 2015.

On July 1, 2013, the Company announced that its Board of Directors authorized a common stock repurchase program for 150,000 shares of common stock, effective July 1, 2013.  The Company did not purchase any shares of our common stock during the fiscal year ended June 30, 2014.  The repurchase program expired on June 30, 2014.

On July 1, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to 200,000 shares of its common stock. Under the plan, shares may be purchased by the company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations.  The Company has purchased 110,800 shares of its common stock.  The repurchase program expired on June 30, 2015.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

	Unrealized	Unrealized
	Gains (Losses)	(Losses) Gains
	on Derivatives	on Investment
	Designated as	Securities
	Cash Flow Hedges	Available for Sale	Total
	(In Thousands)

Balance, January 1, 2015	$294	$(509)	$(215)
Other comprehensive income,
before reclassifications and income taxes	529	1,495	2,024
Amounts reclassified from accumulated other
comprehensive income, before income taxes	(496)	(186)	(682)
Income tax expense	(13)	(534)	(547)
Total other comprehensive income	20	775	795
Balance, March 31, 2015	314	266	580
Other comprehensive income (loss),
before reclassifications and income taxes	462	(2,698)	(2,236)
Amounts reclassified from accumulated other
comprehensive income (loss), before income taxes	(529)	(48)	(577)
Income tax benefit	27	1,120	1,147
Total other comprehensive loss	(40)	(1,626)	(1,666)
Balance, June 30, 2015	$274	$(1,360)	$(1,086)

Balance, January 1, 2014	$217	$(5,934)	$(5,717)
Other comprehensive income,
before reclassifications and income taxes	238	3,489	3,727
Amounts reclassified from accumulated other
comprehensive income, before income taxes	(366)	(196)	(562)
Income tax benefit (expense)	52	(1,343)	(1,291)
Total other comprehensive (loss) income	(76)	1,950	1,874
Balance, March 31, 2014	141	(3,984)	(3,843)
Other comprehensive income,
before reclassifications and income taxes	461	2,490	2,951
Amounts reclassified from accumulated other
comprehensive income, before income taxes	(238)	(41)	(279)
Income tax expense	(91)	(997)	(1,088)
Total other comprehensive income	132	1,452	1,584
Balance, June 30, 2014	$273	$(2,532)	$(2,259)

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
	Asset Derivatives				Liabilities Derivatives
	June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
(In Thousands)
Derivatives designated
as hedging instruments
under ASC 815							Other
Interest rate contracts	n/a	$-	n/a	$-	n/a	$-	Liabilities	$579

Change in fair value of
financial instrument being
hedged under ASC 815
Interest rate contracts	Loans	$137	Loans	$138	n/a	$-	n/a	$-

Effect of Derivative Instruments on Statement of Income
For the Three Months Ended June 30, 2015 and 2014
(In Thousands)
		Amount of
	Location of	Gain or (Loss)
Derivatives Designated	Gain or (Loss)	Recognized in
as Hedging Instruments	Recognized in	Income on Derivative
Under ASC 815	Income on Derivative	2015	2014
Interest rate contracts	Noninterest income	$-	$(62)

Effect of Derivative Instruments on Statement of Income
For the Six Months Ended June 30, 2015 and 2014
(In Thousands)
		Amount of
	Location of	Gain or (Loss)
Derivatives Designated	Gain or (Loss)	Recognized in
as Hedging Instruments	Recognized in	Income on Derivative
Under ASC 815	Income on Derivative	2015	2014
Interest rate contracts	Noninterest income	$(93)	$(134)

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of interest rate lock commitments was $17,165,000 and $12,276,000 at June 30, 2015 and December 31, 2014, respectively.

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

Loan Subject to Fair Value Hedge – The Company previously had one loan that was carried at fair value subject to a fair value hedge.  Fair value was determined utilizing valuation models that considered the scheduled cash flows through anticipated maturity and was considered a Level 2 input.  The interest rate swap was terminated during the quarter ended March 31, 2015.  See Note 10 – Derivatives and Hedging Activities for more information.

Derivative financial instruments – Fair values for interest rate swap agreements were based upon the amounts required to settle the contracts.  These instruments were valued using Level 3 inputs utilizing valuation models that considered: (a) time value, (b) volatility factors and (c) current market and contractual prices for the underlying instruments, as well as other relevant economic measures.  Although the Company utilized counterparties’ valuations to assess the reasonableness of its prices and valuation techniques, there was not sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.  The interest rate swap was terminated during the quarter ended March 31, 2015.  See Note 10 – Derivatives and Hedging Activities for more information.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. FAIR VALUE DISCLOSURES - continued

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	June 30, 2015
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial Assets:
Available-for-sale securities
U.S. government and agency	$-	$12,372	$-	$12,372
Municipal obligations	-	65,496	-	65,496
Corporate obligations	-	11,179	-	11,179
MBSs - government-backed	-	33,450	-	33,450
CMOs - government backed	-	26,269	-	26,269
Loans held-for-sale	-	17,184	-	17,184

	December 31, 2014
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial Assets:
Available-for-sale securities
U.S. government and agency	$-	$33,181	$-	$33,181
Municipal obligations	-	71,885	-	71,885
Corporate obligations	-	6,005	-	6,005
MBSs - government-backed	-	21,964	-	21,964
CMOs - government backed	-	28,752	-	28,752
Loans held-for-sale	-	17,587	-	17,587
Financial Liability:
Derivative financial instruments	-	579	-	579

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

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2015
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$2,073	$2,073
Repossessed assets	-	-	623	623

	December 31, 2014
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$1,936	$1,936
Repossessed assets	-	-	637	637

During the six months ended June 30, 2015, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $2,099,000 were reduced by specific valuation allowance allocations totaling $26,000 to a total reported fair value of $2,073,000 based on collateral valuations utilizing Level 3 valuation inputs.

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

	Fair Value at		Principal	Significant	Range of
	June 30,	December 31,	Valuation	Unobservable	Signficant Input
Instrument	2015	2014	Technique	Inputs	Values
(Dollars In Thousands)

			Appraisal of	Appraisal
Impaired loans	$2,073	$1,936	collateral (1)	adjustments	10-30%

			Appraisal of	Liquidation
Repossessed Assets	$623	$637	collateral (1)(3)	expenses (2)	10-30%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable, less associated allowance.
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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. FAIR VALUE DISCLOSURES - continued

FASB ASC Topic 825 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value.  Below is a table that summarizes the fair market values of all financial instruments of the Company at June 30, 2015 and December 31, 2014, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

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

	June 30, 2015
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$8,727	$-	$-	$8,727	$8,727
Federal Home Loan Bank stock	2,326	-	-	2,326	2,326
Federal Reserve Bank stock	642	-	-	642	642
Loans receivable, net	-	-	360,449	360,449	353,347
Accrued interest and dividends
receivable	2,337	-	-	2,337	2,337
Mortgage servicing rights	-	-	5,849	5,849	4,517
Cash surrender value of life insurance	11,898	-	-	11,898	11,898
Financial Liabilities:
Non-maturing interest bearing deposits	-	238,105	-	238,105	238,105
Non-interest bearing deposits	69,565	-	-	69,565	69,565
Time certificates of deposit	-	-	158,637	158,637	157,911
Accrued expenses and other liabilities	5,463	-	-	5,463	5,463
Federal Home Loan Bank advances
and other borrowings	-	-	43,768	43,768	43,611
Subordinated debentures
less debt issuance costs	-	-	13,785	13,785	15,005
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. FAIR VALUE DISCLOSURES – continued

	December 31, 2014
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$12,502	-	$-	$12,502	$12,502
Federal Home Loan Bank stock	1,968	-	-	1,968	1,968
Federal Reserve Bank stock	641	-	-	641	641
Loans receivable, net	-	-	321,312	321,312	314,334
Accrued interest and dividends
receivable	2,318	-	-	2,318	2,318
Mortgage servicing rights	-	-	5,168	5,168	4,115
Cash surrender value of life insurance	11,735	-	-	11,735	11,735
Financial Liabilities:
Non-maturing interest bearing deposits	-	230,253	-	230,253	230,253
Non-interest bearing deposits	60,507	-	-	60,507	60,507
Time certificates of deposit	-	-	151,004	151,004	150,223
Accrued expenses and other liabilities	4,578	-	-	4,578	4,578
Federal Home Loan Bank advances
and other borrowings	-	-	55,273	55,273	54,993
Subordinated debentures			3,854	3,854	5,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

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

Mortgage servicing rights – the fair value of servicing rights was determined using discount rates ranging from approximately 10.00% to 12.00%, prepayment speeds ranging from approximately 100.00% to 399.00% PSA, depending on stratification of the specific right.  The fair value was also adjusted for the effect of potential past dues and foreclosures.

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

Advances from the FHLB and Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective June 30, 2015 and December 31, 2014, respectively if the borrowings repriced according to their stated terms.

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

NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update No. 2014-9, Revenue from Contracts with Customers (Topic 606).  This guidance is a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. On July 9, 2015, the FASB agreed to delay the effective date of the standard by one year.  Therefore, the new standard will be effective in the first quarter of 2018 and is not expected to have a significant impact to the Company’s financial statements.

In 2015, the FASB amended its authoritative guidance related to debt issuance costs.  The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability.  However, the recognition and measurement guidance related to debt issuance costs is not affected by this amendment.  The amendment is effective for annual and interim reporting periods beginning after December 15, 2015 and is to be applied on a retrospective basis.  Early adoption is permitted.  The Company adopted this standard during the quarter ended June 30, 2015 and has included the required disclosures in this report on Form 10-Q.

NOTE 13. SUBSEQUENT EVENTS

On July 23, 2015, the Board of Directors authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations.  The repurchase program expires on July 23, 2016.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s primary business activity is the ownership of its wholly owned subsidiary, Opportunity Bank of Montana (the “Bank”).  The Bank is a Montana chartered commercial bank that focuses on both consumer and commercial lending.  It engages in typical banking activities:  acquiring deposits from local markets and originating loans and investing in securities.  Its deposits are insured by the Federal Deposit Insurance Corporation.  The Bank’s primary component of earnings is its net interest margin (also called spread or margin), the difference between interest income and interest expense.  The net interest margin is managed by management (through the pricing of its products and by the types of products offered and kept in portfolio), and is affected by changes in market interest rates.  The Bank also generates noninterest income in the form of fee income and gain on sale of loans.

The Bank has a strong mortgage lending focus, with a large portion of its loan originations represented by single-family residential mortgages.  The Bank has also successfully marketed home equity loans to its customers, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.).  Over the past several years the Bank has focused on adding commercial loans to its portfolio, both real estate and non-real estate.  We have made significant progress in this initiative.  The purpose of this diversification is to mitigate the Bank’s dependence on the residential mortgage market, as well as to improve its ability to manage its spread.  The Bank’s investment portfolio grew substantially with the Sterling branch acquisition in December 2012.  As such, management is also focused on decreasing the investment portfolio as a percentage of total assets and offsetting this with growth in the loan portfolio.  The Bank’s management recognizes that fee income will also enable it to be less dependent on specialized lending and it now maintains a significant loan serviced portfolio which provides a steady source of fee income.  Fee income is also supplemented with fees generated from the Bank’s deposit accounts.  The Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread.  Non-maturity deposits and certificates of deposits do not automatically reprice as interest rates rise.  Gain on sale of loans also provides significant noninterest income in periods of high mortgage loan origination volumes.  Such income will be adversely affected in periods of lower mortgage activity.

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

The level and movement of interest rates impacts the Bank’s earnings as well.  The Federal Reserve’s Federal Open Market Committee (“FOMC”) did not change the federal funds target rate which remained at 0.25% during the six months ended June 30, 2015.

From time to time the Bank has considered growth through mergers or acquisition as an alternative to its strategy of organic growth. In this regard, the Bank has experienced an increase in mortgage loan originations due to the Sterling branch acquisition which closed in December 2012.  Deposit fee income has also increased due to the increase in the number of accounts.  The addition of the wealth management division from the acquisition has also increased noninterest income.  Operating expenses, primarily salaries and employee benefits also increased as a result of the acquisition. The Bank is currently undergoing a core systems conversion that is expected to be completed in the third quarter of this year.  Future cost savings are anticipated due to the core systems conversion.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between June 30, 2015 and December 31, 2014.

Total assets at June 30, 2015 were $583.37 million, an increase of $23.16 million, or 4.1%, from $560.21 million at December 31, 2014.  Loans receivable increased by $39.15 million, or 12.4%, to $355.42 million at June 30, 2015.  Securities available-for-sale decreased by $13.02 million, or 8.0%, to $148.77 million at June 30, 2015.  Total liabilities at June 30, 2015 were $529.66 million, an increase of $23.95 million, or 4.7%, from $505.71 million at December 31, 2014.  Total deposits increased $24.60 million or 5.6%, to $465.58 at June 30, 2015.  Subordinated debentures less debt issuance costs increased $9.85 million to $15.01 million at June 30, 2015.  FHLB advances and other borrowings decreased $11.38 million, or 20.7%, to $43.61 million at June 30, 2015.

Balance Sheet Details

Cash and Cash Equivalents and Investment Securities

The following table summarizes investment securities:

	June 30,		December 31,
	2015		2014
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency	$12,372	8.12%	$33,181	20.11%
Municipal obligations	65,496	42.98%	71,885	43.57%
Corporate obligations	11,179	7.34%	6,005	3.64%
MBSs - government-backed	33,450	21.96%	21,964	13.31%
CMOs - government-backed	26,269	17.24%	28,752	17.42%

Total securities available-for-sale	148,766	97.64%	161,787	98.05%

Interest-bearing deposits	619	0.41%	613	0.37%

FHLB capital stock, at cost	2,326	1.53%	1,968	1.19%

FRB capital stock, at cost	642	0.42%	641	0.39%

Total	$152,353	100.00%	$165,009	100.00%

Total cash and cash equivalents decreased $3.77 million from December 31, 2014 to June 30, 2015.  Securities available-for-sale decreased $13.02 million or 8.0% during the same period.  The largest decrease in securities available-for-sale was in U.S. government and agency securities which decreased $20.81 million largely due to sales activity.  Municipal obligations decreased by $6.39 million and CMOs decreased by $2.48 million.  These decreases were partially offset by increases in MBSs of $11.49 million and increases in corporate obligations of $5.17 million largely due to purchase activity.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	June 30,		December 31,
	2015		2014
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential mortgage
(1-4 family) (1)	$106,852	29.77%	$102,543	32.12%
Commercial real estate	139,812	38.94%	117,627	36.85%
Real estate construction	10,513	2.93%	8,002	2.51%
Total real estate loans	257,177	71.64%	228,172	71.48%

Other loans:
Home equity	40,946	11.41%	39,671	12.43%
Consumer	14,480	4.03%	13,827	4.33%
Commercial	46,372	12.92%	37,536	11.76%
Total other loans	101,798	28.36%	91,034	28.52%

Total loans	358,975	100.00%	319,206	100.00%

Deferred loan fees, net	(605)		(486)
Allowance for loan losses	(2,950)		(2,450)

Total loans, net	$355,420		$316,270

(1) Excludes loans held for sale.

Commercial real estate loans increased by $22.19 million, commercial loans increased by $8.84 million and residential mortgage loans increased by $4.31 million.  Construction, consumer and home equity loans also increased.  Total loan originations were $183.55 million for the six months ended June 30, 2015, with single family mortgages accounting for $122.67 million of the total.  Commercial real estate and land loan originations totaled $32.77 million.  Home equity and construction loan originations totaled $5.58 million and $8.63 million, respectively, for the same period. Consumer loans originated totaled $4.32 million.  Commercial loans originated totaled $9.58 million, with none originating from loan syndication programs with borrowers residing outside of Montana. Loans held-for-sale decreased slightly to $17.18 million at June 30, 2015 from $17.59 million at December 31, 2014.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities– continued

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions.  If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt.  Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of.  When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs.  The initial recording of any loss is charged to the allowance for loan losses.  As of June 30, 2015, the Bank had $619,000 of real estate owned.

The following table sets forth information regarding nonperforming assets:

	June 30,	December 31,
	2015	2014
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential mortgage (1-4 family)	$38	$821
Commercial real estate	332	-
Other loans:
Home equity	91	48
Consumer	23	16
Commercial	57	77
Accruing loans delinquent 90 days or more	-	-
Restructured loans:
Home equity	47	48
Total nonperforming loans	588	1,010
Real estate owned and other repossed property, net	623	637
Total nonperforming assets	$1,211	$1,647

Total nonperforming loans to total loans	0.16%	0.32%
Total nonperforming loans to total assets	0.10%	0.18%
Total allowance for loan loss to nonperforming loans	501.70%	242.57%
Total nonperforming assets to total assets	0.21%	0.29%

Residential mortgage (1-4 family) non-accrual loans decreased in the six months ended June 30, 2015 due to one loan paid off via a short sale.  Commercial real estate non-accrual loans increased during the six months ended June 30, 2015 due to one loan moving to non-accrual status.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	June 30,		December 31,
	2015		2014

		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$69,565	14.94%	$60,507	13.72%
Interest bearing checking	79,654	17.11%	76,367	17.32%
Savings	66,104	14.20%	62,455	14.16%
Money market accounts	92,347	19.83%	91,431	20.73%
Total	307,670	66.08%	290,760	65.93%
Certificates of deposit accounts:
IRA certificates	34,271	7.36%	34,216	7.76%
Brokered certificates	11,266	2.42%	4,195	0.95%
Other certificates	112,374	24.14%	111,812	25.36%
Total certificates of deposit	157,911	33.92%	150,223	34.07%
Total deposits	$465,581	100.00%	$440,983	100.00%

Deposits.  Deposits increased $24.60 million, or 5.6%, to $465.58 million at June 30, 2015 from $440.98 million at December 31, 2014. Growth occurred across all deposit products.  Management attributes the continued organic increase in deposits to increased marketing of checking accounts as well as customers’ preference for placing funds in secure, federally insured accounts.  Brokered certificates increased $7.07 million to $11.27 million at June 30, 2015 from $4.20 million at December 31, 2014.  The increase is due to the purchase of three brokered certificates with coupon rates ranging from 0.55% to 1.35% and maturities ranging from December 2016 through December 2018.

Borrowings.  Advances from the FHLB and other borrowings decreased $11.38 million, or 20.7%, to $43.61 million at June 30, 2015 from $54.99 million at December 31, 2014.  The decrease is largely due to decreases in other short-term borrowings.  Other short-term borrowings were paid down with deposit inflows described above.  Subordinated debentures increased $9.85 million to $15.01 million at June 30, 2015 compared to $5.16 million at December 31, 2014.  In June 2015, the Company completed the issuance of $10.00 million in aggregate principal amount of subordinated notes due in 2025 in a private placement transaction to an institutional accredited investor.  The notes will bear interest at an annual fixed rate of 6.75% and interest will be paid quarterly through maturity date or earlier redemption.

Shareholders’ Equity

Total shareholders’ equity decreased $791,000, or 1.5%, to $53.71 million at June 30, 2015 from $54.50 million at December 31, 2014.  This was a result of an increase in accumulated other comprehensive loss of $871,000 (mainly due to an increase in net unrealized losses on securities available-for-sale), treasury stock purchased of $616,000 and dividends paid of $573,000 partially offset by net income of $1.18 million.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Net Interest Income – continued

The following tables include average balances for balance sheet items, as well as, interest and dividends and average yields related to the average balances.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended June 30,
	2015			2014
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(3)	Balance	Dividends	Cost(3)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
FHLB and FRB stock	$3,222	$20	2.45%	$1,875	$-	0.00%
Loans receivable, net	360,782	4,255	4.72%	281,557	3,379	4.80%
Investment securities	149,902	737	1.97%	194,155	1,117	2.30%
Interest-bearing deposits with banks	4,385	3	0.29%	4,127	3	0.25%
Total interest-earning assets	518,291	5,015	3.87%	481,714	4,499	3.74%
Noninterest-earning assets	49,262			46,720
Total assets	$567,553			$528,434

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Money market	$92,965	$27	0.12%	$89,723	$26	0.12%
Savings	66,791	7	0.04%	61,063	8	0.05%
Checking	80,388	6	0.03%	69,764	6	0.04%
Certificates of deposit	149,993	316	0.84%	153,766	292	0.76%
Advances from FHLB and other borrowings
including subordinated debt	53,402	170	1.28%	44,050	168	1.53%
Total interest-bearing liabilities	443,539	526	0.47%	418,366	500	0.48%
Non-interest checking	67,606			57,717
Other noninterest-bearing liabilities	3,215			1,724
Total liabilities	514,360			477,807

Total equity	53,193			50,627

Total liabilities and equity	$567,553			$528,434
Net interest income/interest rate spread(1)		$4,489	3.40%		$3,999	3.26%

Net interest margin(2)			3.46%			3.32%
Total interest-earning assets to interest-bearing liabilities			116.85%			115.14%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(2)	Net interest margin represents income before the provision for loan losses divided by average interest-earning assets.
(3)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Net Interest Income – continued

	For the Six Months Ended June 30,
	2015			2014
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(3)	Balance	Dividends	Cost(3)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
FHLB and FRB stock	$2,915	$20	1.39%	$1,884	$-	0.00%
Loans receivable, net	349,895	8,217	4.70%	272,068	6,633	4.88%
Investment securities	153,679	1,496	1.95%	195,271	2,183	2.24%
Interest-bearing deposits with banks	4,867	6	0.24%	4,032	4	0.20%
Total interest-earning assets	511,356	9,739	3.81%	473,255	8,820	3.73%
Noninterest-earning assets	48,168			47,160
Total assets	$559,524			$520,415

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Money market	$93,354	$51	0.11%	$90,833	$55	0.12%
Savings	65,510	13	0.04%	60,650	16	0.05%
Checking	77,929	13	0.03%	69,190	14	0.04%
Certificates of deposit	149,655	616	0.82%	154,612	576	0.74%
Advances from FHLB and other borrowings
including subordinated debt	50,960	334	1.31%	36,925	341	1.85%
Total interest-bearing liabilities	437,408	1,027	0.47%	412,210	1,002	0.49%
Non-interest checking	65,484			57,302
Other noninterest-bearing liabilities	2,990			1,080
Total liabilities	505,882			470,592

Total equity	53,642			49,823

Total liabilities and equity	$559,524			$520,415
Net interest income/interest rate spread(1)		$8,712	3.34%		$7,818	3.24%

Net interest margin(2)			3.41%			3.30%
Total interest-earning assets to interest-bearing liabilities			116.91%			114.81%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(2)	Net interest margin represents income before the provision for loan losses divided by average interest-earning assets.
(3)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rate/Volume Analysis

The following tables present the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume multiplied by the old rate; (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume, which have been allocated proportionately to the change due to volume and the change due to rate.

	For the Three Months Ended June 30,
	2015			2014
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Loans receivable, net	$951	$(75)	$876	$619	$(124)	$495
Investment securities	(255)	(125)	(380)	(171)	211	40
Interest-bearing
deposits with banks	-	1	1	3	(1)	2
Other earning assets	-	19	19	-	-	-
Total interest earning assets	696	(180)	516	451	86	537

Interest-bearing liabilities:
Savings, money market and
checking accounts	3	(4)	(1)	3	(5)	(2)
Certificates of deposit	(7)	32	25	(4)	25	21
Advances from FHLB and other borrowings
including subordinated debentures	36	(34)	2	4	(80)	(76)
Total interest-bearing liabilities	32	(6)	26	3	(60)	(57)

Change in net interest income	$664	$(174)	$490	$448	$146	$594

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rate/Volume Analysis – continued

	For the Six Months Ended June 30,
	2015			2014
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Loans receivable, net	$1,897	$(313)	$1,584	$1,047	$(310)	$737
Investment securities	(465)	(222)	(687)	(288)	307	19
Interest-bearing
deposits with banks	1	1	2	1	(8)	(7)
Other earning assets	-	20	20	-	-	-
Total interest earning assets	1,433	(514)	919	760	(11)	749

Interest-bearing liabilities:
Savings, money market and
checking accounts	5	(13)	(8)	6	(12)	(6)
Certificates of deposit	(18)	59	41	(9)	58	49
Advances from FHLB and other borrowings
including subordinated debentures	129	(137)	(8)	(22)	(111)	(133)
Total interest-bearing liabilities	116	(91)	25	(25)	(65)	(90)

Change in net interest income	$1,317	$(423)	$894	$785	$54	$839

Results of Operations for the Three Months Ended June 30, 2015 and 2014

Net Income.  Eagle’s net income for the quarter was $792,000 compared to $862,000 of net income for the three months ended June 30, 2014.  The decrease of $70,000, or 8.1%, was due increases in noninterest expense of $729,000 and increases in income tax expense of $595,000, partially offset by increases in net interest income after loan loss provision of $330,000 and increases in noninterest income of $924,000.  Basic earnings per share were $0.21 for the current period and $0.22 per share for the prior year comparable period.  Diluted earnings per share were $0.21 for the current period and $0.21 per share for the prior year comparable period.

Net Interest Income.  Net interest income increased to $4.49 million for the quarter ended June 30, 2015, from $4.00 million for the previous year’s quarter.  This increase of $490,000 was primarily the result of an increase in interest and dividend income.

Interest and Dividend Income.  Interest and dividend income was $5.02 million for the quarter ended June 30, 2015, compared to $4.50 million for the quarter ended June 30, 2014, an increase of $516,000, or 11.5%.  Interest and fees on loans increased to $4.26 million for the three months ended June 30, 2015 from $3.38 million for the same period ended June 30, 2014.  This increase of $876,000, or 25.9%, was due to an increase in the average balance of loans partially offset by a decrease in the average yield of loans for the quarter ended June 30, 2015.  Average balances for loans receivable, net, including loans held-for-sale, for the quarter ended June 30, 2015 were $360.78 million, compared to $281.56 million for the prior year period.  This represents an increase of $79.22 million, or 28.1%.  The average interest rate earned on loans receivable decreased by 8 basis points, from 4.80% to 4.72%.  Interest and dividends on investment securities available-for-sale decreased by $380,000 or 34.0% for the quarter ended June 30, 2015.  Average interest rates earned on investments decreased to 1.97% from 2.30%.  Average balances for investments decreased to $149.90 million for the quarter ended June 30, 2015, from $194.16 million for the quarter ended June 30, 2014.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2015 and 2014 – continued

Interest Expense.  Total interest expense was $526,000 for the quarter ended June 30, 2015 compared to $500,000 for the quarter ended June 30, 2014.  The slight increase was primarily due to increases in interest on deposits.  The increase in interest on deposits is due to higher overall average balances for interest-bearing deposits.  The overall average rate on interest-bearing deposits was consistent with the previous year’s quarter.  Although the average borrowing balance (including subordinated debentures) increased, the average rate for the quarter ended June 30, 2015 decreased compared the previous year’s quarter.  The average balance for borrowings was $53.40 million for June 30, 2015 compared to $44.05 for June 30, 2014.  The increase in the average balance is due to issuance of $10.00 million in aggregate principal amount of subordinated notes due in 2025.  The average rate paid on borrowings decreased from 1.53% last year to 1.28% for the quarter ended June 30, 2015.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions and past due loans in the portfolio.  The Bank’s policies require a review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  The Bank recorded $328,000 in provision for loan losses for the quarter ended June 30, 2015 and $168,000 in the quarter ended June 30, 2014.  The provision for loan losses has been increased to keep pace with increasing loan production that is fueling loan growth.

Noninterest Income. Total noninterest income increased to $3.28 million for the quarter ended June 30, 2015, from $2.35 million for the quarter ended June 30, 2014, an increase of $924,000 or 39.3%.  The increase is primarily due to increases in net gain on sale of loans which increased to $1.86 million for the quarter ended June 30, 2015 from $1.20 million.

Noninterest Expense.  Noninterest expense was $6.47 million for the quarter ended June 30, 2015 compared to $5.74 million for the quarter ended June 30, 2014.  The increase is largely due to increased salaries and employee benefits expenses of $456,000.  The increased salaries expense is due to higher mortgage commissions for the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014.

Income Tax Expense.  Income tax expense was $172,000 for the quarter ended June 30, 2015, compared to income tax benefit of $423,000 for the quarter ended June 30, 2014.  The effective tax rate for the quarter ended June 30, 2015 was 17.84%.  Tax free municipal bond income and Bank owned life insurance income contributed to the lower effective tax rates for the periods.  In addition, the deductibility of goodwill that resulted from the Sterling branch acquisition, for tax purposes has helped to reduce the effective tax rate.  The Company has equity investments in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period and are estimated to be $95,000 per quarter depending on Eagle’s taxable income level.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

Net Income.  Eagle’s net income for the six months was $1.18 million compared to $970,000 of net income for the six months ended June 30, 2014.  The increase of $208,000, or 21.4%, was primarily due to increases in net interest income after loan loss provision of $540,000 and increases in noninterest income of $1.69 million, partially offset by increases in noninterest expense of $1.39 million and increases in income tax expense of $624,000.  Basic earnings per share were $0.31 for the current period and $0.25 per share for the prior year comparable period.  Diluted earnings per share were $0.30 for the current period and $0.24 per share for the prior year comparable period.

Net Interest Income.  Net interest income increased to $8.71 million for the six months ended June 30, 2015, from $7.82 million for the previous year’s six month period.  This increase of $894,000 was primarily the result of an increase in interest and fees on loans of $1.59 million partially offset by a decrease in interest on securities available-for-sale of $687,000.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended June 30, 2015 and 2014 – continued

Interest and Dividend Income.  Interest and dividend income was $9.74 million for the six months ended June 30, 2015, compared to $8.82 million for the six months ended June 30, 2014, an increase of $919,000, or 10.4%.  Interest and fees on loans increased to $8.22 million for the six months ended June 30, 2015 from $6.63 million for the same period ended June 30, 2014.  This increase of $1.59 million, or 24.0%, was due to an increase in the average balance of loans partially offset by a decrease in the average yield of loans for the six months ended June 30, 2015.  Average balances for loans receivable, net, including loans held-for-sale, for the six months ended June 30, 2015 were $349.90 million, compared to $272.07 million for the prior year period.  This represents an increase of $77.83 million, or 28.6%.  The average interest rate earned on loans receivable decreased by 18 basis points, from 4.88% to 4.70%.  Interest and dividends on investment securities available-for-sale decreased by $687,000 or 31.5% for the six months ended June 30, 2015.  Average interest rates earned on investments decreased to 1.95% from 2.24%.  Average balances for investments decreased to $153.68 million for the six months ended June 30, 2015, from $195.27 million for the six months ended June 30, 2014.

Interest Expense.  Total interest expense for the six months was $1.03 million which is comparable to total interest expense of $1.00 million for the six months ended June 30, 2014.  The slight increase was attributable to increases in interest expense on deposits.    The increase in interest on deposits is due to higher overall average balances for interest-bearing deposits.  The overall average rate on interest-bearing deposits was consistent with the previous year’s six months.  Although the average borrowing balance (including subordinated debt) increased, the average rate paid decreased resulting in a decrease in interest paid on borrowings to $334,000 for the six months ended June 30, 2015 compared to $341,000 paid in the previous year’s six month period.  The average rate paid on borrowings decreased from 1.85% last year to 1.31% for the six months ended June 30, 2015.  The increase in the average balance was impacted by the issuance of $10.00 million in aggregate principal amount of subordinated notes due in 2025.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions and past due loans in the portfolio.  The Bank’s policies require a review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  The Bank recorded $650,000 in provision for loan losses for the six months ended June 30, 2015 and $296,000 in the six months ended June 30, 2014.  The provision for loan losses has been increased to keep pace with increasing loan production that is fueling loan growth.  Total nonperforming loans, including restructured loans, was $588,000 at June 30, 2015.  As of June 30, 2015, the Bank had $623,000 in foreclosed real estate property and other repossessed property.

Noninterest Income. Total noninterest income increased to $6.16 million for the six months ended June 30, 2015, from $4.47 million for the six months ended June 30, 2014, an increase of $1.69 million or 37.8%.  The increase is primarily due to increases in net gain on sale of loans which increased to $3.49 million for the six months ended June 30, 2015 from $2.03 million.

Noninterest Expense.  Noninterest expense was $12.83 million for the six months ended June 30, 2015 compared to $11.44 million for the six months ended June 30, 2014.  The increase of $1.39 million is largely due to increased salaries and employee benefits expenses of $626,000 and increased data processing fees of $106,000.  The increased salaries expense is due to higher mortgage commissions for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.  Amortization of mortgage servicing fees also increased.

Income Tax Expense.  Income tax expense was $208,000 for the six months ended June 30, 2015, compared to income tax benefit of $416,000 for the six months ended June 30, 2014.  The effective tax rate for the six months ended June 30, 2015 was 15.01%.  Tax free municipal bond income and Bank owned life insurance income contributed to the lower effective tax rates for the periods.  In addition, the deductibility of goodwill that resulted from the Sterling branch acquisition, for tax purposes has helped to reduce the effective tax rate.  The Company has equity investments in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period and are estimated to be $95,000 per quarter depending on Eagle’s taxable income level.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity, Interest Rate Sensitivity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Montana Division of Banking and FRB regulations.  The liquidity requirement is retained for safety and soundness purposes, and appropriate levels of liquidity will depend upon the types of activities in which the company engages.  For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined.  In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets.  “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with FHLB.  The Bank exceeded those minimum ratios as of both June 30, 2015 and December 31, 2014.

The Bank’s primary sources of funds are deposits, repayment of loans and mortgage-backed and collateralized mortgage obligation securities, maturities of investments, funds provided from operations, and advances from the FHLB and other borrowings.  Scheduled repayments of loans and mortgage-backed and collateralized mortgage obligation securities and maturities of investment securities are generally predictable.  However, other sources of funds, such as deposit flows and loan prepayments, can be greatly influenced by the general level of interest rates, economic conditions and competition.  The Bank uses liquidity resources principally to fund existing and future loan commitments.  It also uses them to fund maturing certificates of deposit, demand deposit withdrawals and to invest in other loans and investments, maintain liquidity and meet operating expenses.

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on commitments to make loans and management’s assessment of the Bank’s ability to generate funds.

At May 31, 2015 (the most recent report available), the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, decreased the economic value of equity (“EVE”) by 0.4% compared to a decrease of 11.6% at November 30, 2014 (the most recent report available for December 31, 2014).  The change in the decrease in the EVE is partly due to the change in the average life assumptions of non-maturity deposits used in the calculation.  The average lives were increased due to a recent non-maturity deposit analysis performed by the Company’s consultant.  The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.

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

The Bank’s tier I core capital ratio, as measured under State of Montana and FRB rules, increased from 8.62% as of December 31, 2014 to 9.98% as of June 30, 2015.  The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

As of June 30, 2015, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At June 30, 2015, the Bank’s tangible, core, and risk-based capital ratios amounted to 9.98%, 9.98% and 14.94%, respectively, compared to regulatory requirements of 1.50%, 3.00%, and 8.00%, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity, Interest Rate Sensitivity and Capital Resources – continued

	At June 30, 2015
	(Unaudited)
	Dollar	% of
	Amount	Assets
	(Dollars in Thousands)
Tangible capital:
Capital level	$56,570	9.98%
Requirement	8,505	1.50
Excess	$48,065	8.48%

Core capital:
Capital level	$56,570	9.98%
Requirement	17,010	3.00
Excess	$39,560	6.98%

Risk-based capital:
Capital level	$59,520	14.94%
Requirement	31,874	8.00
Excess	$27,646	6.94%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONTROLS AND PROCEDURES

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of June 30, 2015, our disclosure controls and procedures were effective.  During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 1, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to 200,000 shares of its common stock.  Under the plan, shares could be purchased by the company on the open market or in privately negotiated transactions.  During the six month transition period ended December 31, 2014, 55,000 shares were purchased at an average price of $10.66 per share.  During the three months ended March 31, 2015, 55,800 shares were purchased at an average price of $11.03 per share.  There were no repurchases during the quarter ended June 30, 2015.  The repurchase program expired on June 30, 2015.

On July 23, 2015, the Board of Directors authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations.  The repurchase program expires on July 23, 2016.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

Part II - OTHER INFORMATION (CONTINUED)

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

4.1	Form of 6.75% Subordinated Note due 2025 (Incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 19, 2015).

10.1	Form of Subordinated Note Purchase Agreement (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 19, 2015).

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

EAGLE BANCORP MONTANA, INC.

Date: August 12, 2015	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: August 12, 2015	By:	/s/ Laura F. Clark
Laura F. Clark
Senior Vice President/CFO