Form 10-Q
period 2015-09-30
Eagle Bancorp Montana, Inc.
filed 2015-11-10
CIK 1478454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	3,776,916 shares outstanding
As of November 10, 2015

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

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
●
the Company’s ability to develop and maintain secure and reliable information technology systems, effectively defend itself against cyberattacks or recover from breaches to its cybersecurity infrastructure;

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS:
Cash and due from banks	$6,529	$11,889
Interest-bearing deposits in banks	717	613
Total cash and cash equivalents	7,246	12,502

Securities available-for-sale	147,460	161,787
Federal Home Loan Bank stock	2,853	1,968
Federal Reserve Bank stock	642	641
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	14,731	17,587
Loans receivable, net of deferred loan fees of $750 at September 30, 2015 and $486 at December 31, 2014 and allowance for loan losses of $3,230 at
September 30, 2015 and $2,450 at December 31, 2014	388,244	316,270
Accrued interest and dividends receivable	2,332	2,318
Mortgage servicing rights, net	4,808	4,115
Premises and equipment, net	18,290	19,964
Cash surrender value of life insurance	12,429	11,735
Real estate and other repossessed assets acquired in settlement of loans, net	619	637
Goodwill	7,034	7,034
Core deposit intangible, net	550	663
Deferred tax asset, net	1,694	1,467
Other assets	2,322	1,364

Total assets	$611,409	$560,207

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	September 30,	December 31,
	2015	2014
LIABILITIES:
Deposit accounts:
Noninterest bearing	$82,842	$60,924
Interest bearing	398,286	380,476
Total deposits	481,128	441,400

Accrued expenses and other liabilities	5,372	4,161
Federal Home Loan Bank advances and other borrowings	55,534	54,993
Subordinated debentures:
Principal amount	15,155	5,155
Unamortized debt issuance costs	(204)	-
Total subordinated debentures less unamortized debt issuance costs	14,951	5,155

Total liabilities	556,985	505,709

SHAREHOLDERS' EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares
issued or outstanding)	-	-
Common stock (par value $0.01 per share; 8,000,000 shares authorized;
4,083,127 shares issued; 3,776,916 and 3,878,781 shares outstanding
at September 30, 2015 and December 31, 2014, respectively)	41	41
Additional paid-in capital	22,134	22,122
Unallocated common stock held by Employee Stock Ownership Plan	(1,016)	(1,141)
Treasury stock, at cost	(3,338)	(2,194)
Retained earnings	36,714	35,885
Net accumulated other comprehensive loss	(111)	(215)
Total shareholders' equity	54,424	54,498

Total liabilities and shareholders' equity	$611,409	$560,207

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$4,390	$3,658	$12,607	$10,291
Securities available-for-sale	759	1,044	2,255	3,227
Federal Home Loan Bank and Federal Reserve Bank dividends	5	-	25	-
Interest on deposits in banks	-	1	6	5
Total interest and dividend income	5,154	4,703	14,893	13,523

INTEREST EXPENSE:
Deposits	400	338	1,093	999
Federal Home Loan Bank advances and other borrowings	130	156	401	455
Subordinated debentures	191	21	254	63
Total interest expense	721	515	1,748	1,517

NET INTEREST INCOME	4,433	4,188	13,145	12,006

Loan loss provision	310	215	960	511

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	4,123	3,973	12,185	11,495

NONINTEREST INCOME:
Service charges on deposit accounts	317	284	783	763
Net gain on sale of loans (includes $462 and $461 for the three months ended September 30, 2015 and 2014, respectively, and
$1,487 and $1,065 for the nine months ended September 30, 2015 and 2014, respectively, related to accumulated other comprehensive
earnings reclassification)	1,639	1,398	5,126	3,430
Mortgage loan servicing fees	523	380	1,360	1,099
Wealth management income	174	112	470	383
Net gain on sale of available-for-sale securities (includes $0 and
$194 for the three months ended September 30, 2015 and 2014, respectively, and $234 and $431 for the nine months ended
September 30, 2015 and 2014, respectively, related to accumulated
other comprehensive earnings reclassification)	-	194	234	431
Net loss on sale of real estate owned and other repossessed property	(2)	(1)	(4)	(1)
Net loss on fair value hedge	-	(47)	(93)	(181)
Other noninterest income	261	337	1,193	1,207
Total noninterest income	2,912	2,657	9,069	7,131

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)
 (Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
NONINTEREST EXPENSE:
Salaries and employee benefits	3,660	3,131	10,678	9,523
Occupancy and equipment expense	838	695	2,307	2,094
Data processing	560	540	1,605	1,479
Advertising	170	166	563	525
Amortization of mortgage servicing rights	218	166	640	462
Amortization of core deposit intangible and tax credits	116	105	317	315
Federal insurance premiums	83	73	251	176
Postage	63	44	152	127
Legal, accounting and examination fees	126	262	415	548
Consulting fees	72	176	523	558
Write-down on real estate owned and other repossessed property	-	-	-	10
Other noninterest expense	586	507	1,874	1,490
Total noninterest expense	6,492	5,865	19,325	17,307

INCOME BEFORE INCOME TAXES	543	765	1,929	1,319

Income tax expense (benefit) (includes $671 and $688 for the three months ended September 30, 2015 and 2014, respectively, and $71 and $3,067 for the nine months ended September, 30,
2015 and 2014, respectively related to income tax expense
from reclassification items)	22	47	230	(369)

NET INCOME	$521	$718	$1,699	$1,688

BASIC EARNINGS PER SHARE	$0.14	$0.18	$0.44	$0.43

DILUTED EARNINGS PER SHARE	$0.14	$0.18	$0.44	$0.43

WEIGHTED AVERAGE SHARES OUTSTANDING
(BASIC EPS)	3,804,532	3,889,603	3,823,896	3,907,259

WEIGHTED AVERAGE SHARES OUTSTANDING
(DILUTED EPS)	3,841,787	3,944,406	3,861,151	3,962,062

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Dollars in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

NET INCOME	$521	$718	$1,699	$1,688

OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in fair value of investment securities
available for sale, before income taxes	1,688	1,713	485	7,692
Reclassification for realized gains and losses on investment
securities included in income, before income tax	-	(194)	(234)	(431)
Change in fair value of derivatives designated as cash flow
hedges, before income taxes	420	630	1,411	1,329
Reclassification for realized gains on derivatives designated
as cash flow hedges, before income taxes	(462)	(461)	(1,487)	(1,065)
Total other items of comprehensive income	1,646	1,688	175	7,525

Income tax (expense) benefit related to:
Investment securities	(688)	(619)	(102)	(2,959)
Derivatives designated as cash flow hedges	17	(69)	31	(108)
	(671)	(688)	(71)	(3,067)

COMPREHENSIVE INCOME	$1,496	$1,718	$1,803	$6,146

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2015 and 2014
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

							ACCUMULATED
				UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	(LOSS) INCOME	TOTAL

Balance at December 31, 2013	$-	$41	$22,118	$(1,307)	$(1,800)	$34,422	$(5,717)	$47,757

Net income						1,688		1,688

Other comprehensive income							4,458	4,458

Dividends paid						(858)		(858)

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (12,462 shares)			8	125				133

Treasury stock purchased (50,000 shares at $10.65 average cost per share)					(533)			(533)

Balance at September 30, 2014	$-	$41	$22,126	$(1,182)	$(2,333)	$35,252	$(1,259)	$52,645

Balance at December 31, 2014	$-	$41	$22,122	$(1,141)	$(2,194)	$35,885	$(215)	$54,498

Net income						1,699		1,699

Other comprehensive income							104	104

Dividends paid						(870)		(870)

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (12,462 shares)			12	125				137

Treasury stock purchased (101,865 shares at $11.23 average cost per share)					(1,144)			(1,144)

Balance at September 30, 2015	$-	$41	$22,134	$(1,016)	$(3,338)	$36,714	$(111)	$54,424

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,699	$1,688
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loan loss provision	960	511
Write-down on real estate owned and other repossessed assets	-	10
Depreciation	924	864
Net amortization of investment securities premium and discounts	1,530	1,792
Amortization of mortgage servicing rights	640	462
Amortization of core deposit intangible and tax credits	317	315
Deferred income tax benefit	(207)	(176)
Net gain on sale of loans	(5,126)	(3,430)
Net gain on sale of available-for-sale securities	(234)	(431)
Net loss on sale of real estate owned and other repossessed assets	4	1
Net loss on fair value hedge	93	181
Net (gain) loss on sale/disposal of premises and equipment	(304)	11
Net appreciation in cash surrender value of life insurance	(244)	(232)
Net change in:
Accrued interest and dividends receivable	(14)	48
Loans held-for-sale	7,906	(3,252)
Other assets	(1,311)	(208)
Accrued expenses and other liabilities	1,326	1,533
Net cash provided by (used in) operating activities	7,959	(313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	31,043	27,326
Maturities, principal payments and calls	8,851	11,913
Purchases	(26,612)	(16,760)
Federal Home Loan Bank stock (purchased) redeemed	(885)	18
Federal Reserve Bank stock purchased	(1)	-
Loan origination and principal collection, net	(74,276)	(52,809)
Proceeds from Bank owned life insurance	-	109
Purchases of Bank owned life insurance	(450)	(495)
Proceeds from sale of real estate and other repossessed assets
acquired in settlement of loans	23	5
Insurance proceeds related to premises and equipment	-	3
Proceeds from sale of premises and equipment	1,437	-
Additions to premises and equipment	(396)	(1,760)
Net cash used in investing activities	(61,266)	(32,450)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$39,728	$7,904
Net short-term (payments) advances on Federal Home Loan Bank
and other borrowings	(4,747)	23,255
Long-term advances from Federal Home Loan Bank and other borrowings	13,000	5,000
Payments on long-term Federal Home Loan Bank and other borrowings	(7,712)	(5,150)
Proceeds from issuance of subordinated debentures	10,000	-
Payment for debt issuance costs	(204)	-
Dividends paid	(870)	(858)
Purchase of treasury stock, at cost	(1,144)	(533)
Net cash provided by financing activities	48,051	29,618

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,256)	(3,145)

CASH AND CASH EQUIVALENTS, beginning of period	12,502	7,055

CASH AND CASH EQUIVALENTS, end of period	$7,246	$3,910

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,742	$1,541

Cash paid during the period for income taxes	$142	$81

NON-CASH INVESTING ACTIVITIES:
Increase in market value of securities available-for-sale	$251	$7,261

Mortgage servicing rights recognized	$1,333	$848

Loans transferred to real estate and other assets acquired in foreclosure	$9	$216

Employee Stock Ownership Plan shares released	$137	$133

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

The results of operations for the nine month period ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or any other period.  The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-K for the six month transition period ended December 31, 2014.

Certain prior period amounts have been reclassified to conform to the presentation for 2015.  These reclassifications had no impact on net income or total shareholders’ equity.  Certain loan amounts were reclassified for December 31, 2014 and September 30, 2014 to be consistent with loan category classification for September 30, 2015.  In addition, to be more consistent with regulatory reporting requirements, advances by borrowers for taxes and interest are included in noninterest bearing deposits at September 30, 2015 on the Consolidated Statement of Financial Condition.  The escrow balance of $417,000 at December 31, 2014 was reclassed from accrued expenses and other liabilities to be consistent with the September 30, 2015 presentation.

The Company evaluated subsequent events for potential recognition and/or disclosure through November 10, 2015 the date the unaudited consolidated financial statements were issued.

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	September 30, 2015				December 31, 2014
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(In Thousands)
Available-for-Sale:
U.S. government and
agency obligations	$11,886	$30	$(117)	$11,799	$33,472	$42	$(333)	$33,181
Municipal obligations	67,142	690	(1,250)	66,582	71,844	1,243	(1,202)	71,885
Corporate obligations	10,655	3	(103)	10,555	5,990	27	(12)	6,005
MBSs - government-backed	32,447	381	(82)	32,746	22,097	56	(189)	21,964
CMOs - government backed	25,938	39	(199)	25,778	29,243	26	(517)	28,752
Total	$148,068	$1,143	$(1,751)	$147,460	$162,646	$1,394	$(2,253)	$161,787

There were no sales of securities available-for-sale during the three months ended September 30, 2015.  During the three months ended September 30, 2014, net proceeds from sales of securities available-for-sale were $9,646,000.  For the three months ended September 30, 2014, gross realized gains were $245,000 and gross realized losses were $51,000.  For the nine months ended September 30, 2015 and 2014, net proceeds from sales of securities available-for-sale were $31,043,000 and $27,326,000, respectively.  For the nine months ended September 30, 2015 and 2014, gross realized gains were $534,000 and $612,000, respectively and gross realized losses were $300,000 and $181,000, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

The amortized cost and fair value of securities at September 30, 2015 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$999	$1,000
Due from one to five years	8,370	8,351
Due from five to ten years	19,222	19,110
Due after ten years	61,092	60,475
	89,683	88,936
MBSs - government-backed	32,447	32,746
CMOs - government-backed	25,938	25,778
Total	$148,068	$147,460

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	September 30, 2015
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$2,196	$(8)	$7,140	$(109)
Municipal obligations	21,203	(316)	24,301	(934)
Corporate obligations	5,356	(47)	2,944	(56)
MBSs and CMOs - government-backed	13,997	(95)	15,912	(186)
Total	$42,752	$(466)	$50,297	$(1,285)

	December 31, 2014
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$1,611	$(19)	$27,733	$(314)
Municipal obligations	2,330	(48)	44,386	(1,154)
Corporate obligations	997	(2)	1,990	(10)
MBSs and CMOs - government-backed	9,091	(68)	35,333	(638)
Total	$14,029	$(137)	$109,442	$(2,116)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  As of September 30, 2015 and December 31, 2014, there were 90 and 87, respectively, securities in an unrealized loss position and that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

At September 30, 2015, 65 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 2.43% from the Company’s amortized cost basis of these securities.  At December 31, 2014, 69 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 1.98% from the Company’s amortized cost basis of these securities.  These unrealized losses are principally due to changes in interest rates and credit spreads.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports.  As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

At September 30, 2015, 12 corporate obligations had an unrealized loss of approximately 1.23% from the Company’s amortized cost basis of these securities.  At December 31, 2014, 3 corporate obligations had an unrealized loss with aggregate depreciation of approximately 0.40% from the Company's cost basis.  This unrealized loss is principally due to changes in interest rates.  No credit issues have been identified that cause management to believe the declines in market value are other than temporary.  In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame.  As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

At September 30, 2015, 13 MBSs and CMOs had unrealized losses with aggregate depreciation of approximately 0.93% from the Company’s cost basis of these securities.  At December 31, 2014, 15 mortgage backed and CMO securities have unrealized losses with aggregate depreciation of approximately 1.56% from the Company’s cost basis. We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market, changes in interest rates and credit spreads and uncertainty of future prepayment speeds. Management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected. In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. There has been no disruption of the scheduled cash flows on any of the securities. Management’s analysis as of September 30, 2015 revealed no expected credit losses on the securities and therefore, declines are not deemed to be other than temporary.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE

Loans receivable consisted of the following:

	September 30,	December 31,
	2015	2014
	(In Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$117,320	$103,420
Commercial real estate	157,179	117,060
Real estate construction	22,656	9,526

Other loans:
Home equity	46,632	40,123
Consumer	14,885	13,827
Commercial	33,552	35,250

Total	392,224	319,206

Allowance for loan losses	(3,230)	(2,450)
Deferred loan fees, net	(750)	(486)
Total loans, net	$388,244	$316,270

Within the commercial real estate loan category above, $12,244,000 and $12,612,000 was guaranteed by the United States Department of Agriculture Rural Development, at September 30, 2015 and December 31, 2014, respectively.  In addition, within the commercial loan category above, $1,978,000 and $3,704,000 were in loans originated through a syndication program where the business resides outside of Montana, at September 30, 2015, and December 31, 2014, respectively.

The following table includes information regarding nonperforming assets.

	September 30,	December 31,
	2015	2014
	(Dollars in Thousands)

Non-accrual loans	$556	$962
Accruing loans delinquent 90 days or more	888	-
Restructured loans, net	47	48
Total nonperforming loans	1,491	1,010
Real estate owned and other repossessed assets, net	619	637
Total nonperforming assets	$2,110	$1,647

Total non-performing assets as a percentage of total assets	0.35%	0.29%

Allowance for loan losses	$3,230	$2,450

Percent of allowance for loan losses to non-performing loans	216.63%	242.57%

Percent of allowance for loan losses to non-performing assets	153.08%	148.76%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

Allowance for loan losses activity was as follows:

	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, July 1, 2015	$685	$1,425	$45	$326	$52	$417	$2,950
Charge-offs	-	-	-	-	(14)	(25)	(39)
Recoveries	-	-	-	-	8	1	9
Provision	67	168	34	10	16	15	310
Ending balance, September 30, 2015	$752	$1,593	$79	$336	$62	$408	$3,230

Allowance for loan losses:
Beginning balance, January 1, 2015	$684	$1,098	$35	$270	$46	$317	$2,450
Charge-offs	(137)	-	-	-	(29)	(25)	(191)
Recoveries	-	-	-	-	10	1	11
Provision	205	495	44	66	35	115	960
Ending balance, September 30, 2015	$752	$1,593	$79	$336	$62	$408	$3,230

Ending balance, September 30, 2015 allocated to loans individually evaluated for impairment	$-	$-	$-	$-	$15	$-	$15

Ending balance, September 30, 2015 allocated to loans collectively evaluated for impairment	$752	$1,593	$79	$336	$47	$408	$3,215

Loans receivable:
Ending balance, September 30, 2015	$117,320	$157,179	$22,656	$46,632	$14,885	$33,552	$392,224

Ending balance, September 30, 2015 of loans individually evaluated for impairment	$1,207	$1,554	$177	$282	$61	$284	$3,565

Ending balance, September 30, 2015 of loans collectively evaluated for impairment	$116,113	$155,625	$22,479	$46,350	$14,824	$33,268	$388,659

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, July 1, 2014	$485	$974	$30	$299	$49	$288	$2,125
Charge-offs	-	-	-	(31)	(34)	(15)	(80)
Recoveries	-	31	-	-	9	-	40
Provision	20	43	4	90	25	33	215
Ending balance, September 30, 2014	$505	$1,048	$34	$358	$49	$306	$2,300

Allowance for loan losses:
Beginning balance, January 1, 2014	$463	$914	$25	$324	$51	$343	$2,120
Charge-offs	-	(21)	-	(99)	(111)	(159)	(390)
Recoveries	-	48	-	-	11	-	59
Provision	42	107	9	133	98	122	511
Ending balance, September 30, 2014	$505	$1,048	$34	$358	$49	$306	$2,300

Ending balance, September 30, 2014 allocated to loans individually evaluated for impairment	$-	$-	$-	$128	$20	$9	$157

Ending balance, September 30, 2014 allocated to loans collectively evaluated for impairment	$505	$1,048	$34	$230	$29	$297	$2,143

Loans receivable:
Ending balance, September 30, 2014	$99,224	$101,153	$11,133	$39,408	$13,692	$36,759	$301,369

Ending balance, September 30, 2014 of loans individually evaluated for impairment	$656	$-	$217	$438	$86	$636	$2,033

Ending balance, September 30, 2014 of loans collectively evaluated for impairment	$98,568	$101,153	$10,916	$38,970	$13,606	$36,123	$299,336

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

Internal classification of the loan portfolio was as follows:

	September 30, 2015
	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Grade:
Pass	$116,113	$155,625	$22,479	$46,350	$14,824	$33,268	$388,659
Special mention	-	-	-	-	-	-	-
Substandard	1,207	1,554	177	201	41	284	3,464
Doubtful	-	-	-	81	5	-	86
Loss	-	-	-	-	15	-	15
Total	$117,320	$157,179	$22,656	$46,632	$14,885	$33,552	$392,224

Credit risk profile based on payment activity
Performing	$116,350	$156,847	$22,656	$46,525	$14,860	$33,495	$390,733
Restructured loans	-	-	-	47	-	-	47
Nonperforming	970	332	-	60	25	57	1,444
Total	$117,320	$157,179	$22,656	$46,632	$14,885	$33,552	$392,224

	December 31, 2014
	Residential
	Mortgage	Commercial		Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Grade:
Pass	$101,949	$117,060	$9,526	$39,795	$13,772	$35,021	$317,123
Special mention	-	-	-	-	-	-	-
Substandard	1,331	-	-	328	41	229	1,929
Doubtful	-	-	-	-	7	-	7
Loss	140	-	-	-	7	-	147
Total	$103,420	$117,060	$9,526	$40,123	$13,827	$35,250	$319,206

Credit risk profile based on payment activity
Performing	$102,599	$117,060	$9,526	$40,027	$13,811	$35,173	$318,196
Restructured loans	-	-	-	48	-	-	48
Nonperforming	821	-	-	48	16	77	962
Total	$103,420	$117,060	$9,526	$40,123	$13,827	$35,250	$319,206

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables include information regarding delinquencies within the loan portfolio.

	September 30, 2015
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
	(In Thousands)
Residential mortgage (1-4 family)	$887	$970	$1,857	$115,463	$117,320	$817
Commercial real estate	857	332	1,189	155,990	157,179	-
Real estate construction	177	-	177	22,479	22,656	-
Home equity	325	60	385	46,247	46,632	-
Consumer	366	25	391	14,494	14,885	14
Commercial	168	57	225	33,327	33,552	57
Total	$2,780	$1,444	$4,224	$388,000	$392,224	$888

	December 31, 2014
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
	(In Thousands)
Residential mortgage (1-4 family)	$203	$821	$1,024	$102,396	$103,420	$-
Commercial real estate	131	-	131	116,929	117,060	-
Real estate construction	-	-	-	9,526	9,526	-
Home equity	303	48	351	39,772	40,123	-
Consumer	258	16	274	13,553	13,827	-
Commercial	331	77	408	34,842	35,250	-
Total	$1,226	$962	$2,188	$317,018	$319,206	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables include information regarding impaired loans.

	September 30, 2015
		Unpaid		Interest	Average
	Recorded	Principal	Related	Income	Recorded
	Investment	Balance	Allowance	Recognized	Investment
	(In Thousands)
With no related allowance:
Residential mortgage (1-4 family)	$1,207	$1,207	$-	$23	$929
Commercial real estate	1,554	1,554	-	25	777
Construction	177	177	-	2	88
Home equity	282	282	-	7	305
Consumer	46	46	-	2	47
Commercial	284	284	-	7	256

With a related allowance:
Residential mortgage (1-4 family)	-	-	-	-	411
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	15	15	15	-	11
Commercial	-	-	-	-	-

Total:
Residential mortgage (1-4 family)	1,207	1,207	-	23	1,340
Commercial real estate	1,554	1,554	-	25	777
Construction	177	177	-	2	88
Home equity	282	282	-	7	305
Consumer	61	61	15	2	58
Commercial	284	284	-	7	256
Total	$3,565	$3,565	$15	$66	$2,824

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. TROUBLED DEBT RESTRUCTURINGS

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the quarter ended December 31, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of that fiscal year starting July 1, 2011 for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20). Upon identifying the reassessed receivables as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired.  As of September 30, 2015, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $47,000 (310-40-65-1(b)), and there was no allowance for credit losses associated with these receivables, on the basis of a current evaluation of loss (310-40-65-1(b)).  There was $34,000 charged-off at the time of restructure related to these receivables.

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

September 30, 2015
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

During the three and nine months ended September 30, 2015 and 2014, there were no new restructured loans.

There were no loans modified as a troubled debt restructured loan within the previous nine months for which there was a payment default during the nine months ended September 30, 2015.

A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.  As of September 30, 2015 and December 31, 2014, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. DEPOSITS

Deposits are summarized as follows:

	September 30,	December 31,
	2015	2014
	(In Thousands)

Noninterest checking	$82,842	$60,924
Interest-bearing checking	83,565	76,367
Savings	67,162	62,455
Money market	94,547	91,431
Time certificates of deposit	153,012	150,223
Total	$481,128	$441,400

NOTE 6. SUBORDINATED DEBENTURES

Subordinated debentures consisted of the following:

	September 30, 2015		December 31, 2014
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)
Subordinated debentures:
Variable at 3-Month Libor plus 1.42%, due 2035	$5,155	$-	$5,155	$-
Fixed at 6.75%, due 2025	10,000	(204)	-	-
Total	$15,155	$(204)	$5,155	$-

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to Eagle Bancorp Statutory Trust I (“the Trust”).  The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000.  Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005.  The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at 3-Month LIBOR plus 1.42%, making the rate 1.745% and 1.676% as of September 30, 2015 and December 31, 2014, respectively.  Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years.  The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date.

In June 2015, the Company completed the issuance of $10,000,000 in aggregate principal amount of subordinated notes due in 2025 in a private placement transaction to an institutional accredited investor.  The notes will bear interest at an annual fixed rate of 6.75% and interest will be paid quarterly through maturity date or earlier redemption.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. EARNINGS PER SHARE

Basic earnings per share for the three months ended September 30, 2015 was computed using 3,804,532 weighted average shares outstanding. Basic earnings per share for the three months ended September 30, 2014 was computed using 3,889,603 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased.  The weighted average shares outstanding for the diluted earnings per share calculations was 3,841,787 for the three months ended September 30, 2015 and 3,944,406 for the three months ended September 30, 2014.

Basic earnings per share for the nine months ended September 30, 2015 was computed using 3,823,896 weighted average shares outstanding. Basic earnings per share for the nine months ended September 30, 2014 was computed using 3,907,259 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased.  The weighted average shares outstanding for the diluted earnings per share calculations was 3,861,151 for the nine months ended September 30, 2015 and 3,962,062 for the nine months ended September 30, 2014.

NOTE 8. DIVIDENDS AND STOCK REPURCHASE PROGRAM

For the six month transition period from July 1, 2014 through December 31, 2014, Eagle paid dividends of $0.075 per share each quarter.  A dividend of $0.075 per share was declared on January 22, 2015, and paid March 6, 2015 to shareholders of record on February 13, 2015.  A dividend of $0.075 per share was declared on April 23, 2015, payable on June 6, 2015 to shareholders of record on May 13, 2015.  A dividend of $0.0775 per share was declared on July 23, 2015, payable on September 4, 2015 to shareholders of record on August 14, 2015.  A dividend of $0.0775 per share was declared on October 22, 2015, payable on December 4, 2015 to shareholders of record on November 13, 2015.

On July 1, 2013, the Company announced that its Board of Directors authorized a common stock repurchase program for 150,000 shares of common stock, effective July 1, 2013.  The Company did not purchase any shares of our common stock during the fiscal year ended June 30, 2014.  The repurchase program expired on June 30, 2014.

On July 1, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to 200,000 shares of its common stock.  Under the plan, shares could be purchased by the company on the open market or in privately negotiated transactions.  During the six month transition period ended December 31, 2014, 55,000 shares were purchased at an average price of $10.66 per share.  During the six months ended June 30, 2015, 55,800 shares were purchased at an average price of $11.03 per share.  The repurchase program expired on June 30, 2015.

On July 23, 2015, the Board of Directors authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations.  During the three months ended September 30, 2015, 46,065 shares were purchased at an average price of $11.47 per share.  There are 53,935 shares remaining to be purchased under the plan.  The repurchase program expires on July 23, 2016.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

	Unrealized	Unrealized
	Gains (Losses)	(Losses) Gains
	on Derivatives	on Investment
	Designated as	Securities
	Cash Flow Hedges	Available for Sale	Total
		(In Thousands)

Balance, January 1, 2015	$294	$(509)	$(215)
Other comprehensive income (loss),
before reclassifications and income taxes	991	(1,203)	(212)
Amounts reclassified from accumulated other
comprehensive income (loss), before income taxes	(1,025)	(234)	(1,259)
Income tax benefit	14	586	600
Total other comprehensive loss	(20)	(851)	(871)
Balance, June 30, 2015	274	(1,360)	(1,086)
Other comprehensive income,
before reclassifications and income taxes	420	1,688	2,108
Amounts reclassified from accumulated other
comprehensive income, before income taxes	(462)	-	(462)
Income tax benefit (expense)	17	(688)	(671)
Total other comprehensive (loss) income	(25)	1,000	975
Balance, September 30, 2015	$249	$(360)	$(111)

Balance, January 1, 2014	$217	$(5,934)	$(5,717)
Other comprehensive income,
before reclassifications and income taxes	699	5,979	6,678
Amounts reclassified from accumulated other
comprehensive income, before income taxes	(604)	(237)	(841)
Income tax expense	(39)	(2,340)	(2,379)
Total other comprehensive income	56	3,402	3,458
Balance, June 30, 2014	273	(2,532)	(2,259)
Other comprehensive income,
before reclassifications and income taxes	630	1,713	2,343
Amounts reclassified from accumulated other
comprehensive income, before income taxes	(461)	(194)	(655)
Income tax expense	(69)	(619)	(688)
Total other comprehensive income	100	900	1,000
Balance, September 30, 2014	$373	$(1,632)	$(1,259)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

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

The hedged fixed rate loan had an original maturity of 20 years and was not callable.  This loan was hedged with a “pay fixed rate, receive variable rate” swap with a similar notional amount, maturity, and fixed rate coupons. The swap was not callable. At December 31, 2014, the loan had an outstanding principal balance of $10,641,000 and the interest rate swap had a notional value of $10,673,000.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. DERIVATIVES AND HEDGING ACTIVITIES - continued

	Effect of Derivative Instruments on Statement of Financial Condition
	Fair Value of Derivative Instruments
	Asset Derivatives				Liabilities Derivatives
	September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
	(In Thousands)
Derivatives designated
as hedging instruments
under ASC 815							Other
Interest rate contracts	n/a	$-	n/a	$-	n/a	$-	Liabilities	$579

Change in fair value of
financial instrument being
hedged under ASC 815
Interest rate contracts	Loans	$135	Loans	$138	n/a	$-	n/a	$-

	Effect of Derivative Instruments on Statement of Income
	For the Three Months Ended September 30, 2015 and 2014
	(In Thousands)
							Amount of
				Location of			Gain or (Loss)
	Derivatives Designated			Gain or (Loss)			Recognized in
	as Hedging Instruments			Recognized in			Income on Derivative
	Under ASC 815			Income on Derivative			2015	2014
	Interest rate contracts			Noninterest income			-	$(47)

	Effect of Derivative Instruments on Statement of Income
	For the Nine Months Ended September 30, 2015 and 2014
	(In Thousands)
							Amount of
				Location of			Gain or (Loss)
	Derivatives Designated			Gain or (Loss)			Recognized in
	as Hedging Instruments			Recognized in			Income on Derivative
	Under ASC 815			Income on Derivative			2015	2014
	Interest rate contracts			Noninterest income			(93)	$(181)

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of interest rate lock commitments was $21,164,000 and $12,276,000 at September 30, 2015 and December 31, 2014, respectively.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. FAIR VALUE DISCLOSURES - continued

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	September 30, 2015
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial Assets:
Available-for-sale securities
U.S. government and agency	$-	$11,799	$-	$11,799
Municipal obligations	-	66,582	-	66,582
Corporate obligations	-	10,555	-	10,555
MBSs - government-backed	-	32,746	-	32,746
CMOs - government backed	-	25,778	-	25,778
Loans held-for-sale	-	14,731	-	14,731

	December 31, 2014
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial Assets:
Available-for-sale securities
U.S. government and agency	$-	$33,181	$-	$33,181
Municipal obligations	-	71,885	-	71,885
Corporate obligations	-	6,005	-	6,005
MBSs - government-backed	-	21,964	-	21,964
CMOs - government backed	-	28,752	-	28,752
Loans held-for-sale	-	17,587	-	17,587
Financial Liability:
Derivative financial instruments	-	579	-	579

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. FAIR VALUE DISCLOSURES - continued

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2015
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)

Impaired loans	$-	$-	$3,550	$3,550
Repossessed assets	-	-	619	619

	December 31, 2014
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)

Impaired loans	$-	$-	$1,936	$1,936
Repossessed assets	-	-	637	637

During the nine months ended September 30, 2015, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $3,565,000 were reduced by specific valuation allowance allocations totaling $15,000 to a total reported fair value of $3,550,000 based on collateral valuations utilizing Level 3 valuation inputs.

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

	Fair Value at		Principal	Significant	Range of
	September 30,	December 31,	Valuation	Unobservable	Signficant Input
Instrument	2015	2014	Technique	Inputs	Values
(Dollars In Thousands)

			Appraisal of	Appraisal
Impaired loans	$3,550	$1,936	collateral (1)	adjustments	10-30%

			Appraisal of	Liquidation
Repossessed Assets	$619	$637	collateral (1)(3)	expenses (2)	10-30%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable, less associated allowance.
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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. FAIR VALUE DISCLOSURES - continued

FASB ASC Topic 825 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value.  Below is a table that summarizes the fair market values of all financial instruments of the Company at September 30, 2015 and December 31, 2014, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

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

	September 30, 2015
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$7,246	$-	$-	$7,246	$7,246
Federal Home Loan Bank stock	2,853	-	-	2,853	2,853
Federal Reserve Bank stock	642	-	-	642	642
Loans receivable, net	-	-	393,888	393,888	384,694
Accrued interest and dividends receivable	2,332	-	-	2,332	2,332
Mortgage servicing rights	-	-	6,105	6,105	4,808
Cash surrender value of life insurance	12,429	-	-	12,429	12,429
Financial Liabilities:
Non-maturing interest bearing deposits	-	245,274	-	245,274	245,274
Non-interest bearing deposits	82,842	-	-	82,842	82,842
Time certificates of deposit	-	-	153,716	153,716	153,012
Accrued expenses and other liabilities	5,372	-	-	5,372	5,372
Federal Home Loan Bank advances and other borrowings	-	-	55,778	55,778	55,534
Subordinated debentures	-	-	14,352	14,352	15,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. FAIR VALUE DISCLOSURES – continued

	December 31, 2014
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$12,502	$-	$-	$12,502	$12,502
Federal Home Loan Bank stock	1,968	-	-	1,968	1,968
Federal Reserve Bank stock	641	-	-	641	641
Loans receivable, net	-	-	321,312	321,312	314,334
Accrued interest and dividends receivable	2,318	-	-	2,318	2,318
Mortgage servicing rights	-	-	5,168	5,168	4,115
Cash surrender value of life insurance	11,735	-	-	11,735	11,735
Financial Liabilities:
Non-maturing interest bearing deposits	-	230,253	-	230,253	230,253
Non-interest bearing deposits	60,924	-	-	60,924	60,924
Time certificates of deposit	-	-	151,004	151,004	150,223
Accrued expenses and other liabilities	4,161	-	-	4,161	4,161
Federal Home Loan Bank advances and other borrowings	-	-	55,273	55,273	54,993
Subordinated debentures			3,854	3,854	5,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

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

Advances from the FHLB and Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective September 30, 2015 and December 31, 2014, respectively if the borrowings repriced according to their stated terms.

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

The level and movement of interest rates impacts the Bank’s earnings as well.  The Federal Reserve’s Federal Open Market Committee (“FOMC”) did not change the federal funds target rate which remained at 0.25% during the nine months ended September 30, 2015.

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

The Bank completed a core systems conversion during the third quarter of this year.  Future cost savings are anticipated due to the core systems conversion.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between September 30, 2015 and December 31, 2014.

Total assets at September 30, 2015 were $611.41 million, an increase of $51.20 million, or 9.1%, from $560.21 million at December 31, 2014.  Loans receivable increased by $71.97 million, or 22.8%, to $388.24 million at September 30, 2015.  Securities available-for-sale decreased by $14.33 million, or 8.9%, to $147.46 million at September 30, 2015.  Total liabilities at September 30, 2015 were $556.99 million, an increase of $51.28 million, or 10.1%, from $505.71 million at December 31, 2014.  Total deposits increased $39.73 million or 9.0%, to $481.13 million at September 30, 2015.  Subordinated debentures less debt issuance costs increased $9.79 million to $14.95 million at September 30, 2015.  FHLB advances and other borrowings increased $541,000, or 1.0%, to $55.53 million at September 30, 2015.

Balance Sheet Details

Cash and Cash Equivalents and Investment Securities

The following table summarizes investment securities:

	September 30,		December 31,
	2015		2014
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency	$11,799	7.78%	$33,181	20.11%
Municipal obligations	66,582	43.90%	71,885	43.57%
Corporate obligations	10,555	6.96%	6,005	3.64%
MBSs - government-backed	32,746	21.59%	21,964	13.31%
CMOs - government-backed	25,778	17.00%	28,752	17.42%

Total securities available-for-sale	147,460	97.23%	161,787	98.05%

Interest-bearing deposits with banks	717	0.47%	613	0.37%

FHLB capital stock, at cost	2,853	1.88%	1,968	1.19%

FRB capital stock, at cost	642	0.42%	641	0.39%

Total	$151,672	100.00%	$165,009	100.00%

Total cash and cash equivalents decreased $5.25 million from December 31, 2014 to September 30, 2015.  Securities available-for-sale decreased $14.33 million or 8.9% during the same period.  The largest decrease in securities available-for-sale was in U.S. government and agency securities which decreased $21.39 million largely due to sales activity.  Municipal obligations decreased by $5.30 million and CMOs decreased by $2.97 million.  These decreases were partially offset by increases in MBSs of $10.78 million and increases in corporate obligations of $4.55 million largely due to purchase activity.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	September 30,		December 31,
	2015		2014
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential mortgage
(1-4 family) (1)	$117,320	29.91%	$103,420	32.41%
Commercial real estate	157,179	40.07%	117,060	36.67%
Real estate construction	22,656	5.78%	9,526	2.98%
Total real estate loans	297,155	75.76%	230,006	72.06%

Other loans:
Home equity	46,632	11.89%	40,123	12.57%
Consumer	14,885	3.80%	13,827	4.33%
Commercial	33,552	8.55%	35,250	11.04%
Total other loans	95,069	24.24%	89,200	27.94%

Total loans	392,224	100.00%	319,206	100.00%

Deferred loan fees, net	(750)		(486)
Allowance for loan losses	(3,230)		(2,450)

Total loans, net	$388,244		$316,270

(1) Excludes loans held for sale.

Commercial real estate loans increased by $40.12 million, residential mortgage loans increased by $13.90 million and construction loans increased by $13.10 million.  Home equity and consumer loans also increased.  Commercial loans decreased slightly.  Total loan originations were $287.59 million for the nine months ended September 30, 2015, with single family mortgages accounting for $188.47 million of the total.  Commercial real estate and land loan originations totaled $53.89 million.  Construction and home equity loan originations totaled $12.81 million and $9.25 million, respectively, for the same period. Consumer loans originated totaled $6.25 million.  Commercial loans originated totaled $16.92 million, with none originating from loan syndication programs with borrowers residing outside of Montana. Loans held-for-sale decreased to $14.73 million at September 30, 2015 from $17.59 million at December 31, 2014.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities– continued

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions.  If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt.  Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of.  When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs.  The initial recording of any loss is charged to the allowance for loan losses.  As of September 30, 2015, the Bank had $619,000 of real estate owned.

The following table sets forth information regarding nonperforming assets:

	September 30,	December 31,
	2015	2014
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential mortgage (1-4 family)	$153	$821
Commercial real estate	332	-
Other loans:
Home equity	60	48
Consumer	11	16
Commercial	-	77
Accruing loans delinquent 90 days or more	888	-
Restructured loans:
Home equity	47	48
Total nonperforming loans	1,491	1,010
Real estate owned and other repossed property, net	619	637
Total nonperforming assets	$2,110	$1,647

Total nonperforming loans to total loans	0.38%	0.32%
Total nonperforming loans to total assets	0.24%	0.18%
Total allowance for loan loss to nonperforming loans	216.63%	242.57%
Total nonperforming assets to total assets	0.35%	0.29%

Residential mortgage (1-4 family) non-accrual loans decreased in the nine months ended September 30, 2015 due to one loan paid off via a short sale.  Commercial real estate non-accrual loans increased during the nine months ended September 30, 2015 due to one loan moving to non-accrual status.  During the nine months ended September 30, 2015 $888,000 moved into the 90 days past due status.  The increase was due primarily to a few residential mortgages that are in the process of collection.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	September 30,		December 31,
	2015		2014

		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$82,842	17.22%	$60,924	13.80%
Interest bearing checking	83,565	17.37%	76,367	17.30%
Savings	67,162	13.96%	62,455	14.15%
Money market accounts	94,547	19.65%	91,431	20.71%
Total	328,116	68.20%	291,177	65.97%
Certificates of deposit accounts:
IRA certificates	34,477	7.17%	34,216	7.75%
Brokered certificates	7,071	1.47%	4,195	0.95%
Other certificates	111,464	23.16%	111,812	25.33%
Total certificates of deposit	153,012	31.80%	150,223	34.03%
Total deposits	$481,128	100.00%	$441,400	100.00%

Deposits.  Deposits increased $39.73 million, or 9.0%, to $481.13 million at September 30, 2015 from $441.40 million at December 31, 2014. Growth occurred across all deposit products with the exception of other certificates which decreased only slightly.  Management attributes the continued organic increase in deposits to increased marketing of checking accounts as well as customers’ preference for placing funds in secure, federally insured accounts.  Brokered certificates increased $2.88 million to $7.07 million at September 30, 2015 from $4.20 million at December 31, 2014.  The increase is due to the purchase of three brokered certificates with coupon rates ranging from 0.55% to 1.35% and maturities ranging from December 2016 through December 2018, partially offset by the call of the $4.20 million brokered certificate that was outstanding at December 31, 2014.

Borrowings.  Advances from the FHLB and other borrowings increased slightly by $541,000, or 1.0%, to $55.53 million at September 30, 2015 from $54.99 million at December 31, 2014.  Subordinated debentures, net of issuance costs, increased $9.79 million to $14.95 million at September 30, 2015 compared to $5.16 million at December 31, 2014.  In June 2015, the Company completed the issuance of $10.00 million in aggregate principal amount of subordinated notes due in 2025 in a private placement transaction to an institutional accredited investor.  The notes will bear interest at an annual fixed rate of 6.75% and interest will be paid quarterly through maturity date or earlier redemption.

Shareholders’ Equity

Total shareholders’ equity decreased slightly by $74,000, to $54.42 million at September 30, 2015 from $54.50 million at December 31, 2014.  This was primarily the result of treasury stock purchased of $1.14 million and dividends paid of $870,000 partially offset by net income of $1.70 million.

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

	For the Three Months Ended September 30,
	2015			2014
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(3)	Balance	Dividends	Cost(3)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
FHLB and FRB stock	$3,021	$5	0.66%	$1,878	$-	0.00%
Loans receivable, net	384,275	4,390	4.57%	304,791	3,658	4.80%
Investment securities	148,013	759	2.05%	189,469	1,044	2.20%
Interest-bearing deposits with banks	4,913	-	0.00%	4,347	1	0.09%
Total interest-earning assets	540,222	5,154	3.82%	500,485	4,703	3.76%
Noninterest-earning assets	53,725			46,626
Total assets	$593,947			$547,111

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Money market	$96,076	$28	0.12%	$90,248	$26	0.12%
Savings	65,680	9	0.05%	60,139	7	0.05%
Checking	86,126	8	0.04%	71,307	6	0.03%
Certificates of deposit	154,259	355	0.92%	152,309	299	0.79%
Advances from FHLB and other borrowings
including subordinated debt	60,623	321	2.12%	55,750	177	1.27%
Total interest-bearing liabilities	462,764	721	0.62%	429,753	515	0.48%
Non-interest checking	76,494			62,041
Other noninterest-bearing liabilities	795			3,018
Total liabilities	540,053			494,812

Total equity	53,894			52,299

Total liabilities and equity	$593,947			$547,111

Net interest income/interest rate spread(1)		$4,433	3.20%		$4,188	3.28%

Net interest margin(2)			3.28%			3.35%
Total interest-earning assets to interest-bearing liabilities			116.74%			116.46%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(2)	Net interest margin represents income before the provision for loan losses divided by average interest-earning assets.
(3)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Net Interest Income – continued

	For the Nine Months Ended September 30,
	2015			2014
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(3)	Balance	Dividends	Cost(3)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
FHLB and FRB stock	$2,951	$25	1.13%	$1,882	$-	0.00%
Loans receivable, net	361,355	12,607	4.65%	282,976	10,291	4.85%
Investment securities	151,784	2,255	1.98%	193,337	3,227	2.23%
Interest-bearing deposits with banks	4,835	6	0.17%	4,137	5	0.16%
Total interest-earning assets	520,925	14,893	3.81%	482,332	13,523	3.74%
Noninterest-earning assets	50,023			46,982
Total assets	$570,948			$529,314

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Money market	$94,245	$79	0.11%	$90,638	$81	0.12%
Savings	65,566	22	0.05%	60,480	23	0.05%
Checking	80,662	21	0.03%	69,896	20	0.04%
Certificates of deposit	151,190	971	0.86%	153,844	875	0.76%
Advances from FHLB and other borrowings
including subordinated debt	54,178	655	1.61%	43,200	518	1.60%
Total interest-bearing liabilities	445,841	1,748	0.52%	418,058	1,517	0.48%
Non-interest checking	69,153			58,881
Other noninterest-bearing liabilities	2,253			1,726
Total liabilities	517,247			478,665

Total equity	53,701			50,649

Total liabilities and equity	$570,948			$529,314

Net interest income/interest rate spread(1)		$13,145	3.29%		$12,006	3.26%

Net interest margin(2)			3.36%			3.32%
Total interest-earning assets to interest-bearing liabilities			116.84%			115.37%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(2)	Net interest margin represents income before the provision for loan losses divided by average interest-earning assets.
(3)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.

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

	For the Three Months Ended September 30,
	2015			2014
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Loans receivable, net	$954	$(222)	$732	$769	$(232)	$537
Investment securities	(229)	(56)	(285)	(103)	128	25
Interest-bearing
deposits with banks	-	(1)	(1)	1	(1)	-
Other earning assets	-	5	5	-	-	-
Total interest earning assets	725	(274)	451	667	(105)	562

Interest-bearing liabilities:
Savings, money market and
checking accounts	4	2	6	3	(4)	(1)
Certificates of deposit	4	52	56	(7)	25	18
Advances from FHLB and other borrowings
including subordinated debentures	15	129	144	77	(103)	(26)
Total interest-bearing liabilities	23	183	206	73	(82)	(9)

Change in net interest income	$702	$(457)	$245	$594	$(23)	$571

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rate/Volume Analysis – continued

	For the Nine Months Ended June 30,
	2015			2014
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Loans receivable, net	$2,850	$(534)	$2,316	$1,816	$(542)	$1,274
Investment securities	(694)	(278)	(972)	(390)	434	44
Interest-bearing
deposits with banks	1	-	1	4	(11)	(7)
Other earning assets	-	25	25	-	-	-
Total interest earning assets	2,157	(787)	1,370	1,430	(119)	1,311

Interest-bearing liabilities:
Savings, money market and
checking accounts	8	(10)	(2)	8	(16)	(8)
Certificates of deposit	(15)	111	96	(15)	84	69
Advances from FHLB and other borrowings
including subordinated debentures	132	5	137	68	(228)	(160)
Total interest-bearing liabilities	125	106	231	61	(160)	(99)

Change in net interest income	$2,032	$(893)	$1,139	$1,369	$41	$1,410

Results of Operations for the Three Months Ended September 30, 2015 and 2014

Net Income.  Eagle’s net income for the quarter was $521,000 compared to $718,000 for the three months ended September 30, 2014.  The decrease of $197,000, or 27.4%, was due to increases in noninterest expense of $627,000, partially offset by increases in net interest income after loan loss provision of $150,000 and increases in noninterest income of $255,000.  Basic and diluted earnings per share were $0.14 for the current period and $0.18 per share for the prior year comparable period.

Net Interest Income.  Net interest income increased to $4.43 million for the quarter ended September 30, 2015, from $4.19 million for the previous year’s quarter.  This increase of $245,000 was the result of an increase in interest and dividend income of $451,000, partially offset by an increase in interest expense of $206,000.

Interest and Dividend Income.  Interest and dividend income was $5.15 million for the quarter ended September 30, 2015, compared to $4.70 million for the quarter ended September 30, 2014, an increase of $451,000, or 9.6%.  Interest and fees on loans increased to $4.39 million for the three months ended September 30, 2015 from $3.66 million for the same period ended September 30, 2014.  This increase of $732,000, or 20.0%, was due to an increase in the average balance of loans partially offset by a decrease in the average yield of loans for the quarter ended September 30, 2015.  Average balances for loans receivable, net, including loans held-for-sale, for the quarter ended September 30, 2015 were $384.28 million, compared to $304.79 million for the prior year period.  This represents an increase of $79.49 million, or 26.1%.  The average interest rate earned on loans receivable decreased by 23 basis points, from 4.80% to 4.57%.  Interest and dividends on investment securities available-for-sale decreased by $285,000 or 27.3% for the quarter ended September 30, 2015.  Average interest rates earned on investments decreased to 2.05% from 2.20%.  Average balances for investments decreased to $148.01 million for the quarter ended September 30, 2015, from $189.47 million for the quarter ended September 30, 2014.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2015 and 2014 – continued

Interest Expense.  Total interest expense was $721,000 for the quarter ended September 30, 2015 compared to $515,000 for the quarter ended September 30, 2014, an increase of $206,000 or 40.0%.  The average balance for borrowings was $60.62 million for September 30, 2015 compared to $55.75 for September 30, 2014.  The average rate paid on borrowings increased from 1.27% last year to 2.12% for the quarter ended September 30, 2015.  The average balances and rates for borrowings for the quarter ended September 30, 2015 were impacted by the issuance of $10.00 million in aggregate principal amount of subordinated notes in June 2015.  Interest expense on deposits increased $62,000 for the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014.  The increase in interest on deposits is primarily due to higher overall average balances for deposits. The average balance for deposits was $478.64 million for September 30, 2015 compared to $436.04 million for September 30, 2014.  The overall average rate on deposits was just slightly higher for the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions and past due loans in the portfolio.  The Bank’s policies require a review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  The Bank recorded $310,000 in provision for loan losses for the quarter ended September 30, 2015 and $215,000 in the quarter ended September 30, 2014.  The provision for loan losses has been increased to keep pace with increasing loan production that is fueling loan growth.

Noninterest Income. Total noninterest income increased to $2.91 million for the quarter ended September 30, 2015, from $2.66 million for the quarter ended September 30, 2014, an increase of $255,000 or 9.6%.  The increase is largely due to increases in net gain on sale of loans which increased to $1.64 million for the quarter ended September 30, 2015 from $1.40 million.

Noninterest Expense.  Noninterest expense was $6.49 million for the quarter ended September 30, 2015 compared to $5.87 million for the quarter ended September 30, 2014.  The increase is largely due to increased salaries and employee benefits expenses of $529,000. Increased salaries expense is due in part to higher commission-based compensation related to the robust loan growth for the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014.

Income Tax Expense.  Income tax expense was $22,000 for the quarter ended September 30, 2015, compared to $47,000 for the quarter ended September 30, 2014.  Tax free municipal bond income and Bank owned life insurance income contributed to the lower effective tax rates for the periods.  In addition, the deductibility of goodwill that resulted from the Sterling branch acquisition, for tax purposes has helped to reduce the effective tax rate.  The Company has equity investments in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period and are estimated to be $95,000 per quarter depending on Eagle’s taxable income level.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

Net Income.  Eagle’s net income for the nine months was $1.70 million compared to $1.69 million for the nine months ended September 30, 2014.  The slight increase of $11,000, or 0.7%, was primarily due to increases in net interest income after loan loss provision of $690,000 and increases in noninterest income of $1.94 million, partially offset by increases in noninterest expense of $2.02 million and increases in income tax expense of $599,000.  Basic and diluted earnings per share were $0.44 for the current period and $0.43 per share for the prior year comparable period.

Net Interest Income.  Net interest income increased to $13.15 million for the nine months ended September 30, 2015, from $12.01 million for the previous year’s nine month period.  This increase of $1.14 million, or 9.5%, was the result of an increase in interest and dividend income of $1.37 million partially offset by an increase in interest expense of $231,000.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended September 30, 2015 and 2014 – continued

Interest and Dividend Income.  Interest and dividend income was $14.89 million for the nine months ended September 30, 2015, compared to $13.52 million for the nine months ended September 30, 2014, an increase of $1.37 million, or 10.1%.  Interest and fees on loans increased to $12.61 million for the nine months ended September 30, 2015 from $10.29 million for the same period ended September 30, 2014.  This increase of $2.32 million, or 22.5%, was due to an increase in the average balance of loans partially offset by a decrease in the average yield of loans for the nine months ended September 30, 2015.  Average balances for loans receivable, net, including loans held-for-sale, for the nine months ended September 30, 2015 were $361.36 million, compared to $282.98 million for the prior year period.  This represents an increase of $78.38 million, or 27.7%.  The average interest rate earned on loans receivable decreased by 20 basis points, from 4.85% to 4.65%.  Interest and dividends on investment securities available-for-sale decreased by $972,000 or 30.1% for the nine months ended September 30, 2015.  Average interest rates earned on investments decreased to 1.98% from 2.23%.  Average balances for investments decreased to $151.78 million for the nine months ended September 30, 2015, from $193.34 million for the nine months ended September 30, 2014.

Interest Expense.  Total interest expense for the nine months ended September 30, 2015 was $1.75 million compared to $1.52 million for the nine months ended September 30, 2014.  The average balance for borrowings was $54.18 million for September 30, 2015 compared to $43.20 million for September 30, 2014.  The average rate paid on borrowings was comparable period over period.  The average balances for borrowings for the nine months ended September 30, 2015 was impacted by the issuance of $10.00 million in aggregate principal amount of subordinated notes in June 2015.  Interest expense on deposits increased $94,000 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  The increase in interest on deposits is primarily due to higher overall average balances for deposits. The average balance for deposits was $460.82 million for September 30, 2015 compared to $433.74 million for September 30, 2014.  The overall average rate on deposits was also comparable period over period.

Provision for Loan Losses.  Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, national and local economic conditions and past due loans in the portfolio.  The Bank’s policies require a review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While the Bank believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  The Bank recorded $960,000 in provision for loan losses for the nine months ended September 30, 2015 and $511,000 in the nine months ended September 30, 2014.  The provision for loan losses has been increased to keep pace with increasing loan production that is fueling loan growth.  Total nonperforming loans were $1.50 million at September 30, 2015.  As of September 30, 2015, the Bank had $619,000 in foreclosed real estate property and other repossessed property.

Noninterest Income. Total noninterest income increased to $9.07 million for the nine months ended September 30, 2015, from $7.13 million for the nine months ended September 30, 2014, an increase of $1.94 million or 27.2%.  The increase is largely due to increases in net gain on sale of loans which increased to $5.13 million for the nine months ended September 30, 2015 from $3.43 million for the nine months ended September 30, 2014.

Noninterest Expense.  Noninterest expense was $19.33 million for the nine months ended September 30, 2015 compared to $17.31 million for the nine months ended September 30, 2014.  The increase of $2.02 million, or 11.7%, is largely due to increased salaries and employee benefits expenses of $1.16 million.  Increased salaries expense is due in part to higher commission-based compensation related to the robust loan growth for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Income Tax Expense.  Income tax expense was $230,000 for the nine months ended September 30, 2015, compared to income tax benefit of $369,000 for the nine months ended September 30, 2014.  The effective tax rate for the nine months ended September 30, 2015 was 11.92%.  Tax free municipal bond income and Bank owned life insurance income contributed to the lower effective tax rates for the periods.  In addition, the deductibility of goodwill that resulted from the Sterling branch acquisition, for tax purposes has helped to reduce the effective tax rate.  The Company has equity investments in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period and are estimated to be $95,000 per quarter depending on Eagle’s taxable income level.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity, Interest Rate Sensitivity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by the Montana Division of Banking and Financial Institutions and FRB regulations.  The liquidity requirement is retained for safety and soundness purposes, and appropriate levels of liquidity will depend upon the types of activities in which the company engages.  For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined.  In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets.  “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with FHLB.  The Bank exceeded those minimum ratios as of both September 30, 2015 and December 31, 2014.

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

At September 30, 2015, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, decreased the economic value of equity (“EVE”) by 2.4% compared to a decrease of 11.6% at November 30, 2014 (the most recent report available for December 31, 2014).  The change in the decrease in the EVE is partly due to the change in the average life assumptions of non-maturity deposits used in the calculation.  The average lives were increased due to a recent non-maturity deposit analysis performed by the Company’s consultant.  The Bank is well within the guidelines set forth by the Board of Directors for interest rate risk sensitivity.

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

The Bank’s tier I core capital ratio, as measured under State of Montana and FRB rules, increased from 8.62% as of December 31, 2014 to 9.74% as of September 30, 2015.  The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

As of September 30, 2015, the Bank’s regulatory capital was in excess of all applicable regulatory requirements.  At September 30, 2015, the Bank’s tangible, core, and risk-based capital ratios amounted to 9.74%, 9.74% and 14.12%, respectively, compared to regulatory requirements of 1.50%, 3.00%, and 8.00%, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity, Interest Rate Sensitivity and Capital Resources – continued

	At September 30, 2015
	(Unaudited)
	Dollar	% of
	Amount	Assets
	(Dollars in Thousands)
Tangible capital:
Capital level	$56,914	9.74%
Requirement	8,763	1.50
Excess	$48,151	8.24%

Core capital:
Capital level	$56,914	9.74%
Requirement	17,526	3.00
Excess	$39,388	6.74%

Risk-based capital:
Capital level	$60,144	14.12%
Requirement	34,080	8.00
Excess	$26,064	6.12%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

CONTROLS AND PROCEDURES

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of September 30, 2015, our disclosure controls and procedures were effective.  During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 1, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to 200,000 shares of its common stock.  Under the plan, shares could be purchased by the company on the open market or in privately negotiated transactions.  During the six month transition period ended December 31, 2014, 55,000 shares were purchased at an average price of $10.66 per share.  During the six months ended June 30, 2015, 55,800 shares were purchased at an average price of $11.03 per share.  The repurchase program expired on June 30, 2015.

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

The following table summarizes the Company’s purchase of its common stock for the three months ended September 30, 2015.

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs

July 1, 2015 through July 31, 2015	-	$-	-	100,000

August 1, 2015 through August 31, 2015	46,065	11.47	46,065	53,935

September 1, 2015 through September 30, 2015	-	-	-	53,935

Total	46,065	$11.47	46,065

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARY

Part II - OTHER INFORMATION (CONTINUED)

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

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

EAGLE BANCORP MONTANA, INC.

Date: November 10, 2015	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: November 10, 2015	By:	/s/ Laura F. Clark
Laura F. Clark
Senior Vice President/CFO