Form 10-K
period 2015-12-31
Eagle Bancorp Montana, Inc.
filed 2016-03-15
CIK 1478454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2015
or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-34682

Eagle Bancorp Montana, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-1449820
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1400 Prospect Avenue, Helena, MT	59601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	406-442-3080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01	The NASDAQ Stock Market LLC

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
☐ Yes    ☒ No

The aggregate market value of the common stock held by non-affiliates of Eagle, computed by reference to the closing price at which the stock was sold as of June 30, 2015 was $34,418,000.  The outstanding number of shares of common stock of Eagle as of February 1, 2016, was 3,779,464.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement relating to its 2016 annual meeting of stockholders (“2016 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.  The 2016 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end to which this report relates.

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

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	general economic conditions, either nationally or in our market areas, that are worse than expected;

●	competition among depository and other financial institutions;

●	changes in the prices, values and sales volume of residential and commercial real estate in Montana;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	adverse changes or volatility in the securities markets;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate acquired businesses;

●	changes in consumer spending, borrowing and savings habits;

●	our ability to continue to increase and manage our commercial and residential real estate, multi-family, and commercial business loans;

●	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;

●	the level of future deposit insurance premium assessments;

●	the impact of a recurring recession on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;

●	the Company’s ability to develop and maintain secure and reliable information technology systems;

●	the impact of the restructuring of the U.S. financial and regulatory system;

●	the failure of assumptions underlying the establishment of allowance for possible loan losses and other estimates;

●	changes in the financial performance and/or condition of our borrowers and their ability to repay their loans when due; and

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

Overview

Eagle Bancorp Montana, Inc.  (“Eagle” or “the Company”), is a Delaware corporation that holds 100.0% of the capital stock of Opportunity Bank of Montana (“the Bank”), formerly American Federal Savings Bank (“AFSB”).  In 2014, the Board of Directors (“the Board”) determined that it was in the Company’s best interests to adopt a Montana community bank charter and the Company applied to the State of Montana to form an interim bank for the purpose of facilitating the conversion of AFSB from a federally chartered savings bank to a Montana-chartered commercial bank.  Upon receiving required approvals of the Montana Division of Banking and Financial Institutions and the federal banking agencies for the conversion, the conversion became effective on October 14, 2014. Concurrent with the conversion, the Bank applied, and was approved, for membership in the Federal Reserve System of the Board of Governors. In connection with the conversion, AFSB changed its name to Opportunity Bank of Montana.  As a result of the conversion, the Bank is now regulated by the Montana Division of Banking and Financial Institutions.  As a Federal Reserve Board (“FRB”) member bank, its primary federal regulator is the FRB, and the Company is a registered bank holding company regulated by the FRB.  The Bank is headquartered at 1400 Prospect Avenue, Helena, Montana, 59601.  Investor information for the Company may be found at www.opportunitybank.com.  The contents on or accessible through, our website are not incorporated into this report.

The Bank was founded in 1922 as a Montana-chartered building and loan association and has conducted operations in Helena since that time.  In 1975, the Bank adopted a federal thrift charter and in October 2014 converted to a Montana-chartered commercial bank.  On November 30, 2012, the Company completed a significant transaction with Sterling Financial Corporation (“Sterling”) of Spokane, Washington in which the Company purchased all of Sterling’s retail bank branches in Montana.  As a result of this transaction, the Bank’s assets grew to over $500 million and the retail branch network grew from six to 13 full service branches, with six branches in new markets.  The acquisition also included the addition of a wealth management division with over $100 million in managed assets and a mortgage banking operation that has increased opportunities for additional origination and fee income.  The Bank currently has 15 automated teller machines located in our market areas and we participate in the Money Pass® ATM network.  As of December 31, 2015, the Bank was the 7th largest commercial bank headquartered in Montana in terms of deposits.

The Bank has equity investments in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities.

In August 2014, the Board of Eagle approved a change in the Company’s fiscal year end from June 30 to December 31 of each year.  The year-end change was effective January 1, 2015.  As a result of this change, this form 10-K includes calendar year (“CY”) 2015 for the period from January 1, 2015 through December 31, 2015, the six month transition period from July 1, 2014 through December 31, 2014 and fiscal year (“FY”) 2014 for the period from July 1, 2013 through June 30, 2014.

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

The following are the key elements of our business strategy:

●
Continue to diversify our portfolio through growth in commercial real estate and commercial business loans as a complement to our traditional single family residential real estate lending.  As of December 31, 2015, such loans constituted approximately 50.7% of total loans;

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

Market Areas

From our headquarters in Helena, Montana, we operate thirteen full service retail banking offices, including our main office.  Our other full service branches are located in Helena – Neill (opened 1987), Helena – Skyway (opened 2009), Bozeman – Oak (opened 1980, relocated 2009), Butte (opened 1979) and Townsend (opened 1979), Montana.  The Sterling Montana branch acquisition that was completed November 30, 2012 included retail banking offices in: Bozeman, Big Timber, Livingston, Billings, Missoula and Hamilton.  The Bozeman Mendenhall location was sold in June 2015 and relocated to a new leased building.  The acquisition also included three mortgage loan origination locations in Bozeman, Missoula and Kalispell.  The Kalispell location was closed in FY 2014.  We opened a loan production office in Great Falls, Montana in January 2015.

Montana is one of the largest states in terms of land mass but ranks as one of the least populated states.  According to U.S.  Census Bureau data for 2010, it had a population of 989,415 (1.03 million estimated for 2015).  Helena, where we are headquartered, is Montana’s state capital.  It is also the county seat of Lewis and Clark County, which has a population of approximately 65,856 and is located within 120 miles of four of Montana’s other five largest cities:  Missoula, Great Falls, Bozeman and Butte.  Helena is approximately midway between Yellowstone and Glacier National Parks.  Its economy has shown moderate growth, in terms of both employment and income.  State government and the numerous offices of the federal government comprise the largest employment sector.  Helena also has significant employment in the service industries.  Specifically, it has evolved into a central health care center with employment in the medical and the supporting professions as well as the medical insurance industry.  The local economy is also dependent to a lesser extent upon ranching and agriculture.  These have been more cyclical in nature and remain vulnerable to severe weather conditions, increased competition, both domestic and international, as well as commodity prices.

Butte, Montana is approximately 64 miles southwest of Helena.  Butte and the surrounding Silver-Bow County have a population of approximately 34,680.  Butte’s economy was historically reliant on the mining industry and fluctuations in metal and mineral commodity prices have had a corresponding impact on the local economy.

Bozeman is approximately 95 miles southeast of Helena.  It is located in Gallatin County, which has a population of approximately 97,308.  Bozeman is home to Montana State University and experienced fairly significant growth from 1990 to 2007, in part due to the growth of the University as well as the increased tourism for resort areas in and near Bozeman.  Agriculture, however, remains an important part of Bozeman’s economy.  Bozeman has also become an attractive location for retirees, primarily from the West Coast, owing to its many winter and summer recreational opportunities and the presence of the University.

Townsend, Montana is approximately 34 miles southeast of Helena.  Townsend is located in Broadwater County which has a population of approximately 5,667.  Many of its residents commute to other Montana locations for work, particularly Helena.  Other employment in Townsend is primarily in agriculture and services.

Livingston, Montana is approximately 124 miles southeast of Helena.  Livingston and the surrounding Park County have a population of approximately 15,880.  Livingston’s economy is somewhat reliant on the wood products and tourism industry.

Big Timber, Montana is approximately 158 miles southeast of Helena.  Big Timber and the surrounding Sweet Grass County have a population of approximately 3,665.   Big Timber’s economy is somewhat reliant on the wood products, agriculture and tourism industries.

Billings, Montana is approximately 239 miles southeast of Helena.  Billings and the surrounding Yellowstone County have a population of approximately 155,634.  Billings is a significant trade center for eastern Montana.  Select manufacturing is also a significant contributing portion of its economy.

Missoula, Montana is approximately 116 miles west of Helena.  Missoula and the surrounding Missoula County have a population of approximately 112,684.  The University of Montana is located in Missoula and the local economy is reliant on the University and the corresponding trade and services resulting from the University’s presence.

Hamilton, Montana is approximately 161 miles southwest of Helena in Ravalli County.  Ravalli County has a population of approximately 41,030.  Hamilton is a relatively short distance from Missoula with a number of persons working in Missoula, residing in Hamilton.  Medical research and the wood products industry are significant contributors to Ravalli County’s economy.

Great Falls, Montana is approximately 91 miles northeast of Helena in Cascade County.  Cascade County has a population of approximately 82,344.  Health care, education services, and accommodation and food services are large contributors to Cascade County’s economy.

Competition

We face strong competition in our primary market areas for retail deposits and the origination of loans.  Historically, Montana was a unit banking state.  This means that the ability of Montana state banks to create branches was either prohibited or significantly restricted.  As a result of unit banking, Montana has a significant number of independent financial institutions serving a single community in a single location.  While the state’s population is approximately 1.03 million people, there are 58 credit unions in Montana as well as 1 national thrift institution and 54 commercial banks as of December 31, 2015.  Our most direct competition for depositors has historically come from locally owned and out-of-state commercial banks, thrift institutions and credit unions operating in our primary market areas.  The number of such competitor locations has increased significantly in recent years.  Our competition for loans also comes from banks, thrifts and credit unions in addition to mortgage bankers and brokers.  Our principal market areas can be characterized as markets with moderately increasing incomes, relatively low unemployment, increasing wealth (particularly in the growing resort areas such as Bozeman), and moderate population growth.

Lending Activities

General

The Bank primarily originates residential mortgages (1-4 family) and, commercial real estate loans, real estate construction loans, home equity loans, consumer loans and commercial loans.  Commercial real estate loans include loans on multi-family dwellings, loans on nonresidential property and loans on developed and undeveloped land.  Home equity loans include loans secured by the borrower’s primary residence.  Typically, the property securing such loans is subject to a prior lien.  Consumer loans consist of loans secured by collateral other than real estate, such as automobiles, recreational vehicles and boats.  Personal loans and lines of credit are made on deposits held by the Bank and on an unsecured basis.  Commercial business loans consist of business loans and lines of credit on a secured and unsecured basis.

Fee Income

The Bank receives lending related fee income from a variety of sources.  Its principal source of this income is from the origination and servicing of sold mortgage loans.  Fees generated from mortgage loan servicing, which generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing for loans held by others, were $1.72 million for CY 2015, $767,000 for the six months ended December 31, 2014 and $1.37 million for FY 2014.  Other loan related fee income for contract collections, late charges, credit life commissions and credit card fees were $59,000 for CY 2015, $64,000 for the six months ended December 31, 2014 and $164,000 for FY 2014.

Residential Lending

The Bank originates residential mortgage (1-4 family) loans secured by property located in the Bank’s market areas.  Approximately 29.0% of the Bank’s total loans as of December 31, 2015 were comprised of such loans.  The Bank generally originates residential mortgage (1-4 family) loans in amounts of up to 80.0% of the lesser of the appraised value or the selling price of the mortgaged property without requiring private mortgage insurance.  A mortgage loan originated by the Bank, whether fixed rate or adjustable rate, can have a term of up to 30 years.  The Bank holds substantially all of its adjustable rate and its 8, 10 and 12-year fixed rate loans in portfolio.  Adjustable rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan.  The Bank’s fixed rate 15-year and 20-year loans are held in portfolio or sold in the secondary market depending on market conditions.  Generally, all 30-year fixed rate loans are sold in the secondary market.  The volume of loan sales is dependent on the volume, type and term of loan originations.

The Bank obtains a significant portion of its noninterest income from servicing of loans that it has sold.  The Bank offers many of the fixed rate loans it originates for sale in the secondary market on a servicing retained basis.  This means that we process the borrower’s payments and send them to the purchaser of the loan.  This retention of servicing enables the Bank to increase fee income and maintain a relationship with the borrower.  At December 31, 2015, the Bank had $686.34 million in residential mortgage (1-4 family) loans and $4.54 million in commercial real estate and commercial loans sold with servicing retained.  The Bank does not ordinarily purchase home mortgage loans from other financial institutions.

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

Home Equity Loans

The Bank also originates home equity loans.  These loans are secured by the borrowers’ primary residence, but are typically subject to a prior lien, which may or may not be held by the Bank.  At December 31, 2015, $45.35 million or 11.1% of our total loans were home equity loans.  Borrowers may use the proceeds from the Bank’s home equity loans for many purposes, including home improvement, debt consolidation or other purchasing needs.  The Bank offers fixed rate, fixed payment home equity loans as well as variable and fixed rate home equity lines of credit.  Fixed rate home equity loans typically have terms of no longer than 15 years.

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

Commercial Real Estate and Land Loans

The Bank originates commercial real estate mortgage and land loans, including both developed and undeveloped land loans, and loans on multi-family dwellings.  Commercial real estate and land loans made up 41.3% of the Bank’s total loan portfolio, or $167.93 million at December 31, 2015.  The Bank’s commercial real estate mortgage loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings.  The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors.  Generally, commercial real estate loans originated by the Bank will not exceed 75.0% of the appraised value or the selling price of the property, whichever is less.  The average loan size is approximately $470,000 and is typically made with fixed rates of interest and 5- to 15-year maturities.  Upon maturity, the loan is repaid or the terms and conditions are renegotiated.  Generally, all commercial real estate loans that we originate are secured by property located in the state of Montana and within the market areas of the Bank.  The Bank’s largest single commercial real estate loan had a balance of approximately $10.24 million ($9.23 million is guaranteed by Rural Development of the U.S. Department of Agriculture, leaving approximately $1.01 million unguaranteed) on December 31, 2015, and is secured by a detention facility.

Real Estate Construction Lending

The Bank also lends funds for the construction of one-to-four family homes.  Real estate construction loans are made both to individual homeowners for the construction of their primary residence and, to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for sale in the future.  Real estate construction loans accounted for $22.96 million or 5.6% of the Bank’s total loan portfolio at December 31, 2015.

Consumer Loans

As part of its strategy to invest in higher yielding shorter term loans, the Bank emphasized growth of its consumer lending portfolio in recent years.  This portfolio includes personal loans secured by collateral other than real estate, unsecured personal loans and lines of credit and loans secured by deposits held by the Bank.  As of December 31, 2015, consumer loans totaled $14.64 million or 3.6% of the Bank’s total loan portfolio.  These loans consist primarily of auto loans, RV loans, boat loans, personal loans and credit lines and deposit account loans.  Consumer loans are originated in the Bank’s market areas and generally have maturities of up to 7 years.  For loans secured by savings accounts, the Bank will lend up to 90.0% of the account balance on single payment loans and up to 100.0% for monthly payment loans.

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

Commercial Business Loans

Commercial business loans amounted to $39.07 million, or 9.6% of the Bank’s total loan portfolio at December 31, 2015.  The Bank’s commercial business loans are traditional business loans and are not secured by real estate.  Such loans may be structured as unsecured lines of credit or may be secured by inventory, accounts receivable or other business assets.  Within the commercial loan category, $1.92 million were in loans originated through a syndication program where the business resides outside of Montana, at December 31, 2015.

The Bank intends to continue to increase commercial business lending by focusing on market segments which it has not previously emphasized, such as business loans to doctors, lawyers, architects and other professionals, as well as, to small businesses within its market areas.  Our management believes that this strategy provides opportunities for growth, without significant additional cost outlays for staff and infrastructure.

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

Loans to One Borrower

Under Montana law, commercial banks such as the Bank, are subject to certain exemptions and are allowed to select the Office of the Comptroller of the Currency (“OCC”) formula used to determine limits on credit concentrations to single borrowers to an amount equal to the greater of $500,000 or 15.0% of the institution’s unimpaired capital and surplus.  As of December 31, 2015, the Bank’s limit to a single borrower was $9.14 million.  Our largest aggregation of loans to one borrower was approximately $18.82 million at December 31, 2015.  This consisted of three loans: two commercial real estate loans secured by two separate detention facilities and a commercial real estate loan secured by a chemical dependency treatment facility.  The first commercial real estate loan had a principal balance of $4.47 million.  However, 90.0% of that amount, or $4.02 million was sold to the Montana Board of Investments, leaving a net principal balance payable to the Bank of $447,000.  As of December 31, 2015, the principal balance on the second commercial real estate loan was $10.24 million.  However, 90.0% of this loan is guaranteed by the USDA Rural Development.

Thus, 90.0% of the loan, or $9.23 million, is not required to be included in the Bank’s limitations to a single borrower under applicable banking regulations. This leaves approximately $1.01 million subject to the lending limit described above. The Bank entered into an interest rate swap with a third party to change the underlying cash flows of the second loan to be a variable market rate tied to one-month LIBOR. The interest rate swap was terminated during the quarter ended March 31, 2015. The third commercial real estate loan had a principal balance of $4.11 million as of December 31, 2015. As a result, the total amount subject to the lending limit at December 31, 2015 was $5.58 million. At December 31, 2015, these loans were performing in accordance with their terms. The Bank maintains the servicing for these loans.

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

After receiving a loan application from a prospective borrower, a credit report and verifications are obtained to confirm specific information relating to the loan applicant’s employment, income and credit standing.  When required by our policies, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent fee appraiser.  In connection with the loan approval process, our staff analyzes the loan applications and the property involved.  Officers and branch managers are granted lending authority based on the nature of the loan and the managers’ level of experience.  We have established a series of loan committees to approve any loans which may exceed the lending authority of particular officers or branch managers.  Three Directors of the Board are required for approval of any loan, or aggregation of loans to a single borrower, that exceeds $1.25 million.

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

Loan Commitments

We generally provide commitments to fund fixed and adjustable-rate single-family mortgage loans for periods up to 60 days at a specified term and interest rate, and other loan categories for shorter time periods.  The total amount of our commitments to extend credit as of December 31, 2015, was approximately $24.38 million, all of which was for residential mortgage loans.

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

The Board, through its asset/liability committee, has charged the President and CEO with implementation of the investment policy.  All transactions are reported to the Board monthly, as well as the current composition of the portfolio, including market values and unrealized gains and losses.

Sources of Funds

General

Deposits are the major source of our funds for lending and other investment purposes.  Borrowings (principally from the FHLB of Des Moines) are also used to compensate for reductions in the availability of funds from other sources.  In addition to deposits and borrowings, we derive funds from loans and investment securities principal payments.  Funds are also derived from proceeds for the maturity, call and sale of investment securities and from the sale of loans.  Loan and investment securities principal payments are a relatively stable source of funds, while loan prepayments and deposit inflows are significantly influenced by general interest rates and financial market conditions.

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

Borrowings

Deposits are the primary source of funds for our lending and investment activities and for general business purposes.  However, as the need arises, or in order to take advantage of funding opportunities, we also borrow funds in the form of advances from FHLB of Des Moines to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  We also have Federal funds line of credits with PNC Financial Services Group, Inc. (“PNC”), Zions Bank and Stockman Bank.

During FY 2006, our predecessor entity formed a special purpose subsidiary, Eagle Bancorp Statutory Trust I (the “Trust”), for the purpose of issuing trust preferred securities in the amount of $5.16 million.  Our predecessor entity has issued subordinated debentures to the Trust, and the coupon on the debentures matches the dividend payment on the trust preferred securities.  Upon the closing of the second-step conversion and reorganization, we assumed the obligations of our predecessor in connection with the subordinated debentures and trust preferred securities.  For regulatory purposes, the securities qualify as Tier 1 Capital, while for accounting purposes they are recorded as long term debt.  The securities have a 30 year maturity and carried a fixed coupon of 6.02% for the first five years, at which time the coupon became variable, at a spread of 142 basis points over 3 month LIBOR.  At December 31, 2015 the rate was 2.033%.

In June 2015, the Company completed the issuance of $10.00 million in aggregate principal amount of subordinated notes due in 2025 in a private placement transaction to an institutional accredited investor.  The notes will bear interest at an annual fixed rate of 6.75% and interest will be paid quarterly through maturity date or earlier redemption.  The notes qualify as Tier 2 capital for regulatory purposes, subject to applicable limitations.  The notes are recorded as long term debt for accounting purposes.

Other Activities

The Company offers wealth management services at its locations through financial advisors employed by the Bank.  Income from wealth management services was $625,000 for CY 2015, $290,000 for the six months ended December 31, 2014 and $527,000 for FY 2014.

Subsidiary Activity

We are permitted to invest in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations.  The following are subsidiaries of the Company: Opportunity Bank of Montana, Eagle Bancorp Statutory Trust I, and AFSB NMTC Investment Fund, LLC, which is a subsidiary of the Bank.

Personnel

As of December 31, 2015, we had 165 full-time employees and 9 part-time employees.  The employees are not represented by a collective bargaining unit.  We believe our relationship with our employees to be good.

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

Federal Regulation of Commercial Banks

General

Deposits in the Bank, a Montana state-chartered commercial bank are insured by the FDIC.  The bank has no branches in any other state.  The Bank is subject to regulation and supervision by the Montana Department of Administration’s Banking and Financial Institutions Division and the FRB.  The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature, amount of, and collateral for loans.  Federal laws also regulate community reinvestment and insider credit transactions and impose safety and soundness standards.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB of Des Moines (formerly FHLB of Seattle).  The FHLB of Des Moines completed a merger with FHLB of Seattle in June 2015.  FHLB Des Moines is one of 11 regional FHLBs that administer the home financing credit function of banks, credit unions and savings institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.  As a member, the Bank is required to purchase and maintain a specified amount of shares of capital stock in the FHLB of Des Moines.

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

New Assessments Under Dodd-Frank

The FDIC assesses deposit insurance premiums on each insured institution quarterly based on annualized rates for one of four risk categories.  As required by the Dodd-Frank Act, the FDIC adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution's total assets minus its tangible equity (defined as Tier I capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion is assigned to a Risk Category and a range of initial base assessment rates applies to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution's brokered deposits exceed 10.0% of its domestic deposits, to produce total base assessment rates.  Effective April 1, 2011, total base assessment rates will range from 2.5 to 9.0 basis points for Risk Category I, 9.0 to 24.0 basis points for Risk Category II, 18.0 to 33.0 basis points for Risk Category III, and 30.0 to 45.0 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FD1C-insured institution.  The FDIC may increase or decrease its rates for each quarter by 2.0 basis points without further rulemaking.  In an emergency, the FDIC may also impose a special assessment.

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

Capital Requirements

Federally insured savings institutions, such as the Bank, are required by the FRB to maintain minimum levels of regulatory capital.  These minimum capital standards include: a ratio of total capital to risk-weighted assets of 8.0%, a ratio of Tier 1 capital to risk-weighted assets of 6.0%, a ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, or a ratio of Tier 1 capital to total assets of 4.0%.  The regulations require that, in meeting the capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires state chartered commercial banks to maintain Tier 1 and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 6.0% and 8.0%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0.0% to 100.0%, assigned by the FRB capital regulation based on the risks believed inherent in the type of asset.  Tier 1 capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100.0% of core capital.  The FRB also has authority to establish individual minimum capital requirements for financial institutions.

Basel III – New Capital and Prompt Corrective Action Regulations. In July 2013, the federal bank regulatory agencies issued interim final rules that revise and replace the current risk-based capital requirements in order to implement the “Basel III” regulatory capital reforms released by the Basel Committee on Banking Supervision and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Basel III reforms reflected in the final rules include an increase in the risk-based capital requirements and certain changes to capital components and the calculation of risk-weighted assets.

Effective January 1, 2015, bank holding companies with consolidated assets of $1 Billion or more and banks like Opportunity Bank must comply with new minimum capital ratio requirements to be phased-in between January 1, 2015 and January 1, 2019, which would consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6% (increased from 4%); (iii) a total capital to total risk weighted assets ratio of 8% (unchanged from current rules); and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4%.

In addition, a “capital conservation buffer,” is established which when fully phased-in will require maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements described above. The 2.5% buffer will increase the minimum capital ratios to (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new buffer requirement will be phased-in between January 1, 2016 and January 1, 2019. If the capital ratio levels of a banking organization fall below the capital conservation buffer amount, the organization will be subject to limitations on (i) the payment of dividends; (ii) discretionary bonus payments; (iii) discretionary payments under Tier 1 instruments; and (iv) engaging in share repurchases.

The federal bank regulatory agencies also implemented changes to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital ratios begin to show signs of weakness. These changes will take effect beginning January 1, 2015 and will require insured depository institutions to meet the following increased capital ratio requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8%; (iii) a total capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%. See also the additional discussion below under “Prompt Corrective Action.”

Management believes that, as of December 31, 2015, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital rules on a fully phased-in basis as if such requirements were currently in effect; however, final rules are subject to regulatory discretion and could result in the need for additional capital levels in the future.

Prompt Corrective Action

Federal bank regulatory agencies are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization.  Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8.00%, a ratio of Tier 1 capital to risk-weighted assets of less than 6.0%, a ratio of common equity Tier 1 capital to risk-weighted assets of less than 4.5%, or a ratio of Tier 1 capital to total assets of less than 4.0% is considered to be “undercapitalized.”  An institution that has a total risk-based capital ratio less than 6.0%, a Tier 1 capital ratio of less than 4.0%, a common equity Tier 1 capital ratio of less than 3.0% or a Tier 1 leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.”  An institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the FRB is required to appoint a receiver or conservator for a savings institution that is “critically undercapitalized.”  Regulations also require that a capital restoration plan be filed with the FRB within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  ”Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.   The FRB also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  At December 31, 2015, the Bank’s capital ratios met the “well capitalized” standards.

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

Our authority to extend credit to executive officers, directors and 10.0% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, FRB Regulation O.  Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2015, we were in compliance with these regulations.

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

The United States and many industrial nations are experiencing adverse economic conditions and slow recovery.  Loan portfolio quality has improved at many institutions, reflecting in part, the improving U.S. economy and rising employment.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages appear to have stabilized but may continue to decline.  The continuing stagnation in the real estate market also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans.  Financial institution stock prices have declined substantially, and it is significantly more difficult for financial institutions to raise capital or borrow in the debt markets.

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

Because we have increased our commercial real estate and commercial business loan originations, our credit risk has increased and continued downturns in the local real estate market or economy could adversely affect our earnings.

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

If our investment in the Federal Home Loan Bank of Des Moines becomes impaired, our earnings and shareholders’ equity could decrease.

We are required to own common stock of the Federal Home Loan Bank of Des Moines (‘FHLB”) to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB’s advance program.  The aggregate cost of our FHLB common stock as of December 31, 2015 was $3.40 million.  FHLB common stock is not a marketable security and can only be redeemed by the FHLB.

FHLB’s may be subject to accounting rules and asset quality risks that could materially lower their regulatory capital.  In an extreme situation, it is possible that the capitalization of a FHLB, including the FHLB of Des Moines, could be substantially diminished or reduced to zero.  Consequently, we believe that there is a risk that our investment in FHLB of Des Moines common stock could be deemed impaired at some time in the future, and if this occurs, it would cause our earnings and shareholders’ equity to decrease by the amount of the impairment charge.

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

Eagle’s and the Bank’s executive office is located at 1400 Prospect Avenue in Helena, Montana.  The Bank conducts its business through 17 offices.  These offices are located in Helena, Butte, Bozeman, Townsend, Livingston, Big Timber, Billings, Missoula and Hamilton, Montana.  A loan production office was opened in Great Falls, Montana in January 2015.  The Bozeman – Mendenhall Branch that was acquired in 2012 as part of the Sterling Montana branch acquisition was sold in June 2015 and was relocated to a leased location.  The principal banking office in Helena also serves as the executive headquarters.  This headquarters houses approximately 28.0% of the Bank’s full-time employees.  In addition, an operations center is located in Helena.  The following table includes the location of each of the Bank’s offices, the year the office was opened and the net book value including land, buildings and furniture and equipment.  The square footage at each location is also presented.

				Value At
				December 31, 2015	Square
Location	Address	Opened		(In Thousands)	Footage

Helena Main Office	1400 Prospect Ave.	1997		$3,405	32,304
	Helena, MT 59601
Helena Neill Avenue Branch	28 Neill Ave.	1987		$874	1,391
	Helena, MT 59601
Helena Skyway Branch	2090 Cromwell Dixon	2009		$2,005	4,643
	Helena, MT 59602
Butte Office	3401 Harrison Ave.	1979		$387	3,890
	Butte, MT 59701
Bozeman - Oak Office	1455 Oak St.	2009		$7,075	19,818
	Bozeman, MT 59715
Townsend Office	416 Broadway	1979		$150	1,973
	Townsend, MT 59644
Bozeman - Downtown Branch	237 W. Main St.	2012 (Relocated 2015)		$35	1,711
	Bozeman, MT 59715
Livingston Office	123 S. Main St.	2012	*	$825	11,072
	Livingston, MT 59047
Big Timber Office	101 McLeod St.	2012		$824	2,004
	Big Timber, MT 59011
Billings Office	455 S. 24th St. West	2012	*	$132	3,778
	Billings, MT 59102
Missoula - Higgins Branch	200 N. Higgins	2012	*	$207	3,079
	Missoula, MT 59802
Missoula - Reserve Office	1510 S Reserve St.	2012	*	$69	4,320
	Missoula, MT 59801
Hamilton Office	711 S. First Street	2012		$1,760	4,870
	Hamilton, MT 59840
Helena Operations Center	3210 Euclid Ave.	2012		$402	6,758
	3203 Broadwater Ave.
Bozeman Home Loan Office	1006 W. Main St.	2012	*	$29	2,981
	Bozeman, MT 59715
Missoula Home Loan Office	2800 S. Reserve St.	2012	*	$29	2,965
	Missoula, MT 59801
Great Falls Loan Production Office	120 1st Ave. North, Suite 201	2015	*	$9	1,883
	Great Falls, MT 59401

* Leased location

As of December 31, 2015, the net book value of land, buildings and furniture and equipment owned by the Bank, less accumulated depreciation, totaled $18.22 million.

ITEM 3.	LEGAL PROCEEDINGS.

The Bank, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Bank.  There were no lawsuits pending or known to be contemplated against Eagle or the Bank as of December 31, 2015.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Global Market under the symbol “EBMT.”  At the close of business on December 31, 2015, there were 3,779,464 shares of common stock outstanding, held by approximately 880 shareholders of record.  The closing price of the common stock on December 31, 2015, was $12.36 per share.  The following table includes the high and low prices for our common stock for each quarter presented, as well as, dividends paid during each quarter:

			Dividends
Quarter Ended	High	Low	Paid
Calendar Year 2015:
December 31, 2015	$13.23	$11.26	$0.0775
September 30, 2015	$12.46	$10.68	$0.0775
June 30, 2015	$11.19	$10.54	$0.0750
March 31, 2015	$11.20	$10.60	$0.0750
Six Months Ended December 31, 2014
December 31, 2014	$11.40	$10.50	$0.0750
September 30, 2014	$10.94	$10.50	$0.0750
Fiscal Year 2014:
June 30, 2014	$11.37	$10.45	$0.0725
March 31, 2014	$11.64	$10.60	$0.0725
December 31, 2013	$11.05	$10.70	$0.0725
September 30, 2013	$12.03	$10.66	$0.0725

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

The following table summarizes the Company’s purchase of its common stock for the three months ended December 31, 2015:

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs

October 1, 2015 through October 31, 2015	-	-	-	53,935

November 1, 2015 through November 30, 2015	15,000	$11.75	15,000	38,935

December 1, 2015 through December 31, 2015	-	-	-	38,935

Total	15,000	$11.75	15,000

On July 1, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to 200,000 shares of its common stock.  Under the plan, shares could be purchased by the company on the open market or in privately negotiated transactions.  During the six months ended June 30, 2015, 55,800 shares were purchased at an average price of $11.03 per share.  During the six month transition period ended December 31, 2014, 55,000 shares were purchased at an average price of $10.66 per share.  The repurchase program expired on June 30, 2015.

On July 1, 2013, the Company announced that its Board of Directors authorized a common stock repurchase program for 150,000 shares of common stock, effective July 1, 2013. The Company did not purchase any shares of our common stock during the FY 2014. The repurchase program expired on June 30, 2014.

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

The Bank has a strong mortgage lending focus, with the majority of its loan originations in single-family residential mortgages, which has enabled it to successfully market home equity loans, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.).  In recent years we have also focused on adding commercial loans to our portfolio, both real estate and non-real estate.  We have made significant progress in this initiative.  As of December 31, 2015, commercial real estate and land loans and commercial business loans represented 41.2% and 9.6% of the total loan portfolio, respectively.  The purpose of this diversification is to mitigate our dependence on the mortgage market, as well as to improve our ability to manage our interest rate spread.  The Bank’s management recognizes that fee income will also enable it to be less dependent on specialized lending and it maintains a significant loan serviced portfolio, which provides a steady source of fee income.  As of December 31, 2015, we had mortgage servicing rights, net of $4.97 million compared to $4.12 million as of December 31, 2014.  Gain on sale of loans also provides significant fee income or noninterest income in periods of high mortgage loan origination volumes.  Such income will be adversely affected in periods of lower mortgage activity.

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

The level and movement of interest rates impacts the Bank’s earnings as well.  The Federal Open Market Committee (“FOMC”) changed the federal funds target rate from 0.25% to 0.50% in December 2015.

From time to time the Bank has considered growth through mergers or acquisition as an alternative to its strategy of organic growth. In this regard, the Bank has experienced an increase in loan originations due to the Sterling branch acquisition which closed in December 2012.  Deposit fee income has also increased due to the increase in the number of accounts.  The addition of the wealth management division from the acquisition has also increased noninterest income and furthered the Bank’s strategy to increase fee income to complement its margin.  Operating expenses, primarily salaries and employee benefits also increased as a result of the acquisition.

The Bank completed a core systems conversion during the third quarter of CY 2015.  Future cost savings are anticipated due to the core systems conversion.

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

In 2015, the FASB amended its authoritative guidance related to debt issuance costs.  The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability.  However, the recognition and measurement guidance related to debt issuance costs is not affected by this amendment.  The amendment is effective for annual and interim reporting periods beginning after December 15, 2015 and is to be applied on a retrospective basis.  Early adoption is permitted.  The Company adopted this standard during the quarter ended June 30, 2015 and has included the required disclosures in this report on Form 10-K.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.” The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendment is effective for annual and interim reporting periods beginning after December 15, 2015 and is not expected to have a significant impact to the Company’s financial statements.

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendment has a number of provisions including the requirements that public business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, a separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans receivables), and eliminating the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.  The amendment is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company is evaluating the potential impact of the amendment on the financial statements.

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

Financial Condition

December 31, 2015 compared to December 31, 2014

Total assets increased $70.14 million, or 12.5%, to $630.35 million at December 31, 2015 from $560.21 million at December 31, 2014.  The loan portfolio increased $87.46 million or 27.7%, to $403.73 million at December 31, 2015 from $316.27 million at December 31, 2014.  Securities available-for-sale decreased $16.05 million or 9.9%, to $145.74 million from $161.79 million at December 31, 2014.  Total liabilities increased by $69.19 million, or 13.7%, to $574.90 million from $505.71 million at December 31, 2014.  Total deposits increased $41.78 million or 9.5%, to $483.18 million at December 31, 2015.  Subordinated debentures less debt issuance costs increased $9.79 million to $14.95 million at December 31, 2015.  Federal Home Loan Bank (“FHLB”) advances and other borrowings increased $17.73 million or 32.2%, to $72.72 million at December 31, 2015.

Balance Sheet Details

Investment Securities

We maintain a portfolio of investment securities, classified as either available-for-sale (including those accounted for under FASB ASC Topic 825) or held-to-maturity to enhance total return on investments.  Our investment securities include U.S. government and agency obligations, Small Business Administration pools, municipal securities, mortgage-backed securities (“MBSs”), collateralized mortgage obligations (“CMOs”) and corporate obligations, all with varying characteristics as to rate, maturity and call provisions.  There were no held-to-maturity investment securities included in the investment portfolio at December 31, 2015.  All investment securities included in the investment portfolio are currently available-for-sale.  Eagle also has interest-bearing deposits in other banks and stock in the FHLB of Des Moines and FRB.

The following table summarizes investment securities:

	December 31,
	2015		2014
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency	$10,615	7.03%	$33,181	20.11%
Municipal obligations	67,069	44.42%	71,885	43.57%
Corporate obligations	9,450	6.26%	6,005	3.64%
MBSs	32,735	21.68%	21,964	13.31%
CMOs	25,869	17.13%	28,752	17.42%

Total securities available-for-sale	145,738	96.52%	161,787	98.05%

Interest-bearing deposits	970	0.64%	613	0.37%

FHLB capital stock, at cost	3,397	2.25%	1,968	1.19%

FRB capital stock, at cost	887	0.59%	641	0.39%

Total	$150,992	100.00%	$165,009	100.00%

December 31, 2015 compared to December 31, 2014.  Securities available-for-sale decreased $16.05 million.  The largest decrease in securities available-for-sale was in U.S. government and agency securities which decreased $22.57 million largely due to sales activity during the period.  Municipal obligations decreased by $4.82 million and CMOs decreased by $2.88 million.  These decreases were partially offset by increases in MBSs of $10.77 million and increases in corporate obligations of $3.45 million largely due to purchase activity during the period.

The following table sets forth information regarding the values, weighted average yields and maturities of investment securities:

	December 31, 2015
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total Investment Securities

	Fair Value	Annualized Weighted Average Yield	Fair Value	Annualized Weighted Average Yield	Fair Value	Annualized Weighted Average Yield	Fair Value	Annualized Weighted Average Yield	Fair Value	Approximate Market Value	Annualized Weighted Average Yield
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency	$-	-%	$-	-%	$987	2.02%	$9,628	2.56%	$10,615	$10,615	2.51%
Municipal obligations	-	-	1,357	2.19	9,779	3.06	55,933	3.92	67,069	67,069	3.76
Corporate obligations	-	-	5,537	1.32	3,913	1.48	-	-	9,450	9,450	1.39
MBSs	-	-	-	-	1,820	1.43	30,915	2.93	32,735	32,735	2.85
CMOs	-	-	4,415	1.37	10,201	1.94	11,253	2.33	25,869	25,869	2.01

Total securities available-for-sale	-	-	11,309	1.44	26,700	2.25	107,729	3.35	145,738	145,738	3.00

Interest-bearing deposits	970	0.25	-	-	-	-	-	-	970	970	0.25

Federal funds sold	-	-	-	-	-	-	-	-	-	-	-

FHLB capital stock	-	-	-	-	3,397	2.75	-	-	3,397	3,397	2.75

FRB capital stock	-	-	-	-	887	6.00	-	-	887	887	6.00

Total	$970	0.25%	$11,309	1.44%	$30,984	2.41%	$107,729	3.35%	$150,992	$150,992	2.99%

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	December 31,
	2015		2014
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential mortgage
(1-4 family) (1)	$118,133	28.95%	$103,420	32.40%
Commercial real estate	167,930	41.15%	116,105	36.37%
Real estate construction	22,958	5.63%	10,149	3.18%
Total real estate loans	309,021	75.73%	229,674	71.95%

Other loans:
Home equity	45,345	11.11%	40,123	12.57%
Consumer	14,641	3.59%	13,827	4.33%
Commercial	39,072	9.57%	35,582	11.15%
Total other loans	99,058	24.27%	89,532	28.05%

Total loans	408,079	100.00%	319,206	100.00%

Deferred loan fees	795		486
Allowance for loan losses	3,550		2,450

Total loans, net	$403,734		$316,270

(1) Excludes loans held-for-sale.

December 31, 2015 compared to December 31, 2014.  Loans receivable increased $87.46 million.  Commercial real estate loans increased $51.83 million, residential mortgage loans increased $14.71 million and construction loans increased $12.81 million.  Home equity, commercial and consumer loans also increased.  Total loan originations were $380.36 million for the year ended December 31, 2015, with residential mortgages (1-4 family) accounting for $240.65 million of the total.  Commercial real estate and land loan originations totaled $80.50 million.  Construction and home equity loan originations totaled $16.56 million and $13.54 million, respectively, for the same period. Consumer loan originations totaled $8.12 million.  Commercial loan originations totaled $20.99 million.  There were no commercial loan originations from loan syndication programs with borrowers residing outside of Montana during the year ended December 31, 2015.  Loans held-for-sale increased $1.11 million, to $18.70 million at December 31, 2015 from $17.59 million at December 31, 2014.

Loan Maturities.  The following table sets forth the estimated maturity of the loan portfolio of the Bank at December 31, 2015.  Balances exclude deferred loan fees and allowance for loan losses.  Scheduled principal repayments of loans do not necessarily reflect the actual life of such assets.  The average life of a loan is typically substantially less than its contractual terms because of prepayments.  In addition, due on sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, the borrower sells the real property, subject to the mortgage, and the loan is not paid off.  All mortgage loans are shown to be maturing based on the date of the last payment required by the loan agreement, except as noted.

Loans having no stated maturity, those without a scheduled payment, demand loans and matured loans, are shown as due within six months.

	One Year or Less	One to Five Years	After 5 Years	Total

Residential mortgage (1-4 family) (1)	$2,025	$2,959	$131,851	$136,835
Commercial real estate	22,100	17,569	128,261	167,930
Real estate construction	18,464	2,690	1,804	22,958
Home equity	4,180	6,693	34,472	45,345
Consumer	1,460	9,079	4,102	14,641
Commercial	11,336	14,607	13,129	39,072
Total loans (1)	$59,565	$53,597	$313,619	$426,781

(1) Includes loans held-for-sale.

The following table includes loans by fixed or adjustable rates at December 31, 2015:

	Fixed	Adjustable	Total
	(Dollars in Thousands)
Due after December 31, 2016:
Residential mortgage (1 to 4 family) (1)	$91,450	$43,360	$134,810
Commercial real estate	86,380	59,450	145,830
Real estate construction	2,503	1,991	4,494
Home equity	11,295	29,870	41,165
Consumer	11,393	1,788	13,181
Commercial	22,297	5,439	27,736
Total (1)	225,318	141,898	367,216

Due in less than one year	54,301	5,264	59,565

Total Loans (1)	$279,619	$147,162	$426,781

Percent of total	65.52%	34.48%	100.00%

(1) Includes loans held-for-sale

The following table sets forth information with respect to our loan originations, purchases and sales activity:

	Year Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,
	2015	2014	2014
	(In Thousands)

Net loans receivable at beginning of period (1)	$333,857	$291,236	$235,484

Loans originated:
Residential mortgage (1-4 family)	240,649	120,829	212,761
Commercial real estate	80,505	35,225	41,425
Real estate construction	16,561	5,292	10,267
Home equity	13,544	4,958	12,921
Consumer	8,106	4,343	8,230
Commercial	20,993	5,212	12,179
Total loans originated	380,358	175,859	297,783

Loans sold:
Whole loans	230,616	101,575	182,038

Principal repayments and loan refinancings	62,572	32,061	60,414

Deferred loan fees increase	309	73	296

Allowance for losses increase	1,100	325	125

Net loan increase	88,579	42,621	55,752

Net loans receivable at end of period (1)	$422,436	$333,857	$291,236

(1) Includes loans held-for-sale.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions.  If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt.  Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of.  When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs.  The initial recording of any loss is charged to the allowance for loan losses.  As of December 31, 2015, the Bank had $595,000 of real estate owned.

Loans are reviewed on a quarterly basis and are placed on non-accrual status when they are 90 days or more delinquent.  Loans may be placed on non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful.  Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan.  At December 31, 2015, we had $2.03 million ($1.98 million net of specific reserves for loan losses) of loans that were nonperforming and held on non-accrual status.

The following table provides information regarding the Bank’s loans that are delinquent 30 to 89 days:

	December 31, 2015
	Number	Amount	Percentage of Total
	(Dollars in Thousands)
Loan type:
Residential mortgage (1-4 family)	16	$1,163	43.43%
Commercial real estate	3	177	6.61%
Real estate construction	5	662	24.72%
Home equity	18	319	11.91%
Consumer	67	184	6.87%
Commercial	11	173	6.46%
Total	120	$2,678	100.00%

The following table sets forth information regarding nonperforming assets:

	December 31,
	2015	2014
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential mortgage (1-4 family)	$730	$821
Commercial real estate	667	-
Other loans:
Home equity	161	48
Consumer	145	16
Commercial	327	77
Accruing loans delinquent 90 days or more
Real estate loans:
Residential mortgage (1-4 family)	221	-
Commercial real estate	4	-
Real estate construction	247	-
Restructured loans:
Home equity	46	48
Total nonperforming loans	2,548	1,010
Real estate owned and other repossessed property, net	595	637
Total nonperforming assets	$3,143	$1,647

Total nonperforming loans to total loans	0.63%	0.32%
Total nonperforming loans to total assets	0.40%	0.18%
Total allowance for loan loss to nonperforming loans	139.32%	242.57%
Total nonperforming assets to total assets	0.50%	0.29%

Residential mortgage (1-4 family) non-accrual loans decreased during the year ended December 31, 2015 by $821,000 due to one loan paid off via a short sale.  However, the balance increased to $730,000 at December 31, 2015 due to three loans moving to non-accrual status.  Commercial real estate non-accrual loans increased during the year ended December 31, 2015 due to one loan moving to non-accrual status.

During the year ended December 31, 2015, the Bank sold six real estate owned and other repossessed assets resulting in a loss of $13,000.  There were no write-downs on fair value less cost to sell for foreclosed real estate property and other repossessed during the year ended December 31, 2015.  During the year ended December 31, 2015, a minimal amount of interest was recorded on loans previously accounted for on a non-accrual basis.

Management, in compliance with regulatory guidelines, conducts an internal loan review program, whereby loans are placed or classified in categories depending upon the level of risk of nonpayment or loss.  These categories are special mention, substandard, doubtful or loss.  When a loan is classified as substandard or doubtful, management is required to establish an allowance for loan loss in an amount that is deemed prudent.  When management classifies a loan as a loss asset, an allowance equal up to 100.0% of the loan balance is required to be established or the loan is required to be charged-off.  The allowance for loan losses is composed of an allowance for both inherent risk associated with lending activities and specific problem assets.

Management’s evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by regulatory agencies as part of their examination process.  In addition, each loan that exceeds $750,000 and each group of loans that exceeds $750,000 is monitored more closely.

The following table reflects our classified assets:

	December 31,
	2015	2014
	(In Thousands)
Residential mortgage (1-4 family):
Special mention	$-	$-
Substandard	1,422	1,331
Doubtful	-	-
Loss	-	140

Commercial real estate:
Special mention	-	-
Substandard	667	-
Doubtful	-	-
Loss	-	-

Real estate construction:
Special mention	-	-
Substandard	782	-
Doubtful	-	-
Loss	-	-

Home equity loans:
Special mention	-	-
Substandard	156	328
Doubtful	82	-
Loss	7	-

Consumer loans:
Special mention	-	-
Substandard	140	41
Doubtful	4	7
Loss	11	7

Commercial loans:
Special mention	-	-
Substandard	367	229
Doubtful	-	-
Loss	30	-

Securities available-for-sale:
Special mention	-	-
Substandard	-	-
Doubtful	-	-
Loss	-	-

Real estate owned/repossessed property	595	637

Total classified loans and real estate owned	$4,263	$2,720

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

Provisions for, or adjustments to, estimated losses are included in earnings in the period they are established.  At December 31, 2015, we had $3.55 million in allowances for loan losses.

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

It is our policy to review our loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis.

The following table includes information for allowance for loan losses:

	Year Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,
	2015	2014	2014
	(Dollars in Thousands)

Beginning balance	$2,450	$2,125	$2,000

Provision for loan losses	1,303	515	608
Loans charged-off
Residentail mortgage (1-4 family)	(137)	-	-
Commercial real estate	-	-	(199)
Real estate construction	-	-	-
Home equity	-	(159)	(73)
Consumer	(61)	(65)	(88)
Commercial	(25)	(24)	(144)
Recoveries
Residentail mortgage (1-4 family)	-	-	-
Commercial real estate	-	31	17
Real estate construction	-	-	-
Home equity	1	-	-
Consumer	18	27	4
Commercial	1	-	-
Net loans charged-off	(203)	(190)	(483)

Ending balance	$3,550	$2,450	$2,125

Allowance for loan losses to total loans	0.87%	0.77%	0.77%
Allowance for loan losses to total nonperforming loans	139.32%	242.57%	407.09%
Net charge-offs to average loans outstanding during the period	0.05%	0.06%	0.19%

The following table presents allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans:

	December 31,
	2015			2014
	Amount	Percentage of Allowance to Total	Loan Category to Total Loans	Amount	Percentage of Allowance to Total	Loan Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Residential mortgage
(1-4 family)	$911	25.66%	28.95%	$684	27.92%	32.40%
Commercial real estate	1,593	44.88%	41.15%	1,098	44.81%	36.37%
Real estate construction	184	5.18%	5.63%	35	1.43%	3.18%
Total real estate loans	2,688	75.72%	75.73%	1,817	74.16%	71.95%

Other loans:
Home equity	342	9.63%	11.11%	270	11.02%	12.57%
Consumer	66	1.86%	3.59%	46	1.88%	4.33%
Commercial	454	12.79%	9.57%	317	12.94%	11.15%
Total other loans	862	24.28%	24.27%	633	25.84%	28.05%

Total	$3,550	100.00%	100.00%	$2,450	100.00%	100.00%

Deposits and Other Sources of Funds

Deposits.  Deposits are the Company’s primary source of funds.  Core deposits are deposits that are more stable and somewhat less sensitive to rate changes.  They also represent a lower cost source of funds than rate sensitive, more volatile accounts such as certificates of deposit.  We believe that our core deposits are our checking, savings accounts, money market accounts and IRA accounts.  Based on our historical experience, we include IRA accounts funded by certificates of deposit as core deposits because they exhibit the principal features of core deposits in that they are stable and generally are not rate sensitive.  Core deposits were $364.00 million or 75.3% of the Bank’s deposits at December 31, 2015 ($330.74 million or 68.4% if IRA certificates of deposit are excluded).  The presence of a high percentage of core deposits and, in particular, transaction accounts reflects in part our strategy to restructure our liabilities to more closely resemble the lower cost liabilities of a commercial bank.  However, a significant portion of our deposits remains in certificate of deposit form.  These certificates of deposit, if they mature and are renewed at higher rates, would result in an increase in our cost of funds.

The following table includes deposit accounts and the associated weighted average interest rates for each category of deposits:

	December 31,
	2015			2014
			Weighted			Weighted
		Percent	Average		Percent	Average
	Amount	of Total	Rate	Amount	of Total	Rate
	(Dollars in Thousands)
Noninterest checking	$77,031	15.94%	0.00%	$60,924	13.80%	0.00%
Interest bearing checking	87,350	18.08%	0.03%	76,367	17.30%	0.04%
Savings	71,474	14.79%	0.04%	62,455	14.15%	0.04%
Money market accounts	94,880	19.64%	0.12%	91,431	20.72%	0.11%
Total	330,735	68.45%	0.05%	291,177	65.97%	0.05%
Certificates of deposit accounts:
IRA certificates	33,262	6.88%	0.96%	34,216	7.75%	1.01%
Brokered certificates	7,071	1.46%	1.02%	4,195	0.95%	1.80%
Other certificates	112,114	23.21%	0.89%	111,812	25.33%	0.86%
Total certificates of deposit	152,447	31.55%	0.92%	150,223	34.03%	0.92%
Total deposits	$483,182	100.00%	0.32%	$441,400	100.00%	0.35%

December 31, 2015 compared to December 31, 2014.  All deposit products increased during the period.  Management attributes the continued organic increase in deposits to increased marketing of checking accounts as well as customers’ preference for placing funds in secure, federally insured accounts.  Noninterest checking increased $16.12 million or 26.4%, to $77.03 million at December 31, 2015.  Interest bearing checking increased $10.98 million or 14.4%, to $87.35 million at December 31, 2015.  Savings increased $9.02 million or 14.4%, to $71.47 million at December 31, 2015.  Money markets increased $3.45 million, or 3.8% and time certificates of deposit increased $2.22 million or 1.5%.  Brokered certificates increased $2.88 million to $7.07 million at December 31, 2015 from $4.20 million at December 31, 2014.  The increase is due to the purchase of three brokered certificates with coupon rates ranging from 0.55% to 1.35% and maturities ranging from December 2016 through December 2018, partially offset by the call of the $4.20 million brokered certificate that was outstanding at December 31, 2014.

The following table shows the amount of certificates of deposit with balances of $100,000 to $250,000 and greater than $250,000 by time remaining until maturity as of December 31, 2015:

	Balance
		Greater
	$100 - $250	than $250	Total
	(In Thousands)
3 months or less	$6,809	$1,960	$8,769
Over 3 to 6 months	8,632	4,074	12,706
Over 6 to 12 months	10,939	7,367	18,306
Over 12 months	19,817	10,791	30,608
Total	$46,197	$24,192	$70,389

Our depositors are primarily residents of the state of Montana.

Borrowings.  Deposits are the primary source of funds for our lending and investment activities and for general business purposes.  However, as the need arises, or in order to take advantage of funding opportunities, we also borrow funds in the form of advances from FHLB of Des Moines to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  We also have Federal funds line of credits with PNC, Zions Bank and Stockman Bank.

The following table includes information related to FHLB of Des Moines and other borrowings:

	Year Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,
	2015	2014	2014
	(Dollars in Thousands)
FHLB advances:
Average balance	$47,344	$45,598	$28,692
Maximum balance at any month-end	68,261	48,898	49,404
Balance at period end	68,261	43,704	49,404
Weighted average interest rate during the period	1.11%	1.30%	2.24%
Weighted average interest rate at period end	1.08%	1.28%	1.20%

Repurchase agreements:
Average balance	$-	$-	$-
Maximum balance at any month-end	-	-	-
Balance at period end	-	-	-
Weighted average interest rate during the period	0.00%	0.00%	0.00%
Weighted average interest rate at period end	0.00%	0.00%	0.00%

Other:
Average balance	$4,023	$5,512	$3,926
Maximum balance at any month-end	12,647	11,750	12,070
Balance at period end	4,455	11,289	2,050
Weighted average interest rate during the period	0.57%	0.48%	0.51%
Weighted average interest rate at period end	0.68%	0.41%	0.65%

Total borrowings:
Average balance	$51,367	$51,110	$32,618
Maximum balance at any month-end	72,716	55,471	51,454
Balance at period end	72,716	54,993	51,454
Weighted average interest rate during the period	1.07%	1.21%	2.04%
Weighted average interest rate at period end	1.05%	1.11%	1.17%

December 31, 2015 compared to December 31, 2014.  Advances from the FHLB and other borrowings increased $17.73 million or 32.2%, to $72.72 million at December 31, 2015.  The increase was primarily due to increases in long-term FHLB borrowings slightly offset by decreases in short-term FHLB and other borrowings.  The borrowings were used to help fund the robust loan growth.  Subordinated debentures, net of issuance costs, increased $9.79 million to $14.95 million at December 31, 2015 compared to $5.16 million at December 31, 2014.  In June 2015, the Company completed the issuance of $10.00 million in aggregate principal amount of subordinated notes due in 2025 in a private placement transaction to an institutional accredited investor.  The notes will bear interest at an annual fixed rate of 6.75% and interest will be paid quarterly through maturity date or earlier redemption.

Shareholders’ Equity

December 31, 2015 compared to December 31, 2014.  Total shareholders’ equity increased slightly by $952,000 or 1.7%, to $55.45 million at December 31, 2015 from $54.50 million at December 31, 2014.  This is primarily due to net income of $2.58 million and an increase in accumulated other comprehensive income of $467,000 partially offset by treasury stock purchased for $1.32 million and dividends paid of $1.16 million.

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

	Year Ended December 31, 2015			Six Months Ended December 31, 2014			Year Ended June 30, 2014
	Average	Interest		Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(3)	Balance	Dividends	Cost(3)	Balance	Dividends	Cost(3)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
FHLB and FRB stock	$2,979	$67	2.25%	$2,189	$19	1.72%	$1,901	$2	0.10%
Loans receivable, net	374,849	17,332	4.62%	315,316	7,562	4.80%	260,825	12,985	4.98%
Investment securities	150,520	3,058	2.03%	181,668	2,026	2.23%	200,226	4,283	2.14%
Other	4,913	9	0.18%	4,754	2	0.03%	3,106	11	0.26%
Total interest-earning assets	533,261	20,466	3.84%	503,927	9,609	3.81%	466,058	17,281	3.71%
Noninterest-earning assets	50,397			46,520			49,415
Total assets	$583,658			$550,447			$515,473

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Money market	$94,525	$107	0.11%	$90,773	$51	0.11%	$89,590	$78	0.09%
Savings	67,051	30	0.04%	60,960	13	0.04%	58,782	33	0.06%
Checking	81,462	27	0.03%	72,543	13	0.03%	67,688	28	0.04%
Certificates of deposit	151,472	1,293	0.85%	151,431	600	0.79%	154,845	1,156	0.75%
Advances from FHLB and other borrowings
including subordinated debt	61,392	998	1.63%	55,424	353	1.27%	36,908	750	2.03%
Total interest-bearing liabilities	455,902	2,455	0.54%	431,131	1,030	0.48%	407,813	2,045	0.50%
Non-interest checking	70,766			63,044			57,771
Other noninterest-bearing liabilities	2,940			3,301			753
Total liabilities	529,608			497,476			466,337

Total equity	54,050			52,971			49,136

Total liabilities and equity	$583,658			$550,447			$515,473
Net interest income/interest rate spread(1)		$18,011	3.30%		$8,579	3.34%		$15,236	3.21%

Net interest margin(2)			3.38%			3.40%			3.27%
Total interest-earning assets to interest-bearing liabilities			116.97%			116.88%			114.28%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(2)	Net interest margin represents income before the provision for loan losses divided by average interest-earning assets.
(3)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.

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

	Year Ended December 31, 2015			Six Months Ended December 31, 2014			Year Ended June 30, 2014
		Due to			Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
FHLB and FRB stock	$9	$39	$48	$-	$35	$35	$-	$2	$2
Loans receivable, net	3,923	(786)	3,137	2,712	(573)	2,139	2,801	(1,016)	1,785
Investment securities	(844)	(307)	(1,151)	(397)	167	(230)	707	8	715
Other earning assets	1	-	1	4	(11)	(7)	(20)	1	(19)
Total interest earning assets	3,089	(1,054)	2,035	2,319	(382)	1,937	3,488	(1,005)	2,483

Interest-bearing liabilities:
Savings, money market and
checking accounts	11	(8)	3	4	10	14	51	(65)	(14)
Certificates of deposit	(12)	128	116	(25)	71	46	247	(137)	110
Borrowings and
subordinated debentures	229	73	302	375	(420)	(45)	(51)	(247)	(298)
Total interest-bearing liabilities	228	193	421	354	(339)	15	247	(449)	(202)

Change in net interest income	$2,861	$(1,247)	$1,614	$1,965	$(43)	$1,922	$3,241	$(556)	$2,685

Results of Operations

As a result of Eagle’s election to change its fiscal year from June 30 to December 31, the audited periods presented in the Consolidated Statements of Income include the year ended December 31, 2015, the six month transition period ended December 31, 2014 and the year ended June 30, 2014.  To facilitate a better understanding of Eagle’s results of operations and business trends, the following discussion is based on the comparison of the audited year ended December 31, 2015 to the unaudited year ended December 31, 2014.  Financial information for the year ended December 31, 2014 is derived from Eagle’s audited consolidated financial statements for the six month transition period ended December 31, 2014 and Eagle’s unaudited consolidated financial statements for the three month period ended June 30, 2014 and March 31, 2014.

Comparison of Operating Results for the Years Ended December 31, 2015 and 2014

Net Income

Eagle’s net income for the year ended December 31, 2015 was $2.58 million compared to $2.61 million for the year ended December 31, 2014.  The slight decrease of $32,000 or 1.2% was due to increases in noninterest expense of $2.31 million and increases in income tax expense of $1.04 million partially offset by increases in net interest income after loan loss provision of $1.12 million and increases in noninterest income of $2.19 million.  Basic and diluted earnings per share were $0.68 and $0.67, respectively, for the year ended December 31, 2015 compared to $0.67 and 0.66, respectively, for the prior period.

Net Interest Income

Net interest income increased to $18.01 million for the year ended December 31, 2015, from $16.40 million for the year ended December 31, 2014.  This increase of $1.61 million, or 9.8%, was due to an increase in interest and dividend income of $2.03 million partially offset by an increase in interest expense of $421,000.

Interest and Dividend Income

Total interest and dividend income was $20.47 million for the year ended December 31, 2015, compared to $18.43 million for the year ended December 31, 2014, an increase of $2.03 million, or 11.0%.  Interest and fees on loans increased to $17.33 million for the year ended December 31, 2015 from $14.20 million for the same period ended December 31, 2014.

This increase of $3.13 million, or 22.0%, was due to an increase in the average balance of loans partially offset by a decrease in the average yield of loans for the year ended December 31, 2015. Average balances for loans receivable, net, including loans held for sale, for the year ended December 31, 2015 were $374.85 million, compared to $293.69 million for the prior year period. This represents an increase of $81.16 million, or 27.6%. The average interest rate earned on loans receivable decreased by 21 basis points, from 4.83% to 4.62%. Interest and dividends on investment securities available-for-sale decreased by $1.15 million or 27.3% for the year ended December 31, 2015 compared to the same period last year. Average balances on investments decreased to $150.52 million for the year ended December 31, 2015, from $188.26 million for the year ended December 31, 2014. The average interest rate earned on investments decreased to 2.03% from 2.24% for the year ended December 31, 2014.

Interest Expense

Total interest expense increased for the year ended December 31, 2015 to $2.46 million from $2.03 million for the year ended December 31, 2014, an increase of $421,000, or 20.7%.  The average balance for borrowings was $61.39 million for the year ended December 31, 2015 compared to $46.18 million for the year ended December 31, 2014.  The average rate paid on borrowings increased 12 basis points, from 1.50% to 1.62%.  The average balances for borrowings for the year ended December 31, 2015 were impacted by the issuance of $10.00 million in aggregate principal amount of subordinated notes in June 2015, as well as, increased long-term FHLB borrowings.  Interest expense on deposits increased $119,000 for the year ended December 31, 2015 compared to the year ended December 31, 2014.  The increase in interest on deposits is due to higher overall average balances for deposits. The average balance for deposits was $465.28 million for the year ended December 31, 2015 compared to $435.5 million for the year ended December 31, 2014.  The growth was likely the result of the Bank’s customers continuing to opt for the safety of federally insured deposits, notwithstanding historically low rates on such deposits, over the risks and uncertainty of the capital markets.  The overall average rate on deposits was comparable period over period.

Provision for Loan Losses

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending we conduct  and past due loans in portfolio.  The Bank’s policies require the review of assets on a quarterly basis.  The Bank classifies loans as well as other assets if warranted.  While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary.  Using this methodology, the Bank recorded $1.30 million in provision for loan losses for the year ended December 31, 2015 and $811,000 for the year ended December 31, 2014.  The provision for loan losses has been increased to keep pace with increasing loan production that is fueling loan growth.  Management believes the level of total allowances is adequate. Total nonperforming loans, including restructured loans, net increased from $1.01 million at December 31, 2014 to $2.55 million at December 31, 2015.  The Bank has $595,000 in other real estate owned and other repossessed assets at December 31, 2015.

Noninterest Income

Total noninterest income increased to $11.76 million for the year ended December 31, 2015, from $9.57 million for the year ended December 31, 2014, an increase of $2.19 million or 22.9%.  The increase is largely due to increases in net gain on sale of loans which increased to $6.67 million for the year ended December 31, 2015 from $4.90 million for the year ended December 31, 2014.  The net loss on the fair value hedge interest rate swap was $93,000 for the year ended December 31, 2015 compared to $498,000 for the year ended December 31, 2014.  The interest rate swap was terminated during the quarter ended March 31, 2015.  These increases were partially offset by a decrease in net gain on sale of available-for-sale securities of $338,000.

Noninterest Expense

Noninterest expense was $25.73 million for the year ended December 31, 2015 compared to $23.42 million for the year ended December 31, 2014.  The increase of $2.31 million, or 9.9%, is largely due to increased salaries and employee benefits expenses of $1.68 million.  Increased salaries expense is due in part to higher commission-based compensation related to the robust loan growth for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Income Tax

Income tax expense was $163,000 for the year ended December 31, 2015, compared to income tax benefit of $881,000 for the year ended December 31, 2014.  The effective tax rate was 5.9% for the year ended December 31, 2015.  Tax free municipal bond income and Bank owned life insurance income contributed to the lower effective tax rates for the periods.

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

Comparison of Operating Results for the Six Months Ended December 31, 2014 and 2013

Consistent with management's discussion and analysis included in Eagle’s Transition Report on Form 10-K for the six month transition period from July 1, 2014 to December 31, 2014, the following discussion is based on the comparison of the audited six month period ended December 31, 2014 to the unaudited six month period ended December 31, 2013.

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

Interest Expense

Total interest expense decreased slightly for the six months ended December 31, 2014 to $1.03 million from $1.04 million for the six months ended December 31, 2013, a decrease of $11,000, or 1.1%.  The decrease was attributable to decreases in interest on borrowings partially offset by an increase in expense on deposits.  The average rates on deposits, which include non-interest bearing deposits, changed only slightly from 30 basis points to 31 basis points. However, the average balance for deposits increased from $424.52 million to $438.75 million, an increase of $14.23 million.  The growth was likely the result of the Bank’s customers continuing to opt for the safety of federally insured deposits, notwithstanding historically low rates on such deposits, over the risks and uncertainty of the capital markets.  All deposit categories average balances increased with the exception of certificates of deposits which decreased only slightly.  Average balances in borrowings increased to $55.42 million for the six months ended December 31, 2014, compared to $36.89 million for the same period in the previous year.  Although the average borrowing balance increased, the average rate paid decreased, resulting in a decrease in interest expense for borrowings to $353,000 for the six months ended December 31, 2014 versus $408,000 in the previous period.  The average rate paid on borrowings decreased from 2.21% last year to 1.27% for the six months ended December 31, 2014

Provision for Loan Losses

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

Liquidity and Capital Resources

Liquidity

The Bank is required to maintain minimum levels of liquid assets as defined by the Montana Division of Banking and FRB regulations.  The liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages.  For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined.  In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets.  “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines.  The Bank exceeded those minimum ratios as of December 31, 2015 and 2014.

The Bank’s primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments, funds provided from operations, advances from the FHLB of Des Moines and other borrowings.  Scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are generally predictable.  However, other sources of funds, such as deposit flows and loan prepayments, can be greatly influenced by the general level of interest rates, economic conditions and competition.  The Bank uses liquidity resources principally to fund existing and future loan commitments.  It also uses them to fund maturing certificates of deposit, demand deposit withdrawals and to invest in other loans and investments, maintain liquidity, and meet operating expenses.

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters.  Management monitors projected liquidity needs and determines the level desirable based in part on Eagle’s commitments to make loans and management’s assessment of Eagle’s ability to generate funds.

Comparison of Cash Flow for Years Ended December 31, 2015 and 2014

Net cash provided by the Company’s operating activities, which is primarily comprised of cash transactions affecting net income, was $4.88 million for the year ended December 31, 2015.  Net cash provided by operating activities of $5.04 million for the year ended December 31, 2014 was only slightly higher than the current year.

Net cash used in the Company’s investing activities, which is primarily comprised of cash transactions from investment securities and the loan portfolio, was $76.76 million for the year ended December 31, 2015 compared to $33.53 million for the year ended December 31, 2014.  Net cash used in investing activities for the year ended December 31, 2015 is due in part to loan originations being higher than loan pay-off and principal payments during the year.  Loan origination and principal collection, net was $90.48 million for the year ended December 31, 2015.  In addition, there was $28.87 million in available-for-sale securities purchases during the year ended December 31, 2015.  These uses of cash were partially offset by available-for-sale securities sales and maturities, principal payments and calls of $43.82 million.  Net cash used in investing activities for the year ended December 31, 2014 is due in part to loan originations being higher than loan pay-off and principal payments during the year.  Loan origination and principal collection, net was $71.15 million for the year ended December 31, 2014.  In addition, there was $17.59 million in available-for-sale securities purchases during the year ended December 31, 2014.  These uses of cash were partially offset by available-for-sale securities sales and maturities, principal payments and calls of $58.28 million.

Net cash provided by the Company’s financing activities was $66.82 million for the year ended December 31, 2015 compared to $33.93 million for the year ended December 31, 2014.  Net cash provided by financing activities for the year ended December 31, 2015 was primarily a result of a net increase in deposits of $41.78 million and net advances from FHLB and other borrowings of $17.72 million.   In addition, there were net proceeds from the issuance of subordinated debentures of $9.79 million during the year ended December 31, 2015.  Net cash provided by financing activities for the year ended December 31, 2014 was due to net advances from FHLB and other borrowings of $26.93 million and a net increase in deposits of $8.74 million.

Comparison of Cash Flow for Six Months Ended December 31, 2014 and 2013

Net cash provided by the Company’s operating activities was $4.22 million for the six months ended December 31, 2014 compared to $8.77 million for the six months ended December 31, 2013.  Net cash provided by operating activities was lower for the December 31, 2014 period primarily due to changes in loans held-for-sale.

Net cash used in the Company’s investing activities was $14.84 million for the six months ended December 31, 2014 compared to $15.00 million for the six months ended December 31, 2013.  Net cash used in investing activities for the six months ended December 31, 2014 is due in part to loan originations being higher than loan pay-off and principal payments during the year.  Loan origination and principal collection, net was $43.67 million for the six months ended December 31, 2014.  This was partially offset by available-for-sale securities sales proceeds of $26.94 million.  Net cash used in investing activities for the six months ended December 31, 2013 is due in part to loan originations being higher than loan pay-off and principal payments during the year.  Loan origination and principal collection, net was $33.68 million for the six months ended December 31, 2013.  In addition, there was $29.41 million in available-for-sale securities purchases during the six months ended December 31, 2013.  These uses of cash were partially offset by available-for-sale securities sales and maturities, principal payments and calls of $48.87 million.

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

Capital Resources

At November 30, 2015 (the most recent report available), the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, decreased the economic value of equity (“EVE”) by 1.8% compared to a decrease of 11.6% at November 30, 2014 (the most recent report available for December 31, 2014).  The change in the decrease in the EVE is partly due to the change in the average life assumptions of non-maturity deposits used in the calculation.  The average lives were increased due to a recent non-maturity deposit analysis performed by the Company’s consultant.  The Bank is within the guidelines set forth by the Board of Directors for interest rate sensitivity.

The Bank’s Tier I leverage ratio, as measured under State of Montana and FRB rules, increased from 8.62% as of December 31, 2014 to 9.36% as of December 31, 2015.  The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

As of December 31, 2015, the Bank’s regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed “well capitalized” pursuant to State of Montana and FRB rules.  At December 31, 2015, the Bank’s total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios amounted to 14.09%, 13.27%, 13.27% and 9.36%, respectively, compared to regulatory requirements of 8.0%, 6.0%, 4.5% and 4.0%, respectively.

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

Interest Rate Risk

Interest rate risk is the potential for loss of future earnings resulting from adverse changes in the level of interest rates.  Interest rate risk results from several factors and could have a significant impact on the Company’s net interest income, which is the Company primary source of net income.  Net interest income is affected by changes in interest rates, the relationship between rates on interest bearing assets and liabilities, the impact of interest fluctuations on asset prepayments and the mix of interest bearing assets and liabilities.

Although interest rate risk is inherent in the banking industry, banks are expected to have sound risk management practices in place to measure, monitor and control interest rate exposures.  The objective of interest rate risk management is to contain the risks associated with interest rate fluctuations.  The process involves identification and management of the sensitivity of net interest income to changing interest rates.

The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability committee, which is governed by policies established by the Company’s Board that are reviewed and approved annually.  The Board delegates responsibility for carrying out the asset/liability management policies to the Bank’s asset/liability committee.  In this capacity, the asset/liability committee develops guidelines and strategies impacting the Company’s asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.  The Company’s goal of its asset and liability management practices is to maintain or increase the level of net interest income within an acceptable level of interest rate risk.  Our asset and liability policy and strategies are expected to continue as described so long as competitive and regulatory conditions in the financial institution industry and market interest rates continue as they have in recent years.

The Bank has established acceptable levels of interest rate risk as follows:  Projected net interest income over the next twelve months will not be reduced by more than 15.0% given a change in interest rates of up to 200 basis points (+ or -).

The following table includes the Banks’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of November 30, 2015		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	-1.3%	-1.2%	-15.0%
-100	-1.4%	-6.2%	-15.0%

The following table discloses how the Bank’s economic value of equity (“EVE”) would react to interest rate changes.  Given the current relatively low level of market interest rates, an EVE calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

Changes in Market	EVE as a % Change from 0 Shock
Interest Rates	As of November 30, 2015	Board Policy
(Basis Points)	Projected EVE	Limit
		Must be no greater than:
+300	-5.4%	-30.0%
+200	-1.8%	-20.0%
+100	0.8%	-10.0%
0	0.0%	0.0%
-100	-9.8%	-10.0%

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

Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of December 31, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and  Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Based on that evaluation, our CEO and CFO concluded that as of December 31, 2015, our disclosure controls and procedures were effective.

Management Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our management conducted an assessment of the effectiveness of our internal control over financial reporting.  This assessment was based upon the criteria for effective internal control over financial reporting established in the 2013 Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  Based on this assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2015 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

Except as provided below, the information required by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our year ended December 31, 2015.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our directors may be found under the caption “Proposal I – Election of Directors” in our Proxy Statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”).  The information in the Proxy Statement set forth under the captions of “Section 16 (a) Beneficial Ownership Reporting Compliance”, “Board Meetings and Committees”, “Structure of the Board of Directors”, “The Board’s Role in Risk Oversight”, and “Code of Ethics” is incorporated herein by reference.

Executive Officers of the Registrant
The following is a list of the names and ages of our executive officers, all positions and offices held by each person and each person’s principal occupations or employment during the past five years.  There are no family relationships between any executive officers and directors.

Peter J. Johnson, President/Chief Executive Officer	Age 58
Mr. Johnson has served as President and CEO of Eagle since December 2009.  He has also served as President of the Bank since July 2007 and CEO since November 2007.  Prior to being named President, he had served as the Company’s Executive Vice President and Chief Financial Officer.  He joined the Bank in 1981.  He currently serves on the Montana Independent Bankers Association board of directors and served as a member of the Federal Reserve Board’s Community Depository Institution Advisory Council from 2010-2012.  He is a past chairman of both the Helena Area Chamber of Commerce and the Diocese of Helena Finance Council.  He is also a member of the Rotary Club of Helena.  He was recently appointed to the Independent Community Bankers of America’s Political Action Committee.

Laura F. Clark, Senior Vice President/Chief Financial Officer	Age 59
Ms. Clark has served as the Senior Vice President and Chief Financial Officer of the Bank and Eagle since March 2014.  Prior to being named the Chief Financial Officer, she had served as the Senior Vice President and Chief Financial Officer of the Bank of Bozeman since 2005.  Her experience spans over 30 years and includes a variety of executive positions with First National Bancorp, Bankers Resource Center, Security Bank, Bank of Montana System and Montana Bancsystem.  Ms. Clark holds a Bachelor of Arts degree in Business Administration from Montana State University in Billings, Montana.  She currently serves as a board member of ExplorationWorks, a local Science Center that provides programs for early childhood education, STEM (science, technology, engineering and math) and healthy living.

Michael C. Mundt, Executive Vice President/Chief Community Banking Officer	Age 61
Mr. Mundt has served as the Chief Lending Officer of the Bank since April 1994 and was promoted to Executive Vice President/Chief Community Banking Officer in July 2014.  Prior to being named the Chief Lending Officer, he served as Vice President of Consumer and Commercial Lending.  He joined the bank in 1988.  He recently served on the Montana Bankers Association’s board of directors and as a Past-President of the Montana Business Assistance Connection, a local economic development non-profit organization.

Rachel R. Amdahl, Senior Vice President/Chief Operations Officer	Age 47
Mrs. Amdahl has served as Senior Vice President/Chief Operations Officer of the Bank since February 2006.  Prior to being named the Senior Vice President/Chief Operations Officer, she served as Vice President/Operations since 2000.  She joined the Bank in 1987.  She is a past board member of the Lewis and Clark County United Way and the Women’s Leadership Network in Helena.

Tracy A. Zepeda, Senior Vice President/Chief Retail Officer	Age 36
Ms. Zepeda joined the Bank in December 2012 at the time of the acquisition of seven branches from Sterling Financial Corporation.  She had served as Vice President/Territory Manager of Sterling Financial Corporation since January 1, 2011.  Prior to that position Ms. Zepeda served as Assistant Vice President/Community Manager of Sterling Financial Corporation since July 2007.  She is a board member of the Missoula chapter of Big Brothers Big Sisters.

Dale F. Field, Senior Vice President/Chief Credit Officer	Age 44
Mr. Field joined Eagle in 2001 as VP/Commercial Lender and was promoted to Vice President/Chief Credit Administration Officer in 2011.  He was promoted to Senior Vice President/Chief Credit Officer in July 2014.  He serves on the Helena Exchange Club board of directors and is a school board trustee in Clancy, Montana.

Chantelle R. Nash, Senior Vice President/Chief Risk Officer	Age 45
Ms. Nash joined Eagle as a Compliance Manager in 2006 and served as Vice President/Compliance Officer since 2010. She was promoted to Senior Vice President/Chief Risk Officer in July 2014.  She serves on the board of the Helena YWCA.

Larry D. Williams, Senior Vice President/Senior Lending Officer	Age 48
Mr. Williams joined Eagle in November 2014.  He was formerly with Community Bank, Inc. and served as Vice President and Chief Credit Officer since January 2012.  He was the Vice President/Senior Lender for Community Bank, Inc. from March 2005 through December 2011.  He is currently a director of the Western Montana Chapter of Risk Management Associates.

George Ballew, Senior Vice President/Senior Mortgage Officer	Age 56
Mr. Ballew joined Eagle in September 2015.  He has served in management positions in the mortgage industry over the past 29 years.  Prior to joining Eagle he was the Chief Executive Officer/Mortgage Division at First Mortgage from May 2014 through August 2015.  He was the Senior Vice President/Mortgage Market Manager for BB&T Mortgage from April 2001 through April 2014.  He serves as a board member of the state CASA chapter, a child advocacy group.

Code of Ethics

We have a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer and our Board.  Our Code of Ethics and Conflict of Interest Policy is available on our website at www.opportunitybank.com.  We will disclose on our website any amendments to or waivers from any provision of our Code of Ethics and Conflict of Interest Policy that applies to any of the directors or executive officers.

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
The following documents are filed as part of this report:  The audited Consolidated Statements of Financial Condition of Eagle Bancorp Montana, Inc. and subsidiaries as of December 31, 2015, December 31, 2014 and June 30, 2014 and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Shareholder Equity and Consolidated Statements of Cash Flows for the years then ended, together with the related notes and independent auditor’s reports.

(2)	Schedules omitted as they are not applicable.

(3)	Exhibits.

Exhibits 10.1 through 10.13 are management contracts or compensatory plans or arrangements.

**	3.1	Amended and Restated Certificate of Incorporation of Eagle Bancorp Montana, Inc.

	3.2	Bylaws of Eagle Bancorp Montana, Inc., amended as of August 20, 2015 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 25, 2015).

*	4.1	Form of Common Stock Certificate of Eagle Bancorp Montana, Inc.

	4.2	Form of 6.75% Subordinated Note due 2025 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on June 19, 2015).

***	10.1	Eagle Bancorp 2000 Stock Incentive Plan.

	10.2
Employment Contract, effective as of April 27, 2015, among Peter J. Johnson, Eagle Bancorp Montana, Inc. and Opportunity Bank of Montana (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on April 29, 2015).

	10.3
Form of Change in Control Agreement entered into between Eagle Bancorp Montana, Inc. and its executive officers (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on August 24, 2015).

*	10.4	Salary Continuation Agreement, dated April 18, 2002, between Larry A. Dreyer and American Federal Savings Bank.

*	10.5	First Amendment to Salary Continuation Agreement, dated December 31, 2006, between Larry A. Dreyer and American Federal Savings Bank.

	10.6
Amended Salary Continuation Agreement, dated April 27, 2015, between Peter J. Johnson and Opportunity Bank of Montana (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K filed on August 24, 2015).

*	10.7	Salary Continuation Agreement, dated April 18, 2002, between Michael C. Mundt and American Federal Savings Bank.

*	10.8	First Amendment to Salary Continuation Agreement, dated December 31, 2006, between Michael C. Mundt and American Federal Savings Bank.

*	10.9	Salary Continuation Agreement, dated November 16, 2006, between Rachel R. Amdahl and American Federal Savings Bank.

*	10.10	American Federal Savings Bank Split-Dollar Plan, effective October 21, 2004.

*	10.11	Summary of American Federal Savings Bank Bonus Plan.
	10.12
2011 Stock Incentive Plan for Directors, Officers and Employees (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-8 (File No.  333-182360) filed with the SEC on June 27, 2012).

	10.13	Amendment No. 1 to the Eagle Bancorp Montana, Inc. 2011 Stock Incentive Plan for Directors, Officers, and Employees.

	10.14
Purchase and Assumption Agreement, dated June 29, 2012, by and among Sterling Savings Bank, Eagle Bancorp Montana, Inc. and American Federal Savings Bank (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 2, 2012).

	10.15	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 19, 2015).

	21.1	Subsidiaries of Registrant.

	23.1	Consent of Davis Kinard & Co, PC.

	31.1	Certification by Peter J. Johnson, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Laura F. Clark, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Peter J. Johnson	President and Chief Executive Officer	3/15/2016
Peter J. Johnson	Director (Principal Executive Officer)

/s/ Laura F. Clark	Senior Vice President and Chief Financial Officer	3/15/2016
Laura F. Clark	(Principal Financial Officer and Principal Accounting Officer)

/s/ Larry A. Dreyer	Chairman	3/15/2016
Larry A. Dreyer

/s/ James A. Maierle	Vice Chairman	3/15/2016
James A. Maierle

/s/ Rick F. Hays	Director	3/15/2016
Rick F. Hays

/s/ Lynn E. Dickey	Director	3/15/2016
Lynn E. Dickey

/s/ Maureen J. Rude	Director	3/15/2016
Maureen J. Rude

/s/ Thomas J. McCarvel	Director	3/15/2016
Thomas J. McCarvel

/s/ Shavon R. Cape	Director	3/15/2016
Shavon R. Cape

/s/ Tanya J. Chemodurow	Director	3/15/2016
Tanya J. Chemodurow

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2015, December 31, 2014 and June 30, 2014

First Financial Bank Building 400 Pine Street, Ste. 600, Abilene, TX 79601 325.672.4000 / 800.588.2525 / f: 325.672.7049 www.dkcpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Eagle Bancorp Montana, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Eagle Bancorp Montana, Inc. and Subsidiaries (Eagle) as of December 31, 2015 and December 31, 2014 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year ended December 31, 2015, six months ended December 31, 2014 and year ended June 30, 2014.  Eagle’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp Montana, Inc. and Subsidiaries as of December 31, 2015 and December 31, 2014 and the results of their operations and their cash flows for the year ended December 31, 2015, six months ended December 31, 2014 and year ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

Certified Public Accountants

Abilene, Texas
February 26, 2016

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)

	December 31,
	2015	2014
ASSETS:
Cash and due from banks	$6,468	$11,889
Interest-bearing deposits in banks	970	613
Total cash and cash equivalents	7,438	12,502

Securities available-for-sale	145,738	161,787
Federal Home Loan Bank stock	3,397	1,968
Federal Reserve Bank stock	887	641
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	18,702	17,587
Loans receivable, net of deferred loan fees of $795 at December 31, 2015 and $486 at December 31, 2014 and allowance for loan losses of
$3,550 at December 31, 2015 and $2,450 at December 31, 2014	403,734	316,270
Accrued interest and dividends receivable	2,278	2,318
Mortgage servicing rights, net	4,968	4,115
Premises and equipment, net	18,217	19,964
Cash surrender value of life insurance	12,514	11,735
Real estate and other repossessed assets acquired in
settlement of loans, net	595	637
Goodwill	7,034	7,034
Core deposit intangible, net	514	663
Deferred tax asset, net	1,490	1,467
Other assets	2,686	1,364
Total assets	$630,347	$560,207

LIABILITIES:
Deposit accounts:
Noninterest bearing	$77,031	$60,924
Interest bearing	406,151	380,476
Total deposits	483,182	441,400

Accrued expenses and other liabilities	4,050	4,161
Federal Home Loan Bank advances and other borrowings	72,716	54,993
Subordinated debentures:
Principal amount	15,155	5,155
Unamortized debt issuance costs	(206)	-
Total subordinated debentures less unamortized debt issuance costs	14,949	5,155

Total liabilities	574,897	505,709

SHAREHOLDERS' EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares
issued or outstanding)	-	-
Common stock ($0.01 par value; 8,000,000 shares authorized;
4,083,127 shares issued; 3,779,464 and 3,878,781 shares
outstanding at December 31, 2015 and 2014, respectively)	41	41
Additional paid-in capital	22,152	22,122
Unallocated common stock held by Employee Stock Ownership Plan	(975)	(1,141)
Treasury stock, at cost	(3,321)	(2,194)
Retained earnings	37,301	35,885
Net accumulated other comprehensive income (loss)	252	(215)
Total shareholders' equity	55,450	54,498

Total liabilities and shareholders' equity	$630,347	$560,207

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except for Per Share Data)

	Year Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,
	2015	2014	2014
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$17,332	$7,562	$12,985
Securities available-for-sale	3,058	2,026	4,285
Federal Home Loan Bank and Federal Reserve Bank dividends	67	19	-
Trust preferred securities	3	1	3
Interest on deposits in banks	1	-	4
Other interest income	5	1	4
Total interest and dividend income	20,466	9,609	17,281

INTEREST EXPENSE:
Deposits	1,457	677	1,294
Federal Home Loan Bank advances and other borrowings	550	310	664
Subordinated debentures	448	43	87
Total interest expense	2,455	1,030	2,045

NET INTEREST INCOME	18,011	8,579	15,236

Loan loss provision	1,303	515	608

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	16,708	8,064	14,628

NONINTEREST INCOME:
Service charges on deposit accounts	1,009	538	1,022
Net gain on sale of loans (includes $1,907 for CY 2015, $461 for six months ended December 31, 2014 and $582 for FY 2014 related
to accumulated other comprehensive earnings reclassification)	6,672	2,864	4,586
Mortgage loan service fees	1,718	767	1,372
Wealth management income	625	290	527
Interchange and ATM fees	580	287	556
Appreciation in cash surrender value of life insurance	426	208	405
Net gain on sale of available-for-sale securities (includes $234 for
CY 2015, $335 for six months ended December 31, 2014 and
$1,073 for FY 2014 related to accumulated other comprehensive
earnings reclassification)	234	335	1,073
Net loss on fair value hedge	(93)	(364)	(63)
Net loss on sale of real estate owned and other repossessed property	(13)	(1)	(50)
Other noninterest income	603	168	613
Total noninterest income	11,761	5,092	10,041

NONINTEREST EXPENSE:
Salaries and employee benefits	14,350	6,274	12,822
Occupancy and equipment expense	2,988	1,426	2,774
Data processing	2,259	1,082	1,870
Advertising	800	408	816
Amortization of mortgage servicing rights	799	328	630
Amortization of core deposit intangible and tax credits	432	208	427
Federal insurance premiums	332	174	271
Postage	181	95	175
Legal, accounting and examination fees	520	469	555
Consulting fees	576	351	537
Write-down on real estate owned and other repossessed property	-	-	10
Other noninterest expense	2,489	1,164	2,021
Total noninterest expenses	25,726	11,979	22,908

INCOME BEFORE INCOME TAXES	2,743	1,177	1,761

Income tax provision (benefit) (includes $321 for CY 2015,
$1,405 for six months ended December 31, 2014 and
$744 for FY 2014 related to income tax expense
from reclassification items)	163	(465)	(350)

NET INCOME	$2,580	$1,642	$2,111

BASIC EARNINGS PER SHARE	$0.68	$0.42	$0.54

DILUTED EARNINGS PER SHARE	$0.67	$0.42	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Except for Per Share Data)

	Year Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,
	2015	2014	2014

NET INCOME	$2,580	$1,642	$2,111

OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in fair value of investment securities available-for-sale,
before income taxes	883	3,749	3,093
Reclassification for realized gains and losses on investment
securities included in income, before income taxes	(234)	(335)	(1,073)
Change in fair value of derivatives designated as cash flow
hedges, before income taxes	2,046	496	461
Reclassification for realized gains on derivatives designated
as cash flow hedges, before income taxes	(1,907)	(461)	(582)
Total other items of comprehensive income	788	3,449	1,899

Income tax (expense) benefit related to:
Investment securities	(264)	(1,391)	(823)
Derivatives designated as cash flow hedges	(57)	(14)	49
	(321)	(1,405)	(774)
COMPREHENSIVE INCOME	$3,047	$3,686	$3,236

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in Thousands, Except for Per Share Data)

							Accumulated
				Unallocated			Other
	Preferred	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Stock	Earnings	(Loss) Income	Total

Balance at July 1, 2013	$-	$41	$22,109	$(1,390)	$(1,993)	$33,849	$(3,384)	$49,232

Net income						2,111		2,111

Other comprehensive income							1,125	1,125

Dividends paid						(1,136)		(1,136)

Stock compensation expense			193					193

Treasury stock reissued for compensation
(17,548 shares at $10.97 average cost per share )			(193)		193			-

Employee Stock Ownership Plan shares allocated or
committed to be released for allocation (16,616 shares)			14	166				180

Balance at June 30, 2014	$-	$41	$22,123	$(1,224)	$(1,800)	$34,824	$(2,259)	$51,705

Net income						1,642		1,642

Other comprehensive income							2,044	2,044

Dividends paid						(581)		(581)

Stock compensation expense			186					186

Treasury stock purchased
(55,000 shares at $10.66 average cost per share )					(587)			(587)

Treasury stock reissued for compensation
(17,548 shares at $10.97 average cost per share )			(193)		193			-

Employee Stock Ownership Plan shares allocated or
committed to be released for allocation (8,308 shares)			6	83				89

Balance at December 31, 2014	$-	$41	$22,122	$(1,141)	$(2,194)	$35,885	$(215)	$54,498

Net income						2,580		2,580

Other comprehensive income							467	467

Dividends paid						(1,164)		(1,164)

Stock compensation expense			204					204

Treasury stock purchased
(116,865 shares at $11.30 average cost per share )					(1,320)			(1,320)

Treasury stock reissued for compensation
(17,548 shares at $10.97 average cost per share )			(193)		193			-

Employee Stock Ownership Plan shares allocated or
committed to be released for allocation (16,616 shares)			19	166				185

Balance at December 31, 2015	$-	$41	$22,152	$(975)	$(3,321)	$37,301	$252	$55,450

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in Thousands, Except for Per Share Data)

	Year Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,
	2015	2014	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,580	$1,642	$2,111
Adjustments to reconcile net income to net cash provided by
operating activities:
Loan loss provision	1,303	515	608
Write-down on real estate owned and other repossessed assets	-	-	10
Depreciation	1,231	585	1,146
Net amortization of investment securities premium and discounts	1,988	1,025	2,839
Amortization of mortgage servicing rights	799	328	630
Amortization of core deposit intangible and tax credits	432	208	427
Deferred income tax benefit	(344)	(665)	(153)
Net gain on sale of loans	(6,672)	(2,864)	(4,586)
Net gain on sale of available-for-sale securities	(234)	(335)	(1,073)
Net loss on sale of real estate owned and other repossessed assets	13	1	50
Net loss on fair value hedge	93	364	63
Net gain on sale/disposal of premises and equipment	(305)	-	(15)
Net appreciation in cash surrender value of life insurance	(329)	(158)	(322)
Net change in:
Accrued interest and dividends receivable	40	111	(42)
Loans held-for-sale	5,696	2,557	8,027
Other assets	(1,603)	167	(649)
Accrued expenses and other liabilities	196	738	526
Net cash provided by operating activities	4,884	4,219	9,597

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	31,301	26,939	52,058
Maturities, principal payments and calls	12,515	5,811	22,344
Purchases	(28,872)	(2,260)	(44,738)
Federal Home Loan Bank stock (purchased) redeemed	(1,429)	(90)	53
Federal Reserve Bank stock purchased	(246)	(641)	-
Final valuation adjustments related to acquisition of Sterling Bank branches	-	-	(144)
Loan origination and principal collection, net	(90,477)	(43,665)	(61,166)
Proceeds from Bank owned life insurance	-	-	109
Purchases of Bank owned life insurance	(450)	(495)	-
Proceeds from sale of real estate and other repossessed assets
acquired in settlement of loans	87	4	83
Insurance proceeds related to premises and equipment	-	-	31
Proceeds from sale of premises and equipment	1,438	-	-
Additions to premises and equipment	(630)	(448)	(2,320)
Net cash used in investing activities	(76,763)	(14,845)	(33,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	41,782	13,938	9,294
Net short-term (payments) advances from Federal Home Loan Bank and other borrowings	(1,723)	3,639	20,793
Long-term advances from Federal Home Loan Bank and other borrowings	33,000	2,000	5,000
Payments on long-term Federal Home Loan Bank and other borrowings	(13,554)	(2,100)	(9,200)
Proceeds from issuance of subordinated debentures	10,000	-	-
Payments for debt issuance costs	(206)	-	-
Purchase of treasury stock, at cost	(1,320)	(587)	-
Dividends paid	(1,164)	(581)	(1,136)
Net cash provided by financing activities	66,815	16,309	24,751

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,064)	5,683	658

CASH AND CASH EQUIVALENTS, beginning of period	12,502	6,819	6,161

CASH AND CASH EQUIVALENTS, end of period	$7,438	$12,502	$6,819

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Operations

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

The Bank is headquartered in Helena, Montana, and operates additional branches in Butte, Bozeman, Billings, Big Timber, Livingston, Missoula, Hamilton and Townsend, Montana.  It also operates two separate mortgage loan origination locations in Bozeman and Missoula, Montana.  The Bank opened a Loan Production Office in Great Falls, Montana in January 2015.  The Bank’s market area is concentrated in southern Montana, to which it primarily offers commercial, residential and consumer loans.  The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities.  Collectively, Eagle Bancorp Montana Inc. and its subsidiaries are referred to herein as “the Company.”

In August 2014, the Board of Directors (the “Board”) approved a change in the Company’s fiscal year end from June 30 to December 31 of each year.  The year-end change was effective January 1, 2015.  As a result of this change, the consolidated financial statements include presentation of calendar year (“CY”) 2015 for the period from January 1, 2015 through December 31, 2015, the six month transition period from July 1, 2014 through December 31, 2014 and fiscal year (“FY”) 2014 for the period from July 1, 2013 through June 30, 2014.

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

Certain prior period amounts have been reclassified to conform to the presentation for CY 2015.  These reclassifications had no impact on net income or total shareholders’ equity.  Certain loan amounts were reclassified for December 31, 2014 to be consistent with loan category classification for December 31, 2015.  In addition, to be more consistent with regulatory reporting requirements, advances by borrowers for taxes and interest are included in noninterest bearing deposits at December 31, 2015 on the Consolidated Statement of Financial Condition.  The escrow balance of $417,000 at December 31, 2014 was reclassed from accrued expenses and other liabilities to be consistent with the December 31, 2015 presentation.  ATM servicing fees and appreciation in cash surrender value of life insurance have previously been included in other noninterest income on the Consolidated Statements of Income.  These amounts were presented on their own lines for CY 2015 and prior year amounts were reclassed to be consistent with the current year presentation.

The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.

Significant Group Concentrations of Credit Risk

Most of the Company’s business activity is with customers located within Montana.  Note 4:  Investment Securities discusses the types of securities that the Company invests in.  Note 5:  Loans discusses the types of lending that the Company engages in.  The Company does not have any significant concentrations to any one industry or customer.

The Company carries certain assets with other financial institutions which are subject to credit risk by the amount such assets exceed federal deposit insurance limits. At December 31, 2015 and 2014, no account balances were held with correspondent banks that were in excess of FDIC insured levels, except for federal funds sold or deposit balances held at Federal Home Loan Bank (“FHLB”) of Des Moines (formerly FHLB of Seattle) and Zions Bank.  FHLB of Des Moines completed a merger with FHLB of Seattle in June 2015.  Also, from time to time, the Company is due amounts in excess of FDIC insurance limits for checks and transit items.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Summary of Significant Accounting Policies – continued

Significant Group Concentrations of Credit Risk – continued

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

The Bank is required to maintain a reserve balance with the FRB. The Bank properly maintained amounts in excess of required reserves of $0 as of December 31, 2015 and 2014.

Investment Securities

The Company can designate debt and equity securities as held-to-maturity, available-for-sale or trading. At December 31, 2015 and 2014 all securities were designated as available-for-sale.

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

Federal Home Loan Bank Stock

The Company’s investment in FHLB stock is a restricted investment carried at cost ($100 per share par value), which approximates its fair value.  As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on total assets and a specific percentage of its outstanding FHLB advances.  The Company had 33,969 FHLB shares at December 31, 2015 and 19,682 shares at December 31, 2014.  Dividends are paid quarterly and are subject to FHLB board approval.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Summary of Significant Accounting Policies – continued

Federal Reserve Bank Stock

The Company’s investment in FRB stock is a restricted investment carried at cost, which approximates its fair value.  Although the par value of the stock is $100 per share, banks pay only $50 per share at the time of purchase, with the understanding that the other half of the subscription amount is subject to call at any time.  As a member of the Federal Reserve System, the Company is required to maintain a minimum level of investment in FRB stock based on a specific percentage of its capital and surplus.  The Company had 17,415 FRB shares at December 31, 2015 and 12,600 shares at December 31, 2014.  Dividends are received semi-annually at a fixed rate of 6.00% on the total number of shares.

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

Cash Surrender Value of Life Insurance

Life insurance policies are initially recorded at cost at the date of purchase.  Subsequent to purchase, the policies are periodically adjusted for fair value.  The adjustment to fair value increases or decreases the carrying value of the policies and is recorded as an income or expense on the consolidated statement of income.  For CY 2015, the six months ended December 31, 2014 and FY 2014, there were no adjustments to fair value that were outside the normal appreciation in cash surrender value.

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

The Company recognizes interest accrued on penalties related to unrecognized tax benefits in tax expense.  During CY 2015, the six months ended December 31, 2014 and FY 2014 the Company recognized no interest and penalties.  Based on management’s analysis, the Company did not have any uncertain tax positions as of December 31, 2015 or 2014.  The Company files tax returns in the U.S. federal jurisdiction and the State of Montana.  There are currently no income tax examinations underway for these jurisdictions.  The Company’s income tax returns are subject to examination by relevant taxing authorities as follows: U.S. Federal income tax returns for tax years 2012 and forward; Montana income tax returns for tax years 2012 and forward.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Summary of Significant Accounting Policies – continued

Treasury Stock

Treasury stock is accounted for on the cost method and consists of 303,663 shares at December 31, 2015 and 204,346 shares at December 31, 2014.

On July 23, 2015, the Board of Directors authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations.  During the three months ended December 31, 2015, 15,000 shares were purchased at an average price of $11.75 per share.  During the three months ended September 30, 2015, 46,065 shares were purchased at an average price of $11.47 per share.  38,935 shares remain for purchase under this plan.  The plan expires on July 23, 2016.

On July 1, 2014, the Company announced that its Board authorized the repurchase of up to 200,000 shares of its common stock. Under this plan, shares could be purchased on the open market or in privately negotiated transactions. Under this plan, 55,800 shares were purchased at an average price of $11.03 per share during the six months ended June 30, 2015.  55,000 shares were purchased at an average price of $10.66 per share during the six month transition period ended December 31, 2014.  The plan expired on June 30, 2015.

On July 1, 2013, the Company announced that its Board authorized a common stock repurchase plan for 150,000 shares of common stock, effective July 1, 2013.  The Company did not purchase any shares of our common stock during FY 2014.  This plan expired on June 30, 2014.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs were approximately $800,000 for CY 2015, $408,000 for the six months ended December 31, 2014 and $816,000 for FY 2014.

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

Earnings Per Share

Earnings per common share is computed using the two-class method prescribed under ASC Topic 260, “Earnings Per Share.” ASC Topic 260 provides that unvested share based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has determined that its outstanding non-vested stock awards are participating securities. Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 3: Earnings Per Share.

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

Interest Rate Swap Agreements – continued

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

Recent Accounting Pronouncements – continued

In 2015, the FASB amended its authoritative guidance related to debt issuance costs.  The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability.  However, the recognition and measurement guidance related to debt issuance costs is not affected by this amendment.  The amendment is effective for annual and interim reporting periods beginning after December 15, 2015 and is to be applied on a retrospective basis.  Early adoption is permitted.  The Company adopted this standard during the quarter ended June 30, 2015 and has included the required disclosures in this report on Form 10-K.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.” The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendment is effective for annual and interim reporting periods beginning after December 15, 2015 and is not expected to have a significant impact to the Company’s financial statements.

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendment has a number of provisions including the requirements that public business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, a separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans receivables), and eliminating the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.  The amendment is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company is evaluating the potential impact of the amendment on the financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	Earnings Per Share

The computations of basic and diluted earnings per share were as follows:

	Year Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,
	2015	2014	2014
	(Dollars in Thousands)
Weighted average shares outstanding
during the period in which basic
earnings per share is calculated	3,813,090	3,882,376	3,910,320
Dilutive effect of stock compensation	46,535	49,176	63,996
Average outstanding shares on which
diluted earnings per share is calculated	3,859,625	3,931,552	3,974,316

Net income applicable to common
stockholders	$2,580	$1,642	$2,111

Basic earnings per share	$0.68	$0.42	$0.54

Diluted earnings per share	$0.67	$0.42	$0.53

NOTE 4:	Investment Securities

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Investment Securities – continued

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale:
U.S. government and agency	$10,684	$26	$(95)	$10,615
Municipal obligations	66,606	1,041	(578)	67,069
Corporate obligations	9,615	-	(165)	9,450
MBSs - government-backed	32,810	111	(186)	32,735
CMOs - government-backed	26,233	40	(404)	25,869
Total	$145,948	$1,218	$(1,428)	$145,738

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale:
U.S. government and agency	$33,472	$42	$(333)	$33,181
Municipal obligations	71,844	1,243	(1,202)	71,885
Corporate obligations	5,990	27	(12)	6,005
MBSs - government-backed	22,097	56	(189)	21,964
CMOs - government-backed	29,243	26	(517)	28,752
Total	$162,646	$1,394	$(2,253)	$161,787

The Company has not entered into any interest rate swaps, options or futures contracts relating to investment securities.

Net proceeds from sales of securities available-for-sale were $31,301,000 for CY 2015, $26,939,000 for the six months ended December 31, 2014 and $52,058,000 for FY 2014.  Gross realized gains on securities available-for-sale were $534,000 for CY 2015, $641,000 for the six months ended December 31, 2014 and $1,286,000 for FY 2014.  Gross realized losses on securities available-for-sale were $300,000 for CY 2015, $306,000 for the six months ended December 31, 2014 and $213,000 for FY 2014.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Investment Securities – continued

The amortized cost and fair value of securities at December 31, 2015 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$-	$-
Due from one to five years	6,976	6,894
Due from five to ten years	14,741	14,679
Due after ten years	65,188	65,561
	86,905	87,134

MBSs - government-backed	32,810	32,735
CMOs - government-backed	26,233	25,869
Total	$145,948	$145,738

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

At December 31, 2015 and 2014, securities with a fair value of $11,389,000 and $10,299,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months were as follows:

	December 31, 2015
	Less than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$3,173	$(24)	$5,986	$(71)
Municipal obligations	15,913	(132)	21,163	(446)
Corporate obligations	5,283	(80)	3,915	(85)
MBSs and CMOs - government-backed	23,164	(249)	13,886	(341)
Total	$47,533	$(485)	$44,950	$(943)

	December 31, 2014
	Less than 12 months		12 months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$1,611	$(19)	$27,733	$(314)
Municipal obligations	2,330	(48)	44,386	(1,154)
Corporate obligations	997	(2)	1,990	(10)
MBSs and CMOs - government-backed	9,091	(68)	35,333	(638)
Total	$14,029	$(137)	$109,442	$(2,116)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Investment Securities – continued

85 and 87 securities were in an unrealized loss position as of December 31, 2015 and 2014, respectively.

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

At December 31, 2015, 52 U.S. government and agency securities and municipal obligations have unrealized losses with aggregate depreciation of approximately 1.43% from the Company's amortized cost basis.  At December 31, 2014, 69 U.S. government and agency securities and municipal obligations have unrealized losses with aggregate depreciation of approximately 1.98% from the Company's amortized cost basis.  These unrealized losses are principally due to changes in interest rates and credit spreads.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports.  As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

At December 31, 2015, 13 corporate obligations had an unrealized loss with aggregate depreciation of approximately 1.76% from the Company's cost basis.  At December 31, 2014, 3 corporate obligations had an unrealized loss with aggregate depreciation of approximately 0.40% from the Company's cost basis.  This unrealized loss is principally due to changes in interest rates.  No credit issues have been identified that cause management to believe the declines in market value are other than temporary.  In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame.  As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

At December 31, 2015, 20 MBSs and CMOs have unrealized losses with aggregate depreciation of approximately 1.57% from the Company’s cost basis.  At December 31, 2014, 15 MBSs and CMOs have unrealized losses with aggregate depreciation of approximately 1.56% from the Company’s cost basis. We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market, changes in interest rates and credit spreads and uncertainty of future prepayment speeds. Management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected. In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. There was no disruption of the scheduled cash flows on any of the securities. Management’s analysis as of December 31, 2015 revealed no expected credit losses on the securities and therefore, declines are not deemed to be other than temporary.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans

Loans receivable consisted of the following:

	December 31,
	2015	2014
	(In Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$118,133	$103,420
Commercial real estate	167,930	116,105
Real estate construction	22,958	10,149
Other loans:
Home equity	45,345	40,123
Consumer	14,641	13,827
Commercial	39,072	35,582
Total	408,079	319,206
Allowance for loan losses	(3,550)	(2,450)
Deferred loan fees, net	(795)	(486)
Total loans, net	$403,734	$316,270

Within the commercial real estate loan category above, $12,117,000 and $12,612,000 was guaranteed by the United States Department of Agriculture Rural Development at December 31, 2015 and 2014, respectively.  In addition, within the commercial loan category above, $1,917,000 and $3,704,000 were in loans originated through a syndication program where the business resides outside of Montana at December 31, 2015 and 2014, respectively.

The following table includes information regarding nonperforming assets.

	December 31,
	2015	2014
	(Dollars in Thousands)

Non-accrual loans	$2,030	$962
Accruing loans delinquent 90 days or more	472	-
Restructured loans, net	46	48
Total nonperforming loans	2,548	1,010
Real estate owned and other repossessed assets, net	595	637
Total nonperforming assets	$3,143	$1,647

Total nonperforming assets as a percentage of total assets	0.50%	0.29%

Allowance for loan losses	$3,550	$2,450

Percent of allowance for loan losses to nonperforming loans	139.32%	242.57%

Percent of allowance for loan losses to nonperforming assets	112.95%	148.76%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued

Allowance for loan losses activity was as follows:

	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, January 1, 2015	$684	$1,098	$35	$270	$46	$317	$2,450
Charge-offs	(137)	-	-	-	(61)	(25)	(223)
Recoveries	-	-	-	1	18	1	20
Provision	364	495	149	71	63	161	1,303
Ending balance, December 31, 2015	$911	$1,593	$184	$342	$66	$454	$3,550

Ending balance, December 31, 2015 allocated to
loans individually evaluated for impairment	$-	$-	$-	$7	$11	$30	$48

Ending balance, December 31, 2015 allocated to
loans collectively evaluated for impairment	$911	$1,593	$184	$335	$55	$424	$3,502

Loans receivable:
Ending balance, December 31, 2015	$118,133	$167,930	$22,958	$45,345	$14,641	$39,072	$408,079

Ending balance, December 31, 2015 of loans
individually evaluated for impairment	$730	$667	$-	$207	$145	$327	$2,076

Ending balance, December 31, 2015 of loans
collectively evaluated for impairment	$117,403	$167,263	$22,958	$45,138	$14,496	$38,745	$406,003

	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, July 1, 2014	$485	$974	$30	$299	$49	$288	$2,125
Charge-offs	-	-	-	(159)	(65)	(24)	(248)
Recoveries	-	31	-	-	27	-	58
Provision	199	93	5	130	35	53	515
Ending balance, December 31, 2014	$684	$1,098	$35	$270	$46	$317	$2,450

Ending balance, December 31, 2014 allocated to
loans individually evaluated for impairment	$140	$-	$-	$-	$7	$-	$147

Ending balance, December 31, 2014 allocated to
loans collectively evaluated for impairment	$544	$1,098	$35	$270	$39	$317	$2,303

Loans receivable:
Ending balance, December 31, 2014	$103,420	$116,105	$10,149	$40,123	$13,827	$35,582	$319,206

Ending balance, December 31, 2014 of loans
individually evaluated for impairment	$1,471	$-	$-	$328	$55	$229	$2,083

Ending balance, December 31, 2014 of loans
collectively evaluated for impairment	$101,949	$116,105	$10,149	$39,795	$13,772	$35,353	$317,123

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued

	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, July 1, 2013	$423	$952	$15	$290	$40	$280	$2,000
Charge-offs	-	(199)	-	(73)	(88)	(144)	(504)
Recoveries	-	17	-	-	4	-	21
Provision	62	204	15	82	93	152	608
Ending balance, June 30, 2014	$485	$974	$30	$299	$49	$288	$2,125

Ending balance, June 30, 2014 allocated to
loans individually evaluated for impairment	$-	$-	$-	$31	$20	$15	$66

Ending balance, June 30, 2014 allocated to
loans collectively evaluated for impairment	$485	$974	$30	$268	$29	$273	$2,059

Loans receivable:
Ending balance, June 30, 2014	$93,005	$91,125	$8,454	$37,866	$12,964	$33,115	$276,529

Ending balance, June 30, 2014 of loans
individually evaluated for impairment	$660	$280	$-	$288	$101	$315	$1,644

Ending balance, June 30, 2014 of loans
collectively evaluated for impairment	$92,345	$90,845	$8,454	$37,578	$12,863	$32,800	$274,885

Internal classification of the loan portfolio was as follows:

	December 31, 2015
	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Grade:
Pass	$116,711	$167,263	$22,176	$45,100	$14,486	$38,675	$404,411
Special mention	-	-	-	-	-	-	-
Substandard	1,422	667	782	156	140	367	3,534
Doubtful	-	-	-	82	4	-	86
Loss	-	-	-	7	11	30	48
Total	$118,133	$167,930	$22,958	$45,345	$14,641	$39,072	$408,079

Credit risk profile based on payment activity
Performing	$117,182	$167,259	$22,711	$45,138	$14,496	$38,745	$405,531
Restructured loans	-	-	-	46	-	-	46
Nonperforming	951	671	247	161	145	327	2,502
Total	$118,133	$167,930	$22,958	$45,345	$14,641	$39,072	$408,079

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued

	December 31, 2014
	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Grade:
Pass	$101,949	$116,105	$10,149	$39,795	$13,772	$35,353	$317,123
Special mention	-	-	-	-	-	-	-
Substandard	1,331	-	-	328	41	229	1,929
Doubtful	-	-	-	-	7	-	7
Loss	140	-	-	-	7	-	147
Total	$103,420	$116,105	$10,149	$40,123	$13,827	$35,582	$319,206

Credit risk profile based on payment activity
Performing	$102,599	$116,105	$10,149	$40,027	$13,811	$35,505	$318,196
Restructured loans	-	-	-	48	-	-	48
Nonperforming	821	-	-	48	16	77	962
Total	$103,420	$116,105	$10,149	$40,123	$13,827	$35,582	$319,206

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

On an annual basis, or more often if needed, the Company formally reviews the ratings of all commercial real estate, real estate construction and commercial business loans that have a principal balance of $750,000 or more. Quarterly, the Company reviews the rating of any consumer loan, broadly defined, that is delinquent 90 days or more.  Likewise, quarterly, the Company reviews the rating of any commercial loan, broadly defined, that is delinquent 60 days or more.  Annually, the Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process.

The following tables include information regarding impaired loans.

	December 31, 2015
		Unpaid		Interest	Average
	Recorded	Principal	Related	Income	Recorded
	Investment	Balance	Allowance	Recognized	Investment
	(In Thousands)
With no related allowance:
Residential mortgage (1-4 family)	$730	$730	$-	$-	$690
Commercial real estate	667	667	-	-	334
Real estate construction	-	-	-	-	-
Home equity	200	234	-	1	264
Consumer	134	134	-	-	91
Commercial	297	297	-	-	263

With a related allowance:
Residential mortgage (1-4 family)	-	-	-	-	411
Commercial real estate	-	-	-	-	-
Real estate construction	-	-	-	-	-
Home equity	7	7	7	-	3
Consumer	11	11	11	-	9
Commercial	30	30	30	-	15

Total:
Residential mortgage (1-4 family)	730	730	-	-	1,101
Commercial real estate	667	667	-	-	334
Real estate construction	-	-	-	-	-
Home equity	207	241	7	1	267
Consumer	145	145	11	-	100
Commercial	327	327	30	-	278
Total	$2,076	$2,110	$48	$1	$2,080

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued

	December 31, 2014
		Unpaid		Interest	Average
	Recorded	Principal	Related	Income	Recorded
	Investment	Balance	Allowance	Recognized	Investment
	(In Thousands)
With no related allowance:
Residential mortgage (1-4 family)	$650	$650	$-	$14	$655
Commercial real estate	-	-	-	-	140
Real estate construction	-	-	-	2	-
Home equity	328	392	-	6	293
Consumer	48	82	-	2	65
Commercial	229	259	-	9	265

With a related allowance:
Residential mortgage (1-4 family)	821	821	140	-	411
Commercial real estate	-	-	-	-	-
Real estate construction	-	-	-	-	-
Home equity	-	-	-	-	16
Consumer	7	7	7	-	14
Commercial	-	-	-	-	8

Total:
Residential mortgage (1-4 family)	1,471	1,471	140	14	1,066
Commercial real estate	-	-	-	-	140
Real estate construction	-	-	-	2	-
Home equity	328	392	-	6	309
Consumer	55	89	7	2	79
Commercial	229	259	-	9	273
Total	$2,083	$2,211	$147	$33	$1,867

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued

The following tables include information regarding delinquencies within the loan portfolio.

	December 31, 2015
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
	(In Thousands)
Residential mortgage (1-4 family)	$1,163	$951	$2,114	$116,019	$118,133	$221
Commercial real estate	177	671	848	167,082	167,930	4
Real estate construction	662	247	909	22,049	22,958	247
Home equity	319	161	480	44,865	45,345	-
Consumer	184	145	329	14,312	14,641	-
Commercial	173	327	500	38,572	39,072	-
Total	$2,678	$2,502	$5,180	$402,899	$408,079	$472

	December 31, 2014
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
	(In Thousands)
Residential mortgage (1-4 family)	$203	$821	$1,024	$102,396	$103,420	$-
Commercial real estate	131	-	131	115,974	116,105	-
Real estate construction	-	-	-	10,149	10,149	-
Home equity	303	48	351	39,772	40,123	-
Consumer	258	16	274	13,553	13,827	-
Commercial	331	77	408	35,174	35,582	-
Total	$1,226	$962	$2,188	$317,018	$319,206	$-

Interest income not accrued on these loans and cash interest income was immaterial for CY 2015, the six months ended December 31, 2014 and FY 2014.  The allowance for loan losses on non-accrual loans as of December 31, 2015 and 2014 was $48,000 and $147,000, respectively.  There were $2,076,000 ($2,028,000 net of loss reserves of $48,000) of loans considered impaired at December 31, 2015.  There were $2,083,000 ($1,936,000 net of loss reserves of $147,000) of loans considered impaired at December 31, 2014.

Loans are granted to directors and officers of the Company in the ordinary course of business.  Such loans are made in accordance with policies established for all loans of the Company, except that directors, officers and employees may be eligible to receive discounts on loan origination costs.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued

Loans receivable (including loans sold and serviced for others) from directors and senior officers and their related parties were as follows:

(In Thousands)
Balance at July 1, 2013	$7,705
Principal additions	166
Principal payments	(695)
Balance at June 30, 2014	$7,176
Principal additions	579
Principal payments	(320)
Balance at December 31, 2014	$7,435
Principal additions	1,073
Principal payments	(6,132)
Balance at December 31, 2015	$2,376

Principal payments for CY 2015 include $5,849,000 related to a previously affiliated entity loan.  See Note 19:  Related Party Transactions for further information.

	December 31,
	2015	2014
	(In Thousands)

Loans serviced, for the benefit of others,
for directors, senior officers and
their related parties	$1,220	$5,714

	Year Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,
	2015	2014	2014
	(In Thousands)

Interest income from loans owned
for directors, senior officers and
their related parties	$14	$42	$86

NOTE 6:	Troubled Debt Restructurings

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

As of December 31, 2015, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under ASC Subtopic 310-10-35 was $46,000 (ASC Subtopic 310-40-65-1(b)), and there was no allowance for credit losses associated with these receivables, on the basis of a current evaluation of loss (ASC Subtopic 310-40-65-1(b)).  There was $34,000 charged-off at the time of restructure related to these receivables.

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

Combination Modification – Any other type of modification, including the use of multiple categories above.

The following tables present troubled debt restructurings.

December 31, 2015
	Accrual	Non-Accrual	Total
	Status	Status	Modification
(In Thousands)
Residential mortgage (1-4 family)	$-	$-	$-
Commercial real estate	-	-	-
Real estate construction	-	-	-
Home equity	46	-	46
Consumer	-	-	-
Commercial	-	-	-
Total	$46	$-	$46

December 31, 2014
	Accrual	Non-Accrual	Total
	Status	Status	Modification
(In Thousands)
Residential mortgage (1-4 family)	$-	$-	$-
Commercial real estate	-	-	-
Real estate construction	-	-	-
Home equity	48	-	48
Consumer	-	-	-
Commercial	-	-	-
Total	$48	$-	$48

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:	Troubled Debt Restructurings – continued

During CY 2015, there were no new restructured loans.

There were no loans modified as a troubled debt restructured loan within the previous 12 months for which there was a payment default during CY 2015.  As of June 30, 2014, there was one loan (included in Commercial real estate above) in default within 12 months after the troubled debt restructuring and this resulted in the foreclosure and repossession of the applicable collateral during the six months ended December 31, 2014.  The applicable collateral was recorded at fair value of $161,000 and is included in real estate and other repossessed assets acquired in settlement of loans, net on the consolidated statement of financial condition.  A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of December 31, 2015 and 2014, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

NOTE 7:	Foreclosed Assets

Foreclosed assets are presented net of an allowance for losses. A summary of the balance of foreclosed assets is presented below:

	December 31,
	2015	2014
	(In Thousands)
Residential mortgage (1-4 family)	$-	$-
Land	595	619
Consumer	-	18
Total foreclosed assets	$595	$637

Expenses applicable to foreclosed assets included the following:

	Year Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,
	2015	2014	2014
	(In Thousands)
Write-down on real estate owned and
other repossessed assets	$-	$-	$10
Net loss on sale	13	1	50
Operating expenses net of rental income	23	8	11
Total expenses related to foreclosed assets	$36	$9	$71

NOTE 8:	Mortgage Servicing Rights

The Company is servicing loans for the benefit of others totaling approximately $693,343,000 and $604,106,000 at December 31, 2015 and 2014, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $4,171,000 and $3,721,000 at December 31, 2015 and 2014, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:	Mortgage Servicing Rights – continued

The following table is a summary of activity in mortgage servicing rights and the valuation allowance.

	Year Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,
	2015	2014	2014
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$4,115	$3,756	$3,192
Mortgage servicing rights capitalized	1,652	687	1,194
Amortization of mortgage servicing rights	(799)	(328)	(630)
Ending balance	4,968	4,115	3,756
Valuation allowance:
Beginning balance	-	-	-
Provision (credited) to operations		-	-
Ending balance	-	-	-
Mortgage servicing rights, net	$4,968	$4,115	$3,756

The fair values of these rights were $6,452,000 and $5,168,000 at December 31, 2015 and 2014, respectively.  The fair value of servicing rights was determined using discount rates ranging from 10.00% to 12.00%, prepayment speeds ranging from 105.00% to 369.00% PSA, depending on stratification of the specific loan.  The fair value was also adjusted for the effect of potential past dues and foreclosures.  Individual mortgage servicing rights values were capped at a maximum of 1.00% for private investors and at a maximum of 1.25% for agency investors.

NOTE 9:	Premises and Equipment

The cost and accumulated depreciation of premises and equipment was as follows:

	December 31,
	2015	2014
	(In Thousands)
Land	$3,803	$4,587
Buildings and improvements	19,055	19,498
Furniture and equipment	6,035	5,597
Construction in progress	230	6
	29,123	29,688
Accumulated depreciation	(10,906)	(9,724)
Premises and equipment, net	$18,217	$19,964

Depreciation expense was $1,231,000 for CY 2015, $585,000 for the six months ended December 31, 2014 and $1,146,000 for FY 2014.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:	Goodwill and Other Intangible Assets

Goodwill and other intangible assets were recorded as part of the Sterling acquisition.

The carrying amount of goodwill was as follows:

	December 31,
	2015	2014
	(In Thousands)
Goodwill	$7,034	$7,034

Goodwill of $6,890,000 was recorded in the second quarter of FY 2013 for the acquisition.  Final valuation adjustments were recorded in the second quarter of FY 2014 for $144,000 and impacted goodwill.  The final goodwill recorded related to the acquisition was $7,034,000.

The components of other intangible assets were as follows:

	December 31,
	2015	2014
	(In Thousands)
Core deposit intangible	$1,031	$1,031
Accumulated amortization	(517)	(368)
Core deposit intangible, net	$514	$663

Core deposit intangible assets are amortized on an accelerated basis over their estimated life of 10 years.  Amortization expense related to intangible assets was $149,000 for CY 2015, $82,000 for the six months ended December 31, 2014 and $177,000 for FY 2014.  The estimated aggregate future amortization expense for core deposit intangible assets remaining as of December 31, 2015 was as follows:

Years ended December 31:	(In Thousands)
2016	$130
2017	111
2018	92
2019	73
2020	55
Thereafter	53
Total	$514

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:	Deposits

Deposits are summarized as follows:

	December 31,
	2015		2014
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(In Thousands)
Noninterest checking	$77,031	0.00%	$60,924	0.00%
Interest bearing checking	87,350	0.03%	76,367	0.04%
Savings	71,474	0.04%	62,455	0.04%
Money market	94,880	0.12%	91,431	0.11%
Time certificates of deposits	152,447	0.92%	150,223	0.92%
Total	$483,182	0.35%	$441,400	0.35%

Time certificates of deposit include $7,071,000 and $4,195,000 related to fixed rate brokered CDs at December 31, 2015 and 2014, respectively.

Time certificates of deposits with balances of $100,000 and greater was $70,389,000 and $64,721,000 at December 31, 2015 and 2014, respectively.

At December 31, 2015, the scheduled maturities of time deposits were as follows:

(In Thousands)
Within one year	$92,857
One to two years	33,430
Two to three years	18,025
Three to four years	4,209
Thereafter	3,926
Total	$152,447

Interest expense on deposits was as follows:

	Year Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,
	2015	2014	2014
	(In Thousands)
Checking	$27	$13	$28
Savings	30	13	31
Money market	107	51	110
Time certificates of deposits	1,293	600	1,125
Total	$1,457	$677	$1,294

FDIC insurance covers deposits up to $250,000.  At December 31, 2015 the Company held $88,222,000 in deposit accounts that included balances over $250,000.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:	Deposits – continued

At December 31, 2015 and 2014, the Company reclassified $75,000 and $82,000, respectively, in overdrawn deposits as loans.

Directors’ and senior officers’ deposit accounts at December 31, 2015 and 2014 were $983,000 and $565,000, respectively.

NOTE 12:	Advances from the Federal Home Loan Bank and Other Borrowings

Advances from the FHLB of Des Moines and other borrowings mature as follows:

	December 31,
	2015	2014
	(In Thousands)
Within one year	$42,825	$44,132
One to two years	7,884	2,200
Two to three years	9,767	200
Three to four years	10,649	5,200
Four to five years	1,446	3,065
Thereafter	145	196
Total	$72,716	$54,993

Federal Home Loan Bank Advances

The FHLB advances include both fixed and amortizing advances.  The fixed advances are due at maturity.  The advances are subject to prepayment penalties.  The interest rates on these advances are fixed.  The advances are collateralized by a blanket pledge of the Bank’s loan portfolio.  At December 31, 2015 and 2014, the Company exceeded the collateral requirements of the FHLB.  The Company’s investment in FHLB stock is also pledged as collateral on these advances.  The total FHLB funding line available to the Company at December 31, 2015, was 35.00% of total Bank assets as determined by FHLB, or approximately $211,984,000.  The balance of advances was $68,261,000 and $43,704,000 at December 31, 2015 and 2014, respectively.

Other Borrowings

The Bank had no structured repurchase agreements with PNC Financial Service Group, Inc. (“PNC”) at December 31, 2015 and 2014.

At December 31, 2015 and 2014, the Bank’s subsidiary had an $865,000 borrowing related to New Markets Tax Credits. The borrowing is interest only at 1.00% and matures in 2019.

Federal Funds Purchased

The Bank has a $7,000,000 Federal funds line of credit with PNC. The balance was $0 as of December 31, 2015 and 2014.

The Bank has a $10,000,000 Federal funds line of credit with Zions Bank. The balance was $0 and $3,919,000 as of December 31, 2015 and 2014, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:	Advances from the Federal Home Loan Bank and Other Borrowings – continued

Federal Funds Purchased – continued

The Bank has a $7,000,000 Federal funds line of credit with Stockman Bank. The balance was $3,590,000 and $6,505,000 as of December 31, 2015 and 2014, respectively.

Federal Reserve Bank Discount Window

For additional liquidity sources, the Bank has a credit facility at the Federal Reserve Bank’s Discount Window.  The amount available to the Bank is limited by various collateral requirements.  There were no pledged securities at the Federal Reserve Bank as of December 31, 2015 and 2014.  The credit facility account had $0 balance as of December 31, 2015 and 2014.

All Borrowings Outstanding

For all borrowings outstanding the weighted average interest rate for advances at December 31, 2015 and 2014 was 1.05% and 1.11%, respectively.  The weighted average amount outstanding was $51,367,000 for CY 2015, $51,134,000 for the six months ended December 31, 2014 and $32,618,000 for FY 2014, respectively.

The maximum amount outstanding at any month-end was $72,716,000 for CY 2015, $55,471,000 for the six months ended December 31, 2014 and $51,454,000 for FY 2014, respectively.

NOTE 13:	Subordinated Debentures

Subordinated debentures consisted of the following:

	December 31,
	2015		2014
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)
Subordinated debentures:
Variable at 3-Month Libor plus 1.42%, due 2035	$5,155	$-	$5,155	$-
Fixed at 6.75%, due 2025	10,000	(206)	-	-
Total	$15,155	$(206)	$5,155	$-

In June 2015, the Company completed the issuance of $10,000,000 in aggregate principal amount of subordinated notes due in 2025 in a private placement transaction to an institutional accredited investor.  The notes will bear interest at an annual fixed rate of 6.75% and interest will be paid quarterly through maturity date or earlier redemption.  The subordinated debentures qualify as Tier 2 capital for regulatory capital purposes.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:	Subordinated Debentures – continued

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to Eagle Bancorp Statutory Trust I (“the Trust”).  The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000.  Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders on December 15, 2005.  The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at 3-Month LIBOR plus 1.42%, making the rate 2.033% and 1.676% as of December 31, 2015 and 2014, respectively.  Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years.  The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date.  The subordinated debentures qualify as Tier 1 capital for regulatory capital purposes.

For CY 2015, the six months ended December 31, 2014 and FY 2014, interest expense on the subordinated debentures was $448,000, $43,000 and $87,000, respectively.

NOTE 14:	Commitments and Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s financial statements.

The Company leases certain office branches under short-term operating leases.  Some of these leases have renewal options.  Total lease expenditures were $559,000 for CY 2015, $262,000 for the six months ended December 31, 2014 and $511,000 for FY 2014.  The future payments of all lease obligations are as follows:

Years ended December 31:	(In Thousands)
2016	$512
2017	412
2018	347
2019	354
2020	359
Thereafter	328
Total	$2,312

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:	Accumulated Other Comprehensive Income (Loss)

The following table includes information regarding the activity in accumulated other comprehensive income (loss):

	Unrealized	Unrealized
	Gains (Losses)	(Losses) Gains
	on Derivatives	on Investment
	Designated as	Securities
	Cash Flow Hedges	Available for Sale	Total
	(In Thousands)

Balance, July 1, 2013	$345	$(3,729)	$(3,384)
Other comprehensive income,
before reclassifications and income taxes	461	3,093	3,554
Amounts reclassified from accumulated other
comprehensive income (loss), before income taxes	(582)	(1,073)	(1,655)
Income tax benefit (expense)	49	(823)	(774)
Total other comprehensive (loss) income	(72)	1,197	1,125
Balance, June 30, 2014	$273	$(2,532)	$(2,259)
Other comprehensive income,
before reclassifications and income taxes	496	3,749	4,245
Amounts reclassified from accumulated other
comprehensive income (loss), before income taxes	(461)	(335)	(796)
Income tax expense	(14)	(1,391)	(1,405)
Total other comprehensive income	21	2,023	2,044
Balance, December 31, 2014	$294	$(509)	$(215)
Other comprehensive income,
before reclassifications and income taxes	2,046	883	2,929
Amounts reclassified from accumulated other
comprehensive income (loss), before income taxes	(1,907)	(234)	(2,141)
Income tax expense	(57)	(264)	(321)
Total other comprehensive income	82	385	467
Balance, December 31, 2015	$376	$(124)	$252

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16:	Income Taxes

The components of the Company’s income tax provision (benefit) were as follows:

	Year Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,
	2015	2014	2014
	(In Thousands)
Current
U.S. federal	$424	$101	$(164)
Montana	83	99	(33)
	507	200	(197)
Deferred
U.S. federal	(426)	(622)	(113)
Montana	82	(43)	(40)
	(344)	(665)	(153)
Total	$163	$(465)	$(350)

The nature and components of deferred tax assets and liabilities were as follows:

	December 31,
	2015	2014
	(In Thousands)
Deferred tax assets:
Loans receivable	$1,204	$882
Deferred loan fees	381	228
Deferred compensation	698	504
Employee benefits	321	94
Unrealized losses on
securities available-for-sale	86	350
Acquisition costs	633	687
Interest rate swap	-	180
New Market Tax Credits carry forward	633	124
Alternative Minimum Tax carry forward	445	358
Other	267	249
Total deferred tax assets	4,668	3,656
Deferred tax liabilities:
Premises and equipment	931	944
Federal Home Loan Bank stock	529	529
Mortgage servicing rights	595	-
Unrealized gain on hedging	259	202
Goodwill	585	394
Other	279	120
Total deferred tax liabilities	3,178	2,189
Net deferred tax asset	$1,490	$1,467

The Company believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations.  Accordingly, these assets have not been reduced by a valuation allowance.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16:	Income Taxes – continued

A reconciliation of the Company’s effective income tax provision (benefit) to the statutory federal income tax rate was as follows:

	Year Ended		Six Months Ended		Year Ended
	December 31,		December 31,		June 30,
	2015		2014		2014
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
	(Dollars in Thousands)
Federal income taxes at the statutory rate	$933	34.00%	$400	34.00%	$599	34.00%
State income taxes	185	6.75%	79	6.75%	119	6.75%
Tax-exempt interest income	(440)	-16.03%	(266)	-22.61%	(574)	-32.30%
Income from bank-owned life insurance	(174)	-6.33%	(85)	-7.19%	(165)	-9.30%
New Market Tax Credits	(418)	-15.24%	(190)	-16.14%	(380)	-21.39%
Other, net	77	2.79%	(403)	-34.32%	51	2.36%
Actual tax benefit and effective tax rate	$163	5.94%	$(465)	-39.51%	$(350)	-19.88%

The Company has equity investments in Certified Development Entities which have received allocations of New Markets Tax Credits. Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over a seven-year credit allowance period. The federal tax credit benefits were $418,000 for CY 2015, $190,000 for the six months ended December 31, 2014 and $380,000 for FY 2014.  Due to not having sufficient taxable income for CY 2015, the six months ended December 31, 2014 and FY 2014 only $0, $99,000 and $256,000 of the federal tax credit benefits were utilized, respectively.  The remaining federal tax credit benefits of $418,000 for CY 2015, $91,000 for the six months ended December 31, 2014 and $124,000 for FY 2014 are recorded as deferred tax assets and will be used in future periods.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17:	Supplemental Cash Flow Information

	Year Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,
	2015	2014	2014
	(In Thousands)
Supplemental cash flow information:
Cash paid during the year for interest	$2,442	$1,037	$2,063
Cash paid during the year for income taxes	845	147	109
Non-cash investing activities:
Increase (decrease) in market
value of securities available-for-sale	649	3,414	2,020
Mortgage servicing rights recognized	1,652	687	1,194
Loans transferred to real estate and
other assets acquired in foreclosure	58	184	51
Treasury shares reissued for compensation	193	193	193
Employee Stock Ownership Plan shares released	185	89	180

NOTE 18:	Regulatory Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

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

Management believes that, as of December 31, 2015, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital rules on a fully phased-in basis as if such requirements were currently in effect; however, final rules are subject to regulatory discretion and could result in the need for additional capital levels in the future.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to total assets (all as defined in the regulations).  Management believes, as of December 31, 2015 and 2014, that the Company and the Bank met all capital adequacy requirements to which they are subject.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:	Regulatory Capital Requirements – continued

As of December 31, 2015, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since the notification that management believes have changed the Banks’s category.  The Bank’s actual capital amounts and ratios as of December 31, 2015 are presented in the table below:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
December 31, 2015:
Total risk-based capital
to risk weighted assets
Consolidated	$66,725	15.39%	$34,685	8.00%	$	N/A	N/A	%
Bank	60,957	14.09	34,607	8.00		43,259	10.00

Tier I capital to
risk weighted assets
Consolidated	53,175	12.26	26,014	6.00		N/A	N/A
Bank	57,407	13.27	25,955	6.00		34,607	8.00

Common equity tier I capital to
risk weighted assets
Consolidated	48,112	11.10	19,511	4.50		N/A	N/A
Bank	57,407	13.27	19,466	4.50		28,118	6.50

Tier 1 capital to
adjusted total assets
Consolidated	53,175	9.22	23,063	4.00		N/A	N/A
Bank	57,407	9.36	24,530	4.00		30,662	5.00

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:	Regulatory Capital Requirements – continued

The Bank’s actual capital amounts and ratios as of December 31, 2014 are presented in the table below:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
December 31, 2014:
Total risk-based capital
to risk weighted assets
Consolidated	$54,109	15.27%	$28,344	8.00%	$	N/A	N/A	%
Bank	48,994	13.59	28,838	8.00		36,048	10.00

Tier I capital to
risk weighted assets
Consolidated	51,659	14.58	14,172	4.00		N/A	N/A
Bank	46,544	12.91	14,419	4.00		21,629	6.00

Tier I capital to
adjusted total assets
Consolidated	51,659	9.41	16,463	3.00		N/A	N/A
Bank	46,544	8.62	16,195	3.00		26,992	5.00

A reconciliation of the Bank’s capital determined by GAAP to capital defined for regulatory purposes is as follows:

	December 31,
	2015	2014
	(In Thousands)

Capital determined by GAAP	$64,726	$54,361
Unrealized loss on securities available-for-sale	142	532
Unrealized gain on forward delivery commitments	(376)	(294)
Goodwill and core deposit intangibles, net of
associated deferred tax liabilities for 2015	(6,654)	(7,697)
Disallowed deferred tax assets	(431)	(358)
Tier I capital	57,407	46,544
Allowance for loan losses	3,550	2,450
Total risk-based capital	$60,957	$48,994

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:	Regulatory Capital Requirements – continued

Dividend Limitations

Under State of Montana banking regulation, member banks such as the Bank generally may declare annual cash dividends up to an amount equal to the previous two years’ net earnings.  Dividends in excess of such amount require approval of the Division of Banking.  The Bank paid dividends of $1,240,000 during CY 2015 to Eagle.  The Bank did not pay any dividends to Eagle during the six months ended December 31, 2014.  The Bank paid dividends of $1,030,000 during FY 2014 to Eagle.  Eagle paid quarterly dividends of $0.075 per share to its shareholders for the first two quarters of CY 2015 and $0.0775 for the last two quarters of CY 2015.  Eagle paid quarterly dividends of $0.075 for the six months ended December 31, 2014.  Eagle paid quarterly dividends of $0.0725 per share to its shareholders for FY 2014.

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

The Bank has contracted with a subsidiary of a company which was previously partially owned by one of the Company’s directors.  The director retired from the affiliated entity at the end of 2013.  The Bank paid the affiliated entity $2,000 during the six months ended December 31, 2014 for support services, and an additional $13,000 for computer hardware and software used by the Bank for its computer network.  For FY 2014, expenditures were $3,000 for support services and $33,000 for computer hardware and software.

In 2007, the Bank made a construction loan, in the normal course of lending, to this same affiliated entity for the construction of an office building.  In FY 2008 the construction was completed and the loan was refinanced into $7,500,000 permanent financing.  On July 9, 2008, 80.00%, or $6,000,000 was sold to the Montana Board of Investments.  As of December 31, 2014 this loan’s principal balance was $5,849,000 ($1,170,000 net of participation sold). The loan is no longer considered a related party transaction due to the director’s retirement from the affiliated entity.  See the disclosure for loans receivable from directors and senior officers and their related parties in Note 5:  Loans for further information.

NOTE 20:	Employee Benefits

Profit Sharing Plan

The Company provides a noncontributory profit sharing plan for eligible employees who have completed one year of service.  The amount of the Company’s annual contribution, limited to a maximum of 15.00% of qualified employees’ salaries, is determined by the Board.  Profit sharing expense was $452,000 for CY 2015, $200,000 for the six months ended December 31, 2014 and $379,000 for FY 2014.

The Company’s profit sharing plan includes a 401(k) feature.  At the discretion of the Board, the Company may match up to 50.00% of participants’ contributions up to a maximum of 4.00% of participants’ salaries.  For CY 2015, the six months ended December 31, 2014 and FY 2014, the Company’s match totaled $162,000, $72,000 and $148,000, respectively.

Deferred Compensation Plans

The Company has entered into deferred compensation contracts with current key employees.  The contracts provide fixed benefits payable in equal annual installments upon retirement.  The Company purchased life insurance contracts that may be used to fund the payments.  The charge to expense is based on the present value computations of anticipated liabilities.  For CY 2015, the six months ended December 31, 2014 and FY 2014, the total expense was $293,000, $103,000 and $131,000, respectively.  The Company has recorded a liability for the deferred compensation plan of $1,423,000 and $1,236,000 at December 31, 2015 and 2014, respectively, which are included in accrued expenses and other liabilities in the consolidated statements of financial condition.

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

Total ESOP expenses of $168,000, $69,000 and $142,000 were recognized for CY 2015, the six months ended December 31, 2014 and FY 2014, respectively.  Shares totaling 16,616, 8,308 and 16,616 were released and allocated to participants during CY 2015, the six months ended December 31, 2014 and FY 2014, respectively.  The cost of the 97,444 ESOP shares ($975,000 at December 31, 2015) that have not yet been allocated or committed to be released to participants is deducted from shareholders’ equity.  The fair value of these shares was approximately $1,204,000 at December 31, 2015.

Stock Incentive Plan

The Company adopted the stock incentive plan on November 1, 2011 and the original number of shares of restricted stock for issuance under the plan was 98,571.  The plan provides for different types of awards including stock options, restricted stock and performance shares.  Under the plan, 98,571 shares of restricted stock were granted to directors and certain officers during FY 2012.  The plan was amended during CY 2015 to increase the number of shares of restricted stock for issuance under the plan from 98,571 to 168,571.  During CY 2015, 74,000 shares were granted.  Shares of restricted stock vest in equal installments over five years beginning one year from the grant date.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20:	Employee Benefits – continued

Stock Incentive Plan – continued

The following table shows the activity of the awards granted:

Number of
Shares

Unvested awards as of June 30, 2013	70,183
Awards granted	8,674
Awards vested	(17,548)
Awards forfeited	(6,505)
Unvested awards as of June 30, 2014	54,804
Awards granted	-
Awards vested	(17,548)
Awards forfeited	-
Unvested awards as of December 31, 2014	37,256
Awards granted	74,000
Awards vested	(17,548)
Awards forfeited	-
Unvested awards as of December 31, 2015	93,708

$232,000, $88,000 and $193,000 was recognized as expense during CY 2015, the six months ended December 31, 2014 and FY 2014, respectively, and is included in salaries and employee benefits in the consolidated statements of income.  As of December 31, 2015, 93,708 shares of restricted stock remain unvested, for which the Company expects to recognize expense of approximately $1,015,000 by November 2020.

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

The Bank has lines of credit representing credit risk of approximately $181,883,000 and $102,758,000 at December 31, 2015 and 2014, respectively, of which approximately $95,537,000 and $50,532,000 had been drawn at December 31, 2015 and 2014, respectively. The Bank has credit cards issued representing credit risk of approximately $1,239,000 and $1,119,000 at December 31, 2015 and 2014, respectively, of which approximately $96,000 and $72,000 had been drawn at December 31, 2015 and 2014, respectively.  The Bank has letters of credits issued representing credit risk of approximately $3,124,000 and $4,454,000 at December 31, 2015 and 2014, respectively.

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

Outstanding derivative loan commitments expose the Bank to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases.  The notional amount of interest rate lock commitments was $24,378,000 and $12,276,000 at December 31, 2015 and 2014, respectively.  Fixed rate commitments are extended at rates ranging from 2.88% to 5.13% and 2.75% to 5.50% at December 31, 2015 and 2014, respectively.  The fair value of such commitments was insignificant.

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

The fixed rate loan hedged has an original maturity of 20 years and was not callable.  This loan was hedged with a “pay fixed rate, receive variable rate” swap with a similar notional amount, maturity and fixed rate coupons. The swap was not callable. The loan had an outstanding principal balance of $10,641,000 and the interest rate swap had a notional value of $10,673,000 at December 31, 2014.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22:	Derivatives and Hedging Activities – continued

Effect of Derivative Instruments on Statement of Financial Condition
Fair Value of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
(In Thousands)
Derivatives designated
as fair value
hedging instruments							Other
Interest rate contracts	n/a	$-	n/a	$-	n/a	$-	Liabilities	$579

Change in fair value of
financial instrument
being hedged
Interest rate contracts	Loans	$132	Loans	$138	n/a	$-	n/a	$-

Effect of Derivative Instruments on Statement of Income
(In Thousands)
		Amount of Loss
	Location	Recognized in Income on Derivative
	of Loss	Year Ended	Six Months Ended	Year Ended
Derivatives Designated	Recognized in	December 31,	December 31,	June 30,
as Hedging Instruments	Income on Derivative	2015	2014	2014

Interest rate contracts	Noninterest income	$(93)	$(364)	$(63)

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

As of December 31, 2015 and 2014, the Company had entered into commitments to deliver approximately $18,208,000 and $17,166,000, respectively, in loans to various investors, all at fixed interest rates ranging from 2.25% to 5.13% and 2.45% to 6.00% at December 31, 2014, June 30, 2015 and 2014, respectively.  The Company had approximately $635,000 and $496,000 of gains deferred as a result of the forward delivery commitments entered into as of December 31, 2015 and 2014, respectively.

The Company did not have any gains or losses reclassified into earnings as a result of the ineffectiveness of its hedging activities.  The Company considers its hedging activities to be highly effective.

The Company did not have any gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time frame as of December 31, 2015.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2015
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial Assets:
Available-for-sale securities
U.S. government and agency	$-	$10,615	$-	$10,615
Municipal obligations	-	67,069	-	67,069
Corporate obligations	-	9,450	-	9,450
MBSs - government-backed	-	32,735	-	32,735
CMOs - government-backed	-	25,869	-	25,869
Loans held-for-sale	-	18,702	-	18,702

	December 31, 2014
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial Assets:
Available-for-sale securities
U.S. government and agency	$-	$33,181	$-	$33,181
Municipal obligations	-	71,885	-	71,885
Corporate obligations	-	6,005	-	6,005
MBSs - government-backed	-	21,964	-	21,964
CMOs - government-backed	-	28,752	-	28,752
Loans held-for-sale	-	17,587	-	17,587
Financial Liabilities:
Derivative financial instruments	-	579	-	579

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables summarizes financial assets and liabilities measured at fair value on a nonrecurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2015
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$2,028	$2,028
Repossessed assets	-	-	595	595

As of December 31, 2015, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based on the fair value of the underlying collateral. Impaired loans with a carrying value of $2,076,000 were reduced by specific valuation allowance allocations totaling $48,000 to a total reported fair value of $2,028,000 based on collateral valuations utilizing Level 3 valuation inputs.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23:	Fair Value Disclosures – continued

	December 31, 2014
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$1,936	$1,936
Repossessed assets	-	-	637	637

As of December 31, 2014, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based on the fair value of the underlying collateral. Impaired loans with a carrying value of $2,083,000 were reduced by specific valuation allowance allocations totaling $147,000 to a total reported fair value of $1,936,000 based on collateral valuations utilizing Level 3 valuation inputs.

Quantitative Information about Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Banks’s Level 3 financial assets and liabilities, the valuation techniques used to measure the fair value of those financial assets and liabilities, and the significant unobservable inputs and the ranges of values for those inputs:

	Fair Value at		Principal	Significant	Range of
	December 31,		Valuation	Unobservable	Significant Input
Instrument	2015	2014	Technique	Inputs	Values
	(Dollars in Thousands)

			Appraisal of	Appraisal
Impaired loans	$2,028	$1,936	collateral (1)	adjustments	10-30%

			Appraisal of	Liquidation
Repossessed assets	$595	$637	collateral (1) (3)	expenses (2)	10-30%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable, less associated allowance.
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

ASC Topic 825 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value.  Below is a table that summarizes the fair market values of all financial instruments of the Company at December 31, 2015 and 2014, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

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

	December 31, 2015
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$7,438	$-	$-	$7,438	$7,438
Federal Home Loan Bank stock	3,397	-	-	3,397	3,397
Federal Reserve Bank stock	887	-	-	887	887
Loans receivable, net	-	-	408,414	408,414	401,706
Accrued interest and dividends
receivable	2,278	-	-	2,278	2,278
Mortgage servicing rights	-	-	6,452	6,452	4,968
Cash surrender value of
life insurance	12,514	-	-	12,514	12,514
Financial liabilities:
Non-maturing interest bearing deposits	-	253,704	-	253,704	253,704
Noninterest bearing deposits	77,031	-	-	77,031	77,031
Time certificates of deposit	-	-	152,691	152,691	152,447
Accrued expenses and other liabilities	4,050	-	-	4,050	4,050
Federal Home Loan Bank advances
and other borrowings	-	-	72,811	72,811	72,716
Subordinated debentures	-	-	14,306	14,306	15,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23:	Fair Value Disclosures – continued

	December 31, 2014
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$12,502	$-	$-	$12,502	$12,502
Federal Home Loan Bank stock	1,968	-	-	1,968	1,968
Federal Reserve Bank stock	641	-	-	641	641
Loans receivable, net	-	-	321,312	321,312	314,334
Accrued interest and dividends
receivable	2,318	-	-	2,318	2,318
Mortgage servicing rights	-	-	5,168	5,168	4,115
Cash surrender value of
life insurance	11,735	-	-	11,735	11,735
Financial liabilities:
Non-maturing interest bearing deposits	-	230,253	-	230,253	230,253
Noninterest bearing deposits	60,924	-	-	60,924	60,924
Time certificates of deposit	-	-	151,004	151,004	150,223
Accrued expenses and other liabilities	4,161	-	-	4,161	4,161
Federal Home Loan Bank advances
and other borrowings	-	-	55,273	55,273	54,993
Subordinated debentures	-	-	3,854	3,854	5,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

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

Mortgage Servicing Rights – The fair value of servicing rights was determined using discount rates ranging from 10.00% to 12.00%, prepayment speeds ranging from 105.00% to 369.00% PSA, depending on stratification of the specific right.  The fair value was also adjusted for the effect of potential past dues and foreclosures.  Individual mortgage servicing rights values were capped at a maximum of 1.00% for private investors and at a maximum of 1.25% for agency investors.

Deposits and Time Certificates of Deposit – The fair value of deposits with no stated maturity, such as checking, passbook, and money market, is equal to the amount payable on demand.  The fair value of time certificates of deposit is based on the discounted value of contractual cash flows.  The discount rate is estimated using the rates currently offered for deposits of similar maturities.

Advances from the FHLB and Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective December 31, 2015 and 2014, respectively if the borrowings repriced according to their stated terms.

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

Included below are the condensed financial statements of the Parent Company, Eagle Bancorp Montana, Inc.:

Eagle Bancorp Montana, Inc.
Condensed Statements of Financial Condition

	December 31,
	2015	2014
	(In Thousands)
Assets:
Cash and cash equivalents	$243	$147
Securities available-for-sale	3,810	3,741
Investment in Eagle Bancorp Statutory Trust I	155	155
Investment in Opportunity Bank of Montana	64,726	54,361
Other assets	1,469	1,261
Total assets	$70,403	$59,665

Liabilities and Shareholders's Equity:
Accounts payable and accrued expenses	$4	$12
Long-term subordinated debt	14,949	5,155
Shareholders' equity	55,450	54,498
Total liabilities and shareholders' equity	$70,403	$59,665

Eagle Bancorp Montana, Inc.
Condensed Statements of Income

	Year Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,
	2015	2014	2014
	(In Thousands)

Interest income	$99	$54	$139
Interest expense	(448)	(43)	(87)
Noninterest income	14	-	15
Noninterest expense	(593)	(434)	(556)
Loss before income taxes	(928)	(423)	(489)
Income tax expense (benefit)	(374)	273	(478)
Loss before equity in undistributed
earnings of Opportunity Bank of Montana	(554)	(696)	(11)
Equity in undistributed earnings
of Opportunity Bank of Montana	3,134	2,338	2,122
Net income	$2,580	$1,642	$2,111

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24:	Condensed Parent Company Financial Statements – continued

Eagle Bancorp Montana, Inc.
Condensed Statements of Cash Flow

	Year Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,
	2015	2014	2014
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$2,580	$1,642	$2,111
Adjustments to reconcile net income
to net cash used in operating activities:
Equity in undistributed earnings
of Opportunity Bank of Montana	(3,134)	(2,338)	(2,122)
Other adjustments, net	(204)	225	(448)
Net cash used in operating activities	(758)	(471)	(459)

Cash Flows from Investing Activities:
Cash contributions from Opportunity Bank of Montana	1,240	-	1,030
Cash distributions to Opportunity Bank of Montana	(8,000)	(25)	-
Activity in available-for-sale securities:
Sales	790	2,008	427
Maturities, principal payments and calls	330	132	371
Purchases	(1,194)	(832)	(492)
Net cash (used in) provided by investing activities	(6,834)	1,283	1,336

Cash Flows from Financing Activities:
Employee Stock Ownership Plan payments and dividends	174	20	178
Proceeds from issuance of subordinated debentures	10,000	-	-
Payments for debt issuance costs	(206)	-	-
Payments to purchase treasury stock	(1,320)	(587)	-
Treasury shares reissued for compensation	204	186	193
Dividends paid	(1,164)	(581)	(1,136)
Net cash provided by (used in) financing activities	7,688	(962)	(765)

Net Increase (Decrease) in
Cash and Cash Equivalents	96	(150)	112

Cash and Cash Equivalents, beginning of period	147	297	185

Cash and Cash Equivalents, end of period	$243	$147	$297

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25:	Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly consolidated results of operations:

	Year Ended December 31, 2015

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in Thousands, Except Per Share Data)
Interest and dividend income	$4,724	$5,015	$5,154	$5,573
Interest expense	501	526	721	707
Net interest income	4,223	4,489	4,433	4,866
Loan loss provision	322	328	310	343
Net interest income after loan loss provision	3,901	4,161	4,123	4,523
Noninterest income	2,882	3,275	2,912	2,692
Noninterest expense	6,361	6,472	6,492	6,401
Income before income tax expense	422	964	543	814
Income tax expense	36	172	22	(67)
Net income	$386	$792	$521	$881

Other comprehensive income (loss)	$795	$(1,666)	$975	$363
Basic earnings per common share	$0.10	$0.21	$0.14	$0.23
Diluted earnings per common share	$0.10	$0.21	$0.14	$0.22

	Six Months Ended
	December 31, 2014
	First	Second
	Quarter	Quarter
	(Dollars in Thousands,
	Except per share Data)
Interest and dividend income	$4,703	$4,906
Interest expense	515	515
Net interest income	4,188	4,391
Loan loss provision	215	300
Net interest income after loan loss provision	3,973	4,091
Noninterest income	2,657	2,435
Noninterest expense	5,865	6,114
Income before income tax expense	765	412
Income tax expense (benefit)	47	(512)
Net income	$718	$924

Other comprehensive income	$1,000	$1,044
Basic earnings per common share	$0.18	$0.24
Diluted earnings per common share	$0.18	$0.24

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25:	Quarterly Results of Operations (Unaudited) – continued

	Year Ended June 30, 2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in Thousands, Except Per Share Data)
Interest and dividend income	$4,141	$4,317	$4,321	$4,502
Interest expense	524	516	502	503
Net interest income	3,617	3,801	3,819	3,999
Loan loss provision	159	153	128	168
Net interest income after loan loss provision	3,458	3,648	3,691	3,831
Noninterest income	3,098	2,469	2,123	2,351
Noninterest expense	5,853	5,613	5,699	5,743
Income before income tax expense	703	504	115	439
Income tax expense	36	30	7	(423)
Net income	$667	$474	$108	$862

Other comprehensive (loss) income	$(1,470)	$(863)	$1,874	$1,584
Basic earnings per common share	$0.17	$0.12	$0.03	$0.22
Diluted earnings per common share	$0.17	$0.12	$0.03	$0.21

NOTE 26:	Comparative Information for the Six Months Ended December 31, 2014

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