Form 10-Q
period 2016-03-31
Eagle Bancorp Montana, Inc.
filed 2016-05-11
CIK 1478454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
 reporting company)

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	3,779,464 shares outstanding
As of May 11, 2016

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Signatures		46

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	competition among depository and other financial institutions;
•	changes in the prices, values and sales volume of residential and commercial real estate in Montana;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	changes or volatility in the securities markets;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to successfully integrate acquired businesses;
•	changes in consumer spending, borrowing and savings habits;
•	our ability to continue to increase and manage our commercial and residential real estate, multi-family and commercial business loans;
•	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
•	the level of future deposit insurance premium assessments;
•	the impact of a recurring recession on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;
•
the Company’s ability to develop and maintain secure and reliable information technology systems, effectively defend itself against cyberattacks, or recover from breaches to its technology infrastructure;

•	the impact of the restructuring of the U.S. financial and regulatory system;
•	the failure of assumptions underlying the establishment of allowance for possible loan losses and other estimates;
•	changes in the financial performance and/or condition of our borrowers and their ability to repay their loans when due; and
•
the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2015, any subsequent Reports on Form 10-Q and Form 8-K, and other filings with the SEC. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS:
Cash and due from banks	$5,620	$6,468
Interest-bearing deposits in banks	993	970
Total cash and cash equivalents	6,613	7,438

Securities available-for-sale	145,070	145,738
Federal Home Loan Bank stock	3,564	3,397
Federal Reserve Bank stock	871	887
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	18,284	18,702
Loans receivable, net of deferred loan fees of $882 at March 31, 2016 and $795 at December 31, 2015 and allowance for loan losses of $3,940 at
March 31, 2016 and $3,550 at December 31, 2015	418,941	403,734
Accrued interest and dividends receivable	2,213	2,278
Mortgage servicing rights, net	4,988	4,968
Premises and equipment, net	18,145	18,217
Cash surrender value of life insurance	12,598	12,514
Real estate and other repossessed assets acquired in settlement of loans, net	606	595
Goodwill	7,034	7,034
Core deposit intangible, net	481	514
Deferred tax asset, net	1,198	1,490
Other assets	2,210	2,686

Total assets	$642,971	$630,347

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	March 31,	December 31,
	2016	2015
LIABILITIES:
Deposit accounts:
Noninterest bearing	$90,308	$77,031
Interest bearing	403,877	406,151
Total deposits	494,185	483,182

Accrued expenses and other liabilities	5,933	4,050
Federal Home Loan Bank advances and other borrowings	71,204	72,716
Subordinated debentures
Principal amount	15,155	15,155
Unamortized debt issuance costs	(201)	(206)
Total subordinated debentures less unamortized debt issuance costs	14,954	14,949

Total liabilities	586,276	574,897

SHAREHOLDERS' EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares
issued or outstanding)	-	-
Common stock (par value $0.01 per share; 8,000,000 shares authorized;
4,083,127 shares issued; 3,779,464 shares outstanding at March 31, 2016
and December 31, 2015)	41	41
Additional paid-in capital	22,157	22,152
Unallocated common stock held by Employee Stock Ownership Plan	(933)	(975)
Treasury stock, at cost	(3,321)	(3,321)
Retained earnings	37,831	37,301
Net accumulated other comprehensive income	920	252
Total shareholders' equity	56,695	55,450

Total liabilities and shareholders' equity	$642,971	$630,347

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$5,063	$3,962
Securities available-for-sale	747	759
Federal Home Loan Bank dividends	31	-
Interest on deposits in banks	-	-
Other interest income	3	3
Total interest and dividend income	5,844	4,724

INTEREST EXPENSE:
Deposits	355	337
Federal Home Loan Bank advances and other borrowings	201	143
Subordinated debentures	194	21
Total interest expense	750	501

NET INTEREST INCOME	5,094	4,223

Loan loss provision	450	322

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	4,644	3,901

NONINTEREST INCOME:
Service charges on deposit accounts	199	223
Net gain on sale of loans (includes $635 and $496 for the three months ended March 31, 2016 and 2015, respectively, related
to accumulated other comprehensive earnings reclassification)	1,718	1,631
Mortgage loan servicing fees	346	415
Wealth management income	136	185
Interchange and ATM fees	202	126
Appreciation in cash surrender value of life insurance	112	105
Net gain on sale of available-for-sale securities (includes $0 and $186 for the three months ended March 31, 2016 and 2015, respectively,
related to accumulated other comprehensive earnings reclassification)	-	186
Net loss on sale of real estate owned and other repossessed property	-	(1)
Net loss on fair value hedge	-	(93)
Other noninterest income	166	105
Total noninterest income	2,879	2,882

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)
 (Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
NONINTEREST EXPENSE:
Salaries and employee benefits	3,690	3,379
Occupancy and equipment expense	789	736
Data processing	548	509
Advertising	188	219
Amortization of mortgage servicing rights	228	217
Amortization of core deposit intangible and tax credits	112	100
Federal insurance premiums	83	95
Postage	54	46
Legal, accounting and examination fees	98	156
Consulting fees	83	240
Other noninterest expense	675	664
Total noninterest expense	6,548	6,361

INCOME BEFORE INCOME TAXES	975	422

Income tax expense (includes $460 and $547 for the three
months ended March 31, 2016 and 2015, respectively,
related to income tax expense from reclassification items)	152	36

NET INCOME	$823	$386

BASIC EARNINGS PER SHARE	$0.22	$0.10

DILUTED EARNINGS PER SHARE	$0.21	$0.10

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC EPS)	3,779,464	3,844,617

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED EPS)	3,873,171	3,881,872

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

NET INCOME	$823	$386

OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in fair value of investment securities
available-for-sale, before income taxes	1,127	1,495
Reclassification for realized gains and losses on investment
securities included in income, before income tax	-	(186)
Change in fair value of derivatives designated as cash flow
hedges, before income taxes	636	529
Reclassification for realized gains on derivatives designated
as cash flow hedges, before income taxes	(635)	(496)
Total other items of comprehensive income	1,128	1,342

Income tax expense related to:
Investment securities	(460)	(534)
Derivatives designated as cash flow hedges	-	(13)
	(460)	(547)

COMPREHENSIVE INCOME	$1,491	$1,181

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2016 and 2015
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

							ACCUMULATED
				UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	(LOSS) INCOME	TOTAL

Balance at January 1, 2015	$-	$41	$22,122	$(1,141)	$(2,194)	$35,885	$(215)	$54,498

Net income						386		386

Other comprehensive income							795	795

Dividends paid ($0.075 per share)						(288)		(288)

Treasury stock purchased (55,800 shares purchased at $11.03 average cost per share)					(616)			(616)

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (4,154 shares)			4	42				46

Balance at March 31, 2015	$-	$41	$22,126	$(1,099)	$(2,810)	$35,983	$580	$54,821

Balance at January 1, 2016	$-	$41	$22,152	$(975)	$(3,321)	$37,301	$252	$55,450

Net income						823		823

Other comprehensive income							668	668

Dividends paid ($0.0775 per share)						(293)		(293)

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (4,154 shares)			5	42				47

Balance at March 31, 2016	$-	$41	$22,157	$(933)	$(3,321)	$37,831	$920	$56,695

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$823	$386
Adjustments to reconcile net income to net cash provided by operating activities:
Loan loss provision	450	322
Depreciation	284	296
Net amortization of investment securities premium and discounts	503	533
Amortization of mortgage servicing rights	228	217
Amortization of core deposit intangible and tax credits	112	100
Deferred income tax (benefit) expense	(168)	121
Net gain on sale of loans	(1,718)	(1,631)
Net gain on sale of available-for-sale securities	-	(186)
Net loss on sale of real estate owned and other repossessed assets	-	1
Net loss on fair value hedge	-	93
Net gain on sale/disposal of premises and equipment	(6)	-
Net appreciation in cash surrender value of life insurance	(84)	(81)
Net change in:
Accrued interest and dividends receivable	65	172
Loans held-for-sale	2,137	2,230
Other assets	402	(473)
Accrued expenses and other liabilities	1,930	(575)
Net cash provided by operating activities	4,958	1,525

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	-	8,947
Maturities, principal payments and calls	2,823	2,612
Purchases	(1,531)	(1,049)
Federal Home Loan Bank stock (purchased) redeemed	(167)	1
Federal Reserve Bank stock redeemed	16	-
Loan origination and principal collection, net	(15,931)	(18,224)
Proceeds from sale of real estate and other repossessed
assets acquired in settlement of loans	15	3
Proceeds from sale of premises and equipment	6	-
Additions to premises and equipment	(212)	(26)
Net cash used in investing activities	(14,981)	(7,736)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$11,003	$11,716
Net short-term advances (payments) on Federal Home Loan Bank and other borrowings	642	(12,303)
Long-term advances from Federal Home Loan Bank and other borrowings	-	5,000
Payments on long-term Federal Home Loan Bank and other borrowings	(2,154)	(5,050)
Dividends paid	(293)	(288)
Purchase of treasury stock, at cost	-	(616)
Net cash provided by (used in) financing activities	9,198	(1,541)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(825)	(7,752)

CASH AND CASH EQUIVALENTS, beginning of period	7,438	12,502

CASH AND CASH EQUIVALENTS, end of period	$6,613	$4,750

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$734	$490

Cash paid during the period for income taxes	$-	$27

NON-CASH INVESTING ACTIVITIES:
Increase in market value of securities available-for-sale	$1,127	$1,309

Mortgage servicing rights recognized	$248	$373

Loans transferred to real estate and other assets acquired in foreclosure	$26	$9

Employee Stock Ownership Plan shares released	$47	$46

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

The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-K for the year ended December 31, 2015.

Certain prior period amounts have been reclassified to conform to the presentation for 2016. These reclassifications had no impact on net income or total shareholders’ equity. Certain loan amounts were reclassified for prior periods to be consistent with loan category classification for March 31, 2016. Interchange and ATM fees and appreciation in cash surrender value of life insurance were previously included in other noninterest income on the Consolidated Statements of Income. These amounts were presented on their own lines for the three months ended March 31, 2016 and prior year amounts were reclassed to be consistent with the current year presentation.

The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	March 31, 2016				December 31, 2015
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(In Thousands)
Available-for-Sale:
U.S. government and
agency obligations	$9,968	$63	$(7)	$10,024	$10,684	$26	$(95)	$10,615
Municipal obligations	65,763	1,252	(312)	66,703	66,606	1,041	(578)	67,069
Corporate obligations	9,575	5	(208)	9,372	9,615	-	(165)	9,450
MBSs - government-backed	33,221	307	(155)	33,373	32,810	111	(186)	32,735
CMOs - government backed	25,626	61	(89)	25,598	26,233	40	(404)	25,869
Total	$144,153	$1,688	$(771)	$145,070	$145,948	$1,218	$(1,428)	$145,738

There were no sales of securities available-for-sale during the three months ended March 31, 2016. For the three months ended March 31, 2015, net proceeds from sales of securities available-for-sale were $8,947,000. For the three months ended March 31, 2015, gross realized gains were $242,000 and gross realized losses were $56,000.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

The amortized cost and fair value of securities at March 31, 2016 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$-	$-
Due from one to five years	8,279	8,267
Due from five to ten years	14,881	14,899
Due after ten years	62,146	62,933
	85,306	86,099
MBSs - government-backed	33,221	33,373
CMOs - government-backed	25,626	25,598
Total	$144,153	$145,070

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	March 31, 2016
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$6,636	$(7)	$-	$-
Municipal obligations	9,924	(54)	12,344	(258)
Corporate obligations	2,016	(27)	6,009	(181)
MBSs and CMOs - government-backed	24,849	(192)	5,981	(52)
Total	$43,425	$(280)	$24,334	$(491)

	December 31, 2015
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$3,173	$(24)	$5,986	$(71)
Municipal obligations	15,913	(132)	21,163	(446)
Corporate obligations	5,283	(80)	3,915	(85)
MBSs and CMOs - government-backed	23,164	(249)	13,886	(341)
Total	$47,533	$(485)	$44,950	$(943)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of March 31, 2016 and December 31, 2015, there were, respectively, 57 and 85 securities in an unrealized loss position and that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

At March 31, 2016, 32 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 1.09% from the Company’s amortized cost basis of these securities. At December 31, 2015, 52 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 1.43% from the Company’s amortized cost basis of these securities. These unrealized losses are principally due to changes in interest rates and credit spreads. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

At March 31, 2016, 11 corporate obligations had an unrealized loss of approximately 2.53% from the Company’s amortized cost basis of this security. At December 31, 2015, 13 corporate obligations had an unrealized loss with aggregate depreciation of approximately 1.76% from the Company's cost basis. This unrealized loss is principally due to changes in interest rates. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

At March 31, 2016, 14 mortgage-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) had unrealized losses with aggregate depreciation of approximately 0.79% from the Company’s cost basis of these securities. At December 31, 2015, 20 MBSs and CMOs have unrealized losses with aggregate depreciation of approximately 1.57% from the Company’s cost basis. We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market, changes in interest rates and credit spreads and uncertainty of future prepayment speeds. Management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected. In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. There has been no disruption of the scheduled cash flows on any of the securities. Management’s analysis as of March 31, 2016 revealed no expected credit losses on the securities and therefore, declines are not deemed to be other than temporary.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE

Loans receivable consisted of the following:

	March 31,	December 31,
	2016	2015
	(In Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$113,364	$118,133
Commercial real estate	194,479	167,930
Real estate construction	15,673	22,958

Other loans:
Home equity	45,404	45,345
Consumer	14,229	14,641
Commercial	40,614	39,072

Total	423,763	408,079

Allowance for loan losses	(3,940)	(3,550)
Deferred loan fees, net	(882)	(795)
Total loans, net	$418,941	$403,734

Within the commercial real estate loan category above, $11,987,000 and $12,117,000 was guaranteed by the United States Department of Agriculture Rural Development, at March 31, 2016 and December 31, 2015, respectively. In addition, within the commercial loan category above, $1,878,000 and $1,917,000 were in loans originated through a syndication program where the business resides outside of Montana, at March 31, 2016, and December 31, 2015, respectively.

The following table includes information regarding nonperforming assets.

	March 31,	December 31,
	2016	2015
	(Dollars in Thousands)

Non-accrual loans	$1,580	$2,030
Accruing loans delinquent 90 days or more	710	472
Restructured loans, net	45	46
Total nonperforming loans	2,335	2,548
Real estate owned and other repossessed assets, net	606	595
Total nonperforming assets	$2,941	$3,143

Total non-performing assets as a percentage of total assets	0.46%	0.50%

Allowance for loan losses	$3,940	$3,550

Percent of allowance for loan losses to non-performing loans	168.74%	139.32%

Percent of allowance for loan losses to non-performing assets	133.97%	112.95%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

Allowance for loan losses activity was as follows:

	Three Months Ended
	March 31, 2016
	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, January 1, 2016	$911	$1,593	$184	$342	$66	$454	$3,550
Charge-offs	-	-	-	(7)	(24)	(32)	(63)
Recoveries	-	-	-	-	3	-	3
Provision	70	142	60	30	120	28	450
Ending balance, March 31, 2016	$981	$1,735	$244	$365	$165	$450	$3,940

Ending balance, March 31, 2016 allocated to
loans individually evaluated for impairment	$-	$-	$-	$-	$76	$5	$81

Ending balance, March 31, 2016 allocated to
loans collectively evaluated for impairment	$981	$1,735	$244	$365	$89	$445	$3,859

Loans receivable:
Ending balance, March 31, 2016	$113,364	$194,479	$15,673	$45,404	$14,229	$40,614	$423,763

Ending balance, March 31, 2016 of loans
individually evaluated for impairment	$605	$658	$-	$265	$92	$5	$1,625

Ending balance, March 31, 2016 of loans
collectively evaluated for impairment	$112,759	$193,821	$15,673	$45,139	$14,137	$40,609	$422,138

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

	Three Months Ended
	March 31, 2015
	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, January 1, 2015	$684	$1,098	$35	$270	$46	$317	$2,450
Charge-offs	(137)	-	-	-	(11)	-	(148)
Recoveries	-	-	-	-	1	-	1
Provision	98	128	5	36	14	41	322
Ending balance, March 31, 2015	$645	$1,226	$40	$306	$50	$358	$2,625

Ending balance, March 31, 2015 allocated to
loans individually evaluated for impairment	$-	$-	$-	$-	$5	$-	$5

Ending balance, March 31, 2015 allocated to
loans collectively evaluated for impairment	$645	$1,226	$40	$306	$45	$358	$2,620

Loans receivable:
Ending balance, March 31, 2015	$105,428	$130,374	$10,313	$40,312	$13,664	$36,877	$336,968

Ending balance, March 31, 2015 of loans
individually evaluated for impairment	$648	$-	$-	$224	$53	$566	$1,491

Ending balance, March 31, 2015 of loans
collectively evaluated for impairment	$104,780	$130,374	$10,313	$40,088	$13,611	$36,311	$335,477

The Company utilizes a 5 point internal loan rating system, largely based on regulatory classifications, for 1-4 family real estate, commercial real estate, construction, home equity and commercial loans as follows:

Loans rated Pass – Loans that are considered to be protected by the current net worth and paying capacity of the obligor, or by the value of the asset or the underlying collateral.

Loans rated Special Mention –Loans that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset at some future date.

Loans rated Substandard – Loans that are inadequately protected by the current net worth and paying capacity of the obligor of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Loans rated Doubtful – Loans that have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans rated Loss – Loans that are considered uncollectible and of such little value that their continuance as assets without establishment of a specific reserve is not warranted. This classification does not mean that an asset has absolutely no recovery or salvage value, but, rather, that it is not practical or desirable to defer writing off a basically worthless asset even though practical recovery may be affected in the future.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

On an annual basis, or more often if needed, the Company formally reviews the ratings of all commercial real estate, construction, and commercial business loans that have a principal balance of $750,000 or more. Quarterly, the Company reviews the rating of any consumer loan, broadly defined, that is delinquent 90 days or more. Likewise, quarterly, the Company reviews the rating of any commercial loan, broadly defined, that is delinquent 60 days or more. Annually, the Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process.

Internal classification of the loan portfolio was as follows:

	March 31, 2016
	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Grade:
Pass	$111,955	$193,438	$14,875	$45,035	$14,118	$40,202	$419,623
Special mention	-	-	-	-	-	46	46
Substandard	1,409	1,041	798	287	32	294	3,861
Doubtful	-	-	-	82	3	67	152
Loss	-	-	-	-	76	5	81
Total	$113,364	$194,479	$15,673	$45,404	$14,229	$40,614	$423,763

Credit risk profile based on payment activity
Performing	$112,538	$193,817	$15,409	$45,059	$14,137	$40,468	$421,428
Restructured loans	-	-	-	45	-	-	45
Nonperforming	826	662	264	300	92	146	2,290
Total	$113,364	$194,479	$15,673	$45,404	$14,229	$40,614	$423,763

	December 31, 2015
	Residential
	Mortgage	Commercial		Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Grade:
Pass	$116,711	$167,263	$22,176	$45,100	$14,486	$38,675	$404,411
Special mention	-	-	-	-	-	-	-
Substandard	1,422	667	782	156	140	367	3,534
Doubtful	-	-	-	82	4	-	86
Loss	-	-	-	7	11	30	48
Total	$118,133	$167,930	$22,958	$45,345	$14,641	$39,072	$408,079

Credit risk profile based on payment activity
Performing	$117,182	$167,259	$22,711	$45,138	$14,496	$38,745	$405,531
Restructured loans	-	-	-	46	-	-	46
Nonperforming	951	671	247	161	145	327	2,502
Total	$118,133	$167,930	$22,958	$45,345	$14,641	$39,072	$408,079

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables include information regarding delinquencies within the loan portfolio.

	March 31, 2016
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	> 90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
	(In Thousands)
Residential mortgage (1-4 family)	$1,988	$826	$2,814	$110,550	$113,364	$221
Commercial real estate	869	662	1,531	192,948	194,479	4
Real estate construction	1,183	264	1,447	14,226	15,673	264
Home equity	474	300	774	44,630	45,404	80
Consumer	205	92	297	13,932	14,229	-
Commercial	445	146	591	40,023	40,614	141
Total	$5,164	$2,290	$7,454	$416,309	$423,763	$710

	December 31, 2015
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
	(In Thousands)
Residential mortgage (1-4 family)	$1,163	$951	$2,114	$116,019	$118,133	$221
Commercial real estate	177	671	848	167,082	167,930	4
Real estate construction	662	247	909	22,049	22,958	247
Home equity	319	161	480	44,865	45,345	-
Consumer	184	145	329	14,312	14,641	-
Commercial	173	327	500	38,572	39,072	-
Total	$2,678	$2,502	$5,180	$402,899	$408,079	$472

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables include information regarding impaired loans.

	March 31, 2016
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
With no related allowance:
Residential mortgage (1-4 family)	$605	$607	$-
Commercial real estate	658	667	-
Construction	-	-	-
Home equity	265	299	-
Consumer	16	16	-
Commercial	-	-	-

With a related allowance:
Residential mortgage (1-4 family)	-	-	-
Commercial real estate	-	-	-
Construction	-	-	-
Home equity	-	-	-
Consumer	76	76	76
Commercial	5	5	5

Total:
Residential mortgage (1-4 family)	605	607	-
Commercial real estate	658	667	-
Construction	-	-	-
Home equity	265	299	-
Consumer	92	92	76
Commercial	5	5	5
Total	$1,625	$1,670	$81

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

	December 31, 2015
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
With no related allowance:
Residential mortgage (1-4 family)	$730	$730	$-
Commercial real estate	667	667	-
Construction	-	-	-
Home equity	200	234	-
Consumer	134	134	-
Commercial	297	297	-

With a related allowance:
Residential mortgage (1-4 family)	-	-	-
Commercial real estate	-	-	-
Construction	-	-	-
Home equity	7	7	7
Consumer	11	11	11
Commercial	30	30	30

Total:
Residential mortgage (1-4 family)	730	730	-
Commercial real estate	667	667	-
Construction	-	-	-
Home equity	207	241	7
Consumer	145	145	11
Commercial	327	327	30
Total	$2,076	$2,110	$48

	Three Months Ended
	March 31,
	2016	2015
	Average Recorded Investment
	(In Thousands)

Residential mortgage (1-4 family)	$668	$1,060
Commercial real estate	662	-
Construction	-	-
Home equity	236	276
Consumer	119	54
Commercial	166	398
Total	$1,851	$1,788

Interest income recognized on impaired loans for the three months ended March 31, 2016 and 2015 are considered insignificant.

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

As of March 31, 2016, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under ASC Subtopic 310-10-35 was $45,000 (ASC Subtopic 310-40-65-1(b)), and there was no allowance for credit losses associated with these receivables, on the basis of a current evaluation of loss (310-40-65-1(b)). There was $34,000 charged-off at the time of restructure related to these receivables.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. TROUBLED DEBT RESTRUCTURINGS - continued

The following tables present troubled debt restructurings.

March 31, 2016
	Accrual	Non-Accrual	Total
	Status	Status	Modification
(In Thousands)
Residential mortgage (1-4 family)	$-	$-	$-
Commercial real estate	-	-	-
Real estate construction	-	-	-
Home equity	45	-	45
Consumer	-	-	-
Commercial	-	-	-
Total	$45	$-	$45

December 31, 2015
	Accrual	Non-Accrual	Total
	Status	Status	Modification
(In Thousands)
Residential mortgage (1-4 family)	$-	$-	$-
Commercial real estate	-	-	-
Real estate construction	-	-	-
Home equity	46	-	46
Consumer	-	-	-
Commercial	-	-	-
Total	$46	$-	$46

The Bank’s policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Bank’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

During the three months ended March 31, 2016 and 2015, there were no new restructured loans.

There were no loans modified as a troubled debt restructured loan within the previous three months for which there was a payment default during the three months ended March 31, 2016.

A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral. As of March 31, 2016 and December 31, 2015, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. DEPOSITS

Deposits are summarized as follows:

	March 31,	December 31,
	2016	2015
	(In Thousands)

Noninterest checking	$90,308	$77,031
Interest bearing checking	86,373	87,350
Savings	74,538	71,474
Money market	91,560	94,880
Time certificates of deposit	151,406	152,447
Total	$494,185	$483,182

NOTE 6. SUBORDINATED DEBENTURES

Subordinated debentures consisted of the following:

	March 31, 2016		December 31, 2015
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)
Subordinated debentures:
Variable at 3-Month Libor plus 1.42%, due 2035	$5,155	$-	$5,155	$-
Fixed at 6.75%, due 2025	10,000	(201)	10,000	(206)
Total	$15,155	$(201)	$15,155	$(206)

In June 2015, the Company completed the issuance of $10,000,000 in aggregate principal amount of subordinated notes due in 2025 in a private placement transaction to an institutional accredited investor. The notes will bear interest at an annual fixed rate of 6.75% and interest will be paid quarterly through maturity date or earlier redemption.

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to Eagle Bancorp Statutory Trust I (“the Trust”). The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at 3-Month LIBOR plus 1.42%, making the rate 2.049% and 2.033% as of March 31, 2016 and December 31, 2015, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date.

NOTE 7. EARNINGS PER SHARE

Basic earnings per share for the three months ended March 31, 2016 was computed using 3,779,464 weighted average shares outstanding. Basic earnings per share for the three months ended March 31, 2015 was computed using 3,844,617 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations was 3,873,171 for the three months ended March 31, 2016 and 3,881,872 for the three months ended March 31, 2015.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. DIVIDENDS AND STOCK REPURCHASE PROGRAM

For the year ended December 31, 2015, Eagle paid dividends of $0.075 per share for the quarters ended March 31 and June 30, 2015. Eagle paid dividends of $0.0775 per share for the quarters ended September 30 and December 31, 2015. A dividend of $0.0775 per share was declared on January 21, 2016, and paid March 4, 2016 to shareholders of record on February 12, 2016. A dividend of $0.0775 per share was declared on April 28, 2016, payable on June 3, 2016 to shareholders of record on May 13, 2016.

On July 23, 2015, the Board of Directors authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations.  During the three months ended December 31, 2015, 15,000 shares were purchased at an average price of $11.75 per share. During the three months ended September 30, 2015, 46,065 shares were purchased at an average price of $11.47 per share. The plan expires on July 23, 2016, and 38,935 shares remain available for purchase under this plan.

On July 1, 2014, the Company announced that its Board authorized the repurchase of up to 200,000 shares of its common stock. Under this plan, shares could be purchased on the open market or in privately negotiated transactions. Under this plan, 55,800 shares were purchased at an average price of $11.03 per share during the six months ended June 30, 2015. In addition, under this plan, 55,000 shares were purchased at an average price of $10.66 per share during the six month transition period ended December 31, 2014. The plan expired on June 30, 2015.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

	Unrealized	Unrealized
	Gains (Losses)	(Losses) Gains
	on Derivatives	on Investment
	Designated as	Securities
	Cash Flow Hedges	Available-for-Sale	Total

Balance, January 1, 2016	$376	$(124)	$252
Other comprehensive income before,
reclassifications and income taxes	636	1,127	1,763
Amounts reclassified from accumulated other
comprehensive income (loss), before income taxes	(635)	-	(635)
Income tax expense	-	(460)	(460)
Total other comprehensive income	1	667	668
Balance, March 31, 2016	$377	$543	$920

Balance, January 1, 2015	$294	$(509)	$(215)
Other comprehensive income before,
reclassifications and income taxes	529	1,495	2,024
Amounts reclassified from accumulated other
comprehensive income (loss), before income taxes	(496)	(186)	(682)
Income tax expense	(13)	(534)	(547)
Total other comprehensive income	20	775	795
Balance, March 31, 2015	$314	$266	$580

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. The Company entered into an interest rate swap agreement on August 27, 2010 with a third party to manage interest rate risk associated with a fixed-rate loan. The interest rate swap agreement effectively converted the loan’s fixed rate into a variable rate. The derivatives and hedging accounting (ASC Subtopic 815-10) requires that the Company recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with this guidance, the Company designated the interest rate swap on this fixed-rate loan as a fair value hedge.

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

The hedge documentation specifies the terms of the hedged item and the interest rate swap. The documentation also indicates the derivative is hedging a fixed-rate item, the hedge exposure is to the changes in the fair value of the hedged item and the strategy is to eliminate fair value variability by converting fixed-rate interest payments to variable-rate interest payments.

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

The fixed rate loan hedged had an original maturity of 20 years and was not callable. This loan was hedged with a “pay fixed rate, receive variable rate” swap with a similar notional amount, maturity and fixed rate coupons. The swap is not callable. At December 31, 2014, the loan had an outstanding principal balance of $10,641,000 and the interest rate swap had a notional value of $10,673,000.

At December 31, 2014, the interest rate swap on the fixed-rate loan was ineffective. The Bank recorded a loss of $317,000 in noninterest income during the quarter ended December 31, 2014 related to the ineffectiveness. The interest rate swap was terminated during the quarter ended March 31, 2015. The Bank recorded a loss of $93,000 in noninterest income during the quarter ended March 31, 2015 related to the swap termination. The loan fair value adjustment of $138,000 at March 31, 2015 will be amortized over the remaining life of the loan which matures September 1, 2030. The remaining balance was $129,000 at March 31, 2016.

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amount of interest rate lock commitments was $33,441,000 and $24,378,000 at March 31, 2016 and December 31, 2015, respectively.

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

The fair value hierarchy is as follows:

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date, or convert to cash in the short term.

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Inputs – Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

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
	March 31, 2016
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial Assets:
Available-for-sale securities
U.S. government and agency	$-	$10,024	$-	$10,024
Municipal obligations	-	66,703	-	66,703
Corporate obligations	-	9,372	-	9,372
MBSs - government-backed	-	33,373	-	33,373
CMOs - government backed	-	25,598	-	25,598
Loans held-for-sale	-	18,284	-	18,284

	December 31, 2015
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial Assets:
Available-for-sale securities
U.S. government and agency	$-	$10,615	$-	$10,615
Municipal obligations	-	67,069	-	67,069
Corporate obligations	-	9,450	-	9,450
MBSs - government-backed	-	32,735	-	32,735
CMOs - government backed	-	25,869	-	25,869
Loans held-for-sale	-	18,702	-	18,702

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

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2016
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$1,544	$1,544
Repossessed assets	-	-	606	606

	December 31, 2015
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$2,028	$2,028
Repossessed assets	-	-	595	595

As of March 31, 2016, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $1,625,000 were reduced by specific valuation allowance allocations totaling $81,000 to a total reported fair value of $1,544,000 based on collateral valuations utilizing Level 3 valuation inputs.

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

	Fair Value at		Principal	Significant	Range of
	March 31,	December 31,	Valuation	Unobservable	Signficant Input
Instrument	2016	2015	Technique	Inputs	Values
(Dollars In Thousands)

			Appraisal of	Appraisal
Impaired loans	$1,544	$2,028	collateral (1)	adjustments	10-30%

			Appraisal of	Liquidation
Repossessed Assets	$606	$595	collateral (1)(3)	expenses (2)	10-30%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable, less associated allowance.
(2)
Appraisals may be adjusted for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. FAIR VALUE DISCLOSURES - continued

FASB ASC Topic 825 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. Below is a table that summarizes the fair market values of all financial instruments of the Company at March 31, 2016 and December 31, 2015, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

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

	March 31, 2016
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$6,613	$-	$-	$6,613	$6,613
Federal Home Loan Bank stock	3,564	-	-	3,564	3,564
Federal Reserve Bank stock	871	-	-	871	871
Loans receivable, net	-	-	425,828	425,828	417,397
Accrued interest and dividends
receivable	2,213	-	-	2,213	2,213
Mortgage servicing rights	-	-	6,255	6,255	4,988
Cash surrender value of life insurance	12,598	-	-	12,598	12,598
Financial Liabilities:
Non-maturing interest bearing deposits	-	252,471	-	252,471	252,471
Noninterest bearing deposits	90,308	-	-	90,308	90,308
Time certificates of deposit	-	-	151,800	151,800	151,406
Accrued expenses and other liabilities	5,933	-	-	5,933	5,933
Federal Home Loan Bank advances
and other borrowings	-	-	71,482	71,482	71,204
Subordinated debentures	-	-	14,690	14,690	15,155
Off-balance-sheet instruments	-
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. FAIR VALUE DISCLOSURES – continued

	December 31, 2015
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$7,438	$-	$-	$7,438	$7,438
Federal Home Loan Bank stock	3,397	-	-	3,397	3,397
Federal Reserve Bank stock	887	-	-	887	887
Loans receivable, net	-	-	408,414	408,414	401,706
Accrued interest and dividends
receivable	2,278	-	-	2,278	2,278
Mortgage servicing rights	-	-	6,452	6,452	4,968
Cash surrender value of life insurance	12,514	-	-	12,514	12,514
Financial Liabilities:
Non-maturing interest bearing deposits	-	253,704	-	253,704	253,704
Noninterest bearing deposits	77,031	-	-	77,031	77,031
Time certificates of deposit	-	-	152,691	152,691	152,447
Accrued expenses and other liabilities	4,050	-	-	4,050	4,050
Federal Home Loan Bank advances
and other borrowings	-	-	72,811	72,811	72,716
Subordinated debentures			14,306	14,306	15,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

The following methods and assumptions were used by the Company in estimating the fair value of the following classes of financial instruments. However, the Form 10-K for the year ended December 31, 2015 provides additional description of valuation methodologies used in estimating fair value of these financial instruments.

Cash, interest-bearing accounts, accrued interest and dividend receivable and accrued expenses and other liabilities – The carrying amounts approximate fair value due to the relatively short period of time between the origination of these instruments and their expected realization.

Stock in the Federal Home Loan Bank of Des Moines (“FHLB”) and Federal Reserve Bank (“FRB”) – The fair value of stock approximates redemption value.

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

Mortgage servicing rights – the fair value of servicing rights was determined using discount rates ranging from approximately 10.00% to 12.00%, prepayment speeds ranging from approximately 105.00% to 369.00% PSA, depending on stratification of the specific right. The fair value was also adjusted for the effect of potential past dues and foreclosures.

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

Advances from the FHLB & Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective March 31, 2016 and December 31, 2015, respectively if the borrowings repriced according to their stated terms.

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

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendment has a number of provisions including the requirements that public business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, a separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans receivables), and eliminating the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.  The amendment is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company is evaluating the potential impact of the amendment on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842) intended to improve financial reporting regarding leasing transactions. The new standard affects all companies and organizations that lease assets.  The standard will require organizations to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases if the lease terms are more than 12 months. The guidance also will require qualitative and quantitative disclosures providing additional information about the amounts recorded in the financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the potential impact of the amendment on the Company’s financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

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

The Bank has a strong mortgage lending focus, with a large portion of its loan originations represented by single-family residential mortgages, which has enabled it to successfully market home equity loans, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.). In recent years, the Bank has also focused on adding commercial loans to its portfolio, both real estate and non-real estate. We have made significant progress in this initiative. The purpose of this diversification is to mitigate the Bank’s dependence on the residential mortgage market, as well as to improve its ability to manage its spread. The Bank’s management recognizes that fee income will also enable it to be less dependent on specialized lending and it now maintains a significant loan serviced portfolio which provides a steady source of fee income. Fee income is also supplemented with fees generated from the Bank’s deposit accounts. The Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread. Non-maturity deposits and certificates of deposits do not automatically reprice as interest rates rise. Gain on sale of loans also provides significant noninterest income in periods of high mortgage loan origination volumes. Such income will be adversely affected in periods of lower mortgage activity.

In recent years, management’s focus has been on improving the Bank’s core earnings. Core earnings can be described as income before taxes, with the exclusion of gain on sale of loans and adjustments to the market value of the Bank’s loan servicing portfolio. Management believes that the Bank will need to continue to focus on increasing net interest margin, other areas of fee income and control of operating expenses to achieve earnings growth going forward. Management’s strategy of growing the bank’s loan portfolio and deposit base is expected to help achieve these goals as follows: loans typically earn higher rates of return than investments; a larger deposit base should yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs. The biggest challenge to the strategy is funding the growth of the Bank’s balance sheet in an efficient manner. Though deposit growth has been steady, it may become more difficult to maintain due to significant competition and possible reduced customer demand for deposits as customers may shift into other asset classes.

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee (“FOMC”) changed the federal funds target rate from 0.25% to 0.50% in December 2015. The rate which remained at 0.50% during the three months ended March 31, 2016.

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

The Bank completed a core systems conversion during the year ended December 31, 2015.  Future cost savings are anticipated due to the core systems conversion.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between March 31, 2016 and December 31, 2015.

Total assets were $642.97 million at March 31, 2016, an increase of $12.62 million, or 2.0%, from $630.35 million at December 31, 2015. The increase was largely due to the change in loans receivable. Loans receivable increased by $15.21 million, or 3.8%, to $418.94 million at March 31, 2016, from $403.73 million at December 31, 2015. Total liabilities were $586.28 million at March 31, 2016, an increase of $11.38 million, or 2.0%, from $574.90 million at December 31, 2015. The increase was primarily due to the change in deposits. Total deposits increased by $11.01 million, or 2.3%, to $494.19 million at March 31, 2016, from $483.18 million at December 31, 2015.

Balance Sheet Details

Investment Securities

The following table summarizes investment securities:

	March 31,		December 31,
	2016		2015
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency	$10,024	6.66%	$10,615	7.03%
Municipal obligations	66,703	44.32%	67,069	44.42%
Corporate obligations	9,372	6.23%	9,450	6.26%
MBSs - government-backed	33,373	22.18%	32,735	21.68%
CMOs - government-backed	25,598	17.01%	25,869	17.13%

Total securities available-for-sale	145,070	96.40%	145,738	96.52%

Interest-bearing deposits	993	0.66%	970	0.64%

FHLB capital stock, at cost	3,564	2.36%	3,397	2.25%

FRB capital stock, at cost	871	0.58%	887	0.59%

Total	$150,498	100.00%	$150,992	100.00%

Securities available-for-sale were $145.07 million at March, 31, 2016, a decrease of $668,000, or 0.5%, from $145.74 million at December 31, 2015. All categories of securities available-for-sale securities decreased slightly during the period with the exception of MBSs. MBSs increased slightly primarily due to a security purchase during the quarter ended March 31, 2016.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	March 31,		December 31,
	2016		2015
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential mortgage
(1-4 family) (1)	$113,364	26.75%	$118,133	28.95%
Commercial real estate	194,479	45.89%	167,930	41.15%
Real estate construction	15,673	3.70%	22,958	5.63%
Total real estate loans	323,516	76.34%	309,021	75.73%

Other loans:
Home equity	45,404	10.72%	45,345	11.11%
Consumer	14,229	3.36%	14,641	3.59%
Commercial	40,614	9.58%	39,072	9.57%
Total other loans	100,247	23.66%	99,058	24.27%

Total loans	423,763	100.00%	408,079	100.00%

Deferred loan fees	882		795
Allowance for loan losses	3,940		3,550

Total loans, net	$418,941		$403,734

(1) Excludes loans held-for-sale.

Loans receivable increased $15.21 million to $418.94 million at March 31, 2016. The increase was largely due to an increase in commercial real estate loans of $26.55 million. The increase was partially offset by decreases in residential mortgage loans of $4.77 million and construction loans of $7.29 million. Total loan originations were $84.18 million for the three months ended March 31, 2016, with single family mortgages accounting for $55.81 million of the total. Commercial real estate and land loan originations were $21.63 million. Consumer loan originations were $1.47 million and home equity originations were $75,000. Commercial loans originations were $5.19 million, with none originating from loan syndication programs with borrowers residing outside of Montana. Loans held-for-sale decreased slightly by $418,000, to $18.28 million at March 31, 2016 from $18.70 million at December 31, 2015.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. As of March 31, 2016, the Bank had $595,000 of real estate owned.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities – continued

The following table sets forth information regarding nonperforming assets:

	March 31,	December 31,
	2016	2015
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential mortgage (1-4 family)	$605	$730
Commercial real estate	658	667
Other loans:
Home equity	220	161
Consumer	92	145
Commercial	5	327
Accruing loans delinquent 90 days or more
Real estate loans:
Residential mortgage (1-4 family)	221	221
Commercial real estate	4	4
Real estate construction	264	247
Other loans:
Home equity	80	-
Commercial	141	-
Restructured loans:
Other loans:
Home equity	45	46
Total nonperforming loans	2,335	2,548
Real estate owned and other repossed property, net	606	595
Total nonperforming assets	$2,941	$3,143

Total nonperforming loans to total loans	0.55%	0.63%
Total nonperforming loans to total assets	0.36%	0.40%
Total allowance for loan loss to nonperforming loans	168.74%	139.32%
Total nonperforming assets to total assets	0.46%	0.50%

Nonperforming loans decreased in the quarter ended March 31, 2016 largely due to one commercial loan being paid off.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	March 31,		December 31,
	2016		2015

		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$90,308	18.27%	$77,031	15.94%
Interest bearing checking	86,373	17.48%	87,350	18.08%
Savings	74,538	15.08%	71,474	14.79%
Money market accounts	91,560	18.53%	94,880	19.64%
Total	342,779	69.36%	330,735	68.45%
Certificates of deposit accounts:
IRA certificates	32,853	6.65%	33,262	6.88%
Brokered certificates	7,071	1.43%	7,071	1.46%
Other certificates	111,482	22.56%	112,114	23.21%
Total certificates of deposit	151,406	30.64%	152,447	31.55%
Total deposits	$494,185	100.00%	$483,182	100.00%

Deposits. Deposits increased $11.01 million, or 2.3%, to $494.19 million at March 31, 2016 from $483.18 million at December 31, 2015. The increase was largely due to an increase in noninterest checking of $13.28 million. Savings also increased by $3.06 million. Money market accounts decreased $3.32 million.  Interest bearing checking and certificates of deposit decreased slightly from December 31, 2015 to March 31, 2016.

Borrowings. Advances from the Federal Home Loan Bank (“FHLB”) and other borrowings decreased slightly by $1.52 million, or 2.1%, to $71.20 million at March 31, 2016 from $72.72 million at December 31, 2015.

Shareholders’ Equity

Total shareholders’ equity increased $1.25 million, or 2.3%, to $56.70 million at March 31, 2016 from $55.45 million at December 31, 2015. This was a result of an increase in accumulated other comprehensive income of $668,000 mainly due to an increase in net unrealized gains on securities available-for-sale and net income of $823,000, partially offset by dividends paid of $293,000.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

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

	For the Three Months Ended March 31,
		2016			2015
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(3)	Balance	Dividends	Cost(3)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
FHLB and FRB stock	$4,579	$31	2.71%	$2,609	$-	0.00%
Loans receivable, net(1)	428,408	5,063	4.73%	339,006	3,962	4.68%
Investment securities	145,708	747	2.05%	157,505	759	1.93%
Other earning assets	2,899	3	0.41%	4,774	3	0.23%
Total interest-earning assets	581,594	5,844	4.02%	503,894	4,724	3.75%
Noninterest-earning assets	50,404			47,086
Total assets	$631,998			$550,980

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Money market	$93,016	$27	0.12%	$93,277	$25	0.11%
Savings	70,507	7	0.04%	64,228	7	0.04%
Checking	87,297	7	0.03%	75,470	6	0.03%
Certificates of deposit	151,690	314	0.83%	149,319	299	0.80%
Advances from FHLB and other
borrowings including subordinated debt	89,345	395	1.77%	47,697	164	1.38%
Total interest-bearing liabilities	491,855	750	0.61%	429,991	501	0.47%
Noninterest checking	77,746			63,360
Other noninterest-bearing liabilities	5,630			2,782
Total liabilities	575,231			496,133

Total equity	56,767			54,847

Total liabilities and equity	$631,998			$550,980
Net interest income/interest rate spread(2)		$5,094	3.41%		$4,223	3.28%

Net interest margin(3)			3.50%			3.35%
Total interest-earning assets to interest-bearing liabilities			118.25%			117.19%

(1)	Includes loans held-for-sale.
(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(3)	Net interest margin represents income before the provision for loan losses divided by average interest-earning assets.
(4)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

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

	For the Three Months Ended March 31,
		2016			2015
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
FHLB and FRB stock	$1	$30	$31	$-	$-	$-
Loans receivable, net	1,045	56	1,101	947	(239)	708
Investment securities	(57)	45	(12)	(211)	(96)	(307)
Other earning assets	(1)	1	-	-	2	2
Total interest earning assets	988	132	1,120	736	(333)	403

Interest-bearing liabilities:
Savings, money market and
checking accounts	2	1	3	2	(8)	(6)
Certificates of deposit	4	11	15	(11)	25	14
Advances from FHLB and other borrowings
including subordinated debentures	144	87	231	104	(113)	(9)
Total interest-bearing liabilities	150	99	249	95	(96)	(1)

Change in net interest income	$838	$33	$871	$641	$(237)	$404

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Net Income. Eagle’s net income for the three months ended March 31, 2016 was $823,000 compared to $386,000 for the three months ended March 31, 2015. This increase of $437,000, or 113.2%, was primarily due to an increase in net interest income after loan loss provision of $743,000, partially offset by an increase in noninterest expense of $187,000 and an increase in income tax expense of $116,000. Basic and diluted earnings per share were $0.22 and $0.21, respectively, for the current period. Basic and diluted earnings per share were $0.10 per share for the prior year comparable period.

Net Interest Income. Net interest income increased to $5.09 million for the three months ended March 31, 2016, from $4.22 million for the same quarter in the prior year. This increase of $871,000, or 20.6%, was primarily the result of an increase in interest and dividend income, partially offset by an increase in interest expense of $249,000.

Interest and Dividend Income. Interest and dividend income was $5.84 million for the quarter ended March 31, 2016, compared to $4.72 million for the quarter ended March 31, 2015, an increase of $1.12 million, or 23.7%. Interest and fees on loans increased to $5.06 million for the three months ended March 31, 2016 from $3.96 million for the same period ended March 31, 2015. This increase of $1.10 million, or 27.8%, was due to an increase in the average balance of loans, as well as a slight increase in the average yield of loans for the quarter ended March 31, 2016. Average balances for loans receivable, net, including loans held-for-sale, for the quarter ended March 31, 2016 were $428.41 million, compared to $339.01 million for the prior year period. This represents an increase of $89.40 million, or 26.4%. The average interest rate earned on loans receivable increased by 5 basis points, from 4.68% for the three months ended March 31, 2015, to 4.73% for the three months ended March 31, 2016. Interest and dividends on investment securities available-for-sale decreased slightly by $12,000 or 1.6% for the three months ended March 31, 2016. Average balances for investments decreased to $145.71 million for the three months ended March 31, 2016, from $157.51 million for the three months ended March 31, 2015. However, average interest rates earned on investments increased slightly from to 1.93% for the three months ended March 31, 2015, to 2.05% for the three months ended March 31, 2016.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2016 and 2015 – continued

Interest Expense. Total interest expense for the three months ended March 31, 2016 was $750,000 compared to $501,000 for the three months ended March 31, 2015. The increase of $249,000, or 49.7%, was largely attributable to an increase in interest expense on FHLB advances and other borrowings and subordinated debentures. In June 2015, the Company completed the issuance of $10.00 million in aggregate principal amount of subordinated notes due in 2025 in a private placement transaction to an institutional accredited investor. The average borrowing balance increased from $47.70 million for the three months ended March 31, 2015 to $89.35 million for the three months ended March 31, 20016. The average rate paid increased from 1.38% for the three months ended March 31, 2015, to 1.77% for the three months ended March 31, 2016. The slight increase in interest on deposits is due to higher overall average balances for interest-bearing deposits. The overall average rate on interest-bearing deposits was consistent with the prior year quarter.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank and past due loans in the portfolio. The Bank’s policies require a review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. The Bank recorded $450,000 in provision for loan losses for the three months ended March 31, 2016 and $322,000 for the three months ended March 31, 2015. The provision for loan losses has been increased to keep pace with increasing loan production that is fueling loan growth. Total nonperforming loans, including restructured loans, was $2.34 million at March 31, 2016. The Bank currently has $606,000 in foreclosed real estate property and other repossessed property.

Noninterest Income. Total noninterest income was comparable period over period. Net gain on sale of loans increased $87,000 for the three months ended March 31, 2016 compared to the same quarter in the prior year. Interchange and ATM fees also increased $76,000 for the three months ended March 31, 2016 compared to the same quarter in the prior year. A net loss on the fair value hedge interest rate swap of $93,000 was recorded during the three months ended March 31, 2015. The interest rate swap was terminated in the quarter ended March 31, 2015. These increases were offset by a decrease in net gain on sale of available-for-sale securities of $186,000.

Noninterest Expense. Noninterest expense was $6.55 million for the three months ended March 31, 2016 compared to $6.36 million for the three months ended March 31, 2015. The increase of $187,000, or 2.9%, is primarily due to an increase in salaries and employee benefits expenses of $311,000, partially offset by a decrease in consulting fees. The increase in salaries expense is due to higher mortgage commissions for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015.

Income Tax Expense. Our income tax expense was $152,000 for the three months ended March 31, 2016, compared to $36,000 for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016 was 15.6%. Tax free municipal bond income and Bank owned life insurance income contribute to the lower effective tax rates. The effective tax rate is further reduced by a tax credit investment entered into by the Company in fiscal year 2013. The Bank made an investment in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over an estimated seven-year credit allowance period.

Liquidity and Capital Resources

Liquidity

The Bank is required to maintain minimum levels of liquid assets as defined by the Montana Division of Banking and Federal Reserve Bank (“FRB”) regulations. The liquidity requirement is retained for safety and soundness purposes, and appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of both March 31, 2016 and December 31, 2015.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources – continued

Liquidity – continued

The Bank’s primary sources of funds are deposits, repayment of loans and mortgage-backed and collateralized mortgage obligation securities, maturities of investments, funds provided from operations, and advances from the FHLB of Des Moines and other borrowings. Scheduled repayments of loans and mortgage-backed and collateralized mortgage obligation securities and maturities of investment securities are generally predictable. However, other sources of funds, such as deposit flows and loan prepayments, can be greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses liquidity resources principally to fund existing and future loan commitments. It also uses them to fund maturing certificates of deposit, demand deposit withdrawals and to invest in other loans and investments, maintain liquidity and meet operating expenses.

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on commitments to make loans and management’s assessment of the Bank’s ability to generate funds.

Capital Resources

As of February 29, 2016 (the most recent report available for March 31, 2016), the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 2.6% compared to a decrease of 1.8% as of November 30, 2015 (the most recent report available for December 31, 2015). The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

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

The Banks’s Tier I leverage ratio, as measured under State of Montana and FRB rules, decreased slightly from 9.36% as of December 31, 2015 to 9.29% as of March 31, 2016. The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

As of March 31, 2016, the Bank’s regulatory capital was in excess of all applicable regulatory requirements. As of March 31, 2016, the Bank’s total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios were 13.72%, 12.85%, 12.85% and 9.29%, respectively, compared to regulatory requirements of 8.0%, 6.0%, 4.5% and 4.0%, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources – continued

Capital Resources – continued

	March 31, 2016
	(Unaudited)
	Dollar	% of
	Amount	Assets
	(Dollars in Thousands)
Total risk-based capital to risk weighted assets:
Capital level	$61,581	13.72%
Requirement	35,898	8.00
Excess	$25,683	5.72%

Tier I capital to risk weighted assets:
Capital level	$57,641	12.85%
Requirement	26,923	6.00
Excess	$30,718	6.85%

Common equity tier I capital to risk weighted assets:
Capital level	$57,641	12.85%
Requirement	20,192	4.50
Excess	$37,449	8.35%

Tier I capital to adjusted total assets:
Capital level	$57,641	9.29%
Requirement	24,811	4.00
Excess	$32,830	5.29%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Rate Risk – continued

The Bank has established acceptable levels of interest rate risk as follows:  Projected net interest income over the next twelve months will not be reduced by more than 15.0% given a change in interest rates of up to 200 basis points (+ or -).

The following table includes the Banks’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of February 29, 2016		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	-0.47%	1.04%	-15.00%
-100	-1.49%	-6.23%	-15.00%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item has been omitted based on Eagle’s status as a smaller reporting company.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of March 31, 2016, our disclosure controls and procedures were effective. During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors.

There have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form  10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On July 23, 2015, the Board of Directors authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. The Company did not purchase any of its common stock during the three months ended March 31, 2016. During the three months ended December 31, 2015, 15,000 shares were purchased at an average price of $11.75 per share. During the three months ended September 30, 2015, 46,065 shares were purchased at an average price of $11.47 per share. The plan expires on July 23, 2016, and 38,935 shares remain available for purchase under this plan.

On July 1, 2014, the Company announced that its Board authorized the repurchase of up to 200,000 shares of its common stock. Under this plan, shares could be purchased on the open market or in privately negotiated transactions. Under this plan, 55,800 shares were purchased at an average price of $11.03 per share during the six months ended June 30, 2015. In addition, under this plan, 55,000 shares were purchased at an average price of $10.66 per share during the six month transition period ended December 31, 2014. The plan expired on June 30, 2015.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

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

EAGLE BANCORP MONTANA, INC.

Date: May 11, 2016	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: May 11, 2016	By:	/s/ Laura F. Clark
Laura F. Clark
Senior Vice President/CFO