Form 10-Q
period 2016-06-30
Eagle Bancorp Montana, Inc.
filed 2016-08-10
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2016

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
●

the Company’s ability to develop and maintain secure and reliable information technology systems, effectively defend itself against cyberattacks, or recover from breaches to its cybersecurity infrastructure;

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS:
Cash and due from banks	$5,579	$6,468
Interest bearing deposits in banks	844	970
Total cash and cash equivalents	6,423	7,438

Securities available-for-sale	140,449	145,738
Federal Home Loan Bank stock	3,735	3,397
Federal Reserve Bank stock	871	887
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	21,246	18,702
Loans receivable, net of deferred loan fees of $951 at June 30, 2016 and $795 at December 31, 2015 and allowance for loan losses of $4,260 at June 30, 2016 and $3,550 at December 31, 2015	439,668	403,734
Accrued interest and dividends receivable	2,274	2,278
Mortgage servicing rights, net	5,196	4,968
Premises and equipment, net	17,965	18,217
Cash surrender value of life insurance	14,683	12,514
Real estate and other repossessed assets acquired in settlement of loans, net	565	595
Goodwill	7,034	7,034
Core deposit intangible, net	449	514
Deferred tax asset, net	313	1,490
Other assets	2,310	2,686

Total assets	$663,336	$630,347

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	June 30, 2016	December 31, 2015
LIABILITIES:
Deposit accounts:
Noninterest bearing	$88,327	$77,031
Interest bearing	420,555	406,151
Total deposits	508,882	483,182

Accrued expenses and other liabilities	5,000	4,050
Federal Home Loan Bank advances and other borrowings	75,491	72,716
Subordinated debentures:
Principal amount	15,155	15,155
Unamortized debt issuance costs	(196)	(206)
Total subordinated debentures less unamortized debt issuance costs	14,959	14,949

Total liabilities	604,332	574,897

SHAREHOLDERS' EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 8,000,000 shares authorized; 4,083,127 shares issued; 3,779,464 shares outstanding at June 30, 2016 and December 31, 2015, respectively)	41	41
Additional paid-in capital	22,168	22,152
Unallocated common stock held by Employee Stock Ownership Plan	(891)	(975)
Treasury stock, at cost	(3,321)	(3,321)
Retained earnings	38,626	37,301
Net accumulated other comprehensive income	2,381	252
Total shareholders' equity	59,004	55,450

Total liabilities and shareholders' equity	$663,336	$630,347

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$4,955	$4,255	$9,792	$8,217
Securities available-for-sale	740	737	1,487	1,496
Federal Home Loan Bank and Federal Reserve Bank dividends	35	20	66	20
Interest on deposits in banks	1	1	1	1
Other interest income	-	2	3	5
Total interest and dividend income	5,731	5,015	11,349	9,739

INTEREST EXPENSE:
Deposits	381	356	736	693
Federal Home Loan Bank advances and other borrowings	212	128	413	271
Subordinated debentures	195	42	389	63
Total interest expense	788	526	1,538	1,027

NET INTEREST INCOME	4,943	4,489	9,811	8,712

Loan loss provision	459	328	909	650

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	4,484	4,161	8,902	8,062

NONINTEREST INCOME:
Service charges on deposit accounts	211	243	410	466
Net gain on sale of loans (includes $636 and $529 for the three months ended June 30, 2016 and 2015, respectively, and $1,271 and $1,025 for the six months ended June 30, 2016 and 2015, respectively, related to accumulated other comprehensive earnings reclassification)	2,438	1,856	4,156	3,487
Mortgage loan servicing fees	442	422	805	837
Wealth management income	159	111	295	296
Interchange and ATM fees	223	164	425	290
Appreciation in cash surrender value of life insurance	113	105	225	210
Net gain on sale of available-for-sale securities (includes $84 and $48 for the three months ended June 30, 2016 and 2015, respectively, and $84 and $234 for the six months ended June 30, 2016 and 2015, respectively, related to accumulated other comprehensive earnings reclassification)	84	48	84	234
Net gain (loss) on sale of real estate owned and other repossessed property	12	(1)	12	(2)
Net loss on fair value hedge	-	-	-	(93)
Other noninterest income	124	327	290	432
Total noninterest income	3,806	3,275	6,702	6,157

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NONINTEREST EXPENSE:
Salaries and employee benefits	3,916	3,639	7,606	7,018
Occupancy and equipment expense	671	733	1,460	1,469
Data processing	463	536	1,011	1,045
Advertising	150	174	338	393
Amortization of mortgage servicing rights	285	205	513	422
Amortization of core deposit intangible and tax credits	111	101	223	201
Federal insurance premiums	123	73	206	168
Postage	34	43	88	89
Legal, accounting and examination fees	61	133	159	289
Consulting fees	34	211	117	451
Other noninterest expense	838	624	1,513	1,288
Total noninterest expense	6,686	6,472	13,234	12,833

INCOME BEFORE INCOME TAXES	1,604	964	2,370	1,386

Income tax expense (includes $1,005 and ($1,147) for the three months ended June 30, 2016 and 2015, respectively, and $1,465 and ($600) for the six months ended June, 30, 2016 and 2015, respectively related to income tax expense (benefit) from reclassification items)	340	172	459	208

NET INCOME	$1,264	$792	$1,911	$1,178

BASIC EARNINGS PER SHARE	$0.34	$0.21	$0.51	$0.31

DILUTED EARNINGS PER SHARE	$0.32	$0.21	$0.49	$0.30

WEIGHTED AVERAGE SHARES OUTSTANDING
(BASIC EPS)	3,779,464	3,822,981	3,779,464	3,833,739

WEIGHTED AVERAGE SHARES OUTSTANDING
(DILUTED EPS)	3,873,171	3,860,236	3,873,171	3,870,994

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

NET INCOME	$1,264	$792	$1,911	$1,178

OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in fair value of investment securities available-for-sale, before income taxes	2,327	(2,698)	3,454	(1,203)
Reclassification for realized gains and losses on investment securities included in income, before income tax	(84)	(48)	(84)	(234)
Change in fair value of derivatives designated as cash flow hedges, before income taxes	859	462	1,495	991
Reclassification for realized gains on derivatives designated as cash flow hedges, before income taxes	(636)	(529)	(1,271)	(1,025)
Total other items of comprehensive income (loss)	2,466	(2,813)	3,594	(1,471)

Income tax (expense) benefit related to:
Investment securities	(914)	1,120	(1,374)	586
Derivatives designated as cash flow hedges	(91)	27	(91)	14
	(1,005)	1,147	(1,465)	600

COMPREHENSIVE INCOME (LOSS)	$2,725	$(874)	$4,040	$307

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Six Months Ended June 30, 2016 and 2015

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	PREFERRED STOCK	COMMON STOCK	PAID-IN CAPITAL	UNALLOCATED ESOP SHARES	TREASURY STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TOTAL

Balance at January 1, 2014	$-	$41	$22,122	$(1,141)	$(2,194)	$35,885	$(215)	$54,498

Net income						1,178		1,178

Other comprehensive loss							(871)	(871)

Dividends paid ($0.0750 per share)						(573)		(573)

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (8,308 shares)			7	84				91

Treasury stock purchased (55,800 shares at $11.03 average cost per share)					(616)			(616)

Balance at June 30, 2015	$-	$41	$22,129	$(1,057)	$(2,810)	$36,490	$(1,086)	$53,707

Balance at January 1, 2016	$-	$41	$22,152	$(975)	$(3,321)	$37,301	$252	$55,450

Net income						1,911		1,911

Other comprehensive income							2,129	2,129

Dividends paid ($0.0775 per share)						(586)		(586)

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (8,308 shares)			16	84				100

Balance at June 30, 2016	$-	$41	$22,168	$(891)	$(3,321)	$38,626	$2,381	$59,004

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,911	$1,178
Adjustments to reconcile net income to net cash provided by operating activities:
Loan loss provision	909	650
Depreciation	541	605
Net amortization of investment securities premium and discounts	983	1,033
Amortization of mortgage servicing rights	513	422
Amortization of core deposit intangible and tax credits	223	201
Deferred income tax benefit	(288)	(40)
Net gain on sale of loans	(4,156)	(3,487)
Net gain on sale of available-for-sale securities	(84)	(234)
Net (gain) loss on sale of real estate owned and other repossessed assets	(12)	2
Net loss on fair value hedge	-	93
Net loss (gain) on sale/disposal of premises and equipment	6	(304)
Net appreciation in cash surrender value of life insurance	(169)	(163)
Net change in:
Accrued interest and dividends receivable	4	(19)
Loans held-for-sale	1,836	3,856
Other assets	228	(1,404)
Accrued expenses and other liabilities	1,050	954
Net cash provided by operating activities	3,495	3,343

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	3,162	31,043
Maturities, principal payments and calls	6,129	6,008
Purchases	(1,531)	(26,266)
Federal Home Loan Bank stock purchased	(338)	(358)
Federal Reserve Bank stock redeemed	16	(1)
Loan origination and principal collection, net	(37,618)	(40,633)
Purchase of Bank owned life insurance	(2,000)	-
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	76	21
Proceeds from sale of premises and equipment	7	1,437
Additions to premises and equipment	(302)	(246)
Net cash used in investing activities	(32,399)	(28,995)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$25,700	$24,598
Net short-term advances (payments) on Federal Home Loan Bank and other borrowings	4,083	(17,220)
Long-term advances from Federal Home Loan Bank and other borrowings	5,000	13,000
Payments on long-term Federal Home Loan Bank and other borrowings	(6,308)	(7,162)
Proceeds from issuance of subordinated debentures	-	10,000
Payment for debt issuance costs	-	(150)
Dividends paid	(586)	(573)
Purchase of treasury stock, at cost	-	(616)
Net cash provided by financing activities	27,889	21,877

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,015)	(3,775)

CASH AND CASH EQUIVALENTS, beginning of period	7,438	12,502

CASH AND CASH EQUIVALENTS, end of period	$6,423	$8,727

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,554	$1,017

Cash paid during the period for income taxes	$590	$50

NON-CASH INVESTING ACTIVITIES:
Increase (decrease) in market value of securities available-for-sale	$3,370	$(1,437)

Mortgage servicing rights recognized	$741	$824

Loans transferred to real estate and other assets acquired in foreclosure	$34	$9

Employee Stock Ownership Plan shares released	$100	$91

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

The results of operations for the six month period ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle Bancorp Montana, Inc.’s (“the Company” or “Eagle”) Form 10-K for the year ended December 31, 2015.

Certain prior period amounts have been reclassified to conform to the presentation for 2016. These reclassifications had no impact on net income or total shareholders’ equity. Certain loan amounts were reclassified for prior periods to be consistent with loan category classification for June 30, 2016. Interchange and ATM fees and appreciation in cash surrender value of life insurance were previously included in other noninterest income on the Consolidated Statements of Income. These amounts were presented on their own lines for the three and six months ended June 30, 2016 and prior year amounts were reclassed to be consistent with the current year presentation.

The Company evaluated subsequent events for potential recognition and/or disclosure through August 10, 2016 the date the unaudited consolidated financial statements were issued.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As disclosed in the Company's Form 8-K, filed with the Securities and Exchange Commission on July 27, 2016, the Board of Directors (“the Board”) of Eagle determined that the Company had incorrectly reported interest income for the quarter ended March 31, 2016 included in the Company’s Form 10-Q for the first quarter of 2016. As a result, the Board concluded that the Company will restate the unaudited consolidated financial statements for the quarter ended March 31, 2016 and that previously issued unaudited consolidated financial statements included in the Company’s Form 10-Q for the first quarter of 2016 should no longer be relied upon.

Management recently determined that mortgage loans sold with servicing retained continued to accrue interest income even after they were not on the Company’s books. It was also determined that the effective date of certain mortgage loans sold was posted as of the first of the following month, instead of on the settlement date of the sale. As a result of these matters, the Company’s interest and fees on loans was overstated, and custodial deposit accounts were understated.

The effects of this restatement are a reduction of interest and fees on loans as well as net income and equity, as presented in the tables below. The corrected net income is $647,000, or $0.17 per diluted share, which is lower by $176,000, or $0.04 per diluted share, as previously reported.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - continued

The following table presents the impact of the restatement adjustments on the consolidated statement of financial condition at March 31, 2016:

	March 31, 2016
	As Reported	Adjustments	As Restated
	(In Thousands)
ASSETS:
Other assets	$2,210	$33	$2,243
Total assets	642,971	33	643,004

LIABILITIES:
Noninterest bearing deposits	90,308	209	90,517
Total deposits	494,185	209	494,394
Total liabilities	586,276	209	586,485

SHAREHOLDERS' EQUITY:
Retained earnings	37,831	(176)	37,655
Total shareholders' equity	56,695	(176)	56,519
Total liabilities and shareholders' equity	642,971	33	643,004

The following table presents the impact of the restatement adjustments on the consolidated statement of income for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
	As Reported	Adjustments	As Restated
	(In Thousands, Except Per Share Data)
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$5,063	$(226)	$4,837
Total interest and dividend income	5,844	(226)	5,618
NET INTEREST INCOME	5,094	(226)	4,868
NET INTEREST INCOME AFTER LOAN LOSS PROVISION	4,644	(226)	4,418

NONINTEREST INCOME:
Mortgage loan servicing fees	346	17	363
Total noninterest income	2,879	17	2,896

INCOME BEFORE INCOME TAXES	975	(209)	766
Income tax expense	152	(33)	119
NET INCOME	823	(176)	647

BASIC EARNINGS PER SHARE	$0.22	$(0.05)	$0.17
DILUTED EARNINGS PER SHARE	$0.21	$(0.04)	$0.17

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS – continued

The following table presents the impact of the restatement adjustments on the consolidated statement of comprehensive income for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
	As Reported	Adjustments	As Restated
	(In Thousands)
NET INCOME	$823	(176)	$647
COMPREHENSIVE INCOME	1,491	(176)	1,315

The following table presents the impact of the restatement adjustments on the consolidated statement of cash flows for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
	As Reported	Adjustments	As Restated
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$823	$(176)	$647
Net change in other assets	402	(33)	369
Net cash provided by operating activities	4,958	(209)	4,749

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	11,003	209	11,212
Net cash provided by financing activities	9,198	209	9,407

NOTE 3. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2016				December 31, 2015
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(In Thousands)
Available-for-Sale:
U.S. government and agency obligations	$8,791	$167	$-	$8,958	$10,684	$26	$(95)	$10,615
Municipal obligations	64,917	2,550	(24)	67,443	66,606	1,041	(578)	67,069
Corporate obligations	9,534	7	(159)	9,382	9,615	-	(165)	9,450
MBSs - government-backed	31,525	511	(99)	31,937	32,810	111	(186)	32,735
CMOs - government backed	22,522	213	(6)	22,729	26,233	40	(404)	25,869
Total	$137,289	$3,448	$(288)	$140,449	$145,948	$1,218	$(1,428)	$145,738

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. INVESTMENT SECURITIES - continued

Proceeds from sales of available-for-sale securities and the associated gross realized gains and losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)

Proceeds from sale of available-for-sale securities	$3,162	$22,096	$3,162	$31,043

Gross realized gain on sale of available-for-sale securities	$84	$292	$84	$534
Gross realized loss on sale of available-for-sale securities	-	(244)	-	(300)
Net realized gain on sale of available-for-sale securities	$84	$48	$84	$234

The amortized cost and fair value of securities at June 30, 2016 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$-	$-
Due from one to five years	8,234	8,272
Due from five to ten years	15,130	15,395
Due after ten years	59,878	62,116
	83,242	85,783
MBSs - government-backed	31,525	31,937
CMOs - government-backed	22,522	22,729
Total	$137,289	$140,449

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. INVESTMENT SECURITIES - continued

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	June 30, 2016
	Less Than 12 Months		12 Months or Longer
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)

U.S. government and agency	$-	$-	$-	$-
Municipal obligations	353	(6)	1,500	(18)
Corporate obligations	997	(3)	4,933	(156)
MBSs and CMOs - government-backed	2,542	(8)	10,379	(97)
Total	$3,892	$(17)	$16,812	$(271)

	December 31, 2015
	Less Than 12 Months		12 Months or Longer
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)

U.S. government and agency	$3,173	$(24)	$5,986	$(71)
Municipal obligations	15,913	(132)	21,163	(446)
Corporate obligations	5,283	(80)	3,915	(85)
MBSs and CMOs - government-backed	23,164	(249)	13,886	(341)
Total	$47,533	$(485)	$44,950	$(943)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. INVESTMENT SECURITIES - continued

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of June 30, 2016 and December 31, 2015, there were, respectively, 19 and 85 securities in an unrealized loss position that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

At June 30, 2016, 4 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 1.28% from the Company’s amortized cost basis of these securities. At December 31, 2015, 52 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 1.43% from the Company’s amortized cost basis of these securities. These unrealized losses are principally due to changes in interest rates and credit spreads. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

At June 30, 2016, 7 corporate obligations had an unrealized loss of approximately 2.61% from the Company’s amortized cost basis of these securities. At December 31, 2015, 13 corporate obligations had an unrealized loss with aggregate depreciation of approximately 1.76% from the Company's amortized cost basis of these securities. These unrealized losses are principally due to changes in interest rates. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

At June 30, 2016, 8 mortgage-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) had unrealized losses with aggregate depreciation of approximately 0.81% from the Company’s amortized cost basis of these securities. At December 31, 2015, 20 MBSs and CMOs had unrealized losses with aggregate depreciation of approximately 1.57% from the Company’s amortized cost basis of these securities. We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market, changes in interest rates and credit spreads and uncertainty of future prepayment speeds. Management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected. In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. There has been no disruption of the scheduled cash flows on any of the securities. Management’s analysis as of June 30, 2016 revealed no expected credit losses on the securities and therefore, declines are not deemed to be other than temporary.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE

Loans receivable consisted of the following:

	June 30, 2016	December 31, 2015
	(In Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$116,207	$118,133
Commercial real estate	200,848	167,930
Real estate construction	16,382	22,958

Other loans:
Home equity	47,842	45,345
Consumer	14,618	14,641
Commercial	48,982	39,072

Total	444,879	408,079

Allowance for loan losses	(4,260)	(3,550)
Deferred loan fees, net	(951)	(795)
Total loans, net	$439,668	$403,734

Within the commercial real estate loan category above, $11,853,000 and $12,117,000 was guaranteed by the United States Department of Agriculture Rural Development, at June 30, 2016 and December 31, 2015, respectively. In addition, within the commercial loan category above, $1,832,000 and $1,917,000 were in loans originated through a syndication program where the business resides outside of Montana, at June 30, 2016, and December 31, 2015, respectively.

The following table includes information regarding nonperforming assets.

	June 30, 2016	December 31, 2015
	(Dollars in Thousands)

Non-accrual loans	$2,040	$2,030
Accruing loans delinquent 90 days or more	89	472
Restructured loans, net	44	46
Total nonperforming loans	2,173	2,548
Real estate owned and other repossessed assets, net	565	595
Total nonperforming assets	$2,738	$3,143

Total nonperforming assets as a percentage of total assets	0.41%	0.50%

Allowance for loan losses	$4,260	$3,550

Percent of allowance for loan losses to nonperforming loans	196.04%	139.32%

Percent of allowance for loan losses to nonperforming assets	155.59%	112.95%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE - continued

Allowance for loan losses activity was as follows:

	Residential Mortgage (1-4 Family)	Commercial Real Estate	Real Estate Construction	Home Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, April 1, 2016	$981	$1,735	$244	$365	$165	$450	$3,940
Charge-offs	-	-	-	-	(76)	(72)	(148)
Recoveries	-	-	-	-	9	-	9
Provision	-	272	-	-	76	111	459
Ending balance, June 30, 2016	$981	$2,007	$244	$365	$174	$489	$4,260

Allowance for loan losses:
Beginning balance, January 1, 2016	$911	$1,593	$184	$342	$66	$454	$3,550
Charge-offs	-	-	-	(7)	(100)	(104)	(211)
Recoveries	-	-	-	-	12	-	12
Provision	70	414	60	30	196	139	909
Ending balance, June 30, 2016	$981	$2,007	$244	$365	$174	$489	$4,260

Ending balance, June 30, 2016 allocated to loans individually evaluated for impairment	$-	$-	$-	$-	$25	$-	$25

Ending balance, June 30, 2016 allocated to loans collectively evaluated for impairment	$981	$2,007	$244	$365	$149	$489	$4,235

Loans receivable:
Ending balance, June 30, 2016	$116,207	$200,848	$16,382	$47,842	$14,618	$48,982	$444,879

Ending balance, June 30, 2016 of loans individually evaluated for impairment	$1,000	$374	$-	$332	$117	$261	$2,084

Ending balance, June 30, 2016 of loans collectively evaluated for impairment	$115,207	$200,474	$16,382	$47,510	$14,501	$48,721	$442,795

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE - continued

	Residential Mortgage (1-4 Family)	Commercial Real Estate	Real Estate Construction	Home Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, April 1, 2015	$645	$1,226	$40	$306	$50	$358	$2,625
Charge-offs	-	-	-	-	(4)	-	(4)
Recoveries	-	-	-	-	1	-	1
Provision	40	199	5	20	5	59	328
Ending balance, June 30, 2015	$685	$1,425	$45	$326	$52	$417	$2,950

Allowance for loan losses:
Beginning balance, January 1, 2015	$684	$1,098	$35	$270	$46	$317	$2,450
Charge-offs	(137)	-	-	-	(15)	-	(152)
Recoveries	-	-	-	-	2	-	2
Provision	138	327	10	56	19	100	650
Ending balance, June 30, 2015	$685	$1,425	$45	$326	$52	$417	$2,950

Ending balance, June 30, 2015 allocated to loans individually evaluated for impairment	$-	$-	$-	$-	$1	$25	$26

Ending balance, June 30, 2015 allocated to loans collectively evaluated for impairment	$685	$1,425	$45	$326	$51	$392	$2,924

Loans receivable:
Ending balance, June 30, 2015	$109,005	$136,384	$13,348	$41,511	$14,480	$44,247	$358,975

Ending balance, June 30, 2015 of loans individually evaluated for impairment	$632	$-	$575	$263	$42	$587	$2,099

Ending balance, June 30, 2015 of loans collectively evaluated for impairment	$108,373	$136,384	$12,773	$41,248	$14,438	$43,660	$356,876

The Company utilizes a 5 point internal loan rating system, largely based on regulatory classifications, as follows:

Loans rated Pass – Loans that are considered to be protected by the current net worth and paying capacity of the obligor, or by the value of the asset or the underlying collateral.

Loans rated Special Mention – Loans that have potential weaknesses and are watched closely by management. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset at some future date.

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

Loans rated Loss – Loans that are considered uncollectible and of such small value that continuance as assets without establishment of a specific reserve is not warranted. This classification does not mean that an asset has absolutely no recovery or salvage value, but, rather, that it is not practical or desirable to defer writing off a basically worthless asset even though practical recovery may be affected in the future.

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

Internal classification of the loan portfolio was as follows:

	June 30, 2016
	Residential Mortgage (1-4 Family)	Commercial Real Estate	Real Estate Construction	Home Equity	Consumer	Commercial	Total
	(In Thousands)
Grade:
Pass	$114,743	$200,012	$15,926	$47,503	$14,485	$48,618	$441,287
Special mention	-	-	456	-	-	97	553
Substandard	1,464	836	-	339	57	267	2,963
Doubtful	-	-	-	-	51	-	51
Loss	-	-	-	-	25	-	25
Total	$116,207	$200,848	$16,382	$47,842	$14,618	$48,982	$444,879

Credit risk profile based on payment activity
Performing	$115,207	$200,470	$16,382	$47,510	$14,501	$48,636	$442,706
Restructured loans	-	-	-	44	-	-	44
Nonperforming	1,000	378	-	288	117	346	2,129
Total	$116,207	$200,848	$16,382	$47,842	$14,618	$48,982	$444,879

	December 31, 2015
	Residential Mortgage (1-4 Family)	Commercial Real Estate	Construction	Home Equity	Consumer	Commercial	Total
	(In Thousands)
Grade:
Pass	$116,711	$167,263	$22,176	$45,100	$14,486	$38,675	$404,411
Special mention	-	-	-	-	-	-	-
Substandard	1,422	667	782	156	140	367	3,534
Doubtful	-	-	-	82	4	-	86
Loss	-	-	-	7	11	30	48
Total	$118,133	$167,930	$22,958	$45,345	$14,641	$39,072	$408,079

Credit risk profile based on payment activity
Performing	$117,182	$167,259	$22,711	$45,138	$14,496	$38,745	$405,531
Restructured loans	-	-	-	46	-	-	46
Nonperforming	951	671	247	161	145	327	2,502
Total	$118,133	$167,930	$22,958	$45,345	$14,641	$39,072	$408,079

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE - continued

The following tables include information regarding delinquencies within the loan portfolio.

	June 30, 2016
	30-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans	Recorded Investment >90 Days and Still Accruing
	(In Thousands)
Residential mortgage (1-4 family)	$1,621	$1,000	$2,621	$113,586	$116,207	$-
Commercial real estate	1,374	378	1,752	199,096	200,848	4
Real estate construction	478	-	478	15,904	16,382	-
Home equity	433	288	721	47,121	47,842	-
Consumer	126	117	243	14,375	14,618	-
Commercial	125	346	471	48,511	48,982	85
Total	$4,157	$2,129	$6,286	$438,593	$444,879	89

	December 31, 2015
	30-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans	Recorded Investment >90 Days and Still Accruing
	(In Thousands)
Residential mortgage (1-4 family)	$1,163	$951	$2,114	$116,019	$118,133	$221
Commercial real estate	177	671	848	167,082	167,930	4
Real estate construction	662	247	909	22,049	22,958	247
Home equity	319	161	480	44,865	45,345	-
Consumer	184	145	329	14,312	14,641	-
Commercial	173	327	500	38,572	39,072	-
Total	$2,678	$2,502	$5,180	$402,899	$408,079	$472

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE - continued

The following tables include information regarding impaired loans.

	June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
With no related allowance:
Residential mortgage (1-4 family)	$1,000	$1,000	$-
Commercial real estate	374	374	-
Construction	-	-	-
Home equity	332	373	-
Consumer	92	93	-
Commercial	261	261	-

With a related allowance:
Residential mortgage (1-4 family)	-	-	-
Commercial real estate	-	-	-
Construction	-	-	-
Home equity	-	-	-
Consumer	25	25	25
Commercial	-	-	-

Total:
Residential mortgage (1-4 family)	1,000	1,000	-
Commercial real estate	374	374	-
Construction	-	-	-
Home equity	332	373	-
Consumer	117	118	25
Commercial	261	261	-
Total	$2,084	$2,126	$25

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE - continued

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
With no related allowance:
Residential mortgage (1-4 family)	$730	$730	$-
Commercial real estate	667	667	-
Construction	-	-	-
Home equity	200	234	-
Consumer	134	134	-
Commercial	297	297	-

With a related allowance:
Residential mortgage (1-4 family)	-	-	-
Commercial real estate	-	-	-
Construction	-	-	-
Home equity	7	7	7
Consumer	11	11	11
Commercial	30	30	30

Total:
Residential mortgage (1-4 family)	730	730	-
Commercial real estate	667	667	-
Construction	-	-	-
Home equity	207	241	7
Consumer	145	145	11
Commercial	327	327	30
Total	$2,076	$2,110	$48

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	Average Recorded Investment
	(In Thousands)

Residential mortgage (1-4 family)	$834	$640	$865	$1,052
Commercial real estate	518	-	520	-
Construction	-	288	-	288
Home equity	284	243	270	295
Consumer	118	47	131	49
Commercial	214	577	294	408
Total	$1,968	$1,795	$2,080	$2,092

Interest income recognized on impaired loans for the three and six months ended June 30, 2016 and 2015 are considered insignificant.

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

As of June 30, 2016, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under ASC Subtopic 310-10-35 was $44,000 (ASC Subtopic 310-40-65-1(b)), and there was no allowance for credit losses associated with these receivables, on the basis of a current evaluation of loss (ASC Subtopic 310-40-65-1(b)). There was $34,000 charged-off at the time of restructure related to these receivables.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. TROUBLED DEBT RESTRUCTURINGS - continued

The following tables present troubled debt restructurings.

June 30, 2016
	Accrual Status	Non-Accrual Status	Total Modification
(In Thousands)
Residential mortgage (1-4 family)	$-	$-	$-
Commercial real estate	-	-	-
Real estate construction	-	-	-
Home equity	44	-	44
Consumer	-	-	-
Commercial	-	-	-
Total	$44	$-	$44

December 31, 2015
	Accrual Status	Non-Accrual Status	Total Modification
(In Thousands)
Residential mortgage (1-4 family)	$-	$-	$-
Commercial real estate	-	-	-
Real estate construction	-	-	-
Home equity	46	-	46
Consumer	-	-	-
Commercial	-	-	-
Total	$46	$-	$46

The Bank’s policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Bank’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

During the three and six months ended June 30, 2016 and 2015, there were no new restructured loans.

There were no loans modified as a troubled debt restructured loan within the previous six months for which there was a payment default during the six months ended June 30, 2016.

A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral. As of June 30, 2016 and December 31, 201, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. DEPOSITS

Deposits are summarized as follows:

	June 30, 2016	December 31, 2015
	(In Thousands)

Noninterest checking	$88,327	$77,031
Interest bearing checking	86,103	87,350
Savings	85,823	71,474
Money market	90,026	94,880
Time certificates of deposit	158,603	152,447
Total	$508,882	$483,182

NOTE 7. SUBORDINATED DEBENTURES

Subordinated debentures consisted of the following:

	June 30, 2016		December 31, 2015
	Principal Amount	Unamortized Debt Issuance Costs	Principal Amount	Unamortized Debt Issuance Costs
	(In Thousands)
Subordinated debentures:
Variable at 3-Month Libor plus 1.42%, due 2035	$5,155	$-	$5,155	$-
Fixed at 6.75%, due 2025	10,000	(196)	10,000	(206)
Total	$15,155	$(196)	$15,155	$(206)

In June 2015, the Company completed the issuance of $10,000,000 in aggregate principal amount of subordinated notes due in 2025 in a private placement transaction to an institutional accredited investor. The notes will bear interest at an annual fixed rate of 6.75% and interest will be paid quarterly through maturity date or earlier redemption.

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to Eagle Bancorp Statutory Trust I (“the Trust”). The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at 3-Month LIBOR plus 1.42%, making the rate 2.074% and 2.033% as of June 30, 2016 and December 31, 2015, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. EARNINGS PER SHARE

Basic earnings per share for the three months ended June 30, 2016 was computed using 3,779,464 weighted average shares outstanding. Basic earnings per share for the three months ended June 30, 2015 was computed using 3,822,981 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations was 3,873,171 for the three months ended June 30, 2016 and 3,860,236 for the three months ended June 30, 2015.

Basic earnings per share for the six months ended June 30, 2016 was computed using 3,779,464 weighted average shares outstanding. Basic earnings per share for the six months ended June 30, 2015 was computed using 3,833,739 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations was 3,873,171 for the six months ended June 30, 2016 and 3,870,994 for the six months ended June 30, 2015.

NOTE 9. DIVIDENDS AND STOCK REPURCHASE PROGRAM

For the year ended December 31, 2015, Eagle paid dividends of $0.075 per share for the quarters ended March 31 and June 30, 2015. Eagle paid dividends of $0.0775 per share for the quarters ended September 30 and December 31, 2015. A dividend of $0.0775 per share was declared on January 21, 2016, and paid March 4, 2016 to shareholders of record on February 12, 2016. A dividend of $0.0775 per share was declared on April 28, 2016, payable on June 3, 2016 to shareholders of record on May 13, 2016. A dividend of $0.08 per share was declared on July 21, 2016, payable on September 2, 2016 to shareholders of record on August 12, 2016.

On July 21, 2016, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. The plan expires on July 21, 2017.

On July 23, 2015, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. The Company did not purchase any of its common stock during the six months ended June 30, 2016. During the three months ended December 31, 2015, 15,000 shares were purchased at an average price of $11.75 per share. During the three months ended September 30, 2015, 46,065 shares were purchased at an average price of $11.47 per share. The plan expired on July 23, 2016.

On July 1, 2014, the Board authorized the repurchase of up to 200,000 shares of its common stock. Under this plan, shares could be purchased on the open market or in privately negotiated transactions. Under this plan, 55,800 shares were purchased at an average price of $11.03 per share during the six months ended June 30, 2015. In addition, under this plan, 55,000 shares were purchased at an average price of $10.66 per share during the six month transition period ended December 31, 2014. The plan expired on June 30, 2015.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

	Unrealized Gains (Losses) on Derivatives Designated as Cash Flow Hedges	Unrealized Gains (Losses) on Investment Securities Available for Sale	Total
		(In Thousands)

Balance, January 1, 2016	$376	$(124)	$252
Other comprehensive income, before reclassifications and income taxes	636	1,127	1,763
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(635)	-	(635)
Income tax expense	-	(460)	(460)
Total other comprehensive income	1	667	668
Balance, March 31, 2016	377	543	920
Other comprehensive income, before reclassifications and income taxes	859	2,327	3,186
Amounts reclassified from accumulated other comprehensive income, before income taxes	(636)	(84)	(720)
Income tax expense	(91)	(914)	(1,005)
Total other comprehensive income	132	1,329	1,461
Balance, June 30, 2016	$509	$1,872	$2,381

Balance, January 1, 2015	$294	$(509)	$(215)
Other comprehensive income, before reclassifications and income taxes	529	1,495	2,024
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(496)	(186)	(682)
Income tax expense	(13)	(534)	(547)
Total other comprehensive income	20	775	795
Balance, March 31, 2015	314	266	580
Other comprehensive income (loss), before reclassifications and income taxes	462	(2,698)	(2,236)
Amounts reclassified from accumulated other comprehensive income, before income taxes	(529)	(48)	(577)
Income tax benefit	27	1,120	1,147
Total other comprehensive income	(40)	(1,626)	(1,666)
Balance, June 30, 2015	$274	$(1,360)	$(1,086)

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

The hedge documentation specified the terms of the hedged item and the interest rate swap. The documentation also indicated that the derivative was hedging a fixed-rate item, that the hedge exposure was to the changes in the fair value of the hedged item, and that the strategy was to eliminate fair value variability by converting fixed-rate interest payments to variable-rate interest payments.

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

At December 31, 2014, the interest rate swap on the fixed-rate loan was ineffective. The Bank recorded a loss of $317,000 in noninterest income during the quarter ended December 31, 2014 related to the ineffectiveness. The interest rate swap was terminated during the quarter ended March 31, 2015. The Bank recorded a loss of $93,000 in noninterest income during the quarter ended March 31, 2015 related to the swap termination. The loan fair value adjustment of $138,000 at March 31, 2015 will be amortized over the remaining life of the loan which matures September 1, 2030. The remaining balance was $127,000 at June 30, 2016.

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amount of interest rate lock commitments was $41,242,000 and $24,378,000 at June 30, 2016 and December 31, 2015, respectively. The fair value of such commitments was insignificant.

The Company has no other off-balance-sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12. FAIR VALUE DISCLOSURES

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

NOTE 12. FAIR VALUE DISCLOSURES – continued

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

Loan Subject to Fair Value Hedge – The Company previously had one loan that was carried at fair value subject to a fair value hedge. Fair value was determined utilizing valuation models that considered the scheduled cash flows through anticipated maturity and was considered a Level 2 input. The interest rate swap was terminated during the quarter ended March 31, 2015. See Note 11 – Derivatives and Hedging Activities for more information.

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

	June 30, 2016
	Level 1 Inputs	Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency	$-	$8,958	$-	$8,958
Municipal obligations	-	67,443	-	67,443
Corporate obligations	-	9,382	-	9,382
MBSs - government-backed	-	31,937	-	31,937
CMOs - government backed	-	22,729	-	22,729
Loans held-for-sale	-	21,246	-	21,246

	December 31, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency	$-	$10,615	$-	$10,615
Municipal obligations	-	67,069	-	67,069
Corporate obligations	-	9,450	-	9,450
MBSs - government-backed	-	32,735	-	32,735
CMOs - government backed	-	25,869	-	25,869
Loans held-for-sale	-	18,702	-	18,702

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12. FAIR VALUE DISCLOSURES - continued

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

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans	$-	$-	$2,059	$2,059
Repossessed assets	-	-	565	565

	December 31, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans	$-	$-	$2,028	$2,028
Repossessed assets	-	-	595	595

As of June 30, 2016, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $2,084,000 were reduced by specific valuation allowance allocations totaling $25,000 to a total reported fair value of $2,059,000 based on collateral valuations utilizing Level 3 valuation inputs.

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

	Fair Value at		Principal	Significant	Range of
Instrument	June 30, 2016	December 31, 2015	Valuation Technique	Unobservable Inputs	Signficant Input Values
(Dollars In Thousands)

Impaired loans	$2,059	$2,028	Appraisal collateral (1)	Appraisal adjustments	10	-	30%

Repossessed assets	$565	$595	Appraisal collateral (1)(3)	Liquidation expenses (2)	10	-	30%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12. FAIR VALUE DISCLOSURES - continued

FASB ASC Topic 825 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. Below is a table that summarizes the fair market values of all financial instruments of the Company at June 30, 2016 and December 31, 2015, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

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

	June 30, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Estimated Fair Value	Carrying Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$6,423	$-	$-	$6,423	$6,423
Federal Home Loan Bank stock	3,735	-	-	3,735	3,735
Federal Reserve Bank stock	871	-	-	871	871
Loans receivable, net	-	-	445,180	445,180	437,609
Accrued interest and dividends receivable	2,274	-	-	2,274	2,274
Mortgage servicing rights	-	-	6,252	6,252	5,196
Cash surrender value of life insurance	14,683	-	-	14,683	14,683
Financial liabilities:
Non-maturing interest bearing deposits	-	261,952	-	261,952	261,952
Noninterest bearing deposits	88,327	-	-	88,327	88,327
Time certificates of deposit	-	-	158,857	158,857	158,603
Accrued expenses and other liabilities	5,000	-	-	5,000	5,000
Federal Home Loan Bank advances and other borrowings	-	-	75,687	75,687	75,491
Subordinated debentures	-	-	14,583	14,583	15,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12. FAIR VALUE DISCLOSURES – continued

	December 31, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Estimated Fair Value	Carrying Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$7,438	$-	$-	$7,438	$7,438
Federal Home Loan Bank stock	3,397	-	-	3,397	3,397
Federal Reserve Bank stock	887	-	-	887	887
Loans receivable, net	-	-	408,414	408,414	401,706
Accrued interest and dividends receivable	2,278	-	-	2,278	2,278
Mortgage servicing rights	-	-	6,452	6,452	4,968
Cash surrender value of life insurance	12,514	-	-	12,514	12,514
Financial liabilities:
Non-maturing interest bearing deposits	-	253,704	-	253,704	253,704
Noninterest bearing deposits	77,031	-	-	77,031	77,031
Time certificates of deposit	-	-	152,691	152,691	152,447
Accrued expenses and other liabilities	4,050	-	-	4,050	4,050
Federal Home Loan Bank advances and other borrowings	-	-	72,811	72,811	72,716
Subordinated debentures	-	-	14,306	14,306	15,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

The following methods and assumptions were used by the Company in estimating the fair value of the following classes of financial instruments. However, the Form 10-K for the year ended December 31, 2015 provides additional description of valuation methodologies used in estimating fair value of these financial instruments.

Cash, Interest Bearing Accounts, Accrued Interest and Dividend Receivable and Accrued Expenses and Other Liabilities – The carrying amounts approximate fair value due to the relatively short period of time between the origination of these instruments and their expected realization.

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

NOTE 12. FAIR VALUE DISCLOSURES - continued

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

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS - continued

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The standard requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The standard also requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Additionally, the standard amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company believes the amendments in this update will have an impact on the Company’s financial statements and is working to evaluate the significance of that impact.

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

The Bank has a strong mortgage lending focus, with a large portion of its loan originations represented by single-family residential mortgages, which has enabled it to successfully market home equity loans, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.). In recent years, the Bank has focused on adding commercial loans to its portfolio, both real estate and non-real estate. We have made significant progress in this initiative. The purpose of this diversification is to mitigate the Bank’s dependence on the residential mortgage market, as well as to improve its ability to manage its spread. The Bank’s management recognizes that fee income will also enable it to be less dependent on specialized lending and it now maintains a significant loan serviced portfolio which provides a steady source of fee income. Fee income is also supplemented with fees generated from the Bank’s deposit accounts. The Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread. Non-maturity deposits and certificates of deposits do not automatically reprice as interest rates rise. Gain on sale of loans also provides significant noninterest income in periods of high mortgage loan origination volumes. Such income will be adversely affected in periods of lower mortgage activity.

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee (“FOMC”) changed the federal funds target rate from 0.25% to 0.50% in December 2015. The rate remained at 0.50% during the six months ended June 30, 2016.

From time to time the Bank has considered growth through mergers or acquisition as an alternative to its strategy of organic growth. In this regard, the Bank has experienced an increase in mortgage loan originations due to the Sterling branch acquisition which closed in December 2012. Deposit fee income has also increased due to the increase in the number of accounts. The addition of the wealth management division from the acquisition has also increased noninterest income and furthered the Bank’s strategy to increase fee income to complement margin. Operating expenses, primarily salaries and employee benefits also increased as a result of the acquisition.

The Bank completed a core systems conversion during the year ended December 31, 2015. Future cost savings are anticipated due to the core systems conversion.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between June 30, 2016 and December 31, 2015.

Total assets at June 30, 2016 were $663.34 million, an increase of $32.99 million, or 5.2%, from $630.35 million at December 31, 2015. Loans receivable increased by $35.94 million, or 8.9%, to $439.67 million at June 30, 2016. Securities available-for-sale decreased by $5.29 million, or 3.6%, to $140.45 million at June 30, 2016. Total liabilities at June 30, 2016 were $604.33 million, an increase of $29.43 million, or 5.1%, from $574.90 million at December 31, 2015. Total deposits increased $25.70 million or 5.3%, to $508.88 at June 30, 2016. Federal Home Loan Bank (“FHLB”) advances and other borrowings increased $2.77 million, or 3.8%, to $75.49 million at June 30, 2016.

Balance Sheet Details

Investment Activities

The following table summarizes investment activities:

	June 30, 2016		December 31, 2015
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency	$8,958	6.14%	$10,615	7.03%
Municipal obligations	67,443	46.22%	67,069	44.42%
Corporate obligations	9,382	6.43%	9,450	6.26%
MBSs - government-backed	31,937	21.89%	32,735	21.68%
CMOs - government-backed	22,729	15.58%	25,869	17.13%
Total securities available-for-sale	140,449	96.26%	145,738	96.52%

Interest bearing deposits	844	0.58%	970	0.64%

FHLB capital stock, at cost	3,735	2.56%	3,397	2.25%

FRB capital stock, at cost	871	0.60%	887	0.59%
Total	$145,899	100.00%	$150,992	100.00%

Securities available-for-sale were $140.45 million at June 30, 2016, a decrease of $5.29 million, or 3.6%, from $145.74 million at December 31, 2015. The largest decrease in securities available-for-sale was in CMOs which decreased by $3.14 million largely due to a security sale. U.S. government and agency securities decreased $1.66 million largely due to a called security.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	June 30, 2016		December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real estate loans:

Residential mortgage (1-4 family) (1)	$116,207	26.12%	$118,133	28.95%
Commercial real estate	200,848	45.15%	167,930	41.15%
Real estate construction	16,382	3.68%	22,958	5.63%
Total real estate loans	333,437	74.95%	309,021	75.73%

Other loans:
Home equity	47,842	10.75%	45,345	11.11%
Consumer	14,618	3.29%	14,641	3.59%
Commercial	48,982	11.01%	39,072	9.57%
Total other loans	111,442	25.05%	99,058	24.27%

Total loans	444,879	100.00%	408,079	100.00%

Deferred loan fees, net	(951)		(795)
Allowance for loan losses	(4,260)		(3,550)

Total loans, net	$439,668		$403,734

(1) Excludes loans held-for-sale.

Loans receivable increased $35.94 million to $439.67 million at June 30, 2016. The increase was largely due to an increase in commercial real estate loans of $32.92 million. Commercial loans also increased by $9.91 million and home equity loans increased by $2.49 million. These increases were partially offset by decreases in construction loans of $6.58 million and decreases in residential mortgage loans of $1.92 million. Total loan originations were $184.46 million for the six months ended June 30, 2016, with residential mortgages accounting for $136.04 million of the total. Commercial real estate and land loan originations were $34.60 million. Home equity and construction loan originations were $75,000 and $303,000, respectively, for the same period. Consumer loan originations were $3.85 million. Commercial loan originations were $9.59 million, with none originating from loan syndication programs with borrowers residing outside of Montana. Loans held-for-sale increased to $21.25 million at June 30, 2016 from $18.70 million at December 31, 2015.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities– continued

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. As of June 30, 2016, the Bank had $546,000 of real estate owned.

The following table sets forth information regarding nonperforming assets:

	June 30, 2016	December 31, 2015
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential mortgage (1-4 family)	$1,000	$730
Commercial real estate	374	667
Other loans:
Home equity	288	161
Consumer	117	145
Commercial	261	327
Accruing loans delinquent 90 days or more
Real estate loans:
Residential mortgage (1-4 family)	-	221
Commercial real estate	4	4
Real estate construction	-	247
Other loans:
Commercial	85	-
Restructured loans:
Other loans:
Home equity	44	46
Total nonperforming loans	2,173	2,548
Real estate owned and other repossed property, net	565	595
Total nonperforming assets	$2,738	$3,143

Total nonperforming loans to total loans	0.49%	0.63%
Total nonperforming loans to total assets	0.33%	0.40%
Total allowance for loan loss to nonperforming loans	196.04%	139.32%
Total nonperforming assets to total assets	0.41%	0.50%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	June 30, 2016		December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Noninterest checking	$88,327	17.36%	$77,031	15.94%
Interest bearing checking	86,103	16.92%	87,350	18.08%
Savings	85,823	16.86%	71,474	14.79%
Money market accounts	90,026	17.69%	94,880	19.64%
Total	350,279	68.83%	330,735	68.45%
Certificates of deposit accounts:
IRA certificates	32,633	6.41%	33,262	6.88%
Brokered certificates	18,066	3.55%	7,071	1.46%
Other certificates	107,904	21.21%	112,114	23.21%
Total certificates of deposit	158,603	31.17%	152,447	31.55%
Total deposits	$508,882	100.00%	$483,182	100.00%

Deposits. Deposits increased $25.70 million, or 5.3%, to $508.88 million at June 30, 2016 from $483.18 million at December 31, 2015. The increase was largely due to an increase in savings of $14.35 million and an increase in noninterest checking of $11.30 million. Certificates of deposit also increased by $6.16 million. This increase was impacted by additional brokered certificates obtained in the amount of $11.00 million. Money market accounts decreased $4.85 million. Interest bearing checking decreased slightly from December 31, 2015 to June 30, 2016.

Borrowings. Advances from FHLB and other borrowings increased slightly by $2.77 million, or 3.8%, to $75.49 million at June 30, 2016 from $72.72 million at December 31, 2015.

Shareholders’ Equity

Total shareholders’ equity increased $3.55 million, or 6.4%, to $59.00 million at June 30, 2016 from $55.45 million at December 31, 2015. This was a result of an increase in accumulated other comprehensive income of $2.13 million mainly due to an increase in net unrealized gains on securities available-for-sale and net income of $1.91 million, partially offset by dividends paid of $586,000.

Analysis of Net Interest Income

The Bank’s earnings have historically depended primarily upon net interest income, which is the difference between interest income earned on loans and investments and interest paid on deposits and any borrowed funds. It is the single largest component of Eagle’s operating income. Net interest income is affected by (i) the difference between rates of interest earned on loans and investments and rates paid on interest bearing deposits and borrowings (the “interest rate spread”) and (ii) the relative amounts of loans and investments and interest bearing deposits and borrowings.

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

	For the Three Months Ended June 30,
	2016			2015
	Average Daily Balance	Interest and Dividends	Yield/ Cost(4)	Average Daily Balance	Interest and Dividend	Yield/ Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$143,265	$740	2.07%	$149,902	$737	1.97%
FHLB and FRB stock	4,670	35	3.00%	3,222	20	2.45%
Loans receivable, net(1)	448,158	4,955	4.42%	360,782	4,255	4.72%
Other earning assets	386	1	1.04%	4,385	3	0.29%
Total interest earning assets	596,479	5,731	3.84%	518,291	5,015	3.87%
Noninterest earning assets	53,106			49,262
Total assets	$649,585			$567,553

Liabilities and equity:
Interest bearing liabilities:
Deposit accounts:
Money market	$91,469	$26	0.11%	$92,965	$27	0.12%
Savings	73,738	8	0.04%	66,791	7	0.04%
Checking	88,353	7	0.03%	80,388	6	0.03%
Certificates of deposit	153,270	340	0.89%	149,993	316	0.84%
Advances from FHLB and other borrowings including subordinated debt	93,777	407	1.74%	53,402	170	1.28%
Total interest bearing liabilities	500,607	788	0.63%	443,539	526	0.47%
Noninterest checking	87,049			67,606
Other noninterest bearing liabilities	4,183			3,215
Total liabilities	591,839			514,360

Total equity	57,746			53,193

Total liabilities and equity	$649,585			$567,553
Net interest income/interest rate spread(2)		$4,943	3.21%		$4,489	3.40%

Net interest margin(3)			3.31%			3.46%
Total interest earning assets to interest bearing liabilities			119.15%			116.85%

(1)	Includes loans held-for-sale.
(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(3)	Net interest margin represents income before the provision for loan losses divided by average interest-earning assets.
(4)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Net Interest Income – continued

	For the Six Months Ended June 30,
	2016			2015
	Average Daily Balance	Interest and Dividends	Yield/ Cost(4)	Average Daily Balance	Interest and Dividends	Yield/ Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$144,594	$1,487	2.06%	$153,679	$1,496	1.95%
FHLB and FRB stock	4,625	66	2.85%	2,915	20	1.39%
Loans receivable, net(1)	438,283	9,792	4.47%	349,895	8,217	4.70%
Other earning assets	1,930	4	0.41%	4,867	6	0.24%
Total interest earning assets	589,432	11,349	3.85%	511,356	9,739	3.81%
Noninterest earning assets	51,756			48,168
Total assets	$641,188			$559,524

Liabilities and equity:
Interest bearing liabilities:
Deposit accounts:
Money market	$92,613	$53	0.11%	$93,354	$51	0.11%
Savings	72,122	15	0.04%	65,510	13	0.04%
Checking	87,825	13	0.03%	77,929	13	0.03%
Certificates of deposit	152,480	655	0.86%	149,655	616	0.82%
Advances from FHLB and other borrowings including subordinated debt	91,561	802	1.75%	50,960	334	1.31%
Total interest bearing liabilities	496,601	1,538	0.62%	437,408	1,027	0.47%
Noninterest checking	82,423			65,484
Other noninterest bearing liabilities	4,907			2,990
Total liabilities	583,931			505,882

Total equity	57,257			53,642

Total liabilities and equity	$641,188			$559,524
Net interest income/interest rate spread(2)		$9,811	3.23%		$8,712	3.34%

Net interest margin(3)			3.33%			3.41%
Total interest earning assets to interest bearing liabilities			118.69%			116.91%

(1)	Includes loans held-for-sale.
(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(3)	Net interest margin represents income before the provision for loan losses divided by average interest-earning assets.
(4)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rate/Volume Analysis

The following tables present the dollar amount of changes in interest income and interest expense for major components of interest earning assets and interest bearing liabilities. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) changes in volume multiplied by the old rate; (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume, which have been allocated proportionately to the change due to volume and the change due to rate.

	For the Three Months Ended June 30,
	2016			2015
	Volume	Due to Rate	Net	Volume	Due to Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$(33)	$36	$3	$(255)	$(125)	$(380)
FHLB and FRB stock	9	6	15	-	19	19
Loans receivable, net	1,030	(330)	700	951	(75)	876
Other earning assets	(3)	1	(2)	-	1	1
Total interest earning assets	1,003	(287)	716	696	(180)	516

Interest bearing liabilities:
Savings, money market and checking accounts	1	(1)	-	3	(4)	(1)
Certificates of deposit	7	18	25	(7)	32	25
Advances from FHLB and other borrowingsincluding subordinated debentures	129	108	237	36	(34)	2
Total interest bearing liabilities	137	125	262	32	(6)	26

Change in net interest income	$866	$(412)	$454	$664	$(174)	$490

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rate/Volume Analysis – continued

	For the Six Months Ended June 30,
	2016			2015
	Volume	Due to Rate	Net	Volume	Due to Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$(88)	$79	$(9)	$(465)	$(222)	$(687)
FHLB and FRB stock	12	34	46	-	20	20
Loans receivable, net	2,076	(501)	1,575	1,897	(313)	1,584
Other earning assets	(4)	2	(2)	1	1	2
Total interest earning assets	1,996	(386)	1,610	1,433	(514)	919

Interest bearing liabilities:
Savings, money market and checking accounts	3	1	4	5	(13)	(8)
Certificates of deposit	12	27	39	(18)	59	41
Advances from FHLB and other borrowings including subordinated debentures	267	201	468	129	(137)	(8)
Total interest bearing liabilities	282	229	511	116	(91)	25

Change in net interest income	$1,714	$(615)	$1,099	$1,317	$(423)	$894

Results of Operations for the Three Months Ended June 30, 2016 and 2015

Net Income. Eagle’s net income for the three months ended June 30, 2016 was $1.26 million compared to $792,000 for the three months ended June 30, 2015. The increase of $472,000, or 59.6%, was due to an increase in net interest income after loan loss provision of $323,000 and an increase in noninterest income of $531,000, partially offset by an increase in noninterest expense of $214,000 and an increase in income tax expense of $168,000. Basic and diluted earnings per share were $0.34 and $0.32, respectively, for the current period. Basic and diluted earnings per share were $0.21 per share for the prior year comparable period.

Net Interest Income. Net interest income increased to $4.94 million for the three months ended June 30, 2016, from $4.49 million for the same quarter in the prior year. This increase of $454,000, or 10.1%, was the result of an increase in interest and dividend income of $716,000, partially offset by an increase in interest expense of $262,000.

Interest and Dividend Income. Interest and dividend income was $5.73 million for the three months ended June 30, 2016, compared to $5.02 million for the three months ended June 30, 2015, an increase of $716,000, or 14.3%. Interest and fees on loans increased to $4.96 million for the three months ended June 30, 2016 from $4.26 million for the three months ended June 30, 2015. This increase of $700,000, or 16.5%, was due to an increase in the average balance of loans partially offset by a decrease in the average yield of loans for the quarter ended June 30, 2016. Average balances for loans receivable, net, including loans held-for-sale, for the three months ended June 30, 2016 were $448.16 million, compared to $360.78 million for the prior year period. This represents an increase of $87.38 million, or 24.2%. The average interest rate earned on loans receivable decreased by 30 basis points, from 4.72% to 4.42%. Interest and dividends on investment securities available-for-sale increased slightly period over period. Average interest rates earned on investments increased to 2.07% from 1.97%. However, average balances for investments decreased to $143.27 million for the three months ended June 30, 2016, from $149.90 million for the three months ended June 30, 2015.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2016 and 2015 – continued

Interest Expense. Total interest expense was $788,000 for the three months ended June 30, 2016 compared to $526,000 for the three months ended June 30, 2015. The increase of $262,000 or 49.8% was largely attributable to an increase in interest expense on FHLB advances and other borrowings and subordinated debentures. The average borrowing balance increased from $53.40 million for the three months ended June 30, 2015 to $93.78 million for the three months ended June 30, 2016. The average rate paid increased from 1.28% for the three months ended June 30, 2015, to 1.74% for the three months ended June 30, 2016. Borrowings have been used to help fund the robust loan growth. Also, in June 2015, the Company completed the issuance of $10.00 million in aggregate principal amount of subordinated notes due in 2025. The slight increase in interest on deposits is due to higher overall average balances for interest-bearing deposits. The overall average rate on interest-bearing deposits was consistent with the prior year quarter.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank and past due loans in the portfolio. The Bank’s policies require review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. The Bank recorded $459,000 in provision for loan losses for the three months ended June 30, 2016 and $328,000 for the three months ended June 30, 2015. The provision for loan losses has been increased to keep pace with increasing loan production that is fueling loan growth.

Noninterest Income. Total noninterest income increased to $3.81 million for the three months ended June 30, 2016, from $3.28 million for the three months ended June 30, 2015, an increase of $531,000 or 16.2%. The increase is primarily due to an increase in net gain on sale of loans which increased to $2.44 million for the three months ended June 30, 2016 from $1.86 million for the three months ended June 30, 2015. During the quarter ended June 30, 2016, $80.23 million residential mortgages were originated compared to $65.07 million for the quarter ended June 30, 2015. In addition, $68.78 million mortgage loans were sold during the current quarter compared to $64.74 million in the same quarter in the prior year.

Noninterest Expense. Noninterest expense was $6.69 million for the three months ended June 30, 2016 compared to $6.47 million for the three months ended June 30, 2015. The increase of $214,000 or 3.3% is largely due to increased salaries and employee benefits expense of $277,000, partially offset by a decrease in consulting fees of $177,000. This increase in salaries expense is due to higher mortgage commissions for the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015.

Income Tax Expense. Income tax expense was $340,000 for the three months ended June 30, 2016, compared to $172,000 for the three months ended June 30, 2015. The effective tax rate for the three months ended June 30, 2016 was 21.2%.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

Net Income. Eagle’s net income for the six months ended June 30, 2016 was $1.91 million compared to $1.18 million of net income for the six months ended June 30, 2015. The increase of $733,000, or 62.2%, was primarily due to an increase in net interest income after loan loss provision of $840,000 and an increase in noninterest income of $545,000, partially offset by an increase in noninterest expense of $401,000 and an increase in income tax expense of $251,000. Basic and diluted earnings per share were $0.51 and $0.49, respectively, for the current period. Basic and diluted earnings per share were $0.31 and $0.30, respectively, for the prior year comparable period.

Net Interest Income. Net interest income increased to $9.81 million for the six months ended June 30, 2016, from $8.71 million for the previous year’s six month period. This increase of $1.10 million was the result of an increase in interest and dividend income of $1.61 million partially offset by an increase in interest expense of $511,000.

Interest and Dividend Income. Interest and dividend income was $11.35 million for the six months ended June 30, 2016, compared to $9.74 million for the six months ended June 30, 2015, an increase of $1.61 million, or 16.5%. Interest and fees on loans increased to $9.79 million for the six months ended June 30, 2016 from $8.22 million for the same period ended June 30, 2015. This increase of $1.57 million, or 19.1%, was due to an increase in the average balance of loans partially offset by a decrease in the average yield of loans for the six months ended June 30, 2015. Average balances for loans receivable, net, including loans held-for-sale, for the six months ended June 30, 2016 were $438.28 million, compared to $349.90 million for the prior year period. This represents an increase of $88.39 million, or 25.3%. The average interest rate earned on loans receivable decreased by 23 basis points, from 4.70% to 4.47%. Interest and dividends on investment securities available-for-sale decreased slightly period over period. Average balances for investments decreased to $144.59 million for the six months ended June 30, 2016, from $153.68 million for the six months ended June 30, 2015. However, average interest rates earned on investments increased to 2.06% from 1.95%.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended June 30, 2016 and 2015 – continued

Interest Expense. Total interest expense for the six months ended June 30, 2016 was $1.54 million compared to $1.03 million for the six months ended June 30, 2015. The increase of $511,000 or 49.8% was largely attributable to an increase in interest expense on FHLB advances and other borrowings and subordinated debentures. The average borrowing balance increased from $50.96 million for the six months ended June 30, 2015 to $91.56 million for the six months ended June 30, 2016. The average rate paid increased from 1.31% for the six months ended June 30, 2015, to 1.75% for the six months ended June 30, 2016. Borrowings have been used to help fund the robust loan growth. Also, in June 2015, the Company completed the issuance of $10.00 million in aggregate principal amount of subordinated notes due in 2025. The slight increase in interest on deposits is due to higher overall average balances for interest-bearing deposits. The overall average rate on interest-bearing deposits was consistent with the prior year quarter.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank and past due loans in the portfolio. The Bank’s policies require a review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. The Bank recorded $909,000 in provision for loan losses for the six months ended June 30, 2016 and $650,000 in the six months ended June 30, 2015. The provision for loan losses has been increased to keep pace with increasing loan production that is fueling loan growth. Total nonperforming loans, including restructured loans, was $2.17 million at June 30, 2016. As of June 30, 2016, the Bank had $565,000 in foreclosed real estate property and other repossessed property.

Noninterest Income. Total noninterest income increased to $6.70 million for the six months ended June 30, 2016, from $6.16 million for the six months ended June 30, 2015, an increase of $545,000 or 8.9%. The increase is primarily due to an increase in net gain on sale of loans which increased $669,000 or 19.2%. During the six months ended June 30, 2016, $136.04 million residential mortgages were originated compared to $122.67 million for the six months ended June 30, 2015. In addition, $121.11 million mortgage loans were sold during the six months ended June 30, 2016 compared to $119.61 million in the same period in the prior year. Interchange and ATM fees also increased $135,000 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. These increases were partially offset by a decrease in net gain on sale of available for sale securities of $150,000 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Noninterest Expense. Noninterest expense was $13.23 million for the six months ended June 30, 2016 compared to $12.83 million for the six months ended June 30, 2015. The increase of $401,000 or 3.1% is largely due to increased salaries and employee benefits expense of $588,000, partially offset by a decrease in consulting fees of $334,000. The increase in salaries expense is due to higher mortgage commissions for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Income Tax Expense. Income tax expense was $459,000 for the six months ended June 30, 2016, compared to $208,000 for the six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2016 was 19.4%. Tax free municipal bond income and Bank owned life insurance income contribute to the lower effective tax rates. The effective tax rate is further reduced by a tax credit investment entered into by the Company in fiscal year 2013. The Bank made an investment in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over an estimated seven-year credit allowance period.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity

The Bank is required to maintain minimum levels of liquid assets as defined by the Montana Division of Banking and Federal Reserve Bank (“FRB”) regulations. The liquidity requirement is retained for safety and soundness purposes, and appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of both June 30, 2016 and December 31, 2015.

The Bank’s primary sources of funds are deposits, repayment of loans and mortgage-backed and collateralized mortgage obligation securities, maturities of investments, funds provided from operations and advances from the FHLB and other borrowings. Scheduled repayments of loans and mortgage-backed and collateralized mortgage obligation securities and maturities of investment securities are generally predictable. However, other sources of funds, such as deposit flows and loan prepayments, can be greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses liquidity resources principally to fund existing and future loan commitments. It also uses them to fund maturing certificates of deposit, demand deposit withdrawals and to invest in other loans and investments, maintain liquidity and meet operating expenses.

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on commitments to make loans and management’s assessment of the Bank’s ability to generate funds.

Capital Resources

At May 31, 2016 (the most recent report available for June 30, 2016), the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 2.5% compared to a decrease of 1.8% at November 30, 2015 (the most recent report available for December 31, 2015). The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

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

The Banks’s Tier I leverage ratio, as measured under State of Montana and FRB rules, decreased slightly from 9.36% as of December 31, 2015 to 9.17% as of June 30, 2016. The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

As of June 30, 2016, the Bank’s regulatory capital was in excess of all applicable regulatory requirements. As of June 30, 2016, the Bank’s total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios were 13.86%, 12.92%, 12.92% and 9.17%, respectively, compared to regulatory requirements of 8.0%, 6.0%, 4.5% and 4.0%, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources – continued

	June 30, 2016 (Unaudited)
	Dollar Amount	of Assets
	(Dollars in Thousands)
Total risk-based capital to risk weighted assets:
Capital level	$62,754	13.86%
Requirement	36,224	8.00
Excess	$26,530	5.86%

Tier I capital to risk weighted assets:
Capital level	$58,494	12.92%
Requirement	27,168	6.00
Excess	$31,326	6.92%

Common equity tier I capital to risk weighted assets:
Capital level	$58,494	12.92%
Requirement	20,376	4.50
Excess	$38,118	8.42%

Tier I capital to adjusted total assets:
Capital level	$58,494	9.17%
Requirement	25,527	4.00
Excess	$32,967	5.17%

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

The following table includes the Banks’s net interest income sensitivity analysis.

Changes in Market Interest Rates	Rate Sensitivity As of May 31, 2016		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	-0.81%	0.82%	-15.00%
-100	-1.39%	-4.93%	-15.00%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting.

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2016, nor were they effective as of March 31, 2016, as a result of the significant deficiency described below. This resulted in our principal executive officer and principal financial officer revising their prior conclusions of effectiveness of our disclosure controls and procedures contained in the Company’s Form 10-Q for the quarter ended March 31, 2016, and determining that our disclosure controls and procedures were not effective as of March 31, 2016.

In connection with the preparation of our financial statements for inclusion in this quarterly report, we identified a significant deficiency in our internal control over financial reporting. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. As a result of this significant deficiency, the Board of Directors concluded that the Company would restate the unaudited condensed consolidated financial statements for the quarter ended March 31, 2016, originally included in our Quarterly Report on Form 10-Q for the first quarter of 2016 (as described in detail in Note 2 to the unaudited consolidated financial statements included herein).

The significant deficiency consisted of two separate issues that resulted in the overstatement of interest income on mortgage loans for the quarter ended March 31, 2016. Management has determined that the misstatement occurred because of errors that occurred during loan setup for mortgage loans that were sold with servicing retained. The issue had been identified, but the severity had not been properly determined in a timely manner which allowed the misstatement to cross a quarterly reporting period.

To remediate the significant deficiency in our internal control over financial reporting noted above (and consequent deficiencies in our disclosure controls and procedures), we have continued to implement certain changes to the design of our internal controls. Specifically, we have provided additional training and strengthened the oversight and review of loan transactions, particularly relative to the sold mortgage loans. We are also in the process of formulating a management level disclosure committee to review and certify accuracy of public filings, providing additional training to executive management regarding the escalation of issues to those involved in financial reporting, and creating a written escalation process. While our remediation efforts are in process, they have not been completed.

Except as described above, during the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 21, 2016, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. The plan expires on July 21, 2017.

On July 23, 2015, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. The Company did not purchase any of its common stock during the six months ended June 30, 2016. During the three months ended December 31, 2015, 15,000 shares were purchased at an average price of $11.75 per share. During the three months ended September 30, 2015, 46,065 shares were purchased at an average price of $11.47 per share. The plan expired on July 23, 2016.

On July 1, 2014, the Board authorized the repurchase of up to 200,000 shares of its common stock. Under this plan, shares could be purchased on the open market or in privately negotiated transactions. Under this plan, 55,800 shares were purchased at an average price of $11.03 per share during the six months ended June 30, 2015. In addition, under this plan, 55,000 shares were purchased at an average price of $10.66 per share during the six month transition period ended December 31, 2014. The plan expired on June 30, 2015.

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

EAGLE BANCORP MONTANA, INC.

Date: August 10, 2016	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: August 10, 2016	By:	/s/ Laura F. Clark
Laura F. Clark
Senior Vice President/CFO