Form 10-Q
period 2016-09-30
Eagle Bancorp Montana, Inc.
filed 2016-11-09
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 9, 2016

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

These forward-looking statements are based on current beliefs and expectations of the management of Eagle Bancorp Montana, Inc. (the “Company” or “Eagle”) and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS:
Cash and due from banks	$6,802	$6,468
Interest-bearing deposits in banks	1,029	970
Total cash and cash equivalents	7,831	7,438

Securities available-for-sale	133,754	145,738
Federal Home Loan Bank stock	3,870	3,397
Federal Reserve Bank stock	871	887
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	19,415	18,702
Loans receivable, net of deferred loan fees of $919 at September 30, 2016 and $795 at December 31, 2015 and allowance for loan losses of $4,650 at September 30, 2016 and $3,550 at December 31, 2015	456,849	403,734
Accrued interest and dividends receivable	2,138	2,278
Mortgage servicing rights, net	5,439	4,968
Premises and equipment, net	19,543	18,217
Cash surrender value of life insurance	13,996	12,514
Real estate and other repossessed assets acquired in settlement of loans, net	513	595
Goodwill	7,034	7,034
Core deposit intangible, net	416	514
Deferred tax asset, net	462	1,490
Other assets	2,209	2,686

Total assets	$674,495	$630,347

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	September 30,	December 31,
	2016	2015
LIABILITIES:
Deposit accounts:
Noninterest bearing	$89,242	$77,031
Interest bearing	426,035	406,151
Total deposits	515,277	483,182

Accrued expenses and other liabilities	5,363	4,050
Federal Home Loan Bank advances and other borrowings	78,855	72,716
Subordinated debentures:
Principal amount	15,155	15,155
Unamortized debt issuance costs	(190)	(206)
Total subordinated debentures less unamortized debt issuance costs	14,965	14,949

Total liabilities	614,460	574,897

SHAREHOLDERS' EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 8,000,000 shares authorized; 4,083,127 shares issued; 3,779,464 shares outstanding at September 30, 2016 and December 31, 2015)	41	41
Additional paid-in capital	22,184	22,152
Unallocated common stock held by Employee Stock Ownership Plan	(850)	(975)
Treasury stock, at cost	(3,321)	(3,321)
Retained earnings	40,096	37,301
Net accumulated other comprehensive income	1,885	252
Total shareholders' equity	60,035	55,450

Total liabilities and shareholders' equity	$674,495	$630,347

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$5,461	$4,390	$15,253	$12,607
Securities available-for-sale	709	759	2,196	2,255
Federal Home Loan Bank and Federal Reserve Bank dividends	37	5	103	25
Interest on deposits in banks	-	-	1	1
Other interest income	1	-	4	5
Total interest and dividend income	6,208	5,154	17,557	14,893

INTEREST EXPENSE:
Deposits	383	400	1,119	1,093
Federal Home Loan Bank advances and other borrowings	209	130	622	401
Subordinated debentures	195	191	584	254
Total interest expense	787	721	2,325	1,748

NET INTEREST INCOME	5,421	4,433	15,232	13,145

Loan loss provision	472	310	1,381	960

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	4,949	4,123	13,851	12,185

NONINTEREST INCOME:
Service charges on deposit accounts	229	317	639	783
Net gain on sale of loans (includes $859 and $462 for the three months ended September 30, 2016 and 2015, respectively, and $2,130 and $1,487 for the nine months ended September 30, 2016 and 2015, respectively, related to accumulated other comprehensive earnings reclassification)	3,164	1,639	7,320	5,126
Mortgage loan servicing fees	462	523	1,267	1,360
Wealth management income	166	174	461	470
Interchange and ATM fees	227	146	652	436
Appreciation in cash surrender value of life insurance	133	105	358	315
Net gain on sale of available-for-sale securities (includes $110 and $0 for the three months ended September 30, 2016 and 2015, respectively, and $194 and $234 for the nine months ended September 30, 2016 and 2015, respectively, related to accumulated other comprehensive earnings reclassification)	110	-	194	234
Net (loss) gain on sale of real estate owned and other repossessed property	(6)	(2)	6	(4)
Net loss on fair value hedge	-	-	-	(93)
Other noninterest income	204	10	494	442
Total noninterest income	4,689	2,912	11,391	9,069

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
NONINTEREST EXPENSE:
Salaries and employee benefits	$4,177	$3,660	$11,783	$10,678
Occupancy and equipment expense	698	838	2,158	2,307
Data processing	456	560	1,467	1,605
Advertising	192	170	530	563
Amortization of mortgage servicing rights	326	218	839	640
Amortization of core deposit intangible and tax credits	112	116	335	317
Federal insurance premiums	99	83	305	251
Postage	60	63	148	152
Legal, accounting and examination fees	120	126	279	415
Consulting fees	44	72	161	523
Other noninterest expense	875	586	2,388	1,874
Total noninterest expense	7,159	6,492	20,393	19,325

INCOME BEFORE INCOME TAXES	2,479	543	4,849	1,929

Income tax expense (includes ($341) and $671 for the three months ended September 30, 2016 and 2015, respectively, and $1,124 and $71 for the nine months ended September 30, 2016 and 2015, respectively related to income tax (benefit) expense from reclassification items)	707	22	1,166	230

NET INCOME	$1,772	$521	$3,683	$1,699

BASIC EARNINGS PER SHARE	$0.46	$0.14	$0.97	$0.44

DILUTED EARNINGS PER SHARE	$0.46	$0.14	$0.95	$0.44

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC EPS)	3,779,464	3,804,532	3,779,464	3,823,896

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED EPS)	3,873,171	3,841,787	3,873,171	3,861,151

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

NET INCOME	$1,772	$521	$3,683	$1,699

OTHER ITEMS OF COMPREHENSIVE (LOSS) INCOME:
Change in fair value of investment securities available for sale, before income taxes	(676)	1,688	2,778	485
Reclassification for realized gains and losses on investment securities included in income, before income tax	(110)	-	(194)	(234)
Change in fair value of derivatives designated as cash flow hedges, before income taxes	808	420	2,303	1,411
Reclassification for realized gains on derivatives designated as cash flow hedges, before income taxes	(859)	(462)	(2,130)	(1,487)
Total other items of comprehensive (loss) income	(837)	1,646	2,757	175

Income tax benefit (expense) related to:
Investment securities	320	(688)	(1,053)	(102)
Derivatives designated as cash flow hedges	21	17	(71)	31
Total income tax benefit (expense)	341	(671)	(1,124)	(71)

COMPREHENSIVE INCOME	$1,276	$1,496	$5,316	$1,803

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							ACCUMULATED
				UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	(LOSS) INCOME	TOTAL

Balance at January 1, 2015	$-	$41	$22,122	$(1,141)	$(2,194)	$35,885	$(215)	$54,498

Net income						1,699		1,699

Other comprehensive income							104	104

Dividends paid						(870)		(870)

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (12,462 shares)			12	125				137

Treasury stock purchased (101,865 shares at $11.23 average cost per share)					(1,144)			(1,144)

Balance at September 30, 2015	$-	$41	$22,134	$(1,016)	$(3,338)	$36,714	$(111)	$54,424

Balance at January 1, 2016	$-	$41	$22,152	$(975)	$(3,321)	$37,301	$252	$55,450

Net income						3,683		3,683

Other comprehensive income							1,633	1,633

Dividends paid						(888)		(888)

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (12,462 shares)			32	125				157

Balance at September 30, 2016	$-	$41	$22,184	$(850)	$(3,321)	$40,096	$1,885	$60,035

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,683	$1,699
Adjustments to reconcile net income to net cash provided by operating activities:
Loan loss provision	1,381	960
Depreciation	797	924
Net amortization of investment securities premiums and discounts	1,419	1,530
Amortization of mortgage servicing rights	839	640
Amortization of core deposit intangible and tax credits	335	317
Deferred income tax benefit	(96)	(207)
Net gain on sale of loans	(7,320)	(5,126)
Net gain on sale of available-for-sale securities	(194)	(234)
Net (gain) loss on sale of real estate owned and other repossessed assets	(6)	4
Net loss on fair value hedge	-	93
Net loss (gain) on sale/disposal of premises and equipment	6	(304)
Net appreciation in cash surrender value of life insurance	(367)	(244)
Net change in:
Accrued interest and dividends receivable	140	(14)
Loans held-for-sale	6,780	7,906
Other assets	256	(1,311)
Accrued expenses and other liabilities	1,470	1,326
Net cash provided by operating activities	9,123	7,959

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	20,248	31,043
Maturities, principal payments and calls	8,093	8,851
Purchases	(14,998)	(26,612)
Federal Home Loan Bank stock purchased	(473)	(885)
Federal Reserve Bank stock redeemed	16	(1)
Loan origination and principal collection, net	(55,840)	(74,276)
Proceeds from Bank owned life insurance	885	-
Purchases of Bank owned life insurance	(2,000)	(450)
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	122	23
Proceeds from sale of premises and equipment	7	1,437
Additions to premises and equipment	(2,136)	(396)
Net cash used in investing activities	(46,076)	(61,266)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$32,095	$39,728
Net short-term advances (payments) on Federal Home Loan Bank and other borrowings	9,601	(4,747)
Long-term advances from Federal Home Loan Bank and other borrowings	5,000	13,000
Payments on long-term Federal Home Loan Bank and other borrowings	(8,462)	(7,712)
Proceeds from issuance of subordinated debentures	-	10,000
Payment for debt issuance costs	-	(204)
Dividends paid	(888)	(870)
Purchase of treasury stock, at cost	-	(1,144)
Net cash provided by financing activities	37,346	48,051

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	393	(5,256)

CASH AND CASH EQUIVALENTS, beginning of period	7,438	12,502

CASH AND CASH EQUIVALENTS, end of period	$7,831	$7,246

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,341	$1,742

Cash paid during the period for income taxes	$1,315	$142

NON-CASH INVESTING ACTIVITIES:
Increase in market value of securities available-for-sale	$2,584	$251

Mortgage servicing rights recognized	$1,310	$1,333

Loans transferred to real estate and other assets acquired in foreclosure	$34	$9

Employee Stock Ownership Plan shares released	$157	$137

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

The results of operations for the nine month period ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-K for the year ended December 31, 2015.

Certain prior period amounts have been reclassified to conform to the presentation for 2016. These reclassifications had no impact on net income or total shareholders’ equity. Certain loan amounts were reclassified for prior periods to be consistent with loan category classification for September 30, 2016. Interchange and ATM fees and appreciation in cash surrender value of life insurance were previously included in other noninterest income on the Consolidated Statements of Income. These amounts were presented on their own lines for the three and nine months ended September 30, 2016 and prior year amounts were reclassed to be consistent with the current year presentation.

The Company evaluated subsequent events for potential recognition and/or disclosure through November 9, 2016 the date the unaudited consolidated financial statements were issued.

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	September 30, 2016				December 31, 2015
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(In Thousands)
Available-for-Sale:
U.S. government and agency obligations	$5,875	$105	$(4)	$5,976	$10,684	$26	$(95)	$10,615
Municipal obligations	68,253	1,987	(71)	70,169	66,606	1,041	(578)	67,069
Corporate obligations	9,495	10	(170)	9,335	9,615	-	(165)	9,450
MBSs - government-backed	30,745	417	(113)	31,049	32,810	111	(186)	32,735
CMOs - government backed	17,012	218	(5)	17,225	26,233	40	(404)	25,869
Total	$131,380	$2,737	$(363)	$133,754	$145,948	$1,218	$(1,428)	$145,738

Proceeds from sales of available-for-sale securities and the associated gross realized gains and losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In Thousands)
Proceeds from sale of available-for-sale securities	$17,086	$-	$20,248	$31,043

Gross realized gain on sale of available-for-sale securities	$133	$-	$217	$534
Gross realized loss on sale of available-for-sale securities	(23)	-	(23)	(300)
Net realized gain on sale of available-for-sale securities	$110	$-	$194	$234

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

The amortized cost and fair value of securities at September 30, 2016 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$-	$-
Due from one to five years	9,205	9,215
Due from five to ten years	15,735	15,914
Due after ten years	58,683	60,351
	83,623	85,480
MBSs - government-backed	30,745	31,049
CMOs - government-backed	17,012	17,225
Total	$131,380	$133,754

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	September 30, 2016
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$1,012	$(4)	$-	$-
Municipal obligations	7,242	(66)	452	(5)
Corporate obligations	1,565	(1)	4,908	(169)
MBSs and CMOs - government-backed	6,207	(40)	7,263	(78)
Total	$16,026	$(111)	$12,623	$(252)

	December 31, 2015
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$3,173	$(24)	$5,986	$(71)
Municipal obligations	15,913	(132)	21,163	(446)
Corporate obligations	5,283	(80)	3,915	(85)
MBSs and CMOs - government-backed	23,164	(249)	13,886	(341)
Total	$47,533	$(485)	$44,950	$(943)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of September 30, 2016 and December 31, 2015, there were 32 and 85, respectively, securities in an unrealized loss position and that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

At September 30, 2016, 15 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 0.85% from the Company’s amortized cost basis of these securities. At December 31, 2015, 52 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 1.43% from the Company’s amortized cost basis of these securities. These unrealized losses are principally due to changes in interest rates and credit spreads. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

At September 30, 2016, 9 corporate obligations had unrealized losses of approximately 2.56% from the Company’s amortized cost basis of these securities. At December 31, 2015, 13 corporate obligations had unrealized losses with aggregate depreciation of approximately 1.76% from the Company's amortized cost basis of these securities. These unrealized losses are principally due to changes in interest rates. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

At September 30, 2016, 8 mortgage-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) had unrealized losses with aggregate depreciation of approximately 0.87% from the Company’s amortized cost basis of these securities. At December 31, 2015, 20 MBSs and CMOs had unrealized losses with aggregate depreciation of approximately 1.57% from the Company’s amortized cost basis of these securities. We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market, changes in interest rates and credit spreads and uncertainty of future prepayment speeds. Management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected. In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. There has been no disruption of the scheduled cash flows on any of the securities. Management’s analysis as of September 30, 2016 revealed no expected credit losses on the securities and therefore, declines are not deemed to be other than temporary.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE

Loans receivable consisted of the following:

	September 30,	December 31,
	2016	2015
	(In Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$113,287	$118,133
Commercial real estate	205,819	167,930
Real estate construction	20,649	22,958

Other loans:
Home equity	47,694	45,345
Consumer	14,867	14,641
Commercial	60,102	39,072

Total	462,418	408,079

Allowance for loan losses	(4,650)	(3,550)
Deferred loan fees, net	(919)	(795)
Total loans, net	$456,849	$403,734

Within the commercial real estate loan category above, $11,723,000 and $12,117,000 was guaranteed by the United States Department of Agriculture Rural Development, at September 30, 2016 and December 31, 2015, respectively. In addition, within the commercial loan category above, $1,631,000 and $1,917,000 were in loans originated through a syndication program where the business resides outside of Montana, at September 30, 2016, and December 31, 2015, respectively.

The following table includes information regarding nonperforming assets.

	September 30,	December 31,
	2016	2015
	(Dollars in Thousands)

Non-accrual loans	$1,421	$2,030
Accruing loans delinquent 90 days or more	301	472
Restructured loans, net	44	46
Total nonperforming loans	1,766	2,548
Real estate owned and other repossessed assets, net	513	595
Total nonperforming assets	$2,279	$3,143

Total non-performing assets as a percentage of total assets	0.34%	0.50%

Allowance for loan losses	$4,650	$3,550

Percent of allowance for loan losses to non-performing loans	263.31%	139.32%

Percent of allowance for loan losses to non-performing assets	204.04%	112.95%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

Allowance for loan losses activity was as follows:

	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, July 1, 2016	$981	$2,007	$244	$365	$174	$489	$4,260
Charge-offs	(4)	-	-	-	(79)	-	(83)
Recoveries	-	-	-	-	1	-	1
Provision	-	170	-	28	74	200	472
Ending balance, September 30, 2016	$977	$2,177	$244	$393	$170	$689	$4,650

Allowance for loan losses:
Beginning balance, January 1, 2016	$911	$1,593	$184	$342	$66	$454	$3,550
Charge-offs	(4)	-	-	(7)	(179)	(104)	(294)
Recoveries	-	-	-	-	13	-	13
Provision	70	584	60	58	270	339	1,381
Ending balance, September 30, 2016	$977	$2,177	$244	$393	$170	$689	$4,650

Ending balance, September 30, 2016 allocated to loans individually evaluated for impairment	$-	$-	$-	$-	$14	$15	$29

Ending balance, September 30, 2016 allocated to loans collectively evaluated for impairment	$977	$2,177	$244	$393	$156	$674	$4,621

Loans receivable:
Ending balance, September 30, 2016	$113,287	$205,819	$20,649	$47,694	$14,867	$60,102	$462,418

Ending balance, September 30, 2016 of loans individually evaluated for impairment	$423	$374	$-	$339	$68	$261	$1,465

Ending balance, September 30, 2016 of loans collectively evaluated for impairment	$112,864	$205,445	$20,649	$47,355	$14,799	$59,841	$460,953

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, July 1, 2015	$685	$1,425	$45	$326	$52	$417	$2,950
Charge-offs	-	-	-	-	(14)	(25)	(39)
Recoveries	-	-	-	-	8	1	9
Provision	67	168	34	10	16	15	310
Ending balance, September 30, 2015	$752	$1,593	$79	$336	$62	$408	$3,230

Allowance for loan losses:
Beginning balance, January 1, 2015	$684	$1,098	$35	$270	$46	$317	$2,450
Charge-offs	(137)	-	-	-	(29)	(25)	(191)
Recoveries	-	-	-	-	10	1	11
Provision	205	495	44	66	35	115	960
Ending balance, September 30, 2015	$752	$1,593	$79	$336	$62	$408	$3,230

Ending balance, September 30, 2015 allocated to loans individually evaluated for impairment	$-	$-	$-	$-	$15	$-	$15

Ending balance, September 30, 2015 allocated to loans collectively evaluated for impairment	$752	$1,593	$79	$336	$47	$408	$3,215

Loans receivable:
Ending balance, September 30, 2015	$117,320	$156,293	$23,210	$46,632	$14,885	$33,884	$392,224

Ending balance, September 30, 2015 of loans individually evaluated for impairment	$1,207	$668	$731	$282	$61	$616	$3,565

Ending balance, September 30, 2015 of loans collectively evaluated for impairment	$116,113	$155,625	$22,479	$46,350	$14,824	$33,268	$388,659

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

Internal classification of the loan portfolio was as follows:

	September 30, 2016
	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Grade:
Pass	$112,285	$204,964	$20,193	$47,356	$14,785	$59,681	$459,264
Special mention	-	30	456	-	-	146	632
Substandard	1,002	825	-	338	68	260	2,493
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	14	15	29
Total	$113,287	$205,819	$20,649	$47,694	$14,867	$60,102	$462,418

Credit risk profile based on payment activity
Performing	$112,567	$205,441	$20,649	$47,355	$14,799	$59,841	$460,652
Restructured loans	-	-	-	44	-	-	44
Nonperforming	720	378	-	295	68	261	1,722
Total	$113,287	$205,819	$20,649	$47,694	$14,867	$60,102	$462,418

	December 31, 2015
	Residential
	Mortgage	Commercial		Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Grade:
Pass	$116,711	$167,263	$22,176	$45,100	$14,486	$38,675	$404,411
Special mention	-	-	-	-	-	-	-
Substandard	1,422	667	782	156	140	367	3,534
Doubtful	-	-	-	82	4	-	86
Loss	-	-	-	7	11	30	48
Total	$118,133	$167,930	$22,958	$45,345	$14,641	$39,072	$408,079

Credit risk profile based on payment activity
Performing	$117,182	$167,259	$22,711	$45,138	$14,496	$38,745	$405,531
Restructured loans	-	-	-	46	-	-	46
Nonperforming	951	671	247	161	145	327	2,502
Total	$118,133	$167,930	$22,958	$45,345	$14,641	$39,072	$408,079

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables include information regarding delinquencies within the loan portfolio.

	September 30, 2016
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
	(In Thousands)
Residential mortgage (1-4 family)	$1,282	$720	$2,002	$111,285	$113,287	$297
Commercial real estate	224	378	602	205,217	205,819	4
Real estate construction	727	-	727	19,922	20,649	-
Home equity	432	295	727	46,967	47,694	-
Consumer	128	68	196	14,671	14,867	-
Commercial	246	261	507	59,595	60,102	-
Total	$3,039	$1,722	$4,761	$457,657	$462,418	$301

	December 31, 2015
						Recorded
		90 Days				Investment
	30-89 Days	and	Total		Total	>90 Days and
	Past Due	Greater	Past Due	Current	Loans	Still Accruing
	(In Thousands)
Residential mortgage (1-4 family)	$1,163	$951	$2,114	$116,019	$118,133	$221
Commercial real estate	177	671	848	167,082	167,930	4
Real estate construction	662	247	909	22,049	22,958	247
Home equity	319	161	480	44,865	45,345	-
Consumer	184	145	329	14,312	14,641	-
Commercial	173	327	500	38,572	39,072	-
Total	$2,678	$2,502	$5,180	$402,899	$408,079	$472

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables include information regarding impaired loans.

	September 30, 2016
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
With no related allowance:
Residential mortgage (1-4 family)	$423	$423	$-
Commercial real estate	374	374	-
Construction	-	-	-
Home equity	339	386	-
Consumer	54	101	-
Commercial	246	246	-

With a related allowance:
Residential mortgage (1-4 family)	-	-	-
Commercial real estate	-	-	-
Construction	-	-	-
Home equity	-	-	-
Consumer	14	14	14
Commercial	15	15	15

Total:
Residential mortgage (1-4 family)	423	423	-
Commercial real estate	374	374	-
Construction	-	-	-
Home equity	339	386	-
Consumer	68	115	14
Commercial	261	261	15
Total	$1,465	$1,559	$29

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

	December 31, 2015
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
With no related allowance:
Residential mortgage (1-4 family)	$730	$730	$-
Commercial real estate	667	667	-
Construction	-	-	-
Home equity	200	234	-
Consumer	134	134	-
Commercial	297	297	-

With a related allowance:
Residential mortgage (1-4 family)	-	-	-
Commercial real estate	-	-	-
Construction	-	-	-
Home equity	7	7	7
Consumer	11	11	11
Commercial	30	30	30

Total:
Residential mortgage (1-4 family)	730	730	-
Commercial real estate	667	667	-
Construction	-	-	-
Home equity	207	241	7
Consumer	145	145	11
Commercial	327	327	30
Total	$2,076	$2,110	$48

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	Average Recorded Investment
	(In Thousands)

Residential mortgage (1-4 family)	$711	$919	$576	$1,340
Commercial real estate	374	334	521	333
Construction	-	653	-	365
Home equity	336	272	273	305
Consumer	93	52	107	58
Commercial	261	602	294	423
Total	$1,775	$2,832	$1,771	$2,824

Interest income recognized on impaired loans for the three and nine months ended September 30, 2016 and 2015 is considered insignificant.

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

As of September 30, 2016, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $44,000 (310-40-65-1(b)), and there was no allowance for credit losses associated with these receivables, on the basis of a current evaluation of loss (310-40-65-1(b)). There was $34,000 charged-off at the time of restructure related to these receivables.

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

September 30, 2016
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

During the three and nine months ended September 30, 2016 and 2015, there were no new restructured loans.

There were no loans modified as a troubled debt restructured loan within the previous nine months for which there was a payment default during the nine months ended September 30, 2016.

A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral. As of September 30, 2016 and December 31, 2015, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. DEPOSITS

Deposits are summarized as follows:

	September 30,	December 31,
	2016	2015
	(In Thousands)

Noninterest checking	$89,242	$77,031
Interest bearing checking	89,873	87,350
Savings	80,669	71,474
Money market	85,880	94,880
Time certificates of deposit	169,613	152,447
Total	$515,277	$483,182

NOTE 6. SUBORDINATED DEBENTURES

Subordinated debentures consisted of the following:

	September 30, 2016		December 31, 2015
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)
Subordinated debentures:
Variable at 3-Month Libor plus 1.42%, due 2035	$5,155	$-	$5,155	$-
Fixed at 6.75%, due 2025	10,000	(190)	10,000	(206)
Total	$15,155	$(190)	$15,155	$(206)

In June 2015, the Company completed the issuance of $10,000,000 in aggregate principal amount of subordinated notes due in 2025 in a private placement transaction to an institutional accredited investor. The notes will bear interest at an annual fixed rate of 6.75% and interest will be paid quarterly through maturity date or earlier redemption.

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to Eagle Bancorp Statutory Trust I (“the Trust”). The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at 3-Month LIBOR plus 1.42%, making the rate 2.274% and 2.033% as of September 30, 2016 and December 31, 2015, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. EARNINGS PER SHARE

Basic earnings per share for the three months ended September 30, 2016 was computed using 3,779,464 weighted average shares outstanding. Basic earnings per share for the three months ended September 30, 2015 was computed using 3,804,532 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations was 3,873,171 for the three months ended September 30, 2016 and 3,841,787 for the three months ended September 30, 2015.

Basic earnings per share for the nine months ended September 30, 2016 was computed using 3,779,464 weighted average shares outstanding. Basic earnings per share for the nine months ended September 30, 2015 was computed using 3,823,896 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations was 3,873,171 for the nine months ended September 30, 2016 and 3,861,151 for the nine months ended September 30, 2015.

NOTE 8. DIVIDENDS AND STOCK REPURCHASE PROGRAM

For the year ended December 31, 2015, Eagle paid dividends of $0.075 per share for the quarters ended March 31 and June 30, 2015. Eagle paid dividends of $0.0775 per share for the quarters ended September 30 and December 31, 2015. A dividend of $0.0775 per share was declared on January 21, 2016, and paid March 4, 2016 to shareholders of record on February 12, 2016. A dividend of $0.0775 per share was declared on April 28, 2016, payable on June 3, 2016 to shareholders of record on May 13, 2016. A dividend of $0.08 per share was declared on July 21, 2016, payable on September 2, 2016 to shareholders of record on August 12, 2016. A dividend of $0.08 per share was declared on October 20, 2016, payable on December 2, 2016 to shareholders of record on November 11, 2016.

On July 21, 2016, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased under this plan during the three months ended September 30, 2016. The plan expires on July 21, 2017.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

	Unrealized	Unrealized
	Gains (Losses)	(Losses) Gains
	on Derivatives	on Investment
	Designated as	Securities
	Cash Flow Hedges	Available-for-Sale	Total
	(In Thousands)

Balance, January 1, 2016	$376	$(124)	$252
Other comprehensive income, before reclassifications and income taxes	1,495	3,454	4,949
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(1,271)	(84)	(1,355)
Income tax expense	(92)	(1,373)	(1,465)
Total other comprehensive income	132	1,997	2,129
Balance, June 30, 2016	508	1,873	2,381
Other comprehensive income (loss), before reclassifications and income taxes	808	(676)	132
Amounts reclassified from accumulated other comprehensive income, before income taxes	(859)	(110)	(969)
Income tax benefit	21	320	341
Total other comprehensive loss	(30)	(466)	(496)
Balance, September 30, 2016	$478	$1,407	$1,885

Balance, January 1, 2015	$294	$(509)	$(215)
Other comprehensive income (loss), before reclassifications and income taxes	991	(1,203)	(212)
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(1,025)	(234)	(1,259)
Income tax benefit	14	586	600
Total other comprehensive loss	(20)	(851)	(871)
Balance, June 30, 2015	274	(1,360)	(1,086)
Other comprehensive income, before reclassifications and income taxes	420	1,688	2,108
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(462)	-	(462)
Income tax benefit (expense)	17	(688)	(671)
Total other comprehensive (loss) income	(25)	1,000	975
Balance, September 30, 2015	$249	$(360)	$(111)

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

At December 31, 2014, the interest rate swap on the fixed-rate loan was ineffective. The Bank recorded a loss of $317,000 in noninterest income during the quarter ended December 31, 2014 related to the ineffectiveness. The interest rate swap was terminated during the quarter ended March 31, 2015. The Bank recorded a loss of $93,000 in noninterest income during the quarter ended March 31, 2015 related to the swap termination. The loan fair value adjustment of $138,000 at March 31, 2015 will be amortized over the remaining life of the loan which matures September 1, 2030. The remaining balance was $125,000 at September 30, 2016.

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amount of interest rate lock commitments was $39,246,000 and $24,378,000 at September 30, 2016 and December 31, 2015, respectively. The fair value of such commitments was insignificant.

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

Derivative Financial Instruments – Fair values for interest rate swap agreements were based upon the amounts required to settle the contracts. These instruments were valued using Level 2 inputs utilizing valuation models that considered: (a) time value, (b) volatility factors and (c) current market and contractual prices for the underlying instruments, as well as other relevant economic measures.

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	September 30, 2016
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial Assets:
Available-for-sale securities
U.S. government and agency	$-	$5,976	$-	$5,976
Municipal obligations	-	70,169	-	70,169
Corporate obligations	-	9,335	-	9,335
MBSs - government-backed	-	31,049	-	31,049
CMOs - government backed	-	17,225	-	17,225
Loans held-for-sale	-	19,415	-	19,415

	December 31, 2015
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial Assets:
Available-for-sale securities
U.S. government and agency	$-	$10,615	$-	$10,615
Municipal obligations	-	67,069	-	67,069
Corporate obligations	-	9,450	-	9,450
MBSs - government-backed	-	32,735	-	32,735
CMOs - government backed	-	25,869	-	25,869
Loans held-for-sale	-	18,702	-	18,702

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

The following tables summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2016
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$1,436	$1,436
Repossessed assets	-	-	513	513

	December 31, 2015
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$2,028	$2,028
Repossessed assets	-	-	595	595

As of September 30, 2016, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $1,465,000 were reduced by specific valuation allowance allocations totaling $29,000 to a total reported fair value of $1,436,000 based on collateral valuations utilizing Level 3 valuation inputs.

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

	Fair Value at		Principal	Significant	Range of
	September 30,	December 31,	Valuation	Unobservable	Signficant Input
Instrument	2016	2015	Technique	Inputs	Values
(Dollars In Thousands)
Impaired loans	$1,436	$2,028	Appraisal of collateral (1)	Appraisal adjustments	10	-	30%

Repossessed Assets	$513	$595	Appraisal of collateral (1)(3)	Liquidation expenses (2)	10	-	30%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable, less associated allowance.
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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. FAIR VALUE DISCLOSURES - continued

FASB ASC Topic 825 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. Below is a table that summarizes the fair market values of all financial instruments of the Company at September 30, 2016 and December 31, 2015, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

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

	September 30, 2016
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial Assets:
Cash and cash equivalents	$7,831	$-	$-	$7,831	$7,831
Federal Home Loan Bank stock	3,870	-	-	3,870	3,870
Federal Reserve Bank stock	871	-	-	871	871
Loans receivable, net	-	-	463,337	463,337	455,413
Accrued interest and dividends receivable	2,138	-	-	2,138	2,138
Mortgage servicing rights	-	-	6,319	6,319	5,439
Cash surrender value of life insurance	13,996	-	-	13,996	13,996
Financial Liabilities:
Non-maturing interest bearing deposits	-	256,422	-	256,422	256,422
Noninterest bearing deposits	89,242	-	-	89,242	89,242
Time certificates of deposit	-	-	169,952	169,952	169,613
Accrued expenses and other liabilities	5,363	-	-	5,363	5,363
Federal Home Loan Bank advances and other borrowings	-	-	79,076	79,076	78,855
Subordinated debentures	-	-	14,774	14,774	15,155
Off-balance-sheet instruments
Forward loan sales commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

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

Cash, Interest Bearing Accounts, Accrued Interest and Dividends Receivable and Accrued Expenses and Other Liabilities – The carrying amounts approximate fair value due to the relatively short period of time between the origination of these instruments and their expected realization.

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

Advances from the FHLB and Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective September 30, 2016 and December 31, 2015, respectively if the borrowings repriced according to their stated terms.

Off-Balance-Sheet Instruments – Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair values of these financial instruments are considered insignificant. Additionally, those financial instruments have no carrying value.

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee (“FOMC”) changed the federal funds target rate from 0.25% to 0.50% in December 2015. The rate remained at 0.50% during the nine months ended September 30, 2016.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between September 30, 2016 and December 31, 2015.

Total assets at September 30, 2016 were $674.50 million, an increase of $44.15 million, or 7.0%, from $630.35 million at December 31, 2015. Loans receivable increased by $53.12 million, or 13.2%, to $456.85 million at September 30, 2016. Securities available-for-sale decreased by $11.99 million, or 8.2%, to $133.75 million at September 30, 2016. Total liabilities at September 30, 2016 were $614.46 million, an increase of $39.56 million, or 6.9%, from $574.90 million at December 31, 2015. Total deposits increased $32.10 million or 6.6%, to $515.28 million at September 30, 2016. Federal Home Loan Bank (“FHLB”) advances and other borrowings increased $6.14 million, or 8.4%, to $78.86 million at September 30, 2016.

Balance Sheet Details

Investment Activities

The following table summarizes investment activities:

	September 30,		December 31,
	2016		2015
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency	$5,976	4.28%	$10,615	7.03%
Municipal obligations	70,169	50.29%	67,069	44.42%
Corporate obligations	9,335	6.69%	9,450	6.26%
MBSs - government-backed	31,049	22.26%	32,735	21.68%
CMOs - government-backed	17,225	12.35%	25,869	17.13%

Total securities available-for-sale	133,754	95.87%	145,738	96.52%

Interest-bearing deposits with banks	1,029	0.74%	970	0.64%

FHLB capital stock, at cost	3,870	2.77%	3,397	2.25%

FRB capital stock, at cost	871	0.62%	887	0.59%

Total	$139,524	100.00%	$150,992	100.00%

Securities available-for-sale were $133.75 million at September 30, 2016, a decrease of $11.99 million, or 8.2%, from $145.74 million at December 31, 2015. The largest decrease in securities available-for-sale was in CMOs, which decreased $8.64 million primarily due to sales activity. U.S. government and agency securities decreased by $4.64 million largely due to a security sale. MBSs decreased $1.69 million. This decrease was due to MBSs sales and principal payments received partially offset by MBSs purchases. Municipal obligations increased by $3.10 million due to purchase activity partially offset by sales activity.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	September 30,		December 31,
	2016		2015
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real estate loans:
Residential mortgage (1-4 family) (1)	$113,287	24.50%	$118,133	28.95%
Commercial real estate	205,819	44.50%	167,930	41.15%
Real estate construction	20,649	4.47%	22,958	5.63%
Total real estate loans	339,755	73.47%	309,021	75.73%

Other loans:
Home equity	47,694	10.31%	45,345	11.11%
Consumer	14,867	3.22%	14,641	3.59%
Commercial	60,102	13.00%	39,072	9.57%
Total other loans	122,663	26.53%	99,058	24.27%

Total loans	462,418	100.00%	408,079	100.00%

Deferred loan fees, net	(4,650)		(795)
Allowance for loan losses	(919)		(3,550)

Total loans, net	$456,849		$403,734

(1) Excludes loans held for sale.

Loans receivable increased $53.12 million to $456.85 million at September 30, 2016. The increase was largely due to an increase in commercial real estate loans of $37.89 million and commercial loans of $21.03 million. Home equity loans increased by $2.34 million. Consumer loans remained consistent period over period only increasing $226,000. These increases were slightly offset by decreases in residential mortgage loans of $4.84 million and construction loans of $2.31 million. Total loan originations were $310.44 million for the nine months ended September 30, 2016, with residential mortgages accounting for $236.87 million of the total. Commercial real estate and land loan originations were $45.00 million. Home equity and construction loan originations were $729,000 and $1.44 million, respectively, for the same period. Consumer loan originations were $6.06 million. Commercial loan originations were $20.34 million, with none originating from loan syndication programs with borrowers residing outside of Montana. Loans held-for-sale increased slightly to $19.42 million at September 30, 2016 from $18.70 million at December 31, 2015.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities – continued

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. As of September 30, 2016, the Bank had $512,000 of real estate owned.

The following table sets forth information regarding nonperforming assets:

	September 30,	December 31,
	2016	2015
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential mortgage (1-4 family)	$423	$730
Commercial real estate	374	667
Other loans:
Home equity	295	161
Consumer	68	145
Commercial	261	327
Accruing loans delinquent 90 days or more
Residential mortgage (1-4 family)	297	221
Commercial real estate	4	4
Real estate construction	-	247
Restructured loans:
Home equity	44	46
Total nonperforming loans	1,766	2,548
Real estate owned and other repossed property, net	513	595
Total nonperforming assets	$2,279	$3,143

Total nonperforming loans to total loans	0.38%	0.63%
Total nonperforming loans to total assets	0.26%	0.40%
Total allowance for loan losses to nonperforming loans	263.31%	139.32%
Total nonperforming assets to total assets	0.34%	0.50%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	September 30,		December 31,
	2016		2015
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$89,242	17.32%	$77,031	15.94%
Interest bearing checking	89,873	17.44%	87,350	18.08%
Savings	80,669	15.65%	71,474	14.79%
Money market	85,880	16.67%	94,880	19.64%
Total	345,664	67.08%	330,735	68.45%
Certificates of deposit accounts:
IRA certificates	32,436	6.29%	33,262	6.88%
Brokered certificates	18,066	3.51%	7,071	1.46%
Other certificates	119,111	23.12%	112,114	23.21%
Total certificates of deposit	169,613	32.92%	152,447	31.55%
Total deposits	$515,277	100.00%	$483,182	100.00%

Deposits. Deposits increased $32.10 million, or 6.6%, to $515.28 million at September 30, 2016 from $483.18 million at December 31, 2015. The increase was largely due to an increase in certificates of deposit of $17.17 million. This increase was impacted by additional brokered certificates obtained in the amount of $11.00 million. Noninterest checking increased $12.21 million and savings increased $9.20 million. Interest bearing checking also increased slightly by $2.52 million. These increases were partially offset by a decrease in money market accounts of $9.00 million.

Borrowings. Advances from FHLB and other borrowings increased by $6.14 million, or 8.4%, to $78.86 million at September 30, 2016 from $72.72 million at December 31, 2015. Borrowings were used to help fund the robust loan growth.

Shareholders’ Equity

Total shareholders’ equity increased $4.59 million, or 8.3%, to $60.04 million at September 30, 2016 from $55.45 million at December 31, 2015. This was a result of an increase in accumulated other comprehensive income of $1.63 million mainly due to an increase in net unrealized gains on available-for-sale securities and net income of $3.68 million, partially offset by dividends paid of $888,000.

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

	For the Three Months Ended September 30,
	2016			2015
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investment securities	$134,388	$709	2.11%	$148,013	$759	2.05%
FHLB and FRB stock	4,840	37	3.06%	3,021	5	0.66%
Loans receivable, net(1)	471,437	5,461	4.63%	384,275	4,390	4.57%
Other earning assets	390	1	1.03%	4,913	-	0.00%
Total interest-earning assets	611,055	6,208	4.06%	540,222	5,154	3.82%
Noninterest-earning assets	53,525			53,725
Total assets	$664,580			$593,947

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Money market	$88,513	$25	0.11%	$96,076	$28	0.12%
Savings	77,689	9	0.05%	65,680	9	0.05%
Checking	88,722	7	0.03%	86,126	8	0.04%
Certificates of deposit	160,483	342	0.85%	154,259	355	0.92%
Advances from FHLB and other borrowings including subordinated debt	99,245	404	1.63%	60,623	321	2.12%
Total interest-bearing liabilities	514,652	787	0.61%	462,764	721	0.62%
Noninterest checking	84,974			76,494
Other noninterest-bearing liabilities	4,996			795
Total liabilities	604,622			540,053

Total equity	59,958			53,894

Total liabilities and equity	$664,580			$593,947
Net interest income/interest rate spread(2)		$5,421	3.45%		$4,433	3.20%

Net interest margin(3)			3.55%			3.28%
Total interest-earning assets to interest-bearing liabilities			118.73%			116.74%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Net Interest Income – continued

	For the Nine Months Ended September 30,
	2016			2015
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investment securities	$141,060	$2,196	2.08%	$151,784	$2,255	1.98%
FHLB and FRB stock	4,696	103	2.92%	2,951	25	1.13%
Loans receivable, net(1)	449,334	15,253	4.53%	361,355	12,607	4.65%
Other earning assets	1,768	5	0.38%	4,835	6	0.17%
Total interest-earning assets	596,858	17,557	3.92%	520,925	14,893	3.81%
Noninterest-earning assets	52,345			50,023
Total assets	$649,203			$570,948

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Money market	$91,464	$77	0.11%	$94,245	$79	0.11%
Savings	73,978	24	0.04%	65,566	22	0.05%
Checking	88,124	20	0.03%	80,662	21	0.03%
Certificates of deposit	155,148	998	0.86%	151,190	971	0.86%
Advances from FHLB and other borrowings including subordinated debt	94,122	1,206	1.71%	54,178	655	1.61%
Total interest-bearing liabilities	502,836	2,325	0.62%	445,841	1,748	0.52%
Noninterest checking	83,273			69,153
Other noninterest-bearing liabilities	4,937			2,253
Total liabilities	591,046			517,247

Total equity	58,157			53,701

Total liabilities and equity	$649,203			$570,948
Net interest income/interest rate spread(2)		$15,232	3.30%		$13,145	3.29%

Net interest margin(3)			3.40%			3.36%
Total interest-earning assets to interest-bearing liabilities			118.70%			116.84%

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

	For the Three Months Ended September 30,
	2016			2015
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities	$(70)	$20	$(50)	$(229)	$(56)	$(285)
FHLB and FRB stock	3	29	32	-	5	5
Loans receivable, net	995	76	1,071	954	(222)	732
Other earning assets	-	1	1	-	(1)	(1)
Total interest-earning assets	928	126	1,054	725	(274)	451

Interest-bearing liabilities:
Savings, money market and checking accounts	(1)	(3)	(4)	4	2	6
Certificates of deposit	13	(26)	(13)	4	52	56
Advances from FHLB and other borrowings including subordinated debentures	204	(121)	83	15	129	144
Total interest-bearing liabilities	216	(150)	66	23	183	206

Change in net interest income	$712	$276	$988	$702	$(457)	$245

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rate/Volume Analysis – continued

	For the Nine Months Ended September 30,
	2016			2015
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities	$(159)	$100	$(59)	$(694)	$(278)	$(972)
FHLB and FRB stock	15	63	78	-	25	25
Loans receivable, net	3,069	(423)	2,646	2,850	(534)	2,316
Other earning assets	(4)	3	(1)	1	-	1
Total interest-earning assets	2,921	(257)	2,664	2,157	(787)	1,370

Interest-bearing liabilities:
Savings, money market and checking accounts	3	(4)	(1)	8	(10)	(2)
Certificates of deposit	25	2	27	(15)	111	96
Advances from FHLB and other borrowings including subordinated debentures	483	68	551	132	5	137
Total interest-bearing liabilities	511	66	577	125	106	231

Change in net interest income	$2,410	$(323)	$2,087	$2,032	$(893)	$1,139

Results of Operations for the Three Months Ended September 30, 2016 and 2015

Net Income. Eagle’s net income for the three months ended September 30, 2016 was $1.77 million compared to $521,000 for the three months ended September 30, 2015. The increase of $1.25 million was due to an increase in noninterest income of $1.78 million and an increase in net interest income after loan loss provision of $826,000, partially offset by an increase in noninterest expense of $667,000 and an increase in income tax expense of $685,000. Basic and diluted earnings per share were $0.46 for the current period and $0.14 per share for the prior year comparable period.

Net Interest Income. Net interest income increased to $5.42 million for the three months ended September 30, 2016, from $4.43 million for the same quarter in the prior year. This increase of $988,000 was the result of an increase in interest and dividend income of $1.06 million, slightly offset by an increase in interest expense of $66,000.

Interest and Dividend Income. Interest and dividend income was $6.21 million for the three months ended September 30, 2016, compared to $5.15 million for the three months ended September 30, 2015, an increase of $1.06 million, or 20.6%. Interest and fees on loans increased to $5.46 million for the three months ended September 30, 2016 from $4.39 million for the same period ended September 30, 2015. This increase of $1.07 million, or 24.4%, was due to an increase in the average balance of loans, as well as, an increase in the average yield of loans for the three months ended September 30, 2016. Average balances for loans receivable, net, including loans held-for-sale, for the three months ended September 30, 2016 were $471.44 million, compared to $384.28 million for the prior year period. This represents an increase of $87.16 million, or 22.7%. The average interest rate earned on loans receivable increased by 6 basis points, from 4.57% to 4.63%. Interest and dividends on investment securities available-for-sale decreased slightly by $50,000 or 6.6% for the three months ended September 30, 2016. Average balances for investments decreased to $134.39 million for the three months ended September 30, 2016, from $148.01 million for the three months ended September 30, 2015. Average interest rates earned on investments increased slightly to 2.11% from 2.05%.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2016 and 2015 – continued

Interest Expense. Total interest expense was $787,000 for the three months ended September 30, 2016 compared to $721,000 for the three months ended September 30, 2015, an increase of $66,000 or 9.2%. Interest expense for total borrowings was $404,000 for the three months ended September 30, 2016 compared to $321,000 for the comparable prior period. The average balance for total borrowings was $99.25 million for September 30, 2016 compared to $60.62 million for September 30, 2015. However, the average rate paid on total borrowings decreased from 2.12% last year to 1.63% for the three months ended September 30, 2016. Borrowings have been used to help fund continued loan growth. Interest expense on deposits was $383,000 for the three months ended September 30, 2016 compared to $400,000 for the same period in the prior year. The average balance for total deposits was $500.38 million for September 30, 2016 compared to $478.64 million for September 30, 2015. However, the overall average rate on deposits was 0.31% for the three months ended September 30, 2016 compared to 0.33% for the three months ended September 30, 2015.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank and past due loans in the portfolio. The Bank’s policies require review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. The Bank recorded $472,000 in loan loss provisions for the three months ended September 30, 2016 and $310,000 in the three months ended September 30, 2015. The loan loss provision has been increased to keep pace with increasing loan production that is fueling loan growth.

Noninterest Income. Total noninterest income increased to $4.69 million for the three months ended September 30, 2016, from $2.91 million for the three months ended September 30, 2015, an increase of $1.78 million or 61.2%. The increase is largely due to an increase in net gain on sale of loans which increased to $3.16 million for the three months ended September 30, 2016 from $1.64 million for the prior period. During the quarter ended September 30, 2016, $100.83 million residential mortgages were originated compared to $65.79 million for the quarter ended September 30, 2015. In addition, $95.55 million mortgage loans were sold during the current quarter compared to $57.55 million in the same quarter in the prior year.

Noninterest Expense. Noninterest expense was $7.16 million for the three months ended September 30, 2016 compared to $6.49 million for the three months ended September 30, 2015. The increase is largely due to increased salaries and employee benefits expenses of $517,000. Increased salaries expense is due in part to higher commission-based compensation related to loan production for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Income Tax Expense. Income tax expense was $707,000 for the three months ended September 30, 2016, compared to $22,000 for the three months ended September 30, 2015. The effective tax rate for the three months ended September 30, 2016 was 28.5%.

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

Net Income. Eagle’s net income for the nine months ended September 30, 2016 was $3.68 million compared to $1.70 million for the nine months ended September 30, 2015. The increase of $1.98 million, or 116.5%, was primarily due to an increase in net interest income after loan loss provision of $1.66 million and an increase in noninterest income of $2.32 million, partially offset by an increase in noninterest expense of $1.06 million and an increase in income tax expense of $936,000. Basic earnings per share were $0.97 for the current period and diluted earnings per share were $0.95 for the current period. Basic and diluted earnings per share were both $0.44 for prior year comparable period.

Net Interest Income. Net interest income increased to $15.23 million for the nine months ended September 30, 2016, from $13.15 million for the nine months ended September 30, 2015. This increase of $2.08 million, or 15.8%, was the result of an increase in interest and dividend income of $2.67 million, partially offset by an increase in interest expense of $577,000.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended September 30, 2016 and 2015 – continued

Interest and Dividend Income. Interest and dividend income was $17.56 million for the nine months ended September 30, 2016, compared to $14.89 million for the nine months ended September 30, 2015, an increase of $2.67 million, or 17.9%. Interest and fees on loans increased to $15.25 million for the nine months ended September 30, 2016 from $12.61 million for the nine months ended September 30, 2015. This increase of $2.64 million, or 20.9%, was due to an increase in the average balance of loans partially offset by a decrease in the average yield of loans for the nine months ended September 30, 2016. Average balances for loans receivable, net, including loans held-for-sale, for the nine months ended September 30, 2016 were $449.33 million, compared to $361.36 million for the prior year period. This represents an increase of $87.97 million, or 24.3%. The average interest rate earned on loans receivable decreased by 12 basis points, from 4.65% to 4.53%. Interest and dividends on investment securities available-for-sale decreased slightly by $59,000 or 2.6% for the nine months ended September 30, 2016. Average balances for investments decreased to $141.06 million for the nine months ended September 30, 2016, from $151.78 million for the nine months ended September 30, 2015. However, average interest rates earned on investments increased to 2.08% from 1.98%.

Interest Expense. Total interest expense for the nine months ended September 30, 2016 was $2.33 million compared to $1.75 million for the nine months ended September 30, 2015. Interest expense for total borrowings was $1.21 million for the nine months ended September 30, 2016 compared to $655,000 for the prior year comparable period. The average balance for total borrowings was $94.12 million for the nine months ended September 30, 2016 compared to $54.18 million for the nine months ended September 30, 2015. The average rate paid on borrowings was also higher. The average rate paid on borrowings for the nine months ended September 30, 2016 was 1.71% compared to 1.61% for the comparable period. Borrowings have been used to help fund the robust loan growth. Also, in June 2015, the Company completed the issuance of $10.00 million in aggregate principal amount of subordinated notes due in 2025. Interest expense on deposits increased by $26,000 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The average balance for total deposits was $491.99 million for the nine months ended September 30, 2016 compared to $460.82 million for the nine months ended September 30, 2015. However, the overall average rate on deposits was down slightly from 0.32% for the nine months ended September 30, 2015 to 0.30% for the current year.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank and past due loans in the portfolio. The Bank’s policies require a review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. The Bank recorded $1.38 million in loan loss provisions for the nine months ended September 30, 2016 and $960,000 in the nine months ended September 30, 2015. The loan loss provision has been increased to keep pace with increasing loan production that is fueling loan growth. Total nonperforming loans were $1.77 million at September 30, 2016. As of September 30, 2016, the Bank had $513,000 in foreclosed real estate property and other repossessed property.

Noninterest Income. Total noninterest income increased to $11.39 million for the nine months ended September 30, 2016, from $9.07 million for the prior year comparable period, an increase of $2.32 million or 25.6%. The increase is largely due to an increase in net gain on sale of loans which increased to $7.32 million for the nine months ended September 30, 2016 from $5.13 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, $236.87 million residential mortgages were originated compared to $188.46 million for the nine months ended September 30, 2015. In addition, $217.60 million mortgage loans were sold during the nine months ended September 30, 2016 compared to $177.17 million in the same period in the prior year.

Noninterest Expense. Noninterest expense was $20.39 million for the nine months ended September 30, 2016 compared to $19.33 million for the nine months ended September 30, 2015. The increase of $1.06 million, or 5.5%, is largely due to increased salaries and employee benefits expenses of $1.10 million. Increased salaries expense is due in part to higher commission-based compensation related to loan production for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Income Tax Expense. Income tax expense was $1.17 million for the nine months ended September 30, 2016, compared to $230,000 for the nine months ended September 30, 2015. The effective tax rate for the nine months ended September 30, 2016 was 24.0%. Income tax expense has increased with our increased income levels. However, tax free municipal bond income and Bank owned life insurance income help to lower the overall effective tax rate. The effective tax rate is further reduced by a tax credit investment entered into by the Company in fiscal year 2013. The Bank made an investment in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over an estimated seven-year credit allowance period.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity

The Bank is required to maintain minimum levels of liquid assets as defined by the Montana Division of Banking and Federal Reserve Bank (“FRB”) regulations. The liquidity requirement is retained for safety and soundness purposes, and appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of both September 30, 2016 and December 31, 2015.

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

Capital Resources

As of August 31, 2016 (the most recent report available for September 30, 2016), the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 7.0% compared to a decrease of 1.8% as of November 30, 2015 (the most recent report available for December 31, 2015). The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

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

The Banks’s Tier I leverage ratio, as measured under State of Montana and FRB rules, decreased slightly from 9.36% as of December 31, 2015 to 9.18% as of September 30, 2016. The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

As of September 30, 2016, the Bank’s regulatory capital was in excess of all applicable regulatory requirements. As of September 30, 2016, the Bank’s total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios were 14.02%, 13.01%, 13.01% and 9.18%, respectively, compared to regulatory requirements of 8.0%, 6.0%, 4.5% and 4.0%, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources – continued

Capital Resources – continued

	September 30, 2016
	(Unaudited)
	Dollar	% of
	Amount	Assets
	(Dollars in Thousands)
Total risk-based capital to risk weighted assets:
Capital level	$64,612	14.02%
Requirement	36,866	8.00
Excess	$27,746	6.02%

Tier I capital to risk weighted assets:
Capital level	$59,962	13.01%
Requirement	27,649	6.00
Excess	$32,313	7.01%

Common equity tier I capital to risk weighted assets:
Capital level	$59,962	13.01%
Requirement	20,737	4.50
Excess	$39,225	8.51%

Tier I capital to adjusted total assets:
Capital level	$59,962	9.18%
Requirement	26,128	4.00
Excess	$33,834	5.18%

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

The following table includes the Banks’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of August 31, 2016		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	-0.49%	0.90%	-15.00%
-100	-1.53%	-6.22%	-15.00%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of September 30, 2016, our disclosure controls and procedures were effective.

In connection with the preparation of our financial statements for the second quarter of fiscal year 2016, we identified a significant deficiency in our internal control over financial reporting.  The significant deficiency consisted of two separate issues that resulted in the overstatement of interest income on mortgage loans for the quarter ended March 31, 2016. Management has determined that the misstatement occurred because of errors that occurred during loan setup for mortgage loans that were sold with servicing retained. The issue had been identified, but the severity had not been properly determined in a timely manner which allowed the misstatement to cross a quarterly reporting period.

We remediated the significant deficiency in our internal control over financial reporting noted above (and consequent deficiencies in our disclosure controls and procedures), by implementing certain changes to the design of our internal controls. Specifically, we have provided additional training and strengthened the oversight and review of loan transactions, particularly relative to the sold mortgage loans. We have also formulated a management level disclosure committee to review and certify accuracy of public filings, provided additional training to executive management regarding the escalation of issues to those involved in financial reporting, and created a written escalation process.

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

On July 21, 2016, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased under this plan during the three months ended September 30, 2016. The plan expires on July 21, 2017.

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

EAGLE BANCORP MONTANA, INC.

Date: November 9, 2016	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: November 9, 2016	By:	/s/ Laura F. Clark
Laura F. Clark
Senior Vice President/CFO