Form 10-K
period 2016-12-31
Eagle Bancorp Montana, Inc.
filed 2017-03-14
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-34682

Eagle Bancorp Montana, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1449820
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1400 Prospect Avenue, Helena, MT	59601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	406-442-3080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $0.01	The NASDAQ Stock Market LLC

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

☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates of Eagle, computed by reference to the closing price at which the stock was sold as of June 30, 2016 was $39,738,000. The outstanding number of shares of common stock of Eagle as of February 1, 2017, was 3,811,409.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement relating to its 2017 annual meeting of stockholders (“2017 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. The 2017 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end to which this report relates.

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

The Bank was founded in 1922 as a Montana-chartered building and loan association and has conducted operations in Helena since that time. In 1975, the Bank adopted a federal thrift charter and in October 2014 converted to a Montana-chartered commercial bank. In November 2012, the Company completed a significant transaction with Sterling Financial Corporation (“Sterling”) of Spokane, Washington in which the Company purchased all of Sterling’s retail bank branches in Montana. As a result of this transaction, the Bank’s assets grew to over $500 million and the retail branch network grew from six to 13 full service branches, with six branches in new markets. The acquisition also included the addition of a wealth management division with over $100 million in managed assets and a mortgage banking operation that has increased opportunities for additional origination and fee income. The Bank currently has 15 automated teller machines located in our market areas and we participate in the Money Pass® ATM network. As of December 31, 2016, the Bank was the 6th largest commercial bank headquartered in Montana in terms of deposits.

The Bank has equity investments in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities.

Recent Developments

On February 13, 2017, Eagle completed the issuance, through a private placement, of $10.00 million aggregate principal amount of 5.75% fixed senior unsecured notes due February 15, 2022. The Company estimates that the net cash proceeds from the sale of the notes will be approximately $9.80 million. The Company intends to use the net proceeds from the offering for general corporate purposes, including but not limited to, contribution of capital to the Bank, to support both organic growth as well as opportunistic acquisitions, should appropriate opportunities arise.

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

The following are the key elements of our business strategy:

●

Continue to diversify our portfolio through growth in commercial real estate and commercial business loans as a complement to our traditional single family residential real estate lending. As of December 31, 2016, such loans constituted approximately 57.71% of total loans;

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

Market Areas

From our headquarters in Helena, Montana, we operate 13 full service retail banking offices, including our main office. Our other full service branches are located in Helena – Neill (opened 1987), Helena – Skyway (opened 2009), Bozeman – Oak (opened 1980, relocated 2009), Butte (opened 1979) and Townsend (opened 1979), Montana. The Sterling Montana branch acquisition that was completed in November 2012 included retail banking offices in: Bozeman, Big Timber, Livingston, Billings, Missoula and Hamilton. The Bozeman Mendenhall location was sold in June 2015 and relocated to a leased building. The acquisition also included three mortgage loan origination locations in Bozeman, Missoula and Kalispell. The Bozeman location is now part of our Bozeman – Oak branch. The Kalispell location was closed in March 2014. We opened a loan production office in Great Falls, Montana in January 2015.

Montana is one of the largest states in terms of land mass but ranks as one of the least populated states. According to U.S. Census Bureau data for 2010, it had a population of 989,415 (1.04 million estimated for 2016). Helena, where we are headquartered, is Montana’s state capital. It is also the county seat of Lewis and Clark County, which has a population of approximately 66,418 and is located within 120 miles of four of Montana’s other five largest cities: Missoula, Great Falls, Bozeman and Butte. Helena is approximately midway between Yellowstone and Glacier National Parks. Its economy has shown moderate growth, in terms of both employment and income. State government and the numerous offices of the federal government comprise the largest employment sector. Helena also has significant employment in the service industries. Specifically, it has evolved into a central health care center with employment in the medical and the supporting professions as well as the medical insurance industry. The local economy is also dependent to a lesser extent upon ranching and agriculture. These have been more cyclical in nature and remain vulnerable to severe weather conditions, increased competition, both domestic and international, as well as commodity prices.

Butte, Montana is approximately 64 miles southwest of Helena. Butte and the surrounding Silver-Bow County have a population of approximately 34,622. Butte’s economy was historically reliant on the mining industry and fluctuations in metal and mineral commodity prices have had a corresponding impact on the local economy.

Bozeman is approximately 95 miles southeast of Helena. It is located in Gallatin County, which has a population of approximately 100,739. Bozeman is home to Montana State University and experienced fairly significant growth from 1990 to 2007, in part due to the growth of the University as well as the increased tourism for resort areas in and near Bozeman. Agriculture, however, remains an important part of Bozeman’s economy. Bozeman has also become an attractive location for retirees, primarily from the West Coast, owing to its many winter and summer recreational opportunities and the presence of the University.

Townsend, Montana is approximately 34 miles southeast of Helena. Townsend is located in Broadwater County which has a population of approximately 5,689. Many of its residents commute to other Montana locations for work, particularly Helena. Other employment in Townsend is primarily in agriculture and services.

Livingston, Montana is approximately 124 miles southeast of Helena. Livingston and the surrounding Park County have a population of approximately 15,972. Livingston’s economy is somewhat reliant on the wood products and tourism industry.

Big Timber, Montana is approximately 158 miles southeast of Helena. Big Timber and the surrounding Sweet Grass County have a population of approximately 3,634. Big Timber’s economy is somewhat reliant on the wood products, agriculture and tourism industries.

Billings, Montana is approximately 239 miles southeast of Helena. Billings and the surrounding Yellowstone County have a population of approximately 157,048. Billings is a significant trade center for eastern Montana. Select manufacturing is also a significant contributing portion of its economy.

Missoula, Montana is approximately 116 miles west of Helena. Missoula and the surrounding Missoula County have a population of approximately 114,181. The University of Montana is located in Missoula and the local economy is reliant on the University and the corresponding trade and services resulting from the University’s presence.

Hamilton, Montana is approximately 161 miles southwest of Helena in Ravalli County. Ravalli County has a population of approximately 41,373. Hamilton is a relatively short distance from Missoula with a number of persons working in Missoula, residing in Hamilton. Medical research and the wood products industry are significant contributors to Ravalli County’s economy.

Great Falls, Montana is approximately 91 miles northeast of Helena in Cascade County. Cascade County has a population of approximately 82,278. Health care, education services, and accommodation and food services are large contributors to Cascade County’s economy.

Competition

We face strong competition in our primary market areas for retail deposits and the origination of loans. Historically, Montana was a unit banking state. This means that the ability of Montana state banks to create branches was either prohibited or significantly restricted. As a result of unit banking, Montana has a significant number of independent financial institutions serving a single community in a single location. While the state’s population is approximately 1.04 million people, there are 60 credit unions in Montana as well as 1 national thrift institution and 49 commercial banks as of December 31, 2016. Our most direct competition for depositors has historically come from locally owned and out-of-state commercial banks, thrift institutions and credit unions operating in our primary market areas. The number of such competitor locations has increased significantly in recent years. Our competition for loans also comes from banks, thrifts and credit unions, in addition to mortgage bankers and brokers. Our principal market areas can be characterized as markets with moderately increasing incomes, relatively low unemployment, increasing wealth (particularly in the growing resort areas such as Bozeman) and moderate population growth.

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

Fee Income

The Bank receives lending related fee income from a variety of sources. Its principal source of this income is from the origination and servicing of sold mortgage loans. Fees generated from mortgage loan servicing, which generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing for loans held by others, were $1.84 million and $1.72 million for the years ended December 31, 2016 and 2015, respectively. Other loan related fee income for contract collections, late charges, credit life commissions and credit card fees were $125,000 and $59,000 the years ended December 31, 2016 and 2015, respectively.

Residential Lending

The Bank originates residential mortgage (1-4 family) loans secured by property located in the Bank’s market areas. Approximately 24.2% of the Bank’s total loans as of December 31, 2016 were comprised of such loans. The Bank generally originates residential mortgage (1-4 family) loans in amounts of up to 80.0% of the lesser of the appraised value or the selling price of the mortgaged property without requiring private mortgage insurance. A mortgage loan originated by the Bank, whether fixed rate or adjustable rate, can have a term of up to 30 years. The Bank holds substantially all of its adjustable rate and its 8, 10 and 12-year fixed rate loans in portfolio. Adjustable rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan. The Bank’s fixed rate 15-year and 20-year loans are held in portfolio or sold in the secondary market depending on market conditions. Generally, all 30-year fixed rate loans are sold in the secondary market. The volume of loan sales is dependent on the volume, type and term of loan originations.

The Bank derives a significant portion of its noninterest income from servicing of loans that it has sold. The Bank offers many of the fixed rate loans it originates for sale in the secondary market on a servicing retained basis. This means that we process the borrower’s payments and send them to the purchaser of the loan. This retention of servicing enables the Bank to increase fee income and maintain a relationship with the borrower. At December 31, 2016, the Bank had $802.52 million in residential mortgage (1-4 family) loans and $6.38 million in commercial real estate loans sold with servicing retained. The Bank does not ordinarily purchase home mortgage loans from other financial institutions.

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

Home Equity Loans

The Bank also originates home equity loans. These loans are secured by the borrowers’ primary residence, but are typically subject to a prior lien, which may or may not be held by the Bank. At December 31, 2016, $49.02 million or 10.5% of our total loans were home equity loans. Borrowers may use the proceeds from the Bank’s home equity loans for many purposes, including home improvement, debt consolidation or other purchasing needs. The Bank offers fixed rate, fixed payment home equity loans as well as variable and fixed rate home equity lines of credit. Fixed rate home equity loans typically have terms of no longer than 15 years.

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

Commercial Real Estate and Land Loans

The Bank originates commercial real estate mortgage and land loans, including both developed and undeveloped land loans, and loans on multi-family dwellings. Commercial real estate and land loans made up 46.0% of the Bank’s total loan portfolio, or $214.93 million at December 31, 2016. The Bank’s commercial real estate mortgage loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by the Bank will not exceed 75.0% of the appraised value or the selling price of the property, whichever is less. The average loan size is approximately $440,000 and is typically made with fixed rates of interest and 5- to 15-year maturities. Upon maturity, the loan is repaid or the terms and conditions are renegotiated. Generally, all commercial real estate loans that we originate are secured by property located in the state of Montana and within the market areas of the Bank. The Bank’s largest single commercial real estate loan had a balance of approximately $9.81 million ($8.83 million is guaranteed by Rural Development of the U.S. Department of Agriculture, leaving approximately $980,000 unguaranteed) on December 31, 2016, and is secured by a detention facility.

Real Estate Construction Lending

The Bank also lends funds for the construction of one-to-four family homes. Real estate construction loans are made both to individual homeowners for the construction of their primary residence and, to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for sale in the future. Real estate construction loans accounted for $20.54 million or 4.4% of the Bank’s total loan portfolio at December 31, 2016.

Consumer Loans

As part of its strategy to invest in higher yielding shorter term loans, the Bank emphasized growth of its consumer lending portfolio in recent years. This portfolio includes personal loans secured by collateral other than real estate, unsecured personal loans and lines of credit and loans secured by deposits held by the Bank. As of December 31, 2016, consumer loans totaled $14.80 million or 3.2% of the Bank’s total loan portfolio. These loans consist primarily of auto loans, RV loans, boat loans, personal loans and credit lines and deposit account loans. Consumer loans are originated in the Bank’s market areas and generally have maturities of up to 7 years. For loans secured by savings accounts, the Bank will lend up to 90.0% of the account balance on single payment loans and up to 100.0% for monthly payment loans.

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

Commercial Business Loans

Commercial business loans amounted to $54.71 million, or 11.7% of the Bank’s total loan portfolio at December 31, 2016. The Bank’s commercial business loans are traditional business loans and are not secured by real estate. Such loans may be structured as unsecured lines of credit or may be secured by inventory, accounts receivable or other business assets. Within the commercial loan category, $1.59 million were in loans originated through a syndication program where the business resides outside of Montana, at December 31, 2016.

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

Loans to One Borrower

Under Montana law, commercial banks such as the Bank, are subject to certain exemptions and are allowed to select the Office of the Comptroller of the Currency (“OCC”) formula used to determine limits on credit concentrations to single borrowers to an amount equal to the greater of $500,000 or 15.0% of the institution’s unimpaired capital and surplus. As of December 31, 2016, the Bank’s limit to a single borrower was $9.84 million. Our largest aggregation of loans to one borrower was approximately $18.80 million at December 31, 2016. This consisted of three loans: two commercial real estate loans secured by two separate detention facilities and a commercial real estate loan secured by a chemical dependency treatment facility. The first commercial real estate loan had a principal balance of $5.04 million. However, 80.0% of that amount, or $4.03 million was sold to the Montana Board of Investments, leaving a net principal balance payable to the Bank of $1.01 million. As of December 31, 2016, the principal balance on the second commercial real estate loan was $9.81 million. However, 90.0% of this loan is guaranteed by the USDA Rural Development. Thus, 90.0% of the loan, or $8.83 million, is not required to be included in the Bank’s limitations to a single borrower under applicable banking regulations. This leaves approximately $980,000 subject to the lending limit described above. The Bank entered into an interest rate swap with a third party to change the underlying cash flows of the second loan to be a variable market rate tied to one-month LIBOR. The interest rate swap was terminated during the quarter ended March 31, 2015. The third commercial real estate loan had a principal balance of $3.95 million as of December 31, 2016. As a result, the total amount subject to the lending limit at December 31, 2016 was $5.94 million. At December 31, 2016, these loans were performing in accordance with their terms. The Bank maintains the servicing for these loans.

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

Loan Commitments

We generally provide commitments to fund fixed and adjustable-rate single-family mortgage loans for periods up to 60 days at a specified term and interest rate, and other loan categories for shorter time periods. The total amount of our commitments to extend credit as of December 31, 2016, was approximately $19.74 million, all of which was for residential mortgage loans.

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

Sources of Funds

General

Deposits are the major source of our funds for lending and other investment purposes. Borrowings are also used to compensate for reductions in the availability of funds from other sources. In addition to deposits and borrowings, we derive funds from loans and investment securities principal payments. Funds are also derived from proceeds for the maturity, call and sale of investment securities and from the sale of loans. Loan and investment securities principal payments are a relatively stable source of funds, while loan prepayments and deposit inflows are significantly influenced by general interest rates and financial market conditions.

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

Borrowings

Deposits are the primary source of funds for our lending and investment activities and for general business purposes. However, as the need arises, or in order to take advantage of funding opportunities, we also borrow funds in the form of advances to supplement our supply of lendable funds and to meet deposit withdrawal requirements. We have Federal funds line of credits with FHLB of Des Moines, Pacific Coast Bankers Bank (“PCBB”), PNC Financial Services Group, Inc. (“PNC”), Zions Bank and Stockman Bank.

In September 2005, our predecessor entity formed a special purpose subsidiary, Eagle Bancorp Statutory Trust I (the “Trust”), for the purpose of issuing trust preferred securities in the amount of $5.16 million. Our predecessor entity has issued subordinated debentures to the Trust, and the coupon on the debentures matches the dividend payment on the trust preferred securities. Upon the closing of the second-step conversion and reorganization, we assumed the obligations of our predecessor in connection with the subordinated debentures and trust preferred securities. For regulatory purposes, the securities qualify as Tier 1 Capital, while for accounting purposes they are recorded as long term debt. The securities have a 30 year maturity and carried a fixed coupon of 6.02% for the first five years, at which time the coupon became variable, at a spread of 142 basis points over 3 month LIBOR. At December 31, 2016 the rate was 2.418%.

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

Other Activities

The Company offers wealth management services at its locations through financial advisors employed by the Bank. Income from wealth management services was $601,000 and $625,000 for the years ended December 31, 2016 and 2015, respectively.

Subsidiary Activity

We are permitted to invest in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations. The following are subsidiaries of the Company: Opportunity Bank of Montana, Eagle Bancorp Statutory Trust I, and AFSB NMTC Investment Fund, LLC, which is a subsidiary of the Bank.

Personnel

As of December 31, 2016, we had 185 full-time employees and 15 part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees to be good.

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

Dodd-Frank Act

In July 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act has significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations, some of which have not yet been issued in final form. The Dodd-Frank Act and implementing regulations have increased the regulatory burden, compliance cost and interest expense for Eagle and the Bank.

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

New Assessments Under Dodd-Frank

The FDIC assesses deposit insurance premiums on each insured institution quarterly based on annualized rates for one of four risk categories. The assessment base for calculating deposit insurance assessments is an institution's average total assets minus its average tangible equity (defined as Tier I capital). Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates. The assessment rate schedule establishes assessments ranging from 2.5 to 45 basis points. The FDIC may increase or decrease its rates for each quarter by 2 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.

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

Effective January 1, 2015, bank holding companies with consolidated assets of $1 billion or more and banks like Opportunity Bank must comply with new minimum capital ratio requirements to be phased-in between January 1, 2015 and January 1, 2019, which would consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6.0% (increased from 4.0%); (iii) a total capital to total risk weighted assets ratio of 8.0% (unchanged from current rules); and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4.0%.

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

The federal bank regulatory agencies also implemented changes to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital ratios begin to show signs of weakness. These changes will take effect beginning January 1, 2015 and will require insured depository institutions to meet the following increased capital ratio requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8.0%; (iii) a total capital ratio of 10.0%; and (iv) a Tier 1 leverage ratio of 5.0%. See also the additional discussion below under “Prompt Corrective Action.”

Management believes that, as of December 31, 2016, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital rules on a fully phased-in basis as if such requirements were currently in effect; however, final rules are subject to regulatory discretion and could result in the need for additional capital levels in the future.

Prompt Corrective Action

Federal bank regulatory agencies are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 6.0%, a ratio of common equity Tier 1 capital to risk-weighted assets of less than 4.5%, or a ratio of Tier 1 capital to total assets of less than 4.0% is considered to be “undercapitalized.”  An institution that has a total risk-based capital ratio less than 6.0%, a Tier 1 capital ratio of less than 4.0%, a common equity Tier 1 capital ratio of less than 3.0% or a Tier 1 leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” An institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the FRB is required to appoint a receiver or conservator for a savings institution that is “critically undercapitalized.”  Regulations also require that a capital restoration plan be filed with the FRB within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. ”Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The FRB also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. At December 31, 2016, the Bank’s capital ratios met the “well capitalized” standards.

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

Our authority to extend credit to executive officers, directors and 10.0% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, FRB Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2016, we were in compliance with these regulations.

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

As a result of the branch acquisition from Sterling in December 2012, the final goodwill recorded related to the acquisition was $7.03 million. We are required to test our goodwill for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. It is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill. If an impairment determination is made in a future reporting period, our earnings and the book value of goodwill will be reduced by the amount of the impairment.

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

Our business may be adversely affected by conditions in the financial markets and economic conditions generally and in our states in particular.

Our financial performance generally, and in particular the ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our future growth, is highly dependent upon the business environment in the markets in which we operate, principally in Montana, and in the United States as a whole. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in Montana. The economic conditions in our local markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels, monetary policy, unemployment and the strength of the domestic economy and the local economy in the markets in which we operate. Unfavorable market conditions can result in deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan and lease losses, adverse asset values and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; state or local government insolvency; or a combination of these or other factors.

In recent years, economic growth and business activity across a wide range of industries and regions in the U.S. has been slow and uneven. There are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt, further declining oil prices and ongoing federal budget negotiations that may have a destabilizing effect on financial markets. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and saving habits. Such conditions could have a material adverse effect on the credit quality of our loans or our business, financial condition or results of operations.

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

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we do. We may not be able to effectively implement new, technology-driven products and services or be successful in marketing these products and services to our customers. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. Failure to successfully keep pace with technological change affecting the financial services industry and avoid interruptions, errors and delays could have a material adverse effect on our business, financial condition or results of operations.

We expect that new technologies and business processes applicable to the consumer credit industry will continue to emerge, and these new technologies and business processes may be better than those we currently use. Because the pace of technological change is high and our industry is intensely competitive, we may not be able to sustain our investment in new technology as critical systems and applications become obsolete or as better ones become available. A failure to maintain current technology and business processes could cause disruptions in our operations or cause our products and services to be less competitive, all of which could have a material adverse effect on our business, financial condition or results of operations.

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

We earn a significant portion of our noninterest income through sales of residential mortgages in the secondary market.  We rely on the mortgage secondary market for some of our liquidity.

Our noninterest income attributable to mortgage banking activities has grown significantly in recent years. We originate and sell mortgage loans, including $308.68 million of mortgage loans sold during 2016.  We rely on Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and other purchasers to purchase loans in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases from us due to capital constraints or other factors, including, with respect to FNMA and FHLMC, a change in the criteria for conforming loans. In addition, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of FNMA and FHLMC. The exact effects of any such reforms are not yet known, but may limit our ability to sell conforming loans to FNMA and FHLMC. In addition, mortgage lending is highly regulated, and our inability to comply with all federal and state regulations and investor guidelines regarding the origination, underwriting documentation and servicing of mortgage loans may also impact our ability to continue selling mortgage loans. If we are unable to continue to sell loans in the secondary market or we experience a period of low mortgage activity, our noninterest income as well as our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations.

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

Since the recent financial crisis, federal and state banking laws and regulations, as well as interpretations and implementations of these laws and regulations, have undergone substantial review and change. In particular, the Dodd-Frank Act drastically revised the laws and regulations under which we operate. Financial institutions generally have also been subjected to increased scrutiny from regulatory authorities.

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

We are required to own common stock of the Federal Home Loan Bank of Des Moines (‘FHLB”) to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB’s advance program. The aggregate cost of our FHLB common stock as of December 31, 2016 was $4.01 million. FHLB common stock is not a marketable security and can only be redeemed by the FHLB.

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

Eagle’s and the Bank’s executive office is located at 1400 Prospect Avenue in Helena, Montana. The Bank conducts its business through 16 offices. These offices are located in Helena, Butte, Bozeman, Townsend, Livingston, Big Timber, Billings, Missoula and Hamilton, Montana. A loan production office was opened in Great Falls, Montana in January 2015. The Bozeman – Mendenhall Branch that was acquired in 2012 as part of the Sterling Montana branch acquisition was sold in June 2015 and was relocated to a leased location. The principal banking office in Helena also serves as the executive headquarters. This headquarters houses approximately 33.0% of the Bank’s full-time employees. In addition, an operations center is located in Helena. The following table includes the location of each of the Bank’s offices, the year the office was opened and the net book value including land, buildings and furniture and equipment. The square footage at each location is also presented.

				Value At
				December 31, 2016	Square
Location	Address	Opened		(In Thousands)	Footage

Helena Main Office	1400 Prospect Ave.	1997		$3,226	32,304
	Helena, MT 59601
Helena Neill Avenue Branch	28 Neill Ave.	1987		838	1,391
	Helena, MT 59601
Helena Skyway Branch	2090 Cromwell Dixon	2009		1,980	4,643
	Helena, MT 59602
Butte Office	3401 Harrison Ave.	1979		421	3,890
	Butte, MT 59701
Bozeman - Oak Office	1455 Oak St.	2009		6,991	19,818
	Bozeman, MT 59715
Townsend Office	416 Broadway	1979		133	1,973
	Townsend, MT 59644
Bozeman - Downtown Branch	237 W. Main St.	2012 (Relocated 2015)	*	71	1,711
	Bozeman, MT 59715
Livingston Office	123 S. Main St.	2012 (Leased until building		2,484	11,072
	Livingston, MT 59047	was purchased in 2016)
Big Timber Office	101 McLeod St.	2012		796	2,004
	Big Timber, MT 59011
Billings Office	455 S. 24th St. West	2012	*	108	3,778
	Billings, MT 59102
Missoula - Higgins Branch	200 N. Higgins	2012	*	178	3,079
	Missoula, MT 59802
Missoula - Reserve Office	1510 S Reserve St.	2012	*	50	4,320
	Missoula, MT 59801
Hamilton Office	711 S. First Street	2012		1,691	4,870
	Hamilton, MT 59840
Helena Operations Center	3210 Euclid Ave.	2012		399	6,758
	3203 Broadwater Ave.
Missoula Home Loan Office	2800 S. Reserve St.	2012	*	23	2,965
	Missoula, MT 59801
Great Falls Loan Production Office	120 1st Ave. North, Suite 201	2015	*	4	1,883
	Great Falls, MT 59401

* Leased location

As of December 31, 2016, the net book value of land, buildings and furniture and equipment owned by the Bank, less accumulated depreciation, totaled $19.39 million.

ITEM 3.	LEGAL PROCEEDINGS.

The Bank, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Bank. There were no lawsuits pending or known to be contemplated against Eagle or the Bank as of December 31, 2016.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Global Market under the symbol “EBMT.” At the close of business on December 31, 2016, there were 3,811,409 shares of common stock outstanding, held by approximately 850 shareholders of record. The closing price of the common stock on December 31, 2016, was $21.10 per share. The following table includes the high and low prices for our common stock for each quarter presented, as well as, dividends paid during each quarter:

			Dividends
Quarter Ended	High	Low	Paid
Calendar Year 2016:
December 31, 2016	$24.00	$14.25	$0.0800
September 30, 2016	15.25	12.59	0.0800
June 30, 2016	13.56	11.99	0.0775
March 31, 2016	12.42	11.15	0.0775
Calendar Year 2015:
December 31, 2015	13.23	11.26	0.0775
September 30, 2015	12.46	10.68	0.0775
June 30, 2015	11.19	10.54	0.0750
March 31, 2015	11.20	10.60	0.0750

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

On July 21, 2016, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased under this plan during the quarter ended December 31, 2016 or the quarter ended September 30, 2016. The plan expires on July 21, 2017.

On July 23, 2015, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. During the quarter ended December 31, 2015, 15,000 shares were purchased at an average price of $11.75 per share. During the quarter ended September 30, 2015, 46,065 shares were purchased at an average price of $11.47 per share. The plan expired on July 23, 2016.

On July 1, 2014, the Board authorized the repurchase of up to 200,000 shares of its common stock. Under this plan, shares could be purchased on the open market or in privately negotiated transactions. Under this plan, 55,800 shares were purchased at an average price of $11.03 per share during the six months ended June 30, 2015. In addition, under this plan, 55,000 shares were purchased at an average price of $10.66 per share during the six months ended December 31, 2014. The plan expired on June 30, 2015.

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

The Bank has a strong mortgage lending focus, with the majority of its loan originations in single-family residential mortgages, which has enabled it to successfully market home equity loans, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.). In recent years we have also focused on adding commercial loans to our portfolio, both real estate and non-real estate. We have made significant progress in this initiative. As of December 31, 2016, commercial real estate and land loans and commercial business loans represented 46.0% and 11.7% of the total loan portfolio, respectively. The purpose of this diversification is to mitigate our dependence on the mortgage market, as well as to improve our ability to manage our interest rate spread. The Bank’s management recognizes that fee income will also enable it to be less dependent on specialized lending and it maintains a significant loan serviced portfolio, which provides a steady source of fee income. As of December 31, 2016, we had mortgage servicing rights, net of $5.85 million compared to $4.97 million as of December 31, 2015. Gain on sale of loans also provides significant fee income or noninterest income in periods of high mortgage loan origination volumes. Such income will be adversely affected in periods of lower mortgage activity.

Fee income is also supplemented with fees generated from our deposit accounts. The Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread. Non-maturity deposits and certificates of deposit do not automatically reprice as interest rates rise.

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee (“FOMC”) changed the federal funds target rate from 0.5% to 0.75% in December 2016.

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

The Bank completed a core systems conversion during the third quarter of 2015. Future cost savings are anticipated due to the core systems conversion.

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

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendment has a number of provisions including the requirements that public business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, a separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans receivables), and eliminating the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendment is effective for annual and interim reporting periods beginning after December 15, 2017 and is not expected to have a significant impact to the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842) intended to improve financial reporting regarding leasing transactions. The new standard affects all companies and organizations that lease assets. The standard will require organizations to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases if the lease terms are more than 12 months. The guidance also will require qualitative and quantitative disclosures providing additional information about the amounts recorded in the financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the potential impact of the amendment on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The standard requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The standard also requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Additionally, the standard amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company believes the amendments in this update will have an impact on the Company’s consolidated financial statements and is working to evaluate the significance of that impact.

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

As an integral part of their examination process, the FRB and the Montana Division of Banking will periodically review our allowance for loan losses and may require us to make additional provisions for estimated losses based upon judgments different from those of management. In establishing the allowance for loan losses, loss factors are applied to various pools of outstanding loans. Loss factors are derived using our historical loss experience and may be adjusted for factors that affect the collectability of the portfolio as of the evaluation date. Commercial business loans that are criticized are evaluated individually to determine the required allowance for loan losses and to evaluate the potential impairment of such loans under FASB ASC Topic 310 Receivables. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of loans deteriorate as a result of the factors discussed previously. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations. The allowance is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results.

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

Financial Condition

December 31, 2016 compared to December 31, 2015

Total assets increased $43.58 million, or 6.95%, to $673.93 million at December 31, 2016 from $630.35 million at December 31, 2015. The loan portfolio increased $57.66 million or 14.3%, to $461.39 million at December 31, 2016 from $403.73 million at December 31, 2015. Securities available-for-sale decreased $17.30 million or 11.9%, to $128.44 million from $145.74 million at December 31, 2015. Total liabilities increased by $39.57 million, or 6.9%, to $614.47 million from $574.90 million at December 31, 2015. Total deposits increased $29.61 million or 6.1%, to $512.80 million at December 31, 2016. Federal Home Loan Bank (“FHLB”) advances and other borrowings increased $9.70 million or 13.3%, to $82.41 million at December 31, 2016.

Balance Sheet Details

Investment Activities

We maintain a portfolio of investment securities, classified as either available-for-sale (including those accounted for under FASB ASC Topic 825) or held-to-maturity to enhance total return on investments. Our investment securities include U.S. government and agency obligations, Small Business Administration pools, municipal securities, mortgage-backed securities (“MBSs”), collateralized mortgage obligations (“CMOs”) and corporate obligations, all with varying characteristics as to rate, maturity and call provisions. There were no held-to-maturity investment securities included in the investment portfolio at December 31, 2016. All investment securities included in the investment portfolio are currently available-for-sale. Eagle also has interest-bearing deposits in other banks and stock in the FHLB of Des Moines and FRB.

The following table summarizes investment activities:

	December 31,
	2016		2015
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
		(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency	$5,608	4.18%	$10,615	7.03%
Municipal obligations	67,664	50.45%	67,069	44.42%
Corporate obligations	9,307	6.94%	9,450	6.26%
MBSs	29,512	22.01%	32,735	21.68%
CMOs	16,345	12.19%	25,869	17.13%

Total securities available-for-sale	128,436	95.77%	145,738	96.52%

Interest-bearing deposits	787	0.59%	970	0.64%

FHLB capital stock, at cost	4,012	2.99%	3,397	2.25%

FRB capital stock, at cost	871	0.65%	887	0.59%

Total	$134,106	100.00%	$150,992	100.00%

Securities available-for-sale decreased $17.30 million. The largest decrease in securities available-for-sale was CMOs, which decreased $9.52 million primarily due to sales activity. U.S. government and agency securities decreased by $5.01 million largely due to a security sale. MBSs decreased $3.22 million due to sales and principal payments received partially offset by purchases. Municipal obligations increased by $595,000 due to purchase activity largely offset by sales activity.

The following table sets forth information regarding the values, weighted average yields and maturities of investments:

	December 31, 2016
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total Investment Securities
	Fair Value	Annualized Weighted Average Yield	Fair Value	Annualized Weighted Average Yield	Fair Value	Annualized Weighted Average Yield	Fair Value	Annualized Weighted Average Yield	Fair Value	Approximate Market Value	Annualized Weighted Average Yield
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency	$-	-%	$994	1.04%	$-	-%	$4,614	2.58%	$5,608	$5,608	2.31%
Municipal obligations	-	-	2,702	2.50	11,133	3.38	53,829	3.81	67,664	67,664	3.69
Corporate obligations	1,040	1.22	4,362	1.46	3,905	1.95	-	-	9,307	9,307	1.64
MBSs	-	-	-	-	-	-	29,512	2.93	29,512	29,512	2.93
CMOs	-	-	5,152	1.89	5,025	1.98	6,168	2.31	16,345	16,345	2.08

Total securities available-for-sale	1,040	1.22	13,210	1.81	20,063	2.75	94,123	3.38	128,436	128,436	3.10

Interest-bearing deposits	787	0.43	-	-	-	-	-	-	787	787	0.43

Federal funds sold	-	-	-	-	-	-	-	-	-	-	-

FHLB capital stock (no maturity)	-	-	-	-	-	-	-	-	4,012	4,012	3.03

FRB capital stock (no maturity)	-	-	-	-	-	-	-	-	871	871	6.00

Total	$1,827	0.88%	$13,210	1.81%	$20,063	2.75%	$94,123	3.38%	$134,106	$134,106	3.10%

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	December 31,
	2016		2015
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential mortgage
(1-4 family) (1)	$113,262	24.24%	$118,133	28.95%
Commercial real estate	214,927	46.00%	167,930	41.15%
Real estate construction	20,540	4.40%	22,958	5.63%
Total real estate loans	348,729	74.64%	309,021	75.73%

Other loans:
Home equity	49,018	10.49%	45,345	11.11%
Consumer	14,800	3.16%	14,641	3.59%
Commercial	54,706	11.71%	39,072	9.57%
Total other loans	118,524	25.36%	99,058	24.27%

Total loans	467,253	100.00%	408,079	100.00%

Deferred loan fees	(1,092)		(795)
Allowance for loan losses	(4,770)		(3,550)

Total loans, net	$461,391		$403,734

(1) Excludes loans held-for-sale.

Loans receivable increased $57.66 million. Commercial real estate and land loans increased $47.00 million, commercial loans increased $15.64 million and home equity loans increased $3.67 million. Consumer loans remained consistent period over period only increasing $159,000. These increases were slightly offset by decreases in residential mortgage loans of $4.87 million and construction loans of $2.42 million. Total loan originations were $529.84 million for the year ended December 31, 2016, with residential mortgages (1-4 family) accounting for $333.03 million of the total. Commercial real estate and land loan originations totaled $94.08 million. Construction and home equity loan originations totaled $32.15 million and $19.33 million, respectively, for the same period. Consumer loan originations totaled $8.28 million. Commercial loan originations totaled $42.97 million. There were no commercial loan originations from loan syndication programs with borrowers residing outside of Montana during the year ended December 31, 2016. Loans held-for-sale decreased slightly by $472,000, to $18.23 million at December 31, 2016 from $18.70 million at December 31, 2015.

Loan Maturities. The following table sets forth the estimated maturity of the loan portfolio of the Bank at December 31, 2016. Balances exclude deferred loan fees and allowance for loan losses. Scheduled principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of a loan is typically substantially less than its contractual terms because of prepayments. In addition, due on sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, the borrower sells the real property, subject to the mortgage, and the loan is not paid off. All mortgage loans are shown to be maturing based on the date of the last payment required by the loan agreement, except as noted.

Loans having no stated maturity, those without a scheduled payment, demand loans and matured loans, are shown as due within six months.

	One Year or Less	One to Five Years	After 5 Years	Total

Residential mortgage (1-4 family) (1)	$1,351	$2,245	$127,896	$131,492
Commercial real estate	25,418	17,036	172,473	214,927
Real estate construction	14,029	3,087	3,424	20,540
Home equity	5,647	6,267	37,104	49,018
Consumer	1,316	9,792	3,692	14,800
Commercial	19,161	7,174	28,371	54,706
Total loans (1)	$66,922	$45,601	$372,960	$485,483

(1) Includes loans held-for-sale.

The following table includes loans by fixed or adjustable rates at December 31, 2016:

	Fixed	Adjustable	Total
	(Dollars in Thousands)
Due after December 31, 2017:
Residential mortgage (1 to 4 family) (1)	$85,121	$45,020	$130,141
Commercial real estate	80,467	109,042	189,509
Real estate construction	3,204	3,307	6,511
Home equity	9,066	34,305	43,371
Consumer	11,689	1,795	13,484
Commercial	26,385	9,160	35,545
Total (1)	215,932	202,629	418,561

Due in less than one year	59,225	7,697	66,922

Total Loans (1)	$275,157	$210,326	$485,483

Percent of total	56.68%	43.32%	100.00%

(1) Includes loans held-for-sale

The following table sets forth information with respect to our loan originations, purchases and sales activity:

	Years Ended
	December 31,
	2016	2015
	(In Thousands)

Net loans receivable at beginning of period (1)	$422,436	$333,857

Loans originated:
Residential mortgage (1-4 family)	333,030	240,649
Commercial real estate	94,079	80,505
Real estate construction	32,149	16,561
Home equity	19,328	13,544
Consumer	8,284	8,106
Commercial	42,968	20,993
Total loans originated	529,838	380,358

Loans sold:
Whole loans	308,675	230,616

Principal repayments and loan refinancings	165,495	62,572

Deferred loan fees increase	297	309

Allowance for losses increase	1,220	1,100

Net loan increase	57,185	88,579

Net loans receivable at end of period (1)	$479,621	$422,436

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. As of December 31, 2016, the Bank had $805,000 of real estate owned.

Loans are reviewed on a quarterly basis and are placed on non-accrual status when they are 90 days or more delinquent. Loans may be placed on non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan. At December 31, 2016, we had $614,000 ($606,000 million net of specific reserves for loan losses) of loans that were nonperforming and held on non-accrual status.

The following table provides information regarding the Bank’s loans that are delinquent 30 to 89 days:

	December 31, 2016
	Number	Amount	Percentage of Total
	(Dollars in Thousands)
Loan type:
Residential mortgage (1-4 family)	8	$975	42.94%
Commercial real estate	5	513	22.59%
Real estate construction	-	-	0.00%
Home equity	8	365	16.07%
Consumer	31	169	7.44%
Commercial	3	249	10.96%
Total	55	$2,271	100.00%

The following table sets forth information regarding nonperforming assets:

	December 31,
	2016	2015
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential mortgage (1-4 family)	$221	$730
Commercial real estate	-	667
Other loans:
Home equity	297	161
Consumer	96	145
Commercial	-	327
Accruing loans delinquent 90 days or more
Real estate loans:
Residential mortgage (1-4 family)	456	221
Commercial real estate	4	4
Real estate construction	-	247
Other loans:
Home equity	35	-
Restructured loans:
Other loans:
Home equity	43	46
Total nonperforming loans	1,152	2,548
Real estate owned and other repossessed property, net	825	595
Total nonperforming assets	$1,977	$3,143

Total nonperforming loans to total loans	0.25%	0.63%
Total nonperforming loans to total assets	0.17%	0.40%
Total allowance for loan loss to nonperforming loans	414.06%	139.32%
Total nonperforming assets to total assets	0.29%	0.50%

Residential mortgage (1-4 family) non-accrual loans decreased during the year ended December 31, 2016 primarily due to one loan paid off via a short sale. Commercial real estate non-accrual loans decreased during the year ended December 31, 2016 due to one loan moving out of non-accrual status. Commercial non-accrual loans decreased due to one loan being paid off.

During the year ended December 31, 2016, the Bank sold five real estate owned and other repossessed assets resulting in a net gain of $6,000. There were no write-downs on fair value less cost to sell for foreclosed real estate property and other repossessed during the year ended December 31, 2016. During the year ended December 31, 2016, a minimal amount of interest was recorded on loans previously accounted for on a non-accrual basis.

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

The following table reflects our classified assets:

	December 31,
	2016	2015
	(In Thousands)
Residential mortgage (1-4 family):
Special mention	$-	$-
Substandard	738	1,422
Doubtful	-	-
Loss	-	-

Commercial real estate:
Special mention	-	-
Substandard	451	667
Doubtful	-	-
Loss	-	-

Real estate construction:
Special mention	456	-
Substandard	-	782
Doubtful	-	-
Loss	-	-

Home equity loans:
Special mention	-	-
Substandard	375	156
Doubtful	-	82
Loss	-	7

Consumer loans:
Special mention	-	-
Substandard	95	140
Doubtful	-	4
Loss	8	11

Commercial loans:
Special mention	-	-
Substandard	236	367
Doubtful	-	-
Loss	-	30

Securities available-for-sale:
Special mention	-	-
Substandard	-	-
Doubtful	-	-
Loss	-	-

Real estate owned/repossessed property	825	595

Total classified loans and real estate owned	$3,184	$4,263

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

Provisions for, or adjustments to, estimated losses are included in earnings in the period they are established. At December 31, 2016, we had $4.77 million in allowances for loan losses.

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

The following table includes information for allowance for loan losses:

	Years Ended
	December 31,
	2016	2015
	(Dollars in Thousands)

Beginning balance	$3,550	$2,450

Provision for loan losses	1,833	1,303
Loans charged-off
Residentail mortgage (1-4 family)	(4)	(137)
Commercial real estate	(298)	-
Real estate construction	-	-
Home equity	(7)	-
Consumer	(204)	(61)
Commercial	(119)	(25)
Recoveries
Residentail mortgage (1-4 family)	-	-
Commercial real estate	-	-
Real estate construction	-	-
Home equity	-	1
Consumer	19	18
Commercial	-	1
Net loans charged-off	(613)	(203)

Ending balance	$4,770	$3,550

Allowance for loan losses to total loans	1.02%	0.87%
Allowance for loan losses to total nonperforming loans	414.06%	139.32%
Net charge-offs to average loans outstanding during the period	0.13%	0.05%

The following table presents allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans:

	December 31,
	2016			2015
	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Residential mortgage (1-4 family)	$997	20.90%	24.24%	$911	25.66%	28.95%
Commercial real estate	2,079	43.58%	46.00%	1,593	44.88%	41.15%
Real estate construction	244	5.12%	4.40%	184	5.18%	5.63%
Total real estate loans	3,320	69.60%	74.64%	2,688	75.72%	75.73%

Other loans:
Home equity	460	9.64%	10.49%	342	9.63%	11.11%
Consumer	193	4.05%	3.16%	66	1.86%	3.59%
Commercial	797	16.71%	11.71%	454	12.79%	9.57%
Total other loans	1,450	30.40%	25.36%	862	24.28%	24.27%

Total	$4,770	100.00%	100.00%	$3,550	100.00%	100.00%

Deposits and Other Sources of Funds

Deposits. Deposits are the Company’s primary source of funds. Core deposits are deposits that are more stable and somewhat less sensitive to rate changes. They also represent a lower cost source of funds than rate sensitive, more volatile accounts such as certificates of deposit. We believe that our core deposits are our checking, savings accounts, money market accounts and IRA accounts. Based on our historical experience, we include IRA accounts funded by certificates of deposit as core deposits because they exhibit the principal features of core deposits in that they are stable and generally are not rate sensitive. Core deposits were $378.79 million or 73.87% of the Bank’s deposits at December 31, 2016 ($347.52 million or 67.8% excluding IRA certificates of deposit). The presence of a high percentage of core deposits and, in particular, transaction accounts reflects in part our strategy to restructure our liabilities to more closely resemble the lower cost liabilities of a commercial bank. However, a significant portion of our deposits remains in certificate of deposit form. These certificates of deposit, if they mature and are renewed at higher rates, would result in an increase in our cost of funds.

The following table includes deposit accounts and the associated weighted average interest rates for each category of deposits:

	December 31,
	2016			2015
			Weighted			Weighted
		Percent	Average		Percent	Average
	Amount	of Total	Rate	Amount	of Total	Rate
	(Dollars in Thousands)
Noninterest checking	$82,877	16.16%	0.00%	$77,031	15.94%	0.00%
Interest bearing checking	93,163	18.17%	0.03%	87,350	18.08%	0.03%
Savings	82,266	16.04%	0.04%	71,474	14.79%	0.04%
Money market accounts	89,211	17.40%	0.11%	94,880	19.64%	0.12%
Total	347,517	67.77%	0.05%	330,735	68.45%	0.05%
Certificates of deposit accounts:
IRA certificates	31,277	6.10%	0.64%	33,262	6.88%	0.96%
Brokered certificates	15,596	3.04%	0.80%	7,071	1.46%	1.02%
Other certificates	118,405	23.09%	0.89%	112,114	23.21%	0.89%
Total certificates of deposit	165,278	32.23%	0.84%	152,447	31.55%	0.92%
Total deposits	$512,795	100.00%	0.30%	$483,182	100.00%	0.32%

All deposit products increased during the period with the exception of money markets. Management attributes the continued organic increase in deposits to increased marketing of checking accounts as well as customers’ preference for placing funds in secure, federally insured accounts. Noninterest checking increased $5.85 million or 7.6%, to $82.88 million at December 31, 2016. Interest bearing checking increased $5.82 million or 6.7%, to $93.16 million at December 31, 2016. Savings increased $10.79 million or 15.1%, to $82.27 million at December 31, 2016. Money markets decreased $5.67 million, or 6.0% and time certificates of deposit increased $12.83 million or 8.4%. Brokered certificates increased $8.53 million to $15.60 million at December 31, 2016 from $7.07 million at December 31, 2015. The increase is largely due to the purchase of four brokered certificates with coupon rates ranging from 0.50% to 0.70% and maturities ranging from February 2017 through November 2017, partially offset by the maturity of a $2.47 million brokered certificate in December 31, 2016.

The following table shows the amount of certificates of deposit with balances of $250,000 and greater by time remaining until maturity as of December 31, 2016:

Balance
$250
and Greater
(In Thousands)
3 months or less	$16,078
Over 3 to 6 months	10,882
Over 6 to 12 months	10,347
Over 12 months	8,056
Total	$45,363

Our depositors are primarily residents of the state of Montana.

Borrowings. Deposits are the primary source of funds for our lending and investment activities and for general business purposes. However, as the need arises, or in order to take advantage of funding opportunities, we also borrow funds in the form of advances from FHLB of Des Moines to supplement our supply of lendable funds and to meet deposit withdrawal requirements. We also have Federal funds line of credits with PCBB, PNC, Zions Bank and Stockman Bank.

The following table includes information related to FHLB of Des Moines and other borrowings:

	Years Ended
	December 31,
	2016	2015
	(Dollars in Thousands)
FHLB advances:
Average balance	$75,620	$47,344
Maximum balance at any month-end	87,661	68,261
Balance at period end	81,548	68,261
Weighted average interest rate during the period	1.05%	1.11%
Weighted average interest rate at period end	1.10%	1.08%

Repurchase agreements:
Average balance	$-	$-
Maximum balance at any month-end	-	-
Balance at period end	-	-
Weighted average interest rate during the period	0.00%	0.00%
Weighted average interest rate at period end	0.00%	0.00%

Other:
Average balance	$3,274	$4,023
Maximum balance at any month-end	8,385	12,647
Balance at period end	865	4,455
Weighted average interest rate during the period	0.73%	0.57%
Weighted average interest rate at period end	1.00%	0.68%

Total borrowings:
Average balance	$78,894	$51,367
Maximum balance at any month-end	92,436	72,716
Balance at period end	82,413	72,716
Weighted average interest rate during the period	1.03%	1.07%
Weighted average interest rate at period end	1.10%	1.05%

Advances from the FHLB and other borrowings increased $9.70 million or 13.3%, to $82.41 million at December 31, 2016. The increase was primarily due to increases in net short-term advances from FHLB and other borrowings partially offset by net long-term payments on FHLB borrowings. The borrowings were used to help fund the continued loan growth.

Shareholders’ Equity

Total shareholders’ equity increased by $4.01 million or 7.2%, to $59.46 million at December 31, 2016 from $55.45 million at December 31, 2015. The increase is primarily due to net income of $5.13 million partially offset by dividends paid of $1.19 million.

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

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investment securities	$138,655	$2,917	2.10%	$150,520	$3,058	2.03%
FHLB and FRB stock	4,646	142	3.06%	2,979	67	2.25%
Loans receivable, net(1)	456,808	20,842	4.56%	374,849	17,332	4.62%
Other	1,715	10	0.58%	4,913	9	0.18%
Total interest-earning assets	601,824	23,911	3.97%	533,261	20,466	3.84%
Noninterest-earning assets	52,987			50,397
Total assets	$654,811			$583,658

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Money market	$90,783	$101	0.11%	$94,525	$107	0.11%
Savings	75,288	32	0.04%	67,051	30	0.04%
Checking	88,900	27	0.03%	81,462	27	0.03%
Certificates of deposit	158,465	1,358	0.86%	151,472	1,293	0.85%
Advances from FHLB and other borrowings including subordinated debt	92,985	1,600	1.72%	61,392	998	1.63%
Total interest-bearing liabilities	506,421	3,118	0.62%	455,902	2,455	0.54%
Non-interest checking	84,788			70,766
Other noninterest-bearing liabilities	4,848			2,940
Total liabilities	596,057			529,608

Total equity	58,754			54,050

Total liabilities and equity	$654,811			$583,658
Net interest income/interest rate spread(2)		$20,793	3.35%		$18,011	3.30%

Net interest margin(3)			3.46%			3.38%
Total interest-earning assets to interest-bearing liabilities			118.84%			116.97%

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

	Year Ended December 31, 2016			Year Ended December 31, 2015
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$(241)	$100	$(141)	$(844)	$(307)	$(1,151)
FHLB and FRB stock	37	38	75	9	39	48
Loans receivable, net	3,790	(280)	3,510	3,923	(786)	3,137
Other earning assets	(4)	5	1	1	-	1
Total interest earning assets	3,582	(137)	3,445	3,089	(1,054)	2,035

Interest-bearing liabilities:
Savings, money market and checking accounts	2	(6)	(4)	11	(8)	3
Certificates of deposit	61	4	65	(12)	128	116
Borrowings and subordinated debentures	511	91	602	229	73	302
Total interest-bearing liabilities	574	89	663	228	193	421

Change in net interest income	$3,008	$(226)	$2,782	$2,861	$(1,247)	$1,614

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2016 and 2015

Net Income

Eagle’s net income for the year ended December 31, 2016 was $5.13 million compared to $2.58 million for the year ended December 31, 2015. The increase of $2.55 million was primarily due to an increase in net interest income after loan loss provision of $2.25 million and an increase in noninterest income of $4.23 million, partially offset by an increase in noninterest expense of $2.29 million and an increase in income tax expense of $1.64 million. Basic and diluted earnings per share were $1.36 and $1.32, respectively, for the year ended December 31, 2016 compared to $0.68 and $0.67, respectively, for the prior period.

Net Interest Income

Net interest income increased to $20.79 million for the year ended December 31, 2016, from $18.01 million for the year ended December 31, 2015. This increase of $2.78 million, or 15.4%, was due to an increase in interest and dividend income of $3.44 million partially offset by an increase in interest expense of $663,000 and an increase in the loan loss provision of $530,000.

Interest and Dividend Income

Total interest and dividend income was $23.91 million for the year ended December 31, 2016, compared to $20.47 million for the year ended December 31, 2015, an increase of $3.44 million, or 16.8%. Interest and fees on loans increased to $20.84 million for the year ended December 31, 2016 from $17.33 million for the same period ended December 31, 2015. This increase of $3.51 million, or 20.3%, was due to an increase in the average balance of loans partially offset by a decrease in the average yield of loans for the year ended December 31, 2016. Average balances for loans receivable, net, including loans held for sale, for the year ended December 31, 2016 were $456.81 million, compared to $374.85 million for the prior year period. This represents an increase of $81.96 million, or 21.9%. The average interest rate earned on loans receivable decreased by 6 basis points, from 4.62% to 4.56%. Interest and dividends on investment securities available-for-sale decreased slightly by $141,000 or 4.6% for the year ended December 31, 2016 compared to the same period last year. Average balances on investments decreased to $138.66 million for the year ended December 31, 2016, from $150.52 million for the year ended December 31, 2015. However, the average interest rate earned on investments increased to 2.10% for the year ended December 31, 2016 from 2.03% for the year ended December 31, 2015.

Interest Expense

Total interest expense increased for the year ended December 31, 2016 to $3.12 million from $2.46 million for the year ended December 31, 2015, an increase of $663,000, or 27.0%. Interest expense for total borrowings was $1.60 million for the year ended December 31, 2016 compared to $998,000 for the year ended December 31, 2015. The average balance for borrowings was $92.99 million for the year ended December 31, 2016 compared to $61.39 million for the year ended December 31, 2015. The average rate paid on borrowings also increased 9 basis points, from 1.63% to 1.72%. Borrowings have been used to help fund continued loan growth. Interest expense on deposits remained fairly consistent period over period only increasing $61,000. The average balance for total deposits was $498.22 million for the year ended December 31, 2016 compared to $465.28 million for the year ended December 31, 2015. The overall average rate on total deposits increased 1 basis point from 0.30% for the year ended December 31, 2015 to 0.31% for the year ended December 31, 2016.

Provision for Loan Losses

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending we conduct and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. Using this methodology, the Bank recorded $1.83 million in provision for loan losses for the year ended December 31, 2016 and $1.30 million for the year ended December 31, 2015. The provision for loan losses has been increased to keep pace with increasing loan production that is fueling loan growth. Management believes the level of total allowances is adequate. Total nonperforming loans, including restructured loans, net decreased from $2.55 million at December 31, 2015 to $1.15 million at December 31, 2016. The Bank has $825,000 in other real estate owned and other repossessed assets at December 31, 2016.

Noninterest Income

Total noninterest income increased to $15.99 million for the year ended December 31, 2016, from $11.76 million for the year ended December 31, 2015, an increase of $4.23 million or 36.0%. The increase is largely due to increases in net gain on sale of loans which increased to $10.35 million for the year ended December 31, 2016 from $6.67 million for the year ended December 31, 2015. During the year ended December 31, 2016, $333.03 million residential mortgages were originated compared to $240.65 million for the year ended December 31, 2015. In addition, $308.68 million mortgage loans were sold during the year ended December 31, 2016 compared to $230.62 million in the same period in the prior year.

Noninterest Expense

Noninterest expense was $28.02 million for the year ended December 31, 2016 compared to $25.73 million for the year ended December 31, 2015. The increase of $2.29 million, or 8.9%, is largely due to increased salaries and employee benefits expenses of $1.94 million. Increased salaries expense is due in part to higher commission-based compensation related to the continued loan growth.

Income Tax

Income tax expense was $1.80 million for the year ended December 31, 2016, compared to $163,000 for the year ended December 31, 2015. The effective tax rate was 26.0% for the year ended December 31, 2016. Income tax expense has increased with our increased income levels. However, tax free municipal bond income and Bank owned life insurance income help to lower the overall effective tax rate. The effective tax rate is further reduced by a tax credit investment entered into by the Company in fiscal year 2013. The Bank made an investment in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over an estimated seven-year credit allowance period.

Liquidity and Capital Resources

Liquidity

The Bank is required to maintain minimum levels of liquid assets as defined by the Montana Division of Banking and FRB regulations. The liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of December 31, 2016 and 2015.

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

Comparison of Cash Flow for Years Ended December 31, 2016 and 2015

Net cash provided by the Company’s operating activities, which is primarily comprised of cash transactions affecting net income, was $12.89 million for the year ended December 31, 2016 compared to $4.88 million for the prior year. Net cash provided by operating activities was higher for the year ended December 31, 2016 primarily due to higher net income and changes in loans held-for-sale.

Net cash used in the Company’s investing activities, which is primarily comprised of cash transactions from investment securities and the loan portfolio, was $51.13 million for the year ended December 31, 2016 compared to $76.76 million for the year ended December 31, 2015. Net cash used in investing activities for the year ended December 31, 2016 was due in part to loan originations being higher than loan pay-off and principal payments during the year. Loan origination and principal collection, net was $62.20 million for the year ended December 31, 2016. In addition, there was $18.86 million in available-for-sale securities purchases during the year ended December 31, 2016. These uses of cash were partially offset by available-for-sale securities sales and maturities, principal payments and calls of $33.53 million. Net cash used in investing activities for the year ended December 31, 2015 was also impacted by loan originations being higher than loan pay-off and principal payments during the year. Loan origination and principal collection, net was $90.48 million for the year ended December 31, 2015. In addition, there was $28.87 million in available-for-sale securities purchases during the year ended December 31, 2015. These uses of cash were partially offset by available-for-sale securities sales and maturities, principal payments and calls of $43.82 million.

Net cash provided by the Company’s financing activities was $38.12 million for the year ended December 31, 2016 compared to $66.82 million for the year ended December 31, 2015. Net cash provided by financing activities for the year ended December 31, 2016 was primarily a result of a net increase in deposits of $29.61 million and net advances from FHLB and other borrowings of $9.70 million. Net cash provided by financing activities for the year ended December 31, 2015 was due to net advances from FHLB and other borrowings of $17.72 million and a net increase in deposits of $41.78 million. In addition, there were net proceeds from the issuance of subordinated debentures of $9.79 million during the year ended December 31, 2015.

Capital Resources

At November 30, 2016 (the most recent report available), the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 2.1% compared to a decrease of 1.8% at November 30, 2015 (the most recent report available for December 31, 2015). The Bank is within the guidelines set forth by the Board of Directors for interest rate sensitivity.

The Bank’s Tier I leverage ratio, as measured under State of Montana and FRB rules, decreased from 9.36% as of December 31, 2015 to 9.23% as of December 31, 2016. The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

As of December 31, 2016, the Bank’s regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed “well capitalized” pursuant to State of Montana and FRB rules. At December 31, 2016, the Bank’s total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios amounted to 14.05%, 13.03%, 13.03% and 9.23%, respectively, compared to regulatory requirements of 8.0%, 6.0%, 4.5% and 4.0%, respectively.

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

The following table includes the Banks’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of November 30, 2016 Policy		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	0.06%	0.52%	-15.0%
-100	-1.67%	-5.90%	-15.0%

The following table discloses how the Bank’s economic value of equity (“EVE”) would react to interest rate changes. Given the current relatively low level of market interest rates, an EVE calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

Changes in Market	EVE as a % Change from 0 Shock
Interest Rates	As of November 30, 2016	Board Policy
(Basis Points)	Projected EVE	Limit
		Must be no greater than:
+300	0.5%	-30.0%
+200	2.1%	-20.0%
+100	2.9%	-10.0%
0	0.0%	0.0%
-100	-10.9%	-10.0%

While the Bank was technically out of policy for the EVE calculation for a shock down 100 basis points, the Board determined that no action was deemed necessary given that the EVE computation includes a highly conservative operating cost for servicing deposits.

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

Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of December 31, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of December 31, 2016, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Based on this assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2016 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

Except as provided below, the information required by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our year ended December 31, 2016.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our directors may be found under the caption “Proposal I – Election of Directors” in our Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”). The information in the Proxy Statement set forth under the captions of “Section 16 (a) Beneficial Ownership Reporting Compliance”, “Board Meetings and Committees”, “Structure of the Board of Directors”, “The Board’s Role in Risk Oversight”, and “Code of Ethics” is incorporated herein by reference.

Executive Officers of the Registrant

The following is a list of the names and ages of our executive officers, all positions and offices held by each person and each person’s principal occupations or employment during the past five years. There are no family relationships between any executive officers and directors.

Peter J. Johnson, President/Chief Executive Officer	Age 59

Mr. Johnson has served as President and CEO of Eagle since December 2009. He has also served as President of the Bank since July 2007 and CEO since November 2007. Prior to being named President, he had served as the Company’s Executive Vice President and Chief Financial Officer. He joined the Bank in 1981. He currently serves on the Montana Independent Bankers Association board of directors and served as a member of the Federal Reserve Board’s Community Depository Institution Advisory Council from 2010-2012. He is a past chairman of both the Helena Area Chamber of Commerce and the Diocese of Helena Finance Council. He is also a member of the Rotary Club of Helena. He serves on the Independent Community Bankers of America’s Political Action Committee.

Laura F. Clark, Senior Vice President/Chief Financial Officer	Age 60

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

Michael C. Mundt, Executive Vice President/Chief Community Banking Officer	Age 62

Mr. Mundt has served as the Chief Lending Officer of the Bank since April 1994 and was promoted to Executive Vice President/Chief Community Banking Officer in July 2014. Prior to being named the Chief Lending Officer, he served as Vice President of Consumer and Commercial Lending. He joined the bank in 1988. He recently served on the Montana Bankers Association’s board of directors and as a Past-President of the Montana Business Assistance Connection, a local economic development non-profit organization. Mr. Mundt retired effective December 31, 2016.

Rachel R. Amdahl, Senior Vice President/Chief Operations Officer	Age 48

Mrs. Amdahl has served as Senior Vice President/Chief Operations Officer of the Bank since February 2006. Prior to being named the Senior Vice President/Chief Operations Officer, she served as Vice President/Operations since 2000. She joined the Bank in 1987. She is a past board member of the Lewis and Clark County United Way and the Women’s Leadership Network in Helena.

Tracy A. Zepeda, Senior Vice President/Chief Retail Officer	Age 37

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

Dale F. Field, Senior Vice President/Chief Credit Officer	Age 45

Mr. Field joined Eagle in 2001 as VP/Commercial Lender and was promoted to Vice President/Chief Credit Administration Officer in 2011. He was promoted to Senior Vice President/Chief Credit Officer in July 2014. He serves on the Helena Exchange Club board of directors and is a school board trustee in Clancy, Montana.

Chantelle R. Nash, Senior Vice President/Chief Risk Officer	Age 46

Ms. Nash joined Eagle as a Compliance Manager in 2006 and served as Vice President/Compliance Officer since 2010. She was promoted to Senior Vice President/Chief Risk Officer in July 2014. She serves on the board of the Helena YWCA.

Larry D. Williams, Senior Vice President/Chief Lending Officer	Age 49

Mr. Williams joined Eagle in November 2014. He was formerly with Community Bank, Inc. and served as Vice President and Chief Credit Officer since January 2012. He was the Vice President/Senior Lender for Community Bank, Inc. from March 2005 through December 2011. He is currently a director of the Western Montana Chapter of Risk Management Associates.

George Ballew, Senior Vice President/Chief Mortgage Lending Officer	Age 57

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

The following documents are filed as part of this report: The audited Consolidated Statements of Financial Condition of Eagle Bancorp Montana, Inc. and subsidiaries as of December 31, 2016 and 2015 and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Shareholder Equity and Consolidated Statements of Cash Flows for the years then ended, together with the related notes and independent auditor’s reports.

(2)	Schedules omitted as they are not applicable.

(3)	Exhibits.

Exhibits 10.1 through 10.12 are management contracts or compensatory plans or arrangements.

**	3.1	Amended and Restated Certificate of Incorporation of Eagle Bancorp Montana, Inc.

	3.2	Bylaws of Eagle Bancorp Montana, Inc., amended as of August 20, 2015 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 25, 2015).

*	4.1	Form of Common Stock Certificate of Eagle Bancorp Montana, Inc.

	4.2	Form of 6.75% Subordinated Note due 2025 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on June 19, 2015).

	4.3	Form of 5.75% Subordinated Note due 2022 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on February 13, 2017).

	10.1

Employment Contract, effective as of April 27, 2015, among Peter J. Johnson, Eagle Bancorp Montana, Inc. and Opportunity Bank of Montana (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on April 29, 2015).

	10.2

Form of Change in Control Agreement entered into between Eagle Bancorp Montana, Inc. and its executive officers (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on August 24, 2015).

*	10.3	Salary Continuation Agreement, dated April 18, 2002, between Larry A. Dreyer and American Federal Savings Bank.

*	10.4	First Amendment to Salary Continuation Agreement, dated December 31, 2006, between Larry A. Dreyer and American Federal Savings Bank.

	10.5

Amended Salary Continuation Agreement, dated April 27, 2015, between Peter J. Johnson and Opportunity Bank of Montana (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K filed on August 24, 2015).

*	10.6	Salary Continuation Agreement, dated April 18, 2002, between Michael C. Mundt and American Federal Savings Bank.

*	10.7	First Amendment to Salary Continuation Agreement, dated December 31, 2006, between Michael C. Mundt and American Federal Savings Bank.

*	10.8	Salary Continuation Agreement, dated November 16, 2006, between Rachel R. Amdahl and American Federal Savings Bank.

*	10.9	American Federal Savings Bank Split-Dollar Plan, effective October 21, 2004.

*	10.10	Summary of American Federal Savings Bank Bonus Plan.

	10.11

2011 Stock Incentive Plan for Directors, Officers and Employees (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-8 (File No. 333-182360) filed with the SEC on June 27, 2012).

	10.12

Amendment No. 1 to the Eagle Bancorp Montana, Inc. 2011 Stock Incentive Plan for Directors, Officers, and Employees (incorporated by reference to Exhibit 10.13 of our Annual Report on Form 10-K filed on March 15, 2016).

	10.13	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 19, 2015).

	10.14	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 13, 2017).

	10.15	Form of Eagle Bancorp Montana, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A filed on February 24, 2017).

	21.1	Subsidiaries of Registrant.

	23.1	Consent of Davis Kinard & Co, PC.

	31.1	Certification by Peter J. Johnson, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Laura F. Clark, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification by Peter J. Johnson, Chief Executive Officer and Laura F. Clark, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the identically numbered exhibit of the Registration Statement on Form S-1 (File No. 333-163790) filed with the SEC on December 17, 2009.
**	Incorporated by reference to the identically numbered exhibit of the Current Report on Form 8-K filed with the SEC on February 23, 2010.

(b)	See item 15(a)(3) above.

(c)	See Item 15(a)(1) and 15(a)(2) above.

101.INS XBRL	Instance Document

101.SCHXBRL	Taxonomy Extension Schema Document

101.CALXBRL	Taxonomy Extension Calculation Linkbase Document

101.DEFXBRL	Taxonomy Extension Definition Linkbase Document

101.LABXBRL	Taxonomy Extension Label Linkbase Document

101.PREXBRL	Taxonomy Extension Presentation Linkbase Document

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP MONTANA, INC.

/s/ Peter J. Johnson
Peter J. Johnson
President and Chief Executive Officer
March 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Peter J. Johnson	President and Chief Executive Officer	3/14/2017
Peter J. Johnson	Director (Principal Executive Officer)

/s/ Laura F. Clark	Senior Vice President and Chief	3/14/2017
Laura F. Clark	Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Larry A. Dreyer	Chairman	3/14/2017
Larry A. Dreyer

/s/ James A. Maierle	Vice Chairman	3/14/2017
James A. Maierle

/s/ Rick F. Hays	Director	3/14/2017
Rick F. Hays

/s/ Lynn E. Dickey	Director	3/14/2017
Lynn E. Dickey

/s/ Maureen J. Rude	Director	3/14/2017
Maureen J. Rude

/s/ Thomas J. McCarvel	Director	3/14/2017
Thomas J. McCarvel

/s/ Shavon R. Cape	Director	3/14/2017
Shavon R. Cape

/s/ Tanya J. Chemodurow	Director	3/14/2017
Tanya J. Chemodurow

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2016 and 2015

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Contents

First Financial Bank Building 400 Pine Street, Ste. 600, Abilene, TX 79601 325.672.4000 / 800.588.2525 / f: 325.672.7049 www.dkcpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Eagle Bancorp Montana, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Eagle Bancorp Montana, Inc. and Subsidiaries (Eagle) as of December 31, 2016 and December 31, 2015 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2016. Eagle’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp Montana, Inc. and Subsidiaries as of December 31, 2016 and December 31, 2015 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Certified Public Accountants

Abilene, Texas

February 24, 2017

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

	December 31,
	2016	2015
ASSETS:
Cash and due from banks	$6,531	$6,468
Interest bearing deposits in banks	787	970
Total cash and cash equivalents	7,318	7,438

Securities available-for-sale	128,436	145,738
Federal Home Loan Bank stock	4,012	3,397
Federal Reserve Bank stock	871	887
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	18,230	18,702
Loans receivable, net of deferred loan fees of $1,092 at December 31, 2016 and $795 at December 31, 2015 and allowance for loan losses of $4,770 at December 31, 2016 and $3,550 at December 31, 2015	461,391	403,734
Accrued interest and dividends receivable	2,123	2,278
Mortgage servicing rights, net	5,853	4,968
Premises and equipment, net	19,393	18,217
Cash surrender value of life insurance	14,095	12,514
Real estate and other repossessed assets acquired in settlement of loans, net	825	595
Goodwill	7,034	7,034
Core deposit intangible, net	384	514
Deferred tax asset, net	1,965	1,490
Other assets	1,840	2,686
Total assets	$673,925	$630,347

LIABILITIES:
Deposit accounts:
Noninterest bearing	$82,877	$77,031
Interest bearing	429,918	406,151
Total deposits	512,795	483,182

Accrued expenses and other liabilities	4,291	4,050
Federal Home Loan Bank advances and other borrowings	82,413	72,716
Subordinated debentures:
Principal amount	15,155	15,155
Unamortized debt issuance costs	(185)	(206)
Total subordinated debentures less unamortized debt issuance costs	14,970	14,949

Total liabilities	614,469	574,897

SHAREHOLDERS' EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock ($0.01 par value; 8,000,000 shares authorized; 4,083,127 shares issued; 3,811,409 and 3,779,464 shares outstanding at December 31, 2016 and 2015, respectively)	41	41
Additional paid-in capital	22,366	22,152
Unallocated common stock held by Employee Stock Ownership Plan	(809)	(975)
Treasury stock, at cost	(2,971)	(3,321)
Retained earnings	41,240	37,301
Net accumulated other comprehensive (loss) income	(411)	252
Total shareholders' equity	59,456	55,450

Total liabilities and shareholders' equity	$673,925	$630,347

The accompanying notes are an integral part of these consolidated financial statements.

 EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except for Per Share Data)

	Years Ended
	December 31,
	2016	2015
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$20,842	$17,332
Securities available-for-sale	2,917	3,058
Federal Home Loan Bank and Federal Reserve Bank dividends	142	67
Trust preferred securities	3	3
Interest on deposits in banks	1	1
Other interest income	6	5
Total interest and dividend income	23,911	20,466

INTEREST EXPENSE:
Deposits	1,518	1,457
Federal Home Loan Bank advances and other borrowings	815	550
Subordinated debentures	785	448
Total interest expense	3,118	2,455

NET INTEREST INCOME	20,793	18,011

Loan loss provision	1,833	1,303

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	18,960	16,708

NONINTEREST INCOME:
Service charges on deposit accounts	865	1,009
Net gain on sale of loans (includes $2,938 and $1,907 for 2016 and 2015, respectively, related to accumulated other comprehensive earnings reclassification)	10,346	6,672
Mortgage loan service fees	1,835	1,718
Wealth management income	601	625
Interchange and ATM fees	873	580
Appreciation in cash surrender value of life insurance	484	426
Net gain on sale of available-for-sale securities (includes $249 and $234 for 2016 and 2015, respectively, related to accumulated other comprehensive earnings reclassification)	249	234
Net loss on fair value hedge	-	(93)
Net gain (loss) on sale of real estate owned and other repossessed property	6	(13)
Other noninterest income	731	603
Total noninterest income	15,990	11,761

NONINTEREST EXPENSE:
Salaries and employee benefits	16,286	14,350
Occupancy and equipment expense	2,815	2,988
Data processing	1,980	2,259
Advertising	696	800
Amortization of mortgage servicing rights	1,249	799
Amortization of core deposit intangible and tax credits	445	432
Federal insurance premiums	404	332
Postage	194	181
Legal, accounting and examination fees	394	520
Consulting fees	202	576
Other noninterest expense	3,354	2,489
Total noninterest expenses	28,019	25,726

INCOME BEFORE INCOME TAXES	6,931	2,743

Income tax expense (includes ($455) and $321 for 2016 and 2015, respectively, related to income tax (benefit) expense from reclassification items)	1,799	163

NET INCOME	$5,132	$2,580

BASIC EARNINGS PER SHARE	$1.36	$0.68

DILUTED EARNINGS PER SHARE	$1.32	$0.67

The accompanying notes are an integral part of these consolidated financial statements.

 EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Years Ended
	December 31,
	2016	2015

NET INCOME	$5,132	$2,580

OTHER ITEMS OF COMPREHENSIVE (LOSS) INCOME:
Change in fair value of investment securities available-for-sale, before income taxes	(792)	883
Reclassification for realized gains and losses on investment securities included in income, before income taxes	(249)	(234)
Change in fair value of derivatives designated as cash flow hedges, before income taxes	2,861	2,046
Reclassification for realized gains on derivatives designated as cash flow hedges, before income taxes	(2,938)	(1,907)
Total other items of comprehensive (loss) income	(1,118)	788

Income tax benefit (expense) related to:
Investment securities	424	(264)
Derivatives designated as cash flow hedges	31	(57)
Total income tax benefit (expense)	455	(321)

COMPREHENSIVE INCOME	$4,469	$3,047

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in Thousands, Except for Per Share Data)

	Preferred Stock	Common Stock	Paid-In Capital	Unallocated ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

Balance at January 1, 2015	$-	$41	$22,122	$(1,141)	$(2,194)	$35,885	$(215)	$54,498

Net income						2,580		2,580

Other comprehensive income							467	467

Dividends paid						(1,164)		(1,164)

Stock compensation expense			204					204

Treasury stock purchased (116,865 shares at $11.30 average cost per share )					(1,320)			(1,320)

Treasury stock reissued for compensation (17,548 shares at $10.97 average cost per share )			(193)		193			-

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (16,616 shares)			19	166				185

Balance at December 31, 2015	$-	$41	$22,152	$(975)	$(3,321)	$37,301	$252	$55,450

Net income						5,132		5,132

Other comprehensive loss							(663)	(663)

Dividends paid						(1,193)		(1,193)

Stock compensation expense			500					500

Treasury stock reissued for compensation (31,945 shares at $10.97 average cost per share )			(350)		350			-

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (16,616 shares)			64	166				230

Balance at December 31, 2016	$-	$41	$22,366	$(809)	$(2,971)	$41,240	$(411)	$59,456

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands)

	Years Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,132	$2,580
Adjustments to reconcile net income to net cash provided by operating activities:
Loan loss provision	1,833	1,303
Depreciation	1,058	1,231
Net amortization of investment securities premiums and discounts	1,838	1,988
Amortization of mortgage servicing rights	1,249	799
Amortization of core deposit intangible and tax credits	445	432
Deferred income tax benefit	(20)	(344)
Net gain on sale of loans	(10,346)	(6,672)
Net gain on sale of available-for-sale securities	(249)	(234)
Net (gain) loss on sale of real estate owned and other repossessed assets	(6)	13
Net loss on fair value hedge	-	93
Net loss (gain) on sale/disposal of premises and equipment	6	(305)
Net appreciation in cash surrender value of life insurance	(466)	(329)
Net change in:
Accrued interest and dividends receivable	155	40
Loans held-for-sale	10,741	5,696
Other assets	552	(1,603)
Accrued expenses and other liabilities	971	196
Net cash provided by operating activities	12,893	4,884

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	23,649	31,301
Maturities, principal payments and calls	9,882	12,515
Purchases	(18,859)	(28,872)
Federal Home Loan Bank stock purchased	(615)	(1,429)
Federal Reserve Bank stock redeemed (purchased)	16	(246)
Loan origination and principal collection, net	(62,201)	(90,477)
Proceeds from Bank owned life insurance	885	-
Purchases of Bank owned life insurance	(2,000)	(450)
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	353	87
Proceeds from sale of premises and equipment	7	1,438
Additions to premises and equipment	(2,247)	(630)
Net cash used in investing activities	(51,130)	(76,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	29,613	41,782
Net short-term advances (payments) from Federal Home Loan Bank and other borrowings	15,313	(1,723)
Long-term advances from Federal Home Loan Bank and other borrowings	5,000	33,000
Payments on long-term Federal Home Loan Bank and other borrowings	(10,616)	(13,554)
Proceeds from issuance of subordinated debentures	-	10,000
Payments for debt issuance costs	-	(206)
Purchase of treasury stock, at cost	-	(1,320)
Dividends paid	(1,193)	(1,164)
Net cash provided by financing activities	38,117	66,815

NET DECREASE IN CASH AND CASH EQUIVALENTS	(120)	(5,064)

CASH AND CASH EQUIVALENTS, beginning of period	7,438	12,502

CASH AND CASH EQUIVALENTS, end of period	$7,318	$7,438

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Operations

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

In 2014, the Board of Directors (the “Board”) determined that it was in the Company’s best interests to adopt a Montana community bank charter and the Company applied to the State of Montana to form an interim bank for the purpose of facilitating the conversion of AFSB from a federally chartered savings bank to a Montana-chartered commercial bank. Upon receiving required approvals of the Montana Division of Banking and Financial Institutions and the federal banking agencies for the conversion the conversion became effective on October 14, 2014. Concurrent with the conversion, the Bank applied, and was approved, for membership in the Federal Reserve System of the Board of Governors. In connection with the conversion, AFSB changed its name to Opportunity Bank of Montana (“the Bank”). As a result of the conversion, the Bank is regulated by the Montana Division of Banking and Financial Institutions. As a Federal Reserve Board (“FRB”) member bank, its primary federal regulator is the FRB, and the Company is a registered bank holding company regulated by the FRB. The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured to the applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).

The Bank is headquartered in Helena, Montana, and operates additional branches in Butte, Bozeman, Billings, Big Timber, Livingston, Missoula, Hamilton and Townsend, Montana. It also operates a separate mortgage loan origination location in Missoula, Montana. The Bank opened a Loan Production Office in Great Falls, Montana in January 2015. The Bank’s market area is concentrated in southern Montana, to which it primarily offers commercial, residential and consumer loans. The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities. Collectively, Eagle Bancorp Montana Inc. and its subsidiaries are referred to herein as “the Company.”

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

Consolidated Financial Statement Presentation and Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In preparing consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights, the valuation of financial instruments, deferred tax assets and liabilities, and the valuation of foreclosed assets. In connection with the determination of the estimated losses on loans, foreclosed assets, valuation of mortgage servicing rights and valuation of the interest rate swap (terminated during the quarter ended March 31, 2015), management obtains independent appraisals and valuations.

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

The Company carries certain assets with other financial institutions which are subject to credit risk by the amount such assets exceed federal deposit insurance limits. At December 31, 2016 and 2015, no account balances were held with correspondent banks that were in excess of FDIC insured levels, except for federal funds sold or deposit balances held at Federal Home Loan Bank (“FHLB”) of Des Moines (formerly FHLB of Seattle), Pacific Coast Bankers Bank (“PCBB”) and Zions Bank. FHLB of Des Moines completed a merger with FHLB of Seattle in June 2015. Also, from time to time, the Company is due amounts in excess of FDIC insurance limits for checks and transit items.

Management monitors the financial stability of correspondent banks and considers amounts advanced in excess of FDIC insurance limits to present no significant additional risk to the Company.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “cash and due from banks” and “interest bearing deposits in banks” all of which mature within ninety days.

The Bank properly maintains amounts in excess of reserve balances as required by the FRB. The Bank had vault cash reserves in excess of the required reserve amount of $676,000 as of December 31, 2016.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Summary of Significant Accounting Policies – continued

Investment Securities

The Company can designate debt and equity securities as held-to-maturity, available-for-sale or trading. At December 31, 2016 and 2015 all securities were designated as available-for-sale.

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

Federal Home Loan Bank Stock

The Company’s investment in FHLB stock is a restricted investment carried at cost ($100 per share par value), which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on total assets and a specific percentage of its outstanding FHLB advances. The Company had 40,121 and 33,969 FHLB shares at December 31, 2016 and 2015, respectively. Dividends are paid quarterly and are subject to FHLB board approval.

Federal Reserve Bank Stock

The Company’s investment in FRB stock is a restricted investment carried at cost, which approximates its fair value. Although the par value of the stock is $100 per share, banks pay only $50 per share at the time of purchase, with the understanding that the other half of the subscription amount is subject to call at any time. As a member of the Federal Reserve System, the Company is required to maintain a minimum level of investment in FRB stock based on a specific percentage of its capital and surplus. The Company had 17,415 FRB shares at December 31, 2016 and 2015. Dividends are received semi-annually at a fixed rate of 6.00% on the total number of shares.

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

Loan Origination/Risk Management – The Bank selectively extends credit for the purpose of establishing long-term relationships with its customers. The Bank mitigates the risks inherent in lending by focusing on businesses and individuals with demonstrated payment history, historically favorable profitability trends and stable cash flows. In addition to these primary sources of repayment, the Bank considers tangible collateral and personal guarantees as secondary sources of repayment. Lending officers are provided with detailed underwriting policies covering all lending activities in which the Bank is engaged and require all lenders to obtain appropriate approvals for the extension of credit. The Bank also maintains documentation requirements and extensive credit quality assurance practices in order to identify credit portfolio weaknesses as early as possible so any exposures that are discovered may be reduced.

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

Residential Mortgages (1-4 Family) – The Bank originates 1-4 family residential mortgage loans collateralized by owner-occupied and non-owner-occupied real estate. Repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts up to 80.00% of appraised values before requiring private mortgage insurance. The underwriting analysis includes credit verification, appraisals and a review of the financial condition of the borrower. The Company will either hold these loans in its portfolio or sell them on the secondary market, depending upon market conditions and the type and term of the loan originations. Generally, all 30-year fixed rate loans are sold in the secondary market.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Summary of Significant Accounting Policies – continued

Loans – continued

Commercial Real Estate Mortgages and Land Loans – The Bank makes commercial real estate loans and land loans (both developed and undeveloped) and loans on multi-family dwellings. Commercial real estate loans are collateralized by owner-occupied and non-owner-occupied real estate. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. When underwriting these loans, the Bank seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower.

Real Estate Construction – The Bank makes loans to finance the construction of residential properties. The majority of the Bank’s residential construction loans are made to individual homeowners for the construction of their primary residence and, to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for sale in the future. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover the entire unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminable period of time. While the Bank has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

Home Equity Loans – The Bank originates home equity loans that are secured by the borrowers’ primary residence. These loans are typically subject to a prior lien, which may or may not be held by the Bank. Although these loans are secured by real estate, they carry a greater risk than first lien 1-4 family residential mortgages because of the existence of a prior lien on the property as well as the flexibility the borrower has with respect to the proceeds. The Bank attempts to minimize this risk by maintaining conservative underwriting policies on these types of loans. Generally, home equity loans are made for up to 85.00% of the appraised value of the underlying real estate collateral, less the amount of any existing prior liens on the property securing the loan.

Consumer Loans – Consumer loans made by the Bank include automobile loans, recreational vehicle loans, boat loans, personal loans, credit lines, loans secured by deposit accounts and other personal loans. Risk is minimized due to relatively small loan amounts that are spread across many individual borrowers.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Summary of Significant Accounting Policies – continued

Loans – continued

Commercial and Industrial Loans – A broad array of commercial lending products are made available to businesses for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business. Bank’s commercial loans are underwritten on the basis of the borrower’s ability to service such debt as reflected by cash flow projections. Commercial loans are generally collateralized by business assets, accounts receivable and inventory, certificates of deposit, securities, guarantees or other collateral. The Bank also generally obtains personal guarantees from the principals of the business. Working capital loans are primarily collateralized by short-term assets, whereas term loans are primarily collateralized by long-term assets. As a result, commercial loans involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans.

Non-Accrual and Past Due Loans – Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, the Bank considers the borrower's debt service capacity through the analysis of current financial information, if available, and/or current information with regards to the Bank's collateral position. Regulatory provisions would typically require the placement of a loan on non-accrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Cash Surrender Value of Life Insurance

Life insurance policies are initially recorded at cost at the date of purchase. Subsequent to purchase, the policies are periodically adjusted for fair value. The adjustment to fair value increases or decreases the carrying value of the policies and is recorded as an income or expense on the consolidated statement of income. For the years ended December 31, 2016 and 2015, there were no adjustments to fair value that were outside the normal appreciation in cash surrender value.

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

The Company recognizes interest accrued on penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2016 and 2015 the Company recognized no interest and penalties. Based on management’s analysis, the Company did not have any uncertain tax positions as of December 31, 2016 or 2015. The Company files tax returns in the U.S. federal jurisdiction and the State of Montana. There are currently no income tax examinations underway for these jurisdictions. The Company’s income tax returns are subject to examination by relevant taxing authorities as follows: U.S. Federal income tax returns for tax years 2013 and forward; Montana income tax returns for tax years 2013 and forward.

Treasury Stock

Treasury stock is accounted for on the cost method and consists of 271,718 and 303,663 shares at December 31, 2016 and 2015, respectively.

On July 21, 2016, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased under this plan during 2016. The plan expires on July 21, 2017.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Summary of Significant Accounting Policies – continued

Treasury Stock – continued

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

 Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs were $696,000 and $800,000 for the years ended December 31, 2016 and 2015, respectively.

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

Mortgage Loan Commitments – Mortgage loan commitments that relate to the origination of a mortgage that will be held-for-sale upon funding are considered derivative instruments. The Company enters into commitments to fund residential mortgage loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate and within a specified period of time after inception of the rate lock.

Interest Rate Lock Commitments – The Company enters into agreements to extend credit to a borrower under certain specified terms and conditions in which the interest rate and the maximum amount of the loan are set prior to funding. Under the agreement, the lender commits to lend funds to a potential borrower (subject to the lender’s approval of the loan) on a fixed or adjustable rate basis, regardless of whether interest rates change in the market, or on a floating rate basis.

Forward Delivery Commitments – The Company uses mandatory sell forward delivery commitments to sell whole loans. These commitments are used as a hedge against exposure to interest rate risks resulting from rate locked loan origination commitments on certain mortgage loans held-for-sale. Gains and losses on the items hedged are deferred and recognized in accumulated other comprehensive income until the commitments are completed. At the point of completion of the commitments the gains and losses are recognized in the Company’s income statement.

Interest Rate Swap Agreements – For asset/liability management purposes, the Company may use interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged. These swap agreements are derivative instruments and generally convert a portion of the Company’s fixed-rate loans to a variable rate.

The gain or loss on a derivative designated and qualifying as a fair value hedging instrument, as well as the offsetting gain or loss on the hedged item attributable to the risk being hedged, is recognized currently in earnings in the same accounting period. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings. For fair value hedges, the net settlement (upon close-out or termination) that offsets changes in the value of the loans adjusts the basis of the loans and is deferred and amortized over the life of the loans.

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

The goodwill recorded for the acquisition of the branches of Sterling Financial Corporation (“Sterling”) in 2012 was $6,890,000 and is not subject to amortization in accordance with accounting guidance. Final valuation adjustments were recorded in 2013 for $144,000 and impacted goodwill. The final goodwill recorded related to the acquisition was $7,034,000. The Company performs a goodwill impairment test annually as of June 30. There have been no reductions of recorded goodwill resulting from the impairment tests. Other identifiable intangible assets recorded by the Company represent the future benefit associated with the acquisition of the core deposits of the Sterling branches and are being amortized over 7 years utilizing a method that approximates the expected attrition of the deposits. This amortization expense is included in the noninterest expense section of the consolidated statements of income.

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

Recent Accounting Pronouncements – continued

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendment has a number of provisions including the requirements that public business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, a separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans receivables), and eliminating the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendment is effective for annual and interim reporting periods beginning after December 15, 2017 and is not expected to have a significant impact to the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842) intended to improve financial reporting regarding leasing transactions. The new standard affects all companies and organizations that lease assets. The standard will require organizations to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases if the lease terms are more than 12 months. The guidance also will require qualitative and quantitative disclosures providing additional information about the amounts recorded in the financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the potential impact of the amendment on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The standard requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The standard also requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Additionally, the standard amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company believes the amendments in this update will have an impact on the Company’s consolidated financial statements and is working to evaluate the significance of that impact.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	Earnings Per Share

The computations of basic and diluted earnings per share were as follows:

	Years Ended
	December 31,
	2016	2015
	(Dollars in Thousands, Except for Per Share Data)
Weighted average shares outstanding during the period in which basic earnings per share is calculated	3,784,788	3,813,090
Dilutive effect of stock compensation	88,801	46,535
Average outstanding shares on which diluted earnings per share is calculated	3,873,589	3,859,625

Net income applicable to common stockholders	$5,132	$2,580

Basic earnings per share	$1.36	$0.68

Diluted earnings per share	$1.32	$0.67

NOTE 4:	Investment Securities

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Investment Securities – continued

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale:
U.S. government and agency	$5,673	$7	$(72)	$5,608
Municipal obligations	68,493	575	(1,404)	67,664
Corporate obligations	9,454	15	(162)	9,307
MBSs - government-backed	29,537	283	(308)	29,512
CMOs - government-backed	16,530	15	(200)	16,345
Total	$129,687	$895	$(2,146)	$128,436

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale:
U.S. government and agency	$10,684	$26	$(95)	$10,615
Municipal obligations	66,606	1,041	(578)	67,069
Corporate obligations	9,615	-	(165)	9,450
MBSs - government-backed	32,810	111	(186)	32,735
CMOs - government-backed	26,233	40	(404)	25,869
Total	$145,948	$1,218	$(1,428)	$145,738

The Company has not entered into any interest rate swaps, options or futures contracts relating to investment securities.

	Years Ended
	December 31,
	2016	2015
	(In Thousands)

Proceeds from sale of available-for-sale securities	$23,649	$31,301

Gross realized gain on sale of available-for-sale securities	$272	$534
Gross realized loss on sale of available-for-sale securities	(23)	(300)
Net realized gain on sale of available-for-sale securities	$249	$234

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Investment Securities – continued

The amortized cost and fair value of securities at December 31, 2016 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$1,042	$1,040
Due from one to five years	8,116	8,058
Due from five to ten years	15,223	15,038
Due after ten years	59,239	58,443
	83,620	82,579

MBSs - government-backed	29,537	29,512
CMOs - government-backed	16,530	16,345
Total	$129,687	$128,436

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

At December 31, 2016 and 2015, securities with a fair value of $18,626,001 and $11,389,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months were as follows:

	December 31, 2016
	Less than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$4,420	$(72)	$-	$-
Municipal obligations	39,786	(1,392)	634	(12)
Corporate obligations	3,375	(15)	4,918	(147)
MBSs and CMOs - government-backed	18,113	(405)	7,855	(103)
Total	$65,694	$(1,884)	$13,407	$(262)

	December 31, 2015
	Less than 12 months		12 months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$3,173	$(24)	$5,986	$(71)
Municipal obligations	15,913	(132)	21,163	(446)
Corporate obligations	5,283	(80)	3,915	(85)
MBSs and CMOs - government-backed	23,164	(249)	13,886	(341)
Total	$47,533	$(485)	$44,950	$(943)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Investment Securities – continued

97 and 85 securities were in an unrealized loss position as of December 31, 2016 and 2015, respectively.

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

At December 31, 2016, 70 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 3.19% from the Company's amortized cost basis of these securities. At December 31, 2015, 52 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 1.43% from the Company's amortized cost basis of these securities. These unrealized losses are principally due to changes in interest rates and credit spreads. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

At December 31, 2016, 13 corporate obligations had unrealized losses with aggregate depreciation of approximately 1.92% from the Company's amortized cost basis of these securities. At December 31, 2015, 13 corporate obligations had an unrealized loss with aggregate depreciation of approximately 1.76% from the Company's amortized cost basis of these securities. These unrealized losses are principally due to changes in interest rates. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

At December 31, 2016, 14 MBSs and CMOs had unrealized losses with aggregate depreciation of approximately 1.92% from the Company’s amortized cost basis of these securities. At December 31, 2015, 20 MBSs and CMOs had unrealized losses with aggregate depreciation of approximately 1.57% from the Company’s amortized cost basis of these securities. We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market, changes in interest rates and credit spreads and uncertainty of future prepayment speeds. Management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected. In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. There was no disruption of the scheduled cash flows on any of the securities. Management’s analysis as of December 31, 2016 revealed no expected credit losses on the securities and therefore, declines are not deemed to be other than temporary.

 EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans

Loans receivable consisted of the following:

	December 31,
	2016	2015
	(In Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$113,262	$118,133
Commercial real estate	214,927	167,930
Real estate construction	20,540	22,958
Other loans:
Home equity	49,018	45,345
Consumer	14,800	14,641
Commercial	54,706	39,072
Total	467,253	408,079
Allowance for loan losses	(4,770)	(3,550)
Deferred loan fees, net	(1,092)	(795)
Total loans, net	$461,391	$403,734

Within the commercial real estate loan category above, $11,586,000 and $12,117,000 was guaranteed by the United States Department of Agriculture Rural Development at December 31, 2016 and 2015, respectively. In addition, within the commercial loan category above, $1,588,000 and $1,917,000 were in loans originated through a syndication program where the business resides outside of Montana at December 31, 2016 and 2015, respectively.

The following table includes information regarding nonperforming assets.

	December 31,
	2016	2015
	(Dollars in Thousands)

Non-accrual loans	$614	$2,030
Accruing loans delinquent 90 days or more	495	472
Restructured loans, net	43	46
Total nonperforming loans	1,152	2,548
Real estate owned and other repossessed assets, net	825	595
Total nonperforming assets	$1,977	$3,143

Total nonperforming assets as a percentage of total assets	0.29%	0.50%

Allowance for loan losses	$4,770	$3,550

Percent of allowance for loan losses to nonperforming loans	414.06%	139.32%

Percent of allowance for loan losses to nonperforming assets	241.27%	112.95%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued

Allowance for loan losses activity was as follows:

	Residential Mortgage (1-4 Family)	Commercial Real Estate	Real Estate Construction	Home Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, January 1, 2016	$911	$1,593	$184	$342	$66	$454	$3,550
Charge-offs	(4)	(298)	-	(7)	(204)	(119)	(632)
Recoveries	-	-	-	-	19	-	19
Provision	90	784	60	125	312	462	1,833
Ending balance, December 31, 2016	$997	$2,079	$244	$460	$193	$797	$4,770

Ending balance, December 31, 2016 allocated to loans individually evaluated for impairment	$-	$-	$-	$-	$8	$-	$8

Ending balance, December 31, 2016 allocated to loans collectively evaluated for impairment	$997	$2,079	$244	$460	$185	$797	$4,762

Loans receivable:
Ending balance, December 31, 2016	$113,262	$214,927	$20,540	$49,018	$14,800	$54,706	$467,253

Ending balance, December 31, 2016 of loans individually evaluated for impairment	$221	$-	$-	$340	$96	$-	$657

Ending balance, December 31, 2016 of loans collectively evaluated for impairment	$113,041	$214,927	$20,540	$48,678	$14,704	$54,706	$466,596

	Residential Mortgage (1-4 Family)	Commercial Real Estate	Real Estate Construction	Home Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, January 1, 2015	$684	$1,098	$35	$270	$46	$317	$2,450
Charge-offs	(137)	-	-	-	(61)	(25)	(223)
Recoveries	-	-	-	1	18	1	20
Provision	364	495	149	71	63	161	1,303
Ending balance, December 31, 2015	$911	$1,593	$184	$342	$66	$454	$3,550

Ending balance, December 31, 2015 allocated to loans individually evaluated for impairment	$-	$-	$-	$7	$11	$30	$48

Ending balance, December 31, 2015 allocated to loans collectively evaluated for impairment	$911	$1,593	$184	$335	$55	$424	$3,502

Loans receivable:
Ending balance, December 31, 2015	$118,133	$167,930	$22,958	$45,345	$14,641	$39,072	$408,079

Ending balance, December 31, 2015 of loans individually evaluated for impairment	$730	$667	$-	$207	$145	$327	$2,076

Ending balance, December 31, 2015 of loans collectively evaluated for impairment	$117,403	$167,263	$22,958	$45,138	$14,496	$38,745	$406,003

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued

Internal classification of the loan portfolio was as follows:

	December 31, 2016
	Residential Mortgage (1-4 Family)	Commercial Real Estate	Real Estate Construction	Home Equity	Consumer	Commercial	Total
	(In Thousands)
Grade:
Pass	$112,524	$214,476	$20,084	$48,643	$14,697	$54,470	$464,894
Special mention	-	-	456	-	-	-	456
Substandard	738	451	-	375	95	236	1,895
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	8	-	8
Total	$113,262	$214,927	$20,540	$49,018	$14,800	$54,706	$467,253

Credit risk profile based on payment activity
Performing	$112,585	$214,923	$20,540	$48,643	$14,704	$54,706	$466,101
Restructured loans	-	-	-	43	-	-	43
Nonperforming	677	4	-	332	96	-	1,109
Total	$113,262	$214,927	$20,540	$49,018	$14,800	$54,706	$467,253

	December 31, 2015
	Residential Mortgage (1-4 Family)	Commercial Real Estate	Real Estate Construction	Home Equity	Consumer	Commercial	Total
	(In Thousands)
Grade:
Pass	$116,711	$167,263	$22,176	$45,100	$14,486	$38,675	$404,411
Special mention	-	-	-	-	-	-	-
Substandard	1,422	667	782	156	140	367	3,534
Doubtful	-	-	-	82	4	-	86
Loss	-	-	-	7	11	30	48
Total	$118,133	$167,930	$22,958	$45,345	$14,641	$39,072	$408,079

Credit risk profile based on payment activity
Performing	$117,182	$167,259	$22,711	$45,138	$14,496	$38,745	$405,531
Restructured loans	-	-	-	46	-	-	46
Nonperforming	951	671	247	161	145	327	2,502
Total	$118,133	$167,930	$22,958	$45,345	$14,641	$39,072	$408,079

 EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued

The Company utilizes an 8 point internal loan rating system, largely based on regulatory classifications, as follows:

Loans Rated Pass – these are loans in categories 1 – 5 that are considered to be protected by the current net worth and paying capacity of the obligor, or by the value of the asset or the underlying collateral.

Loans Rated Special Mention – these loans in category 6 have potential weaknesses and are watched closely by management. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset at some future date.

Loans Rated Substandard – these loans in category 7 are inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Loans Rated Doubtful – these loans in category 8 have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans Rated Loss – these loans are considered uncollectible and are not part of the 8 point rating system. They are of such small value that their continuance as assets without establishment of a specific reserve is not warranted. This classification does not mean that an asset has absolutely no recovery or salvage value, but, rather, that it is not practical or desirable to defer writing off a basically worthless asset even though practical recovery may be effected in the future.

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

The following tables include information regarding impaired loans.

	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(In Thousands)
With no related allowance:
Residential mortgage (1-4 family)	$221	$221	$-	$476
Commercial real estate	-	-	-	334
Real estate construction	-	-	-	-
Home equity	340	390	-	270
Consumer	88	135	-	111
Commercial	-	-	-	148

With a related allowance:
Residential mortgage (1-4 family)	-	-	-	-
Commercial real estate	-	-	-	-
Real estate construction	-	-	-	-
Home equity	-	-	-	3
Consumer	8	8	8	10
Commercial	-	-	-	15

Total:
Residential mortgage (1-4 family)	221	221	-	476
Commercial real estate	-	-	-	334
Real estate construction	-	-	-	-
Home equity	340	390	-	273
Consumer	96	143	8	121
Commercial	-	-	-	163
Total	$657	$754	$8	$1,367

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(In Thousands)
With no related allowance:
Residential mortgage (1-4 family)	$730	$730	$-	$690
Commercial real estate	667	667	-	334
Real estate construction	-	-	-	-
Home equity	200	234	-	264
Consumer	134	134	-	91
Commercial	297	297	-	263

With a related allowance:
Residential mortgage (1-4 family)	-	-	-	411
Commercial real estate	-	-	-	-
Real estate construction	-	-	-	-
Home equity	7	7	7	3
Consumer	11	11	11	9
Commercial	30	30	30	15

Total:
Residential mortgage (1-4 family)	730	730	-	1,101
Commercial real estate	667	667	-	334
Real estate construction	-	-	-	-
Home equity	207	241	7	267
Consumer	145	145	11	100
Commercial	327	327	30	278
Total	$2,076	$2,110	$48	$2,080

Interest income recognized on impaired loans for the years ended December 31, 2016 and 2015 is considered insignificant.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued

The following tables include information regarding delinquencies within the loan portfolio.

	December 31, 2016
	30-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans	Recorded Investment >90 Days and Still Accruing
	(In Thousands)
Residential mortgage (1-4 family)	$975	$677	$1,652	$111,610	$113,262	$456
Commercial real estate	513	4	517	214,410	214,927	4
Real estate construction	-	-	-	20,540	20,540	-
Home equity	365	332	697	48,321	49,018	35
Consumer	169	96	265	14,535	14,800	-
Commercial	249	-	249	54,457	54,706	-
Total	$2,271	$1,109	$3,380	$463,873	$467,253	$495

	December 31, 2015
	30-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans	Recorded Investment >90 Days and Still Accruing
	(In Thousands)
Residential mortgage (1-4 family)	$1,163	$951	$2,114	$116,019	$118,133	$221
Commercial real estate	177	671	848	167,082	167,930	4
Real estate construction	662	247	909	22,049	22,958	247
Home equity	319	161	480	44,865	45,345	-
Consumer	184	145	329	14,312	14,641	-
Commercial	173	327	500	38,572	39,072	-
Total	$2,678	$2,502	$5,180	$402,899	$408,079	$472

Interest income not accrued on these loans and cash interest income was immaterial for the years ended December 31, 2016 and 2015. The allowance for loan losses on non-accrual loans as of December 31, 2016 and 2015 was $8,000 and $48,000, respectively. Impaired loans with a carrying value of $657,000 were reduced by specific valuation allowance allocations totaling $8,000 to a total reported fair value of $649,000. Impaired loans with a carrying value of $2,076,000 were reduced by specific valuation allowance allocations totaling $48,000 to a total reported fair value of $2,028,000.

Loans are granted to directors and officers of the Company in the ordinary course of business. Such loans are made in accordance with policies established for all loans of the Company, except that directors, officers and employees may be eligible to receive discounts on loan origination costs.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued

Loans receivable (including loans sold and serviced for others) from directors and senior officers and their related parties were as follows:

(In Thousands)
Balance at January 1, 2015	$7,435
Principal additions	1,073
Principal payments	(6,132)
Balance at December 31, 2015	$2,376
Principal additions	726
Principal payments	(688)
Balance at December 31, 2016	$2,414

Principal payments for 2015 include $5,849,000 related to a previously affiliated entity loan. See Note 19: Related Party Transactions for further information.

	December 31,
	2016	2015
	(In Thousands)

Loans serviced, for the benefit of others, for directors, senior officers and their related parties	$1,327	$1,220

	Years Ended
	December 31,
	2016	2015
	(In Thousands)

Interest income from loans owned for directors, senior officers and their related parties	$45	$14

NOTE 6:	Troubled Debt Restructurings

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

As of December 31, 2016, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under ASC Subtopic 310-10-35 was $43,000 (ASC Subtopic 310-40-65-1(b)), and there was no allowance for credit losses associated with these receivables, on the basis of a current evaluation of loss (ASC Subtopic 310-40-65-1(b)). There was $34,000 charged-off at the time of restructure related to these receivables.

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

Combination Modification – Any other type of modification, including the use of multiple categories above.

The following tables present troubled debt restructurings.

December 31, 2016
	Accrual	Non-Accrual	Total
	Status	Status	Modification
(In Thousands)
Residential mortgage (1-4 family)	$-	$-	$-
Commercial real estate	-	-	-
Real estate construction	-	-	-
Home equity	43	-	43
Consumer	-	-	-
Commercial	-	-	-
Total	$43	$-	$43

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:	Troubled Debt Restructurings - continued

December 31, 2015
	Accrual	Non-Accrual	Total
	Status	Status	Modification
(In Thousands)
Residential mortgage (1-4 family)	$-	$-	$-
Commercial real estate	-	-	-
Real estate construction	-	-	-
Home equity	46	-	46
Consumer	-	-	-
Commercial	-	-	-
Total	$46	$-	$46

During the year ended December 31, 2016, there were no new restructured loans.

There were no loans modified as a troubled debt restructured loan within the previous 12 months for which there was a payment default during the year ended December 31, 2016. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of December 31, 2016 and 2015, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

NOTE 7:	Foreclosed Assets

Foreclosed assets are presented net of an allowance for losses. A summary of the balance of foreclosed assets is presented below:

	December 31,
	2016	2015
	(In Thousands)
Residential mortgage (1-4 family)	$202	$-
Commercial real estate	603	595
Consumer	20	-
Total foreclosed assets	$825	$595

Expenses applicable to foreclosed assets included the following:

	Years Ended
	December 31,
	2016	2015
	(In Thousands)
Net gain (loss) on sale	$6	$(13)
Operating expenses net of rental income	(33)	(23)
Expenses related to foreclosed assets, net	$(27)	$(36)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:	Mortgage Servicing Rights

The Company is servicing loans for the benefit of others totaling approximately $808,898,000 and $693,343,000 at December 31, 2016 and 2015, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $4,775,000 and $4,171,000 at December 31, 2016 and 2015, respectively.

The following table is a summary of activity in mortgage servicing rights and the valuation allowance.

	Years Ended
	December 31,
	2016	2015
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$4,968	$4,115
Mortgage servicing rights capitalized	2,134	1,652
Amortization of mortgage servicing rights	(1,249)	(799)
Ending balance	5,853	4,968
Valuation allowance:
Beginning balance	-	-
Provision (credited) to operations	-	-
Ending balance	-	-
Mortgage servicing rights, net	$5,853	$4,968

The fair values of these rights were $6,741,000 and $6,452,000 at December 31, 2016 and 2015, respectively. The fair value of servicing rights was determined using discount rates ranging from 13.00% to 15.00%, prepayment speeds ranging from 104.00% to 277.00% PSA, depending on stratification of the specific loan. The fair value was also adjusted for the effect of potential past dues and foreclosures. Individual mortgage servicing rights values were capped at a maximum of 1.00% for private investors and at a maximum of 1.25% for agency investors.

NOTE 9:	Premises and Equipment

The cost and accumulated depreciation of premises and equipment was as follows:

	December 31,
	2016	2015
	(In Thousands)
Land	$4,086	$3,803
Buildings and improvements	20,832	19,055
Furniture and equipment	6,300	6,035
Construction in progress	111	230
	31,329	29,123
Accumulated depreciation	(11,936)	(10,906)
Premises and equipment, net	$19,393	$18,217

Depreciation expense was $1,058,000 and $1,231,000 for the years ended December 31, 2016 and 2015, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:	Goodwill and Other Intangible Assets

Goodwill and other intangible assets were recorded as part of the Sterling acquisition.

The carrying amount of goodwill was as follows:

	December 31,
	2016	2015
	(In Thousands)
Goodwill	$7,034	$7,034

The components of other intangible assets were as follows:

	December 31,
	2016	2015
	(In Thousands)
Core deposit intangible	$1,031	$1,031
Accumulated amortization	(647)	(517)
Core deposit intangible, net	$384	$514

Core deposit intangible assets are amortized on an accelerated basis over their estimated life of 10 years. Amortization expense related to intangible assets was $130,000 and $149,000 for the years ended December 31, 2016 and 2015. The estimated aggregate future amortization expense for core deposit intangible assets remaining as of December 31, 2016 was as follows:

Years ended December 31:	(In Thousands)
2017	$111
2018	92
2019	73
2020	55
2021	36
Thereafter	17
Total	$384

NOTE 11:	Deposits

Deposits are summarized as follows:

	December 31,
	2016		2015
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Noninterest checking	$82,877	0.00%	$77,031	0.00%
Interest bearing checking	93,163	0.03%	87,350	0.03%
Savings	82,266	0.04%	71,474	0.04%
Money market	89,211	0.11%	94,880	0.12%
Time certificates of deposits	165,278	0.84%	152,447	0.92%
Total	$512,795	0.30%	$483,182	0.32%

Time certificates of deposit include $15,596,000 and $7,071,000 related to fixed rate brokered CDs at December 31, 2016 and 2015, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:	Deposits – continued

At December 31, 2016 the Company held $111,049,000 in deposit accounts that met or exceeded the FDIC requirements of $250,000 and greater.

Time certificates of deposits with balances of $250,000 and greater was $45,363,000 and $24,443,000 at December 31, 2016 and 2015, respectively.

At December 31, 2016, the scheduled maturities of time deposits were as follows:

(In Thousands)
Within one year	$116,561
One to two years	32,039
Two to three years	8,182
Three to four years	4,546
Thereafter	3,950
Total	$165,278

Interest expense on deposits was as follows:

	Years Ended
	December 31,
	2016	2015
	(In Thousands)
Checking	$27	$27
Savings	30	30
Money market	101	107
Time certificates of deposits	1,360	1,293
Total	$1,518	$1,457

At December 31, 2016 and 2015, the Company reclassified $51,000 and $75,000, respectively, in overdrawn deposits as loans.

Directors’ and senior officers’ deposit accounts at December 31, 2016 and 2015 were $1,390,000 and $983,000, respectively.

NOTE 12:	Advances from the Federal Home Loan Bank and Other Borrowings

At December 31, 2016, advances from the FHLB of Des Moines and other borrowings mature as follows:

(In Thousands)
Within one year	$55,406
One to two years	12,767
Two to three years	10,649
Three to four years	3,446
Four to five years	145
Thereafter	-
Total	$82,413

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:	Advances from the Federal Home Loan Bank and Other Borrowings – continued

Federal Home Loan Bank Advances

The FHLB advances include both fixed and amortizing advances. The fixed advances are due at maturity. The advances are subject to prepayment penalties. The interest rates on these advances are fixed. The advances are collateralized by a blanket pledge of the Bank’s loan portfolio. At December 31, 2016 and 2015, the Company exceeded the collateral requirements of the FHLB. The Company’s investment in FHLB stock is also pledged as collateral on these advances. The total FHLB funding line available to the Company at December 31, 2016, was 35.00% of total Bank assets as determined by FHLB, or approximately $234,217,000. The balance of advances was $81,548,000 and $68,261,000 at December 31, 2016 and 2015, respectively.

Other Borrowings

The Bank had no structured repurchase agreements with PNC Financial Service Group, Inc. (“PNC”) at December 31, 2016 and 2015.

At December 31, 2016 and 2015, the Bank’s subsidiary had an $865,000 borrowing related to New Markets Tax Credits. The borrowing is interest only at 1.00% and matures in 2019.

Federal Funds Purchased

The Bank has a $7,000,000 Federal funds line of credit with PNC. The balance was $0 as of December 31, 2016 and 2015.

The Bank has a $10,000,000 Federal funds line of credit with Zions Bank. The balance was $0 as of December 31, 2016 and 2015, respectively.

The Bank has a $7,000,000 Federal funds line of credit with Stockman Bank. The balance was $0 and $3,590,000 as of December 31, 2016 and 2015, respectively.

During 2016, the Bank established a $10,000,000 Federal funds line of credit with PCBB. The balance was $0 as of December 31, 2016.

Federal Reserve Bank Discount Window

For additional liquidity sources, the Bank has a credit facility at the Federal Reserve Bank’s Discount Window. The amount available to the Bank is limited by various collateral requirements. There were no pledged securities at the Federal Reserve Bank as of December 31, 2016 and 2015. The credit facility account had $0 balance as of December 31, 2016 and 2015.

All Borrowings Outstanding

For all borrowings outstanding the weighted average interest rate for advances at December 31, 2016 and 2015 was 1.10% and 1.05%, respectively. The weighted average amount outstanding was $78,894,000 and $51,367,000 for 2016 and 2015, respectively.

The maximum amount outstanding at any month-end was $92,436,000 and $72,716,000 for 2016 and 2015, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:	Subordinated Debentures

Subordinated debentures consisted of the following:

	December 31,
	2016		2015
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)
Subordinated debentures:
Variable at 3-Month Libor plus 1.42%, due 2035	$5,155	$-	$5,155	$-
Fixed at 6.75%, due 2025	10,000	(185)	10,000	(206)
Total	$15,155	$(185)	$15,155	$(206)

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

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to Eagle Bancorp Statutory Trust I (“the Trust”). The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders on December 15, 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at 3-Month LIBOR plus 1.42%, making the rate 2.418% and 2.033% as of December 31, 2016 and 2015, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date. The subordinated debentures qualify as Tier 1 capital for regulatory capital purposes.

For 2016 and 2015, interest expense on the subordinated debentures was $785,000 and $448,000, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14:	Commitments and Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s financial statements.

The Company leases certain office branches under short-term operating leases. Some of these leases have renewal options. Total lease expenditures were $473,000 and $559,000 for the years ended December 31, 2016 and 2015, respectively. The future payments of all lease obligations are as follows:

Years ended December 31:	(In Thousands)
2017	$427
2018	393
2019	375
2020	332
2021	242
Thereafter	93
Total	$1,862

NOTE 15:	Accumulated Other Comprehensive Income (Loss)

The following table includes information regarding the activity in accumulated other comprehensive income (loss):

	Unrealized Gains (Losses) on Derivatives Designated as Cash Flow Hedges	Unrealized (Losses) Gains on Investment Securities Available for Sale	Total
		(In Thousands)

Balance, January 1, 2015	$294	$(509)	$(215)
Other comprehensive income, before reclassifications and income taxes	2,046	883	2,929
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(1,907)	(234)	(2,141)
Income tax expense	(57)	(264)	(321)
Total other comprehensive income	82	385	467
Balance, December 31, 2015	$376	$(124)	$252
Other comprehensive income (loss), before reclassifications and income taxes	2,861	(792)	2,069
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(2,938)	(249)	(3,187)
Income tax benefit	31	424	455
Total other comprehensive loss	(46)	(617)	(663)
Balance, December 31, 2016	$330	$(741)	$(411)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16:	Income Taxes

The components of the Company’s income tax provision (benefit) were as follows:

	Years Ended
	December 31,
	2016	2015
	(In Thousands)
Current
U.S. federal	$1,369	$424
Montana	450	83
	1,819	507
Deferred
U.S. federal	(13)	(426)
Montana	(7)	82
	(20)	(344)
Total	$1,799	$163

The nature and components of deferred tax assets and liabilities were as follows:

	December 31,
	2016	2015
	(In Thousands)
Deferred tax assets:
Loans receivable	$1,805	$1,204
Deferred loan fees	500	381
Deferred compensation	786	698
Employee benefits	419	321
Unrealized losses on securities available-for-sale	510	86
Acquisition costs	580	633
New Market Tax Credits carry forward	624	633
Alternative Minimum Tax carry forward	466	445
Other	245	267
Total deferred tax assets	5,935	4,668
Deferred tax liabilities:
Premises and equipment	821	931
Federal Home Loan Bank stock	551	529
Mortgage servicing rights	1,230	595
Unrealized gains on hedging	228	259
Goodwill	776	585
Other	364	279
Total deferred tax liabilities	3,970	3,178
Net deferred tax asset	$1,965	$1,490

The Company believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16:	Income Taxes – continued

A reconciliation of the Company’s effective income tax provision (benefit) to the statutory federal income tax rate was as follows:

	Years Ended
	December 31,
	2016		2015
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income
	(Dollars in Thousands)
Federal income taxes at the statutory rate	$2,357	34.00%	$933	34.00%
State income taxes	468	6.75%	185	6.75%
Tax-exempt interest income	(458)	-6.61%	(440)	-16.03%
Income from bank-owned life insurance	(235)	-3.39%	(174)	-6.33%
New Market Tax Credits	(456)	-6.58%	(418)	-15.24%
Other, net	123	1.79%	77	2.79%
Actual tax benefit and effective tax rate	$1,799	25.96%	$163	5.94%

The Company has equity investments in Certified Development Entities which have received allocations of New Markets Tax Credits. Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are expected to be $2,964,000 and will be claimed over a seven-year credit allowance period. The cumulative federal tax credit benefits were $1,824,000 as of December 31, 2016. Due to not having sufficient taxable income only $1,200,000 of the federal tax credit benefits were utilized as of December 31, 2016. The remaining federal tax credit benefits of $624,000 are recorded as deferred tax assets and will be used in future periods.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17:	Supplemental Cash Flow Information

	Years Ended
	December 31,
	2016	2015
	(In Thousands)
Supplemental cash flow information:
Cash paid during the year for interest	$3,129	$2,442
Cash paid during the year for income taxes	1,640	845
Non-cash investing and financing activities:
(Decrease) increase in market value of securities available-for-sale	(1,041)	649
Mortgage servicing rights recognized	2,134	1,652
Loans transferred to real estate and other assets acquired in foreclosure	577	58
Treasury shares reissued for compensation	350	193
Employee Stock Ownership Plan shares released	230	185

NOTE 18:	Regulatory Capital Requirements

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

Management believes that, as of December 31, 2016, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital rules on a fully phased-in basis as if such requirements were currently in effect; however, final rules are subject to regulatory discretion and could result in the need for additional capital levels in the future.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to total assets (all as defined in the regulations). Management believes, as of December 31, 2016 and 2015, that the Company and the Bank met all capital adequacy requirements to which they are subject.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:	Regulatory Capital Requirements – continued

As of December 31, 2016, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Banks’s category. The Bank’s actual capital amounts and ratios as of December 31, 2016 are presented in the table below:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
December 31, 2016:
Total risk-based capital to risk weighted assets
Consolidated	$72,145	15.36%	$37,566	8.00%	$	N/A	N/A	%
Bank	65,630	14.05	37,379	8.00		46,723	10.00

Tier I capital to risk weighted assets
Consolidated	57,375	12.22	28,174	6.00		N/A	N/A
Bank	60,860	13.03	28,034	6.00		37,379	8.00

Common equity tier I capital to risk weighted assets
Consolidated	52,724	11.23	21,131	4.50		N/A	N/A
Bank	60,860	13.03	21,025	4.50		30,370	6.50

Tier 1 capital to adjusted total average assets
Consolidated	57,375	8.60	26,683	4.00		N/A	N/A
Bank	60,860	9.23	26,364	4.00		32,954	5.00

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:	Regulatory Capital Requirements – continued

The Bank’s actual capital amounts and ratios as of December 31, 2015 are presented in the table below:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
December 31, 2015:
Total risk-based capital to risk weighted assets
Consolidated	$66,725	15.39%	$34,685	8.00%	$	N/A	N/A	%
Bank	60,957	14.09	34,607	8.00		43,259	10.00

Tier I capital to risk weighted assets
Consolidated	53,175	12.26	26,014	6.00		N/A	N/A
Bank	57,407	13.27	25,955	6.00		34,607	8.00

Common equity tier I capital to risk weighted assets
Consolidated	48,112	11.10	19,511	4.50		N/A	N/A
Bank	57,407	13.27	19,466	4.50		28,118	6.50

Tier 1 capital to adjusted total average assets
Consolidated	53,175	9.22	23,063	4.00		N/A	N/A
Bank	57,407	9.36	24,530	4.00		30,662	5.00

A reconciliation of the Bank’s capital determined by GAAP to capital defined for regulatory purposes is as follows:

	December 31,
	2016	2015
	(In Thousands)

Capital determined by GAAP	$67,610	$64,726
Unrealized loss on securities available-for-sale	724	142
Unrealized gain on forward delivery commitments	(330)	(376)
Goodwill and core deposit intangibles, net of associated deferred tax liabilities	(6,490)	(6,654)
Disallowed deferred tax assets	(654)	(431)
Tier I capital	60,860	57,407
Allowance for loan losses	4,770	3,550
Total risk-based capital	$65,630	$60,957

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:	Regulatory Capital Requirements – continued

Dividend Limitations

Under State of Montana banking regulation, member banks such as the Bank generally may declare annual cash dividends up to an amount equal to the previous two years’ net earnings. Dividends in excess of such amount require approval of the Division of Banking. The Bank paid dividends of $2,400,000 and $1,240,000 during the years ended December 31, 2016 and 2015, respectively, to Eagle. Eagle paid quarterly dividends of $0.0775 per share to its shareholders for the first two quarters of 2016 and $0.08 for the last two quarters of 2016. Eagle paid quarterly dividends of $0.075 per share to its shareholders for the first two quarters of 2015 and $0.0775 for the last two quarters of 2015.

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

In the normal course of lending, the Bank provided a commercial line of credit to an affiliated entity that is partially owned by a one of the Company’s directors. The commercial line of credit had a balance of $0 as of December 31, 2016 and 2015.

In addition, the Bank has contracted with a subsidiary of another company which was previously partially owned by one of the Company’s directors. The director retired from the affiliated entity at the end of 2013. In 2007, the Bank made a construction loan, in the normal course of lending, to this same affiliated entity for the construction of an office building. In 2008, the construction was completed and the loan was refinanced into $7,500,000 permanent financing. Also in 2008, 80.00%, or $6,000,000 was sold to the Montana Board of Investments. As of December 31, 2014 this loan’s principal balance was $5,849,000 ($1,170,000 net of participation sold). The loan is no longer considered a related party transaction due to the director’s retirement from the affiliated entity. See the disclosure for loans receivable from directors and senior officers and their related parties in Note 5: Loans for further information.

NOTE 20:	Employee Benefits

Profit Sharing Plan

The Company provides a noncontributory profit sharing plan for eligible employees who have completed one year of service. The amount of the Company’s annual contribution, limited to a maximum of 15.00% of qualified employees’ salaries, is determined by the Board. Profit sharing expense was $451,000 and $452,000 for the years ended December 31, 2016 and 2015, respectively.

The Company’s profit sharing plan includes a 401(k) feature. At the discretion of the Board, the Company may match up to 50.00% of participants’ contributions up to a maximum of 4.00% of participants’ salaries. For the years ended December 31, 2016 and 2015, the Company’s match totaled $203,000 and $162,000, respectively.

Deferred Compensation Plans

The Company has entered into deferred compensation contracts with current key employees. The contracts provide fixed benefits payable in equal annual installments upon retirement. The Company purchased life insurance contracts that may be used to fund the payments. The charge to expense is based on the present value computations of anticipated liabilities. For the years ended December 31, 2016 and 2015, the total expense was $361,000 and $293,000, respectively. The Company has recorded a liability for the deferred compensation plan of $1,682,000 and $1,423,000 at December 31, 2016 and 2015, respectively, which are included in accrued expenses and other liabilities in the consolidated statements of financial condition.

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

Total ESOP expenses of $189,000 and $168,000 were recognized for the years ended December 31, 2016 and 2015, respectively. Shares totaling 16,616 were released and allocated to participants during the years ended December 31, 2016 and 2015. The cost of the 80,828 ESOP shares ($809,000 at December 31, 2016) that have not yet been allocated or committed to be released to participants is deducted from shareholders’ equity. The fair value of these shares was approximately $1,705,000 at December 31, 2016.

Stock Incentive Plan

The Company adopted the stock incentive plan on November 1, 2011 and the original number of shares of restricted stock for issuance under the plan was 98,571. The plan provides for different types of awards including stock options, restricted stock and performance shares. Under the plan, 98,571 shares of restricted stock were granted to directors and certain officers during November 2011. The plan was amended during the year ended December 31, 2015 to increase the number of shares of restricted stock for issuance under the plan from 98,571 to 168,571. Shares of restricted stock vest in equal installments over five years beginning one year from the grant date.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20:	Employee Benefits – continued

Stock Incentive Plan – continued

The following table shows the activity of the awards granted:

Number of
Shares

Unvested awards as of January 1, 2015	37,256
Awards granted	74,000
Awards vested	(17,548)
Awards forfeited	-
Unvested awards as of December 31, 2015	93,708
Awards granted	2,900
Awards vested	(31,945)
Awards forfeited	(395)
Unvested awards as of December 31, 2016	64,268

$478,000 and $232,000 was recognized as expense during the years ended December 31, 2016 and 2015, respectively, and is included in salaries and employee benefits in the consolidated statements of income. As of December 31, 2016, 64,268 shares of restricted stock remain unvested, for which the Company estimates to recognize expense of approximately $1,166,000 by November 2021.

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

The Bank has remaining available balances for lines of credit representing credit risk of approximately $86,259,000 and $78,554,000 at December 31, 2016 and 2015, respectively. The Bank had credit cards issued representing credit risk of approximately $1,239,000 at December 31, 2015, of which approximately $96,000 had been drawn at December 31, 2015. As of December 31, 2016, the Bank no longer issues credit cards. The Bank has letters of credits issued representing credit risk of approximately $3,165,000 and $3,124,000 at December 31, 2016 and 2015, respectively.

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

Outstanding derivative loan commitments expose the Bank to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amount of interest rate lock commitments was $19,738,000 and $24,378,000 at December 31, 2016 and 2015, respectively. Fixed rate commitments are extended at rates ranging from 2.88% to 5.00% and 2.88% to 5.13%at December 31, 2016 and 2015, respectively. The fair value of such commitments was insignificant.

The Company has no other off-balance-sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the financial statements.

NOTE 22:	Derivatives and Hedging Activities

Interest Rate Swap Agreements

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

Interest Rate Swap Agreements – continued

If certain hedging criteria specified in derivatives and hedging accounting guidance are met, including testing for hedge effectiveness, hedge accounting may be applied. The hedge effectiveness assessment methodologies for similar hedges are performed in a similar manner and are used consistently throughout the hedging relationships.

The hedge documentation specified the terms of the hedged item and the interest rate swap. The documentation also indicated the derivative was hedging a fixed-rate item, the hedge exposure was to the changes in the fair value of the hedged item, and the strategy was to eliminate fair value variability by converting fixed-rate interest payments to variable-rate interest payments.

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

At December 31, 2014, the interest rate swap on the fixed-rate loan was ineffective. The Bank recorded a loss of $317,000 in noninterest income during the quarter ended December 31, 2014 related to the ineffectiveness. The interest rate swap was terminated during the quarter ended March 31, 2015. The Bank recorded a loss of $93,000 in noninterest income during the quarter ended March 31, 2015 related to the swap termination. The loan fair value adjustment of $138,000 at March 31, 2015 will be amortized over the remaining life of the loan which matures September 1, 2030. The remaining balance was $123,000 and $132,000 at December 31, 2016 and 2015, respectively.

Forward Delivery Commitments

The Company uses mandatory sell forward delivery commitments to sell whole loans. These commitments are also used as a hedge against exposure to interest rate risks resulting from rate locked loan origination commitments on certain mortgage loans held-for-sale. Gains and losses on the items hedged are deferred and recognized in accumulated other comprehensive income until the commitments are completed. At the completion of the commitments the gains and losses are recognized in the Company’s income statement.

As of December 31, 2016 and 2015, the Company had entered into commitments to deliver approximately $17,808,000 and $18,208,000, respectively, in loans to various investors, all at fixed interest rates ranging from 1.87% to 4.63% and 2.25% to 5.13% at December 31, 2016 and 2015, respectively. The Company had approximately $558,000 and $635,000 of gains deferred as a result of the forward delivery commitments entered into as of December 31, 2016 and 2015, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22:	Derivatives and Hedging Activities – continued

Forward Delivery Commitments – continued

The Company did not have any gains or losses reclassified into earnings as a result of the ineffectiveness of its hedging activities. The Company considers its hedging activities to be highly effective.

The Company did not have any gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time frame as of December 31, 2016.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2016
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency	$-	$5,608	$-	$5,608
Municipal obligations	-	67,664	-	67,664
Corporate obligations	-	9,307	-	9,307
MBSs - government-backed	-	29,512	-	29,512
CMOs - government-backed	-	16,345	-	16,345
Loans held-for-sale	-	18,230	-	18,230

	December 31, 2015
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency	$-	$10,615	$-	$10,615
Municipal obligations	-	67,069	-	67,069
Corporate obligations	-	9,450	-	9,450
MBSs - government-backed	-	32,735	-	32,735
CMOs - government-backed	-	25,869	-	25,869
Loans held-for-sale	-	18,702	-	18,702

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23:	Fair Value Disclosures – continued

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

The following tables summarizes financial assets and liabilities measured at fair value on a nonrecurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2016
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$649	$649
Repossessed assets	-	-	825	825

As of December 31, 2016, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based on the fair value of the underlying collateral. Impaired loans with a carrying value of $657,000 were reduced by specific valuation allowance allocations totaling $8,000 to a total reported fair value of $649,000 based on collateral valuations utilizing Level 3 valuation inputs.

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

Quantitative Information about Significant Unobservable Inputs Used in Level 3 Fair Value Measurements – The following table represents the Banks’s Level 3 financial assets and liabilities, the valuation techniques used to measure the fair value of those financial assets and liabilities, and the significant unobservable inputs and the ranges of values for those inputs:

	Fair Value at		Principal	Significant	Range of
	December 31,		Valuation	Unobservable	Significant Input
Instrument	2016	2015	Technique	Inputs	Values
	(Dollars in Thousands)

Impaired loans	$649	$2,028	Appraisal of collateral (1)	Appraisal adjustments	10	-	30%

Repossessed assets	$825	$595	Appraisal of collateral (1) (3)	Liquidation expenses (2)	10	-	30%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable, less associated allowance.
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

ASC Topic 825 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. Below is a table that summarizes the fair market values of all financial instruments of the Company at December 31, 2016 and 2015, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

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

	December 31, 2016
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$7,318	$-	$-	$7,318	$7,318
Federal Home Loan Bank stock	4,012	-	-	4,012	4,012
Federal Reserve Bank stock	871	-	-	871	871
Loans receivable, net	-	-	464,797	464,797	460,742
Accrued interest and dividends receivable	2,123	-	-	2,123	2,123
Mortgage servicing rights	-	-	6,741	6,741	5,853
Cash surrender value of life insurance	14,095	-	-	14,095	14,095
Financial liabilities:
Non-maturing interest bearing deposits	-	264,640	-	264,640	264,640
Noninterest bearing deposits	82,877	-	-	82,877	82,877
Time certificates of deposit	-	-	165,129	165,129	165,278
Accrued expenses and other liabilities	4,291	-	-	4,291	4,291
Federal Home Loan Bank advances and other borrowings	-	-	82,462	82,462	82,413
Subordinated debentures	-	-	14,291	14,291	15,155
Off-balance-sheet instruments
Forward delivery commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23:	Fair Value Disclosures – continued

	December 31, 2015
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$7,438	$-	$-	$7,438	$7,438
Federal Home Loan Bank stock	3,397	-	-	3,397	3,397
Federal Reserve Bank stock	887	-	-	887	887
Loans receivable, net	-	-	408,414	408,414	401,706
Accrued interest and dividends receivable	2,278	-	-	2,278	2,278
Mortgage servicing rights	-	-	6,452	6,452	4,968
Cash surrender value of life insurance	12,514	-	-	12,514	12,514
Financial liabilities:
Non-maturing interest bearing deposits	-	253,704	-	253,704	253,704
Noninterest bearing deposits	77,031	-	-	77,031	77,031
Time certificates of deposit	-	-	152,691	152,691	152,447
Accrued expenses and other liabilities	4,050	-	-	4,050	4,050
Federal Home Loan Bank advances and other borrowings	-	-	72,811	72,811	72,716
Subordinated debentures	-	-	14,306	14,306	15,155
Off-balance-sheet instruments
Forward delivery commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

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

Mortgage Servicing Rights – The fair value of servicing rights was determined using discount rates ranging from 13.00% to 15.00%, prepayment speeds ranging from 104.00% to 277.00% PSA, depending on stratification of the specific right. The fair value was also adjusted for the effect of potential past dues and foreclosures. Individual mortgage servicing rights values were capped at a maximum of 1.00% for private investors and at a maximum of 1.25% for agency investors.

Deposits and Time Certificates of Deposit – The fair value of deposits with no stated maturity, such as checking, passbook, and money market, is equal to the amount payable on demand. The fair value of time certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities.

Advances from the FHLB and Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective December 31, 2016 and 2015, respectively if the borrowings repriced according to their stated terms.

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

Included below are the condensed financial statements of the Parent Company, Eagle Bancorp Montana, Inc.:

Eagle Bancorp Montana, Inc.

Condensed Statements of Financial Condition

	December 31,
	2016	2015
	(In Thousands)
Assets:
Cash and cash equivalents	$953	$243
Securities available-for-sale	3,727	3,810
Investment in Eagle Bancorp Statutory Trust I	155	155
Investment in Opportunity Bank of Montana	67,609	64,726
Other assets	2,003	1,469
Total assets	$74,447	$70,403

Liabilities and Shareholders's Equity:
Accounts payable and accrued expenses	$21	$4
Long-term subordinated debt	14,970	14,949
Shareholders' equity	59,456	55,450
Total liabilities and shareholders' equity	$74,447	$70,403

Eagle Bancorp Montana, Inc.

Condensed Statements of Income

	Years Ended
	December 31,
	2016	2015
	(In Thousands)

Interest income	$98	$99
Interest expense	(785)	(448)
Noninterest income	-	14
Noninterest expense	(515)	(593)
Loss before income taxes	(1,202)	(928)
Income tax benefit	(423)	(374)
Loss before equity in undistributed earnings of Opportunity Bank of Montana	(779)	(554)
Equity in undistributed earnings of Opportunity Bank of Montana	5,911	3,134
Net income	$5,132	$2,580

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24:	Condensed Parent Company Financial Statements – continued

Eagle Bancorp Montana, Inc.

Condensed Statements of Cash Flow

	Years Ended
	December 31,
	2016	2015
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$5,132	$2,580
Adjustments to reconcile net income to net cash used in operating activities:	(5,911)	(3,134)
Equity in undistributed earnings of Opportunity Bank of Montana
Other adjustments, net	(415)	(204)
Net cash used in operating activities	(1,194)	(758)

Cash Flows from Investing Activities:
Cash contributions from Opportunity Bank of Montana	2,400	1,240
Cash distributions to Opportunity Bank of Montana	-	(8,000)
Activity in available-for-sale securities:
Sales	-	790
Maturities, principal payments and calls	420	330
Purchases	(405)	(1,194)
Net cash provided by (used in) investing activities	2,415	(6,834)

Cash Flows from Financing Activities:
Employee Stock Ownership Plan payments and dividends	182	174
Proceeds from issuance of subordinated debentures	-	10,000
Payments for debt issuance costs	-	(206)
Payments to purchase treasury stock	-	(1,320)
Treasury shares reissued for compensation	500	204
Dividends paid	(1,193)	(1,164)
Net cash (used in) provided by financing activities	(511)	7,688

Net Increase in Cash and Cash Equivalents	710	96

Cash and Cash Equivalents, beginning of period	243	147

Cash and Cash Equivalents, end of period	$953	$243

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25:	Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly consolidated results of operations:

	Year Ended December 31, 2016

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in Thousands, Except Per Share Data)
Interest and dividend income	$5,618	$5,731	$6,208	$6,354
Interest expense	750	788	787	793
Net interest income	4,868	4,943	5,421	5,561
Loan loss provision	450	459	472	452
Net interest income after loan loss provision	4,418	4,484	4,949	5,109
Noninterest income	2,896	3,806	4,689	4,599
Noninterest expense	6,548	6,686	7,159	7,626
Income before income tax expense	766	1,604	2,479	2,082
Income tax expense	119	340	707	633
Net income	$647	$1,264	$1,772	$1,449

Other comprehensive income (loss)	$668	$1,461	$(496)	$(2,296)
Basic earnings per common share	$0.17	$0.34	$0.46	$0.39
Diluted earnings per common share	$0.17	$0.32	$0.46	$0.37

	Year Ended December 31, 2015

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in Thousands, Except Per Share Data)
Interest and dividend income	$4,724	$5,015	$5,154	$5,573
Interest expense	501	526	721	707
Net interest income	4,223	4,489	4,433	4,866
Loan loss provision	322	328	310	343
Net interest income after loan loss provision	3,901	4,161	4,123	4,523
Noninterest income	2,882	3,275	2,912	2,692
Noninterest expense	6,361	6,472	6,492	6,401
Income before income tax expense	422	964	543	814
Income tax expense	36	172	22	(67)
Net income	$386	$792	$521	$881

Other comprehensive income (loss)	$795	$(1,666)	$975	$363
Basic earnings per common share	$0.10	$0.21	$0.14	$0.23
Diluted earnings per common share	$0.10	$0.21	$0.14	$0.22

NOTE 26:	Subsequent Events

On February 13, 2017, Eagle completed the issuance, through a private placement, of $10,000,000 aggregate principal amount of 5.75% fixed senior unsecured notes due February 15, 2022. The Company estimates that the net cash proceeds from the sale of the notes will be approximately $9,800,000. The Company intends to use the net proceeds from the offering for general corporate purposes, including but not limited to, contribution of capital to the Bank, to support both organic growth as well as opportunistic acquisitions, should appropriate opportunities arise.