Form 10-Q
period 2017-03-31
Eagle Bancorp Montana, Inc.
filed 2017-05-09
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [   ]

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	3,811,409 shares outstanding

As of May 9, 2017

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

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

The following factors, among others, could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	general economic conditions, either nationally or in our market areas;
●	competition among depository and other financial institutions;
●	changes in the prices, values and sales volume of residential and commercial real estate in Montana;
●	loss of customers checking and savings account deposits as customers pursue other higher-yielding investments, particularly in a rising rate environment;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	adverse changes or volatility in the securities markets;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate acquired businesses;
●	changes in consumer spending, borrowing and savings habits;
●	the inability of our risk management controls to prevent or detect all errors or fraudulent acts;
●	our ability to continue to increase and manage our commercial and residential real estate, multi-family and commercial business loans;
●	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	the level of future deposit insurance premium assessments;
●	continued low interest rate environment or interest rate volatility;
●

the Company’s ability to develop and maintain secure and reliable information technology systems, keep pace with technological changes, effectively defend itself against cyberattacks, or recover from breaches to its cybersecurity infrastructure;

●	the impact of the restructuring of the U.S. financial and regulatory system;
●	the failure of assumptions underlying the establishment of allowance for possible loan losses and other estimates;
●	changes in the financial performance, creditworthiness and/or condition of our borrowers and their ability to repay their loans when due; and
●

the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2016, any subsequent Reports on Form 10-Q and Form 8-K, and other filings with the SEC. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS:
Cash and due from banks	$5,353	$6,531
Interest-bearing deposits in banks	813	787
Total cash and cash equivalents	6,166	7,318

Securities available-for-sale	127,212	128,436
Federal Home Loan Bank stock	3,344	4,012
Federal Reserve Bank stock	871	871
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	8,432	18,230
Loans receivable, net of deferred loan fees of $1,036 at March 31, 2017 and $1,092 at December 31, 2016 and allowance for loan losses of $5,075 at March 31, 2017 and $4,770 at December 31, 2016	483,783	461,391
Accrued interest and dividends receivable	2,101	2,123
Mortgage servicing rights, net	5,892	5,853
Premises and equipment, net	19,750	19,393
Cash surrender value of life insurance	14,191	14,095
Real estate and other repossessed assets acquired in settlement of loans, net	668	825
Goodwill	7,034	7,034
Core deposit intangible, net	356	384
Deferred tax asset, net	2,036	1,965
Other assets	1,686	1,840

Total assets	$683,677	$673,925

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	March 31,	December 31,
	2017	2016
LIABILITIES:
Deposit accounts:
Noninterest bearing	$95,737	$82,877
Interest bearing	430,548	429,918
Total deposits	526,285	512,795

Accrued expenses and other liabilities	4,309	4,291
Federal Home Loan Bank advances and other borrowings	68,266	82,413
Long-term debt
Principal amount	25,155	15,155
Unamortized debt issuance costs	(373)	(185)
Total long-term debt less unamortized debt issuance costs	24,782	14,970

Total liabilities	623,642	614,469

SHAREHOLDERS' EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 8,000,000 shares authorized; 4,083,127 shares issued; 3,811,409 shares outstanding at March 31, 2017 and December 31, 2016)	41	41
Additional paid-in capital	22,407	22,366
Unallocated common stock held by Employee Stock Ownership Plan	(767)	(809)
Treasury stock, at cost	(2,971)	(2,971)
Retained earnings	41,699	41,240
Net accumulated other comprehensive loss	(374)	(411)
Total shareholders' equity	60,035	59,456

Total liabilities and shareholders' equity	$683,677	$673,925

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
		(As Restated)
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$5,570	$4,837
Securities available-for-sale	729	747
Federal Home Loan Bank dividends	40	31
Other interest income	1	3
Total interest and dividend income	6,340	5,618

INTEREST EXPENSE:
Deposits	380	355
Federal Home Loan Bank advances and other borrowings	205	201
Long-term debt	272	194
Total interest expense	857	750

NET INTEREST INCOME	5,483	4,868

Loan loss provision	301	450

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	5,182	4,418

NONINTEREST INCOME:
Service charges on deposit accounts	232	199
Net gain on sale of loans (includes $558 and $635 for the three months ended March 31, 2017 and 2016, respectively, related to accumulated other comprehensive earnings reclassification)	1,825	1,718
Mortgage loan servicing fees	547	363
Wealth management income	141	136
Interchange and ATM fees	206	202
Appreciation in cash surrender value of life insurance	124	112
Net loss on sale of real estate owned and other repossessed property	(1)	-
Other noninterest income	134	166
Total noninterest income	3,208	2,896

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
		(As Restated)
NONINTEREST EXPENSE:
Salaries and employee benefits	4,433	3,690
Occupancy and equipment expense	717	789
Data processing	567	548
Advertising	189	188
Amortization of mortgage servicing rights	262	228
Amortization of core deposit intangible and tax credits	107	112
Federal insurance premiums	84	83
Postage	48	54
Legal, accounting and examination fees	85	98
Consulting fees	49	83
Write-down on real estate owned and other repossessed property	36	-
Other noninterest expense	862	675
Total noninterest expense	7,439	6,548

INCOME BEFORE INCOME TAXES	951	766

Income tax expense (includes $25 and $460 for the three months ended March 31, 2017 and 2016, respectively, related to income tax expense from reclassification items)	188	119

NET INCOME	$763	$647

BASIC EARNINGS PER SHARE	$0.20	$0.17

DILUTED EARNINGS PER SHARE	$0.20	$0.17

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC EPS)	3,811,409	3,779,464

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED EPS)	3,875,677	3,873,171

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
		(As Restated)
NET INCOME	$763	$647

OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in fair value of investment securities available-for-sale, before income taxes	279	1,127
Reclassification for realized gains and losses on investment securities included in income, before income tax	-	-
Change in fair value of derivatives designated as cash flow hedges, before income taxes	341	636
Reclassification for realized gains on derivatives designated as cash flow hedges, before income taxes	(558)	(635)
Total other items of comprehensive income	62	1,128

Income tax (expense) benefit related to:
Investment securities	(113)	(460)
Derivatives designated as cash flow hedges	88	-
Total income tax expense	(25)	(460)

COMPREHENSIVE INCOME	$800	$1,315

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended March 31, 2017 and March 31, 2016 (As Restated)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							ACCUMULATED
				UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME (LOSS)	TOTAL

Balance at January 1, 2016	$-	$41	$22,152	$(975)	$(3,321)	$37,301	$252	$55,450

Net income						647		647

Other comprehensive income							668	668

Dividends paid ($0.0775 per share)						(293)		(293)

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (4,154 shares)			5	42				47

Balance at March 31, 2016 (as restated)	$-	$41	$22,157	$(933)	$(3,321)	$37,655	$920	$56,519

Balance at January 1, 2017	$-	$41	$22,366	$(809)	$(2,971)	$41,240	$(411)	$59,456

Net income						763		763

Other comprehensive income							37	37

Dividends paid ($0.08 per share)						(304)		(304)

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (4,154 shares)			41	42				83

Balance at March 31, 2017	$-	$41	$22,407	$(767)	$(2,971)	$41,699	$(374)	$60,035

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$763	$647
Adjustments to reconcile net income to net cash provided by operating activities:
Loan loss provision	301	450
Write-down on real estate owned and other repossessed assets	36	-
Depreciation	238	284
Net amortization of investment securities premium and discounts	412	503
Amortization of mortgage servicing rights	262	228
Amortization of core deposit intangible and tax credits	107	112
Deferred income tax benefit	(96)	(168)
Net gain on sale of loans	(1,825)	(1,718)
Net loss on sale of real estate owned and other repossessed assets	1	-
Net gain on sale/disposal of premises and equipment	-	(6)
Net appreciation in cash surrender value of life insurance	(96)	(84)
Net change in:
Accrued interest and dividends receivable	22	65
Loans held-for-sale	11,406	2,137
Other assets	87	369
Accrued expenses and other liabilities	101	1,930
Net cash provided by operating activities	11,719	4,749

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Maturities, principal payments and calls	2,093	2,823
Purchases	(1,002)	(1,531)
Federal Home Loan Bank stock redeemed (purchased)	668	(167)
Federal Reserve Bank stock redeemed	-	16
Loan origination and principal collection, net	(22,994)	(15,931)
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	120	15
Proceeds from sale of premises and equipment	-	6
Additions to premises and equipment	(595)	(212)
Net cash used in investing activities	(21,710)	(14,981)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
		(As Restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$13,490	$11,212
Net short-term (payments) advances on Federal Home Loan Bank and other borrowings	(14,993)	642
Long-term advances from Federal Home Loan Bank and other borrowings	5,000	-
Payments on long-term Federal Home Loan Bank and other borrowings	(4,154)	(2,154)
Dividends paid	(304)	(293)
Proceeds from issuance of long-term debt	10,000	-
Payments for debt issuance costs	(200)	-
Net cash provided by financing activities	8,839	9,407

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,152)	(825)

CASH AND CASH EQUIVALENTS, beginning of period	7,318	7,438

CASH AND CASH EQUIVALENTS, end of period	$6,166	$6,613

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$776	$734

Cash paid during the period for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in market value of securities available-for-sale	$279	$1,127

Mortgage servicing rights recognized	$301	$248

Loans transferred to real estate and other assets acquired in foreclosure	$-	$26

Employee Stock Ownership Plan shares released	$83	$47

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

The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle’s Form 10-K for the year ended December 31, 2016.

The Company evaluated subsequent events for potential recognition and/or disclosure through May 9, 2017 the date the unaudited consolidated financial statements were issued.

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	March 31, 2017				December 31, 2016
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(In Thousands)
Available-for-Sale:
U.S. government and agency obligations	$5,357	$10	$(61)	$5,306	$5,673	$7	$(72)	$5,608
Municipal obligations	67,611	592	(1,293)	66,910	68,493	575	(1,404)	67,664
Corporate obligations	10,415	22	(93)	10,344	9,454	15	(162)	9,307
MBSs - government-backed	28,685	312	(305)	28,692	29,537	283	(308)	29,512
CMOs - government backed	16,116	14	(170)	15,960	16,530	15	(200)	16,345
Total	$128,184	$950	$(1,922)	$127,212	$129,687	$895	$(2,146)	$128,436

There were no sales of securities available-for-sale during the three months ended March 31, 2017 or 2016.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2017
	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$2,049	$2,046
Due from one to five years	9,064	9,078
Due from five to ten years	14,256	14,104
Due after ten years	58,014	57,332
	83,383	82,560
MBSs - government-backed	28,685	28,692
CMOs - government-backed	16,116	15,960
Total	$128,184	$127,212

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	March 31, 2017
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$4,238	$(61)	$-	$-
Municipal obligations	38,485	(1,286)	550	(7)
Corporate obligations	4,099	(6)	4,451	(87)
MBSs and CMOs - government-backed	18,770	(383)	7,445	(92)
Total	$65,592	$(1,736)	$12,446	$(186)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$4,420	$(72)	$-	$-
Municipal obligations	39,786	(1,392)	634	(12)
Corporate obligations	3,375	(15)	4,918	(147)
MBSs and CMOs - government-backed	18,113	(405)	7,855	(103)
Total	$65,694	$(1,884)	$13,407	$(262)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of March 31, 2017 and December 31, 2016, there were, respectively, 93 and 97 securities in unrealized loss positions that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

As of March 31, 2017, 66 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 3.03% from the Company’s amortized cost basis of these securities. At December 31, 2016, 70 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 3.19% from the Company’s amortized cost basis of these securities. These unrealized losses are principally due to changes in interest rates and credit spreads. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

As of March 31, 2017, 12 corporate obligations had unrealized losses of approximately 1.08% from the Company’s amortized cost basis of these securities. At December 31, 2016, 13 corporate obligations had an unrealized loss with aggregate depreciation of approximately 1.92% from the Company's amortized cost basis of these securities. These unrealized losses are principally due to changes in interest rates. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

As of March 31, 2017, 15 mortgage-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) had unrealized losses with aggregate depreciation of approximately 1.78% from the Company’s amortized cost basis of these securities. At December 31, 2016, 14 MBSs and CMOs had unrealized losses with aggregate depreciation of approximately 1.92% from the Company’s amortized cost basis. We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market, changes in interest rates and credit spreads and uncertainty of future prepayment speeds. Management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected. In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. There has been no disruption of the scheduled cash flows on any of the securities. Management’s analysis as of March 31, 2017 revealed no expected credit losses on the securities and therefore, declines are not deemed to be other than temporary.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE

Loans receivable consisted of the following:

	March 31,	December 31,
	2017	2016
	(In Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$112,872	$113,262
Commercial real estate	234,467	214,927
Real estate construction	24,118	20,540

Other loans:
Home equity	49,037	49,018
Consumer	14,786	14,800
Commercial	54,614	54,706

Total	489,894	467,253

Deferred loan fees, net	(1,036)	(1,092)
Allowance for loan losses	(5,075)	(4,770)
Total loans, net	$483,783	$461,391

Within the commercial real estate loan category above, $11,450,000 and $11,586,000 was guaranteed by the United States Department of Agriculture Rural Development, at March 31, 2017 and December 31, 2016, respectively. In addition, within the commercial loan category above, $1,553,000 and $1,588,000 were in loans originated through a syndication program where the business resides outside of Montana, at March 31, 2017, and December 31, 2016, respectively.

The following table includes information regarding nonperforming assets.

	March 31,	December 31,
	2017	2016
	(Dollars in Thousands)

Non-accrual loans	$651	$614
Accruing loans delinquent 90 days or more	998	495
Restructured loans, net	42	43
Total nonperforming loans	1,691	1,152
Real estate owned and other repossessed assets, net	668	825
Total nonperforming assets	$2,359	$1,977

Total nonperforming assets as a percentage of total assets	0.35%	0.29%

Allowance for loan losses	$5,075	$4,770

Percent of allowance for loan losses to nonperforming loans	300.12%	414.06%

Percent of allowance for loan losses to nonperforming assets	215.13%	241.27%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

Allowance for loan losses activity was as follows:

	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, January 1, 2017	$997	$2,079	$244	$460	$193	$797	$4,770
Charge-offs	-	-	-	-	(9)	-	(9)
Recoveries	-	-	-	5	8	-	13
Provision	2	199	8	6	18	68	301
Ending balance, March 31, 2017	$999	$2,278	$252	$471	$210	$865	$5,075

Ending balance, March 31, 2017 allocated to loans individually evaluated for impairment	$-	$-	$-	$-	$16	$46	$62

Ending balance, March 31, 2017 allocated to loans collectively evaluated for impairment	$999	$2,278	$252	$471	$194	$819	$5,013

Loans receivable:
Ending balance, March 31, 2017	$112,872	$234,467	$24,118	$49,037	$14,786	$54,614	$489,894

Ending balance, March 31, 2017 of loans individually evaluated for impairment	$221	$-	$-	$336	$136	$146	$839

Ending balance, March 31, 2017 of loans collectively evaluated for impairment	$112,651	$234,467	$24,118	$48,701	$14,650	$54,468	$489,055

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

Internal classification of the loan portfolio was as follows:

	March 31, 2017
	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Grade:
Pass	$112,020	$234,012	$23,662	$48,666	$14,644	$53,894	$486,898
Special mention	-	-	456	-	32	191	679
Substandard	852	455	-	371	94	483	2,255
Doubtful	-	-	-	-	-	46	46
Loss	-	-	-	-	16	-	16
Total	$112,872	$234,467	$24,118	$49,037	$14,786	$54,614	$489,894

Credit risk profile based on payment activity
Performing	$112,369	$234,012	$24,118	$48,666	$14,650	$54,388	$488,203
Restructured loans	-	-	-	42	-	-	42
Nonperforming	503	455	-	329	136	226	1,649
Total	$112,872	$234,467	$24,118	$49,037	$14,786	$54,614	$489,894

	December 31, 2016
	Residential
	Mortgage	Commercial		Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Grade:
Pass	$112,524	$214,476	$20,084	$48,643	$14,697	$54,470	$464,894
Special mention	-	-	456	-	-	-	456
Substandard	738	451	-	375	95	236	1,895
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	8	-	8
Total	$113,262	$214,927	$20,540	$49,018	$14,800	$54,706	$467,253

Credit risk profile based on payment activity
Performing	$112,585	$214,923	$20,540	$48,643	$14,704	$54,706	$466,101
Restructured loans	-	-	-	43	-	-	43
Nonperforming	677	4	-	332	96	-	1,109
Total	$113,262	$214,927	$20,540	$49,018	$14,800	$54,706	$467,253

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables include information regarding delinquencies within the loan portfolio.

	March 31, 2017
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Residential mortgage (1-4 family)	$1,987	$282	$2,269	$221	$110,382	$112,872
Commercial real estate	1,133	455	1,588	-	232,879	234,467
Real estate construction	474	-	474	-	23,644	24,118
Home equity	248	35	283	294	48,460	49,037
Consumer	219	-	219	136	14,431	14,786
Commercial	610	226	836	-	53,778	54,614
Total	$4,671	$998	$5,669	$651	$483,574	$489,894

	December 31, 2016
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Residential mortgage (1-4 family)	$975	$456	$1,431	$221	$111,610	$113,262
Commercial real estate	513	4	517	-	214,410	214,927
Real estate construction	-	-	-	-	20,540	20,540
Home equity	365	35	400	297	48,321	49,018
Consumer	169	-	169	96	14,535	14,800
Commercial	249	-	249	-	54,457	54,706
Total	$2,271	$495	$2,766	$614	$463,873	$467,253

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables include information regarding impaired loans.

	March 31, 2017
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
With no related allowance:
Residential mortgage (1-4 family)	$221	$221	$-
Commercial real estate	-	-	-
Construction	-	-	-
Home equity	336	388	-
Consumer	120	169	-
Commercial	100	100	-

With a related allowance:
Residential mortgage (1-4 family)	-	-	-
Commercial real estate	-	-	-
Construction	-	-	-
Home equity	-	-	-
Consumer	16	16	16
Commercial	46	46	46

Total:
Residential mortgage (1-4 family)	221	221	-
Commercial real estate	-	-	-
Construction	-	-	-
Home equity	336	388	-
Consumer	136	185	16
Commercial	146	146	46
Total	$839	$940	$62

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

	December 31, 2016
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
With no related allowance:
Residential mortgage (1-4 family)	$221	$221	$-
Commercial real estate	-	-	-
Construction	-	-	-
Home equity	340	390	-
Consumer	88	135	-
Commercial	-	-	-

With a related allowance:
Residential mortgage (1-4 family)	-	-	-
Commercial real estate	-	-	-
Construction	-	-	-
Home equity	-	-	-
Consumer	8	8	8
Commercial	-	-	-

Total:
Residential mortgage (1-4 family)	221	221	-
Commercial real estate	-	-	-
Construction	-	-	-
Home equity	340	390	-
Consumer	96	143	8
Commercial	-	-	-
Total	$657	$754	$8

	Three Months Ended
	March 31,
	2017	2016
	Average Recorded Investment
	(In Thousands)

Residential mortgage (1-4 family)	$221	$668
Commercial real estate	-	662
Construction	-	-
Home equity	338	236
Consumer	116	119
Commercial	73	166
Total	$748	$1,851

Interest income recognized on impaired loans for the three months ended March 31, 2017 and 2016 are considered insignificant.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. TROUBLED DEBT RESTRUCTURINGS

The Company adopted the amendments in Accounting Standards Update No. 2011-02 (ASC Topic 310) during the quarter ended September 30, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of the previous fiscal year (July 1, 2011) for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC Subtopic 450-20). Upon identifying the reassessed receivables as troubled debt restructurings, the Company also identified them as impaired under the guidance in ASC Subtopic 310-10-35. The amendments in the guidance require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired.

As of March 31, 2017, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under ASC Subtopic 310-10-35 was $42,000 (ASC Subtopic 310-40-65-1(b)), and there was no allowance for credit losses associated with these receivables, on the basis of a current evaluation of loss (ASC Subtopic 310-40-65-1(b)). There was $34,000 charged-off at the time of restructure related to these receivables.

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

Combination Modification – Any other type of modification, including the use of multiple categories above.

The following tables present troubled debt restructurings.

March 31, 2017
	Accrual	Non-Accrual	Total
	Status	Status	Modification
(In Thousands)
Residential mortgage (1-4 family)	$-	$-	$-
Commercial real estate	-	-	-
Real estate construction	-	-	-
Home equity	42	-	42
Consumer	-	-	-
Commercial	-	-	-
Total	$42	$-	$42

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

During the three months ended March 31, 2017 and 2016, there were no new restructured loans.

There were no loans modified as a troubled debt restructured loan within the previous three months for which there was a payment default during the three months ended March 31, 2017.

A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral. As of March 31, 2017 and December 31, 2016, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

NOTE 5. DEPOSITS

Deposits are summarized as follows:

	March 31,	December 31,
	2017	2016
	(In Thousands)

Noninterest checking	$95,737	$82,877
Interest bearing checking	93,519	93,163
Savings	85,054	82,266
Money market	93,634	89,211
Time certificates of deposit	158,341	165,278
Total	$526,285	$512,795

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31, 2017		December 31, 2016
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)

Senior notes fixed at 5.75%, due 2022	$10,000	$(193)	$-	$-
Subordinated debentures fixed at 6.75%, due 2025	10,000	(180)	10,000	(185)
Subordinated debentures variable at 3-Month Libor plus 1.42%, due 2035	5,155	-	5,155	-
Total long-term debt	$25,155	$(373)	$15,155	$(185)

In February 2017, the Company completed the issuance, through a private placement, of $10,000,000 aggregate principal amount of 5.75% fixed senior unsecured notes due in 2022. The interest will be paid semi-annually through maturity date. The notes are not subject to redemption at the option of the Company.

In June 2015, the Company completed the issuance of $10,000,000 in aggregate principal amount of subordinated notes due in 2025 in a private placement transaction to an institutional accredited investor. The notes will bear interest at an annual fixed rate of 6.75% and interest will be paid quarterly through maturity date or earlier redemption.

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to Eagle Bancorp Statutory Trust I (“the Trust”). The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at 3-Month LIBOR plus 1.42%, making the rate 2.916% and 2.418% as of March 31, 2017 and December 31, 2016, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date.

For the three months ended March 31, 2017 and 2016, interest expense on long-term debt was $272,000 and $194,000, respectively.

NOTE 7. EARNINGS PER SHARE

Basic earnings per share for the three months ended March 31, 2017 was computed using 3,811,409 weighted average shares outstanding. Basic earnings per share for the three months ended March 31, 2016 was computed using 3,779,464 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations was 3,875,677 for the three months ended March 31, 2017 and 3,873,171 for the three months ended March 31, 2016.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. DIVIDENDS AND STOCK REPURCHASE PROGRAM

For the year ended December 31, 2016, Eagle paid dividends of $0.0775 per share for the quarters ended March 31 and June 30, 2016. Eagle paid dividends of $0.08 per share for the quarters ended September 30 and December 31, 2016. A dividend of $0.08 per share was declared on January 26, 2017, and paid March 3, 2017 to shareholders of record on February 10, 2017. A dividend of $0.08 per share was declared on April 20, 2017, payable on June 2, 2017 to shareholders of record on May 12, 2017.

On July 21, 2016, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased under this plan during the year ended December 31, 2016 or the three months ended March 31, 2017. The plan expires on July 21, 2017.

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

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

	Unrealized	Unrealized
	Gains (Losses)	(Losses) Gains
	on Derivatives	on Investment
	Designated as	Securities
	Cash Flow Hedges	Available-for-Sale	Total

Balance, January 1, 2017	$330	$(741)	$(411)
Other comprehensive income, before reclassifications and income taxes	341	279	620
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(558)	-	(558)
Income tax benefit (expense)	88	(113)	(25)
Total other comprehensive (loss) income	(129)	166	37
Balance, March 31, 2017	$201	$(575)	$(374)

Balance, January 1, 2016	$376	$(124)	$252
Other comprehensive income, before reclassifications and income taxes	636	1,127	1,763
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(635)	-	(635)
Income tax expense	-	(460)	(460)
Total other comprehensive income	1	667	668
Balance, March 31, 2016	$377	$543	$920

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. DERIVATIVES AND HEDGING ACTIVITIES

Mortgage Loan Commitments

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

Interest Rate Lock Commitments

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amount of interest rate lock commitments was $33,961,000 and $19,738,000 at March 31, 2017 and December 31, 2016, respectively. The fair value of such commitments was insignificant.

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

	March 31, 2017
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency	$-	$5,306	$-	$5,306
Municipal obligations	-	66,910	-	66,910
Corporate obligations	-	10,344	-	10,344
MBSs - government-backed	-	28,692	-	28,692
CMOs - government-backed	-	15,960	-	15,960
Loans held-for-sale	-	8,432	-	8,432

	December 31, 2016
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency	$-	$5,608	$-	$5,608
Municipal obligations	-	67,664	-	67,664
Corporate obligations	-	9,307	-	9,307
MBSs - government-backed	-	29,512	-	29,512
CMOs - government-backed	-	16,345	-	16,345
Loans held-for-sale	-	18,230	-	18,230

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

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2017
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$777	$777
Repossessed assets	-	-	668	668

	December 31, 2016
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$649	$649
Repossessed assets	-	-	825	825

As of March 31, 2017, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $839,000 were reduced by specific valuation allowance allocations totaling $62,000 to a total reported fair value of $777,000 based on collateral valuations utilizing Level 3 valuation inputs.

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

	Fair Value at		Principal	Significant	Range of
	March 31,	December 31,	Valuation	Unobservable	Signficant Input
Instrument	2017	2016	Technique	Inputs	Values
(Dollars In Thousands)

Impaired loans	$777	$649	Appraisal of collateral (1)	Appraisal adjustments	10	-	30%

Repossessed assets	$668	$825	Appraisal of collateral (1)(3)	Liquidation expenses (2)	10	-	30%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable, less associated allowance.
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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. FAIR VALUE DISCLOSURES - continued

FASB ASC Topic 825 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. Below is a table that summarizes the fair market values of all financial instruments of the Company at March 31, 2017 and December 31, 2016, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

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

	March 31, 2017
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$6,166	$-	$-	$6,166	$6,166
Federal Home Loan Bank stock	3,344	-	-	3,344	3,344
Federal Reserve Bank stock	871	-	-	871	871
Loans receivable, net	-	-	485,566	485,566	483,006
Accrued interest and dividends receivable	2,101	-	-	2,101	2,101
Mortgage servicing rights	-	-	6,534	6,534	5,892
Cash surrender value of life insurance	14,191	-	-	14,191	14,191
Financial liabilities:
Non-maturing interest bearing deposits	-	272,207	-	272,207	272,207
Noninterest bearing deposits	95,737	-	-	95,737	95,737
Time certificates of deposit	-	-	158,103	158,103	158,341
Accrued expenses and other liabilities	4,309	-	-	4,309	4,309
Federal Home Loan Bank advances and other borrowings	-	-	68,307	68,307	68,266
Long-term debt	-	-	24,258	24,258	25,155
Off-balance-sheet instruments	-
Forward delivery commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. FAIR VALUE DISCLOSURES – continued

	December 31, 2016
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$7,318	$-	$-	$7,318	$7,318
Federal Home Loan Bank stock	4,012	-	-	4,012	4,012
Federal Reserve Bank stock	871	-	-	871	871
Loans receivable, net	-	-	464,797	464,797	460,742
Accrued interest and dividends receivable	2,123	-	-	2,123	2,123
Mortgage servicing rights	-	-	6,741	6,741	5,853
Cash surrender value of life insurance	14,095	-	-	14,095	14,095
Financial liabilities:
Non-maturing interest bearing deposits	-	264,640	-	264,640	264,640
Noninterest bearing deposits	82,877	-	-	82,877	82,877
Time certificates of deposit	-	-	165,129	165,129	165,278
Accrued expenses and other liabilities	4,291	-	-	4,291	4,291
Federal Home Loan Bank advances and other borrowings	-	-	82,462	82,462	82,413
Long-term debt	-	-	14,291	14,291	15,155
Off-balance-sheet instruments
Forward delivery commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

The following methods and assumptions were used by the Company in estimating the fair value of the following classes of financial instruments. However, the Form 10-K for the year ended December 31, 2016 provides additional description of valuation methodologies used in estimating fair value of these financial instruments.

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

Mortgage Servicing Rights – the fair value of servicing rights was determined using discount rates ranging from approximately 13.00% to 15.00%, prepayment speeds ranging from approximately 104.00% to 277.00% PSA, depending on stratification of the specific right. The fair value was also adjusted for the effect of potential past dues and foreclosures.

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

Advances from the FHLB and Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective March 31, 2017 and December 31, 2016, respectively if the borrowings repriced according to their stated terms.

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

NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance is a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. On July 9, 2015, the FASB agreed to delay the effective date of the standard by one year. Therefore, the new standard will be effective in the first quarter of 2018 and is not expected to have a significant impact to the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The amendment has a number of provisions including the requirements that public business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, a separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans receivables), and eliminating the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendment is effective for annual and interim reporting periods beginning after December 15, 2017 and is not expected to have a significant impact to the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) intended to improve financial reporting regarding leasing transactions. The new standard affects all companies and organizations that lease assets. The standard will require organizations to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases if the lease terms are more than 12 months. The guidance also will require qualitative and quantitative disclosures providing additional information about the amounts recorded in the financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the potential impact of the amendment on the Company’s consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables–Nonrefundable Fees and Other Costs (Subtopic 310-20) to shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. Currently, entities generally amortize the premium as a yield adjustment over the contractual life of the security. The guidance does not change the accounting for callable debt securities held at a discount. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including in an interim period. The Company is evaluating the potential impact of the amendment on the Company’s consolidated financial statements.

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee changed the federal funds target rate from 0.5% to 0.75% in December 2016. The rate increased from 0.75% to 1.0% during the three months ended March 31, 2017.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between March 31, 2017 and December 31, 2016.

Total assets were $683.68 million at March 31, 2017, an increase of $9.75 million, or 1.4%, from $673.93 million at December 31, 2016. The increase was largely due to the change in loans receivable. Loans receivable increased by $22.39 million, or 4.9%, to $483.78 million at March 31, 2017, from $461.39 million at December 31, 2016. Total liabilities were $623.64 million at March 31, 2017, an increase of $9.17 million, or 1.5%, from $614.47 million at December 31, 2016. The increase was due to an increase in deposits and an increase in long-term debt partially offset by a decrease in Federal Home Loan Bank (“FHLB”) advances. Total deposits increased by $13.49 million, or 2.6%, to $526.29 million at March 31, 2017, from $512.80 million at December 31, 2016. Long-term debt increased by $9.81 million to $24.78 million at March 31, 2017 from $14.97 million at December 31, 2016. FHLB advances and other borrowings decreased $14.14 million to $68.27 million at March 31, 2017 from $82.41 million at December 31, 2016.

Balance Sheet Details

Investment Activities

The following table summarizes investment activities:

	March 31,		December 31,
	2017		2016
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency	$5,306	4.01%	$5,608	4.18%
Municipal obligations	66,910	50.60%	67,664	50.45%
Corporate obligations	10,344	7.82%	9,307	6.94%
MBSs - government-backed	28,692	21.70%	29,512	22.01%
CMOs - government-backed	15,960	12.07%	16,345	12.19%

Total securities available-for-sale	127,212	96.20%	128,436	95.77%

Interest bearing deposits	813	0.61%	787	0.59%

FHLB capital stock, at cost	3,344	2.53%	4,012	2.99%

FRB capital stock, at cost	871	0.66%	871	0.65%

Total	$132,240	100.00%	$134,106	100.00%

Securities available-for-sale were $127.21 million at March, 31, 2017, a decrease of $1.23 million, or 1.0%, from $128.44 million at December 31, 2016. All categories of securities available-for-sale securities decreased slightly during the period with the exception of corporate obligations. Corporate securities increased slightly primarily due to a security purchase during the quarter ended March 31, 2017.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	March 31,		December 31,
	2017		2016
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential mortgage (1-4 family) (1)	$112,872	23.04%	$113,262	24.24%
Commercial real estate	234,467	47.86%	214,927	46.00%
Real estate construction	24,118	4.92%	20,540	4.40%
Total real estate loans	371,457	75.82%	348,729	74.64%

Other loans:
Home equity	49,037	10.01%	49,018	10.49%
Consumer	14,786	3.02%	14,800	3.16%
Commercial	54,614	11.15%	54,706	11.71%
Total other loans	118,437	24.18%	118,524	25.36%

Total loans	489,894	100.00%	467,253	100.00%

Deferred loan fees	(1,036)		(1,092)
Allowance for loan losses	(5,075)		(4,770)

Total loans, net	$483,783		$461,391

 (1) Excludes loans held-for-sale.

Loans receivable increased $22.39 million to $483.78 million at March 31, 2017. The increase was largely due to an increase in commercial real estate loans of $19.54 million. Real estate construction loans also increased $3.58 million. Total loan originations were $88.86 million for the three months ended March 31, 2017, with residential mortgage accounting for $51.73 million of the total. Commercial real estate and land loan originations were $24.62 million. Consumer loan originations were $2.04 million and home equity originations were $4.51 million. Real estate construction loan originations were $1.65 million. Commercial loans originations were $4.32 million, with none originating from loan syndication programs with borrowers residing outside of Montana. Loans held-for-sale decreased by $9.80 million, to $8.43 million at March 31, 2017 from $18.23 million at December 31, 2016.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. Subsequent write-downs are recorded as a charge to operations. As of March 31, 2017, the Bank had $648,000 of real estate owned.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities – continued

The following table sets forth information regarding nonperforming assets:

	March 31,	December 31,
	2017	2016
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential mortgage (1-4 family)	$221	$221
Other loans:
Home equity	294	297
Consumer	136	96
Accruing loans delinquent 90 days or more
Real estate loans:
Residential mortgage (1-4 family)	282	456
Commercial real estate	455	4
Other loans:
Home equity	35	35
Commercial	226	-
Restructured loans:
Other loans:
Home equity	42	43
Total nonperforming loans	1,691	1,152
Real estate owned and other repossed property, net	668	825
Total nonperforming assets	$2,359	$1,977

Total nonperforming loans to total loans	0.35%	0.25%
Total nonperforming loans to total assets	0.25%	0.17%
Total allowance for loan loss to nonperforming loans	300.12%	414.06%
Total nonperforming assets to total assets	0.35%	0.29%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	March 31,		December 31,
	2017		2016

		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$95,737	18.19%	$82,877	16.16%
Interest bearing checking	93,519	17.77%	93,163	18.17%
Savings	85,054	16.16%	82,266	16.04%
Money market accounts	93,634	17.79%	89,211	17.40%
Total	367,944	69.91%	347,517	67.77%
Certificates of deposit accounts:
IRA certificates	30,784	5.85%	31,277	6.10%
Brokered certificates	12,596	2.39%	15,596	3.04%
Other certificates	114,961	21.85%	118,405	23.09%
Total certificates of deposit	158,341	30.09%	165,278	32.23%
Total deposits	$526,285	100.00%	$512,795	100.00%

Deposits increased $13.49 million, or 2.6%, to $526.29 million at March 31, 2017 from $512.80 million at December 31, 2016. The increase was largely due to an increase in noninterest checking of $12.86 million. Money market accounts and savings also increased by $4.42 million and $2.79 million, respectively. Interest bearing checking increased slightly by $356,000. However, certificates of deposit decreased $6.94 million.

The following table summarizes borrowing activity:

	March 31,		December 31,
	2017		2016

	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings	$68,266	73.37%	$82,413	84.63%
Other long-term debt:
Senior notes fixed at 5.75%, due 2022	9,807	10.54%	-	0.00%
Subordinated debentures fixed at 6.75%, due 2025	9,820	10.55%	9,815	10.08%
Subordinated debentures variable, due 2035	5,155	5.54%	5,155	5.29%
Total other long-term debt	24,782	26.63%	14,970	15.37%
Total borrowings	93,048	100.00%	97,383	100.00%

FHLB advances and other borrowings decreased by $14.14 million, or 17.2%, to $68.27 million at March 31, 2017 from $82.41 million at December 31, 2016.

Long-term debt increased by $9.81 million to $24.78 million at March 31, 2017 from $14.97 million at December 31, 2016 primarily due to the issuance of $10.00 million aggregate principal amount of 5.75% fixed senior unsecured notes due in 2022.

Shareholders’ Equity

Total shareholders’ equity increased $579,000, or 1.0%, to $60.04 million at March 31, 2017 from $59.46 million at December 31, 2016. This was primarily the result of a net income of $763,000, partially offset by dividends paid of $304,000.

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

	For the Three Months Ended March 31,
	2017			2016 (As Restated)
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$128,074	$729	2.28%	$145,708	$747	2.05%
FHLB and FRB stock	4,067	40	3.93%	4,579	31	2.71%
Loans receivable, net(1)	474,439	5,570	4.70%	428,408	4,837	4.52%
Other earning assets	468	1	0.85%	2,899	3	0.41%
Total interest earning assets	607,048	6,340	4.18%	581,594	5,618	3.86%
Noninterest earning assets	55,493			50,404
Total assets	$662,541			$631,998

Liabilities and equity:
Interest bearing liabilities:
Deposit accounts:
Checking	$94,266	$7	0.03%	$87,297	$7	0.03%
Savings	81,502	9	0.04%	70,507	7	0.04%
Money market	91,536	25	0.11%	93,016	27	0.12%
Certificates of deposit	164,059	339	0.83%	151,690	314	0.83%
Advances from FHLB and other borrowings including long-term debt	83,667	477	2.28%	89,345	395	1.77%
Total interest bearing liabilities	515,030	857	0.67%	491,855	750	0.61%
Noninterest checking	84,488			77,746
Other noninterest bearing liabilities	4,271			5,630
Total liabilities	603,789			575,231

Total equity	58,752			56,767

Total liabilities and equity	$662,541			$631,998
Net interest income/interest rate spread(2)		$5,483	3.51%		$4,868	3.25%

Net interest margin(3)			3.61%			3.35%
Total interest earning assets to interest bearing liabilities			117.87%			118.25%

(1)    Includes loans held-for-sale.

(2)    Interest rate spread represents the difference between the average yield on interest earning assets and the average rate on interest bearing liabilities.

(3)     Net interest margin represents income before the provision for loan losses divided by average interest earning assets.

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

	For the Three Months Ended March 31,
	2017			2016 (As Restated)
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$(90)	$72	$(18)	$(57)	$45	$(12)
FHLB and FRB stock	(3)	12	9	1	30	31
Loans receivable, net	520	213	733	1,045	(170)	875
Other earning assets	(3)	1	(2)	(1)	1	-
Total interest earning assets	424	298	722	988	(94)	894

Interest bearing liabilities:
Checking, savings and money market accounts	2	(2)	-	2	1	3
Certificates of deposit	26	(1)	25	4	11	15
Advances from FHLB and other borrowings including long-term debt	(25)	107	82	144	87	231
Total interest bearing liabilities	3	104	107	150	99	249

Change in net interest income	$421	$194	$615	$838	$(193)	$645

Results of Operations for the Three Months Ended March 31, 2017 and March 31, 2016 (As Restated)

Net Income. Eagle’s net income for the three months ended March 31, 2017 was $763,000 compared to $647,000 for the three months ended March 31, 2016. This increase of $116,000, or 17.9%, was primarily due to an increase in net interest income after loan loss provision of $764,000 and an increase in noninterest income of $312,000, partially offset by an increase in noninterest expense of $891,000 and an increase in income tax expense of $69,000. Basic and diluted earnings per share were both $0.20 for the current period. Basic and diluted earnings per share were both $0.17 per share for the prior year comparable period.

Net Interest Income. Net interest income increased to $5.48 million for the three months ended March 31, 2017, from $4.87 million for the same quarter in the prior year. This increase of $615,000, or 12.6%, was primarily the result of an increase in interest and dividend income of $722,000, partially offset by an increase in interest expense of $107,000.

Interest and Dividend Income. Interest and dividend income was $6.34 million for the three months ended March 31, 2017, compared to $5.62 million for the three months ended March 31, 2016, an increase of $722,000, or 12.9%. Interest and fees on loans increased to $5.57 million for the three months ended March 31, 2017 from $4.84 million for the three months ended March 31, 2016. This increase of $733,000, or 15.2%, was due to an increase in the average balance of loans, as well as an increase in the average yield of loans for the three months ended March 31, 2017. Average balances for loans receivable, net, including loans held-for-sale, for the three months ended March 31, 2017 were $474.44 million, compared to $428.41 million for the prior year period. This represents an increase of $46.03 million, or 10.7%. The average interest rate earned on loans receivable increased by 18 basis points, from 4.52% for the three months ended March 31, 2016, to 4.70% for the three months ended March 31, 2017. Interest and dividends on investment securities available-for-sale decreased slightly by $18,000 or 2.4% for the three months ended March 31, 2017. Average balances for investments decreased to $128.07 million for the three months ended March 31, 2017, from $145.71 million for the three months ended March 31, 2016. However, average interest rates earned on investments increased from 2.05% for the three months ended March 31, 2016, to 2.28% for the three months ended March 31, 2017.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2017 and March 31, 2016 (As Restated) – continued

Interest Expense. Total interest expense for the three months ended March 31, 2017 was $857,000 compared to $750,000 for the three months ended March 31, 2016. The increase of $107,000, or 14.3%, was largely attributable to an increase in interest expense on advances from FHLB and other borrowings including long-term debt. The average borrowing balance for advances from FHLB and other borrowings including long-term debt decreased from $89.35 million for the three months ended March 31, 2016 to $83.67 million for the three months ended March 31, 2017. However, the average rate paid increased from 1.77% for the three months ended March 31, 2016, to 2.28% for the three months ended March 31, 2017. In February 2017, the Company completed the issuance of $10.00 million in aggregate principal amount of 5.75% fixed senior unsecured notes due in 2022. The slight increase in interest on deposits of $25,000 or 7.0% is primarily due to higher overall average balances for certificates of deposits. The overall average rate on interest bearing deposits was consistent with the prior year quarter.

Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank and past due loans in the portfolio. The Bank’s policies require a review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. The Bank recorded $301,000 in provision for loan losses for the three months ended March 31, 2017 and $450,000 for the three months ended March 31, 2016. Total nonperforming loans, including restructured loans, was $1.69 million at March 31, 2017. The Bank currently has $668,000 in foreclosed real estate property and other repossessed property.

Noninterest Income. Total noninterest income was $3.21 million for the three months ended March 31, 2017 compared to $2.90 million for the three months ended March 31, 2016. The increase of $312,000 or 10.8% is largely due to an increase in net gain on sale of loans of $107,000 and an increase of $184,000 in mortgage loan servicing fees. During the three months ended March 31, 2017, $56.57 million mortgage loans were sold compared to $52.33 million for the three months ended March 31, 2016.

Noninterest Expense. Noninterest expense was $7.44 million for the three months ended March 31, 2017 compared to $6.55 million for the three months ended March 31, 2016. The increase of $891,000, or 13.6%, is largely due to an increase in salaries and employee benefits expenses of $743,000. The increase in salaries expense is due in part to higher commission-based compensation related to the continued loan growth and additional staff related to compliance with mortgage rules.

Income Tax Expense. Our income tax expense was $188,000 for the three months ended March 31, 2017, compared to $119,000 for the three months ended March 31, 2016. The effective tax rate for the three months ended March 31, 2017 was 19.8%. Income tax expense has increased with our increased income levels. However, tax free municipal bond income and Bank owned life insurance income help to lower the overall effective tax rates. The effective tax rate is further reduced by a tax credit investment entered into by the Company in 2012. The Bank made an investment in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over an estimated seven-year credit allowance period.

Liquidity and Capital Resources

Liquidity

The Bank is required to maintain minimum levels of liquid assets as defined by the Montana Division of Banking and Federal Reserve Bank (“FRB”) regulations. The liquidity requirement is retained for safety and soundness purposes, and appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of both March 31, 2017 and December 31, 2016.

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

Capital Resources

As of February 28, 2017 (the most recent report available for March 31, 2017), the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, decreased the economic value of equity (“EVE”) by 0.4% compared to an increase of 2.1% as of November 30, 2016 (the most recent report available for December 31, 2016). The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

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

The Banks’s Tier I leverage ratio, as measured under State of Montana and FRB rules, increased from 9.23% as of December 31, 2016 to 10.85% as of March 31, 2017. The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

As of March 31, 2017, the Bank’s regulatory capital was in excess of all applicable regulatory requirements. As of March 31, 2017, the Bank’s total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios were 15.38%, 14.35%, 14.35% and 10.85%, respectively, compared to regulatory requirements of 9.25%, 7.25%, 5.75% and 5.25%, respectively. These regulatory requirement ratios include the capital conservation buffer of 1.25% phased-in beginning January 1, 2017.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources – continued

Capital Resources – continued

	March 31, 2017
	(Unaudited)
	Dollar	% of
	Amount	Assets
	(Dollars in Thousands)
Total risk-based capital to risk weighted assets:
Capital level	$75,634	15.38%
Requirement	45,497	9.25
Excess	$30,137	6.13%

Tier I capital to risk weighted assets:
Capital level	$70,559	14.35%
Requirement	35,660	7.25
Excess	$34,899	7.10%

Common equity tier I capital to risk weighted assets:
Capital level	$70,559	14.35%
Requirement	28,282	5.75
Excess	$42,277	8.60%

Tier I capital to adjusted total average assets:
Capital level	$70,559	10.85%
Requirement	34,137	5.25
Excess	$36,422	5.60%

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

The following table includes the Banks’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of February 28, 2017		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	-0.06%	0.09%	-15.00%
-100	-1.54%	-5.33%	-15.00%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of March 31, 2017, our disclosure controls and procedures were effective. During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors.

There have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On July 21, 2016, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased under this plan during the year ended December 31, 2016 or the three months ended March 31, 2017. The plan expires on July 21, 2017.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Part II - OTHER INFORMATION (CONTINUED)

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
10.1	Amendment No. 2 to the 2011 Stock Incentive Plan for Directors, Officers and Employees (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 21, 2017.

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

EAGLE BANCORP MONTANA, INC.

Date: May 9, 2017	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: May 9, 2017	By:	/s/ Laura F. Clark
Laura F. Clark
Senior Vice President/CFO