Form 10-Q
period 2017-06-30
Eagle Bancorp Montana, Inc.
filed 2017-08-08
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller	Emerging growth company [ ]
reporting company)

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

As of August 8, 2017

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS:
Cash and due from banks	$7,244	$6,531
Interest bearing deposits in banks	1,797	787
Total cash and cash equivalents	9,041	7,318

Securities available-for-sale	123,191	128,436
Federal Home Loan Bank stock	4,841	4,012
Federal Reserve Bank stock	871	871
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	16,206	18,230
Loans receivable, net of deferred loan fees of $1,008 at June 30, 2017 and $1,092 at December 31, 2016 and allowance for loan losses of $5,225 at June 30, 2017 and $4,770 at December 31, 2016	502,907	461,391
Accrued interest and dividends receivable	2,174	2,123
Mortgage servicing rights, net	6,127	5,853
Premises and equipment, net	20,040	19,393
Cash surrender value of life insurance	14,289	14,095
Real estate and other repossessed assets acquired in settlement of loans, net	493	825
Goodwill	7,034	7,034
Core deposit intangible, net	328	384
Deferred tax asset, net	1,132	1,965
Other assets	1,385	1,840

Total assets	$710,214	$673,925

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	June 30,	December 31,
	2017	2016
LIABILITIES:
Deposit accounts:
Noninterest bearing	$91,811	$82,877
Interest bearing	422,454	429,918
Total deposits	514,265	512,795

Accrued expenses and other liabilities	4,867	4,291
Federal Home Loan Bank advances and other borrowings	104,182	82,413
Other long-term debt:
Principal amount	25,155	15,155
Unamortized debt issuance costs	(377)	(185)
Total other long-term debt less unamortized debt issuance costs	24,778	14,970

Total liabilities	648,092	614,469

SHAREHOLDERS' EQUITY:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 8,000,000 shares authorized; 4,083,127 shares issued; 3,811,409 shares outstanding at June 30, 2017 and December 31, 2016)	41	41
Additional paid-in capital	22,444	22,366
Unallocated common stock held by Employee Stock Ownership Plan	(725)	(809)
Treasury stock, at cost	(2,971)	(2,971)
Retained earnings	42,460	41,240
Net accumulated other comprehensive income (loss)	873	(411)
Total shareholders' equity	62,122	59,456

Total liabilities and shareholders' equity	$710,214	$673,925

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$6,174	$4,955	$11,744	$9,792
Securities available-for-sale	714	740	1,443	1,487
Federal Home Loan Bank and Federal Reserve Bank dividends	36	35	76	66
Interest on deposits in banks	1	1	1	1
Other interest income	-	-	1	3
Total interest and dividend income	6,925	5,731	13,265	11,349

INTEREST EXPENSE:
Deposits	376	381	756	736
Federal Home Loan Bank advances and other borrowings	322	212	527	413
Other long-term debt	347	195	619	389
Total interest expense	1,045	788	1,902	1,538

NET INTEREST INCOME	5,880	4,943	11,363	9,811

Loan loss provision	302	459	603	909

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	5,578	4,484	10,760	8,902

NONINTEREST INCOME:
Service charges on deposit accounts	239	211	471	410
Net gain on sale of loans (includes $341 and $636 for the three months ended June 30, 2017 and 2016, respectively, and $899 and $1,271 for the six months ended June 30, 2017 and 2016, respectively, related to accumulated other comprehensive earnings reclassification)	2,263	2,438	4,088	4,156
Mortgage loan servicing fees	509	442	1,056	805
Wealth management income	180	159	321	295
Interchange and ATM fees	228	223	434	425
Appreciation in cash surrender value of life insurance	126	113	250	225
Net (loss) gain on sale of available-for-sale securities (includes ($14) and $84 for the three months ended June 30, 2017 and 2016, respectively, and ($14) and $84 for the six months ended June 30, 2017 and 2016, respectively, related to accumulated other comprehensive earnings reclassification)	(14)	84	(14)	84
Net (loss) gain on sale of real estate owned and other repossessed property	(24)	12	(25)	12
Other noninterest income	63	124	197	290
Total noninterest income	3,570	3,806	6,778	6,702

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
NONINTEREST EXPENSE:
Salaries and employee benefits	4,586	3,916	9,019	7,606
Occupancy and equipment expense	672	671	1,389	1,460
Data processing	566	463	1,133	1,011
Advertising	269	150	458	338
Amortization of mortgage servicing rights	262	285	524	513
Amortization of core deposit intangible and tax credits	107	111	214	223
Federal insurance premiums	36	123	120	206
Postage	51	34	99	88
Legal, accounting and examination fees	200	61	285	159
Consulting fees	59	34	108	117
Write-down on real estate owned and other repossessed property	9	-	45	-
Other noninterest expense	803	838	1,665	1,513
Total noninterest expense	7,620	6,686	15,059	13,234

INCOME BEFORE INCOME TAXES	1,528	1,604	2,479	2,370

Income tax expense (includes $858 and $1,005 for the three months ended June 30, 2017 and 2016, respectively, and $883 and $1,465 for the six months ended June, 30, 2017 and 2016, respectively related to income tax expense from reclassification items)	462	340	650	459

NET INCOME	$1,066	$1,264	$1,829	$1,911

BASIC EARNINGS PER SHARE	$0.28	$0.34	$0.48	$0.51

DILUTED EARNINGS PER SHARE	$0.27	$0.32	$0.47	$0.49

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC EPS)	3,811,409	3,779,464	3,811,409	3,779,464

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED EPS)	3,869,885	3,873,171	3,872,765	3,873,171

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

NET INCOME	$1,066	$1,264	$1,829	$1,911

OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in fair value of investment securities available-for-sale, before income taxes	1,775	2,327	2,054	3,454
Reclassification for net realized losses (gains) on investment securities included in income, before income tax	14	(84)	14	(84)
Change in fair value of derivatives designated as cash flow hedges, before income taxes	657	859	998	1,495
Reclassification for net realized gains on derivatives designated as cash flow hedges, before income taxes	(341)	(636)	(899)	(1,271)
Total other items of comprehensive income	2,105	2,466	2,167	3,594

Income tax expense related to:
Investment securities	(730)	(914)	(843)	(1,374)
Derivatives designated as cash flow hedges	(128)	(91)	(40)	(91)
Total income tax expense	(858)	(1,005)	(883)	(1,465)

COMPREHENSIVE INCOME	$2,313	$2,725	$3,113	$4,040

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Six Months Ended June 30, 2017 and 2016

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							ACCUMULATED
				UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME (LOSS)	TOTAL

Balance at January 1, 2016	$-	$41	$22,152	$(975)	$(3,321)	$37,301	$252	$55,450

Net income						1,911		1,911

Other comprehensive income							2,129	2,129

Dividends paid ($0.0775 per share)						(586)		(586)

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (8,308 shares)			16	84				100

Balance at June 30, 2016	$-	$41	$22,168	$(891)	$(3,321)	$38,626	$2,381	$59,004

Balance at January 1, 2017	$-	$41	$22,366	$(809)	$(2,971)	$41,240	$(411)	$59,456

Net income						1,829		1,829

Other comprehensive income							1,284	1,284

Dividends paid ($0.08 per share)						(609)		(609)

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (8,308 shares)			78	84				162

Balance at June 30, 2017	$-	$41	$22,444	$(725)	$(2,971)	$42,460	$873	$62,122

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,829	$1,911
Adjustments to reconcile net income to net cash provided by operating activities:
Loan loss provision	603	909
Write-down on real estate owned and other repossessed assets	45	-
Depreciation	472	541
Net amortization of investment securities premium and discounts	822	983
Amortization of mortgage servicing rights	524	513
Amortization of core deposit intangible and tax credits	214	223
Deferred income tax benefit	(50)	(288)
Net gain on sale of loans	(4,088)	(4,156)
Net loss (gain) on sale of available-for-sale securities	14	(84)
Net loss (gain) on sale of real estate owned and other repossessed assets	25	(12)
Net loss on sale/disposal of premises and equipment	-	6
Net appreciation in cash surrender value of life insurance	(194)	(169)
Net change in:
Accrued interest and dividends receivable	(51)	4
Loans held-for-sale	6,211	1,836
Other assets	324	228
Accrued expenses and other liabilities	738	1,050
Net cash provided by operating activities	7,438	3,495

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	2,749	3,162
Maturities, principal payments and calls	5,035	6,129
Purchases	(1,307)	(1,531)
Federal Home Loan Bank stock purchased	(829)	(338)
Federal Reserve Bank stock redeemed	-	16
Loan origination and principal collection, net	(42,917)	(37,618)
Purchase of Bank owned life insurance	-	(2,000)
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	262	76
Proceeds from sale of premises and equipment	-	7
Additions to premises and equipment	(1,119)	(302)
Net cash used in investing activities	(38,126)	(32,399)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$1,470	$25,700
Net short-term advances on Federal Home Loan Bank and other borrowings	11,553	4,083
Long-term advances from Federal Home Loan Bank and other borrowings	17,000	5,000
Payments on long-term Federal Home Loan Bank and other borrowings	(6,784)	(6,308)
Proceeds from issuance of long-term debt	10,000	-
Payments for debt issuance costs	(219)	-
Dividends paid	(609)	(586)
Net cash provided by financing activities	32,411	27,889

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,723	(1,015)

CASH AND CASH EQUIVALENTS, beginning of period	7,318	7,438

CASH AND CASH EQUIVALENTS, end of period	$9,041	$6,423

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,763	$1,554

Cash paid during the period for income taxes	$680	$590

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in market value of securities available-for-sale	$2,068	$3,370

Mortgage servicing rights recognized	$798	$741

Loans transferred to real estate and other assets acquired in foreclosure	$-	$34

Employee Stock Ownership Plan shares released	$162	$100

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

The results of operations for the six month period ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle Bancorp Montana, Inc.’s (“the Company” or “Eagle”) Form 10-K for the year ended December 31, 2016.

The Company evaluated subsequent events for potential recognition and/or disclosure through August 8, 2017 the date the unaudited consolidated financial statements were issued.

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2017				December 31, 2016
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(In Thousands)
Available-for-Sale:
U.S. government and agency obligations	$4,223	$34	$(11)	$4,246	$5,673	$7	$(72)	$5,608
Municipal obligations	65,283	1,071	(430)	65,924	68,493	575	(1,404)	67,664
Corporate obligations	9,639	34	(67)	9,606	9,454	15	(162)	9,307
MBSs - government-backed	27,519	426	(228)	27,717	29,537	283	(308)	29,512
CMOs - government backed	15,710	29	(41)	15,698	16,530	15	(200)	16,345
Total	$122,374	$1,594	$(777)	$123,191	$129,687	$895	$(2,146)	$128,436

Proceeds from sales of available-for-sale securities and the associated gross realized gains and losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In Thousands)

Proceeds from sale of available-for-sale securities	$2,749	$3,162	$2,749	$3,162

Gross realized gain on sale of available-for-sale securities	$14	$84	$14	$84
Gross realized loss on sale of available-for-sale securities	(28)	-	(28)	-
Net realized (loss) gain on sale of available-for-sale securities	$(14)	$84	$(14)	$84

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

	June 30, 2017
	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$2,663	$2,660
Due from one to five years	7,183	7,256
Due from five to ten years	14,319	14,349
Due after ten years	54,980	55,511
	79,145	79,776
MBSs - government-backed	27,519	27,717
CMOs - government-backed	15,710	15,698
Total	$122,374	$123,191

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	June 30, 2017
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$1,541	$(11)	$-	$-
Municipal obligations	25,664	(423)	458	(7)
Corporate obligations	3,381	(6)	2,939	(61)
MBSs and CMOs - government-backed	18,035	(180)	6,902	(89)
Total	$48,621	$(620)	$10,299	$(157)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$4,420	$(72)	$-	$-
Municipal obligations	39,786	(1,392)	634	(12)
Corporate obligations	3,375	(15)	4,918	(147)
MBSs and CMOs - government-backed	18,113	(405)	7,855	(103)
Total	$65,694	$(1,884)	$13,407	$(262)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of June 30, 2017 and December 31, 2016, there were, respectively, 65 and 97 securities in an unrealized loss position that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

As of June 30, 2017, 42 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 1.57% from the Company’s amortized cost basis of these securities. At December 31, 2016, 70 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 3.19% from the Company’s amortized cost basis of these securities. These unrealized losses are principally due to changes in interest rates and credit spreads. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

As of June 30, 2017, 10 corporate obligations had unrealized losses of approximately 1.05% from the Company’s amortized cost basis of these securities. At December 31, 2016, 13 corporate obligations had an unrealized loss with aggregate depreciation of approximately 1.92% from the Company's amortized cost basis of these securities. These unrealized losses are principally due to changes in interest rates. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

As of June 30, 2017, 13 mortgage-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) had unrealized losses with aggregate depreciation of approximately 1.07% from the Company’s amortized cost basis of these securities. At December 31, 2016, 14 MBSs and CMOs had unrealized losses with aggregate depreciation of approximately 1.92% from the Company’s amortized cost basis. We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market, changes in interest rates and credit spreads and uncertainty of future prepayment speeds. Management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected. In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. There has been no disruption of the scheduled cash flows on any of the securities. Management’s analysis as of June 30, 2017 revealed no expected credit losses on the securities and therefore, declines are not deemed to be other than temporary.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE

Loans receivable consisted of the following:

	June 30,	December 31,
	2017	2016
	(In Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$110,906	$113,262
Commercial real estate	246,005	214,927
Real estate construction	29,440	20,540

Other loans:
Home equity	49,266	49,018
Consumer	15,293	14,800
Commercial	58,230	54,706

Total	509,140	467,253

Deferred loan fees, net	(1,008)	(1,092)
Allowance for loan losses	(5,225)	(4,770)
Total loans, net	$502,907	$461,391

Within the commercial real estate loan category above, $11,307,000 and $11,586,000 was guaranteed by the United States Department of Agriculture Rural Development, at June 30, 2017 and December 31, 2016, respectively. In addition, within the commercial loan category above, $1,509,000 and $1,588,000 were in loans originated through a syndication program where the business resides outside of Montana, at June 30, 2017, and December 31, 2016, respectively.

The following table includes information regarding nonperforming assets.

	June 30,	December 31,
	2017	2016
	(Dollars in Thousands)

Non-accrual loans	$1,611	$614
Accruing loans delinquent 90 days or more	79	495
Restructured loans, net	-	43
Total nonperforming loans	1,690	1,152
Real estate owned and other repossessed assets, net	493	825
Total nonperforming assets	$2,183	$1,977

Total nonperforming assets as a percentage of total assets	0.31%	0.29%

Allowance for loan losses	$5,225	$4,770

Percent of allowance for loan losses to nonperforming loans	309.17%	414.06%

Percent of allowance for loan losses to nonperforming assets	239.35%	241.27%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

Allowance for loan losses activity was as follows:

	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, April 1, 2017	$999	$2,278	$252	$471	$210	$865	$5,075
Charge-offs	-	-	-	-	(90)	(99)	(189)
Recoveries	-	-	-	34	3	-	37
Provision	-	100	-	-	102	100	302
Ending balance, June 30, 2017	$999	$2,378	$252	$505	$225	$866	$5,225

Allowance for loan losses:
Beginning balance, January 1, 2017	$997	$2,079	$244	$460	$193	$797	$4,770
Charge-offs	-	-	-	-	(99)	(99)	(198)
Recoveries	-	-	-	39	11	-	50
Provision	2	299	8	6	120	168	603
Ending balance, June 30, 2017	$999	$2,378	$252	$505	$225	$866	$5,225

Ending balance, June 30, 2017 allocated to loans individually evaluated for impairment	$-	$-	$-	$-	$38	$-	$38

Ending balance, June 30, 2017 allocated to loans collectively evaluated for impairment	$999	$2,378	$252	$505	$187	$866	$5,187

Loans receivable:
Ending balance, June 30, 2017	$110,906	$246,005	$29,440	$49,266	$15,293	$58,230	$509,140

Ending balance, June 30, 2017 of loans individually evaluated for impairment	$500	$451	$-	$305	$144	$211	$1,611

Ending balance, June 30, 2017 of loans collectively evaluated for impairment	$110,406	$245,554	$29,440	$48,961	$15,149	$58,019	$507,529

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

Internal classification of the loan portfolio was as follows:

	June 30, 2017
	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Grade:
Pass	$110,132	$245,550	$28,984	$48,961	$15,141	$57,700	$506,468
Special mention	-	-	456	-	-	-	456
Substandard	774	455	-	305	114	530	2,178
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	38	-	38
Total	$110,906	$246,005	$29,440	$49,266	$15,293	$58,230	$509,140

Credit risk profile based on payment activity
Performing	$110,406	$245,554	$29,440	$48,961	$15,149	$57,940	$507,450
Restructured loans	-	-	-	-	-	-	-
Nonperforming	500	451	-	305	144	290	1,690
Total	$110,906	$246,005	$29,440	$49,266	$15,293	$58,230	$509,140

	December 31, 2016
	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Grade:
Pass	$112,524	$214,476	$20,084	$48,643	$14,697	$54,470	$464,894
Special mention	-	-	456	-	-	-	456
Substandard	738	451	-	375	95	236	1,895
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	8	-	8
Total	$113,262	$214,927	$20,540	$49,018	$14,800	$54,706	$467,253

Credit risk profile based on payment activity
Performing	$112,585	$214,923	$20,540	$48,643	$14,704	$54,706	$466,101
Restructured loans	-	-	-	43	-	-	43
Nonperforming	677	4	-	332	96	-	1,109
Total	$113,262	$214,927	$20,540	$49,018	$14,800	$54,706	$467,253

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables include information regarding delinquencies within the loan portfolio.

	June 30, 2017
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Residential mortgage (1-4 family)	$764	$-	$764	$500	$109,642	$110,906
Commercial real estate	250	-	250	451	245,304	246,005
Real estate construction	-	-	-	-	29,440	29,440
Home equity	320	-	320	305	48,641	49,266
Consumer	138	-	138	144	15,011	15,293
Commercial	299	79	378	211	57,641	58,230
Total	$1,771	$79	$1,850	$1,611	$505,679	$509,140

	December 31, 2016
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Residential mortgage (1-4 family)	$975	$456	$1,431	$221	$111,610	$113,262
Commercial real estate	513	4	517	-	214,410	214,927
Real estate construction	-	-	-	-	20,540	20,540
Home equity	365	35	400	297	48,321	49,018
Consumer	169	-	169	96	14,535	14,800
Commercial	249	-	249	-	54,457	54,706
Total	$2,271	$495	$2,766	$614	$463,873	$467,253

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables include information regarding impaired loans.

	June 30, 2017
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
With no related allowance:
Residential mortgage (1-4 family)	$500	$501	$-
Commercial real estate	451	451	-
Construction	-	-	-
Home equity	305	324	-
Consumer	106	154	-
Commercial	211	313	-

With a related allowance:
Residential mortgage (1-4 family)	-	-	-
Commercial real estate	-	-	-
Construction	-	-	-
Home equity	-	-	-
Consumer	38	38	38
Commercial	-	-	-

Total:
Residential mortgage (1-4 family)	500	501	-
Commercial real estate	451	451	-
Construction	-	-	-
Home equity	305	324	-
Consumer	144	192	38
Commercial	211	313	-
Total	$1,611	$1,781	$38

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

	December 31, 2016
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
With no related allowance:
Residential mortgage (1-4 family)	$221	$221	$-
Commercial real estate	-	-	-
Construction	-	-	-
Home equity	340	390	-
Consumer	88	135	-
Commercial	-	-	-

With a related allowance:
Residential mortgage (1-4 family)	-	-	-
Commercial real estate	-	-	-
Construction	-	-	-
Home equity	-	-	-
Consumer	8	8	8
Commercial	-	-	-

Total:
Residential mortgage (1-4 family)	221	221	-
Commercial real estate	-	-	-
Construction	-	-	-
Home equity	340	390	-
Consumer	96	143	8
Commercial	-	-	-
Total	$657	$754	$8

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	Average Recorded Investment
	(In Thousands)

Residential mortgage (1-4 family)	$360	$834	$360	$865
Commercial real estate	226	518	226	520
Construction	-	-	-	-
Home equity	320	284	323	270
Consumer	140	118	120	131
Commercial	179	214	105	294
Total	$1,225	$1,968	$1,134	$2,080

Interest income recognized on impaired loans for the three and six months ended June 30, 2017 and 2016 are considered insignificant.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. TROUBLED DEBT RESTRUCTURINGS

A troubled debt restructured (“TDR”) loan is a loan in which the Bank grants a concession to the borrower that it would not otherwise consider, for reasons related to a borrower's financial difficulties. The loan terms which have been modified or restructured due to a borrower's financial difficulty, include but are not limited to a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals, renewals and rewrites or a combination of these modification methods. A TDR loan would generally be considered impaired in the year of modification and will be assessed periodically for continued impairment.

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

The Company previously had one TDR loan at December 31, 2016 with a recorded investment of $43,000 and a $34,000 charge-off at time of restructure. The loan was a home equity loan and was on accrual status. The remaining recorded investment of $42,000 was paid-off during the quarter ended June 30, 2017 and the $34,000 charge-off was recovered.

The Bank’s policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Bank’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

During the three and six months ended June 30, 2017 and 2016, there were no new restructured loans.

There were no loans modified as a troubled debt restructured loan within the previous six months for which there was a payment default during the six months ended June 30, 2017.

A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral. As of June 30, 2017 and December 31, 2016, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. DEPOSITS

Deposits are summarized as follows:

	June 30,	December 31,
	2017	2016
	(In Thousands)

Noninterest checking	$91,811	$82,877
Interest bearing checking	95,272	93,163
Savings	88,735	82,266
Money market	89,220	89,211
Time certificates of deposit	149,227	165,278
Total	$514,265	$512,795

NOTE 6. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

	June 30, 2017		December 31, 2016
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)

Senior notes fixed at 5.75%, due 2022	$10,000	$(202)	$-	$-
Subordinated debentures fixed at 6.75%, due 2025	10,000	(175)	10,000	(185)
Subordinated debentures variable at 3-Month Libor plus 1.42%, due 2035	5,155	-	5,155	-
Total other long-term debt	$25,155	$(377)	$15,155	$(185)

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

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to Eagle Bancorp Statutory Trust I (“the Trust”). The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at 3-Month LIBOR plus 1.42%, making the rate 2.719% and 2.418% as of June 30, 2017 and December 31, 2016, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date.

For the three months ended June 30, 2017 and 2016, interest expense on other long-term debt was $347,000 and $195,000, respectively. For the six months ended June 30, 2017 and 2016, interest expense on other long-term debt was $619,000 and $389,000, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. EARNINGS PER SHARE

Basic earnings per share for the three months ended June 30, 2017 was computed using 3,811,409 weighted average shares outstanding. Basic earnings per share for the three months ended June 30, 2016 was computed using 3,779,464 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations was 3,869,885 for the three months ended June 30, 2017 and 3,873,171 for the three months ended June 30, 2016.

Basic earnings per share for the six months ended June 30, 2017 was computed using 3,811,409 weighted average shares outstanding. Basic earnings per share for the six months ended June 30, 2016 was computed using 3,779,464 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations was 3,872,765 for the six months ended June 30, 2017 and 3,873,171 for the six months ended June 30, 2016.

NOTE 8. DIVIDENDS AND STOCK REPURCHASE PROGRAM

For the year ended December 31, 2016, Eagle paid dividends of $0.0775 per share for the quarters ended March 31 and June 30, 2016. Eagle paid dividends of $0.08 per share for the quarters ended September 30 and December 31, 2016. A dividend of $0.08 per share was declared on January 26, 2017, and paid March 3, 2017 to shareholders of record on February 10, 2017. A dividend of $0.08 per share was declared on April 20, 2017, payable on June 2, 2017 to shareholders of record on May 12, 2017. A dividend of $0.09 per share was declared on July 20, 2017, payable on September 1, 2017 to shareholders of record on August 11, 2017.

On July 20, 2017, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. The plan expires on July 20, 2018.

On July 21, 2016, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. No shares were purchased under this plan during the year ended December 31, 2016. No shares were purchased under this plan during the three months ended March 31, 2017 or June 30, 2017. The plan expired on July 21, 2017.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

	Unrealized	Unrealized
	Gains (Losses)	(Losses) Gains
	on Derivatives	on Investment
	Designated as	Securities
	Cash Flow Hedges	Available for Sale	Total
	(In Thousands)

Balance, January 1, 2017	$330	$(741)	$(411)
Other comprehensive income, before reclassifications and income taxes	341	279	620
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(558)	-	(558)
Income tax benefit (expense)	88	(113)	(25)
Total other comprehensive (loss) income	(129)	166	37
Balance, March 31, 2017	201	(575)	(374)
Other comprehensive income, before reclassifications and income taxes	657	1,775	2,432
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(341)	14	(327)
Income tax expense	(128)	(730)	(858)
Total other comprehensive income	188	1,059	1,247
Balance, June 30, 2017	$389	$484	$873

Balance, January 1, 2016	$376	$(124)	$252
Other comprehensive income, before reclassifications and income taxes	636	1,127	1,763
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(635)	-	(635)
Income tax expense	-	(460)	(460)
Total other comprehensive income	1	667	668
Balance, March 31, 2016	377	543	920
Other comprehensive income, before reclassifications and income taxes	859	2,327	3,186
Amounts reclassified from accumulated other comprehensive income, before income taxes	(636)	(84)	(720)
Income tax expense	(91)	(914)	(1,005)
Total other comprehensive income	132	1,329	1,461
Balance, June 30, 2016	$509	$1,872	$2,381

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

Interest Rate Lock Commitments

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amount of interest rate lock commitments was $35,341,000 and $19,738,000 at June 30, 2017 and December 31, 2016, respectively. The fair value of such commitments was insignificant.

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

	June 30, 2017
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency	$-	$4,246	$-	$4,246
Municipal obligations	-	65,924	-	65,924
Corporate obligations	-	9,606	-	9,606
MBSs - government-backed	-	27,717	-	27,717
CMOs - government-backed	-	15,698	-	15,698
Loans held-for-sale	-	16,206	-	16,206

	December 31, 2016
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency	$-	$5,608	$-	$5,608
Municipal obligations	-	67,664	-	67,664
Corporate obligations	-	9,307	-	9,307
MBSs - government-backed	-	29,512	-	29,512
CMOs - government-backed	-	16,345	-	16,345
Loans held-for-sale	-	18,230	-	18,230

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

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2017
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$1,573	$1,573
Repossessed assets	-	-	493	493

	December 31, 2016
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$649	$649
Repossessed assets	-	-	825	825

As of June 30, 2017, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $1,611,000 were reduced by specific valuation allowance allocations totaling $38,000 to a total reported fair value of $1,573,000 based on collateral valuations utilizing Level 3 valuation inputs.

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

	Fair Value at		Principal	Significant	Range of
	June 30,	December 31,	Valuation	Unobservable	Signficant Input
Instrument	2017	2016	Technique	Inputs	Values
(Dollars In Thousands)

Impaired loans	$1,573	$649	Appraisal of collateral(1)	Appraisal adjustments	10	-	30%

Repossessed assets	$493	$825	Appraisal of collateral(1)(3)	Liquidation expenses(2)	10	-	30%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable, less associated allowance.
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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. FAIR VALUE DISCLOSURES - continued

FASB ASC Topic 825 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. The tables below summarize the fair market values of financial instruments of the Company, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

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

	June 30, 2017
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$9,041	$-	$-	$9,041	$9,041
Federal Home Loan Bank stock	4,841	-	-	4,841	4,841
Federal Reserve Bank stock	871	-	-	871	871
Loans receivable, net	-	-	504,693	504,693	501,334
Accrued interest and dividends receivable	2,174	-	-	2,174	2,174
Mortgage servicing rights	-	-	6,618	6,618	6,127
Cash surrender value of life insurance	14,289	-	-	14,289	14,289
Financial liabilities:
Non-maturing interest bearing deposits	-	273,227	-	273,227	273,227
Noninterest bearing deposits	91,811	-	-	91,811	91,811
Time certificates of deposit	-	-	148,764	148,764	149,227
Accrued expenses and other liabilities	4,867	-	-	4,867	4,867
Federal Home Loan Bank advances and other borrowings	-	-	104,192	104,192	104,182
Other long-term debt	-	-	24,481	24,481	24,778
Off-balance-sheet instruments	-
Forward delivery commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. FAIR VALUE DISCLOSURES – continued

	December 31, 2016
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$7,318	$-	$-	$7,318	$7,318
Federal Home Loan Bank stock	4,012	-	-	4,012	4,012
Federal Reserve Bank stock	871	-	-	871	871
Loans receivable, net	-	-	464,797	464,797	460,742
Accrued interest and dividends receivable	2,123	-	-	2,123	2,123
Mortgage servicing rights	-	-	6,741	6,741	5,853
Cash surrender value of life insurance	14,095	-	-	14,095	14,095
Financial liabilities:
Non-maturing interest bearing deposits	-	264,640	-	264,640	264,640
Noninterest bearing deposits	82,877	-	-	82,877	82,877
Time certificates of deposit	-	-	165,129	165,129	165,278
Accrued expenses and other liabilities	4,291	-	-	4,291	4,291
Federal Home Loan Bank advances and other borrowings	-	-	82,462	82,462	82,413
Other long-term debt	-	-	14,291	14,291	15,155
Off-balance-sheet instruments
Forward delivery commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

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

Advances from the FHLB and Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective June 30, 2017 and December 31, 2016, respectively if the borrowings repriced according to their stated terms.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) to amend and simplify current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the quantitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. The guidance will be effective for the Company on January 1, 2020 and is not expected to have a significant impact on the Company’s consolidated financial statements.

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee changed the federal funds target rate from 0.5% to 0.75% in December 2016. The rate increased from 0.75% to 1.0% during the three months ended March 31, 2017. The rate increased from 1.0% to 1.25% during the three months ended June 30, 2017.

Financial Condition

Comparisons of financial condition in this section are between June 30, 2017 and December 31, 2016.

Total assets were $710.21 million at June 30, 2017, an increase of $36.28 million, or 5.4%, from $673.93 million at December 31, 2016. The increase was largely due to the change in loans receivable. Loans receivable increased by $41.52 million, or 9.0%, to $502.91 million at June 30, 2017, from $461.39 million at December 31, 2016. Total liabilities were $648.09 million at June 30, 2017, an increase of $33.62 million, or 5.5%, from $614.47 million at December 31, 2016. The increase was primarily due to an increase in Federal Home Loan Bank (“FHLB”) advances and other borrowings, as well as, an increase in other long-term debt. FHLB advances and other borrowings increased $21.77 million to $104.18 million at June 30, 2017 from $82.41 million at December 31, 2016. Other long-term debt increased by $9.81 million to $24.78 million at June 30, 2017 from $14.97 million at December 31, 2016.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Balance Sheet Details

Investment Activities

The following table summarizes investment activities:

	June 30,		December 31,
	2017		2016
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency	$4,246	3.25%	$5,608	4.18%
Municipal obligations	65,924	50.44%	67,664	50.45%
Corporate obligations	9,606	7.35%	9,307	6.94%
MBSs - government-backed	27,717	21.21%	29,512	22.01%
CMOs - government-backed	15,698	12.01%	16,345	12.19%

Total securities available-for-sale	123,191	94.26%	128,436	95.77%

Interest bearing deposits	1,797	1.37%	787	0.59%

FHLB capital stock, at cost	4,841	3.70%	4,012	2.99%

FRB capital stock, at cost	871	0.67%	871	0.65%

Total	$130,700	100.00%	$134,106	100.00%

Securities available-for-sale were $123.19 million at June 30, 2017, a decrease of $5.25 million, or 4.1%, from $128.44 million at December 31, 2016. All categories of securities available-for-sale decreased during the period with the exception of corporate obligations. The decreases in U.S. government and agency and municipal obligations were primarily due to investment sales. The slight increase in corporate securities was primarily due to securities purchases largely offset by calls.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	June 30,		December 31,
	2017		2016
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential mortgage (1-4 family) (1)	$110,906	21.78%	$113,262	24.24%
Commercial real estate	246,005	48.32%	214,927	46.00%
Real estate construction	29,440	5.78%	20,540	4.40%
Total real estate loans	386,351	75.88%	348,729	74.64%

Other loans:
Home equity	49,266	9.68%	49,018	10.49%
Consumer	15,293	3.00%	14,800	3.16%
Commercial	58,230	11.44%	54,706	11.71%
Total other loans	122,789	24.12%	118,524	25.36%

Total loans	509,140	100.00%	467,253	100.00%

Deferred loan fees	(1,008)		(1,092)
Allowance for loan losses	(5,225)		(4,770)

Total loans, net	$502,907		$461,391

(1) Excludes loans held-for-sale.

Loans receivable increased $41.52 million to $502.91 million at June 30, 2017. The increase was largely due to an increase in commercial real estate loans of $31.08 million. Real estate construction loans also increased $8.90 million and commercial loans increased $3.52 million. Residential mortgage decreased slightly by $2.35 million. Total loan originations were $218.93 million for the six months ended June 30, 2017, with residential mortgage accounting for $136.02 million of the total. Commercial real estate and land loan originations were $47.46 million. Consumer loan originations were $4.19 million and home equity originations were $8.54 million. Real estate construction loan originations were $10.68 million. Commercial loans originations were $12.04 million, with none originating from loan syndication programs with borrowers residing outside of Montana. Loans held-for-sale decreased by $2.02 million, to $16.21 million at June 30, 2017 from $18.23 million at December 31, 2016.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities– continued

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. Subsequent write-downs are recorded as a charge to operations. As of June 30, 2017, the Bank had $483,000 of real estate owned.

The following table sets forth information regarding nonperforming assets:

	June 30,	December 31,
	2017	2016
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential mortgage (1-4 family)	$500	$221
Commercial real estate	451	-
Other loans:
Home equity	305	297
Consumer	144	96
Commercial	211	-
Accruing loans delinquent 90 days or more
Real estate loans:
Residential mortgage (1-4 family)	-	456
Commercial real estate	-	4
Other loans:
Home equity	-	35
Commercial	79	-
Restructured loans:
Other loans:
Home equity	-	43
Total nonperforming loans	1,690	1,152
Real estate owned and other repossessed property, net	493	825
Total nonperforming assets	$2,183	$1,977

Total nonperforming loans to total loans	0.33%	0.25%
Total nonperforming loans to total assets	0.24%	0.17%
Total allowance for loan loss to nonperforming loans	309.17%	414.06%
Total nonperforming assets to total assets	0.31%	0.29%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	June 30,		December 31,
	2017		2016
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$91,811	17.85%	$82,877	16.16%
Interest bearing checking	95,272	18.53%	93,163	18.17%
Savings	88,735	17.25%	82,266	16.04%
Money market accounts	89,220	17.35%	89,211	17.40%
Total	365,038	70.98%	347,517	67.77%
Certificates of deposit accounts:
IRA certificates	29,774	5.79%	31,277	6.10%
Brokered certificates	10,596	2.06%	15,596	3.04%
Other certificates	108,857	21.17%	118,405	23.09%
Total certificates of deposit	149,227	29.02%	165,278	32.23%
Total deposits	$514,265	100.00%	$512,795	100.00%

Deposits increased slightly by $1.47 million, or 0.3%, to $514.27 million at June 30, 2017 from $512.80 million at December 31, 2016. Noninterest checking increased by $8.93 million. Savings and interest bearing checking increased by $6.47 million and $2.11 million, respectively. These increases were largely offset by a decrease in certificates of deposit of $16.05 million. Money market accounts remained consistent period over period.

The following table summarizes borrowing activity:

	June 30,		December 31,
	2017		2016
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings	$104,182	80.79%	$82,413	84.63%
Other long-term debt:
Senior notes fixed at 5.75%, due 2022	9,798	7.60%	-	0.00%
Subordinated debentures fixed at 6.75%, due 2025	9,825	7.61%	9,815	10.08%
Subordinated debentures variable, due 2035	5,155	4.00%	5,155	5.29%
Total other long-term debt	24,778	19.21%	14,970	15.37%
Total borrowings	128,960	100.00%	97,383	100.00%

FHLB advances and other borrowings increased by $21.77 million, or 26.4%, to $104.18 million at June 30, 2017 from $82.41 million at December 31, 2016. The borrowings were used to help fund the continued loan growth.

Long-term debt increased by $9.81 million to $24.78 million at June 30, 2017 from $14.97 million at December 31, 2016 primarily due to the issuance of $10.00 million aggregate principal amount of 5.75% fixed senior unsecured notes due in 2022.

Shareholders’ Equity

Total shareholders’ equity increased $2.66 million, or 4.5%, to $62.12 million at June 30, 2017 from $59.46 million at December 31, 2016. This was primarily the result of a net income of $1.83 million and other comprehensive income of $1.28 million, partially offset by dividends paid of $609,000.

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

	For the Three Months Ended June 30,
	2017			2016
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$126,942	$714	2.25%	$143,265	$740	2.07%
FHLB and FRB stock	5,437	36	2.65%	4,670	35	3.00%
Loans receivable, net(1)	512,138	6,174	4.82%	448,158	4,955	4.42%
Other earning assets	368	1	1.09%	386	1	1.04%
Total interest earning assets	644,885	6,925	4.30%	596,479	5,731	3.84%
Noninterest earning assets	55,797			53,106
Total assets	$700,682			$649,585

Liabilities and equity:
Interest bearing liabilities:
Deposit accounts:
Money market	$91,659	$34	0.15%	$91,469	$26	0.11%
Savings	84,703	11	0.05%	73,738	8	0.04%
Checking	94,656	8	0.03%	88,353	7	0.03%
Certificates of deposit	152,242	323	0.85%	153,270	340	0.89%
Advances from FHLB and other borrowings including long-term debt	122,619	669	2.18%	93,777	407	1.74%
Total interest bearing liabilities	545,879	1,045	0.77%	500,607	788	0.63%
Noninterest checking	89,476			87,049
Other noninterest bearing liabilities	4,193			4,183
Total liabilities	639,548			591,839

Total equity	61,134			57,746

Total liabilities and equity	$700,682			$649,585
Net interest income/interest rate spread(2)		$5,880	3.53%		$4,943	3.21%

Net interest margin(3)			3.65%			3.31%
Total interest earning assets to interest bearing liabilities			118.14%			119.15%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Net Interest Income – continued

	For the Six Months Ended June 30,
	2017			2016
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$127,704	$1,443	2.26%	$144,594	$1,487	2.06%
FHLB and FRB stock	4,755	76	3.20%	4,625	66	2.85%
Loans receivable, net(1)	493,393	11,744	4.76%	438,283	9,792	4.47%
Other earning assets	939	2	0.43%	1,930	4	0.41%
Total interest earning assets	626,791	13,265	4.23%	589,432	11,349	3.85%
Noninterest earning assets	55,695			51,756
Total assets	$682,486			$641,188

Liabilities and equity:
Interest bearing liabilities:
Deposit accounts:
Money market	$92,367	$59	0.13%	$92,613	$53	0.11%
Savings	83,614	20	0.05%	72,122	15	0.04%
Checking	94,462	15	0.03%	87,825	13	0.03%
Certificates of deposit	157,615	662	0.84%	152,480	655	0.86%
Advances from FHLB and other borrowings including subordinated debt	103,241	1,146	2.22%	91,561	802	1.75%
Total interest bearing liabilities	531,299	1,902	0.72%	496,601	1,538	0.62%
Noninterest checking	86,996			82,423
Other noninterest bearing liabilities	4,232			4,907
Total liabilities	622,527			583,931

Total equity	59,959			57,257

Total liabilities and equity	$682,486			$641,188
Net interest income/interest rate spread(2)		$11,363	3.51%		$9,811	3.23%

Net interest margin(3)			3.63%			3.33%
Total interest earning assets to interest bearing liabilities			117.97%			118.69%

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

	For the Three Months Ended June 30,
	2017			2016
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$(84)	$58	$(26)	$(33)	$36	$3
FHLB and FRB stock	6	(5)	1	9	6	15
Loans receivable, net	709	510	1,219	1,030	(330)	700
Other earning assets	-	-	-	(3)	1	(2)
Total interest earning assets	631	563	1,194	1,003	(287)	716

Interest bearing liabilities:
Savings, money market and checking accounts	1	11	12	1	(1)	-
Certificates of deposit	(2)	(15)	(17)	7	18	25
Advances from FHLB and other borrowings including long-term debt	125	137	262	129	108	237
Total interest bearing liabilities	124	133	257	137	125	262

Change in net interest income	$507	$430	$937	$866	$(412)	$454

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rate/Volume Analysis – continued

	For the Six Months Ended June 30,
	2017			2016
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$(173)	$129	$(44)	$(88)	$79	$(9)
FHLB and FRB stock	2	8	10	12	34	46
Loans receivable, net	1,232	720	1,952	2,076	(501)	1,575
Other earning assets	(2)	-	(2)	(4)	2	(2)
Total interest earning assets	1,059	857	1,916	1,996	(386)	1,610

Interest bearing liabilities:
Savings, money market and checking accounts	3	10	13	3	1	4
Certificates of deposit	22	(15)	7	12	27	39
Advances from FHLB and other borrowings including long-term debt	102	242	344	267	201	468
Total interest bearing liabilities	127	237	364	282	229	511

Change in net interest income	$932	$620	$1,552	$1,714	$(615)	$1,099

Results of Operations for the Three Months Ended June 30, 2017 and 2016

Net Income. Eagle’s net income for the three months ended June 30, 2017 was $1.07 million compared to $1.26 million for the three months ended June 30, 2016. The decrease of $198,000, or 15.7%, was due to an increase in noninterest expense of $934,000, a decrease in noninterest income of $236,000 and an increase in income tax expense of $122,000, partially offset by an increase in net interest income after loan loss provision of $1.10 million. Basic and diluted earnings per share were $0.28 and $0.27, respectively, for the current period. Basic and diluted earnings per share were $0.34 and $0.32, respectively, for the prior year comparable period.

Net Interest Income. Net interest income increased to $5.88 million for the three months ended June 30, 2017, from $4.94 million for the same quarter in the prior year. This increase of $937,000, or 19.0%, was the result of an increase in interest and dividend income of $1.20 million, partially offset by an increase in interest expense of $257,000.

Interest and Dividend Income. Interest and dividend income was $6.93 million for the three months ended June 30, 2017, compared to $5.73 million for the three months ended June 30, 2016, an increase of $1.20 million, or 20.9%. Interest and fees on loans increased to $6.17 million for the three months ended June 30, 2017 from $4.96 million for the three months ended June 30, 2016. This increase of $1.21 million, or 24.4%, was due to an increase in the average balance of loans, as well as, an increase in the average yield of loans for the quarter ended June 30, 2017. Average balances for loans receivable, net, including loans held-for-sale, for the three months ended June 30, 2017 were $512.14 million, compared to $448.16 million for the prior year period. This represents an increase of $63.98 million, or 14.3%. The average interest rate earned on loans receivable increased by 40 basis points, from 4.42% to 4.82%. Interest and dividends on investment securities available-for-sale decreased slightly period over period. Average interest rates earned on investments increased to 2.25% from 2.07%. However, average balances for investments decreased to $126.94 million for the three months ended June 30, 2017, from $143.27 million for the three months ended June 30, 2016.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2017 and 2016 – continued

Interest Expense. Total interest expense was $1.05 million for the three months ended June 30, 2017 compared to $788,000 for the three months ended June 30, 2016. The increase of $257,000 or 32.6% was largely attributable to an increase in interest expense on FHLB advances and other borrowings including long-term debt. The average borrowing balance increased from $93.78 million for the three months ended June 30, 2016 to $122.62 million for the three months ended June 30, 2017. The average rate paid increased from 1.74% for the three months ended June 30, 2016, to 2.18% for the three months ended June 30, 2017. Borrowings have been used to help fund the continued loan growth. Also, in February 2017, the Company completed the issuance of $10.00 million in aggregate principal amount of 5.75% fixed senior unsecured notes due in 2022. The small decrease in interest on deposits is due to the overall average rate on interest-bearing deposits decreasing slightly.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank and past due loans in the portfolio. The Bank’s policies require review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. The Bank recorded $302,000 in provision for loan losses for the three months ended June 30, 2017 and $459,000 for the three months ended June 30, 2016.

Noninterest Income. Total noninterest income decreased slightly to $3.57 million for the three months ended June 30, 2017, from $3.81 million for the three months ended June 30, 2016, a decrease of $236,000 or 6.2%. The decrease is primarily due to a decrease in net gain on sale of loans which decreased to $2.26 million for the three months ended June 30, 2017 from $2.44 million for the three months ended June 30, 2016. The decrease is due to gross margin on sale of mortgage loans of approximately 3.1% for the three months ended June 30, 2017 compared to approximately 3.5% for the three months ended June 30, 2016. The decrease in gross margin on sale of mortgage loans is due to interest rate movements in the mortgage market. During the three months ended June 30, 2017, $84.30 million residential mortgages were originated compared to $80.23 million for the three months ended June 30, 2016. In addition, $73.34 million mortgage loans were sold during the current quarter compared to $68.78 million in the same quarter in the prior year. In addition, the Company incurred a net loss on sale of available-for-sale securities of $14,000 for the three months ended June 30, 2017 compared to a net gain of $84,000 for the three months ended June 30, 2016.

Noninterest Expense. Noninterest expense was $7.62 million for the three months ended June 30, 2017 compared to $6.69 million for the three months ended June 30, 2016. The increase of $934,000 or 14.0% is largely due to increased salaries and employee benefits expense of $670,000. The increase is due in part to higher commission-based compensation related to the continued loan growth and additional staff related to compliance with mortgage rules.

Income Tax Expense. Income tax expense was $462,000 for the three months ended June 30, 2017, compared to $340,000 for the three months ended June 30, 2016. The effective tax rate for the three months ended June 30, 2017 was 30.2%.

Results of Operations for the Six Months Ended June 30, 2017 and 2016

Net Income. Eagle’s net income for the six months ended June 30, 2017 was $1.83 million compared to $1.91 million of net income for the six months ended June 30, 2016. The slight decrease of $82,000, or 4.3%, was primarily due to an increase in noninterest expense of $1.83 million and an increase in income tax expense of $191,000, largely offset by an increase in net interest income after loan loss provision of $1.86 million and an increase in noninterest income of $76,000. Basic and diluted earnings per share were $0.48 and $0.47, respectively, for the current period. Basic and diluted earnings per share were $0.51 and $0.49, respectively, for the prior year comparable period.

Net Interest Income. Net interest income increased to $11.36 million for the six months ended June 30, 2017, from $9.81 million for the previous year’s six month period. This increase of $1.55 million, or 15.8%, was the result of an increase in interest and dividend income of $1.92 million partially offset by an increase in interest expense of $364,000.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended June 30, 2017 and 2016 – continued

Interest and Dividend Income. Interest and dividend income was $13.27 million for the six months ended June 30, 2017, compared to $11.35 million for the six months ended June 30, 2016, an increase of $1.92 million, or 16.9%. Interest and fees on loans increased to $11.74 million for the six months ended June 30, 2017 from $9.79 million for the same period ended June 30, 2016. This increase of $1.95 million, or 19.9%, was due to an increase in the average balance of loans, as well as, an increase in the average yield on loans. Average balances for loans receivable, net, including loans held-for-sale, for the six months ended June 30, 2017 were $493.39 million, compared to $438.28 million for the prior year period. This represents an increase of $55.11 million, or 12.6%. The average interest rate earned on loans receivable increased by 29 basis points, from 4.47% to 4.76%. Interest and dividends on investment securities available-for-sale decreased slightly period over period. Average balances for investments decreased to $127.70 million for the six months ended June 30, 2017, from $144.59 million for the six months ended June 30, 2016. However, average interest rates earned on investments increased to 2.26% from 2.06%.

Interest Expense. Total interest expense for the six months ended June 30, 2017 was $1.90 million compared to $1.54 million for the six months ended June 30, 2016. The increase of $364,000, or 23.7%, was largely attributable to an increase in interest expense on FHLB advances and other borrowings and other long-term debt. The average borrowing balance increased from $91.56 million for the six months ended June 30, 2016 to $103.24 million for the six months ended June 30, 2017. The average rate paid increased from 1.75% for the six months ended June 30, 2016, to 2.22% for the six months ended June 30, 2017. Borrowings have been used to help fund the continued loan growth. Also, in February 2017, the Company completed the issuance of $10.00 million in aggregate principal amount of 5.75% fixed senior unsecured notes due in 2022. The slight increase in interest on deposits is due to higher overall average balances for interest-bearing deposits. The overall average rate on interest-bearing deposits decreased slightly compared to the six months ended June 30, 2016.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank and past due loans in the portfolio. The Bank’s policies require a review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. The Bank recorded $603,000 in loan loss provisions for the six months ended June 30, 2017 and $909,000 in the six months ended June 30, 2016. Total nonperforming loans, including restructured loans, was $1.69 million at June 30, 2017. As of June 30, 2017, the Bank had $493,000 in foreclosed real estate property and other repossessed property.

Noninterest Income. Total noninterest income increased to $6.78 million for the six months ended June 30, 2017, from $6.70 million for the six months ended June 30, 2016, a slight increase of $76,000 or 1.1%. The increase is largely due to an increase in mortgage loan servicing fees of $251,000. During the six months ended June 30, 2017, $129.91 million mortgage loans were sold compared to $121.11 million in the same period in the prior year. This increase was partially offset by the change in the net loss/gain on sale of available-for-sale securities. The Company incurred a net loss on sale of available-for-sale securities of $14,000 for the six months ended June 30, 2017 compared to a net gain of $84,000 for the six months ended June 30, 2016.

Noninterest Expense. Noninterest expense was $15.06 million for the six months ended June 30, 2017 compared to $13.23 million for the six months ended June 30, 2016. The increase of $1.83 million, or 13.8%, is largely due to increased salaries and employee benefits expense of $1.41 million. The increase in salaries expense is due in part to higher commission-based compensation related to the continued loan growth and additional staff related to compliance with mortgage rules.

Income Tax Expense. Income tax expense was $650,000 for the six months ended June 30, 2017, compared to $459,000 for the six months ended June 30, 2016. The effective tax rate for the six months ended June 30, 2017 was 26.2%. Income tax expense has increased with our increased income levels. However, tax free municipal bond income and Bank owned life insurance income help to lower the overall effective tax rates. The effective tax rate is further reduced by a tax credit investment entered into by the Company in 2012. The Bank made an investment in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over an estimated seven-year credit allowance period.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity

The Bank is required to maintain minimum levels of liquid assets as defined in the regulations of the Montana Division of Banking and Financial Institutions and Federal Reserve Bank (“FRB”) regulations. The liquidity requirement is retained for safety and soundness purposes, and appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with FHLB. The Bank exceeded those minimum ratios as of both June 30, 2017 and December 31, 2016.

The Bank’s primary sources of funds are deposits, repayment of loans and mortgage-backed and collateralized mortgage obligation securities, maturities of investments, funds provided from operations and advances from FHLB and other borrowings. Scheduled repayments of loans and mortgage-backed and collateralized mortgage obligation securities and maturities of investment securities are generally predictable. However, other sources of funds, such as deposit flows and loan prepayments, can be greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses liquidity resources principally to fund existing and future loan commitments. It also uses them to fund maturing certificates of deposit, demand deposit withdrawals and to invest in other loans and investments, maintain liquidity and meet operating expenses.

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on commitments to make loans and management’s assessment of the Bank’s ability to generate funds.

Capital Resources

At May 31, 2017 (the most recent report available for June 30, 2017), the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, decreased the economic value of equity (“EVE”) by 0.8% compared to an increase of 2.1% at November 30, 2016 (the most recent report available for December 31, 2016). The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

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

The Banks’s Tier I leverage ratio, as measured under State of Montana and FRB rules, increased from 9.23% as of December 31, 2016 to 10.39% as of June 30, 2017. The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

As of June 30, 2017, the Bank’s regulatory capital was in excess of all applicable regulatory requirements. As of June 30, 2017, the Bank’s total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios were 15.09%, 14.06%, 14.06% and 10.39%, respectively, compared to regulatory requirements of 9.25%, 7.25%, 5.75% and 5.25%, respectively. These regulatory requirement ratios include the capital conservation buffer of 1.25% phased-in beginning January 1, 2017.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources – continued

	June 30, 2017
	(Unaudited)
	Dollar	% of
	Amount	Assets
	(Dollars in Thousands)
Total risk-based capital to risk weighted assets:
Capital level	$76,730	15.09%
Requirement	47,046	9.25
Excess	$29,684	5.84%

Tier I capital to risk weighted assets:
Capital level	$71,505	14.06%
Requirement	36,874	7.25
Excess	$34,631	6.81%

Common equity tier I capital to risk weighted assets:
Capital level	$71,505	14.06%
Requirement	29,245	5.75
Excess	$42,260	8.31%

Tier I capital to adjusted total average assets:
Capital level	$71,505	10.39%
Requirement	36,123	5.25
Excess	$35,382	5.14%

Interest Rate Risk

Interest rate risk is the potential for loss of future earnings resulting from adverse changes in the level of interest rates. Interest rate risk results from several factors and could have a significant impact on the Company’s net interest income, which is the Company primary source of income. Net interest income is affected by changes in interest rates, the relationship between rates on interest bearing assets and liabilities, the impact of interest fluctuations on asset prepayments and the mix of interest bearing assets and liabilities.

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

The following table includes the Banks’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of May 31, 2017		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	-1.62%	-2.11%	-15.00%
-100	-0.85%	-4.56%	-15.00%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of June 30, 2017, our disclosure controls and procedures were effective. During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 20, 2017, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. The plan expires on July 20, 2018.

On July 21, 2016, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. No shares were purchased under this plan during the year ended December 31, 2016. No shares were purchased under this plan during the three months ended March 31, 2017 or June 30, 2017. The plan expired on July 21, 2017.

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

EAGLE BANCORP MONTANA, INC.

Date: August 8, 2017	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: August 8, 2017	By:	/s/ Laura F. Clark
Laura F. Clark
Senior Vice President/CFO