Form 10-Q
period 2017-09-30
Eagle Bancorp Montana, Inc.
filed 2017-11-13
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	5,000,450 shares outstanding

As of November 13, 2017

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Signatures	49

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

These forward-looking statements are based on current beliefs and expectations of management of Eagle Bancorp Montana, Inc. (“Eagle” or the “Company”) and Opportunity Bank of Montana (the “Bank”), Eagle’s wholly-owned subsidiary, and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	general economic conditions, either nationally or in our market areas;
●	competition among depository and other financial institutions;
●	changes in the prices, values and sales volume of residential and commercial real estate in Montana;
●	loss of customers checking and savings account deposits as customers pursue other higher-yielding investments, particularly in a rising rate environment;
●	inflation and changes in the interest rate environment that reduce margins or reduce the fair value of financial instruments;
●	adverse changes or volatility in the securities markets;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate acquired businesses including our proposed acquisition of TwinCo, Inc.;
●	changes in consumer spending, borrowing and savings habits;
●	the inability of our risk management controls to prevent or detect all errors or fraudulent acts;
●	our ability to continue to increase and manage our commercial and residential real estate, multi-family and commercial business loans;
●	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	the level of future deposit insurance premium assessments;
●	continued low interest rate environment or interest rate volatility;
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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS:
Cash and due from banks	$7,371	$6,531
Interest bearing deposits in banks	784	787
Total cash and cash equivalents	8,155	7,318

Securities available-for-sale	120,767	128,436
Federal Home Loan Bank stock	4,121	4,012
Federal Reserve Bank stock	871	871
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	9,606	18,230
Loans receivable, net of deferred loan fees of $1,027 at September 30, 2017 and $1,092 at December 31, 2016 and allowance for loan losses of $5,500 at September 30, 2017 and $4,770 at December 31, 2016	504,684	461,391
Accrued interest and dividends receivable	2,269	2,123
Mortgage servicing rights, net	6,398	5,853
Premises and equipment, net	20,860	19,393
Cash surrender value of life insurance	14,385	14,095
Real estate and other repossessed assets acquired in settlement of loans, net	527	825
Goodwill	7,034	7,034
Core deposit intangible, net	300	384
Deferred tax asset, net	1,349	1,965
Other assets	1,089	1,840

Total assets	$702,570	$673,925

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	September 30,	December 31,
	2017	2016
LIABILITIES:
Deposit accounts:
Noninterest bearing	$104,866	$82,877
Interest bearing	420,301	429,918
Total deposits	525,167	512,795

Accrued expenses and other liabilities	5,426	4,291
Federal Home Loan Bank advances and other borrowings	83,836	82,413
Other long-term debt:
Principal amount	25,155	15,155
Unamortized debt issuance costs	(360)	(185)
Total other long-term debt less unamortized debt issuance costs	24,795	14,970

Total liabilities	639,224	614,469

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 8,000,000 shares authorized; 4,083,127 shares issued; 3,811,409 shares outstanding at September 30, 2017 and December 31, 2016)	41	41
Additional paid-in capital	22,477	22,366
Unallocated common stock held by Employee Stock Ownership Plan	(684)	(809)
Treasury stock, at cost	(2,971)	(2,971)
Retained earnings	43,837	41,240
Net accumulated other comprehensive income (loss)	646	(411)
Total shareholders' equity	63,346	59,456

Total liabilities and shareholders' equity	$702,570	$673,925

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$6,478	$5,461	$18,222	$15,253
Securities available-for-sale	693	709	2,136	2,196
Federal Home Loan Bank and Federal Reserve Bank dividends	48	37	124	103
Interest on deposits in banks	2	-	3	1
Other interest income	3	1	4	4
Total interest and dividend income	7,224	6,208	20,489	17,557

INTEREST EXPENSE:
Deposits	386	383	1,142	1,119
Federal Home Loan Bank advances and other borrowings	329	209	856	622
Other long-term debt	350	195	969	584
Total interest expense	1,065	787	2,967	2,325

NET INTEREST INCOME	6,159	5,421	17,522	15,232

Loan loss provision	331	472	934	1,381

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	5,828	4,949	16,588	13,851

NONINTEREST INCOME:
Service charges on deposit accounts	250	229	721	639
Net gain on sale of loans (includes $657 and $859 for the three months ended September 30, 2017 and 2016, respectively, and $1,556 and $2,130 for the nine months ended September 30, 2017 and 2016, respectively, related to accumulated other comprehensive earnings reclassification)	2,574	3,164	6,662	7,320
Mortgage loan servicing fees	525	462	1,581	1,267
Wealth management income	142	166	463	461
Interchange and ATM fees	214	227	648	652
Appreciation in cash surrender value of life insurance	125	133	375	358
Net gain (loss) on sale of available-for-sale securities (includes $0 and $110 for the three months ended September 30, 2017 and 2016, respectively, and ($14) and $194 for the nine months ended September 30, 2017 and 2016, respectively, related to accumulated other comprehensive earnings reclassification)	-	110	(14)	194
Net (loss) gain on sale of real estate owned and other repossessed property	-	(6)	(25)	6
Other noninterest income	158	204	355	494
Total noninterest income	3,988	4,689	10,766	11,391

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
NONINTEREST EXPENSE:
Salaries and employee benefits	$4,331	$4,177	$13,350	$11,783
Occupancy and equipment expense	680	698	2,069	2,158
Data processing	563	456	1,696	1,467
Advertising	255	192	713	530
Amortization of mortgage servicing rights	288	326	812	839
Amortization of core deposit intangible and tax credits	107	112	321	335
Federal insurance premiums	78	99	198	305
Postage	48	60	147	148
Legal, accounting and examination fees	107	120	392	279
Consulting fees	14	44	122	161
Acquisition costs	276	-	276
Write-down on real estate owned and other repossessed property	-	-	45	-
Other noninterest expense	810	875	2,475	2,388
Total noninterest expense	7,557	7,159	22,616	20,393

INCOME BEFORE INCOME TAXES	2,259	2,479	4,738	4,849

Income tax expense (includes ($157) and ($341) for the three months ended September 30, 2017 and 2016, respectively, and $726 and $1,124 for the nine months ended Septemer, 30, 2017 and 2016, respectively related to income tax (benefit) expense from reclassification items)	538	707	1,188	1,166

NET INCOME	$1,721	$1,772	$3,550	$3,683

BASIC EARNINGS PER SHARE	$0.45	$0.46	$0.93	$0.97

DILUTED EARNINGS PER SHARE	$0.45	$0.46	$0.92	$0.95

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC EPS)	3,811,409	3,779,464	3,811,409	3,779,464

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED EPS)	3,863,656	3,873,171	3,869,695	3,873,171

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

NET INCOME	$1,721	$1,772	$3,550	$3,683

OTHER ITEMS OF COMPREHENSIVE (LOSS) INCOME:
Change in fair value of investment securities available-for-sale, before income taxes	(91)	(676)	1,963	2,778
Reclassification for net realized (gains) losses on investment securities included in income, before income tax	-	(110)	14	(194)
Change in fair value of derivatives designated as cash flow hedges, before income taxes	364	808	1,362	2,303
Reclassification for net realized gains on derivatives designated as cash flow hedges, before income taxes	(657)	(859)	(1,556)	(2,130)
Total other items of comprehensive (loss) income	(384)	(837)	1,783	2,757

Income tax benefit (expense) related to:
Investment securities	38	320	(805)	(1,053)
Derivatives designated as cash flow hedges	119	21	79	(71)
Total income tax benefit (expense)	157	341	(726)	(1,124)

COMPREHENSIVE INCOME	$1,494	$1,276	$4,607	$5,316

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Nine Months Ended September 30, 2017 and 2016

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							ACCUMULATED
				UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME (LOSS)	TOTAL

Balance at January 1, 2016	$-	$41	$22,152	$(975)	$(3,321)	$37,301	$252	$55,450

Net income						3,683		3,683

Other comprehensive income							1,633	1,633

Dividends paid						(888)		(888)

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (12,462 shares)			32	125				157

Balance at September 30, 2016	$-	$41	$22,184	$(850)	$(3,321)	$40,096	$1,885	$60,035

Balance at January 1, 2017	$-	$41	$22,366	$(809)	$(2,971)	$41,240	$(411)	$59,456

Net income						3,550		3,550

Other comprehensive income							1,057	1,057

Dividends paid						(953)		(953)

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (12,462 shares)			111	125				236

Balance at September 30, 2017	$-	$41	$22,477	$(684)	$(2,971)	$43,837	$646	$63,346

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,550	$3,683
Adjustments to reconcile net income to net cash provided by operating activities:
Loan loss provision	934	1,381
Write-down on real estate owned and other repossessed assets	45	-
Depreciation	712	797
Net amortization of investment securities premium and discounts	1,208	1,419
Amortization of mortgage servicing rights	812	839
Amortization of core deposit intangible and tax credits	321	335
Deferred income tax benefit	(110)	(96)
Net gain on sale of loans	(6,662)	(7,320)
Net loss (gain) on sale of available-for-sale securities	14	(194)
Net loss (gain) on sale of real estate owned and other repossessed assets	25	(6)
Net loss on sale/disposal of premises and equipment	-	6
Net appreciation in cash surrender value of life insurance	(290)	(367)
Net change in:
Accrued interest and dividends receivable	(146)	140
Loans held-for-sale	15,092	6,780
Other assets	558	256
Accrued expenses and other liabilities	1,371	1,470
Net cash provided by operating activities	17,434	9,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	2,749	20,248
Maturities, principal payments and calls	6,982	8,093
Purchases	(1,307)	(14,998)
Federal Home Loan Bank stock purchased	(109)	(473)
Federal Reserve Bank stock redeemed	-	16
Loan origination and principal collection, net	(45,618)	(55,840)
Proceeds from Bank owned life insurance	-	885
Purchase of Bank owned life insurance	-	(2,000)
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	262	122
Proceeds from sale of premises and equipment	-	7
Additions to premises and equipment	(2,179)	(2,136)
Net cash used in investing activities	(39,220)	(46,076)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$12,372	$32,095
Net short-term (payments) advances on Federal Home Loan Bank and other borrowings	(35,522)	9,601
Long-term advances from Federal Home Loan Bank and other borrowings	46,300	5,000
Payments on long-term Federal Home Loan Bank and other borrowings	(9,355)	(8,462)
Proceeds from issuance of long-term debt	10,000	-
Payments for debt issuance costs	(219)	-
Dividends paid	(953)	(888)
Net cash provided by financing activities	22,623	37,346

NET INCREASE IN CASH AND CASH EQUIVALENTS	837	393

CASH AND CASH EQUIVALENTS, beginning of period	7,318	7,438

CASH AND CASH EQUIVALENTS, end of period	$8,155	$7,831

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,939	$2,341

Cash paid during the period for income taxes	$1,180	$1,315

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in market value of securities available-for-sale	$1,977	$2,584

Mortgage servicing rights recognized	$1,357	$1,310

Loans transferred to real estate and other assets acquired in foreclosure	$34	$34

Employee Stock Ownership Plan shares released	$236	$157

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

The results of operations for the nine month period ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle Bancorp Montana, Inc.’s (“the Company” or “Eagle”) Form 10-K for the year ended December 31, 2016.

The Company evaluated subsequent events for potential recognition and/or disclosure through November 13, 2017 the date the unaudited consolidated financial statements were issued.

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	September 30, 2017				December 31, 2016
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(In Thousands)
Available-for-Sale:
U.S. government and agency obligations	$4,049	$12	$(24)	$4,037	$5,673	$7	$(72)	$5,608
Municipal obligations	64,748	1,032	(415)	65,365	68,493	575	(1,404)	67,664
Corporate obligations	9,610	33	(36)	9,607	9,454	15	(162)	9,307
MBSs - government-backed	26,315	444	(232)	26,527	29,537	283	(308)	29,512
CMOs - government backed	15,319	20	(108)	15,231	16,530	15	(200)	16,345
Total	$120,041	$1,541	$(815)	$120,767	$129,687	$895	$(2,146)	$128,436

Proceeds from sales of available-for-sale securities and the associated gross realized gains and losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In Thousands)

Proceeds from sale of available-for-sale securities	$-	$17,086	$2,749	$20,248

Gross realized gain on sale of available-for-sale securities	$-	$133	$14	$217
Gross realized loss on sale of available-for-sale securities	-	(23)	(28)	(23)
Net realized (loss) gain on sale of available-for-sale securities	$-	$110	$(14)	$194

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

	September 30, 2017
	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$3,158	$3,157
Due from one to five years	6,651	6,716
Due from five to ten years	14,281	14,369
Due after ten years	54,317	54,767
	78,407	79,009
MBSs - government-backed	26,315	26,527
CMOs - government-backed	15,319	15,231
Total	$120,041	$120,767

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	September 30, 2017
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$3,036	$(24)	$-	$-
Municipal obligations	9,022	(52)	15,986	(363)
Corporate obligations	1,570	(1)	4,486	(35)
MBSs and CMOs - government-backed	13,467	(108)	10,682	(232)
Total	$27,095	$(185)	$31,154	$(630)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$4,420	$(72)	$-	$-
Municipal obligations	39,786	(1,392)	634	(12)
Corporate obligations	3,375	(15)	4,918	(147)
MBSs and CMOs - government-backed	18,113	(405)	7,855	(103)
Total	$65,694	$(1,884)	$13,407	$(262)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of September 30, 2017 and December 31, 2016, there were, respectively, 68 and 97 securities in an unrealized loss position that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

As of September 30, 2017, 44 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 1.54% from the Company’s amortized cost basis of these securities. At December 31, 2016, 70 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 3.19% from the Company’s amortized cost basis of these securities. These unrealized losses are principally due to changes in interest rates and credit spreads. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

As of September 30, 2017, 10 corporate obligations had unrealized losses of approximately 0.59% from the Company’s amortized cost basis of these securities. At December 31, 2016, 13 corporate obligations had an unrealized loss with aggregate depreciation of approximately 1.92% from the Company's amortized cost basis of these securities. These unrealized losses are principally due to changes in interest rates. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

As of September 30, 2017, 14 mortgage-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) had unrealized losses with aggregate depreciation of approximately 1.39% from the Company’s amortized cost basis of these securities. At December 31, 2016, 14 MBSs and CMOs had unrealized losses with aggregate depreciation of approximately 1.92% from the Company’s amortized cost basis. We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market, changes in interest rates and credit spreads and uncertainty of future prepayment speeds. Management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected. In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. There has been no disruption of the scheduled cash flows on any of the securities. Management’s analysis as of September 30, 2017 revealed no expected credit losses on the securities and therefore, declines are not deemed to be other than temporary.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE

Loans receivable consisted of the following:

	September 30,	December 31,
	2017	2016
	(In Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$109,250	$113,262
Commercial real estate	247,501	214,927
Real estate construction	29,760	20,540

Other loans:
Home equity	51,450	49,018
Consumer	14,696	14,800
Commercial	58,554	54,706

Total	511,211	467,253

Deferred loan fees, net	(1,027)	(1,092)
Allowance for loan losses	(5,500)	(4,770)
Total loans, net	$504,684	$461,391

Within the commercial real estate loan category above, $11,174,000 and $11,586,000 was guaranteed by the United States Department of Agriculture Rural Development, at September 30, 2017 and December 31, 2016, respectively. In addition, within the commercial loan category above, $527,000 and $1,588,000 were in loans originated through a syndication program where the business resides outside of Montana, at September 30, 2017, and December 31, 2016, respectively.

The following table includes information regarding nonperforming assets.

	September 30,	December 31,
	2017	2016
	(Dollars in Thousands)
Non-accrual loans	$1,396	$614
Accruing loans delinquent 90 days or more	-	495
Restructured loans, net	-	43
Total nonperforming loans	1,396	1,152
Real estate owned and other repossessed assets, net	527	825
Total nonperforming assets	$1,923	$1,977

Total nonperforming assets as a percentage of total assets	0.27%	0.29%

Allowance for loan losses	$5,500	$4,770

Percent of allowance for loan losses to nonperforming loans	393.98%	414.06%

Percent of allowance for loan losses to nonperforming assets	286.01%	241.27%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

Allowance for loan losses activity was as follows:

	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, July 1, 2017	$999	$2,378	$252	$505	$225	$866	$5,225
Charge-offs	-	-	-	-	(41)	(19)	(60)
Recoveries	-	-	-	-	3	1	4
Provision	-	200	50	-	31	50	331
Ending balance, September 30, 2017	$999	$2,578	$302	$505	$218	$898	$5,500

Allowance for loan losses:
Beginning balance, January 1, 2017	$997	$2,079	$244	$460	$193	$797	$4,770
Charge-offs	-	-	-	-	(140)	(118)	(258)
Recoveries	-	-	-	39	14	1	54
Provision	2	499	58	6	151	218	934
Ending balance, September 30, 2017	$999	$2,578	$302	$505	$218	$898	$5,500

Ending balance, September 30, 2017 allocated to loans individually evaluated for impairment	$-	$-	$-	$-	$32	$-	$32

Ending balance, September 30, 2017 allocated to loans collectively evaluated for impairment	$999	$2,578	$302	$505	$186	$898	$5,468

Loans receivable:
Ending balance, September 30, 2017	$109,250	$247,501	$29,760	$51,450	$14,696	$58,554	$511,211

Ending balance, September 30, 2017 of loans individually evaluated for impairment	$484	$451	$-	$242	$131	$88	$1,396

Ending balance, September 30, 2017 of loans collectively evaluated for impairment	$108,766	$247,050	$29,760	$51,208	$14,565	$58,466	$509,815

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

Internal classification of the loan portfolio was as follows:

	September 30, 2017
	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Grade:
Pass	$108,494	$246,989	$29,304	$51,208	$14,557	$58,375	$508,927
Special mention	-	-	456	-	-	-	456
Substandard	756	512	-	242	107	179	1,796
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	32	-	32
Total	$109,250	$247,501	$29,760	$51,450	$14,696	$58,554	$511,211

Credit risk profile based on payment activity
Performing	$108,766	$247,050	$29,760	$51,208	$14,565	$58,466	$509,815
Restructured loans	-	-	-	-	-	-	-
Nonperforming	484	451	-	242	131	88	1,396
Total	$109,250	$247,501	$29,760	$51,450	$14,696	$58,554	$511,211

	December 31, 2016
	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Grade:
Pass	$112,524	$214,476	$20,084	$48,643	$14,697	$54,470	$464,894
Special mention	-	-	456	-	-	-	456
Substandard	738	451	-	375	95	236	1,895
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	8	-	8
Total	$113,262	$214,927	$20,540	$49,018	$14,800	$54,706	$467,253

Credit risk profile based on payment activity
Performing	$112,585	$214,923	$20,540	$48,643	$14,704	$54,706	$466,101
Restructured loans	-	-	-	43	-	-	43
Nonperforming	677	4	-	332	96	-	1,109
Total	$113,262	$214,927	$20,540	$49,018	$14,800	$54,706	$467,253

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables include information regarding delinquencies within the loan portfolio.

	September 30, 2017
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Residential mortgage (1-4 family)	$1,362	$-	$1,362	$484	$107,404	$109,250
Commercial real estate	500	-	500	451	246,550	247,501
Real estate construction	296	-	296	-	29,464	29,760
Home equity	83	-	83	242	51,125	51,450
Consumer	161	-	161	131	14,404	14,696
Commercial	177	-	177	88	58,289	58,554
Total	$2,579	$-	$2,579	$1,396	$507,236	$511,211

	December 31, 2016
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Residential mortgage (1-4 family)	$975	$456	$1,431	$221	$111,610	$113,262
Commercial real estate	513	4	517	-	214,410	214,927
Real estate construction	-	-	-	-	20,540	20,540
Home equity	365	35	400	297	48,321	49,018
Consumer	169	-	169	96	14,535	14,800
Commercial	249	-	249	-	54,457	54,706
Total	$2,271	$495	$2,766	$614	$463,873	$467,253

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables include information regarding impaired loans.

	September 30, 2017
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
With no related allowance:
Residential mortgage (1-4 family)	$484	$492	$-
Commercial real estate	451	451	-
Real estate construction	-	-	-
Home equity	242	261	-
Consumer	99	148	-
Commercial	88	89	-

With a related allowance:
Residential mortgage (1-4 family)	-	-	-
Commercial real estate	-	-	-
Real estate construction	-	-	-
Home equity	-	-	-
Consumer	32	32	32
Commercial	-	-	-

Total:
Residential mortgage (1-4 family)	484	492	-
Commercial real estate	451	451	-
Real estate construction	-	-	-
Home equity	242	261	-
Consumer	131	180	32
Commercial	88	89	-
Total	$1,396	$1,473	$32

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

	December 31, 2016
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
With no related allowance:
Residential mortgage (1-4 family)	$221	$221	$-
Commercial real estate	-	-	-
Real estate construction	-	-	-
Home equity	340	390	-
Consumer	88	135	-
Commercial	-	-	-

With a related allowance:
Residential mortgage (1-4 family)	-	-	-
Commercial real estate	-	-	-
Real estate construction	-	-	-
Home equity	-	-	-
Consumer	8	8	8
Commercial	-	-	-

Total:
Residential mortgage (1-4 family)	221	221	-
Commercial real estate	-	-	-
Real estate construction	-	-	-
Home equity	340	390	-
Consumer	96	143	8
Commercial	-	-	-
Total	$657	$754	$8

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	Average Recorded Investment
	(In Thousands)

Residential mortgage (1-4 family)	$492	$711	$352	$576
Commercial real estate	451	374	226	521
Construction	-	-	-	-
Home equity	274	336	291	273
Consumer	137	93	114	107
Commercial	150	261	44	294
Total	$1,504	$1,775	$1,027	$1,771

Interest income recognized on impaired loans for the three and nine months ended September 30, 2017 and 2016 are considered insignificant.

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

The Bank’s policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Bank’s policy generally refers to nine months of payment performance as sufficient to warrant a return to accrual status.

During the three and nine months ended September 30, 2017 and 2016, there were no new restructured loans.

There were no loans modified as a troubled debt restructured loan within the previous nine months for which there was a payment default during the nine months ended September 30, 2017.

A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral. As of September 30, 2017 and December 31, 2016, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. DEPOSITS

Deposits are summarized as follows:

	September 30,	December 31,
	2017	2016
	(In Thousands)

Noninterest checking	$104,866	$82,877
Interest bearing checking	97,415	93,163
Savings	87,679	82,266
Money market	86,188	89,211
Time certificates of deposit	149,019	165,278
Total	$525,167	$512,795

NOTE 6. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

	September 30, 2017		December 31, 2016
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)

Senior notes fixed at 5.75%, due 2022	$10,000	$(191)	$-	$-
Subordinated debentures fixed at 6.75%, due 2025	10,000	(169)	10,000	(185)
Subordinated debentures variable at 3-Month Libor plus 1.42%, due 2035	5,155	-	5,155	-
Total other long-term debt	$25,155	$(360)	$15,155	$(185)

In February 2017, the Company completed the issuance, through a private placement, of $10,000,000 aggregate principal amount of 5.75% fixed senior unsecured notes due in 2022. The interest will be paid semi-annually through maturity date. The notes are not subject to redemption at the option of the Company.

In September 2015, the Company completed the issuance of $10,000,000 in aggregate principal amount of subordinated notes due in 2025 in a private placement transaction to an institutional accredited investor. The notes will bear interest at an annual fixed rate of 6.75% and interest will be paid quarterly through maturity date or earlier redemption.

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to Eagle Bancorp Statutory Trust I (“the Trust”). The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at 3-Month LIBOR plus 1.42%, making the rate 2.754% and 2.418% as of September 30, 2017 and December 31, 2016, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date.

For the three months ended September 30, 2017 and 2016, interest expense on other long-term debt was $350,000 and $195,000, respectively. For the nine months ended September 30, 2017 and 2016, interest expense on other long-term debt was $969,000 and $584,000, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. EARNINGS PER SHARE

Basic earnings per share for the three months ended September 30, 2017 was computed using 3,811,409 weighted average shares outstanding. Basic earnings per share for the three months ended September 30, 2016 was computed using 3,779,464 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations was 3,863,656 for the three months ended September 30, 2017 and 3,873,171 for the three months ended September 30, 2016.

Basic earnings per share for the nine months ended September 30, 2017 was computed using 3,811,409 weighted average shares outstanding. Basic earnings per share for the nine months ended September 30, 2016 was computed using 3,779,464 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations was 3,869,695 for the nine months ended September 30, 2017 and 3,873,171 for the nine months ended September 30, 2016.

NOTE 8. DIVIDENDS AND STOCK REPURCHASE PROGRAM

For the year ended December 31, 2016, Eagle paid dividends of $0.0775 per share for the quarters ended March 31 and June 30, 2016. Eagle paid dividends of $0.08 per share for the quarters ended September 30 and December 31, 2016. A dividend of $0.08 per share was declared on January 26, 2017, and paid March 3, 2017 to shareholders of record on February 10, 2017. A dividend of $0.08 per share was declared on April 20, 2017, payable on June 2, 2017 to shareholders of record on May 12, 2017. A dividend of $0.09 per share was declared on July 20, 2017, payable on September 1, 2017 to shareholders of record on August 11, 2017. A dividend of $0.09 per share was declared on October 19, 2017, payable on December 1, 2017 to shareholders of record on November 10, 2017.

On July 20, 2017, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased under this plan during the three months ended September 30, 2017. The plan expires on July 20, 2018.

On July 21, 2016, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. No shares were purchased under this plan. The plan expired on July 21, 2017.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

	Unrealized	Unrealized
	Gains (Losses)	(Losses) Gains
	on Derivatives	on Investment
	Designated as	Securities
	Cash Flow Hedges	Available for Sale	Total
		(In Thousands)

Balance, January 1, 2017	$330	$(741)	$(411)
Other comprehensive income, before reclassifications and income taxes	998	2,054	3,052
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(899)	14	(885)
Income tax expense	(40)	(843)	(883)
Total other comprehensive income	59	1,225	1,284
Balance, June 30, 2017	389	484	873
Other comprehensive income (loss), before reclassifications and income taxes	364	(91)	273
Amounts reclassified from accumulated other comprehensive income, before income taxes	(657)	-	(657)
Income tax benefit	119	38	157
Total other comprehensive loss	(174)	(53)	(227)
Balance, September 30, 2017	$215	$431	$646

Balance, January 1, 2016	$376	$(124)	$252
Other comprehensive income, before reclassifications and income taxes	1,495	3,454	4,949
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(1,271)	(84)	(1,355)
Income tax expense	(92)	(1,373)	(1,465)
Total other comprehensive income	132	1,997	2,129
Balance, June 30, 2016	508	1,873	2,381
Other comprehensive income (loss), before reclassifications and income taxes	808	(676)	132
Amounts reclassified from accumulated other comprehensive income, before income taxes	(859)	(110)	(969)
Income tax benefit	21	320	341
Total other comprehensive loss	(30)	(466)	(496)
Balance, September 30, 2016	$478	$1,407	$1,885

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

Interest Rate Lock Commitments

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amount of interest rate lock commitments was $31,933,000 and $19,738,000 at September 30, 2017 and December 31, 2016, respectively. The fair value of such commitments was insignificant.

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

	September 30, 2017
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency	$-	$4,037	$-	$4,037
Municipal obligations	-	65,365	-	65,365
Corporate obligations	-	9,607	-	9,607
MBSs - government-backed	-	26,527	-	26,527
CMOs - government-backed	-	15,231	-	15,231
Loans held-for-sale	-	9,606	-	9,606

	December 31, 2016
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency	$-	$5,608	$-	$5,608
Municipal obligations	-	67,664	-	67,664
Corporate obligations	-	9,307	-	9,307
MBSs - government-backed	-	29,512	-	29,512
CMOs - government-backed	-	16,345	-	16,345
Loans held-for-sale	-	18,230	-	18,230

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

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2017
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$1,364	$1,364
Repossessed assets	-	-	527	527

	December 31, 2016
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$649	$649
Repossessed assets	-	-	825	825

As of September 30, 2017, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $1,396,000 were reduced by specific valuation allowance allocations totaling $32,000 to a total reported fair value of $1,364,000 based on collateral valuations utilizing Level 3 valuation inputs.

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

The following table represents the Bank’s Level 3 financial assets and liabilities, the valuation techniques used to measure the fair value of those financial assets and liabilities, and the significant unobservable inputs and the ranges of values for those inputs.

	Fair Value at		Principal	Significant	Range of
	September 30,	December 31,	Valuation	Unobservable	Signficant Input
Instrument	2017	2016	Technique	Inputs	Values
(Dollars In Thousands)

Impaired loans	$1,364	$649	Appraisal of collateral(1)	Appraisal adjustments	10	-	30%

Repossessed assets	$527	$825	Appraisal of collateral(1)(3)	Liquidation expenses(2)	10	-	30%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable, less associated allowance.
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

	September 30, 2017
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$8,155	$-	$-	$8,155	$8,155
Federal Home Loan Bank stock	4,121	-	-	4,121	4,121
Federal Reserve Bank stock	871	-	-	871	871
Loans receivable, net	-	-	506,692	506,692	503,320
Accrued interest and dividends receivable	2,269	-	-	2,269	2,269
Mortgage servicing rights	-	-	6,787	6,787	6,398
Cash surrender value of life insurance	14,385	-	-	14,385	14,385
Financial liabilities:
Non-maturing interest bearing deposits	-	271,282	-	271,282	271,282
Noninterest bearing deposits	104,866	-	-	104,866	104,866
Time certificates of deposit	-	-	148,661	148,661	149,019
Accrued expenses and other liabilities	5,426	-	-	5,426	5,426
Federal Home Loan Bank advances and other borrowings	-	-	83,870	83,870	83,836
Other long-term debt	-	-	24,574	24,574	25,155
Off-balance-sheet instruments	-
Forward delivery commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

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

Advances from the FHLB and Subordinated Debentures – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective September 30, 2017 and December 31, 2016, respectively if the borrowings repriced according to their stated terms.

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

NOTE 12. MERGERS AND ACQUISITIONS

On September 5, 2017, the Company entered into an Agreement and Plan of Merger with TwinCo, Inc., a Montana corporation (“TwinCo”), and TwinCo’s wholly-owned subsidiary, Ruby Valley Bank, a Montana chartered commercial bank. The merger agreement provides that Ruby Valley Bank will merge with and into Opportunity Bank of Montana. Ruby Valley Bank operates 2 branches in Madison County, Montana with approximately $92,000,000 in assets, $78,000,000 in deposits and $55,000,000 in gross loans as of June 30, 2017. This acquisition is anticipated to close in the first quarter of 2018, subject to the receipt of approvals from regulatory authorities, the approval of TwinCo shareholders and the satisfaction of other closing conditions.

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance is a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. On July 9, 2015, the FASB agreed to delay the effective date of the standard by one year. Therefore, the new standard will be effective in the first quarter of 2018. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The largest percentage of our non-interest income is derived from the gain on sale of mortgage loans. The gains are recognized at the time of the sale of the loan, when proceeds are sent to us by the investor purchasing the loan. We do not expect to realize a change in the recognition of the revenue on that part of our noninterest income. We will evaluate the impact of this standard on our revenue from our wealth management division; however we do not expect it to have a significant impact on our consolidated financial statements.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS - continued

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) intended to improve financial reporting regarding leasing transactions. The new standard affects all companies and organizations that lease assets. The standard will require organizations to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases if the lease terms are more than 12 months. The guidance also will require qualitative and quantitative disclosures providing additional information about the amounts recorded in the financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the potential impact of the amendment on the Company’s consolidated financial statements. We currently lease four locations that serve as full-service branches, with the longest running lease expiring in 2021. We are exploring options to use a third party vendor to assist with the implementation of this standard.

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The standard requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The standard also requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Additionally, the standard amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company believes the amendments in this update will have an impact on the Company’s consolidated financial statements and is working to evaluate the significance of that impact. In that regard, we have established a working group under the direction of our Chief Financial Officer and Chief Credit Officer. The group is composed of individuals from the finance and credit administration areas of the Company. We are currently developing an implementation plan, including assessment of processes, segmentation of the loan portfolio and identifying and adding data fields necessary for analysis. The adoption of this standard is likely to result in an increase in the allowance for loan and lease losses as a result of changing from an “incurred loss” model to an “expected loss” model. While we currently cannot reasonably estimate the impact of adopting this standard, we expect the impact will be influenced by the composition, characteristics and quality of our loan and securities portfolios, as well as the general economic conditions and forecasts as of the adoption date.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) to amend and simplify current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the quantitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. The guidance will be effective for the Company on January 1, 2020 and is not expected to have a significant impact on the Company’s consolidated financial statements. We have improved our internal reporting systems as it relates to profitability by divisions and markets within the Company. We expect these systems to help in our evaluation of potential impairment.

In March 2017, the FASB issued ASU No. 2017-08, Receivables–Nonrefundable Fees and Other Costs (Subtopic 310-20) to shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. Currently, entities generally amortize the premium as a yield adjustment over the contractual life of the security. The guidance does not change the accounting for callable debt securities held at a discount. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including in an interim period. We have currently been following this guidance based on our internal investment policy guidelines. There is little impact on our consolidated financial statements, as we typically do not invest in these types of securities.

NOTE 14. SUBSEQUENT EVENTS

On October 13, 2017, the Company successfully completed a public offering of its common stock, and issued 1,189,041 shares and received approximately $20,100,000 in net cash proceeds.

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

Management continues to focus on improving the Bank’s core earnings. Core earnings can be described as income before taxes, with the exclusion of gain on sale of loans and adjustments to the market value of the Bank’s loan servicing portfolio. Management believes that the Bank will need to continue to concentrate on increasing net interest margin, other areas of fee income and control of operating expenses to achieve earnings growth going forward. Management’s strategy of growing the bank’s loan portfolio and deposit base is expected to help achieve these goals as follows: loans typically earn higher rates of return than investments; a larger deposit base should yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs. The biggest challenge to the strategy is funding the growth of the Bank’s balance sheet in an efficient manner. Though deposit growth has been steady, it may become more difficult to maintain due to significant competition and possible reduced customer demand for deposits as customers may shift into other asset classes.

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee changed the federal funds target rate from 0.5% to 0.75% during the three months ended December 31, 2016. The rate increased from 0.75% to 1.0% during the three months ended March 31, 2017. The rate increased again from 1.0% to 1.25% during the three months ended June 30, 2017. The rate remained at 1.25% during the three months ended September 30, 2017.

On September 5, 2017, we entered into an Agreement and Plan of Merger with TwinCo, Inc. and its wholly-owned subsidiary, Ruby Valley Bank, a Montana state bank pursuant to which, subject to the terms and conditions set forth in the merger agreement, TwinCo will merge with and into Eagle, with Eagle continuing as the surviving corporation in the merger. Immediately following the merger, Ruby Valley will merge with and into Opportunity Bank, with Opportunity Bank surviving. The merger, if completed, will allow us to enter the attractive Madison County, Montana market area, which includes the greater Ruby Valley region of Montana.

Subject to the terms and conditions of the merger agreement upon completion of the merger, each outstanding share of TwinCo common stock will be converted into the right to receive a combination of cash and shares of Eagle common stock subject to such shareholders’ election to receive all cash or all shares of Eagle common stock. The merger agreement contains customary proration procedures so that the aggregate amount of cash paid and shares of Eagle common stock issued in the merger as a whole will be equal to 55% cash and 45% stock. Based on the number of shares of TwinCo common stock outstanding as of September 5, 2017, we expect to issue approximately 446,773 shares of our common stock and pay approximately $9.9 million in cash to TwinCo shareholders in the aggregate upon completion of the merger.

On October 13, 2017, the Company closed an underwritten public offering, including the exercise in full by the underwriters of their option to purchase additional shares, at the public offering price of $18.25 per share. The exercise of the option to purchase additional shares brought the total number of shares of common stock sold by the Company to 1,189,041 shares and increased the amount of gross proceeds raised in the offering, before underwriting discounts and expenses of the offering, to approximately $20.1 million.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between September 30, 2017 and December 31, 2016.

Total assets were $702.57 million at September 30, 2017, an increase of $28.64 million, or 4.2%, from $673.93 million at December 31, 2016. The increase was largely due to the change in loans receivable. Loans receivable increased by $43.29 million, or 9.4%, to $504.68 million at September 30, 2017, from $461.39 million at December 31, 2016. Total liabilities were $639.22 million at September 30, 2017, an increase of $24.75 million, or 4.0%, from $614.47 million at December 31, 2016. The increase was primarily due to an increase in deposits, as well as, an increase in other long-term debt. Deposits increased by $12.37 million to $525.17 million at September 30, 2017. Other long-term debt increased by $9.83 million to $24.80 million at September 30, 2017 from $14.97 million at December 31, 2016.

Balance Sheet Details

Investment Activities

The following table summarizes investment activities:

	September 30,		December 31,
	2017		2016
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency	$4,037	3.19%	$5,608	4.18%
Municipal obligations	65,365	51.65%	67,664	50.45%
Corporate obligations	9,607	7.59%	9,307	6.94%
MBSs - government-backed	26,527	20.96%	29,512	22.01%
CMOs - government-backed	15,231	12.04%	16,345	12.19%

Total securities available-for-sale	120,767	95.43%	128,436	95.77%

Interest bearing deposits in banks	784	0.62%	787	0.59%

FHLB capital stock, at cost	4,121	3.26%	4,012	2.99%

FRB capital stock, at cost	871	0.69%	871	0.65%

Total	$126,543	100.00%	$134,106	100.00%

Securities available-for-sale were $120.77 million at September 30, 2017, a decrease of $7.67 million, or 6.0%, from $128.44 million at December 31, 2016. All categories of securities available-for-sale decreased during the period with the exception of corporate obligations. The decreases in U.S. government and agency and municipal obligations were primarily due to investment sales. The slight increase in corporate securities was primarily due to securities purchases largely offset by calls.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	September 30,		December 31,
	2017		2016
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential mortgage
(1-4 family) (1)	$109,250	21.38%	$113,262	24.24%
Commercial real estate	247,501	48.42%	214,927	46.00%
Real estate construction	29,760	5.82%	20,540	4.40%
Total real estate loans	386,511	75.62%	348,729	74.64%

Other loans:
Home equity	51,450	10.06%	49,018	10.49%
Consumer	14,696	2.87%	14,800	3.16%
Commercial	58,554	11.45%	54,706	11.71%
Total other loans	124,700	24.38%	118,524	25.36%

Total loans	511,211	100.00%	467,253	100.00%

Deferred loan fees	(1,027)		(1,092)
Allowance for loan losses	(5,500)		(4,770)

Total loans, net	$504,684		$461,391

(1) Excludes loans held-for-sale.

Loans receivable increased $43.29 million to $504.68 million at September 30, 2017. The increase was largely due to an increase in commercial real estate loans of $32.57 million. Real estate construction loans also increased $9.22 million and commercial loans increased $3.85 million. Home equity loans increased $2.43 million. Residential mortgage decreased slightly by $4.01 million. Total loan originations were $353.65 million for the nine months ended September 30, 2017, with residential mortgage accounting for $220.92 million of the total. Commercial real estate and land loan originations were $69.94 million. Consumer loan originations were $6.04 million and home equity originations were $14.06 million. Real estate construction loan originations were $19.89 million. Commercial loans originations were $22.80 million, with none originating from loan syndication programs with borrowers residing outside of Montana. Loans held-for-sale decreased by $8.62 million, to $9.61 million at September 30, 2017 from $18.23 million at December 31, 2016.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities– continued

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. Subsequent write-downs are recorded as a charge to operations. As of September 30, 2017, the Bank had $483,000 of real estate owned.

The following table sets forth information regarding nonperforming assets:

	September 30,	December 31,
	2017	2016
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential mortgage (1-4 family)	$484	$221
Commercial real estate	451	-
Other loans:
Home equity	242	297
Consumer	131	96
Commercial	88	-
Accruing loans delinquent 90 days or more
Real estate loans:
Residential mortgage (1-4 family)	-	456
Commercial real estate	-	4
Other loans:
Home equity	-	35
Restructured loans:
Other loans:
Home equity	-	43
Total nonperforming loans	1,396	1,152
Real estate owned and other repossessed property, net	527	825
Total nonperforming assets	$1,923	$1,977

Total nonperforming loans to total loans	0.27%	0.25%
Total nonperforming loans to total assets	0.20%	0.17%
Total allowance for loan loss to nonperforming loans	393.98%	414.06%
Total nonperforming assets to total assets	0.27%	0.29%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	September 30,		December 31,
	2017		2016
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$104,866	19.96%	$82,877	16.16%
Interest bearing checking	97,415	18.55%	93,163	18.17%
Savings	87,679	16.70%	82,266	16.04%
Money market accounts	86,188	16.41%	89,211	17.40%
Total	376,148	71.62%	347,517	67.77%
Certificates of deposit accounts:
IRA certificates	29,162	5.55%	31,277	6.10%
Brokered certificates	7,601	1.45%	15,596	3.04%
Other certificates	112,256	21.38%	118,405	23.09%
Total certificates of deposit	149,019	28.38%	165,278	32.23%
Total deposits	$525,167	100.00%	$512,795	100.00%

Deposits increased by $12.37 million, or 2.4%, to $525.17 million at September 30, 2017 from $512.80 million at December 31, 2016. Noninterest checking increased by $21.99 million. Savings and interest bearing checking increased by $5.41 million and $4.25 million, respectively. These increases were partially offset by a decrease in certificates of deposit of $16.26 million. Money market accounts also decreased slightly by $3.02 million.

The following table summarizes borrowing activity:

	September 30,		December 31,
	2017		2016
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings	$83,836	77.17%	$82,413	84.63%
Other long-term debt:
Senior notes fixed at 5.75%, due 2022	9,809	9.03%	-	0.00%
Subordinated debentures fixed at 6.75%, due 2025	9,831	9.05%	9,815	10.08%
Subordinated debentures variable, due 2035	5,155	4.75%	5,155	5.29%
Total other long-term debt	24,795	22.83%	14,970	15.37%
Total borrowings	108,631	100.00%	97,383	100.00%

FHLB advances and other borrowings increased slightly by $1.43 million, or 1.7%, to $83.84 million at September 30, 2017 from $82.41 million at December 31, 2016.

Long-term debt increased by $9.83 million to $24.80 million at September 30, 2017 from $14.97 million at December 31, 2016 primarily due to the issuance of $10.00 million aggregate principal amount of 5.75% fixed senior unsecured notes due in 2022.

Shareholders’ Equity

Total shareholders’ equity increased $3.89 million, or 6.5%, to $63.35 million at September 30, 2017 from $59.46 million at December 31, 2016. This was primarily the result of a net income of $3.55 million and other comprehensive income of $1.06 million, partially offset by dividends paid of $953,000.

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

	For the Three Months Ended September 30,
	2017			2016
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$121,971	$693	2.27%	$134,388	$709	2.11%
FHLB and FRB stock	5,308	48	3.62%	4,840	37	3.06%
Loans receivable, net(1)	520,603	6,478	4.98%	471,437	5,461	4.63%
Other earning assets	503	5	3.98%	390	1	1.03%
Total interest earning assets	648,385	7,224	4.46%	611,055	6,208	4.06%
Noninterest earning assets	55,951			53,525
Total assets	$704,336			$664,580

Liabilities and equity:
Interest bearing liabilities:
Deposit accounts:
Money market	$87,699	$36	0.16%	$88,513	$25	0.11%
Savings	85,596	11	0.05%	77,689	9	0.05%
Checking	96,788	8	0.03%	88,722	7	0.03%
Certificates of deposit	150,322	331	0.88%	160,483	342	0.85%
Advances from FHLB and other borrowings including long-term debt	118,240	679	2.30%	99,245	404	1.63%
Total interest bearing liabilities	538,645	1,065	0.79%	514,652	787	0.61%
Noninterest checking	97,255			84,974
Other noninterest bearing liabilities	5,121			4,996
Total liabilities	641,021			604,622

Total equity	63,315			59,958

Total liabilities and equity	$704,336			$664,580
Net interest income/interest rate spread(2)		$6,159	3.67%		$5,421	3.45%

Net interest margin(3)			3.80%			3.55%
Total interest earning assets to interest bearing liabilities			120.37%			118.73%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Net Interest Income – continued

	For the Nine Months Ended September 30,
	2017			2016
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$125,642	$2,136	2.27%	$141,060	$2,196	2.08%
FHLB and FRB stock	4,942	124	3.35%	4,696	103	2.92%
Loans receivable, net(1)	502,563	18,222	4.83%	449,334	15,253	4.53%
Other earning assets	1,218	7	0.77%	1,768	5	0.38%
Total interest earning assets	634,365	20,489	4.31%	596,858	17,557	3.92%
Noninterest earning assets	55,747			52,345
Total assets	$690,112			$649,203

Liabilities and equity:
Interest bearing liabilities:
Deposit accounts:
Money market	$91,056	$94	0.14%	$91,464	$77	0.11%
Savings	84,687	31	0.05%	73,978	24	0.04%
Checking	95,246	23	0.03%	88,124	20	0.03%
Certificates of deposit	154,752	994	0.86%	155,148	998	0.86%
Advances from FHLB and other borrowings including subordinated debt	108,290	1,825	2.25%	94,122	1,206	1.71%
Total interest bearing liabilities	534,031	2,967	0.74%	502,836	2,325	0.62%
Noninterest checking	90,453			83,273
Other noninterest bearing liabilities	4,532			4,937
Total liabilities	629,016			591,046

Total equity	61,096			58,157

Total liabilities and equity	$690,112			$649,203
Net interest income/interest rate spread(2)		$17,522	3.57%		$15,232	3.30%

Net interest margin(3)			3.68%			3.40%
Total interest earning assets to interest bearing liabilities			118.79%			118.70%

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

	For the Three Months Ended September 30,
	2017			2016
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$(66)	$50	$(16)	$(70)	$20	$(50)
FHLB and FRB stock	4	7	11	3	29	32
Loans receivable, net	570	447	1,017	995	76	1,071
Other earning assets	1	3	4	-	1	1
Total interest earning assets	509	507	1,016	928	126	1,054

Interest bearing liabilities:
Savings, money market and checking accounts	2	12	14	(1)	(3)	(4)
Certificates of deposit	(21)	10	(11)	13	(26)	(13)
Advances from FHLB and other borrowings including long-term debt	77	198	275	204	(121)	83
Total interest bearing liabilities	58	220	278	216	(150)	66

Change in net interest income	$451	$287	$738	$712	$276	$988

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rate/Volume Analysis – continued

	For the Nine Months Ended September 30,
	2017			2016
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$(240)	$180	$(60)	$(159)	$100	$(59)
FHLB and FRB stock	5	16	21	15	63	78
Loans receivable, net	1,806	1,163	2,969	3,069	(423)	2,646
Other earning assets	(1)	3	2	(4)	3	(1)
Total interest earning assets	1,570	1,362	2,932	2,921	(257)	2,664

Interest bearing liabilities:
Savings, money market and checking accounts	5	22	27	3	(4)	(1)
Certificates of deposit	(2)	(2)	(4)	25	2	27
Advances from FHLB and other borrowings including long-term debt	181	438	619	483	68	551
Total interest bearing liabilities	184	458	642	511	66	577

Change in net interest income	$1,386	$904	$2,290	$2,410	$(323)	$2,087

Results of Operations for the Three Months Ended September 30, 2017 and 2016

Net Income. Eagle’s net income for the three months ended September 30, 2017 was $1.72 million compared to $1.77 million for the three months ended September 30, 2016. The slight decrease of $51,000, or 2.9%, was due to a decrease in noninterest income of $701,000 and an increase in noninterest expense of $398,000, largely offset by an increase in net interest income after loan loss provision of $879,000 and a decrease in income tax expense of $169,000. Basic and diluted earnings per share were both $0.45 for the current period. Basic and diluted earnings per share were both $0.46 for the prior year comparable period.

Net Interest Income. Net interest income increased to $6.16 million for the three months ended September 30, 2017, from $5.42 million for the same quarter in the prior year. This increase of $738,000, or 13.6%, was the result of an increase in interest and dividend income of $1.01 million, partially offset by an increase in interest expense of $278,000.

Interest and Dividend Income. Interest and dividend income was $7.22 million for the three months ended September 30, 2017, compared to $6.21 million for the three months ended September 30, 2016, an increase of $1.01 million, or 16.3%. Interest and fees on loans increased to $6.48 million for the three months ended September 30, 2017 from $5.46 million for the three months ended September 30, 2016. This increase of $1.02 million, or 18.7%, was due to an increase in the average balance of loans, as well as, an increase in the average yield of loans for the quarter ended September 30, 2017. Average balances for loans receivable, net, including loans held-for-sale, for the three months ended September 30, 2017 were $520.60 million, compared to $471.44 million for the prior year period. This represents an increase of $49.16 million, or 10.4%. The average interest rate earned on loans receivable increased by 35 basis points, from 4.63% to 4.98%. Interest and dividends on investment securities available-for-sale decreased slightly period over period. Average interest rates earned on investments increased to 2.27% from 2.11%. However, average balances for investments decreased to $121.97 million for the three months ended September 30, 2017, from $134.39 million for the three months ended September 30, 2016.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2017 and 2016 – continued

Interest Expense. Total interest expense was $1.07 million for the three months ended September 30, 2017 compared to $787,000 for the three months ended September 30, 2016. The increase of $278,000 or 35.3% was primarily due to an increase in interest expense on FHLB advances and other borrowings including long-term debt. The average borrowing balance increased from $99.25 million for the three months ended September 30, 2016 to $118.24 million for the three months ended September 30, 2017. The average rate paid increased from 1.63% for the three months ended September 30, 2016, to 2.30% for the three months ended September 30, 2017. In February 2017, the Company completed the issuance of $10.00 million in aggregate principal amount of 5.75% fixed senior unsecured notes due in 2022.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank and past due loans in the portfolio. The Bank’s policies require review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. The Bank recorded $331,000 in provision for loan losses for the three months ended September 30, 2017 and $472,000 for the three months ended September 30, 2016.

Noninterest Income. Total noninterest income decreased to $3.99 million for the three months ended September 30, 2017, from $4.69 million for the three months ended September 30, 2016, a decrease of $701,000 or 14.9%. The decrease is primarily due to a decrease in net gain on sale of loans which decreased to $2.57 million for the three months ended September 30, 2017 from $3.16 million for the three months ended September 30, 2016. Gross margin on sale of mortgage loans were approximately 3.0% for the three months ended September 30, 2017 compared to approximately 3.3% for the three months ended September 30, 2016. During the three months ended September 30, 2017, $85.29 million of mortgage loans were sold during the current quarter compared to $95.55 million in the same quarter in the prior year. In addition, the Company incurred a net gain of $110,000 on sale of available-for-sale securities for the three months ended September 30, 2016. There we no securities sales during the three months ended September 30, 2017.

Noninterest Expense. Noninterest expense was $7.56 million for the three months ended September 30, 2017 compared to $7.16 million for the three months ended September 30, 2016. The increase of $398,000 or 5.6% is largely due to acquisition costs totaling $276,000 related to the merger agreement with TwinCo, Inc. discussed above.

Income Tax Expense. Income tax expense was $538,000 for the three months ended September 30, 2017, compared to $707,000 for the three months ended September 30, 2016. The effective tax rate for the three months ended September 30, 2017 was 23.8%.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

Net Income. Eagle’s net income for the nine months ended September 30, 2017 was $3.55 million compared to $3.68 million of net income for the nine months ended September 30, 2016. The slight decrease of $133,000, or 3.6%, was primarily due to an increase in noninterest expense of $2.23 million and a decrease in noninterest income of $625,000, largely offset by an increase in net interest income after loan loss provision of $2.74 million. Basic and diluted earnings per share were $0.93 and $0.92, respectively, for the current period. Basic and diluted earnings per share were $0.97 and $0.95, respectively, for the prior year comparable period.

Net Interest Income. Net interest income increased to $17.52 million for the nine months ended September 30, 2017, from $15.23 million for the previous year’s nine month period. This increase of $2.29 million, or 15.0%, was the result of an increase in interest and dividend income of $2.93 million partially offset by an increase in interest expense of $642,000.

Interest and Dividend Income. Interest and dividend income was $20.49 million for the nine months ended September 30, 2017, compared to $17.56 million for the nine months ended September 30, 2016, an increase of $2.93 million, or 16.7%. Interest and fees on loans increased to $18.22 million for the nine months ended September 30, 2017 from $15.25 million for the same period ended September 30, 2016. This increase of $2.97 million, or 19.5%, was due to an increase in the average balance of loans, as well as, an increase in the average yield on loans. Average balances for loans receivable, net, including loans held-for-sale, for the nine months ended September 30, 2017 were $502.56 million, compared to $449.33 million for the prior year period. This represents an increase of $53.23 million, or 11.8%. The average interest rate earned on loans receivable increased by 30 basis points, from 4.53% to 4.83%. Interest and dividends on investment securities available-for-sale decreased slightly period over period. Average balances for investments decreased to $125.64 million for the nine months ended September 30, 2017, from $141.06 million for the nine months ended September 30, 2016. However, average interest rates earned on investments increased to 2.27% from 2.08%.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended September 30, 2017 and 2016 – continued

Interest Expense. Total interest expense for the nine months ended September 30, 2017 was $2.97 million compared to $2.33 million for the nine months ended September 30, 2016. The increase of $642,000, or 27.6%, was largely attributable to an increase in interest expense on FHLB advances and other borrowings and other long-term debt. The average borrowing balance increased from $94.12 million for the nine months ended September 30, 2016 to $108.29 million for the nine months ended September 30, 2017. The average rate paid increased from 1.71% for the nine months ended September 30, 2016, to 2.25% for the nine months ended September 30, 2017. In February 2017, the Company completed the issuance of $10.00 million in aggregate principal amount of 5.75% fixed senior unsecured notes due in 2022.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank and past due loans in the portfolio. The Bank’s policies require a review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. The Bank recorded $934,000 in loan loss provisions for the nine months ended September 30, 2017 and $1.38 million in the nine months ended September 30, 2016. Total nonperforming loans, including restructured loans, was $1.40 million at September 30, 2017. As of September 30, 2017, the Bank had $527,000 in foreclosed real estate property and other repossessed property.

Noninterest Income. Total noninterest income decreased slightly to $10.77 million for the nine months ended September 30, 2017, from $11.39 million for the nine months ended September 30, 2016, a decrease of $625,000 or 5.5%. The decrease is due in part to a decrease in net gain on sale of loans which decreased to $6.66 million for the nine months ended September 30, 2017 from $7.32 million for the nine months ended September 30, 2016. Gross margin on sale of mortgage loans were approximately 3.1% for the nine months ended September 30, 2017 compared to approximately 3.4% for the three months ended September 30, 2016. The decrease in gross margin on sale of mortgage loans is due to interest rate movements in the mortgage market. During the nine months ended September 30, 2017, $215.20 million of mortgage loans were sold compared to $217.60 million in the same period in the prior year. The change in the net loss/gain on sale of available-for-sale securities also decreased noninterest income. The Company incurred a net loss on sale of available-for-sale securities of $14,000 for the nine months ended September 30, 2017 compared to a net gain of $194,000 for the nine months ended September 30, 2016. These decreases were partially offset by an increase in mortgage loan servicing fees of $314,000 due to our increased servicing portfolio.

Noninterest Expense. Noninterest expense was $22.62 million for the nine months ended September 30, 2017 compared to $20.39 million for the nine months ended September 30, 2016. The increase of $2.23 million, or 10.9%, is largely due to increased salaries and employee benefits expense of $1.57 million. The increase in salaries expense is due in part to higher commission-based compensation related to the continued loan growth and additional staff related to compliance with mortgage rules. In addition, the Company incurred acquisition costs totaling $276,000 related to the merger agreement with TwinCo, Inc. discussed above.

Income Tax Expense. Income tax expense was $1.19 million for the nine months ended September 30, 2017, compared to $1.17 million for the nine months ended September 30, 2016. The effective tax rate for the nine months ended September 30, 2017 was 25.1%. Income tax expense has increased with our increased income levels. However, tax free municipal bond income and Bank owned life insurance income help to lower the overall effective tax rates. The effective tax rate is further reduced by a tax credit investment entered into by the Company in 2012. The Bank made an investment in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over an estimated seven-year credit allowance period.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity

The Bank is required to maintain minimum levels of liquid assets as defined in the regulations of the Montana Division of Banking and Financial Institutions and Federal Reserve Bank (“FRB”) regulations. The liquidity requirement is retained for safety and soundness purposes, and appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with FHLB. The Bank exceeded those minimum ratios as of both September 30, 2017 and December 31, 2016.

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

Capital Resources

At August 31, 2017 (the most recent report available for September 30, 2017), the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 3.9% compared to an increase of 2.1% at November 30, 2016 (the most recent report available for December 31, 2016). The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

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

The Banks’s Tier I leverage ratio, as measured under State of Montana and FRB rules, increased from 9.23% as of December 31, 2016 to 10.57% as of September 30, 2017. The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

As of September 30, 2017, the Bank’s regulatory capital was in excess of all applicable regulatory requirements. As of September 30, 2017, the Bank’s total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios were 15.40%, 14.32%, 14.32% and 10.57%, respectively, compared to regulatory requirements of 9.25%, 7.25%, 5.75% and 5.25%, respectively. These regulatory requirement ratios include the capital conservation buffer of 1.25% phased-in beginning January 1, 2017.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources – continued

	September 30, 2017
	(Unaudited)
	Dollar	% of
	Amount	Assets
	(Dollars in Thousands)
Total risk-based capital to risk weighted assets:
Capital level	$78,645	15.40%
Requirement	47,252	9.25
Excess	$31,393	6.15%

Tier I capital to risk weighted assets:
Capital level	$73,145	14.32%
Requirement	37,036	7.25
Excess	$36,109	7.07%

Common equity tier I capital to risk weighted assets:
Capital level	$73,145	14.32%
Requirement	29,373	5.75
Excess	$43,772	8.57%

Tier I capital to adjusted total average assets:
Capital level	$73,145	10.57%
Requirement	36,343	5.25
Excess	$36,802	5.32%

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

The following table includes the Banks’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of August 31, 2017		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	0.25%	0.83%	-15.00%
-100	-1.80%	-6.30%	-15.00%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of September 30, 2017, our disclosure controls and procedures were effective. During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 20, 2017, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased under this plan during the three months ended September 30, 2017. The plan expires on July 20, 2018.

On July 21, 2016, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. No shares were purchased under this plan. The plan expired on July 21, 2017.

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

2.1

Agreement and Plan of Merger, dated as of September 5, 2017, by and among Eagle Bancorp Montana, Inc., Opportunity Bank of Montana, TwinCo, Inc. and Ruby Valley Bank (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 6, 2017).

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

EAGLE BANCORP MONTANA, INC.

Date: November 13, 2017	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: November 13, 2017	By:	/s/ Laura F. Clark
Laura F. Clark
Senior Vice President/CFO