Form 10-K
period 2017-12-31
Eagle Bancorp Montana, Inc.
filed 2018-03-13
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2017

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-34682

Eagle Bancorp Montana, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1449820
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1400 Prospect Avenue, Helena, MT	59601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	406-442-3080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $0.01	The Nasdaq Stock Market LLC

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

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                            ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                           ☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates of Eagle, computed by reference to the closing price at which the stock was sold as of June 30, 2017 was $61,482,000. The outstanding number of shares of common stock of Eagle as of February 1, 2018, was 5,460,452.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement relating to its 2018 annual meeting of stockholders (“2018 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. The 2018 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end to which this report relates.

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

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	general economic conditions, either nationally or in our market areas, that are worse than expected;

●	competition among depository and other financial institutions;

●	changes in the prices, values and sales volume of residential and commercial real estate in Montana;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	changes or volatility in the securities markets;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate acquired businesses;

●	changes in consumer spending, borrowing and savings habits;

●	our ability to continue to increase and manage our commercial and residential real estate, multi-family and commercial business loans;

●	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;

●	the level of future deposit insurance premium assessments;

●	the impact of a recurring recession on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;

●	our ability to develop and maintain secure and reliable information technology systems, effectively defend ourselves against cyberattacks or recover from breaches to our cybersecurity infrastructure;

●	the failure of assumptions underlying the establishment of allowance for possible loan losses and other estimates;

●	changes in the financial performance and/or condition of our borrowers and their ability to repay their loans when due; and

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

Overview

Eagle Bancorp Montana, Inc. (“Eagle” or “the Company”), is a Delaware corporation that holds 100.0% of the capital stock of Opportunity Bank of Montana (“the Bank”), formerly American Federal Savings Bank (“AFSB”). The Bank was founded in 1922 as a Montana-chartered building and loan association and has conducted operations and maintained its administrative office in Helena, Montana since that time. In 1975, the Bank adopted a federal thrift charter and in October 2014 converted to a Montana chartered commercial bank. The Bank currently has 17 branch offices and 16 automated teller machines located in our market areas and we participate in the Money Pass® ATM network.

In November 2012, we completed a significant transaction with Sterling Financial Corporation, or Sterling, of Spokane, Washington in which we purchased all of Sterling’s retail bank branches in Montana. As a result of this transaction, we added two mortgage origination offices and a wealth management division, and the Bank’s assets grew to over $500.00 million and the retail branch network grew from six to 13 full service branches immediately following the transaction, with six branches in new markets. In 2014, we applied to the State of Montana to form an interim bank for the purpose of facilitating the conversion of AFSB from a federally-chartered savings bank to a Montana-chartered commercial bank. Concurrent with the conversion, the Bank applied, and was approved, for membership in the Federal Reserve. In connection with the conversion, AFSB changed its name to Opportunity Bank of Montana.

We provide loan and deposit services to customers who are predominantly small businesses and individuals throughout Montana. We are a diversified lender with a focus on residential mortgage loans, commercial real estate mortgage loans, commercial business loans and second mortgage/home equity loan products. In addition, we offer wealth management products and services through our wealth management division and financial consultants located in several of our markets.

The Bank is headquartered at 1400 Prospect Avenue, Helena, Montana, 59601. Investor information for the Company may be found at www.opportunitybank.com. The contents on or accessible through our website are not incorporated into this report.

The Bank has equity investments in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities.

Recent Developments

On October 13, 2017, the Company successfully completed a public offering of its common stock, and issued 1,189,041 shares and received approximately $20.16 million in net cash proceeds.

On September 5, 2017, the Company entered into an Agreement and Plan of Merger with TwinCo, Inc., a Montana corporation (“TwinCo”), and TwinCo’s wholly-owned subsidiary, Ruby Valley Bank, a Montana chartered commercial bank. The merger agreement provided that Ruby Valley Bank would merge with and into Opportunity Bank of Montana. Ruby Valley Bank operated two branches in Madison County, Montana with approximately $96.00 million in assets, $81.00 million in deposits and $57.00 million in gross loans as of December 31, 2017. This acquisition closed January 31, 2018, after receipt of approvals from regulatory authorities, approval of TwinCo shareholders and satisfaction of other closing conditions.

Business Strategy

Our principal strategy is to continue our profitability through building a diversified loan portfolio and operating the Bank as a full-service community bank that offers both retail and commercial loan and deposit products in all of its markets. We believe that this focus will enable us to continue to grow our franchise, while maintaining our commitment to customer service, high asset quality, and sustained net earnings.

The following are the key elements of our business strategy:

●

Continue to diversify our portfolio by emphasizing our recent growth in commercial real estate and commercial business loans as a complement to our traditional single family residential real estate lending. As of December 31, 2017, such loans constituted approximately 60.41% of total loans;

●	Continue to emphasize the attraction and retention of lower cost core deposits;

●	Seek opportunities where presented to acquire other institutions or expand our branch network through opening new branches and/or loan production offices;

●	Maintain our strong asset quality; and

●	Operate as a community-oriented independent financial institution that offers a broad array of financial services with high levels of customer service.

Our results of operations may be significantly affected by our ability to effectively implement our business strategy including our plans for expansion through strategic acquisitions. If we are unable to effectively integrate and manage acquired or merged businesses or attract significant new business through our branching efforts, our financial performance may be negatively affected.

Market Areas

From our headquarters in Helena, Montana, we operate 17 full service retail banking offices, including our main office. Our other full service branches are located in Helena – Neill (opened 1987), Helena – Skyway (opened 2009), Bozeman – Oak (opened 1980, relocated 2009), Butte (opened 1979), Townsend (opened 1979), Twin Bridges (opened 2018) and Sheridan (opened 2018), Montana. The Sterling Montana branch acquisition that was completed in 2012 included retail banking offices in: Bozeman, Big Timber, Livingston, Billings, Missoula and Hamilton. The Bozeman Mendenhall location was sold in June 2015, reconstructed by the new owners and we lease a portion of the new building. Our loan production office in Great Falls, Montana transitioned to a full service branch in 2017. In addition, a new location in Billings Heights opened its doors in November 2017. The TwinCo acquisition in January 2018 included retail banking offices in Twin Bridges and Sheridan.

Montana is one of the largest states in terms of land mass but ranks as one of the least populated states. According to U.S. Census Bureau data for 2010, it had a population of 989,415 (1.05 million estimated for 2017). Helena, where we are headquartered, is Montana’s state capital. It is also the county seat of Lewis and Clark County, which has a population of approximately 67,282 and is located within 120 miles of four of Montana’s other five largest cities: Missoula, Great Falls, Bozeman and Butte. Helena is approximately midway between Yellowstone and Glacier National Parks. Its economy has shown moderate growth, in terms of both employment and income. State government and the numerous offices of the federal government comprise the largest employment sector. Helena also has significant employment in the service industries. Specifically, it has evolved into a central health care center with employment in the medical and the supporting professions as well as the medical insurance industry. The local economy is also dependent to a lesser extent upon ranching and agriculture. These have been more cyclical in nature and remain vulnerable to severe weather conditions, increased competition, both domestic and international, as well as commodity prices.

Butte, Montana is approximately 64 miles southwest of Helena. Butte and the surrounding Silver-Bow County have a population of approximately 34,553. Butte’s economy was historically reliant on the mining industry and fluctuations in metal and mineral commodity prices have had a corresponding impact on the local economy.

Bozeman is approximately 95 miles southeast of Helena. It is located in Gallatin County, which has a population of approximately 104,502. Bozeman is home to Montana State University and has experienced significant growth, in part due to the growth of the University as well as the increased tourism for resort areas in and near Bozeman. Agriculture, however, remains an important part of Bozeman’s economy. Bozeman has also become an attractive location for retirees, primarily from the West Coast, owing to its many winter and summer recreational opportunities and the presence of the University.

Townsend, Montana is approximately 34 miles southeast of Helena. Townsend is located in Broadwater County which has a population of approximately 5,747. Many of its residents commute to other Montana locations for work, particularly Helena. Other employment in Townsend is primarily in agriculture and services.

Livingston, Montana is approximately 124 miles southeast of Helena. Livingston and the surrounding Park County have a population of approximately 16,114. Livingston’s economy is somewhat reliant on the wood products and tourism industry.

Big Timber, Montana is approximately 158 miles southeast of Helena. Big Timber and the surrounding Sweet Grass County have a population of approximately 3,623. Big Timber’s economy is somewhat reliant on the wood products, agriculture and tourism industries.

Billings, Montana is approximately 239 miles southeast of Helena. Billings and the surrounding Yellowstone County have a population of approximately 158,437. Billings is a significant trade center for eastern Montana. Select manufacturing is also a significant contributing portion of its economy.

Missoula, Montana is approximately 116 miles west of Helena. Missoula and the surrounding Missoula County have a population of approximately 116,130. The University of Montana is located in Missoula and the local economy is reliant on the University and the corresponding trade and services resulting from the University’s presence.

Hamilton, Montana is approximately 161 miles southwest of Helena in Ravalli County. Ravalli County has a population of approximately 42,088. Hamilton is a relatively short distance from Missoula with a number of persons working in Missoula, residing in Hamilton. Medical research and the wood products industry are significant contributors to Ravalli County’s economy.

Great Falls, Montana is approximately 91 miles northeast of Helena in Cascade County. Cascade County has a population of approximately 81,755. Health care, education services, and accommodation and food services are large contributors to Cascade County’s economy.

Twin Bridges, Montana is approximately 94 miles south of Helena in Madison County. Sheridan, Montana is approximately 103 miles south of Helena and is also in Madison County. Madison County has a population of approximately 7,924. Construction, health care and social assistance are significant contributors to the economy of Madison County.

Competition

We face strong competition in our primary market areas for retail deposits and the origination of loans. Historically, Montana was a unit banking state. This means that the ability of Montana state banks to create branches was either prohibited or significantly restricted. As a result of unit banking, Montana has a significant number of independent financial institutions serving a single community in a single location. While the state’s population is approximately 1.05 million people, there are 51 credit unions in Montana as well as 1 national thrift institution and 47 commercial banks as of December 31, 2017. Our most direct competition for depositors has historically come from locally owned and out-of-state commercial banks, thrift institutions and credit unions operating in our primary market areas. Competition in our primary market areas has increased in recent years. Our competition for loans also comes from banks, thrifts and credit unions, in addition to mortgage bankers and brokers. Our principal market areas can be characterized as markets with moderately increasing incomes, relatively low unemployment, increasing wealth (particularly in the growing resort areas such as Bozeman) and moderate population growth.

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

Fee Income

The Bank receives lending related fee income from a variety of sources. Its principal source of this income is from the origination and servicing of sold mortgage loans. Fees generated from mortgage loan servicing, which generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing for loans held by others, were $2.13 million and $1.84 million for the years ended December 31, 2017 and 2016, respectively. Other loan related fee income for late charges and other ancillary fees were $174,000 and $125,000 for the years ended December 31, 2017 and 2016, respectively.

Residential Lending

The Bank originates residential mortgage (1-4 family) loans secured by property located in the Bank’s market areas. At December 31, 2017, $109.91 million or 21.37% of the Bank’s total loans were such loans. The Bank generally originates residential mortgage (1-4 family) loans in amounts of up to 80.0% of the lesser of the appraised value or the selling price of the mortgaged property without requiring private mortgage insurance. A mortgage loan originated by the Bank, whether fixed rate or adjustable rate, can have a term of up to 30 years. The Bank holds substantially all of its adjustable rate and its 8, 10 and 12-year fixed rate loans in portfolio. Adjustable rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan. The Bank’s fixed rate 15-year and 20-year loans are held in portfolio or sold in the secondary market depending on market conditions. Generally, all 30-year fixed rate loans are sold in the secondary market. The volume of loan sales is dependent on the volume, type and term of loan originations.

The Bank derives a significant portion of its noninterest income from servicing of loans that it has sold. The Bank offers many of the fixed rate loans it originates for sale in the secondary market on a servicing retained basis. This means that we process the borrower’s payments and send them to the purchaser of the loan. This retention of servicing enables the Bank to increase fee income and maintain a relationship with the borrower. At December 31, 2017, the Bank had $891.65 million in residential mortgage (1-4 family) loans and $17.37 million in other loan categories sold with servicing retained. The Bank does not ordinarily purchase home mortgage loans from other financial institutions.

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

Home Equity Loans

The Bank also originates home equity loans. These loans are secured by the borrowers’ primary residence, but are typically subject to a prior lien, which may or may not be held by the Bank. At December 31, 2017, $52.67 million or 10.2% of our total loans were home equity loans. Borrowers may use the proceeds from the Bank’s home equity loans for many purposes, including home improvement, debt consolidation or other purchasing needs. The Bank offers fixed rate, fixed payment home equity loans as well as variable and fixed rate home equity lines of credit. Fixed rate home equity loans typically have terms of no longer than 15 years.

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

Commercial Real Estate and Land Loans

The Bank originates commercial real estate mortgage and land loans, including both developed and undeveloped land loans, and loans on multi-family dwellings. Commercial real estate and land loans made up 47.6% of the Bank’s total loan portfolio, or $244.78 million at December 31, 2017. The Bank’s commercial real estate mortgage loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by the Bank will not exceed 75.0% of the appraised value or the selling price of the property, whichever is less. The average loan size is approximately $420,000 and is typically made with fixed rates of interest and 5 to 15-year maturities. Upon maturity, the loan is repaid or the terms and conditions are renegotiated. Generally, all commercial real estate loans that we originate are secured by property located in the state of Montana and within the market areas of the Bank. The Bank’s largest single commercial real estate loan had a balance of approximately $9.35 million ($8.41 million is guaranteed by Rural Development of the U.S. Department of Agriculture, leaving approximately $935,000 unguaranteed) on December 31, 2017, and is secured by a detention facility.

Real Estate Construction Lending

The Bank also lends funds for the construction of one-to-four family homes. Real estate construction loans are made both to individual homeowners for the construction of their primary residence and, to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for sale in the future. Real estate construction loans accounted for $25.31 million or 4.9% of the Bank’s total loan portfolio at December 31, 2017.

Consumer Loans

As part of its strategy to invest in higher yielding shorter term loans, the Bank emphasized growth of its consumer lending portfolio in recent years. This portfolio includes personal loans secured by collateral other than real estate, unsecured personal loans and lines of credit and loans secured by deposits held by the Bank. As of December 31, 2017, consumer loans totaled $15.71 million or 3.1% of the Bank’s total loan portfolio. These loans consist primarily of auto loans, RV loans, boat loans, personal loans and credit lines and deposit account loans. Consumer loans are originated in the Bank’s market areas and generally have maturities of up to 7 years. For loans secured by savings accounts, the Bank will lend up to 90.0% of the account balance on single payment loans and up to 100.0% for monthly payment loans.

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

Commercial Business Loans

Commercial business loans amounted to $65.86 million, or 12.8% of the Bank’s total loan portfolio at December 31, 2017. The Bank’s commercial business loans are traditional business loans and are not secured by real estate. Such loans may be structured as unsecured lines of credit or may be secured by inventory, accounts receivable or other business assets. Within the commercial loan category, $486,000 was in loans originated through a syndication program where the business resides outside of Montana, at December 31, 2017.

The Bank intends to continue to increase commercial business lending by focusing on market segments such as business loans to doctors, lawyers, architects and other professionals, as well as, to small businesses within its market areas. Our management believes that this strategy provides opportunities for growth, without significant additional cost outlays for staff and infrastructure.

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

Loans to One Borrower

Under Montana law, commercial banks such as the Bank, are subject to certain exemptions and are allowed to select the Office of the Comptroller of the Currency (“OCC”) formula used to determine limits on credit concentrations to single borrowers to an amount equal to the greater of $500,000 or 15.0% of the institution’s total capital. As of December 31, 2017, the Bank’s limit to a single borrower was $13.55 million. Our largest aggregation of loans to one borrower was approximately $18.00 million at December 31, 2017. This consisted of four loans: two commercial real estate loans secured by two separate detention facilities, a commercial real estate loan secured by a chemical dependency treatment facility and a commercial loan. The first commercial real estate loan had a principal balance of $4.84 million at December 31, 2017. However, 80.0% of that amount, or $3.87 million at December 31, 2017 was sold to the Montana Board of Investments, leaving a net principal balance payable to the Bank of $968,000. As of December 31, 2017, the principal balance on the second commercial real estate loan was $9.35 million. However, 90.0% of this loan is guaranteed by the USDA Rural Development. Thus, 90.0% of the loan, or $8.41 million at December 31, 2017, is not required to be included in the Bank’s limitations to a single borrower under applicable banking regulations. This leaves approximately $935,000 subject to the lending limit described above. The third commercial real estate loan had a principal balance of $3.79 million as of December 31, 2017. The commercial loan had a principal balance of $30,000 at December 31, 2017. As a result, the total amount subject to the lending limit at December 31, 2017 was $5.72 million. At December 31, 2017, these loans were performing in accordance with their terms. The Bank maintains the servicing for these loans.

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

Loan Commitments

We generally provide commitments to fund fixed and adjustable-rate single-family mortgage loans for periods up to 60 days at a specified term and interest rate, and other loan categories for shorter time periods. The total amount of our commitments to extend credit as of December 31, 2017, was approximately $15.34 million, all of which was for residential mortgage loans.

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

Deposits are obtained primarily from residents of Helena, Bozeman, Butte, Townsend, Billings, Missoula, Livingston, Big Timber and Hamilton, and since the merger with Ruby Valley Bank, Twin Bridges and Sheridan. We believe we are able to attract deposit accounts by offering outstanding service, competitive interest rates, convenient locations and service hours. We use traditional methods of advertising to attract new customers and deposits, including radio, television, print media advertising and sales training and incentive programs for employees. Management believes that non-residents of Montana hold an insignificant number and amount of deposit accounts.

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

In September 2005, our predecessor entity formed a special purpose subsidiary, Eagle Bancorp Statutory Trust I (the “Trust”), for the purpose of issuing trust preferred securities in the amount of $5.16 million. Our predecessor entity has issued subordinated debentures to the Trust, and the coupon on the debentures matches the dividend payment on the trust preferred securities. Upon the closing of the second-step conversion and reorganization, we assumed the obligations of our predecessor in connection with the subordinated debentures and trust preferred securities. For regulatory purposes, the securities qualify as Tier 1 Capital, while for accounting purposes they are recorded as long term debt. The securities have a 30 year maturity and carried a fixed coupon of 6.02% for the first five years, at which time the coupon became variable, at a spread of 142 basis points over 3 month LIBOR. At December 31, 2017 the rate was 3.114%.

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

In February 2017, the Company completed the issuance, through a private placement, of $10.00 million aggregate principal amount of 5.75% fixed senior unsecured notes due in 2022. The interest will be paid semi-annually through maturity date. The notes are not subject to redemption at the option of the Company.

Other Activities

The Company offers wealth management services at its locations through financial advisors employed by the Bank. Income from wealth management services was $624,000 and $601,000 for the years ended December 31, 2017 and 2016, respectively.

Subsidiary Activity

We are permitted to invest in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations. The following are subsidiaries of the Company: Opportunity Bank of Montana, Eagle Bancorp Statutory Trust I, and AFSB NMTC Investment Fund, LLC, which is a subsidiary of the Bank.

Personnel

As of December 31, 2017, we had 196 full-time employees and 11 part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees to be good.

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

The Bank’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15.0% of unimpaired capital and surplus. An additional amount may be lent, equal to 10.0% of total capital, if the loan is fully secured by certain readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB of Des Moines. FHLB Des Moines is one of 11 regional FHLBs that administer the home financing credit function of banks, credit unions and savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. As a member, the Bank is required to purchase and maintain a specified amount of shares of capital stock in the FHLB of Des Moines.

The FHLBs continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank’s FHLB stock may result in a corresponding reduction in the Bank’s capital.

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

Capital Requirements

State chartered commercial banks, such as the Bank, are required by the FRB to maintain minimum levels of regulatory capital. These minimum capital standards include: a ratio of total capital to risk-weighted assets of 9.25%, a ratio of Tier 1 capital to risk-weighted assets of 7.25%, a ratio of common equity Tier 1 capital to risk-weighted assets of 5.75%, or a ratio of Tier 1 capital to total assets of 4.00%. All of these ratios except for the ratio of Tier 1 capital to total assets include the capital conservation buffer of 1.25% phased-in beginning January 1, 2017. The regulations require that, in meeting the capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires state chartered commercial banks to maintain Tier 1 and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 7.25% and 9.25%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0.0% to 100.0%, assigned by the FRB capital regulation based on the risks believed inherent in the type of asset. Tier 1 capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100.0% of core capital. The FRB also has authority to establish individual minimum capital requirements for financial institutions.

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

Effective January 1, 2015, bank holding companies with consolidated assets of $1 billion or more and banks like Opportunity Bank must comply with new minimum capital ratio requirements to be phased-in between January 1, 2015 and January 1, 2019, which would consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5% which increased to 5.75% during 2017 with the capital conservation buffer of 1.25%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6.0% which increased to 7.25% during 2017 with the capital conservation buffer of 1.25%; (iii) a total capital to total risk weighted assets ratio of 8.0% which increased to 9.25% during 2017 with the capital conservation buffer of 1.25%; and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4.0%.

The capital conservation buffer, when fully phased-in will require maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements described above. The 2.5% buffer will increase the minimum capital ratios to (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new buffer requirement will be phased-in between January 1, 2016 and January 1, 2019. If the capital ratio levels of a banking organization fall below the capital conservation buffer amount, the organization will be subject to limitations on (i) the payment of dividends; (ii) discretionary bonus payments; (iii) discretionary payments under Tier 1 instruments; and (iv) engaging in share repurchases.

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

Management believes that, as of December 31, 2017, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital rules on a fully phased-in basis as if such requirements were currently in effect; however, final rules are subject to regulatory discretion and could result in the need for additional capital levels in the future.

Prompt Corrective Action

Federal bank regulatory agencies are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 6.0%, a ratio of common equity Tier 1 capital to risk-weighted assets of less than 4.5%, or a ratio of Tier 1 capital to total assets of less than 4.0% is considered to be “undercapitalized.”  An institution that has a total risk-based capital ratio less than 6.0%, a Tier 1 capital ratio of less than 4.0%, a common equity Tier 1 capital ratio of less than 3.0% or a Tier 1 leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” An institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the FRB is required to appoint a receiver or conservator for a bank that is “critically undercapitalized.”  Regulations also require that a capital restoration plan be filed with the FRB within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. ”Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The FRB also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. At December 31, 2017, the Bank’s capital ratios met the “well capitalized” standards.

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

Transactions with Affiliates

The Bank’s authority to engage in transactions with “affiliates” is limited by regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the FRB’s Regulation W. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. Eagle is an affiliate of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions, i.e. “covered transactions”¸ are restricted to an aggregate percentage of the institution’s capital. Collateral in specified amounts must be provided by affiliates in order to receive loans from an institution. In addition, banks are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no bank may purchase the securities of any affiliate other than a subsidiary.

Our authority to extend credit to executive officers, directors and 10.0% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, FRB Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2017, we were in compliance with these regulations.

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

Eagle obtained the necessary approvals from the FRB and the Montana Division of Banking and Financial Institutions before acquiring TwinCo on January 31, 2018.

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

As a result of the branch acquisition from Sterling in December 2012, the final goodwill recorded related to the acquisition was $7.03 million. In addition, we anticipate recording goodwill related to the TwinCo acquisition during the quarter ended March 31, 2018. We are required to test our goodwill for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. It is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill. If an impairment determination is made in a future reporting period, our earnings and the book value of goodwill will be reduced by the amount of the impairment.

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

Our business may be adversely affected by conditions in the financial markets and economic conditions generally and in our market areas in particular.

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

Our noninterest income attributable to mortgage banking activities has grown significantly in recent years. We originate and sell mortgage loans, including $288.94 million of mortgage loans sold during 2017.  We rely on Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and other purchasers to purchase loans in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases from us due to capital constraints or other factors, including, with respect to FNMA and FHLMC, a change in the criteria for conforming loans. In addition, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of FNMA and FHLMC. The exact effects of any such reforms are not yet known, but may limit our ability to sell conforming loans to FNMA and FHLMC. In addition, mortgage lending is highly regulated, and our inability to comply with all federal and state regulations and investor guidelines regarding the origination, underwriting documentation and servicing of mortgage loans may also impact our ability to continue selling mortgage loans. If we are unable to continue to sell loans in the secondary market or we experience a period of low mortgage activity, our noninterest income as well as our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations.

There can be no assurance we will be able to continue paying dividends on our common stock at recent levels.

We may not be able to continue paying quarterly dividends commensurate with recent levels given that the ability to pay dividends on our common stock depends on a variety of factors. The payment of dividends is subject to government regulation in that the regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. Our ability to pay dividends is subject to certain regulatory requirements. The Federal Reserve generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of a subsidiary bank or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position. The Federal Reserve Board policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions.

As a result, future dividends will generally depend on the level of earnings at the Bank. The Bank is subject to Montana law and cannot declare a dividend greater than the previous two year’s earnings without providing notice to the state. Also, in the event there shall occur an event of default on any of our debt instruments, we would be unable to pay any dividends on our common stock.

Our business strategy includes significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to pursue an organic growth strategy for our business; however, we regularly evaluate potential acquisitions and expansion opportunities. If appropriate opportunities present themselves, we expect to engage in selected acquisitions of financial institutions, branch acquisitions and other business growth initiatives or undertakings. There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful. There are risks associated with our growth strategy. To the extent that we grow through acquisitions, we cannot ensure that we will be able to adequately or profitably manage this growth. Acquiring other banks, branches or other assets, as well as other expansion activities, involves various risks including the risks of incorrectly assessing the credit quality of acquired assets, encountering greater than expected costs of integrating acquired banks or branches, the risk of loss of customers and/or employees of the acquired institution or branch, executing cost savings measures, not achieving revenue enhancements and otherwise not realizing the transaction’s anticipated benefits. Our ability to address these matters successfully cannot be assured. In addition, our strategic efforts may divert resources or management’s attention from ongoing business operations, may require investment in integration and in development and enhancement of additional operational and reporting processes and controls and may subject us to additional regulatory scrutiny.

Our growth initiatives may also require us to recruit and retain experienced personnel to assist in such initiatives. Accordingly, the failure to identify and retain such personnel would place significant limitations on our ability to successfully execute our growth strategy. In addition, to the extent we expand our lending beyond our current market areas, we could incur additional risks related to those new market areas. We may not be able to expand our market presence in our existing market areas or successfully enter new markets.

If we do not successfully execute our acquisition growth plan, it could adversely affect our business, financial condition, results of operations, reputation and growth prospects. In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge, which would adversely affect our results of operations. While we believe we will have the executive management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth.

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

Financial reform legislation enacted by Congress has, among other things, tightened capital standards, created a new Consumer Financial Protection Bureau and resulted in new laws and regulations that are expected to increase our costs of operations.

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

We are required to own common stock of the Federal Home Loan Bank of Des Moines (‘FHLB”) to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB’s advance program. The aggregate cost of our FHLB common stock as of December 31, 2017 was $4.09 million. FHLB common stock is not a marketable security and can only be redeemed by the FHLB.

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

Eagle’s and the Bank’s executive office is located at 1400 Prospect Avenue in Helena, Montana. As of December 31, 2017, the Bank conducted its business through 17 offices. These offices are located in Helena, Butte, Bozeman, Townsend, Livingston, Big Timber, Billings, Missoula, Hamilton, and Great Falls, Montana. The loan production office in Great Falls was transitioned to a full service branch in 2017. The Bozeman – Mendenhall office that was acquired in 2012 as part of the Sterling Montana branch acquisition was sold in June 2015, reconstructed by the new owners and we lease a portion of the new building. In November 2017, a new location in Billings Heights opened its doors as well. The principal banking office in Helena also serves as the executive headquarters. This headquarters houses approximately 34.0% of the Bank’s full-time employees. In addition, an operations center is located in Helena. The following table includes the location of each of the Bank’s offices, the year the office was opened and the net book value including land, buildings and furniture and equipment. The square footage at each location is also presented.

			Value At
			December 31, 2017	Square
Location	Address	Opened	(In Thousands)	Footage

Helena - Prospect Office	1400 Prospect Ave.	1997	$4,984	32,304
	Helena, MT 59601
Helena - Neill Office	28 Neill Ave.	1987	802	1,391
	Helena, MT 59601
Helena - Skyway Office	2090 Cromwell Dixon	2009	1,925	4,643
	Helena, MT 59602
Butte Office	3401 Harrison Ave.	1979	398	3,890
	Butte, MT 59701
Bozeman - Oak Office	1455 Oak St.	1980 (Relocated 2009)	6,796	19,818
	Bozeman, MT 59715
Townsend Office	416 Broadway	1979	120	1,973
	Townsend, MT 59644
Bozeman - Mendenhall Office	5 W. Mendenhall, STE 101	2012 *	1,057	3,626
	Bozeman, MT 59715
Livingston Office	123 S. Main St.	2012 (Leased until building	2,411	11,072
	Livingston, MT 59047	was purchased in 2016)
Big Timber Office	101 McLeod St.	2012	782	2,004
	Big Timber, MT 59011
Billings - S. 24th Street W. Office	455 S. 24th St. West	2012 *	150	3,778
	Billings, MT 59102
Missoula - Higgins Office	200 N. Higgins	2012 *	156	3,079
	Missoula, MT 59802
Missoula - Reserve Office	1510 S Reserve St.	2012 *	47	4,320
	Missoula, MT 59801
Hamilton Office	711 S. First Street	2012	1,632	4,870
	Hamilton, MT 59840
Missoula - Home Loan Office	2800 S. Reserve St.	2012 *	44	2,965
	Missoula, MT 59801
Helena - Operations Center	3210 Euclid Ave.	2012	539	6,758
	Helena, MT 59601
Great Falls Office	120 1st Ave. North, Suite 201	2015 *	50	1,883
	Great Falls, MT 59401
Billings - Main Office	895 Main St, STE 1	2017 *	65	1,300
	Billings, MT 59105

* Leased location

As of December 31, 2017, the net book value of land, buildings and furniture and equipment owned by the Bank, less accumulated depreciation, totaled $21.96 million. This includes construction in progress of $2.14 million, primarily relating to the Helena Prospect office remodel. A purchase of property located in downtown Billings closed January 2, 2018 where the Company paid $2.90 million. The Company plans to build a future branch in Billings at the newly acquired site.

ITEM 3.	LEGAL PROCEEDINGS.

The Bank, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Bank. There were no lawsuits pending or known to be contemplated against Eagle or the Bank as of December 31, 2017.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq Global Market under the symbol “EBMT.” At the close of business on December 31, 2017, there were 5,013,678 shares of common stock outstanding, held by approximately 833 shareholders of record. The closing price of the common stock on December 31, 2017, was $20.95 per share. The following table includes the high and low prices for our common stock for each quarter presented, as well as, dividends paid during each quarter:

			Dividends
Quarter Ended	High	Low	Paid
Calendar Year 2017:
December 31, 2017	$21.95	$18.30	$0.0900
September 30, 2017	19.31	17.35	0.0900
June 30, 2017	20.45	17.40	0.0800
March 31, 2017	22.32	17.80	0.0800
Calendar Year 2016:
December 31, 2016	$24.00	$14.25	$0.0800
September 30, 2016	15.25	12.59	0.0800
June 30, 2016	13.56	11.99	0.0775
March 31, 2016	12.42	11.15	0.0775

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

On July 20, 2017, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased under this plan during the three months ended December 31, 2017 or September 30, 2017. The plan expires on July 20, 2018.

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

Our earnings depend primarily on our level of net interest income, which is the difference between interest earned on our interest-earning assets, consisting primarily of loans and investment securities, and the interest paid on interest-bearing liabilities, consisting primarily of deposits, borrowed funds, and trust-preferred securities. Net interest income is a function of our interest rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest- bearing liabilities, as well as a function of the average balance of interest-earning assets compared to interest-bearing liabilities. Also contributing to our earnings is noninterest income, which consists primarily of service charges and fees on loan and deposit products and services, net gains and losses on sale of assets, and mortgage loan service fees. Net interest income and noninterest income are offset by provisions for loan losses, general administrative and other expenses, including salaries and employee benefits and occupancy and equipment costs, as well as by state and federal income tax expense.

The Bank has a strong mortgage lending focus, with the majority of its loan originations in single-family residential mortgages, which has enabled it to successfully market home equity loans, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.). In recent years we have also focused on adding commercial loans to our portfolio, both real estate and non-real estate. We have made significant progress in this initiative. As of December 31, 2017, commercial real estate and land loans and commercial business loans represented 47.6% and 12.8% of the total loan portfolio, respectively. The purpose of this diversification is to mitigate our dependence on the mortgage market, as well as to improve our ability to manage our interest rate spread. The Bank’s management recognizes that fee income will also enable it to be less dependent on specialized lending and it maintains a significant loan serviced portfolio, which provides a steady source of fee income. As of December 31, 2017, we had mortgage servicing rights, net of $6.58 million compared to $5.85 million as of December 31, 2016. Gain on sale of loans also provides significant fee income or noninterest income in periods of high mortgage loan origination volumes. Such income will be adversely affected in periods of lower mortgage activity.

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee (“FOMC”) increased the federal funds target rate during the year ended December 31, 2017 from 0.75% to 1.50%.

From time to time the Bank has considered growth through mergers or acquisition as an alternative to its strategy of organic growth. On September 5, 2017, the Company entered into an Agreement and Plan of Merger with TwinCo and TwinCo’s wholly-owned subsidiary, Ruby Valley Bank. The merger agreement provided that Ruby Valley Bank would merge with and into Opportunity Bank of Montana. Ruby Valley Bank operated two branches in Madison County, Montana with approximately $96.00 million in assets, $81.00 million in deposits and $57.00 million in gross loans as of December 31, 2017. This acquisition closed January 31, 2018, after receipt of approvals from regulatory authorities, approval of TwinCo shareholders and satisfaction of other closing conditions.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) intended to improve financial reporting regarding leasing transactions. The new standard affects all companies and organizations that lease assets. The standard will require organizations to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases if the lease terms are more than 12 months. The guidance also will require qualitative and quantitative disclosures providing additional information about the amounts recorded in the financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the potential impact of the amendment on the Company’s consolidated financial statements. We currently lease four locations that serve as full-service branches, with the longest running lease expiring in 2027. We are exploring options to use a third party vendor to assist with the implementation of this standard.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) to amend and simplify current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. The guidance will be effective for the Company on January 1, 2020 and is not expected to have a significant impact on the Company’s consolidated financial statements. We have improved our internal reporting systems as it relates to profitability by divisions and markets within the Company. We expect these systems to help in our evaluation of potential impairment.

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

Financial Condition

December 31, 2017 compared to December 31, 2016

Total assets increased $42.85 million, or 6.4%, to $716.78 million at December 31, 2017 from $673.93 million at December 31, 2016. The largest driver of the increase is the increase in the loan portfolio by $46.01 million or 10.0%, to $507.40 million at December 31, 2017 from $461.39 million at December 31, 2016. Total liabilities increased by $18.70 million, or 3.0%, to $633.17 million from $614.47 million at December 31, 2016. The increase was primarily due to an increase in deposits, as well as, an increase in other long-term debt. Total deposits increased $7.76 million or 1.5%, to $520.56 million at December 31, 2017. Other long-term debt less unamortized debt issuance costs increased $9.84 million to $24.81 million at December 31, 2017 compared to $14.97 million at December 31, 2016. Total shareholders’ equity increased $24.16 million to $83.62 million at December 31, 2017 compared to $59.46 million at December 31, 2016.

Balance Sheet Details

Investment Activities

We maintain a portfolio of investment securities, classified as either available-for-sale (including those accounted for under FASB ASC Topic 825) or held-to-maturity to enhance total return on investments. Our investment securities include U.S. government and agency obligations, Small Business Administration pools, municipal securities, mortgage-backed securities (“MBSs”), collateralized mortgage obligations (“CMOs”) and corporate obligations, all with varying characteristics as to rate, maturity and call provisions. There were no held-to-maturity investment securities included in the investment portfolio at December 31, 2017. All investment securities included in the investment portfolio are currently available-for-sale. Eagle also has interest-bearing deposits in other banks and stock in the Federal Home Loan Bank (“FHLB”) and FRB.

The following table summarizes investment activities:

	December 31,
	2017		2016		2015
	Fair Value	Percentage of Total	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency	$4,857	3.48%	$5,608	4.18%	10,615	7.03%
Municipal obligations	67,886	48.66%	67,664	50.45%	67,069	44.42%
Corporate obligations	14,644	10.50%	9,307	6.94%	9,450	6.26%
MBSs	24,869	17.82%	29,512	22.01%	32,735	21.68%
CMOs	19,788	14.18%	16,345	12.19%	25,869	17.13%

Total securities available-for-sale	132,044	94.64%	128,436	95.77%	145,738	96.52%

Interest-bearing deposits	1,920	1.38%	787	0.59%	970	0.64%

FHLB capital stock, at cost	4,089	2.93%	4,012	2.99%	3,397	2.25%

FRB capital stock, at cost	1,465	1.05%	871	0.65%	887	0.59%

Total	$139,518	100.00%	$134,106	100.00%	150,992	100.00%

Securities available-for-sale increased $3.60 million or 2.8%, to $132.04 million at December 31, 2017 compared to $128.44 million at December 31, 2016. The largest increase in securities available-for-sale was Corporate obligations, which increased $5.34 million primarily due to purchase activity. CMO’s also increased $3.44 million primarily due to purchase activity. Municipal obligations only increased slightly by $222,000 and it was due to investment purchases largely offset by investment sales. MBSs decreased $4.64 million primarily due principal payments. U.S. government and agency securities decreased by $751,000 largely due to principal payments. There was also one sale for U.S. government and agency securities that was offset by a purchase.

The following table sets forth information regarding the values, weighted average yields and maturities of investments. The yields on municipal bonds have been computed on a tax equivalent basis.

	December 31, 2017
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total Investment Securities

	Fair Value	Annualized Weighted Average Yield	Fair Value	Annualized Weighted Average Yield	Fair Value	Annualized Weighted Average Yield	Fair Value	Annualized Weighted Average Yield	Fair Value	Approximate Market Value	Annualized Weighted Average Yield
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency	$-	-%	$992	2.02%	$-	-%	$3,864	2.67%	$4,856	$4,856	2.54%
Municipal obligations	1,358	2.10	1,830	2.51	10,372	2.75	54,327	3.21	67,887	67,887	3.10
Corporate obligations	2,272	1.35	8,390	2.35	3,982	2.55	-	-	14,644	14,644	2.25
MBSs (1)	-	-	-	-	152	1.87	24,717	3.26	24,869	24,869	3.25
CMOs	-	-	10,073	1.92	1,040	2.63	8,675	2.37	19,788	19,788	2.15

Total securities available-for-sale	3,630	1.63	21,285	2.14	15,546	2.68	91,583	3.12	132,044	132,044	2.87

Interest-bearing deposits	1,920	0.23	-	-	-	-	-	-	1,920	1,920	0.23

Federal funds sold	-	-	-	-	-	-	-	-	-	-	-

FHLB capital stock (no maturity)	-	-	-	-	-	-	-	-	4,086	4,086	3.56

FRB capital stock (no maturity)	-	-	-	-	-	-	-	-	1,465	1,465	6.00

Total	$5,550	1.15%	$21,285	2.14%	$15,546	2.68%	$91,583	3.12%	$139,515	$139,515	2.89%

(1) Mortgage-backed securities are shown at their final maturity date. They provide on-going liquidity for the Company through scheduled and prepaid principal payments on a monthly basis.

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	December 31,
	2017		2016		2015		2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential mortgage (1-4 family) (1)	$109,911	21.37%	$113,262	24.24%	118,133	28.95%	103,420	32.40%
Commercial real estate	244,783	47.60%	214,927	46.00%	167,930	41.15%	116,105	36.37%
Real estate construction	25,306	4.92%	20,540	4.40%	22,958	5.63%	10,149	3.18%
Total real estate loans	380,000	73.89%	348,729	74.64%	309,021	75.73%	229,674	71.95%

Other loans:
Home equity	52,672	10.24%	49,018	10.49%	45,345	11.11%	40,123	12.57%
Consumer	15,712	3.06%	14,800	3.16%	14,641	3.59%	13,827	4.33%
Commercial	65,863	12.81%	54,706	11.71%	39,072	9.57%	35,582	11.15%
Total other loans	134,247	26.11%	118,524	25.36%	99,058	24.27%	89,532	28.05%

Total loans	514,247	100.00%	467,253	100.00%	408,079	100.00%	319,206	100.00%

Deferred loan fees	(1,093)		(1,092)		(795)		(486)
Allowance for loan losses	(5,750)		(4,770)		(3,550)		(2,450)

Total loans, net	$507,404		$461,391		403,734		316,270

(1) Excludes loans held-for-sale.

Loans receivable increased $46.01 million. Commercial real estate and land loans increased $29.85 million, commercial loans increased $11.15 million, construction loans increased $4.77 million, home equity loans increased $3.65 million, and consumer loans increased $912,000. These increases were slightly offset by a decrease in residential mortgage loans of $3.35 million. Total loan originations were $472.77 million for the year ended December 31, 2017, with residential mortgages (1-4 family) accounting for $296.72 million of the total. Commercial real estate and land loan originations totaled $80.07 million. Construction and home equity loan originations totaled $29.26 million and $20.71 million, respectively, for the same period. Consumer loan originations totaled $9.14 million. Commercial loan originations totaled $36.87 million. There were no commercial loan originations from loan syndication programs with borrowers residing outside of Montana during the year ended December 31, 2017. Loans held-for-sale decreased by $9.28 million, to $8.95 million at December 31, 2017 from $18.23 million at December 31, 2016.

Loan Maturities. The following table sets forth the estimated maturity of the loan portfolio of the Bank at December 31, 2017. Balances exclude deferred loan fees and allowance for loan losses. Scheduled principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of a loan is typically substantially less than its contractual terms because of prepayments. In addition, due on sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, the borrower sells the real property, subject to the mortgage, and the loan is not paid off. All mortgage loans are shown to be maturing based on the date of the last payment required by the loan agreement, except as noted.

Loans having no stated maturity, those without a scheduled payment, demand loans and matured loans, are shown as due within six months.

	One Year or Less	One to Five Years	After 5 Years	Total

Residential mortgage (1-4 family) (1)	$1,076	$1,873	$115,911	$118,860
Commercial real estate	18,202	20,256	206,325	244,783
Real estate construction	18,091	3,384	3,831	25,306
Home equity	4,556	8,405	39,711	52,672
Consumer	3,046	9,159	3,507	15,712
Commercial	26,686	18,043	21,134	65,863
Total loans (1)	$71,657	$61,120	$390,419	$523,196

(1) Includes loans held-for-sale.

The following table includes loans by fixed or adjustable rates at December 31, 2017:

	Fixed	Adjustable	Total
	(Dollars in Thousands)
Due after December 31, 2018:
Residential mortgage (1 to 4 family) (1)	$71,960	$45,824	$117,784
Commercial real estate	94,898	131,683	226,581
Real estate construction	3,142	4,073	7,215
Home equity	8,605	39,511	48,116
Consumer	11,012	1,654	12,666
Commercial	31,034	8,143	39,177
Total (1)	220,651	230,888	451,539

Due in less than one year	62,895	8,762	71,657

Total Loans (1)	$283,546	$239,650	$523,196

Percent of total	54.19%	45.81%	100.00%

(1) Includes loans held-for-sale.

The following table sets forth information with respect to our loan originations, purchases and sales activity:

	Years Ended
	December 31,
	2017	2016
	(In Thousands)

Net loans receivable at beginning of period (1)	$479,621	$422,436

Loans originated:
Residential mortgage (1-4 family)	296,720	333,030
Commercial real estate	80,068	94,079
Real estate construction	29,259	32,149
Home equity	20,714	19,328
Consumer	9,139	8,284
Commercial	36,869	42,968
Total loans originated	472,769	529,838

Loans sold:
Whole loans	288,939	308,675

Principal repayments and loan refinancings	148,079	165,495

Deferred loan fees increase	1	297

Allowance for losses increase	980	1,220

Net loan increase	36,732	57,185

Net loans receivable at end of period (1)	$516,353	$479,621

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. Subsequent write-downs are recorded as a charge to operations. As of December 31, 2017, the Bank had $483,000 of real estate owned.

Loans are reviewed on a quarterly basis and are placed on non-accrual status when they are 90 days or more delinquent. Loans may be placed on non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan. At December 31, 2017, we had $977,000 ($928,000 net of specific reserves for loan losses) of loans that were nonperforming and held on non-accrual status.

The following table provides information regarding the Bank’s loans that are delinquent 30 to 89 days:

	December 31, 2017
	Number	Amount	Percentage of Total
	(Dollars in Thousands)
Loan type:
Residential mortgage (1-4 family)	10	$898	44.08%
Commercial real estate	3	291	14.29%
Real estate construction	2	409	20.08%
Home equity	8	212	10.41%
Consumer	28	111	5.45%
Commercial	4	116	5.69%
Total	55	$2,037	100.00%

The following table sets forth information regarding nonperforming assets:

	December 31,
	2017	2016	2015	2014
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential mortgage (1-4 family)	$475	$221	$730	$821
Commercial real estate	-	-	667	-
Other loans:
Home equity	242	297	161	48
Consumer	153	96	145	16
Commercial	107	-	327	77
Accruing loans delinquent 90 days or more
Real estate loans:
Residential mortgage (1-4 family)	-	456	221	-
Commercial real estate	-	4	4	-
Real estate construction	-	-	247	-
Other loans:
Home equity	-	35	-	-
Restructured loans:
Other loans:
Home equity	-	43	46	48
Total nonperforming loans	977	1,152	2,548	1,010
Real estate owned and other repossessed property, net	525	825	595	637
Total nonperforming assets	$1,502	$1,977	$3,143	$1,647

Total nonperforming loans to total loans	0.19%	0.25%	0.63%	0.32%
Total nonperforming loans to total assets	0.14%	0.17%	0.40%	0.18%
Total allowance for loan loss to nonperforming loans	588.54%	414.06%	139.32%	242.57%
Total nonperforming assets to total assets	0.21%	0.29%	0.50%	0.29%

During the year ended December 31, 2017, the Bank sold five real estate owned and other repossessed assets resulting in a net loss of $29,000. There were two write-downs on fair value less cost to sell for foreclosed real estate property and other repossessed for a loss of $45,000 during the year ended December 31, 2017. During the year ended December 31, 2017, a minimal amount of interest was recorded on loans previously accounted for on a non-accrual basis.

During the year ended December 31, 2016, the Bank sold five real estate owned and other repossessed assets resulting in a net gain of $6,000. There were no write-downs on fair value less cost to sell for foreclosed real estate property and other repossessed during the year ended December 31, 2017. During the year ended December 31, 2016, a minimal amount of interest was recorded on loans previously accounted for on a non-accrual basis.

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

Management’s evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by regulatory agencies as part of their examination process. We also utilize a third party review as part of our loan classification process. In addition, each loan that exceeds $750,000 and each group of loans that exceeds $750,000 is monitored more closely.

The following table reflects our classified assets:

	December 31,
	2017	2016
	(In Thousands)
Residential mortgage (1-4 family):
Special mention	$-	$-
Substandard	744	738
Doubtful	-	-
Loss	-	-
Commercial real estate:
Special mention	-	-
Substandard	303	451
Doubtful	-	-
Loss	-	-
Real estate construction:
Special mention	-	456
Substandard	456	-
Doubtful	-	-
Loss	-	-
Home equity loans:
Special mention	-	-
Substandard	242	375
Doubtful	-	-
Loss	-	-
Consumer loans:
Special mention	-	-
Substandard	136	95
Doubtful	-	-
Loss	27	8
Commercial loans:
Special mention	-	-
Substandard	113	236
Doubtful	-	-
Loss	22	-
Securities available-for-sale:
Special mention	-	-
Substandard	-	-
Doubtful	-	-
Loss	-	-
Real estate owned/repossessed property	525	825

	$2,568	$3,184

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

Provisions for, or adjustments to, estimated losses are included in earnings in the period they are established. At December 31, 2017, we had $5.75 million in allowances for loan losses.

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

The following table includes information for allowance for loan losses:

	Years Ended
	December 31,
	2017	2016	2015
	(Dollars in Thousands)

Beginning balance	$4,770	$3,550	2,450

Provision for loan losses	1,228	1,833	1,303
Loans charged-off
Residential mortgage (1-4 family)	-	(4)	(137)
Commercial real estate	-	(298)	-
Home equity	-	(7)	-
Consumer	(193)	(204)	(61)
Commercial	(118)	(119)	(25)
Recoveries
Home equity	40	-	1
Consumer	20	19	18
Commercial	3	-	1
Net loans charged-off	(248)	(613)	(203)

Ending balance	$5,750	$4,770	3,550

Allowance for loan losses to total loans	1.12%	1.02%	0.87%
Allowance for loan losses to total nonperforming loans	588.54%	414.06%	139.32%
Net charge-offs to average loans outstanding during the period	0.05%	0.13%	0.05%

The following table presents allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans:

	December 31,
	2017			2016			2015
	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Residential mortgage (1-4 family)	$999	17.37%	21.37%	$997	20.90%	24.24%	911	25.66%	28.95%
Commercial real estate	2,778	48.32%	47.60%	2,079	43.58%	46.00%	1,593	44.88%	41.15%
Real estate construction	302	5.25%	4.92%	244	5.12%	4.40%	184	5.18%	5.63%
Total real estate loans	4,079	70.94%	73.89%	3,320	69.60%	74.64%	2,688	75.72%	75.73%

Other loans:
Home equity	506	8.80%	10.24%	460	9.64%	10.49%	342	9.63%	11.11%
Consumer	225	3.91%	3.06%	193	4.05%	3.16%	66	1.86%	3.59%
Commercial	940	16.35%	12.81%	797	16.71%	11.71%	454	12.79%	9.57%
Total other loans	1,671	29.06%	26.11%	1,450	30.40%	25.36%	862	24.28%	24.27%

Total	$5,750	100.00%	100.00%	$4,770	100.00%	100.00%	3,550	100.00%	100.00%

Deposits and Other Sources of Funds

Deposits. Deposits are the Company’s primary source of funds. Core deposits are deposits that are more stable and somewhat less sensitive to rate changes. They also represent a lower cost source of funds than rate sensitive, more volatile accounts such as certificates of deposit. We believe that our core deposits are our checking, savings accounts, money market accounts and IRA accounts. Based on our historical experience, we include IRA accounts funded by certificates of deposit as core deposits because they exhibit the principal features of core deposits in that they are stable and generally are not rate sensitive. Core deposits were $405.40 million or 77.9% of the Bank’s total deposits at December 31, 2017 ($377.22 million or 72.5% excluding IRA certificates of deposit). The presence of a high percentage of core deposits and, in particular, transaction accounts reflects in part our strategy to restructure our liabilities to more closely resemble the lower cost liabilities of a commercial bank. However, a significant portion of our deposits remains in certificate of deposit form. These certificates of deposit, if they mature and are renewed at higher rates, would result in an increase in our cost of funds.

The following table includes deposit accounts and associated weighted average interest rates for each category of deposits:

	December 31,
	2017			2016			2015
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
	Amount	of Total	Rate	Amount	of Total	Rate	Amount	of Total	Rate
	(Dollars in Thousands)
Noninterest checking	$99,799	19.17%	0.00%	$82,877	16.16%	0.00%	$77,031	15.94%	0.00%
Interest bearing checking	99,255	19.07%	0.03%	93,163	18.17%	0.03%	87,350	18.08%	0.03%
Savings	88,603	17.02%	0.05%	82,266	16.04%	0.04%	71,474	14.79%	0.04%
Money market accounts	89,558	17.20%	0.17%	89,211	17.40%	0.11%	94,880	19.64%	0.12%
Total	377,215	72.46%	0.06%	347,517	67.77%	0.05%	330,735	68.45%	0.05%
Certificates of deposit accounts:
IRA certificates	28,189	5.42%	0.61%	31,277	6.10%	0.64%	33,262	6.88%	0.96%
Brokered certificates	4,601	0.88%	1.28%	15,596	3.04%	0.80%	7,071	1.46%	1.02%
Other certificates	110,559	21.24%	1.04%	118,405	23.09%	0.89%	112,114	23.21%	0.89%
Total certificates of deposit	143,349	27.54%	0.96%	165,278	32.23%	0.84%	152,447	31.55%	0.92%
Total deposits	$520,564	100.00%	0.31%	$512,795	100.00%	0.30%	$483,182	100.00%	0.32%

All deposit products increased during the period with the exception of time certificates of deposit. Noninterest checking increased $16.92 million or 20.4%, to $99.80 million at December 31, 2017. Interest bearing checking increased $6.09 million or 6.5%, to $99.26 million at December 31, 2017. Savings increased $6.34 million or 7.7%, to $88.60 million at December 31, 2017. Money markets increased slightly by $347,000. Certificates of deposit decreased $21.93 million or 13.3%, to $143.35 million at December 31, 2017. The largest decrease in certificates of deposit was in brokered certificates. Brokered certificates decreased $11.00 million to $4.60 million at December 31, 2017 from $15.60 million at December 31, 2016. The decrease is due to the maturity of four brokered certificates during the year ended December 31, 2017.

The following table shows the amount of certificates of deposit with balances of $250,000 and greater by time remaining until maturity as of December 31, 2017:

Balance
$250
and Greater
(In Thousands)
3 months or less	$1,782
Over 3 to 6 months	8,219
Over 6 to 12 months	5,885
Over 12 months	10,339
Total	$26,225

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

The following table includes information related to FHLB of Des Moines and other borrowings:

	Years Ended
	December 31,
	2017	2016	2015
	(Dollars in Thousands)
FHLB advances:
Average balance	$80,759	$75,620	$47,344
Maximum balance at any month-end	114,769	87,661	68,261
Balance at period end	82,104	81,548	68,261
Weighted average interest rate during the period	1.45%	1.05%	1.11%
Weighted average interest rate at period end	1.59%	1.10%	1.08%

Repurchase agreements:
Average balance	$-	$-	$-
Maximum balance at any month-end	-	-	-
Balance at period end	-	-	-
Weighted average interest rate during the period	0.00%	0.00%	0.00%
Weighted average interest rate at period end	0.00%	0.00%	0.00%

Other:
Average balance	$3,436	$3,274	$4,023
Maximum balance at any month-end	7,990	8,385	12,647
Balance at period end	865	865	4,455
Weighted average interest rate during the period	1.21%	0.73%	0.57%
Weighted average interest rate at period end	1.00%	1.00%	0.68%

Total borrowings:
Average balance	$84,195	$78,894	$51,367
Maximum balance at any month-end	120,804	92,436	72,716
Balance at period end	82,969	82,413	72,716
Weighted average interest rate during the period	1.44%	1.03%	1.07%
Weighted average interest rate at period end	1.58%	1.10%	1.05%

Advances from FHLB and other borrowings increased slightly by $556,000 to $82.97 million at December 31, 2017 compared to $82.41 million at December 31, 2016. The increase was due to net long-term advances from FHLB and other borrowings largely offset by net short-term payments on FHLB and other borrowings.

Other Long-Term Debt. The following table summarizes other long-term debt activity:

	December 31,		December 31,
	2017		2016
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Senior notes fixed at 5.75%, due 2022	$9,820	39.58%	$-	0.00%
Subordinated debentures fixed at 6.75%, due 2025	9,836	39.64%	9,815	65.56%
Subordinated debentures variable, due 2035	5,155	20.78%	5,155	34.44%
Total other long-term debt	$24,811	100.00%	$14,970	100.00%

Other long-term debt increased by $9.84 million to $24.81 million at December 31, 2017 from $14.97 million at December 31, 2016 primarily due to the issuance of $10.00 million aggregate principal amount of 5.75% fixed senior unsecured notes due in 2022.

Shareholders’ Equity

Total shareholders’ equity increased by $24.16 million or 40.6%, to $83.62 million at December 31, 2017 from $59.46 million at December 31, 2016. The increase is primarily due to proceeds from issuance of common stock, net of expenses of $20.16 million. The increase was also impacted by net income of $4.10 million partially offset by dividends paid of $1.40 million.

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

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	Average	Interest		Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$126,555	$2,898	2.29%	$138,655	$2,917	2.10%	$150,520	$3,058	2.03%
FHLB and FRB stock	4,981	170	3.41%	4,646	142	3.06%	2,979	67	2.25%
Loans receivable, net(1)	507,980	24,776	4.88%	456,808	20,842	4.56%	374,849	17,332	4.62%
Other	1,625	16	0.98%	1,715	10	0.58%	4,913	9	0.18%
Total interest earning assets	641,141	27,860	4.35%	601,824	23,911	3.97%	533,261	20,466	3.84%
Noninterest earning assets	55,842			52,987			50,397
Total assets	$696,983			$654,811			$583,658

Liabilities and equity:
Interest bearing liabilities:
Deposit accounts:
Checking	$96,239	$31	0.03%	$88,900	$27	0.03%	$94,525	$107	0.11%
Savings	83,947	42	0.05%	75,288	32	0.04%	67,051	30	0.04%
Money market	90,857	131	0.14%	90,783	101	0.11%	81,462	27	0.03%
Certificates of deposit	153,498	1,349	0.88%	158,465	1,358	0.86%	151,472	1,293	0.85%
Advances from FHLB and other borrowings including long-term debt	107,290	2,541	2.37%	92,985	1,600	1.72%	61,392	998	1.63%
Total interest bearing liabilities	531,831	4,094	0.77%	506,421	3,118	0.62%	455,902	2,455	0.54%
Non-interest checking	94,097			84,788			70,766
Other noninterest bearing liabilities	4,855			4,848			2,940
Total liabilities	630,783			596,057			529,608

Total equity	66,200			58,754			54,050

Total liabilities and equity	$696,983			$654,811			$583,658
Net interest income/interest rate spread(2)		$23,766	3.58%		$20,793	3.35%		$18,011	3.30%

Net interest margin(3)			3.71%			3.46%			3.38%
Total interest earning assets to interest bearing liabilities			120.55%			118.84%			116.97%

(1)	Includes loans held-for-sale.
(2)	Interest rate spread represents the difference between the average yield on interest earning assets and the average rate on interest bearing liabilities.
(3)	Net interest margin represents income before the provision for loan losses divided by average interest earning assets.
(4)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.

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

	Year Ended December 31, 2017			Year Ended December 31, 2016
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$(254)	$235	$(19)	$(241)	$100	$(141)
FHLB and FRB stock	10	18	28	37	38	75
Loans receivable, net	2,334	1,600	3,934	3,790	(280)	3,510
Other earning assets	(1)	7	6	(4)	5	1
Total interest earning assets	2,089	1,860	3,949	3,582	(137)	3,445

Interest bearing liabilities:
Checking, savings and money market accounts	6	38	44	2	(6)	(4)
Certificates of deposit	(42)	33	(9)	61	4	65
Advances from FHLB and other borrowings including long-term debt	246	695	941	511	91	602
Total interest-bearing liabilities	210	766	976	574	89	663

Change in net interest income	$1,879	$1,094	$2,973	$3,008	$(226)	$2,782

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2017 and 2016

Net Income

Eagle’s net income for the year ended December 31, 2017 was $4.10 million compared to $5.13 million for the year ended December 31, 2016. The decrease of $1.03 million was primarily due to an increase in noninterest expense of $2.62 million, a decrease in noninterest income of $1.66 million and an increase in income tax expense of $329,000. This was partially offset by an increase of $3.58 million in net interest income after loan loss provision. Basic and diluted earnings per share were $1.01 and $0.99, respectively, for the year ended December 31, 2017 compared to $1.36 and $1.32, respectively, for the prior period.

Net Interest Income

Net interest income increased to $23.77 million for the year ended December 31, 2017, from $20.79 million for the year ended December 31, 2016. This increase of $2.98 million, or 14.3%, was due to an increase in interest and dividend income of $3.95 million partially offset by an increase in interest expense of $976,000.

Interest and Dividend Income

Total interest and dividend income was $27.86 million for the year ended December 31, 2017, compared to $23.91 million for the year ended December 31, 2016, an increase of $3.95 million, or 16.5%. Interest and fees on loans increased to $24.78 million for the year ended December 31, 2017 from $20.84 million for the same period ended December 31, 2016.  This increase of $3.94 million, or 18.9%, was due to an increase in the average balance of loans, as well as an increase in the average yield of loans for the year ended December 31, 2017. Average balances for loans receivable, net, including loans held for sale, for the year ended December 31, 2017 were $507.98 million, compared to $456.81 million for the prior year period. This represents an increase of $51.17 million, or 11.2%. The average interest rate earned on loans receivable increased by 32 basis points, from 4.56% to 4.88%. Interest and dividends on investment securities available-for-sale only decreased slightly by $19,000 or 0.7% for the year ended December 31, 2017 compared to the same period last year.

Average balances on investments decreased to $126.56 million for the year ended December 31, 2017, from $138.66 million for the year ended December 31, 2016. However, the average interest rate earned on investments increased to 2.29% for the year ended December 31, 2017 from 2.10% for the year ended December 31, 2016. The impact of the increase in rate largely offset the impact of the decrease in the average balances of investments.

Interest Expense

Total interest expense increased for the year ended December 31, 2017 to $4.09 million from $3.12 million for the year ended December 31, 2016, an increase of $976,000, or 31.3%. The increase was largely attributable to an increase in interest expense on FHLB advances and other borrowings including other long-term debt. Interest expense for total borrowings was $2.54 million for the year ended December 31, 2017 compared to $1.60 million for the year ended December 31, 2016. The average balance for total borrowings was $107.29 million for the year ended December 31, 2017 compared to $92.99 million for the year ended December 31, 2016. The average rate paid on total borrowings also increased 65 basis points, from 1.72% to 2.37%. In February 2017, the Company completed the issuance of $10.00 million in aggregate principal amount of 5.75% fixed senior unsecured notes due in 2022. Interest expense on deposits remained fairly consistent period over period only increasing $35,000. The average balance for total deposits was $518.64 million for the year ended December 31, 2017 compared to $498.22 million for the year ended December 31, 2016. The overall average rate on total deposits was consistent period over period and remains at 0.30%.

Provision for Loan Losses

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending we conduct and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. Using this methodology, the Bank recorded $1.23 million in provision for loan losses for the year ended December 31, 2017 and $1.83 million for the year ended December 31, 2016. Management believes the level of total allowances is adequate. Total nonperforming loans, including restructured loans, net, decreased from $1.15 million at December 31, 2016 to $977,000 at December 31, 2017. The Bank has $525,000 in other real estate owned and other repossessed assets at December 31, 2017.

Noninterest Income

Total noninterest income decreased to $14.33 million for the year ended December 31, 2017, from $15.99 million for the year ended December 31, 2016, a decrease of $1.66 million or 10.4%. The decrease is largely due to decreases in net gain on sale of loans which decreased to $8.80 million for the year ended December 31, 2017 from $10.35 million for the year ended December 31, 2016. During the year ended December 31, 2017, $296.72 million residential mortgages were originated compared to $333.03 million for the year ended December 31, 2016. In addition, $288.94 million mortgage loans were sold during the year ended December 31, 2017 compared to $308.68 million in the same period in the prior year.

Noninterest Expense

Noninterest expense was $30.64 million for the year ended December 31, 2017 compared to $28.02 million for the year ended December 31, 2016. The increase of $2.62 million, or 9.4%, is largely due to increased salaries and employee benefits expenses of $1.59 million. Increased salaries expense is due in part to higher commission-based compensation related to the continued loan growth and additional staff related to compliance with mortgage rules. In addition, the Company incurred acquisition costs totaling $676,000 related to the merger agreement with TwinCo, Inc.

Income Tax

Income tax expense was $2.13 million for the year ended December 31, 2017, compared to $1.80 million for the year ended December 31, 2016. Income tax expense has increased with our increased income levels over recent years. However, tax free municipal bond income and Bank owned life insurance income help to lower the overall effective tax rate. The effective tax rate is further reduced by a tax credit investment entered into by the Company in fiscal year 2013. The Bank made an investment in Certified Development Entities which have received allocations of New Markets Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the NMTC program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are claimed over an estimated seven-year credit allowance period.

The effective tax rate was 34.2% for the year ended December 31, 2017 compared to 26.0% for the year ended December 31, 2016. As a result of the Tax Cuts and Job Act enacted December 22, 2017, Eagle revalued its deferred tax assets and liabilities to account for the future impact of lower corporate tax rates and other provisions of the legislation. Based on its preliminary analysis, Eagle recorded a one-time net tax charge of $715,000 related to the revaluation of these deferred tax items. This increase in income tax expense was reflected in Eagle’s operating results for the fourth quarter of 2017 and was in addition to the normal provision for income tax related to pre-tax net operating income.

Liquidity and Capital Resources

Liquidity

The Bank is required to maintain minimum levels of liquid assets as defined by the Montana Division of Banking and FRB regulations. The liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of December 31, 2017 and 2016.

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

Comparison of Cash Flow for Years Ended December 31, 2017 and 2016

Net cash provided by the Company’s operating activities, which is primarily comprised of cash transactions affecting net income, was $20.05 million for the year ended December 31, 2017 compared to $12.89 million for the prior year. Net cash provided by operating activities was higher for the year ended December 31, 2017 primarily due to changes in the net gain on sale of loans and in loans held-for-sale.

Net cash used in the Company’s investing activities, which is primarily comprised of cash transactions from investment securities and the loan portfolio, was $56.79 million for the year ended December 31, 2017 compared to $51.13 million for the year ended December 31, 2016. Net cash used in investing activities for the year ended December 31, 2017 was due in part to loan originations being higher than loan pay-off and principal payments during the year. Loan origination and principal collection, net was $49.12 million for the year ended December 31, 2017. In addition, there was $24.37 million in available-for-sale securities purchases during the year ended December 31, 2017. These uses of cash were partially offset by available-for-sale securities sales and maturities, principal payments and calls of $20.60 million. Net cash used in investing activities for the year ended December 31, 2016 was also impacted by loan originations being higher than loan pay-off and principal payments during the year. Loan origination and principal collection, net was $62.20 million for the year ended December 31, 2016. In addition, there was $18.86 million in available-for-sale securities purchases during the year ended December 31, 2016. These uses of cash were partially offset by available-for-sale securities sales and maturities, principal payments and calls of $33.53 million.

Net cash provided by the Company’s financing activities was $36.86 million for the year ended December 31, 2017 compared to $38.12 million for the year ended December 31, 2016. Net cash provided by financing activities for the year ended December 31, 2017 was largely impacted by proceeds from issuance of common stock of $20.16 million and proceeds from issuance of long-term debt of $10.00 million. A net increase in deposits of $7.77 million also contributed to net cash provided by financing activities for the year ended December 31, 2017. Net cash provided by financing activities for the year ended December 31, 2016 was due to net advances from FHLB and other borrowings of $9.70 million and a net increase in deposits of $29.61 million.

Capital Resources

At December 31, 2017, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 2.7% compared to an increase of 2.1% at November 30, 2016 (the most recent report available for December 31, 2016). The Bank is within the guidelines set forth by the Board of Directors for interest rate sensitivity.

The Bank’s Tier I leverage ratio, as measured under State of Montana and FRB rules, increased from 9.23% as of December 31, 2016 to 12.17% as of December 31, 2017. The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

As of December 31, 2017, the Bank’s regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed “well capitalized” pursuant to State of Montana and FRB rules. At December 31, 2017, the Bank’s total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios amounted to 17.41%, 16.30%, 16.30% and 12.17%, respectively, compared to regulatory requirements of 9.25%, 7.25%, 5.75% and 4.00%, respectively.

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

The following table includes the Banks’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of December 31, 2017		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	0.02%	-0.29%	-15.0%
-100	-1.75%	-6.27%	-15.0%

The following table discloses how the Bank’s economic value of equity (“EVE”) would react to interest rate changes. Given the current relatively low level of market interest rates, an EVE calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

Changes in Market	EVE as a % Change from 0 Shock
Interest Rates	As of December 31, 2017	Board Policy
(Basis Points)	Projected EVE	Limit
		Must be no greater than:
+300	2.4%	-35.0%
+200	2.7%	-30.0%
+100	2.8%	-20.0%
0	0.0%	0.0%
-100	-9.3%	-20.0%

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

Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of December 31, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of December 31, 2017, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. Based on this assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2017 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

Except as provided below, the information required by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our year ended December 31, 2017.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our directors may be found under the caption “Proposal I – Election of Directors” in our Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”). The information in the Proxy Statement set forth under the captions of “Section 16 (a) Beneficial Ownership Reporting Compliance”, “Board Meetings and Committees”, “Structure of the Board of Directors”, “The Board’s Role in Risk Oversight”, and “Code of Ethics” is incorporated herein by reference.

Executive Officers of the Registrant

The following is a list of the names and ages of our executive officers, all positions and offices held by each person and each person’s principal occupations or employment during the past five years. There are no family relationships between any executive officers and directors.

Peter J. Johnson, President/Chief Executive Officer	Age 60

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

Laura F. Clark, Senior Vice President/Chief Financial Officer	Age 61

Ms. Clark has served as the Senior Vice President and Chief Financial Officer of the Bank and Eagle since March 2014. Prior to being named the Chief Financial Officer, she had served as the Senior Vice President and Chief Financial Officer of the Bank of Bozeman since 2005. Her experience spans over 30 years and includes a variety of executive positions with First National Bancorp, Bankers Resource Center, Security Bank, Bank of Montana System and Montana Bancsystem. Ms. Clark holds a Bachelor of Arts degree in Business Administration from Montana State University-Billings. She currently serves as a board member of ExplorationWorks, a local Science Center that provides programs for early childhood education, STEM (science, technology, engineering and math) and healthy living.

Rachel R. Amdahl, Senior Vice President/Chief Operations Officer	Age 49

Mrs. Amdahl has served as Senior Vice President/Chief Operations Officer of the Bank since February 2006. Prior to being named the Senior Vice President/Chief Operations Officer, she served as Vice President/Operations since 2000. She joined the Bank in 1987. She is a past board member of the Lewis and Clark County United Way and the Women’s Leadership Network in Helena.

Tracy A. Zepeda, Senior Vice President/Chief Retail Officer	Age 38

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

Dale F. Field, Senior Vice President/Chief Credit Officer	Age 46

Mr. Field joined Eagle in 2001 as Vice President/Commercial Lender and was promoted to Vice President/Chief Credit Administration Officer in 2011. He was promoted to Senior Vice President/Chief Credit Officer in July 2014. He serves on the Helena Exchange Club board of directors and is a school board trustee in Clancy, Montana.

Chantelle R. Nash, Senior Vice President/Chief Risk Officer	Age 47

Ms. Nash joined Eagle as a Compliance Manager in 2006 and served as Vice President/Compliance Officer since 2010. She was promoted to Senior Vice President/Chief Risk Officer in July 2014. Ms. Nash holds a Juris Doctor degree from University of Idaho College of Law in Moscow, Idaho. She is a past board member of the Helena YWCA.

Patrick D. Rensmon, Senior Vice President/Chief Information Officer	Age 56

Mr. Rensmon joined Eagle in September 2016 as Vice President/Chief Information Officer and was promoted to Senior Vice President in October 2017. He is responsible for all facets of information systems and technology for the Company. He was formerly the Chief Information Officer for Morrison-Maierle, Inc. and also was the President of Morrison-Maierle Systems Corp., which provided customized IT services and consulting to companies across Montana. He holds a Bachelor of Science degree in Information Systems Management from Montana State University-Billings.

Mark A. O’Neill, Senior Vice President/Chief Lending Officer	Age 46

Mr. O’Neill joined Eagle as the Butte Market President in February 2016. He was formerly with First Citizens Bank and Wells Fargo and served in various lending and management roles. He was promoted to Senior Vice President/Chief Lending Officer in October 2017. Mr. O’Neill holds a Bachelor of Arts degree in Economics from University of Montana in Missoula, Montana. He is a past board member of the Silver Bow Kiwanis and the Butte Local Development Corporation.

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

The following documents are filed as part of this report: The audited Consolidated Statements of Financial Condition of Eagle Bancorp Montana, Inc. and subsidiaries as of December 31, 2017 and 2016 and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Shareholder Equity and Consolidated Statements of Cash Flows for the years then ended, together with the related notes and independent auditor’s reports.

(2)	Schedules omitted as they are not applicable.

(3)	Exhibits.

Exhibits 10.1 through 10.11 are management contracts or compensatory plans or arrangements.

2.1	Agreement and Plan of Merger, dated as of September 5, 2017, by and among Eagle Bancorp Montana, Inc., Opportunity Bank of Montana, TwinCo, Inc. and Ruby Valley Bank (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on September 6, 2017).

3.1	Amended and Restated Certificate of Incorporation of Eagle Bancorp Montana, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on February 23, 2010).

3.2	Bylaws of Eagle Bancorp Montana, Inc., amended as of August 20, 2015 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 25, 2015).

4.1	Form of Common Stock Certificate of Eagle Bancorp Montana, Inc. (incorporated by reference to Exhibit 4 of our Registration Statement on Form S-1 filed on December 17, 2009).

4.2	Form of 6.75% Subordinated Note due 2025 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on June 19, 2015).

4.3	Form of 5.75% Subordinated Note due 2022 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on February 13, 2017).

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

10.3

Salary Continuation Agreement, dated April 18, 2002, between Larry A. Dreyer and American Federal Savings Bank (incorporated by reference to Exhibit 10.9 of our Amendment No. 1 to Registration Statement on Form S-1 filed on February 1, 2010).

10.4

First Amendment to Salary Continuation Agreement, dated December 31, 2006, between Larry A. Dreyer and American Federal Savings Bank (incorporated by reference to Exhibit 10.10 of our Amendment No. 1 to Registration Statement on Form S-1 filed on February 1, 2010).

10.5

Amended Salary Continuation Agreement, dated April 27, 2015, between Peter J. Johnson and Opportunity Bank of Montana (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K filed on August 24, 2015).

10.6

Salary Continuation Agreement, dated November 16, 2006, between Rachel R. Amdahl and American Federal Savings Bank (incorporated by reference to Exhibit 10.18 of our Amendment No. 1 to Registration Statement on Form S-1 filed on February 1, 2010).

10.7

American Federal Savings Bank Split-Dollar Plan, effective October 21, 2004 (incorporated by reference to Exhibit 10.19 of our Amendment No. 1 to Registration Statement on Form S-1 filed on February 1, 2010).

10.8	Summary of American Federal Savings Bank Bonus Plan (incorporated by reference to Exhibit 10.20 of our Amendment No. 2 to Registration Statement on Form S-1 filed on February 16, 2010).

10.9

2011 Stock Incentive Plan for Directors, Officers and Employees (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-8 (File No. 333-182360) filed with the SEC on June 27, 2012).

10.10

Amendment No. 1 to the Eagle Bancorp Montana, Inc. 2011 Stock Incentive Plan for Directors, Officers, and Employees (incorporated by reference to Exhibit 10.13 of our Annual Report on Form 10-K filed on March 15, 2016).

10.11

Amendment No. 2 to the Eagle Bancorp Montana, Inc. 2011 Stock Incentive Plan for Directors, Officers and Employees (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 21, 2017).

10.12	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 19, 2015).

10.13	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 13, 2017).

10.14	Form of Eagle Bancorp Montana, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A filed on February 24, 2017).

21.1	Subsidiaries of Registrant.

23.1	Consent of Davis Kinard & Co, PC.

23.2	Consent of Eide Bailly LLP.

31.1	Certification by Peter J. Johnson, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Laura F. Clark, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

EAGLE BANCORP MONTANA, INC.

/s/ Peter J. Johnson
Peter J. Johnson
President and Chief Executive Officer March 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Peter J. Johnson	President and Chief Executive Officer	March 13, 2018
Peter J. Johnson	Director (Principal Executive Officer)

/s/ Laura F. Clark	Senior Vice President and Chief	March 13, 2018
Laura F. Clark	Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Larry A. Dreyer	Chairman	March 13, 2018
Larry A. Dreyer

/s/ James A. Maierle	Vice Chairman	March 13, 2018
James A. Maierle

/s/ Rick F. Hays	Director	March 13, 2018
Rick F. Hays

/s/ Lynn E. Dickey	Director	March 13, 2018
Lynn E. Dickey

/s/ Maureen J. Rude	Director	March 13, 2018
Maureen J. Rude

/s/ Thomas J. McCarvel	Director	March 13, 2018
Thomas J. McCarvel

/s/ Shavon R. Cape	Director	March 13, 2018
Shavon R. Cape

/s/ Tanya J. Chemodurow	Director	March 13, 2018
Tanya J. Chemodurow

/s/ Kenneth M. Walsh	Director	March 13, 2018
Kenneth M. Walsh

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2017 and 2016

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Eagle Bancorp Montana, Inc. and Subsidiaries

Helena, Montana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Eagle Bancorp Montana, Inc. and Subsidiaries (the Company) as of December 31, 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risk of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2017.

Abilene, Texas

February 23, 2018

What inspires you, inspires us. | eidebailly.com

400 Pine St., Ste. 600 | Abilene, TX 79601-5190 | T 325.672.4000 | TF 800.588.2525 | F 325.672.7049 | EOE

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

Certified Public Accountants

Abilene, Texas

February 24, 2017

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)

	December 31,
	2017	2016
ASSETS:
Cash and due from banks	$5,517	$6,531
Interest bearing deposits in banks	1,920	787
Total cash and cash equivalents	7,437	7,318

Securities available-for-sale	132,044	128,436
Federal Home Loan Bank stock	4,086	4,012
Federal Reserve Bank stock	1,465	871
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	8,949	18,230
Loans receivable, net of deferred loan fees of $1,093 at December 31, 2017 and $1,092 at December 31, 2016 and allowance for loan losses of $5,750 at December 31, 2017 and $4,770 at December 31, 2016	507,404	461,391
Accrued interest and dividends receivable	2,555	2,123
Mortgage servicing rights, net	6,578	5,853
Premises and equipment, net	21,958	19,393
Cash surrender value of life insurance	14,481	14,095
Real estate and other repossessed assets acquired in settlement of loans, net	525	825
Goodwill	7,034	7,034
Core deposit intangible, net	273	384
Deferred tax asset, net	1,360	1,965
Other assets	478	1,840
Total assets	$716,782	$673,925

LIABILITIES:
Deposit accounts:
Noninterest bearing	$99,799	$82,877
Interest bearing	420,765	429,918
Total deposits	520,564	512,795

Accrued expenses and other liabilities	4,822	4,291
Federal Home Loan Bank advances and other borrowings	82,969	82,413
Other long-term debt:
Principal amount	25,155	15,155
Unamortized debt issuance costs	(344)	(185)
Total other long-term debt less unamortized debt issuance costs	24,811	14,970

Total liabilities	633,166	614,469

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock ($0.01 par value; 8,000,000 shares authorized; 5,272,168 and 4,083,127 shares issued; 5,013,678 and 3,811,409 shares outstanding at December 31, 2017 and 2016, respectively)	53	41
Additional paid-in capital	42,780	22,366
Unallocated common stock held by Employee Stock Ownership Plan	(643)	(809)
Treasury stock, at cost	(2,826)	(2,971)
Retained earnings	43,939	41,240
Net accumulated other comprehensive income (loss)	313	(411)
Total shareholders' equity	83,616	59,456

Total liabilities and shareholders' equity	$716,782	$673,925

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except for Per Share Data)

	Years Ended
	December 31,
	2017	2016
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$24,776	$20,842
Securities available-for-sale	2,898	2,917
Federal Home Loan Bank and Federal Reserve Bank dividends	170	142
Trust preferred securities	4	3
Interest on deposits in banks	7	1
Other interest income	5	6
Total interest and dividend income	27,860	23,911

INTEREST EXPENSE:
Deposits	1,553	1,518
Federal Home Loan Bank advances and other borrowings	1,217	815
Other long-term debt	1,324	785
Total interest expense	4,094	3,118

NET INTEREST INCOME	23,766	20,793

Loan loss provision	1,228	1,833

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	22,538	18,960

NONINTEREST INCOME:
Service charges on deposit accounts	954	865
Net gain on sale of loans (includes $1,920 and $2,938 for 2017 and 2016, respectively, related to accumulated other comprehensive earnings reclassification)	8,803	10,346
Mortgage loan service fees	2,127	1,835
Wealth management income	624	601
Interchange and ATM fees	856	873
Appreciation in cash surrender value of life insurance	500	484
Net gain on sale of available-for-sale securities (includes $37 and $249 for 2017 and 2016, respectively, related to accumulated other comprehensive earnings reclassification)	37	249
Net (loss) gain on sale of real estate owned and other repossessed property	(29)	6
Other noninterest income	459	731
Total noninterest income	14,331	15,990

NONINTEREST EXPENSE:
Salaries and employee benefits	17,880	16,286
Occupancy and equipment expense	2,734	2,815
Data processing	2,263	1,980
Advertising	966	696
Amortization of mortgage servicing rights	1,086	1,249
Amortization of core deposit intangible and tax credits	426	445
Federal insurance premiums	284	404
Postage	193	194
Legal, accounting and examination fees	575	394
Consulting fees	180	202
Acquisition costs	676	-
Write-down on real estate owned and other repossessed property	45	-
Other noninterest expense	3,330	3,354
Total noninterest expenses	30,638	28,019

INCOME BEFORE INCOME TAXES	6,231	6,931
Income tax expense (includes $403 and ($455) for 2017 and 2016, respectively, related to income tax expense (benefit) from reclassification items)	2,128	1,799

NET INCOME	$4,103	$5,132

BASIC EARNINGS PER SHARE	$1.01	$1.36

DILUTED EARNINGS PER SHARE	$0.99	$1.32

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)

	Years Ended
	December 31,
	2017	2016

NET INCOME	$4,103	$5,132

OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in fair value of investment securities available-for-sale, before income taxes	1,397	(792)
Reclassification for realized gains and losses on investment securities included in income, before income taxes	(37)	(249)
Change in fair value of derivatives designated as cash flow hedges, before income taxes	1,687	2,861
Reclassification for realized gains on derivatives designated as cash flow hedges, before income taxes	(1,920)	(2,938)
Total other items of comprehensive income (loss)	1,127	(1,118)

Income tax (expense) benefit related to:
Investment securities	(540)	424
Derivatives designated as cash flow hedges	137	31
Total income tax (expense) benefit	(403)	455

COMPREHENSIVE INCOME	$4,827	$4,469

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in Thousands, Except for Per Share Data)

							Accumulated
				Unallocated			Other
	Preferred	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Total

Balance at January 1, 2016	$-	$41	$22,152	$(975)	$(3,321)	$37,301	$252	$55,450

Net income						5,132		5,132

Other comprehensive loss							(663)	(663)

Dividends paid						(1,193)		(1,193)

Stock compensation expense			500					500

Treasury stock reissued for compensation (31,945 shares at $10.97 average cost per share )			(350)		350			-

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (16,616 shares)			64	166				230

Balance at December 31, 2016	$-	$41	$22,366	$(809)	$(2,971)	$41,240	$(411)	$59,456

Net income						4,103		4,103

Other comprehensive income							724	724

Dividends paid						(1,404)		(1,404)

Proceeds from public offering, net of expenses		12	20,145					20,157

Stock compensation expense			261					261

Treasury stock reissued for compensation (13,228 shares at $10.97 average cost per share )			(145)		145			-

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (16,616 shares)			153	166				319

Balance at December 31, 2017	$-	$53	$42,780	$(643)	$(2,826)	$43,939	$313	$83,616

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in Thousands)

	Years Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,103	$5,132
Adjustments to reconcile net income to net cash provided by operating activities:
Loan loss provision	1,228	1,833
Write-down on real estate owned and other repossessed assets	45	-
Depreciation	969	1,058
Net amortization of investment securities premiums and discounts	1,555	1,838
Amortization of mortgage servicing rights	1,086	1,249
Amortization of core deposit intangible and tax credits	426	445
Deferred income tax benefit	202	(20)
Net gain on sale of loans	(8,803)	(10,346)
Net gain on sale of available-for-sale securities	(37)	(249)
Net loss (gain) on sale of real estate owned and other repossessed assets	29	(6)
Net (gain) loss on sale/disposal of premises and equipment	(1)	6
Net appreciation in cash surrender value of life insurance	(386)	(466)
Net change in:
Accrued interest and dividends receivable	(432)	155
Loans held-for-sale	17,851	10,741
Other assets	1,107	552
Accrued expenses and other liabilities	1,111	971
Net cash provided by operating activities	20,053	12,893

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	10,585	23,649
Maturities, principal payments and calls	10,014	9,882
Purchases	(24,365)	(18,859)
Federal Home Loan Bank stock purchased	(74)	(615)
Federal Reserve Bank stock (purchased) redeemed	(594)	16
Loan origination and principal collection, net	(49,118)	(62,201)
Proceeds from Bank owned life insurance	-	885
Purchases of Bank owned life insurance	-	(2,000)
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	292	353
Proceeds from sale of premises and equipment	2	7
Additions to premises and equipment	(3,535)	(2,247)
Net cash used in investing activities	(56,793)	(51,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	7,769	29,613
Net short-term (payments) advances from Federal Home Loan Bank and other borrowings	(34,027)	15,313
Long-term advances from Federal Home Loan Bank and other borrowings	46,300	5,000
Payments on long-term Federal Home Loan Bank and other borrowings	(11,717)	(10,616)
Proceeds from issuance of long-term debt	10,000	-
Payments for debt issuance costs	(219)	-
Proceeds from issuance of common stock	20,157	-
Dividends paid	(1,404)	(1,193)
Net cash provided by financing activities	36,859	38,117

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	119	(120)

CASH AND CASH EQUIVALENTS, beginning of period	7,318	7,438

CASH AND CASH EQUIVALENTS, end of period	$7,437	$7,318

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

On October 13, 2017, the Company successfully completed a public offering of its common stock, and issued 1,189,041 shares and received approximately $20,157,000 in net cash proceeds.

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

The Bank is headquartered in Helena, Montana, and operates additional branches in Butte, Bozeman, Billings, Big Timber, Great Falls, Livingston, Missoula, Hamilton and Townsend, Montana. It also operates a separate mortgage loan origination location in Missoula, Montana. The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities. Collectively, Eagle Bancorp Montana Inc. and its subsidiaries are referred to herein as “the Company.”

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:       Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include Eagle Bancorp Montana Inc., the Bank, Eagle Bancorp Statutory Trust I and AFSB NMTC Investment Fund, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Consolidated Financial Statement Presentation and Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In preparing consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights, the valuation of financial instruments, deferred tax assets and liabilities and the valuation of foreclosed assets. In connection with the determination of the estimated losses on loans, foreclosed assets and valuation of mortgage servicing rights, management obtains independent appraisals and valuations.

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

The Company carries certain assets with other financial institutions which are subject to credit risk by the amount such assets exceed federal deposit insurance limits. At December 31, 2017 and 2016, no account balances were held with correspondent banks that were in excess of FDIC insured levels, except for federal funds sold or deposit balances held at, Pacific Coast Bankers Bank (“PCBB”) and Zions Bank. Also, from time to time, the Company is due amounts in excess of FDIC insurance limits for checks and transit items.

Management monitors financial stability of correspondent banks and considers amounts advanced in excess of FDIC insurance limits to present no significant additional risk to the Company.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “cash and due from banks” and “interest bearing deposits in banks” all of which mature within ninety days.

The Bank properly maintains amounts in excess of reserve balances as required by the FRB. The Bank had vault cash reserves in excess of the required reserve amount of $880,000 and $676,000 as of December 31, 2017 and 2016, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:       Summary of Significant Accounting Policies – continued

Investment Securities

The Company can designate debt and equity securities as held-to-maturity, available-for-sale or trading. At December 31, 2017 and 2016 all securities were designated as available-for-sale.

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

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank (“FHLB”) of Des Moines stock is a restricted investment carried at cost ($100 per share par value), which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on total assets and a specific percentage of its outstanding FHLB advances. The Company had 40,861 and 40,121 FHLB shares at December 31, 2017 and 2016, respectively. Dividends are paid quarterly and are subject to FHLB board approval.

Federal Reserve Bank Stock

The Company’s investment in FRB stock is a restricted investment carried at cost, which approximates its fair value. Although the par value of the stock is $100 per share, banks pay only $50 per share at the time of purchase, with the understanding that the other half of the subscription amount is subject to call at any time. As a member of the Federal Reserve System, the Company is required to maintain a minimum level of investment in FRB stock based on a specific percentage of its capital and surplus. The Company had 29,295 and 17,415 FRB shares at December 31, 2017 and 2016, respectively. Dividends are received semi-annually at a fixed rate of 6.00% on the total number of shares.

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

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances net of any unearned income, allowance for loan losses, and unamortized deferred fees or costs on originated loans and unamortized premiums or unaccreted discounts on purchased loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs are deferred and amortized over the contractual life of the loan, and recorded as an adjustment to the yield, using the interest method.

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

Cash Surrender Value of Life Insurance

Life insurance policies are initially recorded at cost at the date of purchase. Subsequent to purchase, the policies are periodically adjusted for fair value. The adjustment to fair value increases or decreases the carrying value of the policies and is recorded as an income or expense on the consolidated statement of income. For the years ended December 31, 2017 and 2016, there were no adjustments to fair value that were outside the normal appreciation in cash surrender value.

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

The Company recognizes interest accrued on penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2017 and 2016 the Company recognized no interest and penalties. Based on management’s analysis, the Company did not have any uncertain tax positions as of December 31, 2017 or 2016. The Company files tax returns in the U.S. federal jurisdiction and the State of Montana. There are currently no income tax examinations underway for these jurisdictions. The Company’s income tax returns are subject to examination by relevant taxing authorities as follows: U.S. Federal income tax returns for tax years 2014 and forward; Montana income tax returns for tax years 2014 and forward.

Treasury Stock

Treasury stock is accounted for on the cost method and consists of 258,490 and 271,718 shares at December 31, 2017 and 2016, respectively.

On July 20, 2017, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased under this plan during the three months ended December 31, 2017 or September 30, 2017. The plan expires on July 20, 2018.

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

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs were $966,000 and $696,000 for the years ended December 31, 2017 and 2016, respectively.

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

Business Combinations, Goodwill and Other Intangible Assets

Authoritative guidance requires that all business combinations initiated after December 31, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The guidance also addresses the initial recognition and measurement of intangible assets acquired in a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. The guidance provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) intended to improve financial reporting regarding leasing transactions. The new standard affects all companies and organizations that lease assets. The standard will require organizations to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases if the lease terms are more than 12 months. The guidance also will require qualitative and quantitative disclosures providing additional information about the amounts recorded in the financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the potential impact of the amendment on the Company’s consolidated financial statements. We currently lease four locations that serve as full-service branches, with the longest running lease expiring in 2027. We are exploring options to use a third party vendor to assist with the implementation of this standard.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:       Summary of Significant Accounting Policies – continued

Recent Accounting Pronouncements – continued

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) to amend and simplify current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. The guidance will be effective for the Company on January 1, 2020 and is not expected to have a significant impact on the Company’s consolidated financial statements. We have improved our internal reporting systems as it relates to profitability by divisions and markets within the Company. We expect these systems to help in our evaluation of potential impairment.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:       Earnings Per Share

The computations of basic and diluted earnings per share are below. The weighted average shares for the year ended December 31, 2017 include the impact of the public offering of common stock in October 2017 which resulted in the issuance of 1,189,041 shares.

	Years Ended
	December 31,
	2017	2016
	(Dollars in Thousands, Except for Per Share Data)
Weighted average shares outstanding during the period in which basic earnings per share is calculated	4,074,231	3,784,788
Dilutive effect of stock compensation	58,359	88,801
Average outstanding shares on which diluted earnings per share is calculated	4,132,590	3,873,589

Net income applicable to common stockholders	$4,103	$5,132

Basic earnings per share	$1.01	$1.36

Diluted earnings per share	$0.99	$1.32

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:       Investment Securities – continued

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale:
U.S. government and agency	$4,881	$13	$(37)	$4,857
Municipal obligations	67,508	807	(429)	67,886
Corporate obligations	14,725	18	(99)	14,644
MBSs - government-backed	24,770	364	(265)	24,869
CMOs - government-backed	20,051	7	(270)	19,788
Total	$131,935	$1,209	$(1,100)	$132,044

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale:
U.S. government and agency	$5,673	$7	$(72)	$5,608
Municipal obligations	68,493	575	(1,404)	67,664
Corporate obligations	9,454	15	(162)	9,307
MBSs - government-backed	29,537	283	(308)	29,512
CMOs - government-backed	16,530	15	(200)	16,345
Total	$129,687	$895	$(2,146)	$128,436

The Company has not entered into any interest rate swaps, options or futures contracts relating to investment securities.

Proceeds from sales of available-for-sale securities and the associated gross realized gains and losses were as follows:

	Years Ended
	December 31,
	2017	2016
	(In Thousands)

Proceeds from sale of available-for-sale securities	$10,585	$23,649

Gross realized gain on sale of available-for-sale securities	$77	$272
Gross realized loss on sale of available-for-sale securities	(40)	(23)
Net realized gain on sale of available-for-sale securities	$37	$249

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:       Investment Securities – continued

The amortized cost and fair value of securities at December 31, 2017 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$3,638	$3,630
Due from one to five years	11,278	11,212
Due from five to ten years	14,344	14,354
Due after ten years	57,854	58,191
	87,114	87,387

MBSs - government-backed	24,770	24,869
CMOs - government-backed	20,051	19,788
Total	$131,935	$132,044

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

At December 31, 2017 and 2016, securities with a fair value of $8,415,000 and $18,626,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months were as follows:

	December 31, 2017
	Less than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$2,493	$(14)	$1,363	$(23)
Municipal obligations	15,404	(87)	16,675	(342)
Corporate obligations	7,643	(71)	3,981	(28)
MBSs and CMOs - government-backed	9,107	(81)	21,653	(454)
Total	$34,647	$(253)	$43,672	$(847)

	December 31, 2016
	Less than 12 months		12 months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$4,420	$(72)	$-	$-
Municipal obligations	39,786	(1,392)	634	(12)
Corporate obligations	3,375	(15)	4,918	(147)
MBSs and CMOs - government-backed	18,113	(405)	7,855	(103)
Total	$65,694	$(1,884)	$13,407	$(262)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Investment Securities – continued

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2017 and December 31, 2016, there were, respectively, 87 and 97 securities in unrealized loss positions that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

At December 31, 2017, 52 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 1.28% from the Company's amortized cost basis of these securities. At December 31, 2016, 70 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 3.19% from the Company's amortized cost basis of these securities. These unrealized losses are principally due to changes in interest rates and credit spreads. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

At December 31, 2017, 15 corporate obligations had unrealized losses with aggregate depreciation of approximately 0.84% from the Company's amortized cost basis of these securities. At December 31, 2016, 13 corporate obligations had an unrealized loss with aggregate depreciation of approximately 1.92% from the Company's amortized cost basis of these securities. These unrealized losses are principally due to changes in interest rates. No credit issues have been identified that cause management to believe the declines in market value are other than temporary. In analyzing the issuer's financial condition, management considers industry analysts' reports, financial performance and projected target prices of investment analysts within a one-year time frame. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

At December 31, 2017, 20 MBSs and CMOs had unrealized losses with aggregate depreciation of approximately 1.71% from the Company’s amortized cost basis of these securities. At December 31, 2016, 14 MBSs and CMOs had unrealized losses with aggregate depreciation of approximately 1.92% from the Company’s amortized cost basis of these securities. We believe these unrealized losses are principally due to the credit market’s concerns regarding the stability of the mortgage market, changes in interest rates and credit spreads and uncertainty of future prepayment speeds. Management considers available evidence to assess whether it is more likely-than-not that all amounts due would not be collected. In such assessment, management considers the severity and duration of the impairment, the credit ratings of the security, the overall deal and payment structure, including the Company's position within the structure, underlying obligor, financial condition and near term prospects of the issuer, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows and fair value estimates. There was no disruption of the scheduled cash flows on any of the securities. Management’s analysis as of December 31, 2017 revealed no expected credit losses on the securities and therefore, declines are not deemed to be other than temporary.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:       Loans

Loans receivable consisted of the following:

	December 31,
	2017	2016
	(In Thousands)
First mortgage loans:
Residential mortgage (1-4 family)	$109,911	$113,262
Commercial real estate	244,783	214,927
Real estate construction	25,306	20,540
Other loans:
Home equity	52,672	49,018
Consumer	15,712	14,800
Commercial	65,863	54,706
Total	514,247	467,253
Deferred loan fees, net	(1,093)	(1,092)
Allowance for loan losses	(5,750)	(4,770)
Total loans, net	$507,404	$461,391

Within the commercial real estate loan category above, $10,962,000 and $11,586,000 was guaranteed by the United States Department of Agriculture Rural Development at December 31, 2017 and 2016, respectively. In addition, within the commercial loan category above, $486,000 and $1,588,000 were in loans originated through a syndication program where the business resides outside of Montana at December 31, 2017 and 2016, respectively.

The following table includes information regarding nonperforming assets.

	December 31,
	2017	2016
	(Dollars in Thousands)

Non-accrual loans	$977	$614
Accruing loans delinquent 90 days or more	-	495
Restructured loans, net	-	43
Total nonperforming loans	977	1,152
Real estate owned and other repossessed assets, net	525	825
Total nonperforming assets	$1,502	$1,977

Total nonperforming assets as a percentage of total assets	0.21%	0.29%

Allowance for loan losses	$5,750	$4,770

Percent of allowance for loan losses to nonperforming loans	588.54%	414.06%

Percent of allowance for loan losses to nonperforming assets	382.82%	241.27%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued

Allowance for loan losses activity was as follows:

	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, January 1, 2017	$997	$2,079	$244	$460	$193	$797	$4,770
Charge-offs	-	-	-	-	(193)	(118)	(311)
Recoveries	-	-	-	40	20	3	63
Provision	2	699	58	6	205	258	1,228
Ending balance, December 31, 2017	$999	$2,778	$302	$506	$225	$940	$5,750

Ending balance, December 31, 2017 allocated to loans individually evaluated for impairment	$-	$-	$-	$-	$27	$22	$49

Ending balance, December 31, 2017 allocated to loans collectively evaluated for impairment	$999	$2,778	$302	$506	$198	$918	$5,701

Loans receivable:
Ending balance, December 31, 2017	$109,911	$244,783	$25,306	$52,672	$15,712	$65,863	$514,247

Ending balance, December 31, 2017 of loans individually evaluated for impairment	$475	$-	$-	$242	$153	$107	$977

Ending balance, December 31, 2017 of loans collectively evaluated for impairment	$109,436	$244,783	$25,306	$52,430	$15,559	$65,756	$513,270

	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, January 1, 2016	$911	$1,593	$184	$342	$66	$454	$3,550
Charge-offs	(4)	(298)	-	(7)	(204)	(119)	(632)
Recoveries	-	-	-	-	19	-	19
Provision	90	784	60	125	312	462	1,833
Ending balance, December 31, 2016	$997	$2,079	$244	$460	$193	$797	$4,770

Ending balance, December 31, 2016 allocated to loans individually evaluated for impairment	$-	$-	$-	$-	$8	$-	$8

Ending balance, December 31, 2016 allocated to loans collectively evaluated for impairment	$997	$2,079	$244	$460	$185	$797	$4,762

Loans receivable:
Ending balance, December 31, 2016	$113,262	$214,927	$20,540	$49,018	$14,800	$54,706	$467,253

Ending balance, December 31, 2016 of loans individually evaluated for impairment	$221	$-	$-	$340	$96	$-	$657

Ending balance, December 31, 2016 of loans collectively evaluated for impairment	$113,041	$214,927	$20,540	$48,678	$14,704	$54,706	$466,596

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued

Internal classification of the loan portfolio was as follows:

	December 31, 2017
	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Grade:
Pass	$109,167	$244,480	$24,850	$52,430	$15,549	$65,728	$512,204
Special mention	-	-	-	-	-	-	-
Substandard	744	303	456	242	136	113	1,994
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	27	22	49
Total	$109,911	$244,783	$25,306	$52,672	$15,712	$65,863	$514,247

Credit risk profile based on payment activity
Performing	$109,436	$244,783	$25,306	$52,430	$15,559	$65,756	$513,270
Restructured loans	-	-	-	-	-	-	-
Nonperforming	475	-	-	242	153	107	977
Total	$109,911	$244,783	$25,306	$52,672	$15,712	$65,863	$514,247

	December 31, 2016
	Residential
	Mortgage	Commercial	Real Estate	Home
	(1-4 Family)	Real Estate	Construction	Equity	Consumer	Commercial	Total
	(In Thousands)
Grade:
Pass	$112,524	$214,476	$20,084	$48,643	$14,697	$54,470	$464,894
Special mention	-	-	456	-	-	-	456
Substandard	738	451	-	375	95	236	1,895
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	8	-	8
Total	$113,262	$214,927	$20,540	$49,018	$14,800	$54,706	$467,253

Credit risk profile based on payment activity
Performing	$112,585	$214,923	$20,540	$48,643	$14,704	$54,706	$466,101
Restructured loans	-	-	-	43	-	-	43
Nonperforming	677	4	-	332	96	-	1,109
Total	$113,262	$214,927	$20,540	$49,018	$14,800	$54,706	$467,253

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued

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

The following tables include information regarding impaired loans.

	December 31, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
	(In Thousands)
With no related allowance:
Residential mortgage (1-4 family)	$475	$487	$-	$348
Commercial real estate	-	-	-	-
Real estate construction	-	-	-	-
Home equity	242	263	-	291
Consumer	126	176	-	107
Commercial	85	87	-	42

With a related allowance:
Residential mortgage (1-4 family)	-	-	-	-
Commercial real estate	-	-	-	-
Real estate construction	-	-	-	-
Home equity	-	-	-	-
Consumer	27	27	27	18
Commercial	22	22	22	11

Total:
Residential mortgage (1-4 family)	475	487	-	348
Commercial real estate	-	-	-	-
Real estate construction	-	-	-	-
Home equity	242	263	-	291
Consumer	153	203	27	125
Commercial	107	109	22	53
Total	$977	$1,062	$49	$817

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:       Loans – continued

	December 31, 2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
	(In Thousands)
With no related allowance:
Residential mortgage (1-4 family)	$221	$221	$-	$476
Commercial real estate	-	-	-	334
Real estate construction	-	-	-	-
Home equity	340	390	-	270
Consumer	88	135	-	111
Commercial	-	-	-	148

With a related allowance:
Residential mortgage (1-4 family)	-	-	-	-
Commercial real estate	-	-	-	-
Real estate construction	-	-	-	-
Home equity	-	-	-	3
Consumer	8	8	8	10
Commercial	-	-	-	15

Total:
Residential mortgage (1-4 family)	221	221	-	476
Commercial real estate	-	-	-	334
Real estate construction	-	-	-	-
Home equity	340	390	-	273
Consumer	96	143	8	121
Commercial	-	-	-	163
Total	$657	$754	$8	$1,367

Interest income recognized on impaired loans for the years ended December 31, 2017 and 2016 is considered insignificant.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:       Loans – continued

The following tables include information regarding delinquencies within the loan portfolio.

	December 31, 2017
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Residential mortgage (1-4 family)	$898	$-	$898	$475	$108,538	$109,911
Commercial real estate	291	-	291	-	244,492	244,783
Real estate construction	409	-	409	-	24,897	25,306
Home equity	212	-	212	242	52,218	52,672
Consumer	111	-	111	153	15,448	15,712
Commercial	116	-	116	107	65,640	65,863
Total	$2,037	$-	$2,037	$977	$511,233	$514,247

	December 31, 2016
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Residential mortgage (1-4 family)	$975	$456	$1,431	$221	$111,610	$113,262
Commercial real estate	513	4	517	-	214,410	214,927
Real estate construction	-	-	-	-	20,540	20,540
Home equity	365	35	400	297	48,321	49,018
Consumer	169	-	169	96	14,535	14,800
Commercial	249	-	249	-	54,457	54,706
Total	$2,271	$495	$2,766	$614	$463,873	$467,253

Interest income not accrued on these loans and cash interest income was immaterial for the years ended December 31, 2017 and 2016. The allowance for loan losses on non-accrual loans as of December 31, 2017 and 2016 was $49,000 and $8,000, respectively. Impaired loans with a carrying value of $977,000 were reduced by specific valuation allowance allocations totaling $49,000 to a total reported fair value of $928,000 at December 31, 2017. Impaired loans with a carrying value of $657,000 were reduced by specific valuation allowance allocations totaling $8,000 to a total reported fair value of $649,000 at December 31, 2016.

Loans are granted to directors and officers of the Company in the ordinary course of business. Such loans are made in accordance with policies established for all loans of the Company, except that directors, officers and employees may be eligible to receive discounts on loan origination costs.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:       Loans – continued

Loans receivable (including loans sold and serviced for others) from directors and senior officers and their related parties were as follows:

(In Thousands)
Balance at January 1, 2016	$2,376
Principal additions	726
Principal payments	(688)
Balance at December 31, 2016	$2,414
Principal additions	1,337
Principal payments	(614)
Balance at December 31, 2017	$3,137

	December 31,
	2017	2016
	(In Thousands)

Loans serviced, for the benefit of others, for directors, senior officers and their related parties	$1,652	$1,327

	Years Ended
	December 31,
	2017	2016
	(In Thousands)

Interest income from loans owned for directors, senior officers and their related parties	$58	$45

NOTE 6:       Troubled Debt Restructurings

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

During the year ended December 31, 2017, there were no new restructured loans.

There were no loans modified as a troubled debt restructured loan within the previous 12 months for which there was a payment default during the year ended December 31, 2017. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of December 31, 2017 and 2016, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:       Foreclosed Assets

Foreclosed assets are presented net of an allowance for losses. A summary of the balance of foreclosed assets is presented below:

	December 31,
	2017	2016
	(In Thousands)
Residential mortgage (1-4 family)	$-	$202
Commercial real estate	483	603
Consumer	17	20
Commercial	25	-
Total foreclosed assets	$525	$825

Expenses applicable to foreclosed assets included the following:

	Years Ended
	December 31,
	2017	2016
	(In Thousands)
Write-down on real estate owned and other repossessed assets	$(45)	$-
Net gain (loss) on sale	(29)	6
Operating expenses net of rental income	(62)	(33)
Expenses related to foreclosed assets, net	$(136)	$(27)

NOTE 8:       Mortgage Servicing Rights

The Company is servicing mortgage loans for the benefit of others totaling approximately $891,647,000 and $808,898,000 at December 31, 2017 and 2016, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $2,127,000 and $1,835,000 for the years ended December 31, 2017 and 2016, respectively. These fees are included in noninterest income on the consolidated statement of income.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $4,598,000 and $4,775,000 at December 31, 2017 and 2016, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:       Mortgage Servicing Rights – continued

The following table is a summary of activity in mortgage servicing rights and the valuation allowance:

	Years Ended
	December 31,
	2017	2016
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$5,853	$4,968
Mortgage servicing rights capitalized	1,811	2,134
Amortization of mortgage servicing rights	(1,086)	(1,249)
Ending balance	6,578	5,853
Valuation allowance:
Beginning balance	-	-
Provision (credited) to operations	-	-
Ending balance	-	-
Mortgage servicing rights, net	$6,578	$5,853

The fair values of these rights were $7,312,000 and $6,741,000 at December 31, 2017 and 2016, respectively. The fair value of servicing rights was determined at loan level using discount rates ranging from 11.00% to 15.00%, prepayment speeds ranging from 103.00% to 268.00% PSA, depending on stratification of the specific loan. The fair value was also adjusted for the effect of potential past dues and foreclosures. Individual mortgage servicing rights values were capped at a maximum of 1.25% for all investor types.

NOTE 9:	Premises and Equipment

The cost and accumulated depreciation of premises and equipment was as follows:

	December 31,
	2017	2016
	(In Thousands)
Land	$4,086	$4,086
Buildings and improvements	21,674	20,832
Furniture and equipment	6,940	6,300
Construction in progress	2,140	111
	34,840	31,329
Accumulated depreciation	(12,882)	(11,936)
Premises and equipment, net	$21,958	$19,393

Construction in progress at December 31, 2017, primarily relates to the remodel of our Helena Prospect office. The total contracted construction management services executed in June 2017 were $2,995,000. Depreciation expense was $969,000 and $1,058,000 for the years ended December 31, 2017 and 2016, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:	Goodwill and Other Intangible Assets

Goodwill and other intangible assets were recorded as part of the Sterling acquisition.

The carrying amount of goodwill was as follows:

	December 31,
	2017	2016
	(In Thousands)
Goodwill	$7,034	$7,034

The components of other intangible assets were as follows:

	December 31,
	2017	2016
	(In Thousands)
Core deposit intangible	$1,031	$1,031
Accumulated amortization	(758)	(647)
Core deposit intangible, net	$273	$384

Core deposit intangible assets are amortized on an accelerated basis over their estimated life of 10 years. Amortization expense related to intangible assets was $111,000 and $130,000 for the years ended December 31, 2017 and 2016. The estimated aggregate future amortization expense for core deposit intangible assets remaining as of December 31, 2017 was as follows:

Years ended December 31:	(In Thousands)
2018	$92
2019	73
2020	55
2021	36
2022	17
Thereafter	-
Total	$273

NOTE 11:	Deposits

Deposits are summarized as follows:

	December 31,
	2017		2016
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Noninterest checking	$99,799	0.00%	$82,877	0.00%
Interest bearing checking	99,255	0.03%	93,163	0.03%
Savings	88,603	0.05%	82,266	0.04%
Money market	89,558	0.17%	89,211	0.11%
Time certificates of deposits	143,349	0.96%	165,278	0.84%
Total	$520,564	0.31%	$512,795	0.30%

Money market includes $1,000,000 and $0 related to a variable rate brokered money market at December 31, 2017 and 2016, respectively. Time certificates of deposits include $4,601,000 and $15,596,000 related to fixed rate brokered CDs at December 31, 2017 and 2016, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:	Deposits – continued

At December 31, 2017 the Company held $106,391,000 in deposit accounts that met or exceeded the FDIC requirements of $250,000 and greater.

Time certificates of deposits with balances of $250,000 and greater was $26,225,000 and $45,363,000 at December 31, 2017 and 2016, respectively.

At December 31, 2017, the scheduled maturities of time deposits were as follows:

(In Thousands)
Within one year	$89,161
One to two years	26,732
Two to three years	19,337
Three to four years	4,597
Thereafter	3,522
Total	$143,349

Interest expense on deposits was as follows:

	Years Ended
	December 31,
	2017	2016
	(In Thousands)
Checking	$31	$27
Savings	43	30
Money market	131	101
Time certificates of deposits	1,348	1,360
Total	$1,553	$1,518

At both December 31, 2017 and 2016, the Company reclassified $51,000 in overdrawn deposits as loans.

Directors’ and senior officers’ deposit accounts at December 31, 2017 and 2016 were $2,146,000 and $1,390,000, respectively.

NOTE 12:     Advances from the Federal Home Loan Bank and Other Borrowings

At December 31, 2017, advances from the FHLB of Des Moines and other borrowings mature as follows:

(In Thousands)
Within one year	$42,929
One to two years	31,316
Two to three years	4,279
Three to four years	4,445
Four to five years	-
Thereafter	-
Total	$82,969

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:      Advances from the Federal Home Loan Bank and Other Borrowings – continued

Federal Home Loan Bank Advances

The FHLB advances include both fixed and amortizing advances. The fixed advances are due at maturity. The advances are subject to prepayment penalties. The interest rates on these advances are fixed. The advances are collateralized by a blanket pledge of the Bank’s loan portfolio. At December 31, 2017 and 2016, the Company exceeded the collateral requirements of the FHLB. The Company’s investment in FHLB stock is also pledged as collateral on these advances. The total FHLB funding line available to the Company at December 31, 2017, was 35.00% of total Bank assets as determined by FHLB, or approximately $244,025,000. The balance of advances was $82,104,000 and $81,548,000 at December 31, 2017 and 2016, respectively. During 2017, the Bank also established a contingent letter of credit with FHLB for $405,000.

Other Borrowings

The Bank had no structured repurchase agreements with PNC Financial Service Group, Inc. (“PNC”) at December 31, 2017 and 2016.

At December 31, 2017 and 2016, the Bank’s subsidiary had an $865,000 borrowing related to New Markets Tax Credits. The borrowing is interest only at 1.00% and matures in 2019.

Federal Funds Purchased

The Bank has a $7,000,000 Federal funds line of credit with PNC. The balance was $0 as of December 31, 2017 and 2016.

The Bank has a $10,000,000 Federal funds line of credit with Zions Bank. The balance was $0 as of December 31, 2017 and 2016, respectively.

The Bank has a $7,000,000 Federal funds line of credit with Stockman Bank. The balance was $0 as of December 31, 2017 and 2016, respectively.

The Bank has a $10,000,000 Federal funds line of credit with PCBB. The balance was $0 as of December 31, 2017 and 2016, respectively.

Federal Reserve Bank Discount Window

For additional liquidity sources, the Bank has a credit facility at the Federal Reserve Bank’s Discount Window. The amount available to the Bank is limited by various collateral requirements. There were no pledged securities at the Federal Reserve Bank as of December 31, 2017 and 2016. The credit facility account had $0 balance as of December 31, 2017 and 2016.

All Borrowings Outstanding

For all borrowings outstanding the weighted average interest rate for advances at December 31, 2017 and 2016 was 1.58% and 1.10%, respectively. The weighted average amount outstanding was $84,195,000 and $78,894,000 for 2017 and 2016, respectively.

The maximum amount outstanding at any month-end was $120,804,000 and $92,436,000 for 2017 and 2016, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:	Other Long-Term Debt

Other long-term debt consisted of the following:

	December 31,
	2017		2016
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)

Senior notes fixed at 5.75%, due 2022	$10,000	$(180)	$-	$-
Subordinated debentures fixed at 6.75%, due 2025	10,000	(164)	10,000	(185)
Subordinated debentures variable at 3-Month Libor plus 1.42%, due 2035	5,155	-	5,155	-
Total other long-term debt	$25,155	$(344)	$15,155	$(185)

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

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to Eagle Bancorp Statutory Trust I (“the Trust”). The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders on December 15, 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at 3-Month LIBOR plus 1.42%, making the rate 3.114% and 2.418% as of December 31, 2017 and 2016, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date. The subordinated debentures qualify as Tier 1 capital for regulatory capital purposes.

For 2017 and 2016, interest expense on other long-term debt was $1,324,000 and $785,000, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14:	Commitments and Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s financial statements.

The Company leases certain office branches under short-term operating leases. Some of these leases have renewal options. Total lease expenditures were $408,000 and $473,000 for the years ended December 31, 2017 and 2016, respectively. The future payments of all lease obligations are as follows:

Years ended December 31:	(In Thousands)
2018	$453
2019	437
2020	369
2021	242
2022	93
Thereafter	99
Total	$1,693

NOTE 15:	Accumulated Other Comprehensive Income (Loss)

The following table includes information regarding the activity in accumulated other comprehensive income (loss):

	Unrealized	Unrealized
	Gains (Losses)	(Losses) Gains
	on Derivatives	on Investment
	Designated as	Securities
	Cash Flow Hedges	Available for Sale	Total
		(In Thousands)

Balance, January 1, 2016	$376	$(124)	$252
Other comprehensive income (loss), before reclassifications and income taxes	2,861	(792)	2,069
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(2,938)	(249)	(3,187)
Income tax benefit	31	424	455
Total other comprehensive income	(46)	(617)	(663)
Balance, December 31, 2016	$330	$(741)	$(411)
Other comprehensive income, before reclassifications and income taxes	1,687	1,397	3,084
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(1,920)	(37)	(1,957)
Income tax benefit (expense)	137	(540)	(403)
Total other comprehensive (loss) income	(96)	820	724
Balance, December 31, 2017	$234	$79	$313

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16:     Income Taxes

The components of the Company’s income tax expense (benefit) were as follows:

	Years Ended
	December 31,
	2017	2016
	(In Thousands)
Current
U.S. federal	$1,509	$1,369
Montana	417	450
Total current income tax expense	1,926	1,819
Deferred
U.S. federal	198	(13)
Montana	4	(7)
Total deferred income tax expense (benefit)	202	(20)
Total income tax expense	$2,128	$1,799

The nature and components of deferred tax assets and liabilities were as follows:

	December 31,
	2017	2016
	(In Thousands)
Deferred tax assets:
Loans receivable	$1,596	$1,805
Deferred loan fees	334	500
Deferred compensation	583	786
Employee benefits	319	419
Unrealized losses on securities available-for-sale	-	510
Acquisition costs	358	580
New Market Tax Credits carry forward	626	624
Alternative Minimum Tax carry forward	466	466
Other	272	245
Total deferred tax assets	4,554	5,935
Deferred tax liabilities:
Premises and equipment	715	821
Federal Home Loan Bank stock	138	551
Mortgage servicing rights	1,318	1,230
Unrealized gains on securities available-for-sale	30	-
Unrealized gains on hedging	91	228
Goodwill	659	776
Other	243	364
Total deferred tax liabilities	3,194	3,970
Net deferred tax asset	$1,360	$1,965

The Company believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16:	Income Taxes – continued

A reconciliation of the Company’s effective income tax provision (benefit) to the statutory federal income tax rate was as follows:

	Years Ended
	December 31,
	2017		2016
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income
	(Dollars in Thousands)
Federal income taxes at the statutory rate	$2,119	34.00%	$2,357	34.00%
State income taxes	421	6.75%	468	6.75%
Tax-exempt interest income	(466)	-7.48%	(458)	-6.61%
Income from bank-owned life insurance	(170)	-2.73%	(235)	-3.39%
New Market Tax Credits	(456)	-7.32%	(456)	-6.58%
Impact due to tax rate change	715	11.47%	-	0.00%
Other, net	(35)	-0.54%	123	1.79%
Actual tax expense and effective tax rate	$2,128	34.15%	$1,799	25.96%

As a result of the Tax Cuts and Job Act enacted December 22, 2017, Eagle revalued its deferred tax assets and liabilities to account for the future impact of lower corporate tax rates and other provisions of the legislation. Based on its preliminary analysis, Eagle recorded a one-time net tax charge of $715,000 related to the revaluation of these deferred tax items. This increase in income tax expense was reflected in Eagle’s operating results for the fourth quarter of 2017 and was in addition to the normal provision for income tax related to pre-tax net operating income. The income tax effects from accumulated other comprehensive income were considered insignificant.

The Company has equity investments in Certified Development Entities which have received allocations of New Markets Tax Credits. Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are expected to be $2,964,000 and will be claimed over an estimated seven-year credit allowance period. The cumulative federal tax credit benefits were $2,280,000 as of December 31, 2017. Due to not having sufficient taxable income only $1,654,000 of the federal tax credit benefits were utilized as of December 31, 2017. The remaining federal tax credit benefits of $626,000 are recorded as deferred tax assets and will be used in future periods.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17:      Supplemental Cash Flow Information

	Years Ended
	December 31,
	2017	2016
	(In Thousands)
Supplemental cash flow information:
Cash paid during the year for interest	$3,831	$3,129
Cash paid during the year for income taxes	1,605	1,640
Non-cash investing and financing activities:
Increase (decrease) in market value of securities available-for-sale	1,360	(1,041)
Mortgage servicing rights recognized	1,811	2,134
Loans transferred to real estate and other assets acquired in foreclosure	66	577
Treasury shares reissued for compensation	145	350
Employee Stock Ownership Plan shares released	319	230

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

When fully phased in on January 1, 2019, the Basel III capital rules will require the Bank to maintain a minimum ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 capital ratio as the buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 7.0% upon full phase in). The Bank will also be required to maintain a Tier 1 capital to risk-weighted assets ratio of 6.0 (8.5% including the capital conservation buffer), a total capital to risk-weighted assets ratio of 8.0% (10.5% including the capital conservation buffer), and a Tier 1 capital to quarterly average assets ratio of 4.0%.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:     Regulatory Capital Requirements – continued

Management believes that, as of December 31, 2017, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital rules on a fully phased-in basis as if such requirements were currently in effect; however, final rules are subject to regulatory discretion and could result in the need for additional capital levels in the future.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to total assets (all as defined in the regulations). Management believes, as of December 31, 2017 and 2016, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2017, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Banks’s category. The Bank’s actual capital amounts and ratios as of December 31, 2017 are presented in the table below and include the capital conservation buffer of 1.25% phased-in beginning January 1, 2017:

							Minimum
			Minimum Required		Minimum Required		To Be Well
			for Capital Adequacy		for Capital Adequacy		Capitalized Under
			Basel III		Basel III		Prompt Corrective
	Actual		Phase-In Schedule		Fully Phased-In		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
December 31, 2017:
Total risk-based capital to risk weighted assets
Consolidated	$96,602	18.27%	$48,902	9.25%	$55,510	10.50%	$	N/A	N/A	%
Bank	90,340	17.41	47,999	9.25	51,891	10.50		51,891	10.00

Tier I capital to risk weighted assets
Consolidated	80,852	15.29	38,328	7.25	44,937	8.50		N/A	N/A
Bank	84,590	16.30	37,621	7.25	44,107	8.50		41,513	8.00

Common equity tier 1 capital to risk weighted assets
Consolidated	75,852	14.35	30,398	5.75	37,007	7.00		N/A	N/A
Bank	84,590	16.30	29,837	5.75	36,324	7.00		33,729	6.50

Tier 1 capital to adjusted total average assets
Consolidated	80,852	11.51	28,089	4.00	28,089	4.00		N/A	N/A
Bank	84,590	12.17	27,792	4.00	27,792	4.00		34,739	5.00

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:      Regulatory Capital Requirements – continued

The Bank’s actual capital amounts and ratios as of December 31, 2016 are presented in the table below:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
December 31, 2016:
Total risk-based capital to risk weighted assets
Consolidated	$72,145	15.36%	$37,566	8.00%	$	N/A	N/A	%
Bank	65,630	14.05	37,379	8.00		46,723	10.00

Tier I capital to risk weighted assets
Consolidated	57,375	12.22	28,174	6.00		N/A	N/A
Bank	60,860	13.03	28,034	6.00		37,379	8.00

Common equity tier I capital to risk weighted assets
Consolidated	52,724	11.23	21,131	4.50		N/A	N/A
Bank	60,860	13.03	21,025	4.50		30,370	6.50

Tier 1 capital to adjusted total average assets
Consolidated	57,375	8.60	26,683	4.00		N/A	N/A
Bank	60,860	9.23	26,364	4.00		32,954	5.00

A reconciliation of the Bank’s capital determined by GAAP to capital defined for regulatory purposes is as follows:

	December 31,
	2017	2016
	(In Thousands)

Capital determined by GAAP	$92,429	$67,610
Unrealized (gain) loss on securities available-for-sale	(153)	724
Unrealized gain on forward delivery commitments	(234)	(330)
Goodwill and core deposit intangibles, net of associated deferred tax liabilities	(6,595)	(6,490)
Disallowed deferred tax assets	(857)	(654)
Tier I capital	84,590	60,860
Allowance for loan losses	5,750	4,770
Total risk-based capital	$90,340	$65,630

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:     Regulatory Capital Requirements – continued

Dividend Limitations

Under State of Montana banking regulation, member banks such as the Bank generally may declare annual cash dividends up to an amount equal to the previous two years’ net earnings. Dividends in excess of such amount require approval of the Division of Banking. The Bank paid dividends of $2,000,000 and $2,400,000 during the years ended December 31, 2017 and 2016, respectively, to Eagle. Eagle paid quarterly dividends of $0.08 per share to its shareholders for the first two quarters of 2017 and $0.09 for the last two quarters of 2017. Eagle paid quarterly dividends of $0.0775 per share to its shareholders for the first two quarters of 2016 and $0.08 for the last two quarters of 2016.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19:     Related Party Transactions

In the normal course of lending, the Bank provided a commercial line of credit to an affiliated entity that is partially owned by one of the Company’s directors. The commercial line of credit had a balance of $0 as of December 31, 2017 and 2016. In addition, also in the normal course of lending, the Bank provided a commercial real estate loan during the year ended December 31, 2017 to a separate affiliated entity that is partially owned by the same director. The commercial real estate loan had a balance of $332,000 as of December 31, 2017.

NOTE 20:     Employee Benefits

Profit Sharing Plan

The Company provides a noncontributory profit sharing plan for eligible employees who have completed one year of service. The amount of the Company’s annual contribution, limited to a maximum of 15.00% of qualified employees’ salaries, is determined by the Board. Profit sharing expense was $565,000 and $451,000 for the years ended December 31, 2017 and 2016, respectively.

The Company’s profit sharing plan includes a 401(k) feature. At the discretion of the Board, the Company may match up to 50.00% of participants’ contributions up to a maximum of 4.00% of participants’ salaries. For the years ended December 31, 2017 and 2016, the Company’s match totaled $206,000 and $203,000, respectively.

Deferred Compensation Plans

The Company has entered into deferred compensation contracts with current key employees. The contracts provide fixed benefits payable in equal annual installments upon retirement. The Company purchased life insurance contracts that may be used to fund the payments. The charge to expense is based on the present value computations of anticipated liabilities. For the years ended December 31, 2017 and 2016, the total expense was $272,000 and $361,000, respectively. The Company has recorded a liability for the deferred compensation plan of $1,833,000 and $1,682,000 at December 31, 2017 and 2016, respectively, which are included in accrued expenses and other liabilities in the consolidated statements of financial condition.

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

Total ESOP expenses of $292,000 and $189,000 were recognized for the years ended December 31, 2017 and 2016, respectively. Shares totaling 16,616 were released and allocated to participants during the years ended December 31, 2017 and 2016. The cost of the 64,211 ESOP shares ($643,000 at December 31, 2017) that have not yet been allocated or committed to be released to participants is deducted from shareholders’ equity. The fair value of these shares was approximately $1,345,000 at December 31, 2017.

Stock Incentive Plan

The Company adopted the stock incentive plan on November 1, 2011 and the original number of shares of restricted stock for issuance under the plan was 98,571. The plan provides for different types of awards including stock options, restricted stock and performance shares. Under the plan, 98,571 shares of restricted stock were granted to directors and certain officers during November 2011. The plan was amended during the year ended December 31, 2015 to increase the number of shares of restricted stock for issuance under the plan from 98,571 to 168,571. The plan was amended again during the year ended December 31, 2017 to increase the number of shares of restricted stock for issuance under the plan from 168,571 to 218,571. Shares of restricted stock vest in equal installments over five years beginning one year from the grant date.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20:	Employee Benefits – continued

Stock Incentive Plan – continued

The following table shows the activity of the awards granted:

Number of
Shares

Unvested awards as of January 1, 2016	93,708
Awards granted	2,900
Awards vested	(31,945)
Awards forfeited	(395)
Unvested awards as of December 31, 2016	64,268
Awards granted	30,700
Awards vested	(13,228)
Awards forfeited	(17,280)
Unvested awards as of December 31, 2017	64,460

$277,000 and $478,000 was recognized as expense during the years ended December 31, 2017 and 2016, respectively, and is included in salaries and employee benefits in the consolidated statements of income. As of December 31, 2017, 64,460 shares of restricted stock remain unvested, for which the Company estimates to recognize expense of approximately $1,214,000 by November 2022.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21:     Financial Instruments and Off-Balance-Sheet Activities – continued

The Bank has remaining available balances for lines of credit representing credit risk of approximately $92,740,000 and $86,529,000 at December 31, 2017 and 2016, respectively. The Bank has letters of credits issued representing credit risk of approximately $3,534,000 and $3,165,000 at December 31, 2017 and 2016, respectively.

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

Outstanding derivative loan commitments expose the Bank to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amount of interest rate lock commitments was $15,338,000 and $19,738,000 at December 31, 2017 and 2016, respectively. Fixed rate commitments are extended at rates ranging from 3.25% to 5.00 % and 2.88% to 5.00% at December 31, 2017 and 2016, respectively. The fair value of such commitments was insignificant.

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

As of December 31, 2017 and 2016, the Company had entered into commitments to deliver approximately $8,735,000 and $17,808,000, respectively, in loans to various investors, all at fixed interest rates ranging from 2.48% to 4.75% and 1.87% to 4.63% at December 31, 2017 and 2016, respectively. The Company had approximately $325,000 and $558,000 of gains deferred as a result of the forward delivery commitments entered into as of December 31, 2017 and 2016, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22:     Derivatives and Hedging Activities – continued

Forward Delivery Commitments – continued

The Company did not have any gains or losses reclassified into earnings as a result of the ineffectiveness of its hedging activities. The Company considers its hedging activities to be highly effective.

The Company did not have any gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time frame as of December 31, 2017.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23:     Fair Value Disclosures – continued

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2017
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency	$-	$4,857	$-	$4,857
Municipal obligations	-	67,886	-	67,886
Corporate obligations	-	14,644	-	14,644
MBSs - government-backed	-	24,869	-	24,869
CMOs - government-backed	-	19,788	-	19,788
Loans held-for-sale	-	8,949	-	8,949

	December 31, 2016
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency	$-	$5,608	$-	$5,608
Municipal obligations	-	67,664	-	67,664
Corporate obligations	-	9,307	-	9,307
MBSs - government-backed	-	29,512	-	29,512
CMOs - government-backed	-	16,345	-	16,345
Loans held-for-sale	-	18,230	-	18,230

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

The following tables summarizes financial assets and liabilities measured at fair value on a nonrecurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2017
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$928	$928
Repossessed assets	-	-	525	525

As of December 31, 2017, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based on the fair value of the underlying collateral. Impaired loans with a carrying value of $977,000 were reduced by specific valuation allowance allocations totaling $49,000 to a total reported fair value of $928,000 based on collateral valuations utilizing Level 3 valuation inputs.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23:     Fair Value Disclosures – continued

The following table represents the Banks’s Level 3 financial assets and liabilities, the valuation techniques used to measure the fair value of those financial assets and liabilities, and the significant unobservable inputs and the ranges of values for those inputs:

	Fair Value at		Principal	Significant	Range of
	December 31,		Valuation	Unobservable	Signficant Input
Instrument	2017	2016	Technique	Inputs	Values
(Dollars In Thousands)

Impaired loans	$928	$649	Appraisal of collateral(1)	Appraisal adjustments	10	-	30%

Repossessed assets	$525	$825	Appraisal of collateral(1)(3)	Liquidation expenses(2)	10	-	30%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable, less associated allowance.
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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23:     Fair Value Disclosures – continued

FASB ASC Topic 825 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. Below is a table that summarizes the fair market values of all financial instruments of the Company at December 31, 2017 and 2016, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

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

	December 31, 2017
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$7,437	$-	$-	$7,437	$7,437
Federal Home Loan Bank stock	4,086	-	-	4,086	4,086
Federal Reserve Bank stock	1,465	-	-	1,465	1,465
Loans receivable, net	-	-	505,615	505,615	506,476
Accrued interest and dividends receivable	2,555	-	-	2,555	2,555
Mortgage servicing rights	-	-	7,312	7,312	6,578
Cash surrender value of life insurance	14,481	-	-	14,481	14,481
Financial liabilities:
Non-maturing interest bearing deposits	-	277,416	-	277,416	277,416
Noninterest bearing deposits	99,799	-	-	99,799	99,799
Time certificates of deposit	-	-	142,202	142,202	143,349
Accrued expenses and other liabilities	4,822	-	-	4,822	4,822
Federal Home Loan Bank advances and other borrowings	-	-	82,579	82,579	82,969
Other long-term debt	-	-	24,209	24,209	25,155
Off-balance-sheet instruments
Forward delivery commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23:     Fair Value Disclosures – continued

Mortgage Servicing Rights – The fair value of servicing rights was determined at loan level using discount rates ranging from 11.00% to 15.00%, prepayment speeds ranging from 103.00% to 268.00% PSA, depending on stratification of the specific loan. The fair value was also adjusted for the effect of potential past dues and foreclosures. Individual mortgage servicing rights values were capped at a maximum of 1.25% for all investors types.

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

Advances from the FHLB/Other Borrowings and Other Long-Term Debt – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective December 31, 2017 and 2016, respectively if the borrowings repriced according to their stated terms.

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

NOTE 24:     Mergers and Acquisitions

On September 5, 2017, the Company entered into an Agreement and Plan of Merger with TwinCo, Inc., a Montana corporation (“TwinCo”), and TwinCo’s wholly-owned subsidiary, Ruby Valley Bank, a Montana chartered commercial bank. The merger agreement provided that Ruby Valley Bank would merge with and into Opportunity Bank of Montana. Ruby Valley Bank operated two branches in Madison County, Montana with approximately $96,000,000 in assets, $81,000,000 in deposits and $57,000,000 in gross loans as of December 31, 2017. This acquisition closed January 31, 2018, after receipt of approvals from regulatory authorities, approval of TwinCo shareholders and satisfaction of other closing conditions.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25:	Condensed Parent Company Financial Statements

Included below are the condensed financial statements of the Parent Company, Eagle Bancorp Montana, Inc.:

Eagle Bancorp Montana, Inc.
Condensed Statements of Financial Condition

	December 31,
	2017	2016
	(In Thousands)
Assets:
Cash and cash equivalents	$878	$953
Securities available-for-sale	13,114	3,727
Investment in Eagle Bancorp Statutory Trust I	155	155
Investment in Opportunity Bank of Montana	92,429	67,609
Other assets	2,095	2,003
Total assets	$108,671	$74,447

Liabilities and Shareholders's Equity:
Accounts payable and accrued expenses	$244	$21
Other long-term debt	24,811	14,970
Shareholders' equity	83,616	59,456
Total liabilities and shareholders' equity	$108,671	$74,447

Eagle Bancorp Montana, Inc.
Condensed Statements of Income

	Years Ended
	December 31,
	2017	2016
	(In Thousands)

Interest income	$148	$98
Interest expense	(1,324)	(785)
Noninterest income	-	-
Noninterest expense	(1,238)	(515)
Loss before income taxes	(2,414)	(1,202)
Income tax benefit	(279)	(423)
Loss before equity in undistributed earnings of Opportunity Bank of Montana	(2,135)	(779)
Equity in undistributed earnings of Opportunity Bank of Montana	6,238	5,911
Net income	$4,103	$5,132

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25:     Condensed Parent Company Financial Statements – continued

Eagle Bancorp Montana, Inc.
Condensed Statements of Cash Flow

	Years Ended
	December 31,
	2017	2016
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$4,103	$5,132
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of Opportunity Bank of Montana	(6,238)	(5,911)
Other adjustments, net	311	(415)
Net cash used in operating activities	(1,824)	(1,194)

Cash Flows from Investing Activities:
Cash contributions from Opportunity Bank of Montana	2,000	2,400
Cash distributions to Opportunity Bank of Montana	(19,800)	-
Activity in available-for-sale securities:
Maturities, principal payments and calls	957	420
Purchases	(10,439)	(405)
Net cash (used in) provided by investing activities	(27,282)	2,415

Cash Flows from Financing Activities:
Employee Stock Ownership Plan payments and dividends	236	182
Proceeds from issuance of long-term debt	10,000	-
Payments for debt issuance costs	(219)	-
Proceeds from issuance of common stock	20,157	-
Treasury shares reissued for compensation	261	500
Dividends paid	(1,404)	(1,193)
Net cash provided by (used in) financing activities	29,031	(511)

Net (Decrease) Increase in Cash and Cash Equivalents	(75)	710

Cash and Cash Equivalents, beginning of period	953	243

Cash and Cash Equivalents, end of period	$878	$953

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26:	Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly consolidated results of operations:

	Year Ended December 31, 2017

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in Thousands, Except Per Share Data)
Interest and dividend income	$6,340	$6,925	$7,224	$7,371
Interest expense	857	1,045	1,065	1,127
Net interest income	5,483	5,880	6,159	6,244
Loan loss provision	301	302	331	294
Net interest income after loan loss provision	5,182	5,578	5,828	5,950
Noninterest income	3,208	3,570	3,988	3,565
Noninterest expense	7,439	7,620	7,557	8,022
Income before income tax expense	951	1,528	2,259	1,493
Income tax expense	188	462	538	940
Net income	$763	$1,066	$1,721	$553

Other comprehensive income (loss)	$37	$1,247	$(227)	$(333)
Basic earnings per common share	$0.20	$0.28	$0.45	$0.11
Diluted earnings per common share	$0.20	$0.27	$0.45	$0.11

	Year Ended December 31, 2016

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in Thousands, Except Per Share Data)
Interest and dividend income	$5,618	$5,731	$6,208	$6,354
Interest expense	750	788	787	793
Net interest income	4,868	4,943	5,421	5,561
Loan loss provision	450	459	472	452
Net interest income after loan loss provision	4,418	4,484	4,949	5,109
Noninterest income	2,896	3,806	4,689	4,599
Noninterest expense	6,548	6,686	7,159	7,626
Income before income tax expense	766	1,604	2,479	2,082
Income tax expense	119	340	707	633
Net income	$647	$1,264	$1,772	$1,449

Other comprehensive income (loss)	$668	$1,461	$(496)	$(2,296)
Basic earnings per common share	$0.17	$0.34	$0.46	$0.39
Diluted earnings per common share	$0.17	$0.32	$0.46	$0.37

NOTE 27:      Subsequent Events

A purchase of property located in downtown Billings closed January 2, 2018 where the Company paid $2,900,000. The Company plans to build a future branch in Billings at the newly acquired site.

In addition, see Note 24 for subsequent event regarding the TwinCo acquisition.