Form 10-Q
period 2018-03-31
Eagle Bancorp Montana, Inc.
filed 2018-05-10
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	5,460,452 shares outstanding

As of May 10, 2018

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2017, any subsequent Reports on Form 10-Q and Form 8-K, and other filings with the SEC. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS:
Cash and due from banks	$7,679	$5,517
Interest bearing deposits in banks	1,641	1,920
Federal funds sold	3,591	-
Total cash and cash equivalents	12,911	7,437

Securities available-for-sale	158,417	132,044
Federal Home Loan Bank stock	3,704	4,086
Federal Reserve Bank stock	2,019	1,465
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	8,979	8,949
Loans receivable, net of deferred loan fees of $1,008 at March 31, 2018 and $1,093 at December 31, 2017 and allowance for loan losses of $6,130 at March 31, 2018 and $5,750 at December 31, 2017	560,852	507,404
Accrued interest and dividends receivable	3,212	2,555
Mortgage servicing rights, net	6,613	6,578
Premises and equipment, net	27,364	21,958
Cash surrender value of life insurance	14,575	14,481
Real estate and other repossessed assets acquired in settlement of loans, net	639	525
Goodwill	12,124	7,034
Core deposit intangible, net	1,859	273
Deferred tax asset, net	2,040	1,360
Other assets	472	478

Total assets	$815,935	$716,782

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	March 31,	December 31,
	2018	2017
LIABILITIES:
Deposit accounts:
Noninterest bearing	$133,933	$99,799
Interest bearing	492,002	420,765
Total deposits	625,935	520,564

Accrued expenses and other liabilities	4,697	4,822
Federal Home Loan Bank advances and other borrowings	69,528	82,969
Other Long-term debt:
Principal amount	25,155	25,155
Unamortized debt issuance costs	(328)	(344)
Total other long-term debt less unamortized debt issuance costs	24,827	24,811

Total liabilities	724,987	633,166

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 8,000,000 shares authorized; 5,718,942 and 5,272,168 shares issued; 5,460,452 and 5,013,678 shares outstanding at March 31, 2018 and December 31, 2017)	57	53
Additional paid-in capital	51,849	42,780
Unallocated common stock held by Employee Stock Ownership Plan	(601)	(643)
Treasury stock, at cost	(2,826)	(2,826)
Retained earnings	44,020	43,939
Net accumulated other comprehensive (loss) income	(1,551)	313
Total shareholders' equity	90,948	83,616

Total liabilities and shareholders' equity	$815,935	$716,782

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$6,872	$5,570
Securities available-for-sale	989	729
Federal Home Loan Bank dividends	79	40
Interest on deposits with banks	17	-
Other interest income	-	1
Total interest and dividend income	7,957	6,340

INTEREST EXPENSE:
Deposits	426	380
Federal Home Loan Bank advances and other borrowings	337	205
Long-term debt	347	272
Total interest expense	1,110	857

NET INTEREST INCOME	6,847	5,483

Loan loss provision	502	301

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	6,345	5,182

NONINTEREST INCOME:
Service charges on deposit accounts	226	232
Net gain on sale of loans (includes $325 and $558 for the three months ended March 31, 2018 and 2017, respectively, related to accumulated other comprehensive earnings reclassification)	1,439	1,825
Mortgage loan servicing fees	560	547
Wealth management income	132	141
Interchange and ATM fees	225	206
Appreciation in cash surrender value of life insurance	124	124
Net loss on sale of available-for-sale securities (includes $105 and $0 for the three months ended March 31, 2018 and 2017, respectively, related to accumulated other comprehensive earnings reclassification)	(105)	-
Net loss on sale of real estate owned and other repossessed property	(25)	(1)
Other noninterest income	103	134
Total noninterest income	2,679	3,208

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
		(As Restated)
NONINTEREST EXPENSE:
Salaries and employee benefits	4,909	4,433
Occupancy and equipment expense	828	717
Data processing	637	567
Advertising	278	189
Amortization of mortgage servicing rights	241	262
Amortization of core deposit intangible and tax credits	102	107
Federal insurance premiums	69	84
Postage	50	48
Legal, accounting and examination fees	142	85
Consulting fees	17	49
Acquisition costs	234	-
Write-down on real estate owned and other repossessed property	-	36
Other noninterest expense	817	862
Total noninterest expense	8,324	7,439

INCOME BEFORE INCOME TAXES	700	951

Income tax expense (includes ($677) and $25 for the three months ended March 31, 2018 and 2017, respectively, related to income tax (benefit) expense from reclassification items)	127	188

NET INCOME	$573	$763

BASIC EARNINGS PER SHARE	$0.11	$0.20

DILUTED EARNINGS PER SHARE	$0.11	$0.20

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC EPS)	5,311,527	3,811,409

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED EPS)	5,375,987	3,875,677

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

NET INCOME	$573	$763

OTHER ITEMS OF COMPREHENSIVE (LOSS) INCOME:
Change in fair value of investment securities available-for-sale, before income taxes	(2,583)	279
Reclassification for realized gains and losses on investment securities included in income, before income tax	105	-
Change in fair value of derivatives designated as cash flow hedges, before income taxes	262	341
Reclassification for realized gains on derivatives designated as cash flow hedges, before income taxes	(325)	(558)
Total other items of comprehensive (loss) income	(2,541)	62

Income tax benefit (expense) related to:
Investment securities	660	(113)
Derivatives designated as cash flow hedges	17	88
Total income tax benefit (expense)	677	(25)

COMPREHENSIVE (LOSS) INCOME	$(1,291)	$800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended March 31, 2018 and March 31, 2017

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							ACCUMULATED
				UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME (LOSS)	TOTAL

Balance at January 1, 2017	$-	$41	$22,366	$(809)	$(2,971)	$41,240	$(411)	$59,456

Net income						763		763

Other comprehensive income							37	37

Dividends paid ($0.08 per share)						(304)		(304)

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (4,154 shares)			41	42				83

Balance at March 31, 2017	$-	$41	$22,407	$(767)	$(2,971)	$41,699	$(374)	$60,035

Balance at January 1, 2018	$-	$53	$42,780	$(643)	$(2,826)	$43,939	$313	$83,616

Net income						573		573

Other comprehensive loss							(1,864)	(1,864)

Dividends paid ($0.09 per share)						(492)		(492)

Stock issued in connection with TwinCo acquisition		4	9,026					9,030

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (4,154 shares)			43	42				85

Balance at March 31, 2018	$-	$57	$51,849	$(601)	$(2,826)	$44,020	$(1,551)	$90,948

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$573	$763
Adjustments to reconcile net income to net cash provided by operating activities:
Loan loss provision	502	301
Write-down on real estate owned and other repossessed assets	-	36
Depreciation	273	238
Net amortization of investment securities premium and discounts	307	412
Amortization of mortgage servicing rights	241	262
Amortization of core deposit intangible and tax credits	102	107
Deferred income tax expense (benefit)	189	(96)
Net gain on sale of loans	(1,439)	(1,825)
Net loss on sale of available-for-sale securities	105	-
Net loss on sale of real estate owned and other repossessed assets	25	1
Net appreciation in cash surrender value of life insurance	(116)	(96)
Net change in:
Accrued interest and dividends receivable	48	22
Loans held-for-sale	1,346	11,406
Other assets	10	87
Accrued expenses and other liabilities	(59)	101
Net cash provided by operating activities	2,107	11,719

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	25,994	-
Maturities, principal payments and calls	2,578	2,093
Purchases	(27,107)	(1,002)
Federal Home Loan Bank stock redeemed	493	668
Federal Reserve Bank stock purchased	(554)	-
Cash paid for TwinCo acquisition, net of cash received	(4,243)	-
Loan origination and principal collection, net	827	(22,994)
Proceeds from bank owned life insurance	205	-
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	-	120
Additions to premises and equipment	(4,074)	(595)
Net cash used in investing activities	(5,881)	(21,710)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$23,181	$13,490
Net short-term payments on Federal Home Loan Bank and other borrowings	(11,495)	(14,993)
Long-term advances from Federal Home Loan Bank and other borrowings	-	5,000
Payments on long-term Federal Home Loan Bank and other borrowings	(1,946)	(4,154)
Dividends paid	(492)	(304)
Proceeds from issuance of long-term debt	-	10,000
Payments for debt issuance costs	-	(200)
Net cash provided by financing activities	9,248	8,839

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,474	(1,152)

CASH AND CASH EQUIVALENTS, beginning of period	7,437	7,318

CASH AND CASH EQUIVALENTS, end of period	$12,911	$6,166

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,229	$776

Cash paid during the period for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in market value of securities available-for-sale	$(2,478)	$279

Mortgage servicing rights recognized	$276	$301

Loans transferred to real estate and other assets acquired in foreclosure	$4	$-

Stock issued in connection with TwinCo acquisition	$9,030	$-

Employee Stock Ownership Plan shares released	$85	$83

See Note 12. Mergers and Acquisitions for additional information related to assets acquired and liabilities assumed in the TwinCo acquisition.

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

The results of operations for the three month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle Bancorp Montana, Inc.’s (“the Company” or “Eagle”) Form 10-K for the year ended December 31, 2017.

Certain loan amounts were reclassified for prior periods to conform to the presentation for 2018. These reclassifications had no impact on net income or total shareholders’ equity. During the quarter ended March 31, 2018, Eagle completed the acquisition of TwinCo, Inc. (“TwinCo”). See Note 12. Mergers and Acquisitions for more information. The acquisition included the addition of over $55,000,000 in gross loans and added a considerable amount to Eagle’s agricultural loans. There was no impact to Eagle’s loan policies due to the acquisition.

The Company evaluated subsequent events for potential recognition and/or disclosure through May 10, 2018, the date the unaudited consolidated financial statements were issued.

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	March 31, 2018				December 31, 2017
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(In Thousands)
Available-for-Sale:
U.S. government and agency obligations	$9,619	$-	$(103)	$9,516	$4,881	$13	$(37)	$4,857
Municipal obligations	78,745	385	(1,555)	77,575	67,508	807	(429)	67,886
Corporate obligations	14,199	6	(244)	13,961	14,725	18	(99)	14,644
Mortgage-backed securities	26,916	274	(453)	26,737	24,770	364	(265)	24,869
Collateralized mortgage obligations	23,843	5	(640)	23,208	20,051	7	(270)	19,788
Asset-backed securities	7,464	-	(44)	7,420	-	-	-	-
Total	$160,786	$670	$(3,039)	$158,417	$131,935	$1,209	$(1,100)	$132,044

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 2. INVESTMENT SECURITIES - continued

Proceeds from sales of available-for-sale securities and the associated gross realized gains and losses were as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In Thousands)

Proceeds from sale of available-for-sale securities	$25,994	$-

Gross realized gain on sale of available-for-sale securities	$-	$-
Gross realized loss on sale of available-for-sale securities	(105)	-
Net realized loss on sale of available-for-sale securities	$(105)	$-

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2018
	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$3,231	$3,224
Due from one to five years	14,399	14,136
Due from five to ten years	18,191	17,957
Due after ten years	74,206	73,155
	110,027	108,472
Mortgage-backed securities	26,916	26,737
Collateralized mortgage obligations	23,843	23,208
Total	$160,786	$158,417

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 2. INVESTMENT SECURITIES – continued

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	March 31, 2018
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$8,175	$(60)	$1,342	$(43)
Municipal obligations	40,648	(740)	15,263	(815)
Corporate obligations	9,969	(227)	2,485	(17)
Mortgage-backed securities and collateralized mortgage obligations	15,424	(388)	21,319	(705)
Asset-backed securities	7,420	(44)	-	-
Total	$81,636	$(1,459)	$40,409	$(1,580)

	December 31, 2017
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$2,493	$(14)	$1,363	$(23)
Municipal obligations	15,404	(87)	16,675	(342)
Corporate obligations	7,643	(71)	3,981	(28)
Mortgage-backed securities and collateralized mortgage obligations	9,107	(81)	21,653	(454)
Asset-backed securities	-	-	-	-
Total	$34,647	$(253)	$43,672	$(847)

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of March 31, 2018 and December 31, 2017, there were, respectively, 134 and 87 securities in unrealized loss positions that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

As of March 31, 2018, 93 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 2.47% from the Company’s amortized cost basis of these securities. At December 31, 2017, 52 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 1.28% from the Company’s amortized cost basis of these securities. As of March 31, 2018, 15 corporate obligations had unrealized losses of approximately 1.92% from the Company’s amortized cost basis of these securities. At December 31, 2017, 15 corporate obligations had an unrealized loss with aggregate depreciation of approximately 0.84% from the Company's amortized cost basis of these securities. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 2. INVESTMENT SECURITIES – continued

As of March 31, 2018, 23 mortgage-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) had unrealized losses with aggregate depreciation of approximately 2.89% from the Company’s amortized cost basis of these securities. At December 31, 2017, 20 MBSs and CMOs had unrealized losses with aggregate depreciation of approximately 1.71% from the Company’s amortized cost basis. Management’s analysis as of March 31, 2018 revealed no expected credit losses on the securities and therefore, declines are not deemed to be other than temporary.

As of March 31, 2018, 3 asset-backed securities (“ABSs”) had unrealized losses with aggregate depreciation of approximately 0.59% from the Company’s amortized cost basis of these securities. The ABSs were purchased during the quarter ended March 31, 2018. Management’s analysis as of March 31, 2018 revealed no expected credit losses on the securities and therefore, declines are not deemed to be other than temporary.

NOTE 3. LOANS RECEIVABLE

Loans receivable consisted of the following:

	March 31,	December 31,
	2018	2017
	(In Thousands)
First mortgage loans:
Residential 1-4 family	$139,499	$135,217
Commercial real estate	272,915	244,783

Other loans:
Home equity	52,028	52,672
Consumer	17,252	15,712
Commercial	86,296	65,863

Total	567,990	514,247

Deferred loan fees, net	(1,008)	(1,093)
Allowance for loan losses	(6,130)	(5,750)
Total loans, net	$560,852	$507,404

Within the commercial real estate loan category, $12,957,000 and $13,114,000 was guaranteed by the United States Department of Agriculture Rural Development, at March 31, 2018 and December 31, 2017, respectively. The commercial real estate loan category and the commercial category also include $2,567,000 and $1,973,000 of loans guaranteed by the United States Department of Agriculture Farm Service Agency at March 31, 2018, respectively. The United States Department of Agriculture Farm Service Agency guaranteed loans were acquired through the TwinCo acquisition. In addition, within the commercial loan category, $283,000 and $486,000 were in loans originated through a syndication program where the business resides outside of Montana, at March 31, 2018, and December 31, 2017, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 3. LOANS RECEIVABLE – continued

The following table includes information regarding nonperforming assets.

	March 31,	December 31,
	2018	2017
	(Dollars in Thousands)

Non-accrual loans	$1,740	$977
Accruing loans delinquent 90 days or more	-	-
Restructured loans, net	1,622	-
Total nonperforming loans	3,362	977
Real estate owned and other repossessed assets, net	639	525
Total nonperforming assets	$4,001	$1,502

Total nonperforming assets as a percentage of total assets	0.49%	0.21%

Allowance for loan losses	$6,130	$5,750

Percent of allowance for loan losses to nonperforming loans	182.33%	588.54%

Percent of allowance for loan losses to nonperforming assets	153.21%	382.82%

Allowance for loan losses activity was as follows:

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, January 1, 2018	$1,301	$2,778	$506	$225	$940	$5,750
Charge-offs	-	-	(80)	(27)	(23)	(130)
Recoveries	-	3	1	2	2	8
Provision	-	421	-	-	81	502
Ending balance, March 31, 2018	$1,301	$3,202	$427	$200	$1,000	$6,130

Ending balance, March 31, 2018 allocated to loans individually evaluated for impairment	$-	$-	$-	$4	$-	$4

Ending balance, March 31, 2018 allocated to loans collectively evaluated for impairment	$1,301	$3,202	$427	$196	$1,000	$6,126

Loans receivable:
Ending balance, March 31, 2018	$139,499	$272,915	$52,028	$17,252	$86,296	$567,990

Ending balance, March 31, 2018 of loans individually evaluated for impairment	$1,325	$1,524	$241	$110	$162	$3,362

Ending balance, March 31, 2018 of loans collectively evaluated for impairment	$138,174	$271,391	$51,787	$17,142	$86,134	$564,628

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 3. LOANS RECEIVABLE - continued

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, January 1, 2017	$1,241	$2,079	$460	$193	$797	$4,770
Charge-offs	-	-	-	(9)	-	(9)
Recoveries	-	-	5	8	-	13
Provision	10	199	6	18	68	301
Ending balance, March 31, 2017	$1,251	$2,278	$471	$210	$865	$5,075

Ending balance, March 31, 2017 allocated to loans individually evaluated for impairment	$-	$-	$-	$16	$46	$62

Ending balance, March 31, 2017 allocated to loans collectively evaluated for impairment	$1,251	$2,278	$471	$194	$819	$5,013

Loans receivable:
Ending balance, March 31, 2017	$136,990	$234,467	$49,037	$14,786	$54,614	$489,894

Ending balance, March 31, 2017 of loans individually evaluated for impairment	$221	$-	$336	$136	$146	$839

Ending balance, March 31, 2017 of loans collectively evaluated for impairment	$136,769	$234,467	$48,701	$14,650	$54,468	$489,055

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

Internal classification of the loan portfolio was as follows:

	March 31, 2018
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
First mortgage loans:
Residential 1-4 family	$111,756	$-	$1,135	$-	$-	$112,891
Residential 1-4 family construction	26,152	-	456	-	-	26,608
Commercial real estate	213,383	-	1,825	-	-	215,208
Commercial construction and development	32,308	-	-	-	-	32,308
Farmland	25,399	-	-	-	-	25,399
Other loans:
Home equity	51,787	-	241	-	-	52,028
Consumer	17,096	-	152	-	4	17,252
Commercial	69,337	-	201	-	-	69,538
Agricultural	16,624	-	134	-	-	16,758
Total	$563,842	$-	$4,144	$-	$4	$567,990

	December 31, 2017
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
First mortgage loans:
Residential 1-4 family	$109,167	$-	$744	$-	$-	$109,911
Residential 1-4 family construction	24,850	-	456	-	-	25,306
Commercial real estate	194,502	-	303	-	-	194,805
Commercial construction and development	38,351	-	-	-	-	38,351
Farmland	11,627	-	-	-	-	11,627
Other loans:
Home equity	52,430	-	242	-	-	52,672
Consumer	15,549	-	136	-	27	15,712
Commercial	63,165	-	113	-	22	63,300
Agricultural	2,563	-	-	-	-	2,563
Total	$512,204	$-	$1,994	$-	$49	$514,247

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 3. LOANS RECEIVABLE - continued

Credit risk profile based on payment activity of the loan portfolio was as follows:

	March 31, 2018
		Restructured
	Performing	Loans	Nonperforming	Total
	(In Thousands)
First mortgage loans:
Residential 1-4 family	$112,022	$626	$243	$112,891
Residential 1-4 family construction	26,152	-	456	26,608
Commercial real estate	213,684	996	528	215,208
Commercial construction and development	32,308	-	-	32,308
Farmland	25,399	-	-	25,399
Other loans:
Home equity	51,787	-	241	52,028
Consumer	17,142	-	110	17,252
Commercial	69,376	-	162	69,538
Agricultural	16,758	-	-	16,758
Total	$564,628	$1,622	$1,740	$567,990

	December 31, 2017
		Restructured
	Performing	Loans	Nonperforming	Total
	(In Thousands)
First mortgage loans:
Residential 1-4 family	$109,436	$-	$475	$109,911
Residential 1-4 family construction	25,306	-	-	25,306
Commercial real estate	194,805	-	-	194,805
Commercial construction and development	38,351	-	-	38,351
Farmland	11,627	-	-	11,627
Other loans:
Home equity	52,430	-	242	52,672
Consumer	15,559	-	153	15,712
Commercial	63,193	-	107	63,300
Agricultural	2,563	-	-	2,563
Total	$513,270	$-	$977	$514,247

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 3. LOANS RECEIVABLE - continued

The following tables include information regarding delinquencies within the loan portfolio.

	March 31, 2018
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
First mortgage loans:
Residential 1-4 family	$253	$-	$253	$243	$112,395	$112,891
Residential 1-4 family construction	-	-	-	456	26,152	26,608
Commercial real estate	338	-	338	528	214,342	215,208
Commercial construction and development	-	-	-	-	32,308	32,308
Farmland	-	-	-	-	25,399	25,399
Other loans:
Home equity	710	-	710	241	51,077	52,028
Consumer	230	-	230	110	16,912	17,252
Commercial	31	-	31	162	69,345	69,538
Agricultural	-	-	-	-	16,758	16,758
Total	$1,562	-	$1,562	$1,740	$564,688	$567,990

	December 31, 2017
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
First mortgage loans:
Residential 1-4 family	$898	$-	$898	$475	$108,538	$109,911
Residential 1-4 family construction	409	-	409	-	24,897	25,306
Commercial real estate	291	-	291	-	194,514	194,805
Commercial construction and development	-	-	-	-	38,351	38,351
Farmland	-	-	-	-	11,627	11,627
Other loans:
Home equity	212	-	212	242	52,218	52,672
Consumer	111	-	111	153	15,448	15,712
Commercial	116	-	116	107	63,077	63,300
Agricultural	-	-	-	-	2,563	2,563
Total	$2,037	$-	$2,037	$977	$511,233	$514,247

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 3. LOANS RECEIVABLE - continued

The following tables include information regarding impaired loans.

	March 31, 2018
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
With no related allowance:
First mortgage loans:
Residential 1-4 family	$869	$885	$-
Residential 1-4 family construction	456	456	-
Commercial real estate	1,524	1,524	-
Commercial construction and development	-	-	-
Farmland	-	-	-
Other loans:
Home equity	241	269	-
Consumer	106	157	-
Commercial	162	165	-
Agricultural	-	-	-

With a related allowance:
First mortgage loans:
Residential 1-4 family	-	-	-
Residential 1-4 family construction	-	-	-
Commercial real estate	-	-	-
Commercial construction and development	-	-	-
Farmland	-	-	-
Other loans:
Home equity	-	-	-
Consumer	4	4	4
Commercial	-	-	-
Agricultural	-	-	-

Total:
First mortgage loans:
Residential 1-4 family	869	885	-
Residential 1-4 family construction	456	456	-
Commercial real estate	1,524	1,524	-
Commercial construction and development	-	-	-
Farmland	-	-	-
Other loans:
Home equity	241	269	-
Consumer	110	161	4
Commercial	162	165	-
Agricultural	-	-	-
Total	$3,362	$3,460	$4

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 3. LOANS RECEIVABLE - continued

	December 31, 2017
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
With no related allowance:
First mortgage loans:
Residential 1-4 family	$475	$487	$-
Residential 1-4 family construction	-	-	-
Commercial real estate	-	-	-
Commercial construction and development	-	-	-
Farmland	-	-	-
Other loans:
Home equity	242	263	-
Consumer	126	176	-
Commercial	85	87	-
Agricultural	-	-	-

With a related allowance:
First mortgage loans:
Residential 1-4 family	-	-	-
Residential 1-4 family construction	-	-	-
Commercial real estate	-	-	-
Commercial construction and development	-	-	-
Farmland	-	-	-
Other loans:
Home equity	-	-	-
Consumer	27	27	27
Commercial	22	22	22
Agricultural	-	-	-

Total:
First mortgage loans:
Residential 1-4 family	475	487	-
Residential 1-4 family construction	-	-	-
Commercial real estate	-	-	-
Commercial construction and development	-	-	-
Farmland	-	-	-
Other loans:
Home equity	242	263	-
Consumer	153	203	27
Commercial	107	109	22
Agricultural	-	-	-
Total	$977	$1,062	$49

The difference between the recorded investment for restructured loans and the unpaid contractual principal balance of those loans is considered insignificant at March 31, 2018. There were no restructured loans at December 31, 2017.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 3. LOANS RECEIVABLE – continued

	Three Months Ended
	March 31,
	2018	2017
	Average Recorded Investment
	(In Thousands)
First mortgage loans:
Residential 1-4 family	$672	$221
Residential 1-4 family construction	228	-
Commercial real estate	762	-
Commercial construction and development	-	-
Farmland	-	-
Other loans:
Home equity	242	338
Consumer	131	116
Commercial	135	73
Agricultural	-	-
Total	$2,170	$748

Interest income recognized on impaired loans for the three months ended March 31, 2018 and 2017 is considered insignificant.

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

During the three months ended March 31, 2018 and 2017, there were no new restructured loans. However, three TDR’s were acquired through the TwinCo acquisition. See Note 12. Mergers and Acquisitions for more information related to the acquisition.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 4. TROUBLED DEBT RESTRUCTURINGS – continued

Information related to the acquired TDR’s is as follows:

March 31, 2018
	Accrual	Non-Accrual	Total
	Status	Status	Modification
(In Thousands)
First mortgage loans:
Residential 1-4 family	$626	$-	$626
Residential 1-4 family construction	-	-	-
Commercial real estate	996	-	996
Commercial construction and development	-	-	-
Farmland	-	-	-
Other loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	-	-	-
Agricultural	-	-	-
Total	$1,622	$-	$1,622

The difference between the recorded investment for restructured loans and the unpaid contractual principal balance of those loans is considered insignificant at March 31, 2018.

The Bank’s policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Bank’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

There were no loans modified as a troubled debt restructured loan within the previous three months for which there was a payment default during the three months ended March 31, 2018.

A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral. As of March 31, 2018 and December 31, 2017, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

NOTE 5. DEPOSITS

Deposits are summarized as follows:

	March 31,	December 31,
	2018	2017
	(In Thousands)

Noninterest checking	$133,933	$99,799
Interest bearing checking	110,636	99,255
Savings	106,244	88,603
Money market	108,934	89,558
Time certificates of deposit	166,188	143,349
Total	$625,935	$520,564

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 6. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

	March 31, 2018		December 31, 2017
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)

Senior notes fixed at 5.75%, due 2022	$10,000	$(169)	$10,000	$(180)
Subordinated debentures fixed at 6.75%, due 2025	10,000	(159)	10,000	(164)
Subordinated debentures variable at 3-Month Libor plus 1.42%, due 2035	5,155	-	5,155	-
Total other long-term debt	$25,155	$(328)	$25,155	$(344)

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

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to Eagle Bancorp Statutory Trust I (“the Trust”). The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at 3-Month LIBOR plus 1.42%, making the rate 3.732% and 3.114% as of March 31, 2018 and December 31, 2017, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date.

For the three months ended March 31, 2018 and 2017, interest expense on other long-term debt was $347,000 and $272,000, respectively.

NOTE 7. EARNINGS PER SHARE

Basic earnings per share for the three months ended March 31, 2018 was computed using 5,311,527 weighted average shares outstanding. Basic earnings per share for the three months ended March 31, 2017 was computed using 3,811,409 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations was 5,375,987 for the three months ended March 31, 2018 and 3,875,677 for the three months ended March 31, 2017.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 8. DIVIDENDS AND STOCK REPURCHASE PROGRAM

For the year ended December 31, 2017, Eagle paid dividends of $0.08 per share for the quarters ended March 31 and June 30, 2017. Eagle paid dividends of $0.09 per share for the quarters ended September 30 and December 31, 2017. A dividend of $0.09 per share was declared on January 25, 2018 and paid March 1, 2018 to shareholders of record on February 9, 2018. A dividend of $0.09 per share was declared on April 19, 2018, payable on June 1, 2018 to shareholders of record on May 11, 2018.

On July 20, 2017, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased under this plan during the year ended December 31, 2017 or the three months ended March 31, 2018. The plan expires on July 20, 2018.

On July 21, 2016, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. No shares were purchased under this plan. The plan expired on July 21, 2017.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on Derivatives	on Investment
	Designated as	Securities
	Cash Flow Hedges	Available-for-Sale	Total

Balance, January 1, 2018	$234	$79	$313
Other comprehensive income (loss), before reclassifications and income taxes	262	(2,583)	(2,321)
Amounts reclassified from accumulated other comprehensive income, before income taxes	(325)	105	(220)
Income tax benefit	17	660	677
Total other comprehensive loss	(46)	(1,818)	(1,864)
Balance, March 31, 2018	$188	$(1,739)	$(1,551)

Balance, January 1, 2017	$330	$(741)	$(411)
Other comprehensive income, before reclassifications and income taxes	341	279	620
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(558)	-	(558)
Income tax benefit (expense)	88	(113)	(25)
Total other comprehensive (loss) income	(129)	166	37
Balance, March 31, 2017	$201	$(575)	$(374)

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

Interest Rate Lock Commitments

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amount of interest rate lock commitments was $31,067,000 and $15,338,000 at March 31, 2018 and December 31, 2017, respectively. The fair value of such commitments was insignificant.

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

	March 31, 2018
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency	$-	$9,516	$-	$9,516
Municipal obligations	-	77,575	-	77,575
Corporate obligations	-	13,961	-	13,961
Mortgage-backed securities	-	26,737	-	26,737
Collateralized mortgage obligations	-	23,208	-	23,208
Asset-backed securities	-	7,420	-	7,420
Loans held-for-sale	-	8,979	-	8,979

	December 31, 2017
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency	$-	$4,857	$-	$4,857
Municipal obligations	-	67,886	-	67,886
Corporate obligations	-	14,644	-	14,644
Mortgage-backed securities	-	24,869	-	24,869
Collateralized mortgage obligations	-	19,788	-	19,788
Asset-backed securities	-	-	-	-
Loans held-for-sale	-	8,949	-	8,949

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

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2018
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$3,358	$3,358
Repossessed assets	-	-	639	639

	December 31, 2017
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$928	$928
Repossessed assets	-	-	525	525

As of March 31, 2018, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $3,362,000 were reduced by specific valuation allowance allocations totaling $4,000 to a total reported fair value of $3,358,000 based on collateral valuations utilizing Level 3 valuation inputs.

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

	Fair Value at		Principal	Significant	Range of
	March 31,	December 31,	Valuation	Unobservable	Signficant Input
Instrument	2018	2017	Technique	Inputs	Values
(Dollars In Thousands)
Impaired loans	$3,358	$928	Appraisal of collateral(1)	Appraisal adjustments	10	-	30%

Repossessed assets	$639	$525	Appraisal of collateral(1)(3)	Liquidation expenses(2)	10	-	30%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable, less associated allowance.
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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 11. FAIR VALUE DISCLOSURES - continued

FASB ASC Topic 825 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. Below is a table that summarizes the fair market values of all financial instruments of the Company at March 31, 2018 and December 31, 2017, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

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

	March 31, 2018
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$12,911	$-	$-	$12,911	$12,911
Federal Home Loan Bank stock	3,704	-	-	3,704	3,704
Federal Reserve Bank stock	2,019	-	-	2,019	2,019
Loans receivable, net	-	-	552,644	552,644	557,494
Accrued interest and dividends receivable	3,212	-	-	3,212	3,212
Mortgage servicing rights	-	-	7,733	7,733	6,613
Cash surrender value of life insurance	14,575	-	-	14,575	14,575
Financial liabilities:
Non-maturing interest bearing deposits	-	325,814	-	325,814	325,814
Noninterest bearing deposits	133,933	-	-	133,933	133,933
Time certificates of deposit	-	-	164,377	164,377	166,188
Accrued expenses and other liabilities	4,697	-	-	4,697	4,697
Federal Home Loan Bank advances and other borrowings	-	-	68,993	68,993	69,528
Long-term debt	-	-	23,901	23,901	25,155
Off-balance-sheet instruments	-
Forward delivery commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 11. FAIR VALUE DISCLOSURES – continued

	December 31, 2017
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

The following methods and assumptions were used by the Company in estimating the fair value of the following classes of financial instruments. However, the Form 10-K for the year ended December 31, 2017 provides additional description of valuation methodologies used in estimating fair value of these financial instruments.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 11. FAIR VALUE DISCLOSURES – continued

Mortgage Servicing Rights – the fair value of servicing rights was determined at loan level using a discount rate of 13.00% for all investor types, prepayment speeds ranging from 100.00% to 247.00% PSA, depending on stratification of the specific loan. The fair value was also adjusted for the effect of potential past dues and foreclosures. Individual mortgage servicing rights values were capped at a maximum of 1.25% for all investor types.

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

Advances from the FHLB/Other Borrowings and Other Long-Term Debt – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective March 31, 2018 and December 31, 2017, respectively if the borrowings repriced according to their stated terms.

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

NOTE 12. MERGERS AND ACQUISITIONS

On September 5, 2017, the Company entered into an Agreement and Plan of Merger with TwinCo, a Montana corporation, and TwinCo’s wholly-owned subsidiary, Ruby Valley Bank, a Montana chartered commercial bank to acquire 100% of TwinCo’s equity voting interests. The merger agreement provided that Ruby Valley Bank would merge with and into Opportunity Bank of Montana and that TwinCo would merge with and into the Company. Ruby Valley Bank operated 2 branches in Madison County, Montana. The transaction provided an opportunity to expand market presence and lending activities, particularly in agricultural lending. The acquisition closed January 31, 2018, after receipt of approvals from regulatory authorities, approval of TwinCo shareholders and the satisfaction of other closing conditions. The total consideration paid was $18,930,000 and included cash consideration of $9,900,000 and common stock issued of $9,030,000.

The transaction was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. In business combination transactions in which the consideration given is not in the form of cash (that is, in the form of non-cash assets, liabilities incurred, or equity interests issued), measurement of the acquisition consideration is based on the fair value of the consideration given or the fair value of the asset (or net assets) acquired, whichever is more clearly evident and, thus, a more reliable measure.

Under FASB ASC 805, all of the assets acquired and liabilities assumed in a business combination are recognized at acquisition at their acquisition-date fair value, while transaction costs and restructuring costs associated with the business combination are expensed as incurred. The excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. Goodwill recorded in the acquisition was accounted for in accordance with the authoritative business combination guidance. Accordingly, goodwill will not be amortized, but will be tested for impairment annually. The goodwill recorded is not deductible for federal income tax purposes.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 12. MERGERS AND ACQUISITIONS – continued

The assets acquired and liabilities assumed were recorded on the consolidated statement of financial condition at estimated fair value on acquisition date. The following table summarizes the fair values of the assets acquired and liabilities assumed, consideration paid and the resulting goodwill.

January 31,
2018
(In Thousands)
Assets acquired:
Cash and cash equivalents	$5,657
Investment securities	30,728
Loans	55,057
Premises and equipment	1,605
Other real estate owned	135
Core deposit intangible	1,609
Other assets	1,258
Total assets acquired	$96,049

Liabilities assumed:
Deposits	$82,190
Accrued expenses and other liabilities	19
Total liabilities assumed	$82,209

Net assets acquired	$13,840

Consideration paid:
Cash	$9,900
Common stock issued (446,774 shares)	9,030
Total consideration paid	$18,930

Goodwill resulting from acquisition	$5,090

The fair value analysis of the loan portfolio resulted in a valuation adjustment for each loan based on an amortization schedule of expected cash flow. Individual amortization schedules were used for each loan over a certain amount and those with specifically identified loss exposure. The remainder of the loans were grouped by type and risk rating into loan pools (based on loans type, fixed or variable interest rate, revolving or term payments and risk rating). Yield inputs for the amortization schedules included contractual interest rates, estimated prepayment speeds, liquidity adjustments and market yields. Credit inputs for the amortization schedules included probability of payment default, loss given default rates and individually identified loss exposure.

Information regarding loans acquired as of acquisition date is as follows:

January 31,
2018
(In Thousands)
Contractually required principal and interest at acquisition	$56,891
Contractual cash flows not expected to be collected (nonaccretable discount)	(1,346)

Expected cash flows at acquisition	55,545
Interest component of expected cash flows (accretable discount)	(488)

Fair value of acquired loans	$55,057

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 12. MERGERS AND ACQUISITIONS – continued

Core deposit intangible assets of $1,609,000 are being amortized using an accelerated method over the estimated useful lives of the related deposits of 10 years.

The core deposit intangible value is a function of the difference between the cost of the acquired core deposits and the alternative cost of funds. This cash flow stream was discounted to present value. The fair value of other deposit accounts acquired were valued by estimating future cash flows to be received or paid from individual or homogenous groups of assets and liabilities and then discounting those cash flows to a present value using rates of return that were available in financial markets for similar financial instruments on or near January 31, 2018.

Direct costs related to the acquisition were expensed as incurred. The Company recorded acquisition costs of $234,000 during the quarter ended March 31, 2018 and $676,000 during the year ended December 31, 2017. Acquisition costs included legal and professional fees incurred related to the acquisition.

Operations of TwinCo have been included in the consolidated financial statements since February 1, 2018. The Company does not consider TwinCo a separate reporting segment and does not track the amount of revenues and net income attributable to TwinCo since acquisition. As such, it is impracticable to determine such amounts for the period from February 1, 2018 through March 31, 2018.

The accompanying consolidated statements of income include the results of operations of the acquired entity since the January 31, 2018 acquisition date. The following table presents unaudited pro forma results of operations for the three months ended March 31, 2018 and 2017 as if the acquisition had occurred on January 1, 2017. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments and amortization of the core deposit intangible asset. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company purchased and assumed the assets and liabilities of TwinCo on January 1, 2017. Cost savings are also not reflected in the unaudited pro forma amounts for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
	2018	2017
	(In Thousands)
Pro forma net income1)
Net interest income after loan loss provision	$6,628	$6,110
Noninterest income	2,714	3,289
Noninterest expense	8,475	8,112
Income before income taxes	867	1,287
Income tax expense	173	360
Net income	$694	$927

Pro forma earnings per share1)
Basic earnings per share	$0.13	$0.24
Diluted earnings per share	$0.13	$0.24

Weighted average shares outstanding, basic	5,311,527	3,811,409
Weighted average shares outstanding, diluted	5,375,987	3,875,677

1)	Significant assumptions utilized include the acquisition cost noted above, accretion of interest rate fair value adjustments and a 20% effective tax rate.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance is a comprehensive new revenue recognition standard that supersede substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB agreed to delay the effective date of the standard by one year. Therefore, the new standard was effective in the first quarter of 2018 and was adopted by the Company. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The largest percentage of our non-interest income is derived from the gain on sale of mortgage loans. The gains are recognized at the time of the sale of the loan, when proceeds are sent to us by the investor purchasing the loan. No change in the recognition of revenue on that portion of our noninterest income was recognized. We also evaluated the impact of this standard on our revenue from our wealth management division and it did not have a significant impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The amendment has a number of provisions including the requirements that public business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, a separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans receivables), and eliminating the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendment is effective for annual and interim reporting periods beginning after December 15, 2017 and was adopted by the Company in the first quarter of 2018. The Company’s Note 11. Fair Value Disclosures for March 31, 2018, reflects the provisions of this pronouncement.

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

NOTE 13. RECENT ACCOUNING PRONOUNCEMENTS – continued

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee changed the federal funds target rate from 0.75% to 1.50% during the year ended December 31, 2017. The rate increased from 1.50% to 1.75% during the three months ended March 31, 2018.

On October 13, 2017, the Company successfully completed a public offering of its common stock, and issued 1,189,041 shares and received approximately $20.16 million in net cash proceeds.

On September 5, 2017, the Company entered into an Agreement and Plan of Merger with TwinCo Inc. (“TwinCo”), a Montana corporation, and TwinCo’s wholly-owned subsidiary, Ruby Valley Bank, a Montana chartered commercial bank. The merger agreement provided that Ruby Valley Bank would merge with and into Opportunity Bank of Montana and that TwinCo would merge with and into the Company. Ruby Valley Bank operated 2 branches in Madison County, Montana. The transaction provided an opportunity to expand market presence and lending activities, particularly in agricultural lending. The acquisition closed January 31, 2018, after receipt of approvals from regulatory authorities, approval of TwinCo shareholders and the satisfaction of other closing conditions. The total consideration paid was $18.93 million and included cash consideration of $9.90 million and common stock issued of $9.03 million.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between March 31, 2018 and December 31, 2017.

Total assets were $815.94 million at March 31, 2018, an increase of $99.16 million, or 13.8%, from $716.78 million at December 31, 2017. The increase was largely due to the change in securities and loans receivable as a result of the acquisition of TwinCo. Securities available-for-sale increased $26.38 million, or 20.0%, to $158.42 million at March 31, 2018 from $132.04 million at December 31, 2017. Loans receivable increased by $53.45 million, or 10.5%, to $560.85 million at March 31, 2018, from $507.40 million at December 31, 2017. Total liabilities were $724.99 million at March 31, 2018, an increase of $91.82 million, or 14.5%, from $633.17 million at December 31, 2017. The increase was mainly due to an increase in deposits largely due to the TwinCo acquisition partially offset by a decrease in Federal Home Loan Bank (“FHLB”) advances and other borrowings. Total deposits increased by $105.38 million, or 20.2%, to $625.94 million at March 31, 2018, from $520.56 million at December 31, 2017. FHLB advances and other borrowings decreased $13.44 million to $69.53 million at March 31, 2018 from $82.97 million at December 31, 2017.

Balance Sheet Details

Investment Activities

The following table summarizes investment activities:

	March 31,		December 31,
	2018		2017
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency	$9,516	5.62%	$4,857	3.48%
Municipal obligations	77,575	45.80%	67,886	48.66%
Corporate obligations	13,961	8.24%	14,644	10.50%
Mortgage-backed securities	26,737	15.79%	24,869	17.83%
Collateralized mortgage obligations	23,208	13.70%	19,788	14.18%
Asset-backed securities	7,420	4.38%	-	0.00%

Total securities available-for-sale	158,417	93.53%	132,044	94.65%

Interest bearing deposits	1,641	0.97%	1,920	1.38%

Federal funds sold	3,591	2.12%	-	0.00%

FHLB capital stock, at cost	3,704	2.19%	4,086	2.93%

FRB capital stock, at cost	2,019	1.19%	1,465	1.05%

Total	$169,372	100.00%	$139,515	100.01%

Securities available-for-sale were $158.42 million at March, 31, 2018, an increase of $26.38 million, or 20.0%, from $132.04 million at December 31, 2017. All categories of securities available-for-sale securities increased during the period with the exception of corporate obligations. The increases were mainly related to the acquisition of TwinCo. The decrease in corporate obligations was primarily due to a call prior to maturity.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	March 31,		December 31,
	2018		2017
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
First mortgage loans:
Residential 1-4 family (1)	$112,891	19.88%	$109,911	21.37%
Residential 1-4 family construction	26,608	4.68%	25,306	4.92%
Commercial real estate	215,208	37.89%	194,805	37.88%
Commercial construction and development	32,308	5.69%	38,351	7.46%
Farmland	25,399	4.47%	11,627	2.26%
Total first mortgage loans	412,414	72.61%	380,000	73.89%

Other loans:
Home equity	52,028	9.16%	52,672	10.24%
Consumer	17,252	3.04%	15,712	3.06%
Commercial	69,538	12.24%	63,300	12.31%
Agricultural	16,758	2.95%	2,563	0.50%
Total other loans	155,576	27.39%	134,247	26.11%

Total loans	567,990	100.00%	514,247	100.00%

Deferred loan fees	(1,008)		(1,093)
Allowance for loan losses	(6,130)		(5,750)

Total loans, net	$560,852		$507,404

(1) Excludes loans held-for-sale.

Loans receivable increased $53.45 million to $560.85 million at March 31, 2018 largely due to the TwinCo acquisition. The TwinCo acquisition included $55.07 million of acquired loans. Excluding acquired loans, loans receivable decreased by $1.61 million. Including acquired loans, commercial real estate loans increased $20.40 million, farmland loans increased $13.77 million, agricultural loans increased $14.20 million, commercial loans increased $6.24 million, residential 1-4 family loans increased $2.98 million, consumer loans increased $1.54 million and residential 1-4 family construction loans increased $1.30 million. These increases were slightly offset by net decreases in commercial construction and development loans of $6.04 million and home equity loans of $644,000 including acquired loans. Total loan originations were $84.57 million for the three months ended March 31, 2018, with residential mortgage accounting for $50.82 million of the total. Commercial real estate loan originations were $15.47 million and commercial construction and development loan originations were $754,000. Residential 1-4 family construction loan originations were $2.62 million. Consumer loan originations were $1.91 million and home equity originations were $1.99 million. Farmland loan originations were $1.21 million and agricultural loan originations were $1.40 million. Commercial loans originations were $8.40 million, with none originating from loan syndication programs with borrowers residing outside of Montana. Loans held-for-sale increased slightly to $8.98 million at March 31, 2018 from $8.95 million at December 31, 2017.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. Subsequent write-downs are recorded as a charge to operations. As of March 31, 2018, the Bank had $618,000 of real estate owned.

The following table sets forth information regarding nonperforming assets:

	March 31,	December 31,
	2018	2017
	(Dollars in Thousands)
Non-accrual loans
First mortgage loans:
Residential 1-4 family	$243	$475
Residential 1-4 family construction	456	-
Commercial real estate	528	-
Other loans:
Home equity	241	242
Consumer	110	153
Commercial	162	107
Accruing loans delinquent 90 days or more	-	-
Restructured loans:
Residential 1-4 family	626	-
Commercial real estate	996	-
Total nonperforming loans	3,362	977
Real estate owned and other repossed property, net	639	525
Total nonperforming assets	$4,001	$1,502

Total nonperforming loans to total loans	0.59%	0.19%
Total nonperforming loans to total assets	0.41%	0.14%
Total allowance for loan loss to nonperforming loans	182.33%	588.54%
Total nonperforming assets to total assets	0.49%	0.21%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	March 31,		December 31,
	2018		2017

		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$133,933	21.40%	$99,799	19.17%
Interest bearing checking	110,636	17.68%	99,255	19.07%
Savings	106,244	16.97%	88,603	17.02%
Money market accounts	108,934	17.40%	89,558	17.20%
Total	459,747	73.45%	377,215	72.46%
Certificates of deposit accounts:
IRA certificates	27,679	4.42%	28,189	5.42%
Brokered certificates	4,601	0.74%	4,601	0.88%
Other certificates	133,908	21.39%	110,559	21.24%
Total certificates of deposit	166,188	26.55%	143,349	27.54%
Total deposits	$625,935	100.00%	$520,564	100.00%

Deposits increased by $105.38 million, or 20.2%, to $625.94 million at March 31, 2018 from $520.56 million at December 31, 2017. The increase was largely due to increased deposits as a result of the TwinCo acquisition. Noninterest checking increased by $34.13 million. Certificates of deposit increased by $22.84 million. Money market accounts increased by $19.38 million. Savings and interest bearing checking also increased by $17.64 million and $11.38 million, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

The following table summarizes borrowing activity:

	March 31,		December 31,
	2018		2017

	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings	$69,528	73.69%	$82,969	76.98%
Other long-term debt:
Senior notes fixed at 5.75%, due 2022	9,831	10.42%	9,820	9.11%
Subordinated debentures fixed at 6.75%, due 2025	9,841	10.43%	9,836	9.13%
Subordinated debentures variable, due 2035	5,155	5.46%	5,155	4.78%
Total other long-term debt	24,827	26.31%	24,811	23.02%
Total borrowings	94,355	100.00%	107,780	100.00%

FHLB advances and other borrowings decreased by $13.44 million, or 16.2%, to $69.53 million at March 31, 2018 from $82.97 million at December 31, 2017. The decreased borrowings are attributed to acquired deposits exceeding acquired loans and investments, as well as organic increase in deposits with slower loan growth.

Shareholders’ Equity

Total shareholders’ equity increased $7.33 million, or 8.8%, to $90.95 million at March 31, 2018 from $83.62 million at December 31, 2017. This was primarily the result of stock issued in connection with the TwinCo acquisition of $9.03 million and net income of $573,000. These increases were partially offset by other comprehensive loss of $1.86 million and dividends paid of $492,000.

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

	For the Three Months Ended March 31,
	2018			2017
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4) (5)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$151,316	$989	2.65%	$128,074	$729	2.31%
FHLB and FRB stock	6,006	79	5.33%	4,067	40	3.97%
Loans receivable, net(1)	573,015	6,872	4.86%	474,439	5,570	4.76%
Other earning assets	5,665	17	1.22%	468	1	0.87%
Total interest earning assets	736,002	7,957	4.38%	607,048	6,340	4.24%
Noninterest earning assets	80,686			55,493
Total assets	$816,688			$662,541

Liabilities and equity:
Interest bearing liabilities:
Deposit accounts:
Checking	$108,836	$9	0.03%	$94,266	$7	0.03%
Savings	101,183	14	0.06%	81,502	9	0.04%
Money market	106,763	48	0.18%	91,536	25	0.11%
Certificates of deposit	162,237	355	0.89%	164,059	339	0.84%
Advances from FHLB and other borrowings including long-term debt	108,885	684	2.55%	83,667	477	2.31%
Total interest bearing liabilities	587,904	1,110	0.77%	515,030	857	0.67%
Noninterest checking	126,553			84,488
Other noninterest bearing liabilities	13,554			4,271
Total liabilities	728,011			603,789

Total equity	88,677			58,752

Total liabilities and equity	$816,688			$662,541
Net interest income/interest rate spread(2)		$6,847	3.61%		$5,483	3.57%

Net interest margin(3)			3.77%			3.57%
Total interest earning assets to interest bearing liabilities			125.19%			117.87%

(1)	Includes loans held-for-sale.
(2)	Interest rate spread represents the difference between the average yield on interest earning assets and the average rate on interest bearing liabilities.
(3)	Net interest margin represents income before the provision for loan losses divided by average interest earning assets.
(4)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.
(5)	Calculated based on actual days. Previously calculated on a 360 day basis.

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

	For the Three Months Ended March 31,
	2018			2017
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$132	$128	$260	$(90)	$72	$(18)
FHLB and FRB stock	19	20	39	(3)	12	9
Loans receivable, net	1,157	145	1,302	520	213	733
Other earning assets	19	(3)	16	(3)	1	(2)
Total interest earning assets	1,327	290	1,617	424	298	722

Interest bearing liabilities:
Checking, savings and money market accounts	7	23	30	2	(2)	-
Certificates of deposit	(4)	20	16	26	(1)	25
Advances from FHLB and other borrowings including long-term debt	144	63	207	(25)	107	82
Total interest bearing liabilities	147	106	253	3	104	107

Change in net interest income	$1,180	$184	$1,364	$421	$194	$615

Results of Operations for the Three Months Ended March 31, 2018 and March 31, 2017

Net Income. Eagle’s net income for the three months ended March 31, 2018 was $573,000 compared to $763,000 for the three months ended March 31, 2017. This decrease of $190,000, or 24.9%, was due to an increase in noninterest expense of $885,000 and a decrease in noninterest income of $529,000, partially offset by an increase in net interest income after loan loss provision of $1.17 million and a decrease in income tax expense of $61,000. Basic and diluted earnings per share were both $0.11 for the current period. Basic and diluted earnings per share were both $0.20 per share for the prior year comparable period.

Net Interest Income. Net interest income increased to $6.85 million for the three months ended March 31, 2018, from $5.48 million for the same quarter in the prior year. This increase of $1.37 million, or 25.0%, was primarily the result of an increase in interest and dividend income of $1.62 million, partially offset by an increase in interest expense of $253,000.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2018 and March 31, 2017 – continued

Interest and Dividend Income. Interest and dividend income was $7.96 million for the three months ended March 31, 2018, compared to $6.34 million for the three months ended March 31, 2017, an increase of $1.62 million, or 25.6%. Interest and fees on loans increased to $6.87 million for the three months ended March 31, 2018 from $5.57 million for the three months ended March 31, 2017. This increase of $1.30 million, or 23.3%, was due to an increase in the average balance of loans, as well as an increase in the average yield of loans for the three months ended March 31, 2018. Average balances for loans receivable, net, including loans held-for-sale, for the three months ended March 31, 2018 were $573.02 million, compared to $474.44 million for the prior year period. This represents an increase of $98.58 million, or 20.8% and was largely due to the TwinCo acquisition. The average interest rate earned on loans receivable increased by 10 basis points, from 4.76% for the three months ended March 31, 2017, to 4.86% for the three months ended March 31, 2018. Interest and dividends on investment securities available-for-sale increased by $260,000 or 35.7% for the three months ended March 31, 2018. Average balances for investments increased to $151.32 million for the three months ended March 31, 2018, from $128.07 million for the three months ended March 31, 2017. This increase was also largely due to the TwinCo acquisition. Average interest rates earned on investments also increased from 2.31% for the three months ended March 31, 2017, to 2.65% for the three months ended March 31, 2018.

Interest Expense. Total interest expense for the three months ended March 31, 2018 was $1.11 million compared to $857,000 for the three months ended March 31, 2017. The increase of $253,000, or 29.5%, was largely attributable to an increase in interest expense on advances from FHLB and other borrowings including long-term debt. The average borrowing balance for advances from FHLB and other borrowings including long-term debt increased from $83.67 million for the three months ended March 31, 2017 to $108.89 million for the three months ended March 31, 2018. In addition, the average rate paid increased from 2.31% for the three months ended March 31, 2017, to 2.55% for the three months ended March 31, 2018. In February 2017, the Company completed the issuance of $10.00 million in aggregate principal amount of 5.75% fixed senior unsecured notes due in 2022. The increase in interest on deposits of $46,000 or 12.1% also contributed to the overall increase in total interest expense.

Loan Loss Provision. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank and past due loans in the portfolio. The Bank’s policies require a review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. The Bank recorded $502,000 in provision for loan losses for the three months ended March 31, 2018 and $301,000 for the three months ended March 31, 2017. Management believes the level of total allowances is adequate. The Bank has $639,000 in other real estate owned and other repossessed assets at March 31, 2018.

Noninterest Income. Total noninterest income was $2.68 million for the three months ended March 31, 2018 compared to $3.21 million for the three months ended March 31, 2017. The decrease of $529,000 or 16.5% is largely due to a decrease in net gain on sale of loans of $386,000 and a net loss on sale of available-for-sale securities for the three months ended March 31, 2018 of $105,000. During the three months ended March 31, 2018, $47.01 million mortgage loans were sold compared to $56.57 million for the three months ended March 31, 2017.

Noninterest Expense. Noninterest expense was $8.32 million for the three months ended March 31, 2018 compared to $7.44 million for the three months ended March 31, 2017. The increase of $885,000, or 11.9%, is largely due to an increase in salaries and employee benefits expenses of $476,000. The increase in salaries expense is due in part to higher commission-based compensation related to the continued loan growth and additional staff related to compliance with mortgage rules. Salaries and employee benefits was also impacted by the addition of staff related to the TwinCo acquisition. In addition, the Company incurred acquisition costs of $234,000 related to the TwinCo acquisition.

Income Tax Expense. Income tax expense was $127,000 for the three months ended March 31, 2018, compared to $188,000 for the three months ended March 31, 2017. The was due to lower income before income taxes for the three months ended March 31, 2018 compared to the same period in the prior year, as well as the impact of the Tax Cuts and Job Act enacted in December 2017.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity

The Bank is required to maintain minimum levels of liquid assets as defined by the Montana Division of Banking and Federal Reserve Bank (“FRB”) regulations. The liquidity requirement is retained for safety and soundness purposes, and appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of both March 31, 2018 and December 31, 2017.

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

Capital Resources

As of March 31, 2018, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 4.7% compared to an increase of 2.7% as of December 31, 2017. The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

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

The Bank’s Tier 1 leverage ratio, as measured under State of Montana and FRB rules, decreased from 12.175% as of December 31, 2017 to 11.124% as of March 31, 2018. The Bank’s capital position helps to mitigate its interest rate risk exposure.

As of March 31, 2018, the Bank’s regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed “well capitalized” pursuant to State of Montana and FRB rules. As of March 31, 2018, the Bank’s total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios were 15.984%, 14.938%, 14.938% and 11.124%, respectively, compared to regulatory requirements of 9.875%, 7.875%, 6.375% and 4.00%, respectively. All of these ratios with the exception of the Tier 1 leverage ratio include the capital conservation buffer of 1.875% phased-in beginning January 1, 2018.

The Bank’s regulatory capital was impacted by the TwinCo acquisition through an increase in paid-in capital by the amount invested in the acquired bank which was partially offset by a cash dividend to Eagle in the amount of the cash portion of the agreed upon deal with TwinCo shareholders.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources – continued

Capital Resources – continued

	March 31, 2018
	(Unaudited)
	Dollar	% of
	Amount	Assets
	(Dollars in Thousands)
Total risk-based capital to risk weighted assets:
Capital level	$93,641	15.984%
Requirement	57,852	9.875
Excess	$35,789	6.109%

Tier I capital to risk weighted assets:
Capital level	$87,511	14.938%
Requirement	46,135	7.875
Excess	$41,376	7.063%

Common equity tier I capital to risk weighted assets:
Capital level	$87,511	14.938%
Requirement	37,347	6.375
Excess	$50,164	8.563%

Tier I capital to adjusted total average assets:
Capital level	$87,511	11.124%
Requirement	31,468	4.000
Excess	$56,043	7.124%

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

The following table includes the Bank’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of March 31, 2018		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	1.86%	3.96%	-15.00%
-100	-2.21%	-6.61%	-15.00%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of March 31, 2018, our disclosure controls and procedures were effective. During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors.

There have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On July 20, 2017, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased under this plan during the year ended December 31, 2017 or the three months ended March 31, 2018. The plan expires on July 20, 2018.

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

Not applicable.

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

EAGLE BANCORP MONTANA, INC.

Date: May 10, 2018	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: May 10, 2018	By:	/s/ Laura F. Clark
Laura F. Clark
Senior Vice President/CFO