Form 10-Q
period 2018-06-30
Eagle Bancorp Montana, Inc.
filed 2018-08-07
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 7, 2018

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

The following factors, among others, could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	competition among depository and other financial institutions;
●	changes in the prices, values and sales volume of residential and commercial real estate in Montana;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	changes or volatility in the securities markets;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully perform due diligence and integrate acquired businesses;
●	changes in consumer spending, borrowing and savings habits;
●	our ability to continue to increase and manage our commercial and residential real estate, multi-family and commercial business loans;
●	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
●	the level of future deposit insurance premium assessments;
●	the impact of a recurring recession on our loan portfolio (including cash flow and collateral values), investment portfolio, customers and capital market activities;
●	our ability to develop and maintain secure and reliable information technology systems, effectively defend ourselves against cyberattacks, or recover from breaches to our cybersecurity infrastructure;
●	the failure of assumptions underlying the establishment of allowance for possible loan losses and other estimates;
●	the possibility of goodwill impairment charges in the future;
●	changes in the financial performance, and/or condition of our borrowers and their ability to repay their loans when due; and
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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS:
Cash and due from banks	$7,583	$5,517
Interest bearing deposits in banks	1,397	1,920
Total cash and cash equivalents	8,980	7,437

Securities available-for-sale	154,265	132,044
Federal Home Loan Bank stock	4,559	4,086
Federal Reserve Bank stock	2,019	1,465
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	11,700	8,949
Loans receivable, net of deferred loan fees of $1,029 at June 30, 2018 and $1,093 at December 31, 2017 and allowance for loan losses of $6,150 at June 30, 2018 and $5,750 at December 31, 2017	575,578	507,404
Accrued interest and dividends receivable	3,668	2,555
Mortgage servicing rights, net	6,716	6,578
Premises and equipment, net	27,969	21,958
Cash surrender value of life insurance	14,670	14,481
Real estate and other repossessed assets acquired in settlement of loans, net	457	525
Goodwill	12,124	7,034
Core deposit intangible, net	1,702	273
Deferred tax asset, net	2,012	1,360
Other assets	253	478

Total assets	$826,827	$716,782

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	June 30,	December 31,
	2018	2017
LIABILITIES:
Deposit accounts:
Noninterest bearing	$133,736	$99,799
Interest bearing	479,439	420,765
Total deposits	613,175	520,564

Accrued expenses and other liabilities	5,535	4,822
Federal Home Loan Bank advances and other borrowings	91,469	82,969
Other long-term debt:
Principal amount	25,155	25,155
Unamortized debt issuance costs	(312)	(344)
Total other long-term debt less unamortized debt issuance costs	24,843	24,811

Total liabilities	735,022	633,166

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 8,000,000 shares authorized; 5,718,942 and 5,272,168 shares issued; 5,460,452 and 5,013,678 shares outstanding at June 30, 2018 and December 31, 2017)	57	53
Additional paid-in capital	51,890	42,780
Unallocated common stock held by Employee Stock Ownership Plan	(559)	(643)
Treasury stock, at cost	(2,826)	(2,826)
Retained earnings	44,862	43,939
Net accumulated other comprehensive (loss) income	(1,619)	313
Total shareholders' equity	91,805	83,616

Total liabilities and shareholders' equity	$826,827	$716,782

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$7,862	$6,174	$14,734	$11,744
Securities available-for-sale	1,021	714	2,010	1,443
Federal Home Loan Bank and Federal Reserve Bank dividends	74	36	153	76
Interest on deposits in banks	18	1	35	1
Other interest income	1	-	1	1
Total interest and dividend income	8,976	6,925	16,933	13,265

INTEREST EXPENSE:
Deposits	494	376	920	756
Federal Home Loan Bank advances and other borrowings	315	322	652	527
Other long-term debt	357	347	704	619
Total interest expense	1,166	1,045	2,276	1,902

NET INTEREST INCOME	7,810	5,880	14,657	11,363

Loan loss provision	24	302	526	603

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	7,786	5,578	14,131	10,760

NONINTEREST INCOME:
Service charges on deposit accounts	214	239	440	471
Net gain on sale of loans (includes $262 and $341 for the three months ended June 30, 2018 and 2017, respectively, and $587 and $899 for the six months ended June 30, 2018 and 2017, respectively, related to accumulated other comprehensive earnings reclassification)	1,720	2,263	3,159	4,088
Mortgage loan servicing fees	563	509	1,123	1,056
Wealth management income	147	180	279	321
Interchange and ATM fees	271	228	496	434
Appreciation in cash surrender value of life insurance	146	126	270	250
Net gain (loss) on sale of available-for-sale securities (includes $15 and ($14) for the three months ended June 30, 2018 and 2017, respectively, and ($90) and ($14) for the six months ended June 30, 2018 and 2017, respectively, related to accumulated other comprehensive earnings reclassification)	15	(14)	(90)	(14)
Net loss on sale of real estate owned and other repossessed property	(32)	(24)	(57)	(25)
Other noninterest income	40	63	143	197
Total noninterest income	3,084	3,570	5,763	6,778

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
NONINTEREST EXPENSE:
Salaries and employee benefits	5,461	4,586	10,370	9,019
Occupancy and equipment expense	835	672	1,663	1,389
Data processing	673	566	1,310	1,133
Advertising	298	269	576	458
Amortization of mortgage servicing rights	369	262	610	524
Amortization of core deposit intangible and tax credits	235	107	337	214
Loan costs	179	134	315	299
Federal insurance premiums	69	36	138	120
Postage	84	51	134	99
Legal, accounting and examination fees	184	200	326	285
Consulting fees	25	59	42	108
Acquisition costs	131	-	365	-
Write-down on real estate owned and other repossessed property	-	9	-	45
Other noninterest expense	701	669	1,382	1,366
Total noninterest expense	9,244	7,620	17,568	15,059

INCOME BEFORE INCOME TAXES	1,626	1,528	2,326	2,479

Income tax expense (includes ($23) and $858 for the three months ended June 30, 2018 and 2017, respectively, and ($700) and $883 for the six months ended June 30, 2018 and 2017, respectively related to income tax (benefit) expense from reclassification items)	293	462	420	650

NET INCOME	$1,333	$1,066	$1,906	$1,829

BASIC EARNINGS PER SHARE	$0.24	$0.28	$0.35	$0.48

DILUTED EARNINGS PER SHARE	$0.24	$0.27	$0.35	$0.47

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC EPS)	5,460,452	3,811,409	5,386,401	3,811,409

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED EPS)	5,524,912	3,869,885	5,450,861	3,872,765

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

NET INCOME	$1,333	$1,066	$1,906	$1,829

OTHER ITEMS OF COMPREHENSIVE (LOSS) INCOME:
Change in fair value of investment securities available-for-sale, before income taxes	(216)	1,775	(2,799)	2,054
Reclassification for realized gains and losses on investment securities included in income, before income tax	(15)	14	90	14
Change in fair value of derivatives designated as cash flow hedges, before income taxes	402	657	664	998
Reclassification for realized gains on derivatives designated as cash flow hedges, before income taxes	(262)	(341)	(587)	(899)
Total other items of comprehensive (loss) income	(91)	2,105	(2,632)	2,167

Income tax benefit (expense) related to:
Investment securities	60	(730)	720	(843)
Derivatives designated as cash flow hedges	(37)	(128)	(20)	(40)
Total income tax benefit (expense)	23	(858)	700	(883)

COMPREHENSIVE INCOME (LOSS)	$1,265	$2,313	$(26)	$3,113

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Six Months Ended June 30, 2018 and 2017

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	PREFERRED	COMMON	PAID-IN	UNALLOCATED ESOP	TREASURY	RETAINED	ACCUMULATED OTHER COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME (LOSS)	TOTAL

Balance at January 1, 2018	$-	$53	$42,780	$(643)	$(2,826)	$43,939	$313	$83,616

Net income						1,906		1,906

Other comprehensive loss							(1,932)	(1,932)

Dividends paid ($0.09 per share)						(983)		(983)

Stock issued in connection with TwinCo acquisition		4	9,026					9,030

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (8,308 shares)			84	84				168

Balance at June 30, 2018	$-	$57	$51,890	$(559)	$(2,826)	$44,862	$(1,619)	$91,805

Balance at January 1, 2017	$-	$41	$22,366	$(809)	$(2,971)	$41,240	$(411)	$59,456

Net income						1,829		1,829

Other comprehensive income							1,284	1,284

Dividends paid ($0.08 per share)						(609)		(609)

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (8,308 shares)			78	84				162

Balance at June 30, 2017	$-	$41	$22,444	$(725)	$(2,971)	$42,460	$873	$62,122

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,906	$1,829
Adjustments to reconcile net income to net cash provided by operating activities:
Loan loss provision	526	603
Write-down on real estate owned and other repossessed assets	-	45
Depreciation	578	472
Net amortization of investment securities premium and discounts	648	822
Amortization of mortgage servicing rights	610	524
Amortization of core deposit intangible and tax credits	337	214
Deferred income tax provision (benefit)	240	(50)
Net gain on sale of loans	(3,159)	(4,088)
Net loss on sale of available-for-sale securities	90	14
Net loss on sale of real estate owned and other repossessed assets	57	25
Net appreciation in cash surrender value of life insurance	(211)	(194)
Net change in:
Accrued interest and dividends receivable	(408)	(51)
Loans held-for-sale	485	6,211
Other assets	167	324
Accrued expenses and other liabilities	862	738
Net cash provided by operating activities	2,728	7,438

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	45,080	2,749
Maturities, principal payments and calls	5,950	5,035
Purchases	(45,970)	(1,307)
Federal Home Loan Bank stock purchased	(362)	(829)
Federal Reserve Bank stock purchased	(554)	-
Cash paid for TwinCo Acquisition, net of cash received	(4,243)	-
Loan origination and principal collection, net	(14,395)	(42,917)
Proceeds from Bank owned life insurance	205	-
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	150	262
Additions to premises and equipment	(4,984)	(1,119)
Net cash used in investing activities	(19,123)	(38,126)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$10,421	$1,470
Net short-term advances on Federal Home Loan Bank and other borrowings	23,376	11,553
Long-term advances from Federal Home Loan Bank and other borrowings	-	17,000
Payments on long-term Federal Home Loan Bank and other borrowings	(14,876)	(6,784)
Proceeds from issuance of long-term debt	-	10,000
Payments for debt issuance costs	-	(219)
Dividends paid	(983)	(609)
Net cash provided by financing activities	17,938	32,411

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,543	1,723

CASH AND CASH EQUIVALENTS, beginning of period	7,437	7,318

CASH AND CASH EQUIVALENTS, end of period	$8,980	$9,041

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,120	$1,763

Cash paid during the period for income taxes	$230	$680

NON-CASH INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in dmarket value of securities available-for-sale	$(2,709)	$2,068

Mortgage servicing rights recognized	$748	$798

Loans transferred to real estate and other assets acquired in foreclosure	$4	$-

Stock issued in connection with TwinCo acquisition	$9,030	$-

Employee Stock Ownership Plan shares released	$168	$162

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

The results of operations for the six-month period ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle Bancorp Montana, Inc.’s (“the Company” or “Eagle”) Form 10-K for the year ended December 31, 2017.

Certain prior period amounts were reclassified to conform to the presentation for 2018. These reclassifications had no impact on net income or total shareholders’ equity. Certain loan amounts were reclassified for prior periods to be consistent with loan category classification for June 30, 2018. During the quarter ended March 31, 2018, Eagle completed the acquisition of TwinCo, Inc. (“TwinCo”). See Note 12. Mergers and Acquisitions for more information. The acquisition included the addition of over $55,000,000 in gross loans and added a considerable amount to Eagle’s agricultural loans. There was no impact to Eagle’s loan policies due to the acquisition. Loan costs were previously included in other noninterest expense on the Consolidated Statements of Income. These amounts were presented on their own lines for the three and six months ended June 30, 2018 and prior year amounts were reclassed to be consistent with the current year presentation.

The Company evaluated subsequent events for potential recognition and/or disclosure through August 7, 2018 the date the unaudited consolidated financial statements were issued.

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2018				December 31, 2017
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(In Thousands)
Available-for-Sale:
U.S. government and agency obligations	$10,650	$-	$(142)	$10,508	$4,881	$13	$(37)	$4,857
Municipal obligations	75,102	193	(1,406)	73,889	67,508	807	(429)	67,886
Corporate obligations	12,931	18	(257)	12,692	14,725	18	(99)	14,644
Mortgage-backed securities	22,676	195	(394)	22,477	24,770	364	(265)	24,869
Collateralized mortgage obligations	25,083	2	(715)	24,370	20,051	7	(270)	19,788
Asset-backed securities	10,423	-	(94)	10,329	-	-	-	-
Total	$156,865	$408	$(3,008)	$154,265	$131,935	$1,209	$(1,100)	$132,044

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

Proceeds from sales of available-for-sale securities and the associated gross realized gains and losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In Thousands)
Proceeds from sale of available-for-sale securities	$19,086	$2,749	$45,080	$2,749

Gross realized gain on sale of available-for-sale securities	$191	$14	$191	$14
Gross realized loss on sale of available-for-sale securities	(176)	(28)	(281)	(28)
Net realized gain (loss) on sale of available-for-sale securities	$15	$(14)	$(90)	$(14)

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$1,756	$1,756
Due from one to five years	18,416	18,096
Due from five to ten years	14,265	14,021
Due after ten years	74,669	73,545
	109,106	107,418
Mortgage-backed securities	22,676	22,477
Collateralized mortgage obligations	25,083	24,370
Total	$156,865	$154,265

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	June 30, 2018
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$9,243	$(98)	$1,264	$(44)
Municipal obligations	41,534	(680)	14,236	(726)
Corporate obligations	7,687	(243)	987	(14)
Mortgage-backed securities and collateralized mortgage obligations	16,641	(427)	15,640	(682)
Asset-backed securities	10,329	(94)	-	-
Total	$85,434	$(1,542)	$32,127	$(1,466)

	December 31, 2017
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$2,943	$(14)	$1,363	$(23)
Municipal obligations	15,404	(87)	16,675	(342)
Corporate obligations	7,643	(71)	3,981	(28)
Mortgage-backed securities and collateralized mortgage obligations	9,107	(81)	21,653	(454)
Asset-backed securities	-	-	-	-
Total	$35,097	$(253)	$43,672	$(847)

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of June 30, 2018 and December 31, 2017, there were, respectively, 121 and 87 securities in an unrealized loss position that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

As of June 30, 2018, 86 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 2.28% from the Company’s amortized cost basis of these securities. At December 31, 2017, 52 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 1.28% from the Company’s amortized cost basis of these securities. As of June 30, 2018, 10 corporate obligations had unrealized losses of approximately 2.88% from the Company’s amortized cost basis of these securities. At December 31, 2017, 15 corporate obligations had an unrealized loss with aggregate depreciation of approximately 0.84% from the Company's amortized cost basis of these securities. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

As of June 30, 2018, 20 mortgage-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) had unrealized losses with aggregate depreciation of approximately 3.32% from the Company’s amortized cost basis of these securities. At December 31, 2017, 20 MBSs and CMOs had unrealized losses with aggregate depreciation of approximately 1.71% from the Company’s amortized cost basis. Management’s analysis as of June 30, 2018 revealed no expected credit losses on the securities and therefore, declines are not deemed to be other than temporary.

As of June 30, 2018, 5 asset-backed securities (“ABSs”) had unrealized losses with aggregate depreciation of approximately 0.90% from the Company’s amortized cost basis of these securities. The ABSs were purchased during the quarter ended March 31, 2018. Management’s analysis as of June 30, 2018 revealed no expected credit losses on the securities and therefore, declines are not deemed to be other than temporary.

NOTE 3. LOANS RECEIVABLE

Loans receivable consisted of the following:

	June 30,	December 31,
	2018	2017
	(In Thousands)
Real estate loans:
Residential 1-4 family	$143,323	$135,217
Commercial real estate	281,525	244,783

Other loans:
Home equity	53,178	52,672
Consumer	16,635	15,712
Commercial	88,096	65,863

Total	582,757	514,247

Deferred loan fees, net	(1,029)	(1,093)
Allowance for loan losses	(6,150)	(5,750)
Total loans, net	$575,578	$507,404

Within the commercial real estate loan category, $12,797,000 and $13,114,000 was guaranteed by the United States Department of Agriculture Rural Development, at June 30, 2018 and December 31, 2017, respectively. The commercial real estate category and the commercial category also include $3,016,000 and $1,480,000 of loans guaranteed by the United States Department of Agriculture Farm Service Agency at June 30, 2018, respectively. The United States Department of Agriculture Farm Service Agency guaranteed loans were acquired through the TwinCo acquisition. In addition, within the commercial loan category, $256,000 and $486,000 were in loans originated through a syndication program where the business resides outside of Montana, at June 30, 2018, and December 31, 2017, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following table includes information regarding nonperforming assets.

	June 30,	December 31,
	2018	2017
	(Dollars in Thousands)

Non-accrual loans	$1,500	$977
Accruing loans delinquent 90 days or more	159	-
Restructured loans, net	-	-
Total nonperforming loans	1,659	977
Real estate owned and other repossessed assets, net	457	525
Total nonperforming assets	$2,116	$1,502

Total nonperforming assets as a percentage of total assets	0.26%	0.21%

Allowance for loan losses	$6,150	$5,750

Percent of allowance for loan losses to nonperforming loans	370.71%	588.54%

Percent of allowance for loan losses to nonperforming assets	290.64%	382.82%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

Allowance for loan losses activity was as follows:

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, April 1, 2018	$1,301	$3,202	$427	$200	$1,000	$6,130
Charge-offs	-	-	-	(23)	(1)	(24)
Recoveries	-	4	-	8	8	20
Provision	-	24	-	-	-	24
Ending balance, June 30, 2018	$1,301	$3,230	$427	$185	$1,007	$6,150

Allowance for loan losses:
Beginning balance, January 1, 2018	$1,301	$2,778	$506	$225	$940	$5,750
Charge-offs	-	-	(80)	(50)	(24)	(154)
Recoveries	-	7	1	10	10	28
Provision	-	445	-	-	81	526
Ending balance, June 30, 2018	$1,301	$3,230	$427	$185	$1,007	$6,150

Ending balance, June 30, 2018 allocated to loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance, June 30, 2018 allocated to loans collectively evaluated for impairment	$1,301	$3,230	$427	$185	$1,007	$6,150

Loans receivable:
Ending balance, June 30, 2018	$143,323	$281,525	$53,178	$16,635	$88,096	$582,757

Ending balance, June 30, 2018 of loans individually evaluated for impairment	$573	$527	$207	$101	$92	$1,500

Ending balance, June 30, 2018 of loans collectively evaluated for impairment	$142,750	$280,998	$52,971	$16,534	$88,004	$581,257

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, April 1, 2017	$1,251	$2,278	$471	$210	$865	$5,075
Charge-offs	-	-	-	(90)	(99)	(189)
Recoveries	-	-	34	3	-	37
Provision	-	100	-	102	100	302
Ending balance, June 30, 2017	$1,251	$2,378	$505	$225	$866	$5,225

Allowance for loan losses:
Beginning balance, January 1, 2017	$1,241	$2,079	$460	$193	$797	$4,770
Charge-offs	-	-	-	(99)	(99)	(198)
Recoveries	-	-	39	11	-	50
Provision	10	299	6	120	168	603
Ending balance, June 30, 2017	$1,251	$2,378	$505	$225	$866	$5,225

Ending balance, June 30, 2017 allocated to loans individually evaluated for impairment	$-	$-	$-	$38	$-	$38

Ending balance, June 30, 2017 allocated to loans collectively evaluated for impairment	$1,251	$2,378	$505	$187	$866	$5,187

Loans receivable:
Ending balance, June 30, 2017	$140,346	$246,005	$49,266	$15,293	$58,230	$509,140

Ending balance, June 30, 2017 of loans individually evaluated for impairment	$500	$451	$305	$144	$211	$1,611

Ending balance, June 30, 2017 of loans collectively evaluated for impairment	$139,846	$245,554	$48,961	$15,149	$58,019	$507,529

The Company utilizes an 8-point internal loan rating system, largely based on regulatory classifications, as follows:

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

Loans Rated Loss – these loans are considered uncollectible and are not part of the 8-point rating system. They are of such small value that their continuance as assets without establishment of a specific reserve is not warranted. This classification does not mean that an asset has absolutely no recovery or salvage value, but, rather, that it is not practical or desirable to defer writing off a basically worthless asset even though practical recovery may be affected in the future.

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

Internal classification of the loan portfolio was as follows:

	June 30, 2018
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$111,190	$-	$1,124	$-	$-	$112,314
Residential 1-4 family construction	30,672	-	337	-	-	31,009
Commercial real estate	213,816	-	2,448	-	-	216,264
Commercial construction and development	36,581	-	-	-	-	36,581
Farmland	28,680	-	-	-	-	28,680
Other loans:
Home equity	52,971	-	207	-	-	53,178
Consumer	16,484	-	151	-	-	16,635
Commercial	69,837	-	114	-	-	69,951
Agricultural	17,747	-	398	-	-	18,145
Total	$577,978	$-	$4,779	$-	$-	$582,757

	December 31, 2017
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$109,167	$-	$744	$-	$-	$109,911
Residential 1-4 family construction	24,850	-	456	-	-	25,306
Commercial real estate	194,502	-	303	-	-	194,805
Commercial construction and development	38,351	-	-	-	-	38,351
Farmland	11,627	-	-	-	-	11,627
Other loans:
Home equity	52,430	-	242	-	-	52,672
Consumer	15,549	-	136	-	27	15,712
Commercial	63,165	-	113	-	22	63,300
Agricultural	2,563	-	-	-	-	2,563
Total	$512,204	$-	$1,994	$-	$49	$514,247

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

Credit risk profile based on payment activity of the loan portfolio was as follows:

	June 30, 2018
		Restructured
	Performing	Loans	Nonperforming	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$111,948	$-	$366	$112,314
Residential 1-4 family construction	30,672	-	337	31,009
Commercial real estate	215,737	-	527	216,264
Commercial construction and development	36,581	-	-	36,581
Farmland	28,680	-	-	28,680
Other loans:
Home equity	52,971	-	207	53,178
Consumer	16,534	-	101	16,635
Commercial	69,830	-	121	69,951
Agricultural	18,145	-	-	18,145
Total	$581,098	$-	$1,659	$582,757

	December 31, 2017
		Restructured
	Performing	Loans	Nonperforming	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$109,436	$-	$475	$109,911
Residential 1-4 family construction	25,306	-	-	25,306
Commercial real estate	194,805	-	-	194,805
Commercial construction and development	38,351	-	-	38,351
Farmland	11,627	-	-	11,627
Other loans:
Home equity	52,430	-	242	52,672
Consumer	15,559	-	153	15,712
Commercial	63,193	-	107	63,300
Agricultural	2,563	-	-	2,563
Total	$513,270	$-	$977	$514,247

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables include information regarding delinquencies within the loan portfolio.

	June 30, 2018
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$241	$130	$371	$236	$111,707	$112,314
Residential 1-4 family construction	531	-	531	337	30,141	31,009
Commercial real estate	822	-	822	527	214,915	216,264
Commercial construction and development	26	-	26	-	36,555	36,581
Farmland		-	-	-	28,680	28,680
Other loans:
Home equity	340	-	340	207	52,631	53,178
Consumer	211	-	211	101	16,323	16,635
Commercial	559	29	588	92	69,271	69,951
Agricultural	-	-	-	-	18,145	18,145
Total	$2,730	$159	$2,889	$1,500	$578,368	$582,757

	December 31, 2017
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$898	$-	$898	$475	$108,538	$109,911
Residential 1-4 family construction	409	-	409	-	24,897	25,306
Commercial real estate	291	-	291	-	194,514	194,805
Commercial construction and development	-	-	-	-	38,351	38,351
Farmland	-	-	-	-	11,627	11,627
Other loans:
Home equity	212	-	212	242	52,218	52,672
Consumer	111	-	111	153	15,448	15,712
Commercial	116	-	116	107	63,077	63,300
Agricultural	-	-	-	-	2,563	2,563
Total	$2,037	$-	$2,037	$977	$511,233	$514,247

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables include information regarding impaired loans.

	June 30, 2018
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
With no related allowance:
Real estate loans:
Residential 1-4 family	$236	$254	$-
Residential 1-4 family construction	337	387	-
Commercial real estate	527	528	-
Commercial construction and development	-	-	-
Farmland	-	-	-
Other loans:
Home equity	207	242	-
Consumer	101	153	-
Commercial	92	96	-
Agricultural	-	-	-

With a related allowance:
Real estate loans:
Residential 1-4 family	-	-	-
Residential 1-4 family construction	-	-	-
Commercial real estate	-	-	-
Commercial construction and development	-	-	-
Farmland	-	-	-
Other loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	-	-	-
Agricultural	-	-	-

Total:
Real estate loans:
Residential 1-4 family	236	254	-
Residential 1-4 family construction	337	387	-
Commercial real estate	527	528	-
Commercial construction and development	-	-	-
Farmland	-	-	-
Other loans:
Home equity	207	242	-
Consumer	101	153	-
Commercial	92	96	-
Agricultural	-	-	-
Total	$1,500	$1,660	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

	December 31, 2017
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
With no related allowance:
Real estate loans:
Residential 1-4 family	$475	$487	$-
Residential 1-4 family construction	-	-	-
Commercial real estate	-	-	-
Commercial construction and development	-	-	-
Farmland	-	-	-
Other loans:
Home equity	242	263	-
Consumer	126	176	-
Commercial	85	87	-
Agricultural	-	-	-

With a related allowance:
Real estate loans:
Residential 1-4 family	-	-	-
Residential 1-4 family construction	-	-	-
Commercial real estate	-	-	-
Commercial construction and development	-	-	-
Farmland	-	-	-
Other loans:
Home equity	-	-	-
Consumer	27	27	27
Commercial	22	22	22
Agricultural	-	-	-

Total:
Real estate loans:
Residential 1-4 family	475	487	-
Residential 1-4 family construction	-	-	-
Commercial real estate	-	-	-
Commercial construction and development	-	-	-
Farmland	-	-	-
Other loans:
Home equity	242	263	-
Consumer	153	203	27
Commercial	107	109	22
Agricultural	-	-	-
Total	$977	$1,062	$49

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	Average Recorded Investment
	(In Thousands)
Real estate loans:
Residential 1-4 family	$553	$360	$356	$360
Residential 1-4 family construction	396	-	168	-
Commercial real estate	1,026	226	264	226
Commercial construction and development	-	-	-	-
Farmland	-	-	-	-
Other loans:
Home equity	224	320	225	323
Consumer	105	140	127	120
Commercial	127	179	99	105
Agricultural	-	-	-	-
Total	$2,431	$1,225	$1,239	$1,134

Interest income recognized on impaired loans for the three and six months ended June 30, 2018 and 2017 is considered insignificant.

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

During the six months ended June 30, 2018, there were no new restructured loans.

The Bank’s policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Bank’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

There were no loans modified as a troubled debt restructured loan within the previous six months for which there was a payment default during the six months ended June 30, 2018. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of June 30, 2018 and December 31, 2017, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

NOTE 5. DEPOSITS

Deposits are summarized as follows:

	June 30,	December 31,
	2018	2017
	(In Thousands)

Noninterest checking	$133,736	$99,799
Interest bearing checking	101,085	99,255
Savings	108,544	88,603
Money market	106,547	89,558
Time certificates of deposit	163,263	143,349
Total	$613,175	$520,564

NOTE 6. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

	June 30, 2018		December 31, 2017
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)

Senior notes fixed at 5.75%, due 2022	$10,000	$(158)	$10,000	$(180)
Subordinated debentures fixed at 6.75%, due 2025	10,000	(154)	10,000	(164)
Subordinated debentures variable at 3-Month Libor plus 1.42%, due 2035	5,155	-	5,155	-
Total other long-term debt	$25,155	$(312)	$25,155	$(344)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. OTHER LONG-TERM DEBT - continued

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

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to Eagle Bancorp Statutory Trust I (“the Trust”). The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at 3-Month LIBOR plus 1.42%, making the rate 3.756% and 3.114% as of June 30, 2018 and December 31, 2017, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date.

For the three months ended June 30, 2018 and 2017, interest expense on other long-term debt was $357,000 and $347,000, respectively. For the six months ended June 30, 2018 and 2017, interest expense on other long-term debt was $704,000 and $619,000, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. EARNINGS PER SHARE

Basic earnings per share for the three months ended June 30, 2018 was computed using 5,460,452 weighted average shares outstanding. Basic earnings per share for the three months ended June 30, 2017 was computed using 3,811,409 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations was 5,524,912 for the three months ended June 30, 2018 and 3,869,885 for the three months ended June 30, 2017.

Basic earnings per share for the six months ended June 30, 2018 was computed using 5,386,401 weighted average shares outstanding. Basic earnings per share for the six months ended June 30, 2017 was computed using 3,811,409 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations was 5,450,861 for the six months ended June 30, 2018 and 3,872,765 for the six months ended June 30, 2017.

NOTE 8. DIVIDENDS AND STOCK REPURCHASE PROGRAM

For the year ended December 31, 2017, Eagle paid dividends of $0.08 per share for the quarters ended March 31 and June 30, 2017. Eagle paid dividends of $0.09 per share for the quarters ended September 30 and December 31, 2017. A dividend of $0.09 per share was declared on January 25, 2018 and paid March 1, 2018 to shareholders of record on February 9, 2018. A dividend of $0.09 per share was declared on April 19, 2018 and paid June 1, 2018 to shareholders of record on May 11, 2018. A dividend of $0.0925 per share was declared on July 19, 2018, payable on September 7, 2018 to shareholders of record on August 17, 2018.

On July 19, 2018, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. The plan expires on July 19, 2019.

On July 20, 2017, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. No shares were purchased under this plan. The plan expired on July 20, 2018.

On July 21, 2016, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. No shares were purchased under this plan. The plan expired on July 21, 2017.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on Derivatives	on Investment
	Designated as	Securities
	Cash Flow Hedges	Available-for-Sale	Total
		(In Thousands)

Balance, January 1, 2018	$234	$79	$313
Other comprehensive income (loss), before reclassifications and income taxes	262	(2,583)	(2,321)
Amounts reclassified from accumulated other comprehensive income, before income taxes	(325)	105	(220)
Income tax benefit	17	660	677
Total other comprehensive loss	(46)	(1,818)	(1,864)
Balance, March 31, 2018	188	(1,739)	(1,551)
Other comprehensive income (loss), before reclassifications and income taxes	402	(216)	186
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(262)	(15)	(277)
Income tax (expense) benefit	(37)	60	23
Total other comprehensive income (loss)	103	(171)	(68)
Balance, June 30, 2018	$291	$(1,910)	$(1,619)

Balance, January 1, 2017	$330	$(741)	$(411)
Other comprehensive income, before reclassifications and income taxes	341	279	620
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(558)	-	(558)
Income tax benefit (expense)	88	(113)	(25)
Total other comprehensive (loss) income	(129)	166	37
Balance, March 31, 2017	201	(575)	(374)
Other comprehensive income, before reclassifications and income taxes	657	1,775	2,432
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(341)	14	(327)
Income tax expense	(128)	(730)	(858)
Total other comprehensive income	188	1,059	1,247
Balance, June 30, 2017	$389	$484	$873

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

Interest Rate Lock Commitments

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amount of interest rate lock commitments was $33,997,000 and $15,338,000 at June 30, 2018 and December 31, 2017, respectively. The fair value of such commitments was insignificant.

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

	June 30, 2018
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency obligations	$-	$10,508	$-	$10,508
Municipal obligations	-	73,889	-	73,889
Corporate obligations	-	12,692	-	12,692
Mortgage-backed securities	-	22,477	-	22,477
Collateralized mortgage obligations	-	24,370	-	24,370
Asset-backed securities	-	10,329	-	10,329
Loans held-for-sale	-	11,700	-	11,700

	December 31, 2017
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency	$-	$4,857	$-	$4,857
Municipal obligations	-	67,886	-	67,886
Corporate obligations	-	14,644	-	14,644
Mortgage-backed securities	-	24,869	-	24,869
Collateralized mortgage obligations	-	19,788	-	19,788
Asset-backed securities	-	-	-	-
Loans held-for-sale	-	8,949	-	8,949

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

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2018
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$1,500	$1,500
Repossessed assets	-	-	457	457

	December 31, 2017
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$928	$928
Repossessed assets	-	-	525	525

As of June 30, 2018, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $1,500,000 were not reduced by specific valuation allowance allocations, resulting in a total reported fair value of $1,500,000 based on collateral valuations utilizing Level 3 valuation inputs.

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

	Fair Value at		Principal	Significant	Range of
	June 30,	December 31,	Valuation	Unobservable	Signficant Input
Instrument	2018	2017	Technique	Inputs	Values
(Dollars In Thousands)

Impaired loans	$1,500	$928	Appraisal of collateral(1)	Appraisal adjustments	10	-	30%

Repossessed assets	$457	$525	Appraisal of collateral(1)(3)	Liquidation expenses(2)	10	-	30%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable, less associated allowance.
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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. FAIR VALUE DISCLOSURES - continued

FASB ASC Topic 825 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. Below is a table that summarizes the fair market values of financial instruments of the Company, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

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

	June 30, 2018
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$8,980	$-	$-	$8,980	$8,980
Federal Home Loan Bank stock	4,559	-	-	4,559	4,559
Federal Reserve Bank stock	2,019	-	-	2,019	2,019
Loans receivable, net	-	-	570,519	570,519	574,078
Accrued interest and dividends receivable	3,668	-	-	3,668	3,668
Mortgage servicing rights	-	-	8,068	8,068	6,716
Cash surrender value of life insurance	14,670	-	-	14,670	14,670
Financial liabilities:
Non-maturing interest bearing deposits	-	316,176	-	316,176	316,176
Noninterest bearing deposits	133,736	-	-	133,736	133,736
Time certificates of deposit	-	-	161,337	161,337	163,263
Accrued expenses and other liabilities	5,535	-	-	5,535	5,535
Federal Home Loan Bank advances and other borrowings	-	-	90,838	90,838	91,469
Other long-term debt	-	-	23,760	23,760	25,155
Off-balance-sheet instruments	-
Forward delivery commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. FAIR VALUE DISCLOSURES - continued

Mortgage Servicing Rights – the fair value of servicing rights was determined at loan level using a discount rate of 12.50% for all investor types, prepayment speeds ranging from 80.00% to 241.00% PSA, depending on stratification of the specific loan. The weighted average prepayment speed was 120.00% PSA. The fair value was also adjusted for the effect of potential past dues and foreclosures. Individual mortgage servicing rights values were capped at a maximum of 1.25% for all investor types.

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

Advances from the FHLB/Other Borrowings and Other Long-Term Debt – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective June 30, 2018 and December 31, 2017, respectively if the borrowings repriced according to their stated terms.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12. MERGERS AND ACQUISITIONS – continued

Assets acquired and liabilities assumed were recorded on the consolidated statement of financial condition at estimated fair value on acquisition date. The following table summarizes fair values of assets acquired and liabilities assumed, consideration paid and resulting goodwill.

January 31,
2018
(In Thousands,
Except Share Data)
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

NOTE 12. MERGERS AND ACQUISITIONS – continued

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

Direct costs related to the acquisition were expensed as incurred. The Company recorded acquisition costs of $131,000 during the quarter ended June 30, 2018, $234,000 during the quarter ended March 31, 2018 and $676,000 during the year ended December 31, 2017. Acquisition costs included legal and professional fees and data processing incurred related to the acquisition.

Operations of TwinCo have been included in the consolidated financial statements since February 1, 2018. The Company does not consider TwinCo a separate reporting segment and does not track the amount of revenues and net income attributable to TwinCo since acquisition. As such, it is impracticable to determine such amounts for the period from February 1, 2018 through June 30, 2018.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12. MERGERS AND ACQUISITIONS – continued

The accompanying consolidated statements of income include the results of operations of the acquired entity since the January 31, 2018 acquisition date. The following table presents unaudited pro forma results of operations for the three and six months ended June 30, 2018 and 2017 as if the acquisition had occurred on January 1, 2017. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments and amortization of the core deposit intangible asset. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company purchased and assumed the assets and liabilities of TwinCo on January 1, 2017. Cost savings are also not reflected in the unaudited pro forma amounts for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in Thousands, Except Per Share Data)
Pro forma net income(1)
Net interest income after loan loss provision	$7,786	$6,506	$14,414	$12,616
Noninterest income	3,084	3,651	5,798	6,940
Noninterest expense	9,244	8,293	17,719	16,404
Income before income taxes	1,626	1,864	2,493	3,152
Income tax expense	293	522	466	883
Net income	$1,333	$1,342	$2,027	$2,269

Pro forma earnings per share(1)
Basic earnings per share	$0.24	$0.35	$0.38	$0.60
Diluted earnings per share	$0.24	$0.35	$0.37	$0.59

Weighted average shares outstanding, basic	5,460,452	3,811,409	5,386,401	3,811,409
Weighted average shares outstanding, diluted	5,524,912	3,869,885	5,450,861	3,872,765

(1)

Significant assumptions utilized include the acquisition cost noted above, accretion of interest rate fair value adjustments, amortization of the core deposit intangible asset and a 28.00% effective tax rate for 2017.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The amendment has a number of provisions including the requirements that public business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, a separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans receivables), and eliminating the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendment is effective for annual and interim reporting periods beginning after December 15, 2017 and was adopted by the Company in the first quarter of 2018. The Company’s Note 11. Fair Value Disclosures for June 30, 2018, reflects the provisions of this pronouncement.

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee changed the federal funds target rate from 0.75% to 1.50% during the year ended December 31, 2017. The rate increased from 1.50% to 2.00% during the six months ended June 30, 2018.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between June 30, 2018 and December 31, 2017.

Total assets were $826.83 million at June 30, 2018, an increase of $110.05 million, or 15.4%, from $716.78 million at December 31, 2017. The increase was largely due to the change in securities and loans receivable, net as a result of the acquisition of TwinCo. Securities available-for-sale increased $22.23 million, or 16.8%, to $154.27 million at June 30, 2018 from $132.04 million at December 31, 2017. Loans receivable, net increased by $68.18 million, or 13.4%, to $575.58 million at June 30, 2018, from $507.40 million at December 31, 2017. Total liabilities were $735.02 million at June 30, 2018, an increase of $101.85 million, or 16.1%, from $633.17 million at December 31, 2017. The increase was primarily due to an increase in deposits largely due to the TwinCo acquisition, as well as an increase in Federal Home Loan Bank (“FHLB”) advances and other borrowings. Total deposits increased by $92.62 million, or 17.8%, to $613.18 million at June 30, 2018, from $520.56 million at December 31, 2017. FHLB advances and other borrowings increased $8.50 million to $91.47 million at June 30, 2018 from $82.97 million at December 31, 2017.

Balance Sheet Details

Investment Activities

The following table summarizes investment activities:

	June 30,		December 31,
	2018		2017
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency	$10,508	6.48%	$4,857	3.48%
Municipal obligations	73,889	45.54%	67,886	48.66%
Corporate obligations	12,692	7.82%	14,644	10.50%
Mortgage-backed securities	22,477	13.86%	24,869	17.82%
Collateralized mortgage obligations	24,370	15.02%	19,788	14.18%
Asset-backed securities	10,329	6.37%	-	0.00%

Total securities available-for-sale	154,265	95.09%	132,044	94.64%

Interest bearing deposits	1,397	0.86%	1,920	1.38%

FHLB capital stock, at cost	4,559	2.81%	4,086	2.93%

FRB capital stock, at cost	2,019	1.24%	1,465	1.05%

Total	$162,240	100.00%	$139,515	100.00%

Securities available-for-sale were $154.27 million at June 30, 2018, an increase of $22.23 million, or 16.8%, from $132.04 million at December 31, 2017. All categories of securities available-for-sale increased during the period with the exception of corporate obligations and mortgage-backed securities. The increases were mainly related to the acquisition of TwinCo. Corporate obligations decreased primarily due to maturities, and mortgage-backed securities decreased due to principal payments partially offset by net purchases.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	June 30,		December 31,
	2018		2017
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential 1-4 family (1)	$112,314	19.27%	$109,911	21.37%
Residential 1-4 family construction	31,009	5.32%	25,306	4.92%
Commercial real estate	216,264	37.11%	194,805	37.88%
Commercial construction and development	36,581	6.28%	38,351	7.46%
Farmland	28,680	4.92%	11,627	2.26%
Total first mortgage loans	424,848	72.90%	380,000	73.89%

Other loans:
Home equity	53,178	9.13%	52,672	10.24%
Consumer	16,635	2.85%	15,712	3.06%
Commercial	69,951	12.01%	63,300	12.31%
Agricultural	18,145	3.11%	2,563	0.50%
Total other loans	157,909	27.10%	134,247	26.11%

Total loans	582,757	100.00%	514,247	100.00%

Deferred loan fees	(1,029)		(1,093)
Allowance for loan losses	(6,150)		(5,750)

Total loans, net	$575,578		$507,404

(1) Excludes loans held-for-sale.

Loans receivable, net increased $68.18 million to $575.58 million at June 30, 2018 largely due to the TwinCo acquisition. The TwinCo acquisition included $55.07 million of acquired loans. Excluding acquired loans, loans receivable, net increased by $13.12 million. Including acquired loans, commercial real estate loans increased $21.46 million, farmland loans increased $17.05 million, agricultural loans increased $15.58 million, commercial loans increased $6.65 million, residential 1-4 family construction loans increased $5.70 million, residential 1-4 family loans increased $2.40 million, consumer loans increased $923,000 and home equity loans increased $506,000. These increases were slightly offset by a decrease in commercial construction and development loans of $1.77 million. Total loan originations were $214.95 million for the six months ended June 30, 2018, with residential mortgage accounting for $134.50 million of the total. Commercial real estate loan originations were $27.91 million and commercial construction and development loan originations were $4.42 million. Residential 1-4 family construction loan originations were $9.68 million. Consumer loan originations were $4.87 million and home equity originations were $6.71 million. Farmland loan originations were $4.36 million and agricultural loan originations were $7.77 million. Commercial loans originations were $14.73 million. Loans held-for-sale increased to $11.70 million at June 30, 2018 from $8.95 million at December 31, 2017.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. Subsequent write-downs are recorded as a charge to operations. As of June 30, 2018, the Bank had $457,000 of real estate owned.

The following table sets forth information regarding nonperforming assets:

	June 30,	December 31,
	2018	2017
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential 1-4 family	$236	$475
Residential 1-4 family construction	337	-
Commercial real estate	527	-
Other loans:
Home equity	207	242
Consumer	101	153
Commercial	92	107
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	130	-
Other loans:
Commercial	29	-
Restructured loans	-	-
Total nonperforming loans	1,659	977
Real estate owned and other repossed property, net	457	525
Total nonperforming assets	$2,116	$1,502

Total nonperforming loans to total loans	0.28%	0.19%
Total nonperforming loans to total assets	0.20%	0.14%
Total allowance for loan loss to nonperforming loans	370.71%	588.54%
Total nonperforming assets to total assets	0.26%	0.21%

The commercial real estate non-accrual loans at June 30, 2018 relate to the TwinCo acquisition.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	June 30,		December 31,
	2018		2017

		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$133,736	21.81%	$99,799	19.17%
Interest bearing checking	101,085	16.49%	99,255	19.07%
Savings	108,544	17.70%	88,603	17.02%
Money market accounts	106,547	17.37%	89,558	17.20%
Total	449,912	73.37%	377,215	72.46%
Certificates of deposit accounts:
IRA certificates	30,783	5.02%	28,189	5.42%
Brokered certificates	1,266	0.21%	4,601	0.88%
Other certificates	131,214	21.40%	110,559	21.24%
Total certificates of deposit	163,263	26.63%	143,349	27.54%
Total deposits	$613,175	100.00%	$520,564	100.00%

Deposits increased by $92.62 million, or 17.8%, to $613.18 million at June 30, 2018 from $520.56 million at December 31, 2017. The increase was mainly due to increased deposits as a result of the TwinCo acquisition. Noninterest checking increased by $33.94 million. Savings and interest bearing checking increased by $19.94 million and $1.83 million, respectively. Money market accounts increased by $16.99 million. Certificates of deposit increased by $19.92 million.

The following table summarizes borrowing activity:

	June 30,		December 31,
	2018		2017

	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings	$91,469	78.64%	$82,969	76.98%
Other long-term debt, net of unamortized debt issuance costs:
Senior notes fixed at 5.75%, due 2022	9,842	8.46%	9,820	9.11%
Subordinated debentures fixed at 6.75%, due 2025	9,846	8.47%	9,836	9.13%
Subordinated debentures variable, due 2035	5,155	4.43%	5,155	4.78%
Total other long-term debt	24,843	21.36%	24,811	23.02%
Total borrowings	116,312	100.00%	107,780	100.00%

FHLB advances and other borrowings increased by $8.50 million, or 10.2%, to $91.47 million at June 30, 2018 from $82.97 million at December 31, 2017. The borrowings were used to help fund the continued loan growth.

Shareholders’ Equity

Total shareholders’ equity increased $8.19 million, or 9.8%, to $91.81 million at June 30, 2018 from $83.62 million at December 31, 2017. This was primarily the result of stock issued in connection with the TwinCo acquisition of $9.03 million and net income of $1.91 million. These increases were partially offset by other comprehensive loss of $1.93 million and dividends paid of $983,000.

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

	For the Three Months Ended June 30,
	2018			2017
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)(5)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$154,673	$1,021	2.65%	$126,942	$714	2.26%
FHLB and FRB stock	6,019	74	4.93%	5,437	36	2.66%
Loans receivable(1)	585,366	7,862	5.39%	512,138	6,174	4.84%
Other earning assets	3,667	19	2.08%	368	1	1.09%
Total interest earning assets	749,725	8,976	4.80%	644,885	6,925	4.31%
Noninterest earning assets	74,191			55,797
Total assets	$823,916			$700,682

Liabilities and equity:
Interest bearing liabilities:
Deposit accounts:
Checking	$108,339	$9	0.03%	$94,656	$8	0.03%
Savings	103,907	12	0.05%	84,703	11	0.05%
Money market	110,656	56	0.20%	91,659	34	0.15%
Certificates of deposit	166,919	417	1.00%	152,242	323	0.85%
Advances from FHLB and other borrowings including long-term debt	102,128	672	2.64%	122,619	669	2.19%
Total interest bearing liabilities	591,949	1,166	0.79%	545,879	1,045	0.77%
Noninterest checking	133,464			89,476
Other noninterest bearing liabilities	7,041			4,193
Total liabilities	732,454			639,548

Total equity	91,462			61,134

Total liabilities and equity	$823,916			$700,682
Net interest income/interest rate spread(2)		$7,810	4.01%		$5,880	3.54%

Net interest margin(3)			4.18%			3.66%
Total interest earning assets to interest bearing liabilities			126.65%			118.14%

(1)	Includes loans held-for-sale.
(2)	Interest rate spread represents the difference between the average yield on interest earning assets and the average rate on interest bearing liabilities.
(3)	Net interest margin represents income before the provision for loan losses divided by average interest earning assets.
(4)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.
(5)	Calculated based on actual days. Previously calculated on a 360 day basis

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Net Interest Income – continued

	For the Six Months Ended June 30,
	2018			2017
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)(5)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$165,549	$2,010	2.45%	$127,704	$1,443	2.28%
FHLB and FRB stock	6,013	153	5.13%	4,755	76	3.22%
Loans receivable(1)	579,191	14,734	5.13%	493,393	11,744	4.80%
Other earning assets	5,132	36	1.41%	939	2	0.43%
Total interest earning assets	755,885	16,933	4.52%	626,791	13,265	4.27%
Noninterest earning assets	79,758			55,695
Total assets	$835,643			$682,486

Liabilities and equity:
Interest bearing liabilities:
Deposit accounts:
Checking	$108,588	$19	0.04%	$94,462	$15	0.03%
Savings	102,545	26	0.05%	83,614	20	0.05%
Money market	108,581	104	0.19%	92,367	59	0.13%
Certificates of deposit	164,577	771	0.94%	157,615	662	0.85%
Advances from FHLB and other borrowings including long-term debt	130,337	1,356	2.10%	103,241	1,146	2.24%
Total interest bearing liabilities	614,628	2,276	0.75%	531,299	1,902	0.72%
Noninterest checking	130,009			86,996
Other noninterest bearing liabilities	13,836			4,232
Total liabilities	758,473			622,527

Total equity	77,170			59,959

Total liabilities and equity	$835,643			$682,486
Net interest income/interest rate spread(2)		$14,657	3.77%		$11,363	3.55%

Net interest margin(3)			3.91%			3.66%
Total interest earning assets to interest bearing liabilities			122.98%			117.97%

(1)	Includes loans held-for-sale.
(2)	Interest rate spread represents the difference between the average yield on interest earning assets and the average rate on interest bearing liabilities.
(3)	Net interest margin represents income before the provision for loan losses divided by average interest earning assets.
(4)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.
(5)	Calculated based on actual days. Previously calculated on a 360-day basis.

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

	For the Three Months Ended June 30,
	2018			2017
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$156	$151	$307	$(84)	$58	$(26)
FHLB and FRB stock	4	34	38	6	(5)	1
Loans receivable(1)	883	805	1,688	709	510	1,219
Other earning assets	9	9	18	-	-	-
Total interest earning assets	1,052	999	2,051	631	563	1,194

Interest bearing liabilities:
Savings, money market and checking accounts	10	14	24	1	11	12
Certificates of deposit	31	63	94	(2)	(15)	(17)
Advances from FHLB and other borrowings including long-term debt	(112)	115	3	125	137	262
Total interest bearing liabilities	(71)	192	121	124	133	257

Change in net interest income	$1,123	$807	$1,930	$507	$430	$937

(1)     Includes loans held-for-sale.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rate/Volume Analysis – continued

	For the Six Months Ended June 30,
	2018			2017
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$428	$139	$567	$(173)	$129	$(44)
FHLB and FRB stock	20	57	77	2	8	10
Loans receivable(1)	2,042	948	2,990	1,232	720	1,952
Other earning assets	9	25	34	(2)	-	(2)
Total interest earning assets	2,499	1,169	3,668	1,059	857	1,916

Interest bearing liabilities:
Savings, money market and checking accounts	17	38	55	3	10	13
Certificates of deposit	29	80	109	22	(15)	7
Advances from FHLB and other borrowings including long-term debt	301	(91)	210	102	242	344
Total interest bearing liabilities	347	27	374	127	237	364

Change in net interest income	$2,152	$1,142	$3,294	$932	$620	$1,552

(1)     Includes loans held-for-sale.

Results of Operations for the Three Months Ended June 30, 2018 and 2017

Net Income. Eagle’s net income for the three months ended June 30, 2018 was $1.33 million compared to $1.07 million for the three months ended June 30, 2017. The increase of $267,000, or 25.0%, was due to an increase in net interest income after loan loss provision of $2.21 million and a decrease in income tax expense of $169,000, offset by a decrease in noninterest income of $486,000 and an increase in noninterest expense of $1.62 million. Basic and diluted earnings per share were $0.24 for the current period. Basic and diluted earnings per share were $0.28 and $0.27, respectively, for the prior year comparable period.

Net Interest Income. Net interest income increased to $7.81 million for the three months ended June 30, 2018, from $5.88 million for the same quarter in the prior year. This increase of $1.93 million, or 32.8%, was the result of an increase in interest and dividend income of $2.05 million, slightly offset by an increase in interest expense of $121,000.

Interest and Dividend Income. Interest and dividend income was $8.98 million for the three months ended June 30, 2018, compared to $6.93 million for the three months ended June 30, 2017, an increase of $2.05 million, or 29.6%. Interest and fees on loans increased to $7.86 million for the three months ended June 30, 2018 from $6.17 million for the three months ended June 30, 2017. This increase of $1.69 million, or 27.4%, was due to an increase in the average balance of loans, as well as, an increase in the average yield of loans for the quarter ended June 30, 2018. Average balances for loans receivable, including loans held-for-sale, for the three months ended June 30, 2018 were $585.37 million, compared to $512.14 million for the prior year period. This represents an increase of $73.23 million, or 14.3% and was largely due to the TwinCo acquisition. The average interest rate earned on loans receivable increased by 55 basis points, from 4.84% to 5.39%. Interest and dividends on investment securities available-for-sale increased by $307,000, or 43.0% period over period. Average balances for investments increased to $154.67 million for the three months ended June 30, 2018, from $126.94 million for the three months ended June 30, 2017. This increase was also largely due to the TwinCo acquisition. Average interest rates earned on investments increased to 2.65% for the three months ended June 30, 2018 from 2.26% for the three months ended June 30, 2017.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2018 and 2017 – continued

Interest Expense. Total interest expense was $1.17 million for the three months ended June 30, 2018 compared to $1.05 million for the three months ended June 30, 2017. The increase of $121,000 or 11.6% was largely attributable to an increase in interest expense on deposits. The average balance for total deposits was $623.29 million for three months ended June 30, 2018 compared to $512.74 million for the three months ended June 30, 2017. This increase was largely due to the TwinCo acquisition. The overall average rate on total deposits was 0.32% for the three months ended June 30, 2018 compared to 0.29% for the three months ended June 30, 2017. The average balance for total borrowings decreased from $122.62 million for the three months ended June 30, 2017 to $102.13 million for the three months ended June 30, 2018. However, the average rate paid on total borrowings increased from 2.19% for the three months ended June 30, 2017, to 2.64% for the three months ended June 30, 2018.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank and past due loans in the portfolio. The Bank’s policies require review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. The Bank recorded $24,000 in provision for loan losses for the three months ended June 30, 2018 and $302,000 for the three months ended June 30, 2017. Management believes the level of total allowances is adequate.

Noninterest Income. Total noninterest income was $3.08 million for the three months ended June 30, 2018, compared to $3.57 million for the three months ended June 30, 2017. The decrease of $486,000 or 13.6% is primarily due to a decrease in net gain on sale of loans which decreased to $1.72 million for the three months ended June 30, 2018 from $2.26 million for the three months ended June 30, 2017. The decrease is primarily due to a decrease in gross margin on sale of mortgage loans for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease in gross margin on sale of mortgage loans is due to interest rate movements in the mortgage market and strategic defensive posture due to competitive pressure.

Noninterest Expense. Noninterest expense was $9.24 million for the three months ended June 30, 2018 compared to $7.62 million for the three months ended June 30, 2017. The increase of $1.62 million or 21.3% is largely due to increased salaries and employee benefits expense of $875,000. The increase is due in part to higher commission-based compensation related to the continued loan growth and additional staff related to compliance with mortgage rules. Salaries and employee benefits expense was also impacted by the addition of staff related to the TwinCo acquisition.

Income Tax Expense. Income tax expense was $293,000 for the three months ended June 30, 2018, compared to $462,000 for the three months ended June 30, 2017. The effective tax rate for the three months ended June 30, 2018 was 18.0%.

Results of Operations for the Six Months Ended June 30, 2018 and 2017

Net Income. Eagle’s net income for the six months ended June 30, 2018 was $1.91 million compared to $1.83 million for the six months ended June 30, 2017. The slight increase of $77,000, or 4.2%, was due to an increase in net interest income after loan loss provision of $3.37 million and a decrease in income tax expense of $230,000, offset by an increase in noninterest expense of $2.51 million and a decrease in noninterest income of $1.02 million. Basic and diluted earnings per share were $0.35 for the current period. Basic and diluted earnings per share were $0.48 and $0.47, respectively, for the prior year comparable period.

Net Interest Income. Net interest income increased to $14.66 million for the six months ended June 30, 2018, from $11.36 million for the previous year’s six-month period. This increase of $3.30 million, or 29.0%, was the result of an increase in interest and dividend income of $3.66 million, partially offset by an increase in interest expense of $374,000.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended June 30, 2018 and 2017 – continued

Interest and Dividend Income. Interest and dividend income was $16.93 million for the six months ended June 30, 2018, compared to $13.27 million for the six months ended June 30, 2017, an increase of $3.66 million, or 27.6%. Interest and fees on loans increased to $14.73 million for the six months ended June 30, 2018 from $11.74 million for the same period ended June 30, 2017. This increase of $2.99 million, or 25.5%, was due to an increase in the average balance of loans, as well as, an increase in the average yield on loans. Average balances for loans receivable, including loans held-for-sale, for the six months ended June 30, 2017 were $579.19 million, compared to $493.39 million for the prior year period. This represents an increase of $85.80 million, or 17.4% and was largely due to the TwinCo acquisition. The average interest rate earned on loans receivable increased by 33 basis points, from 4.80% to 5.13%. Interest and dividends on investment securities available-for-sale increased $567,000, or 39.3% period over period. Average balances for investments increased to $165.55 million for the six months ended June 30, 2018, from $127.70 million for the six months ended June 30, 2017. This increase was also largely due to the TwinCo acquisition. Average interest rates earned on investments increased to 2.45% for the six months ended June 30, 2018 from 2.28% for the six months ended June 30, 2017.

Interest Expense. Total interest expense for the six months ended June 30, 2018 was $2.28 million compared to $1.90 million for the six months ended June 30, 2017. The increase of $374,000, or 19.7%, was due to an increase in total borrowings, as well as an increase in interest expense on deposits. Interest expense on FHLB advances and other borrowings and other long-term debt increased $210,000 for the six months ended June 30, 2018 compared to the same period in the prior year. The average borrowing balance increased from $103.24 million for the six months ended June 30, 2017 to $130.34 million for the six months ended June 30, 2018. However, the average rate paid decreased from 2.24% for the six months ended June 30, 2017, to 2.10% for the six months ended June 30, 2018. Borrowings have been used to help fund the continued loan growth. Interest expense on deposits increased $164,000 for the six months ended June 30, 2018 compared to the same period in the prior year. The increase is due to higher overall average balances for total deposits which increased from $515.05 million for the six months ended June 30, 2017 to $614.30 million for the six months ended June 30, 2018. This increase was largely due to the TwinCo acquisition. The overall average rate on total deposits was consistent period over period.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank and past due loans in the portfolio. The Bank’s policies require a review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. The Bank recorded $526,000 in loan loss provisions for the six months ended June 30, 2018 and $603,000 in the six months ended June 30, 2017. Management believes the level of total allowances is adequate. As of June 30, 2018, the Bank had $457,000 in foreclosed real estate property and other repossessed property.

Noninterest Income. Total noninterest income decreased to $5.76 million for the six months ended June 30, 2018, from $6.78 million for the six months ended June 30, 2017, a decrease of $1.02 million or 15.0%. The decrease is largely due to a decrease in net gain on sale of loans which decreased to $3.16 million for the six months ended June 30, 2018 from $4.09 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, $120.64 million mortgage loans were sold compared to $129.91 million in the same period in the prior year. In addition, gross margin on sale of mortgage loans for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 declined. The decrease in gross margin on sale of mortgage loans is due to interest rate movements in the mortgage market and strategic defensive posture due to competitive pressure.

Noninterest Expense. Noninterest expense was $17.57 million for the six months ended June 30, 2018 compared to $15.06 million for the six months ended June 30, 2017. The increase of $2.51 million, or 16.7%, is largely due to increased salaries and employee benefits expense of $1.35 million. The increase in salaries expense is due in part to higher commission-based compensation related to the continued loan growth and additional staff related to compliance with mortgage rules. Salaries and employee benefits expense was also impacted by the addition of staff related to the TwinCo acquisition. In addition, the Company incurred acquisition costs of $365,000 during the six months ended June 30, 2018 related to the TwinCo acquisition.

Income Tax Expense. Income tax expense was $420,000 for the six months ended June 30, 2018, compared to $650,000 for the six months ended June 30, 2017. The effective tax rate for the six months ended June 30, 2018 was 18.1%. The tax was lower due to lower income before income taxes for the six months ended June 30, 2018 compared to the same period in the prior year, as well as the impact of the Tax Cuts and Job Act enacted in December 2017.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity

The Bank is required to maintain minimum levels of liquid assets as defined in the regulations of the Montana Division of Banking and Financial Institutions and Federal Reserve Bank (“FRB”) regulations. The liquidity requirement is retained for safety and soundness purposes, and appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with FHLB. The Bank exceeded those minimum ratios as of both June 30, 2018 and December 31, 2017.

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

Capital Resources

As of June 30, 2018, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 2.1% compared to an increase of 2.7% at December 31, 2017. The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

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

The Banks’s Tier I leverage ratio, as measured under State of Montana and FRB rules, increased from 10.39% as of December 31, 2017 to 11.261% as of June 30, 2018. The Bank’s capital position helps to mitigate its interest rate risk exposure.

As of June 30, 2018, the Bank’s regulatory capital was in excess of all applicable regulatory requirements. As of June 30, 2018, the Bank’s total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios were 15.654%, 14.647%, 14.647% and 11.261%, respectively, compared to regulatory requirements of 9.875%, 7.875%, 6.375% and 4.00%, respectively. All of these ratios with the exception of the Tier 1 leverage ratio include the capital conservation buffer of 1.875% phased-in beginning January 1, 2018.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources – continued

	June 30, 2018
	(Unaudited)
	Dollar	% of
	Amount	Assets
	(Dollars in Thousands)
Total risk-based capital to risk weighted assets:
Actual capital level	$95,642	15.654%
Minimum required for capital adequacy Basel III phase-in schedule	60,335	9.875
Excess capital	$35,307	5.779%

Tier I capital to risk weighted assets:
Actual capital level	$89,492	14.647%
Minimum required for capital adequacy Basel III phase-in schedule	48,116	7.875
Excess capital	$41,376	6.772%

Common equity tier I capital to risk weighted assets:
Actual capital level	$89,492	14.647%
Minimum required for capital adequacy Basel III phase-in schedule	38,951	6.375
Excess capital	$50,541	8.272%

Tier I capital to adjusted total average assets:
Actual capital level	$89,492	11.261%
Minimum required for capital adequacy Basel III phase-in schedule	31,787	4.000
Excess capital	$57,705	7.261%

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

The following table includes the Bank’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of June 30, 2018		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	1.03%	2.27%	-15.00%
-100	-1.84%	-6.15%	-15.00%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of June 30, 2018, our disclosure controls and procedures were effective. During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors.

There have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On July 19, 2018, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. The plan expires on July 19, 2019.

On July 20, 2017, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. No shares were purchased under this plan. The plan expired on July 20, 2018.

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

EAGLE BANCORP MONTANA, INC.

Date: August 7, 2018	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: August 7, 2018	By:	/s/ Laura F. Clark
Laura F. Clark
Executive Vice President/CFO