Form 10-Q
period 2018-09-30
Eagle Bancorp Montana, Inc.
filed 2018-11-14
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(406) 442-3080)

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

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	5,477,652 shares outstanding

As of November 14, 2018

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

The following factors, among others, could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	general economic conditions, either nationally or in our market areas that are worse than expected;
●	competition among depository and other financial institutions;
●	changes in the prices, values and sales volume of residential and commercial real estate in Montana;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	changes or volatility in the securities markets;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully perform due diligence and integrate acquired businesses including our proposed acquisition of Big Muddy Bancorp, Inc.;
●	changes in consumer spending, borrowing and savings habits;
●	our ability to continue to increase and manage our commercial and residential real estate, multi-family and commercial business loans;
●	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
●	the level of future deposit insurance premium assessments;
●

the costs or effects of mergers, acquisitions or dispositions we may make, including the pending merger of The State Bank of Townsend with and into Opportunity Bank of Montana, whether we are able to obtain any required governmental approvals in connection with any such mergers, acquisitions or dispositions, and/or our ability to realize the contemplated financial or business benefits, including any anticipated cost savings or synergies, associated with any such mergers, acquisitions or dispositions;

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS:
Cash and due from banks	$7,889	$5,517
Interest bearing deposits in banks	1,079	1,920
Total cash and cash equivalents	8,968	7,437

Securities available-for-sale	148,935	132,044
Federal Home Loan Bank stock	4,617	4,086
Federal Reserve Bank stock	2,033	1,465
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	8,747	8,949
Loans receivable, net of deferred loan fees of $1,081 at September 30, 2018 and $1,093 at December 31, 2017 and allowance for loan losses of $6,350 at September 30, 2018 and $5,750 at December 31, 2017	590,290	507,404
Accrued interest and dividends receivable	3,890	2,555
Mortgage servicing rights, net	6,947	6,578
Premises and equipment, net	28,600	21,958
Cash surrender value of life insurance	20,405	14,481
Real estate and other repossessed assets acquired in settlement of loans, net	457	525
Goodwill	12,124	7,034
Core deposit intangible, net	1,599	273
Deferred tax asset, net	2,100	1,360
Other assets	100	478

Total assets	$839,967	$716,782

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	September 30,	December 31,
	2018	2017
LIABILITIES:
Deposit accounts:
Noninterest bearing	$142,351	$99,799
Interest bearing	478,951	420,765
Total deposits	621,302	520,564

Accrued expenses and other liabilities	6,082	4,822
Federal Home Loan Bank advances and other borrowings	95,731	82,969
Other long-term debt:
Principal amount	25,155	25,155
Unamortized debt issuance costs	(295)	(344)
Total other long-term debt less unamortized debt issuance costs	24,860	24,811

Total liabilities	747,975	633,166

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 8,000,000 shares authorized; 5,718,942 and 5,272,168 shares issued; 5,460,452 and 5,013,678 shares outstanding at September 30, 2018 and December 31, 2017, respectively)	57	53
Additional paid-in capital	51,927	42,780
Unallocated common stock held by Employee Stock Ownership Plan	(518)	(643)
Treasury stock, at cost	(2,826)	(2,826)
Retained earnings	45,989	43,939
Net accumulated other comprehensive (loss) income	(2,637)	313
Total shareholders' equity	91,992	83,616

Total liabilities and shareholders' equity	$839,967	$716,782

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$7,701	$6,478	$22,435	$18,222
Securities available-for-sale	1,036	693	3,046	2,136
Federal Home Loan Bank and Federal Reserve Bank dividends	80	48	233	124
Interest on deposits in banks	5	2	40	3
Other interest income	3	3	4	4
Total interest and dividend income	8,825	7,224	25,758	20,489

INTEREST EXPENSE:
Deposits	534	386	1,454	1,142
Federal Home Loan Bank advances and other borrowings	453	329	1,105	856
Other long-term debt	361	350	1,065	969
Total interest expense	1,348	1,065	3,624	2,967

NET INTEREST INCOME	7,477	6,159	22,134	17,522

Loan loss provision	194	331	720	934

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	7,283	5,828	21,414	16,588

NONINTEREST INCOME:
Service charges on deposit accounts	241	250	681	721
Net gain on sale of loans (includes $402 and $657 for the three months ended September 30, 2018 and 2017, respectively, and $989 and $1,556 for the nine months ended September 30, 2018 and 2017, respectively, related to accumulated other comprehensive earnings reclassification)	2,290	2,574	5,449	6,662
Mortgage loan servicing fees	575	525	1,698	1,581
Wealth management income	130	142	409	463
Interchange and ATM fees	270	214	766	648
Appreciation in cash surrender value of life insurance	166	125	436	375
Net loss on sale of available-for-sale securities (includes ($23) and $0 for the three months ended September 30, 2018 and 2017, respectively, and ($113) and ($14) for the nine months ended September 30, 2018 and 2017, respectively, related to accumulated other comprehensive earnings reclassification)	(23)	-	(113)	(14)
Net loss on sale of real estate owned and other repossessed property	-	-	(57)	(25)
Other noninterest income	112	158	255	355
Total noninterest income	3,761	3,988	9,524	10,766

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
NONINTEREST EXPENSE:
Salaries and employee benefits	$5,123	$4,331	$15,493	$13,350
Occupancy and equipment expense	880	680	2,543	2,069
Data processing	866	563	2,176	1,696
Advertising	295	255	871	713
Amortization of mortgage servicing rights	296	288	906	812
Amortization of core deposit intangible and tax credits	182	107	519	321
Loan costs	154	166	469	465
Federal insurance premiums	65	78	203	198
Postage	58	48	192	147
Legal, accounting and examination fees	121	107	447	392
Consulting fees	23	14	65	122
Acquisition costs	222	276	587	276
Write-down on real estate owned and other repossessed property	-	-	-	45
Other noninterest expense	767	644	2,149	2,010
Total noninterest expense	9,052	7,557	26,620	22,616

INCOME BEFORE INCOME TAXES	1,992	2,259	4,318	4,738

Income tax expense (includes ($364) and ($157) for the three months ended September 30, 2018 and 2017, respectively, and ($1,064) and $726 for the nine months ended September 30, 2018 and 2017, respectively related to income tax (benefit) expense from reclassification items)	360	538	780	1,188

NET INCOME	$1,632	$1,721	$3,538	$3,550

BASIC EARNINGS PER SHARE	$0.30	$0.45	$0.65	$0.93

DILUTED EARNINGS PER SHARE	$0.30	$0.45	$0.65	$0.92

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC EPS)	5,460,452	3,811,409	5,411,356	3,811,409

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED EPS)	5,524,912	3,863,656	5,475,816	3,869,695

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

NET INCOME	$1,632	$1,721	$3,538	$3,550

OTHER ITEMS OF COMPREHENSIVE (LOSS) INCOME:
Change in fair value of investment securities available-for-sale, before income taxes	(1,237)	(91)	(4,036)	1,963
Reclassification for net realized losses on investment securities included in income, before income tax	23	-	113	14
Change in fair value of derivatives designated as cash flow hedges, before income taxes	234	364	898	1,362
Reclassification for net realized gains on derivatives designated as cash flow hedges, before income taxes	(402)	(657)	(989)	(1,556)
Total other items of comprehensive (loss) income	(1,382)	(384)	(4,014)	1,783

Income tax benefit (expense) related to:
Investment securities	320	38	1,040	(805)
Derivatives designated as cash flow hedges	44	119	24	79
Total income tax benefit (expense)	364	157	1,064	(726)

COMPREHENSIVE INCOME	$614	$1,494	$588	$4,607

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Nine Months Ended September 30, 2018 and 2017

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							ACCUMULATED
				UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME (LOSS)	TOTAL

Balance at January 1, 2018	$-	$53	$42,780	$(643)	$(2,826)	$43,939	$313	$83,616

Net income						3,538		3,538

Other comprehensive loss							(2,950)	(2,950)

Dividends paid						(1,488)		(1,488)

Stock issued in connection with TwinCo acquisition		4	9,026					9,030

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (12,462 shares)			121	125				246

Balance at September 30, 2018	$-	$57	$51,927	$(518)	$(2,826)	$45,989	$(2,637)	$91,992

Balance at January 1, 2017	$-	$41	$22,366	$(809)	$(2,971)	$41,240	$(411)	$59,456

Net income						3,550		3,550

Other comprehensive income							1,057	1,057

Dividends paid						(953)		(953)

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (12,462 shares)			111	125				236

Balance at September 30, 2017	$-	$41	$22,477	$(684)	$(2,971)	$43,837	$646	$63,346

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,538	$3,550
Adjustments to reconcile net income to net cash provided by operating activities:
Loan loss provision	720	934
Write-down on real estate owned and other repossessed assets	-	45
Depreciation	923	712
Net amortization of investment securities premium and discounts	950	1,208
Amortization of mortgage servicing rights	906	812
Amortization of core deposit intangible and tax credits	519	321
Deferred income tax provision (benefit)	516	(110)
Net gain on sale of loans	(5,449)	(6,662)
Net loss on sale of available-for-sale securities	113	14
Net loss on sale of real estate owned and other repossessed assets	57	25
Net loss on sale/disposal of premises and equipment	(9)	-
Net appreciation in cash surrender value of life insurance	(346)	(290)
Net change in:
Accrued interest and dividends receivable	(630)	(146)
Loans held-for-sale	5,560	15,092
Other assets	258	558
Accrued expenses and other liabilities	1,487	1,371
Net cash provided by operating activities	9,113	17,434

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	46,058	2,749
Maturities, principal payments and calls	8,763	6,982
Purchases	(45,970)	(1,307)
Federal Home Loan Bank stock purchased	(420)	(109)
Federal Reserve Bank stock purchased	(568)	-
Cash paid for TwinCo Acquisition, net of cash received	(4,243)	-
Loan origination and principal collection, net	(29,828)	(45,618)
Proceeds from Bank owned life insurance	205	-
Purchase of Bank owned life insurance	(5,600)	-
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	150	262
Proceeds from sale of premises and equipment	9	-
Additions to premises and equipment	(5,960)	(2,179)
Net cash used in investing activities	(37,404)	(39,220)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$18,548	$12,372
Net short-term advances (payments) on Federal Home Loan Bank and other borrowings	39,417	(35,522)
Long-term advances from Federal Home Loan Bank and other borrowings	-	46,300
Payments on long-term Federal Home Loan Bank and other borrowings	(26,655)	(9,355)
Proceeds from issuance of long-term debt	-	10,000
Payments for debt issuance costs	-	(219)
Dividends paid	(1,488)	(953)
Net cash provided by financing activities	29,822	22,623

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,531	837

CASH AND CASH EQUIVALENTS, beginning of period	7,437	7,318

CASH AND CASH EQUIVALENTS, end of period	$8,968	$8,155

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,523	$2,939

Cash paid during the period for income taxes	$355	$1,180

NON-CASH INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in market value of securities available-for-sale	$(3,923)	$1,977

Mortgage servicing rights recognized	$1,275	$1,357

Loans transferred to real estate and other assets acquired in foreclosure	$4	$34

Stock issued in connection with TwinCo acquisition	$9,030	$-

Employee Stock Ownership Plan shares released	$246	$236

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

The results of operations for the nine-month period ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or any other period. The unaudited consolidated financial statements and notes presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Eagle Bancorp Montana, Inc.’s (“the Company” or “Eagle”) Form 10-K for the year ended December 31, 2017.

Certain prior period amounts were reclassified to conform to the presentation for 2018. These reclassifications had no impact on net income or total shareholders’ equity. Certain loan amounts were reclassified for prior periods to be consistent with loan category classification for September 30, 2018. During the quarter ended March 31, 2018, Eagle completed the acquisition of TwinCo, Inc. (“TwinCo”). See Note 12. Mergers and Acquisitions for more information. The acquisition included the addition of over $55,000,000 in gross loans and added a considerable amount to Eagle’s agricultural loans. There was no impact to Eagle’s loan policies due to the acquisition. Loan costs were previously included in other noninterest expense on the Consolidated Statements of Income. These amounts were presented on their own lines for the three and nine months ended September 30, 2018 and prior year amounts were reclassed to be consistent with the current year presentation.

The Company evaluated subsequent events for potential recognition and/or disclosure through November 14, 2018, the date the unaudited consolidated financial statements were issued.

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	September 30, 2018				December 31, 2017
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(In Thousands)
Available-for-Sale:
U.S. government and agency obligations	$10,452	$-	$(223)	$10,229	$4,881	$13	$(37)	$4,857
Municipal obligations	74,853	100	(2,279)	72,674	67,508	807	(429)	67,886
Corporate obligations	11,419	24	(236)	11,207	14,725	18	(99)	14,644
Mortgage-backed securities	20,946	120	(446)	20,620	24,770	364	(265)	24,869
Collateralized mortgage obligations	24,668	-	(827)	23,841	20,051	7	(270)	19,788
Asset-backed securities	10,411	1	(48)	10,364	-	-	-	-
Total	$152,749	$245	$(4,059)	$148,935	$131,935	$1,209	$(1,100)	$132,044

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

Proceeds from sales of available-for-sale securities and the associated gross realized gains and losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In Thousands)
Proceeds from sale of available-for-sale securities	$978	$-	$46,058	$2,749

Gross realized gain on sale of available-for-sale securities	$-	$-	$191	$14
Gross realized loss on sale of available-for-sale securities	(23)	-	(304)	(28)
Net realized loss on sale of available-for-sale securities	$(23)	-	$(113)	$(14)

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2018
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$1,255	$1,254
Due from one to five years	18,245	17,920
Due from five to ten years	14,561	14,236
Due after ten years	73,074	71,064
	107,135	104,474
Mortgage-backed securities	20,946	20,620
Collateralized mortgage obligations	24,668	23,841
Total	$152,749	$148,935

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	September 30, 2018
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$7,756	$(130)	$2,473	$(93)
Municipal obligations	50,828	(1,274)	17,332	(1,005)
Corporate obligations	7,193	(227)	991	(9)
Mortgage-backed securities and collateralized mortgage obligations	17,702	(472)	16,912	(801)
Asset-backed securities	8,371	(48)	-	-
Total	$91,850	$(2,151)	$37,708	$(1,908)

	December 31, 2017
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$2,943	$(14)	$1,363	$(23)
Municipal obligations	15,404	(87)	16,675	(342)
Corporate obligations	7,643	(71)	3,981	(28)
Mortgage-backed securities and collateralized mortgage obligations	9,107	(81)	21,653	(454)
Asset-backed securities	-	-	-	-
Total	$35,097	$(253)	$43,672	$(847)

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of September 30, 2018 and December 31, 2017, there were, respectively, 139 and 87 securities in an unrealized loss position that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

As of September 30, 2018, 104 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 3.09% from the Company’s amortized cost basis of these securities. At December 31, 2017, 52 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 1.28% from the Company’s amortized cost basis of these securities. As of September 30, 2018, 9 corporate obligations had unrealized losses of approximately 2.80% from the Company’s amortized cost basis of these securities. At December 31, 2017, 15 corporate obligations had unrealized losses with aggregate depreciation of approximately 0.84% from the Company’s amortized cost basis of these securities. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES - continued

As of September 30, 2018, 22 mortgage-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) had unrealized losses with aggregate depreciation of approximately 3.55% from the Company’s amortized cost basis of these securities. At December 31, 2017, 20 MBSs and CMOs had unrealized losses with aggregate depreciation of approximately 1.71% from the Company’s amortized cost basis. Management’s analysis as of September 30, 2018 revealed no expected credit losses on the securities and therefore, declines are not deemed to be other than temporary.

As of September 30, 2018, 4 asset-backed securities (“ABSs”) had unrealized losses with aggregate depreciation of approximately 0.57% from the Company’s amortized cost basis of these securities. The ABSs were purchased during the quarter ended March 31, 2018. Management’s analysis as of September 30, 2018 revealed no expected credit losses on the securities and therefore, declines are not deemed to be other than temporary.

NOTE 3. LOANS RECEIVABLE

Loans receivable consisted of the following:

	September 30,	December 31,
	2018	2017
	(In Thousands)
Real estate loans:
Residential 1-4 family	$144,972	$135,217
Commercial real estate	303,660	244,783

Other loans:
Home equity	53,342	52,672
Consumer	16,491	15,712
Commercial	79,256	65,863

Total	597,721	514,247

Deferred loan fees, net	(1,081)	(1,093)
Allowance for loan losses	(6,350)	(5,750)
Total loans, net	$590,290	$507,404

Within the commercial real estate loan category, $12,637,000 and $13,114,000 was guaranteed by the United States Department of Agriculture Rural Development, at September 30, 2018 and December 31, 2017, respectively. The commercial real estate category and the commercial category also include $3,004,000 and $1,480,000 of loans guaranteed by the United States Department of Agriculture Farm Service Agency at September 30, 2018, respectively. The United States Department of Agriculture Farm Service Agency guaranteed loans were acquired through the TwinCo acquisition. In addition, within the commercial loan category, $229,000 and $486,000 were in loans originated through a syndication program where the business resides outside of Montana, at September 30, 2018, and December 31, 2017, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

The following table includes information regarding nonperforming assets.

	September 30,	December 31,
	2018	2017
	(Dollars in Thousands)
Non-accrual loans	$1,556	$977
Accruing loans delinquent 90 days or more	156	-
Restructured loans, net	-	-
Total nonperforming loans	1,712	977
Real estate owned and other repossessed assets, net	457	525
Total nonperforming assets	$2,169	$1,502

Total nonperforming assets as a percentage of total assets	0.26%	0.21%

Allowance for loan losses	$6,350	$5,750

Percent of allowance for loan losses to nonperforming loans	370.91%	588.54%

Percent of allowance for loan losses to nonperforming assets	292.76%	382.82%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

Allowance for loan losses activity was as follows:

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, July 1, 2018	$1,301	$3,230	$427	$185	$1,007	$6,150
Charge-offs	-	-	-	(14)	-	(14)
Recoveries	-	7	-	12	1	20
Provision	-	164	-	-	30	194
Ending balance, September 30, 2018	$1,301	$3,401	$427	$183	$1,038	$6,350

Allowance for loan losses:
Beginning balance, January 1, 2018	$1,301	$2,778	$506	$225	$940	$5,750
Charge-offs	-	-	(80)	(64)	(24)	(168)
Recoveries	-	14	1	22	11	48
Provision	-	609	-	-	111	720
Ending balance, September 30, 2018	$1,301	$3,401	$427	$183	$1,038	$6,350

Ending balance, September 30, 2018 allocated to loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance, September 30, 2018 allocated to loans collectively evaluated for impairment	$1,301	$3,401	$427	$183	$1,038	$6,350

Loans receivable:
Ending balance, September 30, 2018	$144,972	$303,660	$53,342	$16,491	$79,256	$597,721

Ending balance, September 30, 2018 of loans individually evaluated for impairment	$564	$514	$228	$137	$113	$1,556

Ending balance, September 30, 2018 of loans collectively evaluated for impairment	$144,408	$303,146	$53,114	$16,354	$79,143	$596,165

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, July 1, 2017	$1,251	$2,378	$505	$225	$866	$5,225
Charge-offs	-	-	-	(41)	(19)	(60)
Recoveries	-	-	-	3	1	4
Provision	50	200	-	31	50	331
Ending balance, September 30, 2017	$1,301	$2,578	$505	$218	$898	$5,500

Allowance for loan losses:
Beginning balance, January 1, 2017	$1,241	$2,079	$460	$193	$797	$4,770
Charge-offs	-	-	-	(140)	(118)	(258)
Recoveries	-	-	39	14	1	54
Provision	60	499	6	151	218	934
Ending balance, September 30, 2017	$1,301	$2,578	$505	$218	$898	$5,500

Ending balance, September 30, 2017 allocated to loans individually evaluated for impairment	$-	$-	$-	$32	$-	$32

Ending balance, September 30, 2017 allocated to loans collectively evaluated for impairment	$1,301	$2,578	$505	$186	$898	$5,468

Loans receivable:
Ending balance, September 30, 2017	$139,010	$247,501	$51,450	$14,696	$58,554	$511,211

Ending balance, September 30, 2017 of loans individually evaluated for impairment	$484	$451	$242	$131	$88	$1,396

Ending balance, September 30, 2017 of loans collectively evaluated for impairment	$138,526	$247,050	$51,208	$14,565	$58,466	$509,815

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

Internal classification of the loan portfolio was as follows:

	September 30, 2018
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$114,320	$-	$897	$-	$-	$115,217
Residential 1-4 family construction	29,418	-	337	-	-	29,755
Commercial real estate	232,721	1,758	2,421	-	-	236,900
Commercial construction and development	36,339	-	-	-	-	36,339
Farmland	30,421	-	-	-	-	30,421
Other loans:
Home equity	53,114	-	228	-	-	53,342
Consumer	16,307	-	184	-	-	16,491
Commercial	59,403	870	134	-	-	60,407
Agricultural	18,451	-	398	-	-	18,849
Total	$590,494	$2,628	$4,599	$-	$-	$597,721

	December 31, 2017
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$109,167	$-	$744	$-	$-	$109,911
Residential 1-4 family construction	24,850	-	456	-	-	25,306
Commercial real estate	194,502	-	303	-	-	194,805
Commercial construction and development	38,351	-	-	-	-	38,351
Farmland	11,627	-	-	-	-	11,627
Other loans:
Home equity	52,430	-	242	-	-	52,672
Consumer	15,549	-	136	-	27	15,712
Commercial	63,165	-	113	-	22	63,300
Agricultural	2,563	-	-	-	-	2,563
Total	$512,204	$-	$1,994	$-	$49	$514,247

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

Credit risk profile based on payment activity of the loan portfolio was as follows:

	September 30, 2018
		Restructured
	Performing	Loans	Nonperforming	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$114,860	$-	$357	$115,217
Residential 1-4 family construction	29,418	-	337	29,755
Commercial real estate	236,386	-	514	236,900
Commercial construction and development	36,313	-	26	36,339
Farmland	30,421	-	-	30,421
Other loans:
Home equity	53,114	-	228	53,342
Consumer	16,354	-	137	16,491
Commercial	60,294	-	113	60,407
Agricultural	18,849	-	-	18,849
Total	$596,009	$-	$1,712	$597,721

	December 31, 2017
		Restructured
	Performing	Loans	Nonperforming	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$109,436	$-	$475	$109,911
Residential 1-4 family construction	25,306	-	-	25,306
Commercial real estate	194,805	-	-	194,805
Commercial construction and development	38,351	-	-	38,351
Farmland	11,627	-	-	11,627
Other loans:
Home equity	52,430	-	242	52,672
Consumer	15,559	-	153	15,712
Commercial	63,193	-	107	63,300
Agricultural	2,563	-	-	2,563
Total	$513,270	$-	$977	$514,247

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

The following tables include information regarding delinquencies within the loan portfolio.

	September 30, 2018
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$473	$130	$603	$227	$114,387	$115,217
Residential 1-4 family construction	118	-	118	337	29,300	29,755
Commercial real estate	1,618	-	1,618	514	234,768	236,900
Commercial construction and development	10	26	36	-	36,303	36,339
Farmland		-	-	-	30,421	30,421
Other loans:
Home equity	109	-	109	228	53,005	53,342
Consumer	80	-	80	137	16,274	16,491
Commercial	1,956		1,956	113	58,338	60,407
Agricultural	79	-	79	-	18,770	18,849
Total	$4,443	$156	$4,599	$1,556	$591,566	$597,721

	December 31, 2017
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$898	$-	$898	$475	$108,538	$109,911
Residential 1-4 family construction	409	-	409	-	24,897	25,306
Commercial real estate	291	-	291	-	194,514	194,805
Commercial construction and development	-	-	-	-	38,351	38,351
Farmland	-	-	-	-	11,627	11,627
Other loans:
Home equity	212	-	212	242	52,218	52,672
Consumer	111	-	111	153	15,448	15,712
Commercial	116	-	116	107	63,077	63,300
Agricultural	-	-	-	-	2,563	2,563
Total	$2,037	$-	$2,037	$977	$511,233	$514,247

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables include information regarding impaired loans.

	September 30, 2018
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
With no related allowance:
Real estate loans:
Residential 1-4 family	$227	$248	$-
Residential 1-4 family construction	337	387	-
Commercial real estate	514	527	-
Commercial construction and development	-	-	-
Farmland	-	-	-
Other loans:
Home equity	228	268	-
Consumer	137	190	-
Commercial	113	119	-
Agricultural	-	-	-

With a related allowance:
Real estate loans:
Residential 1-4 family	-	-	-
Residential 1-4 family construction	-	-	-
Commercial real estate	-	-	-
Commercial construction and development	-	-	-
Farmland	-	-	-
Other loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	-	-	-
Agricultural	-	-	-

Total:
Real estate loans:
Residential 1-4 family	227	248	-
Residential 1-4 family construction	337	387	-
Commercial real estate	514	527	-
Commercial construction and development	-	-	-
Farmland	-	-	-
Other loans:
Home equity	228	268	-
Consumer	137	190	-
Commercial	113	119	-
Agricultural	-	-	-
Total	$1,556	$1,739	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

	December 31, 2017
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
With no related allowance:
First mortgage loans:
Residential 1-4 family	$475	$487	$-
Residential 1-4 family construction	-	-	-
Commercial real estate	-	-	-
Commercial construction and development	-	-	-
Farmland	-	-	-
Other loans:
Home equity	242	263	-
Consumer	126	176	-
Commercial	85	87	-
Agricultural	-	-	-

With a related allowance:
First mortgage loans:
Residential 1-4 family	-	-	-
Residential 1-4 family construction	-	-	-
Commercial real estate	-	-	-
Commercial construction and development	-	-	-
Farmland	-	-	-
Other loans:
Home equity	-	-	-
Consumer	27	27	27
Commercial	22	22	22
Agricultural	-	-	-

Total:
First mortgage loans:
Residential 1-4 family	475	487	-
Residential 1-4 family construction	-	-	-
Commercial real estate	-	-	-
Commercial construction and development	-	-	-
Farmland	-	-	-
Other loans:
Home equity	242	263	-
Consumer	153	203	27
Commercial	107	109	22
Agricultural	-	-	-
Total	$977	$1,062	$49

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	Average Recorded Investment
	(In Thousands)
Real estate loans:
Residential 1-4 family	$232	$492	$351	$352
Residential 1-4 family construction	337	-	169	-
Commercial real estate	521	451	257	226
Commercial construction and development	-	-	-	-
Farmland	-	-	-	-
Other loans:
Home equity	217	274	235	291
Consumer	119	137	145	114
Commercial	102	150	110	44
Agricultural	-	-	-	-
Total	$1,528	$1,504	$1,267	$1,027

Interest income recognized on impaired loans for the three and nine months ended September 30, 2018 and 2017 are considered insignificant.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. TROUBLED DEBT RESTRUCTURINGS – continued

The Company previously had one TDR loan with a recorded investment of $43,000 and a $34,000 charge-off at time of restructure. The loan was a home equity loan and was on accrual status. The remaining recorded investment of $42,000 was paid-off during the quarter ended June 30, 2017 and the $34,000 charge-off was recovered.

The Bank’s policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain. The Bank’s policy generally refers to nine months of payment performance as sufficient to warrant a return to accrual status.

During the nine months ended September 30, 2018, there were no new restructured loans.

There were no loans modified as a troubled debt restructured loan within the previous nine months for which there was a payment default during the nine months ended September 30, 2018. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of September 30, 2018 and December 31, 2017, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

NOTE 5. DEPOSITS

Deposits are summarized as follows:

	September 30,	December 31,
	2018	2017
	(In Thousands)
Noninterest checking	$142,351	$99,799
Interest bearing checking	103,372	99,255
Savings	108,878	88,603
Money market	104,794	89,558
Time certificates of deposit	161,907	143,349
Total	$621,302	$520,564

NOTE 6. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

	September 30, 2018		December 31, 2017
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)
Senior notes fixed at 5.75%, due 2022	$10,000	$(147)	10,000	(180)
Subordinated debentures fixed at 6.75%, due 2025	10,000	(148)	10,000	(164)
Subordinated debentures variable at 3-Month Libor plus 1.42%, due 2035	5,155	-	5,155	-
Total other long-term debt	$25,155	$(295)	$25,155	$(344)

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

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to Eagle Bancorp Statutory Trust I (“the Trust”). The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at 3-Month LIBOR plus 1.42%, making the rate 3.818% and 3.114% as of September 30, 2018 and December 31, 2017, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date.

For the three months ended September 30, 2018 and 2017, interest expense on other long-term debt was $361,000 and $350,000, respectively. For the nine months ended September 30, 2018 and 2017, interest expense on other long-term debt was $1,065,000 and $969,000, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. EARNINGS PER SHARE

Basic earnings per share for the three months ended September 30, 2018 was computed using 5,460,452 weighted average shares outstanding. Basic earnings per share for the three months ended September 30, 2017 was computed using 3,811,409 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations was 5,524,912 for the three months ended September 30, 2018 and 3,863,656 for the three months ended September 30, 2017.

Basic earnings per share for the nine months ended September 30, 2018 was computed using 5,411,356 weighted average shares outstanding. Basic earnings per share for the nine months ended September 30, 2017 was computed using 3,811,409 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations was 5,475,816 for the nine months ended September 30, 2018 and 3,869,695 for the nine months ended September 30, 2017.

NOTE 8. DIVIDENDS AND STOCK REPURCHASE PROGRAM

For the year ended December 31, 2017, Eagle paid dividends of $0.08 per share for the quarters ended March 31 and June 30, 2017. Eagle paid dividends of $0.09 per share for the quarters ended September 30 and December 31, 2017. A dividend of $0.09 per share was declared on January 25, 2018 and paid March 1, 2018 to shareholders of record on February 9, 2018. A dividend of $0.09 per share was declared on April 19, 2018 and paid June 1, 2018 to shareholders of record on May 11, 2018. A dividend of $0.0925 per share was declared on July 19, 2018 and paid on September 7, 2018 to shareholders of record on August 17, 2018. A dividend of $0.0925 per share was declared on October 18, 2018, payable on December 7, 2018 to shareholders of record on November 16, 2018.

On July 19, 2018, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased under this plan during the three months ended September 30, 2018. The plan expires on July 19, 2019.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on Derivatives	on Investment
	Designated as	Securities
	Cash Flow Hedges	Available for Sale	Total
		(In Thousands)
Balance, January 1, 2018	$234	$79	$313
Other comprehensive income (loss), before reclassifications and income taxes	664	(2,799)	(2,135)
Amounts reclassified from accumulated other comprehensive income, before income taxes	(587)	90	(497)
Income tax (expense) benefit	(20)	720	700
Total other comprehensive income (loss)	57	(1,989)	(1,932)
Balance, June 30, 2018	291	(1,910)	(1,619)
Other comprehensive income (loss), before reclassifications and income taxes	234	(1,237)	(1,003)
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(402)	23	(379)
Income tax benefit	44	320	364
Total other comprehensive loss	(124)	(894)	(1,018)
Balance, September 30, 2018	$167	$(2,804)	$(2,637)

Balance, January 1, 2017	$330	$(741)	$(411)
Other comprehensive income, before reclassifications and income taxes	998	2,054	3,052
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(899)	14	(885)
Income tax expense	(40)	(843)	(883)
Total other comprehensive income	59	1,225	1,284
Balance, June 30, 2017	389	484	873
Other comprehensive income (loss), before reclassifications and income taxes	364	(91)	273
Amounts reclassified from accumulated other comprehensive income, before income taxes	(657)	-	(657)
Income tax benefit	119	38	157
Total other comprehensive loss	(174)	(53)	(227)
Balance, September 30, 2017	$215	$431	$646

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

Interest Rate Lock Commitments

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amount of interest rate lock commitments was $31,583,000 and $15,338,000 at September 30, 2018 and December 31, 2017, respectively. The fair value of such commitments was insignificant.

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

	September 30, 2018
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency obligations	$-	$10,229	$-	$10,229
Municipal obligations	-	72,674	-	72,674
Corporate obligations	-	11,207	-	11,207
Mortgage-backed securities	-	20,620	-	20,620
Collateralized mortgage obligations	-	23,841	-	23,841
Asset-backed securities	-	10,364	-	10,364
Loans held-for-sale	-	8,747	-	8,747

	December 31, 2017
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency	$-	$4,857	$-	$4,857
Municipal obligations	-	67,886	-	67,886
Corporate obligations	-	14,644	-	14,644
Mortgage-backed securities	-	24,869	-	24,869
Collateralized mortgage obligations	-	19,788	-	19,788
Asset-backed securities	-	-	-	-
Loans held-for-sale	-	8,949	-	8,949

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

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2018
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$1,556	$1,556
Repossessed assets	-	-	457	457

	December 31, 2017
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$928	$928
Repossessed assets	-	-	525	525

As of September 30, 2018, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $1,556,000 were not reduced by specific valuation allowance allocations, resulting in a total reported fair value of $1,556,000 based on collateral valuations utilizing Level 3 valuation inputs.

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

	Fair Value at		Principal	Significant	Range of
	September 30,	December 31,	Valuation	Unobservable	Signficant Input
Instrument	2018	2017	Technique	Inputs	Values
(Dollars In Thousands)
Impaired loans	$1,556	$928	Appraisal of collateral(1)	Appraisal adjustments	10	-	30%

Repossessed assets	$457	$525	Appraisal of collateral(1)(3)	Liquidation expenses(2)	10	-	30%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable, less associated allowance.
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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. FAIR VALUE DISCLOSURES - continued

FASB ASC Topic 825 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. Below is a table that summarizes the fair market values of all financial instruments of the Company at September 30, 2018 and December 31, 2017, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

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

	September 30, 2018
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$8,968	$-	$-	$8,968	$8,968
Federal Home Loan Bank stock	4,617	-	-	4,617	4,617
Federal Reserve Bank stock	2,033	-	-	2,033	2,033
Loans receivable, net	-	-	581,434	581,434	588,734
Accrued interest and dividends receivable	3,890	-	-	3,890	3,890
Mortgage servicing rights	-	-	8,411	8,411	6,947
Cash surrender value of life insurance	20,405	-	-	20,405	20,405
Financial liabilities:
Non-maturing interest bearing deposits	-	317,044	-	317,044	317,044
Noninterest bearing deposits	142,351	-	-	142,351	142,351
Time certificates of deposit	-	-	159,867	159,867	161,907
Accrued expenses and other liabilities	6,082	-	-	6,082	6,082
Federal Home Loan Bank advances and other borrowings	-	-	95,137	95,137	95,731
Other long-term debt	-	-	23,641	23,641	25,155
Off-balance-sheet instruments	-
Forward delivery commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

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

Mortgage Servicing Rights – the fair value of servicing rights was determined at loan level using a discount rate of 12.50% for all investor types and prepayment speeds ranging from approximately 80.00% to 230.00% PSA, depending on stratification of the specific loan. The weighted average prepayment speed was 114.00% PSA. The fair value was also adjusted for the effect of potential past dues and foreclosures. Individual mortgage servicing rights values were capped at a maximum of 1.25% for all investor types.

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

Advances from the FHLB/Other Borrowings and Other Long-Term Debt – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective September 30, 2018 and December 31, 2017, respectively if the borrowings repriced according to their stated terms.

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

Direct costs related to the acquisition were expensed as incurred. The Company recorded acquisition costs related to the TwinCo acquisition of $131,000 during the quarter ended June 30, 2018, $234,000 during the quarter ended March 31, 2018 and $676,000 during the year ended December 31, 2017. Acquisition costs included legal and professional fees and data processing incurred related to the acquisition.

Operations of TwinCo have been included in the consolidated financial statements since February 1, 2018. The Company does not consider TwinCo a separate reporting segment and does not track the amount of revenues and net income attributable to TwinCo since acquisition. As such, it is impracticable to determine such amounts for the period from February 1, 2018 through September 30, 2018.

The accompanying consolidated statements of income include the results of operations of the acquired entity since the January 31, 2018 acquisition date. The following table presents unaudited pro forma results of operations for the three and nine months ended September 30, 2018 and 2017 as if the acquisition had occurred on January 1, 2017. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments and amortization of the core deposit intangible asset. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company purchased and assumed the assets and liabilities of TwinCo on January 1, 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in Thousands, Except Per Share Data)
Pro forma net income(1)
Net interest income after loan loss provision	$7,283	$6,756	$21,697	$19,371
Noninterest income	3,761	4,069	9,559	11,009
Noninterest expense	9,052	8,230	26,771	24,634
Income before income taxes	1,992	2,595	4,485	5,746
Income tax expense	360	727	826	1,609
Net income	$1,632	$1,868	$3,659	$4,137

Pro forma earnings per share(1)
Basic earnings per share	$0.30	$0.49	$0.68	$1.09
Diluted earnings per share	$0.30	$0.48	$0.67	$1.07

Weighted average shares outstanding, basic	5,460,452	3,811,409	5,411,356	3,811,409
Weighted average shares outstanding, diluted	5,524,912	3,863,656	5,475,816	3,869,695

(1)

Significant assumptions utilized include the acquisition cost noted above, accretion of interest rate fair value adjustments, amortization of the core deposit intangible asset and a 28.00% effective tax rate for 2017.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12. MERGERS AND ACQUISITIONS – continued

On August 21, 2018, the Company entered into an Agreement and Plan of Merger with Big Muddy Bancorp, Inc. (“Big Muddy Bancorp”), a Montana corporation, and Big Muddy Bancorp’s wholly-owned subsidiary, The State Bank of Townsend, a Montana chartered commercial bank. The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, Big Muddy Bancorp will merge with and into Eagle, with Eagle continuing as the surviving corporation. The State Bank of Townsend operates four branches in Townsend, Dutton, Denton and Choteau, Montana. The transaction provides an opportunity to expand market presence. The acquisition is expected to close during the first quarter of 2019, after receipt of approvals from regulatory authorities, approval of Big Muddy Bancorp shareholders and the satisfaction of other closing conditions.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The amendment has a number of provisions including the requirements that public business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, a separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans receivables), and eliminating the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendment is effective for annual and interim reporting periods beginning after December 15, 2017 and was adopted by the Company in the first quarter of 2018. Note 11. Fair Value Disclosures for September 30, 2018, reflects the provisions of this pronouncement.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) intended to improve financial reporting regarding leasing transactions. The new standard affects all companies and organizations that lease assets. The standard will require organizations to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases if the lease terms are more than 12 months. The guidance also will require qualitative and quantitative disclosures providing additional information about the amounts recorded in the financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the potential impact of the amendment on the Company’s consolidated financial statements. We currently lease six locations that serve as full-service branches, with the longest running lease expiring in 2027. We continue to explore options for using a third party vendor to assist with the implementation of this standard.

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee changed the federal funds target rate from 0.75% to 1.50% during the year ended December 31, 2017. The rate increased from 1.50% to 2.25% during the nine months ended September 30, 2018.

On October 13, 2017, the Company successfully completed a public offering of its common stock, and issued 1,189,041 shares and received approximately $20.16 million in net cash proceeds.

Acquisitions

On August 21, 2018, the Company entered into an Agreement and Plan of Merger with Big Muddy Bancorp, Inc. (“Big Muddy Bancorp”), a Montana corporation, and Big Muddy Bancorp’s wholly-owned subsidiary, The State Bank of Townsend, a Montana chartered commercial bank. The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, Big Muddy Bancorp will merge with and into Eagle, with Eagle continuing as the surviving corporation. The State Bank of Townsend operates four branches in Townsend, Dutton, Denton and Choteau, Montana. The transaction provides an opportunity to expand market presence. The acquisition is expected to close during the first quarter of 2019, after receipt of approvals from regulatory authorities, approval of Big Muddy Bancorp shareholders and the satisfaction of other closing conditions.

Subject to the terms and conditions of the merger agreement upon completion of the merger, each outstanding share of Big Muddy Bancorp common stock will be converted into the right to receive 20.49 shares of Eagle common stock.  Based on the number of shares of Big Muddy Bancorp common stock outstanding as of August 21, 2018, we expect to issue approximately 996,142 shares of our common stock to Big Muddy Bancorp shareholders in the aggregate upon completion of the merger.

On January 31, 2018, we acquired all of the outstanding common stock of TwinCo Inc. (“TwinCo”), the parent company of Ruby Valley Bank, a Montana chartered commercial bank with 2 branches in Madison County, Montana. The transaction provided an opportunity to expand market presence and lending activities, particularly in agricultural lending. The total consideration paid was $18.93 million and included cash consideration of $9.90 million and common stock issued of $9.03 million.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between September 30, 2018 and December 31, 2017.

Total assets were $839.97 million at September 30, 2018, an increase of $123.19 million, or 17.2%, from $716.78 million at December 31, 2017. The increase was largely due to the change in securities and loans receivable, net partly due to the acquisition of TwinCo. Securities available-for-sale increased $16.90 million, or 12.8%, to $148.94 million at September 30, 2018 from $132.04 million at December 31, 2017. Loans receivable, net increased by $82.89 million, or 16.3%, to $590.29 million at September 30, 2018, from $507.40 million at December 31, 2017. Total liabilities were $747.98 million at September 30, 2018, an increase of $114.81 million, or 18.1%, from $633.17 million at December 31, 2017. The increase was largely due to an increase in deposits due in part to the TwinCo acquisition, as well as an increase in Federal Home Loan Bank (“FHLB”) advances and other borrowings. Total deposits increased by $100.74 million to $621.30 million at September 30, 2018 from $520.56 million at December 31, 2017. FHLB advances and other borrowings increased $12.76 million to $95.73 million at September 30, 2018 from $82.97 million at December 31, 2017.

Balance Sheet Details

Investment Activities

The following table summarizes investment activities:

	September 30,		December 31,
	2018		2017
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency	$10,229	6.53%	$4,857	3.48%
Municipal obligations	72,674	46.38%	67,886	48.66%
Corporate obligations	11,207	7.15%	14,644	10.50%
Mortgage-backed securities	20,620	13.16%	24,869	17.82%
Collateralized mortgage obligations	23,841	15.22%	19,788	14.18%
Asset-backed securities	10,364	6.62%	-	0.00%
Total securities available-for-sale	148,935	95.06%	132,044	94.64%

Interest bearing deposits	1,079	0.69%	1,920	1.38%
FHLB capital stock, at cost	4,617	2.95%	4,086	2.93%
FRB capital stock, at cost	2,033	1.30%	1,465	1.05%
Total	$156,664	100.00%	$139,515	100.00%

Securities available-for-sale were $148.94 million at September 30, 2018, an increase of $16.90 million, or 12.8%, from $132.04 million at December 31, 2017. The net increase was due in part to the acquisition of TwinCo. All categories of securities available-for sale increased during the period with the exception of corporate obligations and mortgage-backed securities. Corporate obligations decreased primarily due to maturities, and mortgage-backed securities decreased due to principal payments partially offset by net purchases.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	September 30,		December 31,
	2018		2017
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential 1-4 family (1)	$115,217	19.28%	$109,911	21.37%
Residential 1-4 family construction	29,755	4.98%	25,306	4.92%
Commercial real estate	236,900	39.63%	194,805	37.88%
Commercial construction and development	36,339	6.08%	38,351	7.46%
Farmland	30,421	5.09%	11,627	2.26%
Total first mortgage loans	448,632	75.06%	380,000	73.89%

Other loans:
Home equity	53,342	8.92%	52,672	10.24%
Consumer	16,491	2.76%	15,712	3.06%
Commercial	60,407	10.11%	63,300	12.31%
Agricultural	18,849	3.15%	2,563	0.50%
Total other loans	149,089	24.94%	134,247	26.11%

Total loans	597,721	100.00%	514,247	100.00%

Deferred loan fees	(1,081)		(1,093)
Allowance for loan losses	(6,350)		(5,750)

Total loans, net	$590,290		$507,404

(1) Excludes loans held-for-sale.

Loans receivable, net increased $82.89 million to $590.29 million at September 30, 2018 due in part to the TwinCo acquisition. The TwinCo acquisition included $55.07 million of acquired loans. Excluding acquired loans, loans receivable, net increased by $27.82 million. Including acquired loans, commercial real estate loans increased $42.10 million, farmland loans increased $18.79 million, agricultural loans increased $16.29 million, residential 1-4 family construction loans increased $4.45 million, residential 1-4 family loans increased $5.31 million, consumer loans increased $779,000 and home equity loans increased $670,000. These increases were slightly offset by a decrease in commercial construction and development loans of $2.01 million and commercial loans of $2.89 million. Total loan originations were $364.67 million for the nine months ended September 30, 2018, with residential mortgage accounting for $227.71 million of the total. Commercial real estate loan originations were $43.47 million and commercial construction and development loan originations were $12.69 million. Residential 1-4 family construction loan originations were $20.25 million. Consumer loan originations were $7.10 million and home equity originations were $11.35 million. Farmland loan originations were $8.99 million and agricultural loan originations were $11.40 million. Commercial loans originations were $21.71 million. Loans held-for-sale decreased slightly to $8.75 million at September 30, 2018 from $8.95 million at December 31, 2017.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities– continued

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. Subsequent write-downs are recorded as a charge to operations. As of September 30, 2018, the Bank had $457,000 of real estate owned.

The following table sets forth information regarding nonperforming assets:

	September 30,	December 31,
	2018	2017
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential 1-4 family	$227	$475
Residential 1-4 family construction	337	-
Commercial real estate	514	-
Other loans:
Home equity	228	242
Consumer	137	153
Commercial	113	107
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	130	-
Other loans:
Commercial construction and development	26	-
Restructured loans	-	-
Total nonperforming loans	1,712	977
Real estate owned and other repossed property, net	457	525
Total nonperforming assets	$2,169	$1,502

Total nonperforming loans to total loans	0.29%	0.19%
Total nonperforming loans to total assets	0.20%	0.14%
Total allowance for loan loss to nonperforming loans	370.91%	588.54%
Total nonperforming assets to total assets	0.26%	0.21%

The commercial real estate non-accrual loans at September 30, 2018 relate to the TwinCo acquisition.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	September 30,		December 31,
	2018		2017
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$142,351	22.91%	$99,799	19.17%
Interest bearing checking	103,372	16.64%	99,255	19.07%
Savings	108,878	17.52%	88,603	17.02%
Money market accounts	104,794	16.87%	89,558	17.20%
Total	459,395	73.94%	377,215	72.46%
Certificates of deposit accounts:
IRA certificates	30,134	4.85%	28,189	5.42%
Brokered certificates	1,266	0.20%	4,601	0.88%
Other certificates	130,507	21.01%	110,559	21.24%
Total certificates of deposit	161,907	26.06%	143,349	27.54%
Total deposits	$621,302	100.00%	$520,564	100.00%

Deposits increased by $100.74 million, or 19.4%, to $621.30 million at September 30, 2018 from $520.56 million at December 31, 2017. The increase was due in part to the TwinCo acquisition. Noninterest checking increased by $42.55 million. Savings and interest bearing checking increased by $20.27 million and $4.12 million, respectively. Money market accounts increased by $15.24 million. Certificates of deposit increased by $18.56 million.

The following table summarizes borrowing activity:

	September 30,		December 31,
	2018		2017
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings	$95,731	79.39%	$82,969	76.98%
Other long-term debt:
Senior notes fixed at 5.75%, due 2022	9,853	8.17%	9,820	9.11%
Subordinated debentures fixed at 6.75%, due 2025	9,852	8.17%	9,836	9.13%
Subordinated debentures variable, due 2035	5,155	4.27%	5,155	4.78%
Total other long-term debt	24,860	20.61%	24,811	23.02%
Total borrowings	120,591	100.00%	107,780	100.00%

FHLB advances and other borrowings increased by $12.76 million, or 15.4%, to $95.73 million at September 30, 2018 from $82.97 million at December 31, 2017. The borrowings were used to help fund the continued loan growth.

Shareholders’ Equity

Total shareholders’ equity increased $8.37 million, or 10.0%, to $91.99 million at September 30, 2018 from $83.62 million at December 31, 2017. This was primarily the result of stock issued in connection with the TwinCo acquisition of $9.03 million and net income of $3.54 million. These increases were partially offset by other comprehensive loss of $2.95 million and dividends paid of $1.49 million.

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

	For the Three Months Ended September 30,
	2018			2017
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)(5)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$151,750	$1,036	2.71%	$121,971	$693	2.25%
FHLB and FRB stock	6,473	80	4.90%	5,308	48	3.57%
Loans receivable(1)	591,441	7,701	5.17%	520,603	6,478	4.94%
Other earning assets	1,020	8	3.11%	503	5	3.94%
Total interest earning assets	750,684	8,825	4.66%	648,385	7,224	4.42%
Noninterest earning assets	80,191			55,951
Total assets	$830,875			$704,336

Liabilities and equity:
Interest bearing liabilities:
Deposit accounts:
Checking	$105,060	$8	0.03%	$96,788	$8	0.03%
Savings	104,884	14	0.05%	85,596	11	0.05%
Money market	104,421	51	0.19%	87,699	36	0.16%
Certificates of deposit	162,877	461	1.12%	150,322	331	0.87%
Advances from FHLB and other borrowings including long-term debt	114,438	814	2.82%	118,240	679	2.28%
Total interest bearing liabilities	591,680	1,348	0.90%	538,645	1,065	0.78%
Noninterest checking	138,302			97,255
Other noninterest bearing liabilities	8,215			5,121
Total liabilities	738,197			641,021

Total equity	92,678			63,315
Total liabilities and equity	$830,875			$704,336
Net interest income/interest rate spread(2)		$7,477	3.76%		$6,159	3.64%

Net interest margin(3)			3.95%			3.77%
Total interest earning assets to interest bearing liabilities			126.87%			120.37%

(1)	Includes loans held-for-sale.
(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(3)	Net interest margin represents income before the provision for loan losses divided by average interest-earning assets.
(4)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.
(5)	Calculated based on actual days. Previously calculated on a 360-day basis.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Net Interest Income – continued

	For the Nine Months Ended September 30,
		2018			2017
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)(5)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$152,580	$3,046	2.67%	$125,642	$2,136	2.27%
FHLB and FRB stock	6,166	233	5.05%	4,942	124	3.35%
Loans receivable, net(1)	583,274	22,435	5.14%	502,563	18,222	4.85%
Other earning assets	3,450	44	1.70%	1,218	7	0.77%
Total interest earning assets	745,470	25,758	4.62%	634,365	20,489	4.32%
Noninterest earning assets	78,356			55,747
Total assets	$823,826			$690,112

Liabilities and equity:
Interest bearing liabilities:
Deposit accounts:
Money market	$107,280	$156	0.19%	$91,056	$94	0.14%
Savings	103,325	40	0.05%	84,687	31	0.05%
Checking	107,412	27	0.03%	95,246	23	0.03%
Certificates of deposit	164,010	1,231	1.00%	154,752	994	0.86%
Advances from FHLB and other borrowings including long-term debt	108,484	2,170	2.67%	108,290	1,825	2.25%
Total interest bearing liabilities	590,511	3,624	0.82%	534,031	2,967	0.74%
Noninterest checking	132,773			90,453
Other noninterest bearing liabilities	9,603			4,532
Total liabilities	732,887			629,016

Total equity	90,939			61,096
Total liabilities and equity	$823,826			$690,112
Net interest income/interest rate spread(2)		$22,134	3.80%		$17,522	3.58%

Net interest margin(3)			3.97%			3.69%
Total interest earning assets to interest bearing liabilities			126.24%			118.79%

(1)	Includes loans held-for-sale.
(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(3)	Net interest margin represents income before the provision for loan losses divided by average interest-earning assets.
(4)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.
(5)	Calculated based on actual days. Previously calculated on a 360-day basis.

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

	For the Three Months Ended September 30,
		2018			2017
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$169	$174	$343	$(66)	$50	$(16)
FHLB and FRB stock	10	22	32	4	7	11
Loans receivable(1)	881	342	1,223	570	447	1,017
Other earning assets	5	(2)	3	1	3	4
Total interest earning assets	1,065	536	1,601	509	507	1,016

Interest bearing liabilities:
Savings, money market and checking accounts	11	7	18	2	12	14
Certificates of deposit	28	102	130	(21)	10	(11)
Advances from FHLB and other borrowings including long-term debt	(22)	157	135	77	198	275
Total interest bearing liabilities	17	266	283	58	220	278

Change in net interest income	$1,048	$270	$1,318	$451	$287	$738

(1)     Includes loans held for sale.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rate/Volume Analysis – continued

	For the Nine Months Ended September 30,
		2018			2017
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$458	$452	$910	$(240)	$180	$(60)
FHLB and FRB stock	31	78	109	5	16	21
Loans receivable(1)	2,926	1,287	4,213	1,806	1,163	2,969
Other earning assets	13	24	37	(1)	3	2
Total interest earning assets	3,428	1,841	5,269	1,570	1,362	2,932

Interest bearing liabilities:
Savings, money market and checking accounts	27	48	75	5	22	27
Certificates of deposit	59	178	237	(2)	(2)	(4)
Advances from FHLB and other borrowings including long-term debt	3	342	345	181	438	619
Total interest bearing liabilities	89	568	657	184	458	642

Change in net interest income	$3,339	$1,273	$4,612	$1,386	$904	$2,290

(1)     Includes loans held for sale.

Results of Operations for the Three Months Ended September 30, 2018 and 2017

Net Income. Eagle’s net income for the three months ended September 30, 2018 was $1.63 million compared to $1.72 million for the three months ended September 30, 2017. The slight decrease of $89,000, or 5.2%, was due to an increase in noninterest expense of $1.49 million, a decrease in noninterest income of $227,000, largely offset by an increase in net interest income after loan loss provision of $1.45 million and a decrease in income tax expense of $178,000. Basic and diluted earnings per share were both $0.30 for the current period. Basic and diluted earnings per share were both $0.45 for the prior year comparable period.

Net Interest Income. Net interest income increased to $7.48 million for the three months ended September 30, 2018, from $6.16 million for the same quarter in the prior year. This increase of $1.32 million, or 21.4%, was the result of an increase in interest and dividend income of $1.61 million, partially offset by an increase in interest expense of $283,000.

Interest and Dividend Income. Interest and dividend income was $8.83 million for the three months ended September 30, 2018, compared to $7.22 million for the three months ended September 30, 2017, an increase of $1.61 million, or 22.3%. Interest and fees on loans increased to $7.70 million for the three months ended September 30, 2018 from $6.48 million for the three months ended September 30, 2017. This increase of $1.22 million, or 18.8%, was due to an increase in the average balance of loans, as well as, an increase in the average yield of loans for the quarter ended September 30, 2018. Average balances for loans receivable, including loans held-for-sale, for the three months ended September 30, 2018 were $591.44 million, compared to $520.60 million for the prior year period. This represents an increase of $70.84 million, or 13.6% and was due in part to the TwinCo acquisition. The average interest rate earned on loans receivable increased by 23 basis points, from 4.94% to 5.17%. Interest and dividends on investment securities available-for-sale increased by $343,000, or 49.5% period over period. Average interest rates earned on investments increased to 2.71% for the three months ended September 30, 2018 from 2.25% for the three months ended September 30, 2017. Average balances for investments increased to $151.75 million for the three months ended September 30, 2018, from $121.97 million for the three months ended September 30, 2017. This increase was largely due to the TwinCo acquisition.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2018 and 2017 – continued

Interest Expense. Total interest expense was $1.35 million for the three months ended September 30, 2018 compared to $1.07 million for the three months ended September 30, 2017. The increase of $283,000 or 26.6% was due to an increase in interest expense on deposits, as well as interest expense on borrowings. The average balance for total deposits was $615.54 million for the three months ended September 30, 2018 compared to $517.66 million for the three months ended September 30, 2017. This increase was due in part to the TwinCo acquisition. The overall average rate on total deposits was 0.34% for the three months ended September 30, 2018 compared to 0.30% for the three months ended September 30, 2017. The average borrowing balance decreased from $118.24 million for the three months ended September 30, 2017 to $114.44 million for the three months ended September 30, 2018. However, the average rate paid on total borrowings increased from 2.28% for the three months ended September 30, 2017, to 2.82% for the three months ended September 30, 2018.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank and past due loans in the portfolio. The Bank’s policies require review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. The Bank recorded $194,000 in provision for loan losses for the three months ended September 30, 2018 and $331,000 for the three months ended September 30, 2017.

Noninterest Income. Total noninterest income was $3.76 million for the three months ended September 30, 2018, compared to $3.99 million for the three months ended September 30, 2017, a decrease of $227,000 or 5.7%. The decrease is primarily due to a decrease in net gain on sale of loans which decreased to $2.29 million for the three months ended September 30, 2018 from $2.57 million for the three months ended September 30, 2017. The decrease is primarily due to a decrease in gross margin on sale of mortgage loans for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease in gross margin on sale of mortgage loans is due to interest rate movements in the mortgage market and strategic defensive posture due to competitive pressure.

Noninterest Expense. Noninterest expense was $9.05 million for the three months ended September 30, 2018 compared to $7.56 million for the three months ended September 30, 2017. The increase of $1.49 million or 19.7% is largely due to increases in salaries and employee benefits expense of $792,000. The increase is due in part to higher commission-based compensation related to the continued loan growth in both commercial and mortgage lending activities as well as the TwinCo acquisition. Data processing increased $303,000, primarily due to one-time costs to improve network infrastructure and to support growth. Occupancy and equipment expense increased $200,000 as a result of facility improvements and bringing in acquired branches.

Income Tax Expense. Income tax expense was $360,000 for the three months ended September 30, 2018, compared to $538,000 for the three months ended September 30, 2017. The effective tax rate for the three months ended September 30, 2018 was 18.1%.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

Net Income. Eagle’s net income for the nine months ended September 30, 2018 was $3.54 million compared to $3.55 million of net income for the nine months ended September 30, 2017. The slight decrease of $12,000, or 0.3%, was primarily due to an increase in noninterest expense of $4.00 million and a decrease in noninterest income of $1.25 million, largely offset by an increase in net interest income after loan loss provision of $4.82 million and a decrease in income tax expense of $408,000. Basic and diluted earnings per share were both $0.65 for the current period. Basic and diluted earnings per share were $0.93 and $0.92, respectively, for the prior year comparable period.

Net Interest Income. Net interest income increased to $22.13 million for the nine months ended September 30, 2018, from $17.52 million for the previous year’s nine-month period. This increase of $4.61 million, or 26.3%, was the result of an increase in interest and dividend income of $5.27 million, partially offset by an increase in interest expense of $657,000.

Interest and Dividend Income. Interest and dividend income was $25.76 million for the nine months ended September 30, 2018, compared to $20.49 million for the nine months ended September 30, 2017, an increase of $5.27 million, or 25.7%. Interest and fees on loans increased to $22.44 million for the nine months ended September 30, 2018 from $18.22 million for the same period ended September 30, 2017. This increase of $4.22 million, or 23.2%, was due to an increase in the average balance of loans, as well as, an increase in the average yield on loans. Average balances for loans receivable, including loans held-for-sale, for the nine months ended September 30, 2018 were $583.27 million, compared to $502.56 million for the prior year period. This represents an increase of $80.71 million, or 16.1% and was due in part to the TwinCo acquisition. The average interest rate earned on loans receivable increased by 29 basis points, from 4.85% to 5.14%. Interest and dividends on investment securities available-for-sale loans increased to $3.05 million for the nine months ended September 30, 2018 from $2.14 million for the same period ended September 30, 2017. Average balances for investments increased to $152.58 million for the nine months ended September 30, 2018, from $125.64 million for the nine months ended September 30, 2017. This increase was largely due to the TwinCo acquisition. Average interest rates earned on investments increased to 2.67% for the nine months ended September 30, 2018 from 2.27% for the nine months ended September 30, 2017.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended September 30, 2018 and 2017 – continued

Interest Expense. Total interest expense for the nine months ended September 30, 2018 was $3.62 million compared to $2.97 million for the nine months ended September 30, 2017. The increase of $657,000, or 22.1%, was due to an increase in interest expense on borrowings, as well as an increase in interest expense on deposits. Interest expense on FHLB advances and other borrowings and other long term debt increased $345,000 for the nine months ended September 30, 2018 compared to the same period in the prior year. The average borrowing balance increased slightly from $108.29 million for the nine months ended September 30, 2017 to $108.48 million for the nine months ended September 30, 2018. However, the average rate paid on borrowings increased from 2.25% for the nine months ended September 30, 2017, to 2.67% for the nine months ended September 30, 2018. Interest expense on deposits increased $312,000 for the nine months ended September 30, 2018 compared to the same period in the prior year. The increase is due to higher overall average balances for total deposits which increased from $516.19 million for the nine months ended September 30, 2017 to $614.80 million for the nine months ended September 30, 2018. This increase was due in part to the TwinCo acquisition. The overall average rate on total deposits increased from 0.30% for the nine months ended September 30, 2017 to 0.32% for the nine months ended September 30, 2018.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank and past due loans in the portfolio. The Bank’s policies require a review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. The Bank recorded $720,000 in loan loss provisions for the nine months ended September 30, 2018 and $934,000 in the nine months ended September 30, 2017. Management believes the level of total allowances is adequate. As of September 30, 2018, the Bank had $457,000 in foreclosed real estate property and other repossessed property.

Noninterest Income. Total noninterest income decreased to $9.52 million for the nine months ended September 30, 2018, from $10.77 million for the nine months ended September 30, 2017, a decrease of $1.25 million or 11.6%. The decrease is largely due to a decrease in net gain on sale of loans which decreased to $5.45 million for the nine months ended September 30, 2018 from $6.66 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, $205.06 million mortgage loans were sold compared to $215.20 million in the same period in the prior year. In addition, gross margin on sale of mortgage loans for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2018 declined. The decrease in gross margin on sale of mortgage loans is due to interest rate movements in the mortgage market and strategic defensive posture due to competitive pressure.

Noninterest Expense. Noninterest expense was $26.62 million for the nine months ended September 30, 2018 compared to $22.62 million for the nine months ended September 30, 2017. The increase of $4.00 million, or 17.7%, is largely due to increased salaries and employee benefits expense of $2.14 million. The increase in salaries expense is due in part to higher commission-based compensation related to the continued loan growth in both commercial and mortgage lending activities as well as the TwinCo acquisition. Data processing increased $480,000, primarily due to one-time costs to improve network infrastructure and to support growth. Occupancy and equipment expense increased $474,000 as a result of facility improvements and bringing in acquired branches. In addition, the Company incurred acquisition costs totaling $587,000 for the nine months ended September 30, 2018 compared to $276,000 for the nine months ended September 30, 2017.

Income Tax Expense. Income tax expense was $780,000 for the nine months ended September 30, 2018, compared to $1.19 million for the nine months ended September 30, 2017. The effective tax rate for the nine months ended September 30, 2018 was 18.1%. The tax was lower due to lower income before income taxes for the nine months ended September 30, 2018 compared to the same period in the prior year, as well as the impact of the Tax Cuts and Job Act enacted in December 2017.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity

The Bank is required to maintain minimum levels of liquid assets as defined in the regulations of the Montana Division of Banking and Financial Institutions and Federal Reserve Bank (“FRB”) regulations. The liquidity requirement is retained for safety and soundness purposes, and appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with FHLB. The Bank exceeded those minimum ratios as of both September 30, 2018 and December 31, 2017.

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

Capital Resources

As of September 30, 2018, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 2.0% compared to an increase of 2.7% at December 31, 2017. The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

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

The Banks’s Tier I leverage ratio, as measured under State of Montana and FRB rules, increased from 10.39% as of December 31, 2017 to 11.434% as of September 30, 2018. The Bank’s capital position helps to mitigate its interest rate risk exposure.

As of September 30, 2018, the Bank’s regulatory capital was in excess of all applicable regulatory requirements. As of September 30, 2018, the Bank’s total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios were 15.779%, 14.759%, 14.759% and 11.434%, respectively, compared to regulatory requirements of 9.875%, 7.875%, 6.375% and 4.00%, respectively. All of these ratios with the exception of the Tier 1 leverage ratio include the capital conservation buffer of 1.875% phased in beginning January 1, 2018.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources – continued

	September 30, 2018
	(Unaudited)
	Dollar	% of
	Amount	Assets
	(Dollars in Thousands)
Total risk-based capital to risk weighted assets:
Actual capital level	$98,203	15.779%
Minimum required for capital adequacy Basel III phase-in schedule	61,457	9.875
Excess capital	$36,746	5.904%

Tier I capital to risk weighted assets:
Actual capital level	$91,853	14.759%
Minimum required for capital adequacy Basel III phase-in schedule	49,010	7.875
Excess capital	$42,843	6.884%

Common equity tier I capital to risk weighted assets:
Actual capital level	$91,853	14.759%
Minimum required for capital adequacy Basel III phase-in schedule	39,675	6.375
Excess capital	$52,178	8.384%

Tier I capital to adjusted total average assets:
Actual capital level	$91,853	11.434%
Minimum required for capital adequacy Basel III phase-in schedule	32,133	4.000
Excess capital	$59,720	7.434%

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

The following table includes the Bank’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of September 30, 2018		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	0.61%	1.62%	-15.00%
-200	-2.47%	-9.07%	-15.00%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of September 30, 2018, our disclosure controls and procedures were effective. During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 19, 2018, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased under this plan during the three months ended September 30, 2018. The plan expires on July 19, 2019.

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

2.1

Agreement and Plan of Merger, dated as of August 21, 2018, by and among Eagle Bancorp Montana, Inc., Opportunity Bank of Montana, Big Muddy Bancorp, Inc. and The State Bank of Townsend (incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on August 21, 2018).

3.1	Amended and Restated Certificate of Incorporation of Eagle Bancorp Montana, Inc. (incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on February 23, 2010).

3.2	Bylaws of Eagle Bancorp Montana, Inc., amended as of August 20, 2015 (incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 25, 2015).

10.1	Salary Continuation Agreement between Opportunity Bank of Montana and Patrick D. Rensmon (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 11, 2018).

10.2

Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Peter J. Johnson (incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 11, 2018).

10.3

Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Laura F. Clark (incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on October 11, 2018).

10.4	Salary Continuation Agreement between Opportunity Bank of Montana and Mark O’Neill (filed herewith).

10.5	Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Dale Field (filed herewith).

10.6	Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Chantelle Nash (filed herewith).

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

EAGLE BANCORP MONTANA, INC.

Date: November 14, 2018	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: November 14, 2018	By:	/s/ Laura F. Clark
Laura F. Clark
Executive Vice President/CFO