Form 10-K
period 2018-12-31
Eagle Bancorp Montana, Inc.
filed 2019-03-12
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2018

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-34682

Eagle Bancorp Montana, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1449820
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1400 Prospect Avenue, Helena, MT	59601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	406-442-3080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $0.01	The Nasdaq Stock Market LLC

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

        ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                                     ☐ Yes    ☒ No

The aggregate market value of the common stock held by non-affiliates of Eagle, computed by reference to the closing price at which the stock was sold as of June 30, 2018 was $93,805,000. The outstanding number of shares of common stock of Eagle as of February 1, 2019, was 6,460,192.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement relating to its 2019 annual meeting of stockholders (“2019 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. The 2019 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end to which this report relates.

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

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	local, regional, national and international economic and market conditions and events and the impact they may have on us, our customers and our assets and liabilities;
●	competition among depository and other financial institutions;
●	changes in the prices, values and sales volume of residential and commercial real estate in Montana;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	our ability to attract deposits and other sources of funding or liquidity;
●	changes or volatility in the securities markets;
●	political developments, uncertainties or instability;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully perform due diligence and integrate acquired businesses including our recent acquisition of Big Muddy Bancorp, Inc.;
●	changes in consumer spending, borrowing and savings habits;
●	our ability to continue to increase and manage our commercial and residential real estate, multi-family and commercial business loans;
●	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
●	the level of future deposit insurance premium assessments;
●

the costs or effects of mergers, acquisitions or dispositions we may make, whether we are able to obtain any required governmental approvals in connection with any such mergers, acquisitions or dispositions, and/or our ability to realize the contemplated financial or business benefits, including any anticipated cost savings or synergies, associated with any such mergers, acquisitions or dispositions, including the recent merger of The State Bank of Townsend with and into Opportunity Bank of Montana;

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

Overview

Eagle Bancorp Montana, Inc. (“Eagle” or “the Company”), is a Delaware corporation that holds 100.0% of the capital stock of Opportunity Bank of Montana (“the Bank”), formerly American Federal Savings Bank (“AFSB”). The Bank was founded in 1922 as a Montana-chartered building and loan association and has conducted operations and maintained its administrative office in Helena, Montana since that time. In 1975, the Bank adopted a federal thrift charter and in October 2014 converted to a Montana chartered commercial bank and became a member bank in the Federal Reserve System. The Bank currently has 22 branch offices and 19 automated teller machines located in our market areas and we participate in the Money Pass® ATM network. The Bank also operates certain branches under the brand names Dutton State Bank, Farmers State Bank of Denton and The State Bank of Townsend.

On September 5, 2017, the Company entered into an Agreement and Plan of Merger with TwinCo, a Montana corporation, and TwinCo’s wholly-owned subsidiary, Ruby Valley Bank, a Montana chartered commercial bank to acquire 100% of TwinCo’s equity voting interests. The merger agreement provided that Ruby Valley Bank would merge with and into Opportunity Bank of Montana and that TwinCo would merge with and into the Company. Ruby Valley Bank operated two branches in Madison County, Montana. The transaction provided an opportunity to expand market presence and lending activities, particularly in agricultural lending. The acquisition closed January 31, 2018, after receipt of approvals from regulatory authorities, approval of TwinCo shareholders and the satisfaction of other closing conditions. The total consideration paid was $18.93 million and included cash consideration of $9.90 million and common stock issued of $9.03 million.

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

Recent Developments

On August 21, 2018, Eagle entered into an Agreement and Plan of Merger with Big Muddy Bancorp, Inc. (“BMB”), a Montana corporation and BMB’s wholly-owned subsidiary, The State Bank of Townsend (“SBOT”), a Montana chartered commercial bank to acquire 100% of BMB’s equity voting interests. On January 1, 2019, BMB merged with and into Eagle, with Eagle continuing as the surviving corporation. SBOT operated four branches in Townsend, Dutton, Denton and Choteau, Montana. The total consideration paid was $16.4 million, all of which was paid in Eagle common stock.

Business Strategy

Our principal strategy is to continue our profitability through building a diversified loan portfolio and operating the Bank as a full-service community bank that offers both retail and commercial loan and deposit products in all of its markets. We believe that this focus will enable us to continue to grow our franchise, while maintaining our commitment to customer service, high asset quality and sustained net earnings.

The following are the key elements of our business strategy:

●

Continue to diversify our portfolio by emphasizing our recent growth in commercial real estate and commercial business loans as a complement to our traditional single family residential real estate lending. As of December 31, 2018, such loans constituted approximately 65.56% of total loans;

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

Market Areas

From our headquarters in Helena, Montana, we operate 22 full service retail banking offices, including our main office. Our other full service branches are located in Helena – Neill (opened 1987), Helena – Skyway (opened 2009), Bozeman – Oak (opened 1980, relocated 2009), Butte (opened 1979), Townsend (opened 1979), Montana. The Sterling Montana branch acquisition that was completed in 2012 included retail banking offices in: Bozeman, Big Timber, Livingston, Billings, Missoula and Hamilton. The Bozeman Mendenhall location was sold in June 2015, reconstructed by the new owners and we lease a portion of the new building. We opened a loan production office in Great Falls, Montana in 2015 and it transitioned to a full service branch in 2017. Our Great Falls branch moved to a new location in 2018. A branch in Billings Heights opened in 2017. The TwinCo acquisition in January 2018 included retail banking offices in Twin Bridges and Sheridan, Montana. The BMB merger in January 2019 included retail banking offices in Choteau, Denton, Dutton and Townsend, Montana.

Montana is one of the largest states in terms of land mass but ranks as one of the least populated states. According to U.S. Census Bureau data for 2010, it had a population of 989,415 (1.06 million estimated for 2018). Helena, where we are headquartered, is Montana’s state capital. It is also the county seat of Lewis and Clark County, which has a population of approximately 67,773 and is located within 120 miles of four of Montana’s other five largest cities: Missoula, Great Falls, Bozeman and Butte. Helena is approximately midway between Yellowstone and Glacier National Parks. Its economy has shown moderate growth, in terms of both employment and income. State government and the numerous offices of the federal government comprise the largest employment sector. Helena also has significant employment in the service industries. Specifically, it has evolved into a central health care center with employment in the medical and the supporting professions as well as the medical insurance industry. The local economy is also dependent to a lesser extent upon ranching and agriculture. These have been more cyclical in nature and remain vulnerable to severe weather conditions, increased competition, both domestic and international, as well as commodity prices.

Butte, Montana is approximately 64 miles southwest of Helena. Butte and the surrounding Silver Bow County have a population of approximately 34,602. Butte’s economy was historically reliant on the mining industry and fluctuations in metal and mineral commodity prices have had a corresponding impact on the local economy.

Bozeman is approximately 95 miles southeast of Helena. It is located in Gallatin County, which has a population of approximately 107,810. Bozeman is home to Montana State University and has experienced significant growth, in part due to the growth of the University as well as the increased tourism for resort areas in and near Bozeman. Agriculture, however, remains an important part of Bozeman’s economy. Bozeman has also become an attractive location for retirees, primarily from the West Coast, owing to its many winter and summer recreational opportunities and the presence of the University.

Townsend, Montana is approximately 34 miles southeast of Helena. Townsend is located in Broadwater County which has a population of approximately 5,936. Many of its residents commute to other Montana locations for work, particularly Helena. Other employment in Townsend is primarily in agriculture and services.

Livingston, Montana is approximately 124 miles southeast of Helena. Livingston and the surrounding Park County have a population of approximately 16,353. Livingston’s economy is somewhat reliant on wood products and tourism.

Big Timber, Montana is approximately 158 miles southeast of Helena. Big Timber and the surrounding Sweet Grass County have a population of approximately 3,691. Big Timber’s economy is somewhat reliant on the wood products, agriculture and tourism industries.

Billings, Montana is approximately 239 miles southeast of Helena. Billings and the surrounding Yellowstone County have a population of approximately 158,980. Billings is a significant trade center for eastern Montana. Select manufacturing is also a significant contributing portion of its economy.

Missoula, Montana is approximately 116 miles west of Helena. Missoula and the surrounding Missoula County have a population of approximately 117,441. The University of Montana is located in Missoula and the local economy is reliant on the University and the corresponding trade and services resulting from the University’s presence.

Hamilton, Montana is approximately 161 miles southwest of Helena in Ravalli County. Ravalli County has a population of approximately 42,563. Hamilton is a relatively short distance from Missoula with a number of persons working in Missoula, residing in Hamilton. Medical research and the wood products industry are significant contributors to Ravalli County’s economy.

Great Falls, Montana is approximately 91 miles northeast of Helena in Cascade County. Cascade County has a population of approximately 81,654. Health care, education services, and accommodation and food services are large contributors to Cascade County’s economy.

Twin Bridges, Montana is approximately 94 miles south of Helena in Madison County. Sheridan, Montana is approximately 103 miles south of Helena and is also in Madison County. Madison County has a population of approximately 8,175. Construction, health care and social assistance are significant contributors to the economy of Madison County.

Choteau, Montana is approximately 103 miles north of Helena in Teton County. Dutton, Montana is approximately 114 miles north of Helena and is also in Teton County. Teton County has a population of approximately 6,085. Agriculture, forestry, fishing and hunting along with health care and social assistance are significant contributors to Teton County’s economy.

Denton, Montana is approximately 179 miles northeast of Helena in Fergus County. Fergus County has a population of approximately 11,291. Agriculture, retail trade and construction are significant contributors to Fergus County’s economy.

Competition

We face strong competition in our primary market areas for retail deposits and the origination of loans. Historically, Montana was a unit banking state. This means that the ability of Montana state banks to create branches was either prohibited or significantly restricted. As a result of unit banking, Montana has a significant number of independent financial institutions serving a single community in a single location. While the state’s population is approximately 1.06 million people, there are 51 credit unions in Montana as well as 1 national thrift institution and 46 commercial banks as of December 31, 2018. Our most direct competition for depositors has historically come from locally owned and out-of-state commercial banks, thrift institutions and credit unions operating in our primary market areas. Competition in our primary market areas has increased in recent years. Our competition for loans also comes from banks, thrifts and credit unions, in addition to mortgage bankers and brokers. Our principal market areas can be characterized as markets with moderately increasing incomes, relatively low unemployment, increasing wealth (particularly in the growing resort areas such as Bozeman) and moderate population growth.

Lending Activities

General

The Bank originates residential 1-4 family, commercial real estate, home equity, consumer and commercial loans. Residential 1-4 family loans include residential mortgages and construction of residential properties. Commercial real estate loans include loans on multi-family dwellings, nonresidential property, commercial construction and development and farmland loans. Home equity loans include loans secured by the borrower’s primary residence. Typically, the property securing such loans is subject to a prior lien. Consumer loans consist of loans secured by collateral other than real estate, such as automobiles, recreational vehicles and boats. Personal loans and lines of credit are made on deposits held by the Bank and on an unsecured basis. Commercial business loans consist of business loans and lines of credit on a secured and unsecured basis and include agriculture production loans.

Fee Income

The Bank receives lending related fee income from a variety of sources. Its principal source of this income is from the origination and servicing of sold mortgage loans. Fees generated from mortgage loan servicing, which generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing for loans held by others, were $2.30 million and $2.13 million for the years ended December 31, 2018 and 2017, respectively. Other loan related fee income for late charges and other ancillary fees were $172,000 and $174,000 for the years ended December 31, 2018 and 2017, respectively.

Residential 1-4 Family Loans

The Bank originates residential 1-4 family mortgage loans secured by property located in the Bank’s market areas. At December 31, 2018, $116.94 million or 18.92% of the Bank’s total loans were such loans. The Bank generally originates residential 1-4 family mortgage loans in amounts of up to 80.0% of the lesser of the appraised value or the selling price of the mortgaged property without requiring private mortgage insurance. A mortgage loan originated by the Bank, whether fixed rate or adjustable rate, can have a term of up to 30 years. The Bank holds substantially all of its adjustable rate and its 8, 10 and 12-year fixed rate loans in portfolio. Adjustable rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan. The Bank’s fixed rate 15-year and 20-year loans are held in portfolio or sold in the secondary market depending on market conditions. Generally, all 30-year fixed rate loans are sold in the secondary market. The volume of loan sales is dependent on the volume, type and term of loan originations.

The Bank derives a significant portion of its noninterest income from servicing of loans that it has sold. The Bank offers many of the fixed rate loans it originates for sale in the secondary market on a servicing retained basis. This means that we process the borrower’s payments and send them to the purchaser of the loan. This retention of servicing enables the Bank to increase fee income and maintain a relationship with the borrower. At December 31, 2018, the Bank had $964.97 million in residential 1-4 family mortgage loans and $33.41 million in other loan categories sold with servicing retained. The Bank does not ordinarily purchase home mortgage loans from other financial institutions.

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

The Bank also lends funds for the residential 1-4 family construction. Residential 1-4 family construction loans are made both to individual homeowners for the construction of their primary residence and, to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for sale in the future. Residential 1-4 family construction loans accounted for $27.17 million or 4.40% of the Bank’s total loan portfolio at December 31, 2018.

Commercial Real Estate Loans

The Bank originates commercial real estate loans including loans on multi-family dwellings. Commercial real estate loans made up 41.54% of the Bank’s total loan portfolio, or $256.78 million at December 31, 2018. The Bank’s commercial real estate loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by the Bank will not exceed 75.0% of the appraised value or the selling price of the property, whichever is less. Commercial real estate loans are typically made with fixed rates of interest and 5 to 15-year maturities. Upon maturity, the loan is repaid or the terms and conditions are renegotiated. Generally, all commercial real estate loans that we originate are secured by property located in the state of Montana and within the market areas of the Bank. The Bank’s largest single commercial real estate loan at December 31, 2018 was a 50% participation loan originated by another bank in northwestern Montana. The Company’s share of the total outstanding loan at December 31, 2018 was $9.58 million and it is collateralized by commercial real estate located in Missoula, Montana. At December 31, 2018 this loan is performing in accordance with its repayment terms.

The Bank also lends funds for commercial construction and development. Commercial construction and development loans accounted for $41.74 million or 6.75% of the Bank’s total loan portfolio at December 31, 2018. In addition, the bank originates loans secured by farm and ranch real estate. Farmland loans accounted for $29.92 million or 4.84% of the Bank’s total loan portfolio at December 31, 2018.

Home Equity Loans

The Bank also originates home equity loans. These loans are secured by the borrowers’ primary residence, but are typically subject to a prior lien, which may or may not be held by the Bank. At December 31, 2018, $52.16 million or 8.44% of our total loans were home equity loans. Borrowers may use the proceeds from the Bank’s home equity loans for many purposes, including home improvement, debt consolidation or other purchasing needs. The Bank offers fixed rate, fixed payment home equity loans as well as variable and fixed rate home equity lines of credit. Fixed rate home equity loans typically have terms of no longer than 15 years.

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

Consumer Loans

As part of its strategy to invest in higher yielding shorter term loans, the Bank emphasized growth of its consumer lending portfolio in recent years. This portfolio includes personal loans secured by collateral other than real estate, unsecured personal loans and lines of credit and loans secured by deposits held by the Bank. As of December 31, 2018, consumer loans totaled $16.57 million or 2.68% of the Bank’s total loan portfolio. These loans consist primarily of auto loans, RV loans, boat loans, personal loans and credit lines and deposit account loans. Consumer loans are originated in the Bank’s market areas and generally have maturities of up to 7 years. For loans secured by savings accounts, the Bank will lend up to 90.0% of the account balance on single payment loans and up to 100.0% for monthly payment loans.

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

Commercial Loans

Commercial business loans amounted to $59.05 million, or 9.56% of the Bank’s total loan portfolio at December 31, 2018. Agricultural production loans amounted to $17.71 million, or 2.87% of the Bank’s total loan portfolio at December 31, 2018. The Bank’s commercial business loans are traditional business loans and are not secured by real estate. Such loans may be structured as unsecured lines of credit or may be secured by inventory, accounts receivable or other business assets. Agricultural operating loans are generally secured with equipment, cattle, crops or other non-real property and at times the underlying real property.

Commercial business loans of this nature usually involve greater credit risk than residential 1-4 family loans. The collateral we receive is typically related directly to the performance of the borrower’s business which means that repayment of commercial business loans is dependent on the successful operations and income stream of the borrower’s business. Such risks can be significantly affected by economic conditions. In addition, commercial lending generally requires substantially greater oversight efforts compared to residential real estate lending.

Loans to One Borrower

Under Montana law, commercial banks such as the Bank, are subject to certain exemptions and are allowed to select the Office of the Comptroller of the Currency (“OCC”) formula used to determine limits on credit concentrations to single borrowers to an amount equal to 15.0% of the institution’s total capital. As of December 31, 2018, the Bank’s limit to a single borrower was $15.02 million. Our largest aggregation of loans to one borrower was approximately $17.13 million at December 31, 2018. This consisted of four loans: two commercial real estate loans secured by two separate detention facilities, a commercial real estate loan secured by a chemical dependency treatment facility and a commercial loan. The first commercial real estate loan had a principal balance of $4.63 million at December 31, 2018. However, 80.0% of that amount, or $3.70 million at December 31, 2018 was sold to Montana Board of Investments, leaving a net principal balance payable to the Bank of $926,000. As of December 31, 2018, the principal balance on the second commercial real estate loan was $8.86 million. However, 90.0% of this loan is guaranteed by the USDA Rural Development. Thus, 90.0% of the loan, or $7.98 million at December 31, 2018, is not required to be included in the Bank’s limitations to a single borrower under applicable banking regulations. This leaves approximately $886,000 subject to the lending limit described above. The third commercial real estate loan had a principal balance of $3.62 million as of December 31, 2018. The commercial loan had a principal balance of $24,000 at December 31, 2018. As a result, the total amount subject to the lending limit at December 31, 2018 was $5.45 million. At December 31, 2018, these loans were performing in accordance with their terms. The Bank maintains the servicing for these loans.

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

After receiving a loan application from a prospective borrower, a credit report and verifications are obtained to confirm specific information relating to the loan applicant’s employment, income and credit standing. When required by our policies, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent fee appraiser. In connection with the loan approval process, our staff analyzes the loan applications and the property involved. Officers and branch managers are granted lending authority based on the nature of the loan and the managers’ level of experience. We have established a series of loan committees to approve any loans which may exceed the lending authority of particular officers or branch managers. Three Directors of the Board are required for approval of any loan, or aggregation of loans to a single borrower, that exceeds $2.50 million.

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

Loan Commitments

We generally provide commitments to fund fixed and adjustable-rate single-family mortgage loans for periods up to 60 days at a specified term and interest rate, and other loan categories for shorter time periods. The total amount of our commitments to extend credit as of December 31, 2018, was approximately $18.75 million, all of which was for residential mortgage loans.

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

Investment Policies

The investment policy of Eagle, which is established by the Board, is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing the Bank’s lending activities. The policy provides for available-for-sale (including those accounted for under ASC Topic 825), held-to-maturity and trading classifications. However, Eagle currently does not hold any securities for purposes of trading or held-to-maturity. The policy permits investments in high credit quality instruments with diversified cash flows while permitting us to maximize total return within the guidelines set forth in our interest rate risk and liquidity management policies. Permitted investments include but are not limited to U.S. government obligations, government agency or government-sponsored agency obligations, state, county and municipal obligations, asset-backed securities and mortgage-backed securities. Collateralized mortgage obligations (“CMOs”), investment grade corporate debt securities and commercial paper are also included. We also invest in Federal Home Loan Bank (“FHLB”) overnight deposits and federal funds, but these instruments are not considered part of the investment portfolio.

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

Borrowings

Deposits are the primary source of funds for our lending and investment activities and for general business purposes. However, as the need arises, or in order to take advantage of funding opportunities, we also borrow funds in the form of advances to supplement our supply of lendable funds and to meet deposit withdrawal requirements. We have Federal funds line of credits with FHLB of Des Moines, Pacific Coast Bankers Bank (“PCBB”), PNC Financial Services Group, Inc. (“PNC”), United Bankers’ Bank (“UBB”) and Zions Bank. Our Federal funds line of credit with Stockman Bank was terminated during 2018.

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

In September 2005, our predecessor entity formed a special purpose subsidiary, Eagle Bancorp Statutory Trust I (the “Trust”), for the purpose of issuing trust preferred securities in the amount of $5.16 million. Our predecessor entity has issued subordinated debentures to the Trust, and the coupon on the debentures matches the dividend payment on the trust preferred securities. Upon the closing of the second-step conversion and reorganization, we assumed the obligations of our predecessor in connection with the subordinated debentures and trust preferred securities. For regulatory purposes, the securities qualify as Tier 1 Capital, while for accounting purposes they are recorded as long term debt. The securities have a 30-year maturity and carried a fixed coupon of 6.02% for the first five years, at which time the coupon became variable, at a spread of 142 basis points over 3 month LIBOR. At December 31, 2018 the rate was 4.228%.

Other Activities

The Company offers wealth management services at its locations through financial advisors employed by the Bank. Income from wealth management services was $536,000 and $624,000 for the years ended December 31, 2018 and 2017, respectively.

Subsidiary Activity

We are permitted to invest in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations. The following are subsidiaries of the Company: Opportunity Bank of Montana, Eagle Bancorp Statutory Trust I, and AFSB NMTC Investment Fund, LLC, which is a subsidiary of the Bank.

Personnel

As of December 31, 2018, we had 235 full-time employees and 14 part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees to be good.

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

General

As a state-chartered commercial bank, the Bank is subject to extensive regulation, examination and supervision by the Montana Division of Banking and Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”), as the insurer of its deposits. The Bank is a member of the Federal Reserve Bank (“FRB”) System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the FDIC. There are periodic examinations to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. Under certain circumstances, the FDIC may also examine the Bank. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowance for loan losses for regulatory purposes. Eagle, as a bank holding company, is required to file certain reports with, and is subject to examination by, and must otherwise comply with the rules and regulations of the FRB. Eagle is also subject to the rules and regulations of the Securities and Exchange Commission (“SEC”) under the federal securities laws. See “—Holding Company Regulation.”

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

The Bank’s general permissible lending limit for loans-to-one-borrower is 15.0% of unimpaired capital and surplus. An additional amount may be lent, equal to 10.0% of total capital, if the loan is fully secured by certain readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate.

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

Minimum Reserve Ratios

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio for the Deposit Insurance Fund (“DIF”). The FDIC had adopted a plan under which it would meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act required the FDIC to offset the effect on institutions, with assets less than $10 billion, of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%. During 2018 the DIF ratio reached 1.36%. Once the ratio hits 1.38%, the FDIC indicated it will automatically apply a small Bank’s credits to reduce its regular insurance assessment up to the entire amount of the assessment. In addition to the statutory minimum ratio, the FDIC must designate a reserve ratio, known as the designated reserve ratio, or DRR, which may exceed the statutory minimum. The FDIC has established 2.0% as the DRR.

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

Capital Requirements

State chartered commercial banks, such as the Bank, are required by the FRB to maintain minimum levels of regulatory capital. These minimum capital standards include: a ratio of total capital to risk-weighted assets of 9.875%, a ratio of Tier 1 capital to risk-weighted assets of 7.875%, a ratio of common equity Tier 1 capital to risk-weighted assets of 6.375%, or a ratio of Tier 1 capital to total assets of 4.00%. All of these ratios except for the ratio of Tier 1 capital to total assets include the capital conservation buffer of 1.875% phased-in beginning January 1, 2018. The regulations require that, in meeting the capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires state chartered commercial banks to maintain Tier 1 and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 7.875% and 9.875%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0.0% to 100.0%, assigned by the FRB capital regulation based on the risks believed inherent in the type of asset. Tier 1 capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock. Also included is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100.0% of core capital. The FRB also has authority to establish individual minimum capital requirements for financial institutions.

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

Effective January 1, 2015, bank holding companies with consolidated assets of $1 billion or more and banks like Opportunity Bank must comply with new minimum capital ratio requirements to be phased-in between January 1, 2015 and January 1, 2019, which would consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5% which increased to 6.375% during 2018 with the capital conservation buffer of 1.875%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6.0% which increased to 7.875% during 2018 with the capital conservation buffer of 1.875%; (iii) a total capital to total risk weighted assets ratio of 8.0% which increased to 9.875% during 2018 with the capital conservation buffer of 1.875%; and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4.0%.

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

Management believes that, as of December 31, 2018, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital rules on a fully phased-in basis as if such requirements were currently in effect; however, final rules are subject to regulatory discretion and could result in the need for additional capital levels in the future.

Prompt Corrective Action

Federal bank regulatory agencies are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 6.0%, a ratio of common equity Tier 1 capital to risk-weighted assets of less than 4.5%, or a ratio of Tier 1 capital to total assets of less than 4.0% is considered to be “undercapitalized.”  An institution that has a total risk-based capital ratio less than 6.0%, a Tier 1 capital ratio of less than 4.0%, a common equity Tier 1 capital ratio of less than 3.0% or a Tier 1 leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” An institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the FRB is required to appoint a receiver or conservator for a bank that is “critically undercapitalized.”  Regulations also require that a capital restoration plan be filed with the FRB within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The FRB also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. At December 31, 2018, the Bank’s capital ratios met the “well capitalized” standards.

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

Transactions with Affiliates

The Bank’s authority to engage in transactions with “affiliates” is limited by regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the FRB’s Regulation W. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. Eagle is an affiliate of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions, i.e. “covered transactions,” are restricted to an aggregate percentage of the institution’s capital. Collateral in specified amounts must be provided by affiliates in order to receive loans from an institution. In addition, banks are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no bank may purchase the securities of any affiliate other than a subsidiary.

Our authority to extend credit to executive officers, directors and 10.0% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, FRB Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2018, we were in compliance with these regulations.

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

Eagle obtained the necessary approvals from the FRB and the Montana Division of Banking and Financial Institutions before acquiring TwinCo on January 31, 2018 and BMB on January 1, 2019.

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

As a result of the branch acquisition from Sterling in 2012, the final goodwill recorded related to the acquisition was $7.03 million. In addition, we recorded goodwill related to the TwinCo acquisition of $5.09 million during the first quarter of 2018. We are required to test our goodwill for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. It is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill. If an impairment determination is made in a future reporting period, our earnings and the book value of goodwill will be reduced by the amount of the impairment.

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

Our financial performance generally, and in particular the ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our future growth, is highly dependent upon the business environment in the markets in which we operate, principally in Montana, and in the United States as a whole. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in Montana. The economic conditions in our local markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels, monetary policy, unemployment and strength of the domestic economy and local economy in the markets in which we operate. Unfavorable market conditions can result in deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan and lease losses, adverse asset values and an overall material adverse effect on the quality of our loan portfolio.

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

Our noninterest income attributable to mortgage banking activities has grown significantly in recent years. We originate and sell mortgage loans, including $279.74 million of mortgage loans sold during 2018.  We rely on Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and other purchasers to purchase loans in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases from us due to capital constraints or other factors, including, with respect to FNMA and FHLMC, a change in the criteria for conforming loans. In addition, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of FNMA and FHLMC. The exact effects of any such reforms are not yet known, but may limit our ability to sell conforming loans to FNMA and FHLMC. In addition, mortgage lending is highly regulated, and our inability to comply with all federal and state regulations and investor guidelines regarding the origination, underwriting documentation and servicing of mortgage loans may also impact our ability to continue selling mortgage loans. If we are unable to continue to sell loans in the secondary market or we experience a period of low mortgage activity, our noninterest income as well as our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations.

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

We are required to own common stock of the Federal Home Loan Bank of Des Moines (‘FHLB”) to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB’s advance program. The aggregate cost of our FHLB common stock as of December 31, 2018 was $5.01 million. FHLB common stock is not a marketable security and can only be redeemed by the FHLB.

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

Eagle’s and the Bank’s executive office is located at 1400 Prospect Avenue in Helena, Montana. As of December 31, 2018, the Bank conducted its business through 19 offices. These offices are located in Helena, Butte, Bozeman, Townsend, Livingston, Big Timber, Billings, Missoula, Hamilton, Great Falls, Sheridan, and Twin Bridges, Montana. The Sheridan and Twin Bridges branches were acquired in 2018 as part of the TwinCo acquisition. In December 2018, the Great Falls office moved to a new location on River Drive South. The principal banking office in Helena also serves as the executive headquarters. This headquarters houses approximately 31.0% of the Bank’s full-time employees. In addition, an operations center is located in Helena. The following table includes the location of each of the Bank’s offices, the year the office was opened and the net book value including land, buildings and furniture and equipment. The square footage at each location is also presented.

				Value At
				December 31, 2018	Square
Location	Address	Opened		(In Thousands)	Footage

Helena - Prospect Office	1400 Prospect Avenue	1997		$6,417	32,304
	Helena, MT 59601
Helena - Neill Office	28 Neill Ave.	1987		791	1,391
	Helena, MT 59601
Helena - Skyway Office	2090 Cromwell Dixon	2009		1,881	4,643
	Helena, MT 59602
Butte Office	3401 Harrison Avenue	1979		392	3,890
	Butte, MT 59701
Bozeman - Oak Office	1455 Oak Street	1980 (Relocated 2009)		6,628	19,818
	Bozeman, MT 59715
Townsend Office	416 Broadway	1979		110	1,973
	Townsend, MT 59644
Bozeman - Mendenhall Office	5 W. Mendenhall, Ste. 101	2012	*	977	3,626
	Bozeman, MT 59715
Livingston Office	123 S. Main Street	2012 (Leased until building		2,339	11,072
	Livingston, MT 59047	was purchased in 2016)
Big Timber Office	101 McLeod Street	2012		750	2,004
	Big Timber, MT 59011
Billings - S. 24th Street W. Office	455 S. 24th Street West	2012	*	107	3,778
	Billings, MT 59102
Missoula - Higgins Office	200 N. Higgins	2012	*	139	3,079
	Missoula, MT 59802
Missoula - Reserve Office	1510 S Reserve Street	2012	*	43	4,320
	Missoula, MT 59801
Hamilton Office	711 S. First Street	2012		1,576	4,870
	Hamilton, MT 59840
Missoula - Home Loan Office	2800 S. Reserve Street	2012	*	38	2,965
	Missoula, MT 59801
Helena - Operations Center	3210 Euclid Avenue	2012		809	6,758
	Helena, MT 59601
Great Falls Office	501 River Dr. S., Ste. 100	2015	*	938	5,144
	Great Falls, MT 59405
Billings - Main Office	895 Main Street, Ste. 1	2017	*	62	1,300
	Billings, MT 59105
Billings - N. 27th Street Office	1025 N. 27th Street	N/A	**	3,644	N/A
	Billings, MT 59101
Sheridan Office	103 N. Main	2018		1,114	8,080
	Sheridan, MT 59749
Twin Bridges Office	107 N. Main	2018		588	7,668
	Twin Bridges, MT 59754

* Leased location
**Property under construction. Not an operational branch as of December 31, 2018

As of December 31, 2018, the net book value of land, buildings and furniture and equipment owned by the Bank, less accumulated depreciation, totaled $29.34 million. This includes construction in progress of $1.79 million, primarily relating to the construction of new branch locations. The Company is in the process of building a future branch in Billings on North 27th Street.

ITEM 3.	LEGAL PROCEEDINGS.

The Bank, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Bank. There were no lawsuits pending or known by the Company to be contemplated against Eagle or the Bank as of December 31, 2018.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq Global Market under the symbol “EBMT.” At the close of business on December 31, 2018, there were 5,477,652 shares of common stock outstanding, held by approximately 802 shareholders of record. The closing price of the common stock on December 31, 2018, was $16.50 per share. The following table includes the high and low prices for our common stock for each quarter presented, as well as, dividends paid during each quarter:

			Dividends
Quarter Ended	High	Low	Paid
Calendar Year 2018:
December 31, 2018	$18.45	$14.20	$0.0925
September 30, 2018	19.35	16.85	0.0925
June 30, 2018	21.25	18.95	0.0900
March 31, 2018	21.75	19.50	0.0900
Calendar Year 2017:
December 31, 2017	$21.95	$18.30	$0.0900
September 30, 2017	19.31	17.35	0.0900
June 30, 2017	20.45	17.40	0.0800
March 31, 2017	22.32	17.80	0.0800

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

On July 19, 2018, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased under this plan during the three months ended December 31, 2018 or September 30, 2018. However, during 2019, 36,000 shares were purchased at an average price of $17.49 per share. The plan expires on July 19, 2019.

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

The Bank has a strong mortgage lending focus, with loan originations in single-family residential mortgages, which has enabled it to successfully market home equity loans, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.). In recent years we have also focused on adding commercial loans to our portfolio, both real estate and non-real estate. We have made significant progress in this initiative. As of December 31, 2018, commercial real estate and commercial business loans represented 53.13% and 12.43% of the total loan portfolio, respectively. The purpose of this diversification is to mitigate our dependence on the mortgage market, as well as to improve our ability to manage our interest rate spread. The Bank’s management recognizes that fee income will also enable it to be less dependent on specialized lending and it maintains a significant loan serviced portfolio, which provides a steady source of fee income. As of December 31, 2018, we had mortgage servicing rights, net of $7.10 million compared to $6.58 million as of December 31, 2017. Gain on sale of loans also provides significant fee income or noninterest income in periods of high mortgage loan origination volumes. Such income will be adversely affected in periods of lower mortgage activity.

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

Other than in limited circumstances for certain high-credit-quality customers, we do not offer “interest only” mortgage loans on residential 1-4 family properties (where the borrower pays interest but no principal for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as loans having less than full documentation).

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee (“FOMC”) increased the federal funds target rate during the year ended December 31, 2018 from 1.50% to 2.50%.

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

Effective January 1, 2019, Eagle completed its previously announced merger (the “Merger”) with Big Muddy Bancorp, Inc. (“BMB”), pursuant to an Agreement and Plan of Merger, dated as of August 21, 2018, by and among Eagle, Opportunity Bank of Montana, BMB and BMB’s wholly-owned subsidiary, The State Bank of Townsend, a Montana chartered commercial bank (“SBOT”). At the effective time of the Merger, BMB merged with and into Eagle, with Eagle continuing as the surviving corporation. SBOT operates four branches in Townsend, Dutton, Denton and Choteau, Montana. Eagle acquired approximately $108.00 million in assets, $92.00 million in deposits and $92.00 million in gross loans based on BMB’s September 30, 2018 financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance is a comprehensive new revenue recognition standard that supersedes substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB agreed to delay the effective date of the standard by one year. Therefore, the new standard was effective in the first quarter of 2018 and was adopted by the Company.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) intended to improve financial reporting regarding leasing transactions. The new standard affects all companies and organizations that lease assets. The standard will require organizations to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases if the lease terms are more than 12 months. The guidance also will require qualitative and quantitative disclosures providing additional information about the amounts recorded in the financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the potential impact of the amendment on the Company’s consolidated financial statements. We currently lease seven locations that serve as full-service branches, with the longest running lease expiring in 2028. We are using a third party vendor to assist with the implementation of this standard.

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

Financial Condition

December 31, 2018 compared to December 31, 2017

Total assets increased $137.12 million, or 19.1%, to $853.90 million at December 31, 2018 from $716.78 million at December 31, 2017. The largest driver of the increase was the increase in loans receivable, net, partly due to the acquisition of TwinCo. Loans receivable, net increased by $102.93 million or 20.3%, to $610.33 million at December 31, 2018 from $507.40 million at December 31, 2017. Total liabilities increased by $125.93 million, or 19.9%, to $759.10 million from $633.17 million at December 31, 2017. The increase was primarily due to an increase in deposits due in part to the TwinCo acquisition, as well as an increase in FHLB advances and other borrowings. Total deposits increased $106.05 million or 20.4%, to $626.61 million at December 31, 2018 from $520.56 million at December 31, 2017. FHLB advances and other borrowings increased $19.25 million to $102.22 million at December 31, 2018 compared to $82.97 million at December 31, 2017. Total shareholders’ equity increased $11.19 million to $94.81 million at December 31, 2018 compared to $83.62 million at December 31, 2017.

Balance Sheet Details

Investment Activities

We maintain a portfolio of investment securities, classified as either available-for-sale (including those accounted for under FASB ASC Topic 825) or held-to-maturity to enhance total return on investments. Our investment securities include U.S. government and agency obligations, Small Business Administration pools, municipal securities, mortgage-backed securities (“MBSs”), collateralized mortgage obligations (“CMOs”), asset-backed securities (“ABSs”), and corporate obligations, all with varying characteristics as to rate, maturity and call provisions. There were no held-to-maturity investment securities included in the investment portfolio at December 31, 2018 or 2017. All investment securities included in the investment portfolio are available-for-sale. Eagle also has interest-bearing deposits in other banks and stock in FHLB and FRB.

The following table summarizes investment activities:

	December 31,
	2018		2017		2016
	Fair Value	Percentage of Total	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency	$9,347	6.22%	$4,857	3.48%	5,608	4.18%
Municipal obligations	68,278	45.44%	67,886	48.66%	67,664	50.45%
Corporate obligations	11,119	7.40%	14,644	10.50%	9,307	6.94%
Mortgage-backed securities	19,348	12.88%	24,869	17.82%	29,512	22.01%
Collateralized mortgage obligations	23,875	15.89%	19,788	14.18%	16,345	12.19%
Asset-backed securities	10,198	6.79%	-	0.00%	-	0.00%

Total securities available-for-sale	142,165	94.62%	132,044	94.64%	128,436	95.77%

Interest-bearing deposits	1,057	0.70%	1,920	1.38%	787	0.59%

FHLB capital stock, at cost	5,011	3.33%	4,086	2.93%	4,012	2.99%

FRB capital stock, at cost	2,033	1.35%	1,465	1.05%	871	0.65%

Total	$150,266	100.00%	$139,515	100.00%	134,106	100.00%

Securities available-for-sale increased $10.13 million or 7.7%, to $142.17 million at December 31, 2018 compared to $132.04 million at December 31, 2017. The net increase was due in part to the acquisition of TwinCo. The largest increase in securities available-for-sale was for ABSs, which increased to $10.20 million at December 31, 2018 primarily due to purchase activity. U.S. government and agency securities increased $4.49 million, also primarily due to purchase activity. CMOs increased $4.09 million mainly due to purchase activity. Municipal obligations increased slightly by $392,000 due to investment purchases largely offset by investment sales. MBSs decreased $5.52 million primarily due to principal payments. MBSs sales activity was offset by purchases activity. Corporate obligations decreased by $3.53 million largely due to investment sales and the maturities.

The following table sets forth information regarding the values, weighted average yields and maturities of investments. The yields on municipal bonds have been computed on a tax equivalent basis.

	December 31, 2018
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total Investment Securities

	Fair Value	Annualized Weighted Average Yield	Fair Value	Annualized Weighted Average Yield	Fair Value	Annualized Weighted Average Yield	Fair Value	Annualized Weighted Average Yield	Fair Value	Approximate Market Value	Annualized Weighted Average Yield
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency	$-	-%	$2,222	2.44%	$3,892	2.75%	$3,233	2.75%	$9,347	$9,347	2.68%
Municipal obligations	-	-	1,692	2.89	8,147	2.89	58,439	3.03	68,278	68,278	3.00
Corporate obligations	-	-	11,119	2.87	-	-	-	-	11,119	11,119	2.87
Mortgage-backed securities (1)	-	-	-	-	461	1.98	18,887	3.75	19,348	19,348	3.71
Collateralized mortgage obligations	-	-	9,890	1.90	6,581	2.90	7,404	2.61	23,875	23,875	2.40
Asset-backed securities	-	-	-	-	-	-	10,198	3.00	10,198	10,198	3.00

Total securities available-for-sale	-	-	24,923	2.45	19,081	2.84	98,161	3.12	142,165	142,165	2.96

Interest-bearing deposits	1,057	1.11	-	-	-	-	-	-	1,057	1,057	1.11

Federal funds sold	-	-	-	-	-	-	-	-	-	-	-

FHLB capital stock (no maturity)	-	-	-	-	-	-	-	-	5,011	5,011	5.26

FRB capital stock (no maturity)	-	-	-	-	-	-	-	-	2,033	2,033	6.00

Total	$1,057	1.11%	$24,923	2.45%	$19,081	2.84%	$98,161	3.12%	$150,266	$150,266	3.07%

(1) Mortgage-backed securities are shown at their final maturity date. They provide on-going liquidity for the Company through scheduled and prepaid principal payments on a monthly basis.

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	December 31,
	2018		2017		2016		2015		2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential 1-4 family (1)	$116,939	18.92%	$109,911	21.37%	113,262	24.24%	118,133	28.95%	103,420	32.40%
Residential 1-4 family construction	27,168	4.40%	25,306	4.92%	20,540	4.40%	22,958	5.63%	10,149	3.18%
Total residential 1-4 family	144,107	23.32%	135,217	26.29%	133,802	28.64%	141,091	34.58%	113,569	35.58%

Commercial real estate	256,784	41.54%	194,805	37.88%	166,932	35.73%	141,011	34.55%	109,126	34.18%
Commercial construction and development	41,739	6.75%	38,351	7.46%	41,810	8.95%	23,450	5.75%	4,275	1.34%
Farmland	29,915	4.84%	11,627	2.26%	6,185	1.32%	3,469	0.85%	2,704	0.85%
Total commercial real estate	328,438	53.13%	244,783	47.60%	214,927	46.00%	167,930	41.15%	116,105	36.37%

Total real estate loans	472,545	76.45%	380,000	73.89%	348,729	74.64%	309,021	75.73%	229,674	71.95%

Other loans:
Home equity	52,159	8.44%	52,672	10.24%	49,018	10.49%	45,345	11.11%	40,123	12.57%
Consumer	16,565	2.68%	15,712	3.06%	14,800	3.16%	14,641	3.59%	13,827	4.33%

Commercial	59,053	9.56%	63,300	12.31%	52,795	11.30%	37,174	9.10%	35,364	11.08%
Agricultural	17,709	2.87%	2,563	0.50%	1,911	0.41%	1,898	0.47%	218	0.07%
Total commercial loans	76,762	12.43%	65,863	12.81%	54,706	11.71%	39,072	9.57%	35,582	11.15%

Total other loans	145,486	23.55%	134,247	26.11%	118,524	25.36%	99,058	24.27%	89,532	28.05%

Total loans	618,031	100.00%	514,247	100.00%	467,253	100.00%	408,079	100.00%	319,206	100.00%

Deferred loan fees	(1,098)		(1,093)		(1,092)		(795)		(486)
Allowance for loan losses	(6,600)		(5,750)		(4,770)		(3,550)		(2,450)

Total loans, net	$610,333		$507,404		461,391		403,734		316,270

Lending Activities

Loans receivable increased $102.93 million to $610.33 at December 31, 2018 due in part to the TwinCo acquisition. The TwinCo acquisition included $55.06 million of acquired loans. Excluding acquired loans, loans receivable, net increased by $47.87 million. Including acquired loans, total commercial real estate loans increased $83.65 million, total commercial loans increased $10.90 million, total residential loans increased $8.89 million, and consumer loans increased $853,000. These increases were slightly offset by a decrease in home equity loans of $513,000. Total loan originations were $517.47 million for the year ended December 31, 2018, with total residential 1-4 family accounting for $346.44 million of the total. Total commercial real estate originations were $97.71 million. Total commercial and home equity loan originations totaled $49.12 million and $14.94 million, respectively, for the same period. Consumer loan originations totaled $9.26 million. Loans held-for-sale decreased by $1.63 million, to $7.32 million at December 31, 2018 from $8.95 million at December 31, 2017.

Loan Maturities. The following table sets forth the estimated maturity of the loan portfolio of the Bank at December 31, 2018. Balances exclude deferred loan fees and allowance for loan losses. Scheduled principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of a loan is typically substantially less than its contractual terms because of prepayments. In addition, due on sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, the borrower sells the real property, subject to the mortgage, and the loan is not paid off. All mortgage loans are shown to be maturing based on the date of the last payment required by the loan agreement, except as noted.

Loans having no stated maturity, those without a scheduled payment, demand loans and matured loans, are shown as due within six months.

	One Year or Less	One to Five Years	After 5 Years	Total

Total residential 1-4 family (1)	$24,848	$4,108	$122,469	$151,425
Total commercial real estate	38,028	15,890	274,520	328,438
Home equity	4,483	10,485	37,191	52,159
Consumer	1,833	10,096	4,636	16,565
Total Commercial	29,123	25,156	22,483	76,762
Total loans (1)	$98,315	$65,735	$461,299	$625,349

(1) Includes loans held-for-sale.

The following table includes loans by fixed or adjustable rates at December 31, 2018:

	Fixed	Adjustable	Total
	(Dollars in Thousands)
Due after December 31, 2019:
Total residential 1 to 4 family (1)	$71,895	$54,682	$126,577
Total commercial real estate	80,710	209,700	290,410
Home equity	7,016	40,660	47,676
Consumer	12,988	1,744	14,732
Total commercial	33,939	13,700	47,639
Total due after December 31, 2019 (1)	206,548	320,486	527,034

Due in less than one year	81,027	17,288	98,315

Total loans (1)	$287,575	$337,774	$625,349

Percent of total	45.99%	54.01%	100.00%

(1) Includes loans held-for-sale

The following table sets forth information with respect to our loan originations, purchases and sales activity:

	Years Ended
	December 31,
	2018	2017
	(In Thousands)

Net loans receivable at beginning of period (1)	$516,353	$479,621

Loans originated:
Total residential 1-4 family	346,437	325,979
Total commercial real estate	97,706	80,068
Home equity	14,938	20,714
Consumer	9,261	9,139
Total commercial	49,125	36,869
Total loans originated	517,467	472,769

Loans sold:
Whole loans	279,740	288,939

Principal repayments and loan refinancings	137,284	148,079

Deferred loan fees increase	5	1

Allowance for losses increase	850	980

Net loan increase	101,298	36,732

Net loans receivable at end of period (1)	$617,651	$516,353

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. Subsequent write-downs are recorded as a charge to operations. As of December 31, 2018, the Bank had $107,000 of real estate owned.

Loans are reviewed on a quarterly basis and are placed on non-accrual status when they are 90 days or more delinquent. Loans may be placed on non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At December 31, 2018, we had $2.29 million (there were no specific reserves for loan losses) of loans that were nonperforming and held on non-accrual status.

The following table provides information regarding the Bank’s loans that are delinquent 30 to 89 days:

	December 31, 2018
	Number	Amount	Percentage of Total
	(Dollars in Thousands)
Loan type:
Real estate loans:
Residential 1-4 family	5	$381	18.75%
Residential 1-4 family construction	1	118	5.81%
Commercial real estate	3	975	47.98%
Commercial contruction and development	1	9	0.44%
Other loans:
Home equity	2	39	1.92%
Consumer	26	135	6.64%
Commercial	5	284	13.98%
Agricultural	2	91	4.48%
Total	45	$2,032	100.00%

The following table sets forth information regarding nonperforming assets:

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential 1-4 family	$253	$475	$221	$730	$821
Residential 1-4 family construction	634	-	-	-	-
Commercial real estate	432	-	-	667	-
Commercial construction and development	13	-	-	-	-
Other loans:
Home equity	469	242	297	161	48
Consumer	127	153	96	145	16
Commercial	308	107	-	327	77
Agricultural	32	-	-	-	-
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	130	-	456	221	-
Residential 1-4 family construction	-	-	-	247	-
Commercial real estate	1,347	-	4	4	-
Other loans:
Home equity	-	-	35	-	-
Restructured loans
Other loans:
Home equity	22	-	43	46	48
Total nonperforming loans	3,767	977	1,152	2,548	1,010
Real estate owned and other repossed property, net	107	525	825	595	637
Total nonperforming assets	$3,874	$1,502	$1,977	$3,143	$1,647

Total nonperforming loans to total loans	0.61%	0.19%	0.25%	0.63%	0.32%
Total nonperforming loans to total assets	0.44%	0.14%	0.17%	0.40%	0.18%
Total allowance for loan loss to nonperforming loans	175.21%	588.54%	414.06%	139.32%	242.57%
Total nonperforming assets to total assets	0.45%	0.21%	0.29%	0.50%	0.29%

During the year ended December 31, 2018, the Bank sold five real estate owned and other repossessed assets resulting in a net loss of $54,000. There was one write-down on real estate owned and other repossessed assets for a loss of $28,000 during the year ended December 31, 2018. During the year ended December 31, 2017, the Bank sold five real estate owned and other repossessed assets resulting in a net loss of $29,000. There were two write-downs on real estate owned and other repossessed assets for a loss of $45,000 during the year ended December 31, 2017. During the year ended December 31, 2018 and 2017, an insignificant amount of interest was recorded on loans previously accounted for on a non-accrual basis.

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

Management’s evaluation of classification of assets and adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by regulatory agencies as part of their examination process. We also utilize a third party review as part of our loan classification process. In addition, each loan that exceeds $750,000 is monitored more closely.

The following table reflects our classified assets:

	December 31, 2018
	Special
	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$-	$874	$-	$-	$874
Residential 1-4 family construction	-	635	-	-	635
Commercial real estate	1,731	2,322	-	-	4,053
Commercial construction and development	-	13	-	-	13
Farmland	-	-	-	-	-
Other loans:
Home equity	-	491	-	-	491
Consumer	-	171	-	-	171
Commercial	950	244	81	-	1,275
Agricultural	-	404	-	-	404
Total loans	2,681	5,154	81	-	7,916

Securities available-for-sale	-	-	-	-	-

Real estate owned/repossessed property, net					107

					$8,023

	December 31, 2017
	Special
	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$-	$744	$-	$-	$744
Residential 1-4 family construction	-	456	-	-	456
Commercial real estate	-	303	-	-	303
Commercial construction and development	-	-	-	-	-
Farmland	-	-	-	-	-
Other loans:
Home equity	-	242	-	-	242
Consumer	-	136	-	27	163
Commercial	-	113	-	22	135
Agricultural	-	-	-	-	-
Total loans	-	1,994	-	49	2,043

Securities available-for-sale	-	-	-	-	-

Real estate owned/repossessed property, net					525

					$2,568

Allowance for Loan Losses and Real Estate Owned. The Bank segregates its loan portfolio for loan losses into the following broad categories: residential 1-4 family, commercial real estate, home equity, consumer and commercial. The Bank provides for a general allowance for losses inherent in the portfolio in the categories referenced above. General loss percentages which are calculated based on historical analyses and other factors such as volume and severity of delinquencies, local and national economy, underwriting standards and other factors. This portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is subjective in nature and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and non-accruals; trends in volume; terms and portfolio mix; new credit products; changes in lending policies and procedures; and changes in the outlook for the local, regional and national economy.

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

Provisions for, or adjustments to, estimated losses are included in earnings in the period they are established. At December 31, 2018, we had $6.60 million in allowances for loan losses.

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

The following table includes information for allowance for loan losses:

	Years Ended
	December 31,
	2018	2017	2016
	(Dollars in Thousands)

Beginning balance	$5,750	$4,770	$3,550

Provision for loan losses	980	1,228	1,833
Loans charged-off
Residential 1-4 family	-	-	(4)
Commercial real estate	(13)	-	(298)
Home equity	(80)	-	(7)
Consumer	(72)	(193)	(204)
Commercial	(24)	(118)	(119)
Recoveries
Commercial real estate	19	-	-
Home equity	1	40	-
Consumer	27	20	19
Commercial	12	3	-
Net loans charged-off	(130)	(248)	(613)

Ending balance	$6,600	$5,750	$4,770

Allowance for loan losses to total loans	1.07%	1.12%	1.02%
Allowance for loan losses to total nonperforming loans	175.21%	588.54%	414.06%
Net charge-offs to average loans outstanding during the period	0.02%	0.05%	0.13%

The following table presents allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans:

	December 31,
	2018			2017			2016
	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Residential 1-4 family	$1,301	19.71%	23.32%	$1,301	22.62%	26.29%	$1,241	26.02%	28.64%
Commercial real estate	3,593	54.44%	53.13%	2,778	48.32%	47.60%	2,079	43.58%	46.00%
Total real estate loans	4,894	74.15%	76.45%	4,079	70.94%	73.89%	3,320	69.60%	74.64%

Other loans:
Home equity	477	7.23%	8.44%	506	8.80%	10.24%	460	9.64%	10.49%
Consumer	190	2.88%	2.68%	225	3.91%	3.06%	193	4.05%	3.16%
Commercial	1,039	15.74%	12.43%	940	16.35%	12.81%	797	16.71%	11.71%
Total other loans	1,706	25.85%	23.55%	1,671	29.06%	26.11%	1,450	30.40%	25.36%

Total	$6,600	100.00%	100.00%	$5,750	100.00%	100.00%	$4,770	100.00%	100.00%

Deposits and Other Sources of Funds

Deposits. Deposits are the Company’s primary source of funds. Core deposits are deposits that are more stable and somewhat less sensitive to rate changes. They also represent a lower cost source of funds than rate sensitive, more volatile accounts such as certificates of deposit. We believe that our core deposits are our checking, savings accounts, money market accounts and IRA accounts. Based on our historical experience, we include IRA accounts funded by certificates of deposit as core deposits because they exhibit the principal features of core deposits in that they are stable and generally are not rate sensitive. Core deposits were $492.39 million or 78.6% of the Bank’s total deposits at December 31, 2018 ($464.19 million or 74.1% excluding IRA certificates of deposit). The presence of a high percentage of core deposits and, in particular, transaction accounts reflects in part our strategy to restructure our liabilities to more closely resemble the lower cost liabilities of a commercial bank. However, a significant portion of our deposits remains in certificate of deposit form. These certificates of deposit, if they mature and are renewed at higher rates, would result in an increase in our cost of funds.

The following table includes deposit accounts and associated weighted average interest rates for each category of deposits:

	December 31,
	2018			2017			2016
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
	Amount	of Total	Rate	Amount	of Total	Rate	Amount	of Total	Rate
	(Dollars in Thousands)
Noninterest checking	$142,788	22.79%	0.00%	$99,799	19.17%	0.00%	$82,877	16.16%	0.00%
Interest bearing checking	105,115	16.78%	0.03%	99,255	19.07%	0.03%	93,163	18.17%	0.03%
Savings	108,234	17.27%	0.05%	88,603	17.02%	0.05%	82,266	16.04%	0.04%
Money market accounts	108,050	17.24%	0.30%	89,558	17.20%	0.17%	89,211	17.40%	0.11%
Total	464,187	74.08%	0.09%	377,215	72.46%	0.06%	347,517	67.77%	0.05%
Certificates of deposit accounts:
IRA certificates	28,198	4.50%	0.60%	28,189	5.42%	0.61%	31,277	6.10%	0.64%
Brokered certificates	-	0.00%	0.00%	4,601	0.88%	1.28%	15,596	3.04%	0.80%
Other certificates	134,226	21.42%	1.46%	110,559	21.24%	1.04%	118,405	23.10%	0.89%
Total certificates of deposit	162,424	25.92%	1.31%	143,349	27.54%	0.96%	165,278	32.23%	0.84%
Total deposits	$626,611	100.00%	0.41%	$520,564	100.00%	0.31%	$512,795	100.00%	0.30%

All deposit products increased during the period with the exception of time brokered certificates. The increase was due in part to the TwinCo acquisition. Noninterest checking increased $42.99 million or 43.1%, to $142.79 million at December 31, 2018. Interest bearing checking increased $5.86 million or 5.9%, to $105.12 million at December 31, 2018. Savings increased $19.63 million or 22.2%, to $108.23 million at December 31, 2018. Money markets increased by $18.49 million, or 20.6%, to $108.05 million at December 31, 2018. Certificates of deposit increased $19.08 million or 13.3%, to $162.42 million at December 31, 2018. The largest decrease in certificates of deposit was in brokered certificates. The decrease is due to the maturity of the two remaining brokered certificates during the year ended December 31, 2018.

The following table shows the amount of certificates of deposit with balances of $250,000 and greater by time remaining until maturity as of December 31, 2018:

Balance
$250
and Greater
(In Thousands)
3 months or less	$3,766
Over 3 to 6 months	8,538
Over 6 to 12 months	8,076
Over 12 months	13,255
Total	$33,635

Our depositors are primarily residents of the state of Montana.

Borrowings. Deposits are the primary source of funds for our lending and investment activities and for general business purposes. However, as the need arises, or in order to take advantage of funding opportunities, we also borrow funds in the form of advances from FHLB of Des Moines to supplement our supply of lendable funds and to meet deposit withdrawal requirements. We also have Federal funds line of credits with PCBB, PNC, Zions Bank and United Bankers’ Bank.

The following table includes information related to FHLB of Des Moines and other borrowings:

	Years Ended
	December 31,
	2018	2017	2016
	(Dollars in Thousands)
FHLB advances:
Average balance	$83,979	$80,759	$75,620
Maximum balance at any month-end	101,357	114,769	87,661
Balance at period end	101,357	82,104	81,548
Weighted average interest rate during the period	1.85%	1.45%	1.05%
Weighted average interest rate at period end	2.21%	1.59%	1.10%

Repurchase agreements:
Average balance	$-	$-	$-
Maximum balance at any month-end	-	-	-
Balance at period end	-	-	-
Weighted average interest rate during the period	0.00%	0.00%	0.00%
Weighted average interest rate at period end	0.00%	0.00%	0.00%

Other:
Average balance	$3,304	$3,436	$3,274
Maximum balance at any month-end	5,380	7,990	8,385
Balance at period end	865	865	865
Weighted average interest rate during the period	1.91%	1.21%	0.73%
Weighted average interest rate at period end	1.00%	1.00%	1.00%

Total borrowings:
Average balance	$87,283	$84,195	$78,894
Maximum balance at any month-end	102,222	120,804	92,436
Balance at period end	102,222	82,969	82,413
Weighted average interest rate during the period	1.85%	1.44%	1.03%
Weighted average interest rate at period end	2.20%	1.58%	1.10%

Advances from FHLB and other borrowings increased by $19.25 million to $102.22 million at December 31, 2018 compared to $82.97 million at December 31, 2017. The borrowings were used to help fund the continued loan growth.

Other Long-Term Debt. The following table summarizes other long-term debt activity:

	December 31,		December 31,
	2018		2017
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Senior notes fixed at 5.75%, due 2022	$9,864	39.66%	$9,820	39.58%
Subordinated debentures fixed at 6.75%, due 2025	9,857	39.62%	9,836	39.64%
Subordinated debentures variable, due 2035	5,155	20.72%	5,155	20.78%
Total other long-term debt	$24,876	100.00%	$24,811	100.00%

Other long-term debt increased slightly by $65,000 to $24.88 million at December 31, 2018 from $24.81 million at December 31, 2017.

Shareholders’ Equity

Total shareholders’ equity increased by $11.19 million or 13.4%, to $94.81 million at December 31, 2018 from $83.62 million at December 31, 2017. The increase is primarily due to stock issued in connection with the TwinCo acquisition of $9.03 million. The increase was also impacted by net income of $4.98 million partially offset by dividends paid of $2.00 million and other comprehensive loss of $1.42 million.

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

	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016
	Average	Interest		Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$151,018	$4,068	2.69%	$126,555	$2,898	2.29%	$138,655	$2,917	2.10%
FHLB and FRB stock	6,272	322	5.13%	4,981	170	3.41%	4,646	142	3.06%
Loans receivable, net(1)	590,059	30,400	5.15%	507,980	24,776	4.88%	456,808	20,842	4.56%
Other	2,778	53	1.91%	1,625	16	0.98%	1,715	10	0.58%
Total interest earning assets	750,127	34,843	4.64%	641,141	27,860	4.35%	601,824	23,911	3.97%
Noninterest earning assets	79,059			55,842			52,987
Total assets	$829,186			$696,983			$654,811

Liabilities and equity:
Interest bearing liabilities:
Deposit accounts:
Checking	$106,845	$36	0.03%	$96,239	$31	0.03%	$88,900	$27	0.03%
Savings	103,519	53	0.05%	83,947	42	0.05%	75,288	32	0.04%
Money market	107,236	229	0.21%	90,857	131	0.14%	90,783	101	0.11%
Certificates of deposit	163,750	1,738	1.06%	153,498	1,349	0.88%	158,465	1,358	0.86%
Advances from FHLB and other borrowings including long-term debt	111,264	3,046	2.74%	107,290	2,541	2.37%	92,985	1,600	1.72%
Total interest bearing liabilities	592,614	5,102	0.86%	531,831	4,094	0.77%	506,421	3,118	0.62%
Non-interest checking	135,831			94,097			84,788
Other noninterest bearing liabilities	9,214			4,855			4,848
Total liabilities	737,659			630,783			596,057

Total equity	91,527			66,200			58,754

Total liabilities and equity	$829,186			$696,983			$654,811
Net interest income/interest rate spread(2)		$29,741	3.78%		$23,766	3.58%		$20,793	3.35%

Net interest margin(3)			3.96%			3.71%			3.46%
Total interest earning assets to interest bearing liabilities			126.58%			120.55%			118.84%

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

	Year Ended December 31, 2018			Year Ended December 31, 2017
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$560	$610	$1,170	$(254)	$235	$(19)
FHLB and FRB stock	44	108	152	10	18	28
Loans receivable, net	4,003	1,621	5,624	2,334	1,600	3,934
Other earning assets	11	26	37	(1)	7	6
Total interest earning assets	4,618	2,365	6,983	2,089	1,860	3,949

Interest bearing liabilities:
Checking, savings and money market accounts	38	76	114	6	38	44
Certificates of deposit	90	299	389	(42)	33	(9)
Advances from FHLB and other borrowings including long-term debt	94	411	505	246	695	941
Total interest-bearing liabilities	222	786	1,008	210	766	976

Change in net interest income	$4,396	$1,579	$5,975	$1,879	$1,094	$2,973

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2018 and 2017

Net Income

Eagle’s net income for the year ended December 31, 2018 was $4.98 million compared to $4.10 million for the year ended December 31, 2017. The increase of $879,000 was primarily due to an increase of $6.22 million in net interest income after loan loss provision and a decrease in income tax expense of $1.22 million. These increases were largely offset by an increase in noninterest expense of $5.55 million and a decrease in noninterest income of $1.00 million. Basic and diluted earnings per share were $0.92 and $0.91, respectively, for the year ended December 31, 2018 compared to $1.01 and $0.99, respectively, for the prior period.

Net Interest Income

Net interest income increased to $29.74 million for the year ended December 31, 2018, from $23.77 million for the year ended December 31, 2017. This increase of $5.97 million, or 25.1%, was due to an increase in interest and dividend income of $6.98 million partially offset by an increase in interest expense of $1.01 million.

Interest and Dividend Income

Total interest and dividend income was $34.84 million for the year ended December 31, 2018, compared to $27.86 million for the year ended December 31, 2017, an increase of $6.98 million, or 25.1%. Interest and fees on loans increased to $30.40 million for the year ended December 31, 2018 from $24.78 million for the same period ended December 31, 2017. This increase of $5.62 million, or 22.7%, was due to an increase in the average balance of loans, as well as an increase in the average yield of loans for the year ended December 31, 2018. Average balances for loans receivable, net, including loans held for sale, for the year ended December 31, 2018 were $590.06 million, compared to $507.98 million for the prior year period. This represents an increase of $82.08 million, or 16.2% and was due in part to the TwinCo acquisition. The average interest rate earned on loans receivable increased by 27 basis points, from 4.88% to 5.15%. Interest and dividends on investment securities available-for-sale increased by $1.17 million or 40.3% for the year ended December 31, 2018 compared to the same period last year.

Average balances on investments increased to $151.02 million for the year ended December 31, 2018, from $126.56 million for the year ended December 31, 2017. This increase is largely due to the TwinCo acquisition. The average interest rate earned on investments increased to 2.69% for the year ended December 31, 2018 from 2.29% for the year ended December 31, 2017.

Interest Expense

Total interest expense increased for the year ended December 31, 2018 to $5.10 million from $4.09 million for the year ended December 31, 2017, an increase of $1.01 million, or 24.7%. The increase was due to an increase in interest expense on deposits, as well as interest expense on borrowings. The average balance for total deposits was $617.18 million for the year ended December 31, 2018 compared to $518.64 million for the same period in the prior year. This increase was due in part to the TwinCo acquisition. The overall average rate on total deposits was 0.33% for the year ended December 31, 2018 compared to 0.30% for the same period in the prior year. The average borrowing balance increased from $107.29 million for the year ended December 31, 2017 to $111.26 million for the year ended December 31, 2018. The average rate paid on total borrowings also increased from 2.37% for the year ended December 31, 2017, to 2.74% for the year ended December 31, 2018.

Provision for Loan Losses

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending we conduct and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. Using this methodology, the Bank recorded $980,000 in provision for loan losses for the year ended December 31, 2018 and $1.23 million for the year ended December 31, 2017. Management believes the level of total allowances is adequate. Total nonperforming loans, including restructured loans, net, was $3.77 million at December 31, 2018 compared to $977,000 at December 31, 2017. The Bank has $107,000 in other real estate owned and other repossessed assets at December 31, 2018 compared to $525,000 at December 31, 2017.

Noninterest Income

Noninterest income decreased to $13.33 million for the year ended December 31, 2018, from $14.33 million for the year ended December 31, 2017, a decrease of $1.00 million or 7.0%. The decrease is largely due to decreases in net gain on sale of loans which decreased to $7.74 million for the year ended December 31, 2018 from $8.80 million for the year ended December 31, 2017. During the year ended December 31, 2018, $279.74 million residential mortgage loans were sold compared to $288.94 million in the same period in the prior year. In addition, gross margin on sale of mortgage loans for the year ended December 31, 2018 was 2.77% compared to 3.05% for the year ended December 31, 2017. The decrease in gross margin on sale of mortgage loans is due to interest rate movements in the mortgage market and strategic defensive posture due to competitive pressure.

Noninterest Expense

Noninterest expense was $36.19 million for the year ended December 31, 2018 compared to $30.64 million for the year ended December 31, 2017. The increase of $5.55 million, or 18.1%, is largely due to increased salaries and employee benefits expenses of $3.02 million. The increase in salaries expense is due in part to higher commission-based compensation related to the continued loan growth in both commercial and mortgage lending activities as well as the TwinCo acquisition. Occupancy and equipment expense increased $621,000 as a result of facility improvements and bringing in acquired branches. Data processing increased $579,000, largely due to one-time costs to improve network infrastructure and to support growth. In addition, the Company incurred acquisition costs totaling $1.17 million for the year ended December 31, 2018 compared to $676,000 for the year ended December 31, 2017.

Income Tax

Income tax expense was $914,000 for the year ended December 31, 2018, compared to $2.13 million for the year ended December 31, 2017. The effective tax rate was 15.5% for the year ended December 31, 2018. The tax was lower due to lower income before income taxes for the year ended December 31, 2018 compared to the same period in the prior year, as well as the impact of the Tax Cuts and Job Act enacted in December 2017. In addition, tax free municipal bond income and Bank owned life insurance income help to lower the overall effective tax rate.

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

As a result of the Tax Cuts and Job Act, Eagle revalued its deferred tax assets and liabilities to account for the future impact of lower corporate tax rates and other provisions of the legislation. Based on its preliminary analysis, Eagle recorded a one-time net tax charge of $715,000 related to the revaluation of these deferred tax items. This increase in income tax expense was reflected in Eagle’s operating results for the fourth quarter of 2017 and was in addition to the normal provision for income tax related to pre-tax net operating income.

Liquidity and Capital Resources

Liquidity

The Bank is required to maintain minimum levels of liquid assets as defined by the Montana Division of Banking and FRB regulations. The liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of December 31, 2018 and 2017.

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

Comparison of Cash Flow for Years Ended December 31, 2018 and 2017

Net cash provided by the Company’s operating activities, which is primarily comprised of cash transactions affecting net income, was $13.57 million for the year ended December 31, 2018 compared to $20.05 million for the prior year. Net cash provided by operating activities was lower for the year ended December 31, 2018 primarily due to changes in loans held-for-sale.

Net cash used in the Company’s investing activities, which is primarily comprised of cash transactions from investment securities and the loan portfolio, was $50.92 million for the year ended December 31, 2018 compared to $56.79 million for the year ended December 31, 2017. Net cash used in investing activities for the year ended December 31, 2018 was largely due to loan originations being higher than loan pay-off and principal payments during the year. Loan origination and principal collection, net was $50.58 million for the year ended December 31, 2018. Available-for-sale securities purchases were $45.97 million during the year ended December 31, 2018. In addition, there was $5.60 million in Bank owned life insurance purchased and $4.24 million paid for the TwinCo acquisition, net of cash received for the year ended December 31, 2018. These uses of cash were partially offset by available-for-sale securities sales and maturities, principal payments and calls of $63.23 million. Net cash used in investing activities for the year ended December 31, 2017 was also impacted by loan originations being higher than loan pay-off and principal payments during the year. Loan origination and principal collection, net was $49.12 million for the year ended December 31, 2017. In addition, there was $24.37 million in available-for-sale securities purchases during the year ended December 31, 2017. These uses of cash were partially offset by available-for-sale securities sales and maturities, principal payments and calls of $20.60 million.

Net cash provided by the Company’s financing activities was $41.12 million for the year ended December 31, 2018 compared to $36.86 million for the year ended December 31, 2017. Net cash provided by financing activities for the year ended December 31, 2018 was primarily due to a net increase in deposits of $23.86 million, as well as net advances from FHLB and other borrowings of $19.25 million. Net cash provided by financing activities for the year ended December 31, 2017 was largely impacted by proceeds from issuance of common stock of $20.16 million and proceeds from issuance of long-term debt of $10.00 million. A net increase in deposits of $7.77 million also contributed to net cash provided by financing activities for the year ended December 31, 2017.

Capital Resources

At December 31, 2018, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 2.3% compared to an increase of 2.7% at December 31, 2017. The Bank is within the guidelines set forth by the Board of Directors for interest rate sensitivity.

The Bank’s Tier I leverage ratio, as measured under State of Montana and FRB rules, decreased from 12.17% as of December 31, 2017 to 11.22% as of December 31, 2018. The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

As of December 31, 2018, the Bank’s regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed “well capitalized” pursuant to State of Montana and FRB rules. At December 31, 2018, the Bank’s total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios amounted to 16.02%, 14.97%, 14.97% and 11.22%, respectively, compared to regulatory requirements of 9.875%, 7.875%, 6.375% and 4.00%, respectively.

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

The Bank has established acceptable levels of interest rate risk as follows for an instantaneous and permanent shock in rates: Projected net interest income over the next twelve months (i.e. year-1) will not be reduced by more than 15.0% given an immediate change in interest rates of up to 200 basis points (+ or -). Furthermore, projected net interest income over the subsequent twelve months (i.e. year-2) will not be reduced by more than 15.0%.

The following table includes the Banks’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of December 31, 2018		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	0.35%	1.79%	-15.0%
-200	-2.19%	-7.84%	-15.0%

The following table discloses how the Bank’s economic value of equity (“EVE”) would react to interest rate changes.

Changes in Market	EVE as a % Change from 0 Shock
Interest Rates	As of December 31, 2018	Board Policy
(Basis Points)	Projected EVE	Limit
		Must be no greater than:
+300	2.2%	-35.0%
+200	2.3%	-30.0%
+100	2.2%	-20.0%
0	0.0%	0.0%
-100	-7.0%	-20.0%
-200	-18.3%	-30.0%

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

Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of December 31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of December 31, 2018, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. Based on this assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.

Eide Bailly LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2018. The report expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2018 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

Except as provided below, the information required by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our year ended December 31, 2017.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our directors may be found under the caption “Proposal I – Election of Directors” in our Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”). The information in the Proxy Statement set forth under the captions of “Section 16 (a) Beneficial Ownership Reporting Compliance”, “Board Meetings and Committees”, “Structure of the Board of Directors”, “The Board’s Role in Risk Oversight”, and “Code of Ethics” is incorporated herein by reference.

Executive Officers of the Registrant

The following is a list of the names and ages of our executive officers, all positions and offices held by each person and each person’s principal occupations or employment during the past five years. There are no family relationships between any executive officers and directors.

Peter J. Johnson, President/Chief Executive Officer	Age 61

Mr. Johnson has served as President and CEO of Eagle since December 2009. He has also served as President of the Bank since July 2007 and CEO since November 2007. Prior to being named President, he had served as the Company’s Executive Vice President and Chief Financial Officer. He joined the Bank in 1981. He currently serves on the Montana Independent Bankers Association board of directors and served as a member of the Federal Reserve Board’s Community Depository Institution Advisory Council from 2010-2012. He is a past chairman of both the Helena Area Chamber of Commerce and the Diocese of Helena Finance Council. He serves on the Independent Community Bankers of America’s Political Action Committee and is the current chair of St. Peter’s Health Foundation board.

Laura F. Clark, Executive Vice President/Chief Financial Officer	Age 62

Ms. Clark has served as the Executive Vice President and Chief Financial Officer of the Bank and Eagle since March 2014. Prior to being named the Chief Financial Officer, she had served as the Senior Vice President and Chief Financial Officer of the Bank of Bozeman since 2005. Her experience spans over 30 years and includes a variety of executive positions with First National Bancorp, Bankers Resource Center, Security Bank, Bank of Montana System and Montana Bancsystem. Ms. Clark holds a Bachelor of Arts degree in Business Administration from Montana State University-Billings. She currently serves as a board member of ExplorationWorks, a local Science Center that provides programs for early childhood education, STEM (science, technology, engineering and math) and healthy living.

Rachel R. Amdahl, Senior Vice President/Chief Operations Officer	Age 50

Mrs. Amdahl has served as Senior Vice President/Chief Operations Officer of the Bank since February 2006. Prior to being named the Senior Vice President/Chief Operations Officer, she served as Vice President/Operations since 2000. She joined the Bank in 1987. She is a past board member of the Lewis and Clark County United Way and the Women’s Leadership Network in Helena.

Tracy A. Zepeda, Senior Vice President/Chief Retail Officer	Age 39

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

Dale F. Field, Senior Vice President/Chief Credit Officer	Age 47

Mr. Field joined Eagle in 2001 as Vice President/Commercial Lender and was promoted to Vice President/Chief Credit Administration Officer in 2011. He was promoted to Senior Vice President/Chief Credit Officer in July 2014. He serves on the Helena Exchange Club board of directors and is a school board trustee in Clancy, Montana.

Chantelle R. Nash, Senior Vice President/Chief Risk Officer	Age 48

Ms. Nash joined Eagle as a Compliance Manager in 2006 and served as Vice President/Compliance Officer since 2010. She was promoted to Senior Vice President/Chief Risk Officer in July 2014. Ms. Nash holds a Juris Doctor degree from University of Idaho College of Law in Moscow, Idaho. She is a past board member of the Helena YWCA.

P. Darryl Rensmon, Senior Vice President/Chief Information Officer	Age 57

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

Mark A. O’Neill, Senior Vice President/Chief Lending Officer	Age 47

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

The information in the Proxy Statement set forth under the caption of “Beneficial Ownership of Common Stock” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information in the Proxy Statement set forth under the captions of “Transactions with Certain Related Persons” and “Board Independence” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information in the Proxy Statement set forth under the caption of “Proposal 2 – Ratification of Appointment of Independent Auditors” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1)

The following documents are filed as part of this report: The audited Consolidated Statements of Financial Condition of Eagle Bancorp Montana, Inc. and subsidiaries as of December 31, 2018 and 2017 and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Shareholder Equity and Consolidated Statements of Cash Flows for the years then ended, together with the related notes and independent auditor’s reports.

(2)	Schedules omitted as they are not applicable.

(3)	Exhibits.

Exhibits 10.1 through 10.12 and 10.16 through 10.20 are management contracts or compensatory plans or arrangements.

2.1

Agreement and Plan of Merger, dated as of September 5, 2017, by and among Eagle Bancorp Montana, Inc., Opportunity Bank of Montana, TwinCo, Inc. and Ruby Valley Bank (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on September 6, 2017)*

2.2

Agreement and Plan of Merger, dated as of August 21, 2018, by and among Eagle Bancorp Montana, Inc., Opportunity Bank of Montana, Big Muddy Bancorp, Inc. and The State Bank of Townsend (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on August 21, 2018)*

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

10.6

Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Peter J. Johnson (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 11, 2018).

10.7

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

10.9	Summary of American Federal Savings Bank Bonus Plan (incorporated by reference to Exhibit 10.20 of our Amendment No. 2 to Registration Statement on Form S-1 filed on February 16, 2010).

10.10

2011 Stock Incentive Plan for Directors, Officers and Employees (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-8 (File No. 333-182360) filed with the SEC on June 27, 2012).

10.11

Amendment No. 1 to the Eagle Bancorp Montana, Inc. 2011 Stock Incentive Plan for Directors, Officers, and Employees (incorporated by reference to Exhibit 10.13 of our Annual Report on Form 10-K filed on March 15, 2016).

10.12

Amendment No. 2 to the Eagle Bancorp Montana, Inc. 2011 Stock Incentive Plan for Directors, Officers and Employees (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 21, 2017).

10.13	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 19, 2015).

10.14	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 13, 2017).

10.15	Form of Eagle Bancorp Montana, Inc. Indemnification Agreement.

10.16	Salary Continuation Agreement between Opportunity Bank of Montana and Patrick D. Rensmon (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 11, 2018).

10.17

Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Laura F. Clark (incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on October 11, 2018).

10.18	Salary Continuation Agreement between Opportunity Bank of Montana and Mark O’Neill (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed on November 14, 2018).

10.19

Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Dale Field (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on November 14, 2018).

10.20

Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Chantelle Nash (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q filed on November 14, 2018).

21.1	Subsidiaries of Registrant.

23.1	Consent of Eide Bailly LLP.

31.1	Certification by Peter J. Johnson, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Laura F. Clark, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification by Peter J. Johnson, Chief Executive Officer and Laura F. Clark, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________

*

The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Eagle Bancorp Montana agrees to furnish supplementally a copy of such schedules, or any section thereof, to the SEC upon request.

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

EAGLE BANCORP MONTANA, INC.

/s/ Peter J. Johnson
Peter J. Johnson
President and Chief Executive Officer March 12, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Peter J. Johnson	President and Chief Executive Officer	March 12, 2019
Peter J. Johnson	Director (Principal Executive Officer)

/s/ Laura F. Clark	Executive Vice President and Chief Financial Officer	March 12, 2019
Laura F. Clark	(Principal Financial Officer and Principal Accounting Officer)

/s/ Rick F. Hays	Chairman	March 12, 2019
Rick F. Hays

/s/ Thomas J. McCarvel	Vice Chairman	March 12, 2019
Thomas J. McCarvel

/s/ Lynn E. Dickey	Director	March 12, 2019
Lynn E. Dickey

/s/ Maureen J. Rude	Director	March 12, 2019
Maureen J. Rude

/s/ Shavon R. Cape	Director	March 12, 2019
Shavon R. Cape

/s/ Tanya J. Chemodurow	Director	March 12, 2019
Tanya J. Chemodurow

/s/ Kenneth M. Walsh	Director	March 12, 2019
Kenneth M. Walsh

/s/ Corey Jensen	Director	March 12, 2019
Corey Jensen

/s/ Benjamin G. Ruddy	Director	March 12, 2019
Benjamin G. Ruddy

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2018 and 2017

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Eagle Bancorp Montana, Inc. and Subsidiaries
Helena, Montana

Opinion on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Eagle Bancorp Montana, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, change in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in 2013 Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the entity’s consolidated financial statements and an opinion on the entity’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

What inspires you, inspires us. | eidebailly.com

400 Pine St., Ste. 600  |  Abilene, TX 79601-5190  |  T 325.672.4000  |  TF 800.588.2525  |  F 325.672.7049  |  EOE

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have served as the Company’s auditor since 2017.

Abilene, Texas

February 21, 2019

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except for Per Share Data)

	December 31,
	2018	2017
ASSETS:
Cash and due from banks	$10,144	$5,517
Interest bearing deposits in banks	1,057	1,920
Total cash and cash equivalents	11,201	7,437

Securities available-for-sale	142,165	132,044
Federal Home Loan Bank stock	5,011	4,086
Federal Reserve Bank stock	2,033	1,465
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale	7,318	8,949
Loans receivable, net of deferred loan fees of $1,098 at December 31, 2018 and $1,093 at December 31, 2017 and allowance for loan losses of $6,600 at December 31, 2018 and $5,750 at December 31, 2017	610,333	507,404
Accrued interest and dividends receivable	3,479	2,555
Mortgage servicing rights, net	7,100	6,578
Premises and equipment, net	29,343	21,958
Cash surrender value of life insurance	20,545	14,481
Real estate and other repossessed assets acquired in settlement of loans, net	107	525
Goodwill	12,124	7,034
Core deposit intangible, net	1,498	273
Deferred tax asset, net	1,190	1,360
Other assets	301	478
Total assets	$853,903	$716,782

LIABILITIES:
Deposit accounts:
Noninterest bearing	$142,788	$99,799
Interest bearing	483,823	420,765
Total deposits	626,611	520,564

Accrued expenses and other liabilities	5,388	4,822
Federal Home Loan Bank advances and other borrowings	102,222	82,969
Other long-term debt:
Principal amount	25,155	25,155
Unamortized debt issuance costs	(279)	(344)
Total other long-term debt less unamortized debt issuance costs	24,876	24,811

Total liabilities	759,097	633,166

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock ($0.01 par value; 8,000,000 shares authorized; 5,718,942 and 5,272,168 shares issued; 5,477,652 and 5,013,678 shares outstanding at December 31, 2018 and 2017, respectively)	57	53
Additional paid-in capital	52,051	42,780
Unallocated common stock held by Employee Stock Ownership Plan	(477)	(643)
Treasury stock, at cost	(2,640)	(2,826)
Retained earnings	46,926	43,939
Net accumulated other comprehensive (loss) income	(1,111)	313
Total shareholders' equity	94,806	83,616

Total liabilities and shareholders' equity	$853,903	$716,782

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except for Per Share Data)

	Years Ended
	December 31,
	2018	2017
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$30,400	$24,776
Securities available-for-sale	4,068	2,898
Federal Home Loan Bank and Federal Reserve Bank dividends	322	170
Trust preferred securities	6	4
Interest on deposits in banks	43	7
Other interest income	4	5
Total interest and dividend income	34,843	27,860

INTEREST EXPENSE:
Deposits	2,056	1,553
Federal Home Loan Bank advances and other borrowings	1,614	1,217
Other long-term debt	1,432	1,324
Total interest expense	5,102	4,094

NET INTEREST INCOME	29,741	23,766

Loan loss provision	980	1,228

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	28,761	22,538

NONINTEREST INCOME:
Service charges on deposit accounts	943	954
Net gain on sale of loans (includes $1,223 and $1,920 for 2018 and 2017, respectively, related to accumulated other comprehensive earnings reclassification)	7,743	8,803
Mortgage loan service fees	2,295	2,127
Wealth management income	536	624
Interchange and ATM fees	1,042	856
Appreciation in cash surrender value of life insurance	609	500
Net (loss) gain on sale of available-for-sale securities (includes ($187) and $37 for 2018 and 2017, respectively, related to accumulated other comprehensive earnings reclassification)	(187)	37
Net loss on sale of real estate owned and other repossessed property	(54)	(29)
Other noninterest income	398	459
Total noninterest income	13,325	14,331

NONINTEREST EXPENSE:
Salaries and employee benefits	20,899	17,880
Occupancy and equipment expense	3,355	2,734
Data processing	2,842	2,263
Advertising	1,158	966
Amortization of mortgage servicing rights	1,203	1,086
Amortization of core deposit intangible and tax credits	700	426
Loan costs	632	622
Federal insurance premiums	246	284
Postage	248	193
Legal, accounting and examination fees	656	575
Consulting fees	111	180
Acquisition costs	1,169	676
Write-down on real estate owned and other repossessed property	28	45
Other noninterest expense	2,943	2,708
Total noninterest expenses	36,190	30,638

INCOME BEFORE INCOME TAXES	5,896	6,231

Income tax expense (includes $276 and $700 for 2018 and 2017, respectively, related to income tax benefit from reclassification items)	914	2,128

NET INCOME	$4,982	$4,103

BASIC EARNINGS PER SHARE	$0.92	$1.01

DILUTED EARNINGS PER SHARE	$0.91	$0.99

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)

	Years Ended
	December 31,
	2018	2017

NET INCOME	$4,982	$4,103

OTHER ITEMS OF COMPREHENSIVE (LOSS) INCOME:
Change in fair value of investment securities available-for-sale, before income taxes	(2,113)	1,397
Reclassification for net realized losses (gains) on investment securities included in income, before income taxes	187	(37)
Change in fair value of derivatives designated as cash flow hedges, before income taxes	1,207	1,687
Reclassification for net realized gains on derivatives designated as cash flow hedges, before income taxes	(1,223)	(1,920)
Total other items of comprehensive (loss) income	(1,942)	1,127

Income tax benefit (expense) related to:
Investment securities	509	(540)
Derivatives designated as cash flow hedges	9	137
Total income tax benefit (expense)	518	(403)

COMPREHENSIVE INCOME	$3,558	$4,827

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in Thousands, Except for Per Share Data)

							Accumulated
				Unallocated			Other
	Preferred	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Stock	Earnings	(Loss) Income	Total

Balance at January 1, 2017	$-	$41	$22,366	$(809)	$(2,971)	$41,240	$(411)	$59,456

Net income						4,103		4,103

Other comprehensive income							724	724

Dividends paid						(1,404)		(1,404)

Proceeds from public offering, net of expenses		12	20,145					20,157

Stock compensation expense			261					261

Treasury stock reissued for compensation (13,228 shares at $10.97 average cost per share )			(145)		145			-

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (16,616 shares)			153	166				319

Balance at December 31, 2017	$-	$53	$42,780	$(643)	$(2,826)	$43,939	$313	$83,616

Net income						4,982		4,982

Other comprehensive loss							(1,424)	(1,424)

Dividends paid						(1,995)		(1,995)

Stock issued in connection with TwinCo acquisition		4	9,026					9,030

Stock compensation expense			281					281

Treasury stock reissued for compensation (17,200 shares at $10.83 average cost per share )			(186)		186			-

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (16,616 shares)			150	166				316

Balance at December 31, 2018	$-	$57	$52,051	$(477)	$(2,640)	$46,926	$(1,111)	$94,806

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in Thousands)

	Years Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,982	$4,103
Adjustments to reconcile net income to net cash provided by operating activities:
Loan loss provision	980	1,228
Write-down on real estate owned and other repossessed assets	28	45
Depreciation	1,282	969
Net amortization of investment securities premiums and discounts	1,237	1,555
Amortization of mortgage servicing rights	1,203	1,086
Amortization of core deposit intangible and tax credits	700	426
Deferred income tax expense	880	202
Net gain on sale of loans	(7,743)	(8,803)
Net loss (gain) on sale of available-for-sale securities	187	(37)
Net loss on sale of real estate owned and other repossessed assets	54	29
Net gain on sale/disposal of premises and equipment	(9)	(1)
Net appreciation in cash surrender value of life insurance	(486)	(386)
Net change in:
Accrued interest and dividends receivable	(219)	(432)
Loans held-for-sale	9,358	17,851
Other assets	(7)	1,107
Accrued expenses and other liabilities	1,144	1,111
Net cash provided by operating activities	13,571	20,053

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	51,319	10,585
Maturities, principal payments and calls	11,908	10,014
Purchases	(45,970)	(24,365)
Federal Home Loan Bank stock purchased	(814)	(74)
Federal Reserve Bank stock purchased	(568)	(594)
Cash paid for TwinCo acquisition, net of cash received	(4,243)	-
Loan origination and principal collection, net	(50,581)	(49,118)
Proceeds from Bank owned life insurance	205	-
Purchases of Bank owned life insurance	(5,600)	-
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	475	292
Proceeds from sale of premises and equipment	9	2
Additions to premises and equipment	(7,062)	(3,535)
Net cash used in investing activities	(50,922)	(56,793)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	23,857	7,769
Net short-term advances (payments) from Federal Home Loan Bank and other borrowings	46,687	(34,027)
Long-term advances from Federal Home Loan Bank and other borrowings	4,000	46,300
Payments on long-term Federal Home Loan Bank and other borrowings	(31,434)	(11,717)
Proceeds from issuance of long-term debt	-	10,000
Payments for debt issuance costs	-	(219)
Proceeds from issuance of common stock	-	20,157
Dividends paid	(1,995)	(1,404)
Net cash provided by financing activities	41,115	36,859

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,764	119

CASH AND CASH EQUIVALENTS, beginning of period	7,437	7,318

CASH AND CASH EQUIVALENTS, end of period	$11,201	$7,437

See Note 24. Mergers and Acquisitions for additional information related to assets acquired and liabilities assumed in the TwinCo acquisition.

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

The Bank is headquartered in Helena, Montana, and operates additional branches in Big Timber, Billings, Bozeman, Butte, Great Falls, Hamilton, Livingston, Missoula, Sheridan, Townsend and Twin Bridges, Montana. It also operates a separate mortgage loan origination location in Missoula, Montana. The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities. Collectively, Eagle Bancorp Montana Inc. and its subsidiaries are referred to herein as “the Company.”

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

Certain prior period amounts were reclassified to conform to the presentation for 2018. These reclassifications had no impact on net income or total shareholders’ equity. Certain loan amounts were reclassified for prior periods to be consistent with loan category classification for December 31, 2018. During the quarter ended March 31, 2018, Eagle completed the acquisition of TwinCo, Inc. (“TwinCo”). See Note 24. Mergers and Acquisitions for more information. The acquisition included the addition of over $55,000,000 in gross loans and added a considerable amount to Eagle’s agricultural loans. There was no impact to Eagle’s loan policies due to the acquisition. Other loan related costs that are not considered an adjustment of yield were previously included in other noninterest expense on the Consolidated Statements of Income. These amounts were presented on their own line for the year ended December 31, 2018 and prior year amounts were reclassed to be consistent with the current year presentation.

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

The Company carries certain assets with other financial institutions which are subject to credit risk by the amount such assets exceed federal deposit insurance limits. At December 31, 2018 and 2017, no account balances were held with correspondent banks that were in excess of FDIC insured levels, except for federal funds sold or deposit balances held at, Pacific Coast Bankers Bank (“PCBB”) and Zions Bank. Also, from time to time, the Company is due amounts in excess of FDIC insurance limits for checks and transit items.

Management monitors financial stability of correspondent banks and considers amounts advanced in excess of FDIC insurance limits to present no significant additional risk to the Company.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Summary of Significant Accounting Policies – continued

Revenue Recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. The new revenue recognition standards became effective for the Company on January 1, 2018.

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, guarantees, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. ASC 606 is applicable to non-interest revenue streams such as wealth management income, service charges on deposit accounts and interchange and other fees. However, the recognition of these revenue streams did not change significantly upon the adoption of ASC 606. Substantially all of the Company’s revenue is generated from contracts with customers. Descriptions of our revenue-generating activities that are within the scope of ASC 606 are discussed below:

Wealth Management Income – We offer wealth management products and services through our wealth management division and financial consultants located in several of our markets. Revenue from wealth management represents fees due from wealth management customers as consideration for managing the customers’ assets. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred).

Service Charges – Revenue from service charges consists of service charges and fees on deposit accounts under depository agreements with customers to provide access to deposited funds and, when applicable, pay interest on deposits. Service charges on deposit accounts may be transactional or non-transactional in nature. Transactional service charges occur in the form of a service or penalty and are charged upon the occurrence of an event (e.g., overdraft fees, ATM fees, wire transfer fees). Transactional service charges are recognized as services are delivered to and consumed by the customer, or as penalty fees are charged. Non-transactional service charges are charges that are based on a broader service, such as account maintenance fees and dormancy fees, and are recognized on a monthly basis.

Interchange and Other Fees – Revenue from debit card fees includes interchange fee income from debit cards processed through card association networks. Interchange fees represent a portion of a transaction amount that the Company and other involved parties retain to compensate themselves for giving the cardholder immediate access to funds. Interchange rates are generally set by the card association networks and are based on purchase volumes and other factors. The Company records interchange fees as services are provided.

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

The Bank properly maintains amounts in excess of reserve balances as required by the FRB. The Bank had vault cash reserves in excess of the required reserve amount of $1,036,000 and $880,000 as of December 31, 2018 and 2017, respectively.

Investment Securities

The Company can designate debt and equity securities as held-to-maturity, available-for-sale or trading. At December 31, 2018 and 2017 all securities were designated as available-for-sale.

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

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank (“FHLB”) of Des Moines stock is a restricted investment carried at cost ($100 per share par value), which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on total assets and a specific percentage of its outstanding FHLB advances. The Company had 50,114 and 40,861 FHLB shares at December 31, 2018 and 2017, respectively. Dividends are paid quarterly and are subject to FHLB board approval.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Summary of Significant Accounting Policies – continued

Federal Reserve Bank Stock

The Company’s investment in FRB stock is a restricted investment carried at cost, which approximates its fair value. Although the par value of the stock is $100 per share, banks pay only $50 per share at the time of purchase, with the understanding that the other half of the subscription amount is subject to call at any time. As a member of the Federal Reserve System, the Company is required to maintain a minimum level of investment in FRB stock based on a specific percentage of its capital and surplus. The Company had 40,650 and 29,295 FRB shares at December 31, 2018 and 2017, respectively. Dividends are received semi-annually at a fixed rate of 6.00% on the total number of shares.

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

Residential 1-4 Family Loans – The Bank originates 1-4 family residential mortgage loans collateralized by owner-occupied and non-owner-occupied real estate. Repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts up to 80.00% of appraised values before requiring private mortgage insurance. The underwriting analysis includes credit verification, appraisals and a review of the financial condition of the borrower. The Company will either hold these loans in its portfolio or sell them on the secondary market, depending upon market conditions and the type and term of the loan originations. Generally, all 30-year fixed rate loans are sold in the secondary market.

Commercial Real Estate Loans – The Bank makes commercial real estate loans, land loans (both developed and undeveloped) and loans on multi-family dwellings. Commercial real estate loans are collateralized by owner-occupied and non-owner-occupied real estate. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. When underwriting these loans, the Bank seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower.

Construction Loans – The Bank makes loans to finance the construction of residential properties. The majority of the Bank’s residential construction loans are made to individual homeowners for the construction of their primary residence and, to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for sale in the future. The Bank also originates commercial construction and development loans. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover the entire unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminable period of time. While the Bank has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Summary of Significant Accounting Policies – continued

Loans – continued

Agricultural Loans – The Bank makes agricultural operating loans as well as long term agricultural real estate loans. Agricultural operating loans are generally secured with equipment, cattle, crops or other non-real property and at times the underlying real property. Agricultural real estate loans are secured with farm and ranch real estate. Payments on both types of agricultural loans are dependent on successful operation of the farm and/or ranch. Repayment is also affected by agricultural conditions that may include adverse weather conditions such as, drought, hail, flooding and severe winters. Also impacting the borrower’s ability to repay are commodity prices associated with the agricultural operation. When underwriting these loans, the Bank seeks to minimize these risks in a variety of ways, including giving careful consideration to the farm or ranch’s operating history, future operating projections, current and projected commodity prices and crop insurance. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower.

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

Commercial Loans – A broad array of commercial lending products are made available to businesses for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business. Bank’s commercial loans are underwritten on the basis of the borrower’s ability to service such debt as reflected by cash flow projections. Commercial loans are generally collateralized by business assets, accounts receivable and inventory, certificates of deposit, securities, guarantees or other collateral. The Bank also generally obtains personal guarantees from the principals of the business. Working capital loans are primarily collateralized by short-term assets, whereas term loans are primarily collateralized by long-term assets. As a result, commercial loans involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans.

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

Cash Surrender Value of Life Insurance

Life insurance policies are initially recorded at cost at the date of purchase. Subsequent to purchase, the policies are periodically adjusted for fair value. The adjustment to fair value increases or decreases the carrying value of the policies and is recorded as an income or expense on the consolidated statement of income. For the years ended December 31, 2018 and 2017, there were no adjustments to fair value that were outside the normal appreciation in cash surrender value.

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

The Company recognizes interest accrued on penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2018 and 2017 the Company recognized no interest and penalties. Based on management’s analysis, the Company did not have any uncertain tax positions as of December 31, 2018 or 2017. The Company files tax returns in the U.S. federal jurisdiction and the State of Montana. There are currently no income tax examinations underway for these jurisdictions. The Company’s income tax returns are subject to examination by relevant taxing authorities as follows: U.S. Federal income tax returns for tax years 2015 and forward; Montana income tax returns for tax years 2015 and forward.

Treasury Stock

Treasury stock is accounted for on the cost method and consists of 241,290 and 258,490 shares at December 31, 2018 and 2017, respectively.

On July 19, 2018, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased under this plan during the three months ended December 31, 2018 or September 30, 2018. However, during 2019, 36,000 shares were purchased at an average price of $17.49 per share. The plan expires on July 19, 2019.

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

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs were $1,158,000 and $966,000 for the years ended December 31, 2018 and 2017, respectively.

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

The Company did not have any interest rate swap agreements during the years ended December 31, 2018 or 2017.

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

Business Combinations, Goodwill and Other Intangible Assets – continued

The goodwill recorded for the acquisition of the branches of Sterling Financial Corporation (“Sterling”) in 2012 was $6,890,000. Final valuation adjustments were recorded in 2013 for $144,000 and impacted goodwill. The final goodwill recorded related to the acquisition was $7,034,000. Goodwill recorded for the TwinCo acquisition during the first quarter of 2018 was $5,090,000. Goodwill is not subject to amortization in accordance with accounting guidance. The Company performs a goodwill impairment test annually as of June 30. There have been no reductions of recorded goodwill resulting from the impairment tests. Other identifiable intangible assets recorded by the Company represent the future benefit associated with the acquisition of the core deposits. The Sterling core deposit intangible assets are being amortized over 7 years and the TwinCo core deposit intangible assets are being amortized over 10 years utilizing methods that approximate the expected attrition of the deposits. The amortization expense is included in the noninterest expense section of the consolidated statements of income.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance is a comprehensive new revenue recognition standard that supersedes substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB agreed to delay the effective date of the standard by one year. Therefore, the new standard was effective in the first quarter of 2018. The adoption of the standard in the first quarter of 2018 did not have a significant impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The amendment has a number of provisions including the requirements that public business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, a separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans receivables), and eliminating the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendment is effective for annual and interim reporting periods beginning after December 15, 2017 and was adopted by the Company in the first quarter of 2018. Note 23. Fair Value Disclosures for December 31, 2018, reflects the provisions of this pronouncement.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Summary of Significant Accounting Policies – continued

Recent Accounting Pronouncements – continued

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) intended to improve financial reporting regarding leasing transactions. The new standard affects all companies and organizations that lease assets. The standard will require organizations to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases if the lease terms are more than 12 months. The guidance also will require qualitative and quantitative disclosures providing additional information about the amounts recorded in the financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the potential impact of the amendment on the Company’s consolidated financial statements. We currently lease seven locations that serve as full-service branches, with the longest running lease expiring in 2028. We are using a third party vendor to assist with the implementation of this standard.

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

	Years Ended
	December 31,
	2018	2017
	(Dollars in Thousands, Except for Per Share Data)
Weighted average shares outstanding during the period in which basic earnings per share is calculated	5,426,605	4,074,231
Dilutive effect of stock compensation	63,742	58,359
Average outstanding shares on which diluted earnings per share is calculated	5,490,347	4,132,590

Net income applicable to common stockholders	$4,982	$4,103

Basic earnings per share	$0.92	$1.01

Diluted earnings per share	$0.91	$0.99

NOTE 4:	Investment Securities

The Company’s investment policy requires that the Company purchase only high-grade investment securities. Most municipal obligations are categorized as “A” or better by a nationally recognized statistical rating organization. These ratings are achieved because the securities are backed by the full faith and credit of the municipality and also supported by third-party credit insurance policies.

Mortgage-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) are issued by government sponsored corporations, including Federal Home Loan Mortgage Corporation, Fannie Mae and the Guaranteed National Mortgage Association. Asset-backed securities (“ABSs”) are financial securities collateralized by a pool of assets, such as loans, leases, credit card debt, royalties or receivables. An ABS is similar to an MBS, except that the underlying securities are not mortgage-based.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Investment Securities – continued

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale:
U.S. government and agency	$9,333	$58	$(44)	$9,347
Municipal obligations	69,024	244	(990)	68,278
Corporate obligations	11,411	8	(300)	11,119
Mortgage-backed securities	19,635	86	(373)	19,348
Collateralized mortgage obligations	24,229	6	(360)	23,875
Asset-backed securities	10,350	6	(158)	10,198
Total	$143,982	$408	$(2,225)	$142,165

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale:
U.S. government and agency	$4,881	$13	$(37)	$4,857
Municipal obligations	67,508	807	(429)	67,886
Corporate obligations	14,725	18	(99)	14,644
Mortgage-backed securities	24,770	364	(265)	24,869
Collateralized mortgage obligations	20,051	7	(270)	19,788
Asset-backed securities	-	-	-	-
Total	$131,935	$1,209	$(1,100)	$132,044

The Company has not entered into any interest rate swaps, options or futures contracts relating to investment securities.

Proceeds from sales of available-for-sale securities and the associated gross realized gains and losses were as follows:

	Years Ended
	December 31,
	2018	2017
	(In Thousands)

Proceeds from sale of available-for-sale securities	$51,319	$10,585

Gross realized gain on sale of available-for-sale securities	$191	$77
Gross realized loss on sale of available-for-sale securities	(378)	(40)
Net realized (loss) gain on sale of available-for-sale securities	$(187)	$37

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Investment Securities – continued

The amortized cost and fair value of securities at December 31, 2018 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$-	$-
Due from one to five years	15,337	15,033
Due from five to ten years	12,084	12,039
Due after ten years	72,697	71,870
	100,118	98,942

Mortgage-backed securities	19,635	19,348
Collateralized mortgage obligations	24,229	23,875
Total	$143,982	$142,165

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

At December 31, 2018 and 2017, securities with a fair value of $21,408,000 and $8,415,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months were as follows:

	December 31, 2018
	Less than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$-	$-	$3,385	$(44)
Municipal obligations	17,887	(140)	32,712	(850)
Corporate obligations	2,890	(110)	7,220	(190)
Mortgage-backed securities and collateralized mortgage obligations	5,575	(98)	22,559	(635)
Asset-backed securities	8,200	(158)	-	-
Total	$34,552	$(506)	$65,876	$(1,719)

	December 31, 2017
	Less than 12 months		12 months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$2,493	$(14)	$1,363	$(23)
Municipal obligations	15,404	(87)	16,675	(342)
Corporate obligations	7,643	(71)	3,981	(28)
Mortgage-backed securities and collateralized mortgage obligations	9,107	(81)	21,653	(454)
Asset-backed securities	-	-	-	-
Total	$34,647	$(253)	$43,672	$(847)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Investment Securities – continued

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2018 and 2017, there were, respectively, 108 and 87 securities in an unrealized loss position that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

As of December 31, 2018, 74 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 1.88% from the Company’s amortized cost basis of these securities. At December 31, 2017, 52 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 1.28% from the Company’s amortized cost basis of these securities. As of December 31, 2018, 11 corporate obligations had unrealized losses of approximately 2.88% from the Company’s amortized cost basis of these securities. At December 31, 2017, 15 corporate obligations had unrealized losses with aggregate depreciation of approximately 0.84% from the Company’s amortized cost basis of these securities. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

As of December 31, 2018, 19 MBSs and CMOs had unrealized losses with aggregate depreciation of approximately 2.54% from the Company’s amortized cost basis of these securities. At December 31, 2017, 20 MBSs and CMOs had unrealized losses with aggregate depreciation of approximately 1.71% from the Company’s amortized cost basis. Management’s analysis as of December 31, 2018 revealed no expected credit losses on the securities and therefore, declines are not deemed to be other than temporary.

As of December 31, 2018, 4 ABSs had unrealized losses with aggregate depreciation of approximately 1.89% from the Company’s amortized cost basis of these securities. The ABSs were purchased during the quarter ended March 31, 2018. Management’s analysis as of December 31, 2018 revealed no expected credit losses on the securities and therefore, declines are not deemed to be other than temporary.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:     Loans

Loans receivable consisted of the following:

	December 31,
	2018	2017
	(In Thousands)
Real estate loans:
Residential 1-4 family	$144,107	$135,217
Commercial real estate	328,438	244,783

Other loans:
Home equity	52,159	52,672
Consumer	16,565	15,712
Commercial	76,762	65,863

Total	618,031	514,247

Deferred loan fees, net	(1,098)	(1,093)
Allowance for loan losses	(6,600)	(5,750)
Total loans, net	$610,333	$507,404

Within the commercial real estate loan category above, $12,476,000 and $13,114,000 was guaranteed by the United States Department of Agriculture Rural Development at December 31, 2018 and 2017, respectively. The commercial real estate category and the commercial category also include $2,575,000 and $1,303,000 of loans guaranteed by the United States Department of Agriculture Farm Service Agency at December 31, 2018, respectively. The United States Department of Agriculture Farm Service Agency guaranteed loans were acquired through the TwinCo acquisition.

The following table includes information regarding nonperforming assets.

	December 31,
	2018	2017
	(Dollars in Thousands)

Non-accrual loans	$2,268	$977
Accruing loans delinquent 90 days or more	1,477	-
Restructured loans, net	22	-
Total nonperforming loans	3,767	977
Real estate owned and other repossessed assets, net	107	525
Total nonperforming assets	$3,874	$1,502

Total nonperforming assets as a percentage of total assets	0.45%	0.21%

Allowance for loan losses	$6,600	$5,750

Percent of allowance for loan losses to nonperforming loans	175.21%	588.54%

Percent of allowance for loan losses to nonperforming assets	170.37%	382.82%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued

Allowance for loan losses activity was as follows:

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, January 1, 2018	$1,301	$2,778	$506	$225	$940	$5,750
Charge-offs	-	(13)	(80)	(72)	(24)	(189)
Recoveries	-	19	1	27	12	59
Provision	-	809	50	10	111	980
Ending balance, December 31, 2018	$1,301	$3,593	$477	$190	$1,039	$6,600

Ending balance, December 31, 2018 allocated to loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance, December 31, 2018 allocated to loans collectively evaluated for impairment	$1,301	$3,593	$477	$190	$1,039	$6,600

Loans receivable:
Ending balance, December 31, 2018	$144,107	$328,438	$52,159	$16,565	$76,762	$618,031

Ending balance, December 31, 2018 of loans individually evaluated for impairment	$887	$445	$491	$127	$340	$2,290

Ending balance, December 31, 2018 of loans collectively evaluated for impairment	$143,220	$327,993	$51,668	$16,438	$76,422	$615,741

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, January 1, 2017	$1,241	$2,079	$460	$193	$797	$4,770
Charge-offs	-	-	-	(193)	(118)	(311)
Recoveries	-	-	40	20	3	63
Provision	60	699	6	205	258	1,228
Ending balance, December 31, 2017	$1,301	$2,778	$506	$225	$940	$5,750

Ending balance, December 31, 2017 allocated to loans individually evaluated for impairment	$-	$-	$-	$27	$22	$49

Ending balance, December 31, 2017 allocated to loans collectively evaluated for impairment	$1,301	$2,778	$506	$198	$918	$5,701

Loans receivable:
Ending balance, December 31, 2017	$135,217	$244,783	$52,672	$15,712	$65,863	$514,247

Ending balance, December 31, 2017 of loans individually evaluated for impairment	$475	$-	$242	$153	$107	$977

Ending balance, December 31, 2017 of loans collectively evaluated for impairment	$134,742	$244,783	$52,430	$15,559	$65,756	$513,270

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued

Internal classification of the loan portfolio was as follows:

	December 31, 2018
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$116,065	$-	$874	$-	$-	$116,939
Residential 1-4 family construction	26,533	-	635	-	-	27,168
Commercial real estate	252,731	1,731	2,322	-	-	256,784
Commercial construction and development	41,726	-	13	-	-	41,739
Farmland	29,915	-	-	-	-	29,915
Other loans:
Home equity	51,668	-	491	-	-	52,159
Consumer	16,394	-	171	-	-	16,565
Commercial	57,778	950	244	81	-	59,053
Agricultural	17,305	-	404	-	-	17,709
Total	$610,115	$2,681	$5,154	$81	$-	$618,031

	December 31, 2017
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$109,167	$-	$744	$-	$-	$109,911
Residential 1-4 family construction	24,850	-	456	-	-	25,306
Commercial real estate	194,502	-	303	-	-	194,805
Commercial construction and development	38,351	-	-	-	-	38,351
Farmland	11,627	-	-	-	-	11,627
Other loans:
Home equity	52,430	-	242	-	-	52,672
Consumer	15,549	-	136	-	27	15,712
Commercial	63,165	-	113	-	22	63,300
Agricultural	2,563	-	-	-	-	2,563
Total	$512,204	$-	$1,994	$-	$49	$514,247

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued

Credit risk profile based on payment activity of the loan portfolio was as follows. Nonperforming loans include non-accrual loans and accruing loans delinquent 90 days or more.

	December 31, 2018
		Restructured
	Performing	Loans	Nonperforming	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$116,556	$-	$383	$116,939
Residential 1-4 family construction	26,534	-	634	27,168
Commercial real estate	255,005	-	1,779	256,784
Commercial construction and development	41,726	-	13	41,739
Farmland	29,915	-	-	29,915
Other loans:
Home equity	51,668	22	469	52,159
Consumer	16,438	-	127	16,565
Commercial	58,745	-	308	59,053
Agricultural	17,677	-	32	17,709
Total	$614,264	$22	$3,745	$618,031

	December 31, 2017
		Restructured
	Performing	Loans	Nonperforming	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$109,436	$-	$475	$109,911
Residential 1-4 family construction	25,306	-	-	25,306
Commercial real estate	194,805	-	-	194,805
Commercial construction and development	38,351	-	-	38,351
Farmland	11,627	-	-	11,627
Other loans:
Home equity	52,430	-	242	52,672
Consumer	15,559	-	153	15,712
Commercial	63,193	-	107	63,300
Agricultural	2,563	-	-	2,563
Total	$513,270	$-	$977	$514,247

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued

The following tables include information regarding delinquencies within the loan portfolio.

	December 31, 2018
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$381	$130	$511	$253	$116,175	$116,939
Residential 1-4 family construction	118	-	118	634	26,416	27,168
Commercial real estate	975	1,347	2,322	432	254,030	256,784
Commercial construction and development	9	-	9	13	41,717	41,739
Farmland	-	-	-	-	29,915	29,915
Other loans:
Home equity	39	-	39	491	51,629	52,159
Consumer	135	-	135	127	16,303	16,565
Commercial	284	-	284	308	58,461	59,053
Agricultural	91	-	91	32	17,586	17,709
Total	$2,032	$1,477	$3,509	$2,290	$612,232	$618,031

	December 31, 2017
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$898	$-	$898	$475	$108,538	$109,911
Residential 1-4 family construction	409	-	409	-	24,897	25,306
Commercial real estate	291	-	291	-	194,514	194,805
Commercial construction and development	-	-	-	-	38,351	38,351
Farmland	-	-	-	-	11,627	11,627
Other loans:
Home equity	212	-	212	242	52,218	52,672
Consumer	111	-	111	153	15,448	15,712
Commercial	116	-	116	107	63,077	63,300
Agricultural	-	-	-	-	2,563	2,563
Total	$2,037	$-	$2,037	$977	$511,233	$514,247

Interest income not accrued on these loans and cash interest income was $211,000 for the year ended December 31, 2018. Interest income not accrued on these loans and cash interest income was immaterial for the year ended December 31, 2017. The allowance for loan losses on non-accrual loans as of December 31, 2018 and 2017 was $0 and $49,000, respectively. Impaired loans with a carrying value of $2,290,000 were not reduced by specific valuation allowance allocations and therefore resulted in a total reported fair value of $2,290,000 at December 31, 2018. Impaired loans with a carrying value of $977,000 were reduced by specific valuation allowance allocations totaling $49,000 for a total reported fair value of $928,000 at December 31, 2017.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued

The following tables include information regarding impaired loans.

	December 31, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
	(In Thousands)
With no related allowance:
Real estate loans:
Residential 1-4 family	$253	$277	$-	$364
Residential 1-4 family construction	634	684	-	317
Commercial real estate	432	527	-	216
Commercial construction and development	13	26	-	6
Farmland	-	-	-	-
Other loans:
Home equity	491	522	-	367
Consumer	127	181	-	126
Commercial	308	310	-	197
Agricultural	32	32	-	16

With a related allowance:
Real estate loans:
Residential 1-4 family	-	-	-	-
Residential 1-4 family construction	-	-	-	-
Commercial real estate	-	-	-	-
Commercial construction and development	-	-	-	-
Farmland	-	-	-	-
Other loans:
Home equity	-	-	-	-
Consumer	-	-	-	14
Commercial	-	-	-	11
Agricultural	-	-	-	-

Total:
Real estate loans:
Residential 1-4 family	253	277	-	364
Residential 1-4 family construction	634	684	-	317
Commercial real estate	432	527	-	216
Commercial construction and development	13	26	-	6
Farmland	-	-	-	-
Other loans:
Home equity	491	522	-	367
Consumer	127	181	-	140
Commercial	308	310	-	208
Agricultural	32	32	-	16
Total	$2,290	$2,559	$-	$1,634

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued

	December 31, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
	(In Thousands)
With no related allowance:
First mortgage loans:
Residential 1-4 family	$475	$487	$-	$348
Residential 1-4 family construction	-	-	-	-
Commercial real estate	-	-	-	-
Commercial construction and development	-	-	-	-
Farmland	-	-	-	-
Other loans:
Home equity	242	263	-	291
Consumer	126	176	-	107
Commercial	85	87	-	42
Agricultural	-	-	-	-

With a related allowance:
First mortgage loans:
Residential 1-4 family	-	-	-	-
Residential 1-4 family construction	-	-	-	-
Commercial real estate	-	-	-	-
Commercial construction and development	-	-	-	-
Farmland	-	-	-	-
Other loans:
Home equity	-	-	-	-
Consumer	27	27	27	18
Commercial	22	22	22	11
Agricultural	-	-	-	-

Total:
First mortgage loans:
Residential 1-4 family	475	487	-	348
Residential 1-4 family construction	-	-	-	-
Commercial real estate	-	-	-	-
Commercial construction and development	-	-	-	-
Farmland	-	-	-	-
Other loans:
Home equity	242	263	-	291
Consumer	153	203	27	125
Commercial	107	109	22	53
Agricultural	-	-	-	-
Total	$977	$1,062	$49	$817

Interest income recognized on impaired loans for the years ended December 31, 2018 and 2017 is considered insignificant.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Loans – continued

Loans are granted to directors and officers of the Company in the ordinary course of business. Such loans are made in accordance with policies established for all loans of the Company, except that directors, officers and employees may be eligible to receive discounts on loan origination costs.

Loans receivable (including loans sold and serviced for others) from directors and senior officers and their related parties were as follows:

(In Thousands)
Balance at January 1, 2017	$2,414
Principal additions	1,337
Principal payments	(614)
Balance at December 31, 2017	$3,137
Principal additions	853
Principal payments	(864)
Balance at December 31, 2018	$3,126

	December 31,
	2018	2017
	(In Thousands)

Loans serviced, for the benefit of others, for directors, senior officers and their related parties	$1,797	$1,652

	Years Ended
	December 31,
	2018	2017
	(In Thousands)

Interest income from loans owned for directors, senior officers and their related parties	$58	$58

NOTE 6:	Troubled Debt Restructurings

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

The Company had one TDR loan at December 31, 2016 with a recorded investment of $43,000 and a $34,000 charge-off at time of restructure. The loan was a home equity loan and was on accrual status. The remaining recorded investment of $42,000 was paid-off during the quarter ended June 30, 2017 and the $34,000 charge-off was recovered. During the year ended December 31, 2017, there were no restructured loans.

During the year ended December 31, 2018, there was one new restructured loan. The recorded investment at time of restructure was $23,000 and no charge-off was incurred. The loan is a home equity loan and is on non-accrual status. The recorded investment was $22,000 at December 31, 2018.

There were no loans modified as a troubled debt restructured loan that defaulted during the year ended December 31, 2018 where the default occurred within 12 months of restructuring. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of December 31, 2018, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:	Foreclosed Assets

Foreclosed assets are presented net of an allowance for losses. A summary of the balance of foreclosed assets is presented below:

	December 31,
	2018	2017
	(In Thousands)
Commercial real estate	$107	$483
Consumer	-	17
Commercial	-	25
Total foreclosed assets	$107	$525

Expenses applicable to foreclosed assets included the following:

	Years Ended
	December 31,
	2018	2017
	(In Thousands)
Write-down on real estate owned and other repossessed assets	$(28)	$(45)
Net loss on sale	(54)	(29)
Operating expenses net of rental income	(55)	(62)
Expenses related to foreclosed assets, net	$(137)	$(136)

NOTE 8:	Mortgage Servicing Rights

The Company is servicing mortgage loans for the benefit of others totaling approximately $964,967,000 and $891,647,000 at December 31, 2018 and 2017, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $2,295,000 and $2,127,000 for the years ended December 31, 2018 and 2017, respectively. These fees are included in noninterest income on the consolidated statement of income.

Custodial balances maintained in connection with the foregoing loan servicing, and included in noninterest checking deposits, were $5,618,000 and $4,598,000 at December 31, 2018 and 2017, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:	Mortgage Servicing Rights – continued

The following table is a summary of activity in mortgage servicing rights and the valuation allowance:

	Years Ended
	December 31,
	2018	2017
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$6,578	$5,853
Mortgage servicing rights capitalized	1,725	1,811
Amortization of mortgage servicing rights	(1,203)	(1,086)
Ending balance	7,100	6,578
Valuation allowance:
Beginning balance	-	-
Provision (credited) to operations	-	-
Ending balance	-	-
Mortgage servicing rights, net	$7,100	$6,578

The fair values of these rights were $8,700,000 and $7,312,000 at December 31, 2018 and 2017, respectively. The fair value of servicing rights was determined at loan level using a discount rate of 12.00% for all investor types and prepayment speeds ranging from 83.00% to 226.00% PSA (Public Securities Association prepayment model), depending on the interest rate and term of the specific loan. The weighted average prepayment speed was 119.00% PSA. Individual mortgage servicing rights values were capped at a maximum of 1.25% for all investor types.

NOTE 9:	Premises and Equipment

The cost and accumulated depreciation of premises and equipment was as follows:

	December 31,
	2018	2017
	(In Thousands)
Land	$7,257	$4,086
Buildings and improvements	26,011	21,674
Furniture and equipment	8,428	6,940
Construction in progress	1,787	2,140
	43,483	34,840
Accumulated depreciation	(14,140)	(12,882)
Premises and equipment, net	$29,343	$21,958

Construction in progress at December 31, 2018, primarily relates to the development of new branch locations. Depreciation expense was $1,282,000 and $969,000 for the years ended December 31, 2018 and 2017, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:	Goodwill and Other Intangible Assets

Goodwill and core deposit intangible assets were recorded as part of the Sterling and TwinCo acquisitions.

The carrying amount of goodwill was as follows:

	December 31,
	2018	2017
	(In Thousands)
Goodwill	$12,124	$7,034

The components of core deposit intangible assets were as follows:

	December 31,
	2018	2017
	(In Thousands)
Core deposit intangible	$2,640	$1,031
Accumulated amortization	(1,142)	(758)
Core deposit intangible, net	$1,498	$273

Core deposit intangible assets are amortized on an accelerated basis over their estimated life of 10 years. Amortization expense related to intangible assets was $385,000 and $111,000 for the years ended December 31, 2018 and 2017. The estimated aggregate future amortization expense for core deposit intangible assets remaining as of December 31, 2018 was as follows:

Years ended December 31:	(In Thousands)
2019	$337
2020	289
2021	241
2022	193
2023	146
Thereafter	292
Total	$1,498

NOTE 11:	Deposits

Deposits are summarized as follows:

	December 31,
	2018		2017
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Noninterest checking	$142,788	0.00%	$99,799	0.00%
Interest bearing checking	105,115	0.03%	99,255	0.03%
Savings	108,234	0.05%	88,603	0.05%
Money market	108,050	0.30%	89,558	0.17%
Time certificates of deposits	162,424	1.31%	143,349	0.96%
Total	$626,611	0.41%	$520,564	0.31%

Money market includes $4,019,000 and $1,000,000 related to a variable rate brokered money market at December 31, 2018 and 2017, respectively. Time certificates of deposits include $0 and $4,601,000 related to fixed rate brokered CDs at December 31, 2018 and 2017, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:	Deposits – continued

At December 31, 2018 and 2017, the Company held $148,331,000 and $106,391,000, respectively, in deposit accounts that met or exceeded the FDIC requirements of $250,000 and greater.

Time certificates of deposits with balances of $250,000 and greater was $33,635,000 and $26,225,000 at December 31, 2018 and 2017, respectively.

At December 31, 2018, the scheduled maturities of time deposits were as follows:

(In Thousands)
Within one year	$93,536
One to two years	58,761
Two to three years	5,294
Three to four years	3,683
Thereafter	1,150
Total	$162,424

Interest expense on deposits was as follows:

	Years Ended
	December 31,
	2018	2017
	(In Thousands)
Checking	$36	$31
Savings	53	43
Money market	229	131
Time certificates of deposits	1,738	1,348
Total	$2,056	$1,553

At December 31, 2018 and 2017, the Company reclassified $70,000 and $51,000, respectively, in overdrawn deposits as loans.

Directors’ and senior officers’ deposit accounts at December 31, 2018 and 2017 were $8,104,000 and $2,146,000, respectively.

NOTE 12:	Advances from the Federal Home Loan Bank and Other Borrowings

At December 31, 2018, advances from the FHLB of Des Moines and other borrowings mature as follows:

(In Thousands)
Within one year	$90,497
One to two years	7,280
Two to three years	4,445
Three to four years	-
Four to five years	-
Thereafter	-
Total	$102,222

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:	Advances from the Federal Home Loan Bank and Other Borrowings – continued

Federal Home Loan Bank Advances

FHLB advances include both fixed and amortizing advances. Fixed advances are due at maturity. Advances are subject to prepayment penalties. Interest rates on these advances are fixed. Advances are collateralized by a blanket pledge of the Bank’s loan portfolio. At December 31, 2018 and 2017, the Company exceeded the collateral requirements of the FHLB. The Company’s investment in FHLB stock is also pledged as collateral on these advances. The total FHLB funding available to the Company at December 31, 2018, was 45.00% of total Bank assets as determined by FHLB, or approximately $373,448,000. The balance of advances was $101,357,000 and $82,104,000 at December 31, 2018 and 2017, respectively. The Bank also has a contingent letter of credit with FHLB for $620,000 and $405,000 at December 31, 2018 and 2017, respectively.

Other Borrowings

At December 31, 2018 and 2017, the Bank’s subsidiary had an $865,000 borrowing related to New Markets Tax Credits. The borrowing is interest only at 1.00% and matures in 2019.

Federal Funds Purchased

The Bank has a $7,000,000 Federal funds line of credit with PNC. The balance was $0 as of December 31, 2018 and 2017.

The Bank has a $10,000,000 Federal funds line of credit with Zions Bank. The balance was $0 as of December 31, 2018 and 2017, respectively.

The Bank previously had a $7,000,000 Federal funds line of credit with Stockman Bank. The balance was $0 as of December 31, 2017 and the line of credit was terminated during 2018.

The Bank has a $10,000,000 Federal funds line of credit with PCBB. The balance was $0 as of December 31, 2018 and 2017, respectively.

During 2018, the Bank established a $5,000,000 Federal funds line of credit with United Bankers’ Bank. The balance was $0 as of December 31, 2018.

Federal Reserve Bank Discount Window

For additional liquidity sources, the Bank has a credit facility at the Federal Reserve Bank’s Discount Window. The amount available to the Bank is limited by various collateral requirements. There were no pledged securities at the Federal Reserve Bank as of December 31, 2018 and 2017. The credit facility account had a $0 balance as of December 31, 2018 and 2017, respectively.

All Borrowings Outstanding

For all borrowings outstanding the weighted average interest rate for advances at December 31, 2018 and 2017 was 2.20% and 1.58%, respectively. The average amount outstanding was $87,283,000 and $84,195,000 for 2018 and 2017, respectively.

The maximum amount outstanding at any month-end was $102,222,000 and $120,804,000 for 2018 and 2017, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:	Other Long-Term Debt

Other long-term debt consisted of the following:

	December 31,
	2018		2017
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)

Senior notes fixed at 5.75%, due 2022	$10,000	$(136)	$10,000	$(180)
Subordinated debentures fixed at 6.75%, due 2025	10,000	(143)	10,000	(164)
Subordinated debentures variable at 3-Month Libor plus 1.42%, due 2035	5,155	-	5,155	-
Total other long-term debt	$25,155	$(279)	$25,155	$(344)

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

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to Eagle Bancorp Statutory Trust I (“the Trust”). The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders on December 15, 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at 3-Month LIBOR plus 1.42%, making the rate 4.228% and 3.114% as of December 31, 2018 and 2017, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date. The subordinated debentures qualify as Tier 1 capital for regulatory capital purposes.

For 2018 and 2017, interest expense on other long-term debt was $1,432,000 and $1,324,000, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14:	Commitments and Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s financial statements.

The Company leases certain office branches under short-term operating leases. Some of these leases have renewal options. Total lease expenditures were $484,000 and $408,000 for the years ended December 31, 2018 and 2017, respectively. The future payments of all lease obligations are as follows:

Years ended December 31:	(In Thousands)
2019	$550
2020	470
2021	343
2022	212
2023	218
Thereafter	1,015
Total	$2,808

NOTE 15:	Accumulated Other Comprehensive Income (Loss)

The following table includes information regarding the activity in accumulated other comprehensive income (loss):

	Unrealized	Unrealized
	Gains (Losses)	(Losses) Gains
	on Derivatives	on Investment
	Designated as	Securities
	Cash Flow Hedges	Available for Sale	Total
		(In Thousands)

Balance, January 1, 2017	$330	$(741)	$(411)
Other comprehensive income, before reclassifications and income taxes	1,687	1,397	3,084
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(1,920)	(37)	(1,957)
Income tax benefit (expense)	137	(540)	(403)
Total other comprehensive (loss) income	(96)	820	724
Balance, December 31, 2017	$234	$79	$313
Other comprehensive income (loss), before reclassifications and income taxes	1,207	(2,113)	(906)
Amounts reclassified from accumulated other comprehensive income, before income taxes	(1,223)	187	(1,036)
Income tax benefit	9	509	518
Total other comprehensive loss	(7)	(1,417)	(1,424)
Balance, December 31, 2018	$227	$(1,338)	$(1,111)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16:	Income Taxes

The components of the Company’s income tax (benefit) expense were as follows:

	Years Ended
	December 31,
	2018	2017
	(In Thousands)
Current
U.S. federal	$(123)	$1,509
Montana	349	417
Total current income tax expense	226	1,926
Deferred
U.S. federal	609	198
Montana	79	4
Total deferred income tax expense	688	202
Total income tax expense	$914	$2,128

The nature and components of deferred tax assets and liabilities were as follows:

	December 31,
	2018	2017
	(In Thousands)
Deferred tax assets:
Loans receivable	$1,738	$1,596
Deferred loan fees	314	334
Deferred compensation	630	583
Employee benefits	268	319
Unrealized losses on securities available-for-sale	479	-
Acquisition costs	306	358
Acquisition fair value adjustments	346	-
New Market Tax Credits carry forward	459	626
Alternative Minimum Tax carry forward	233	466
Other	364	272
Total deferred tax assets	5,137	4,554
Deferred tax liabilities:
Premises and equipment	796	715
Federal Home Loan Bank stock	26	138
Mortgage servicing rights	1,680	1,318
Unrealized gains on securities available-for-sale	-	30
Unrealized gains on hedging	82	91
Goodwill	748	659
Intangibles	347	-
Other	268	243
Total deferred tax liabilities	3,947	3,194
Net deferred tax asset	$1,190	$1,360

The Company believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16:	Income Taxes – continued

A reconciliation of the Company’s effective income tax provision (benefit) to the statutory federal income tax rate was as follows:

	Years Ended
	December 31,
	2018		2017
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income
	(Dollars in Thousands)
Federal income taxes at the statutory rate	$1,238	21.00%	$2,119	34.00%
State income taxes	398	6.75%	421	6.75%
Tax-exempt interest income	(365)	-6.19%	(466)	-7.48%
Income from bank-owned life insurance	(128)	-2.17%	(170)	-2.73%
New Market Tax Credits	(456)	-7.73%	(456)	-7.32%
Impact due to tax rate change	-	0.00%	715	11.47%
Other, net	227	3.84%	(35)	-0.54%
Actual tax expense and effective tax rate	$914	15.50%	$2,128	34.15%

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

The Company has equity investments in Certified Development Entities which have received allocations of New Markets Tax Credits. Administered by the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, the program is aimed at stimulating economic and community development and job creation in low-income communities. The federal income tax credits received are expected to be $2,964,000 and will be claimed over an estimated seven-year credit allowance period. The cumulative federal tax credit benefits were $2,736,000 as of December 31, 2018. Due to not having sufficient taxable income only $2,277,000 of the federal tax credit benefits were utilized as of December 31, 2018. The remaining federal tax credit benefits of $459,000 are recorded as deferred tax assets and will be used in future periods.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17:	Supplemental Cash Flow Information

	Years Ended
	December 31,
	2018	2017
	(In Thousands)
Supplemental cash flow information:
Cash paid during the year for interest	$4,824	$3,831
Cash paid during the year for income taxes	395	1,605

Non-cash investing and financing activities:
(Decrease) increase in market value of securities available-for-sale	$(1,926)	$1,360
Mortgage servicing rights recognized	1,725	1,811
Loans transferred to real estate and other assets acquired in foreclosure	4	66
Stock issued in connection with TwinCo acquisition	9,030	-
Treasury shares reissued for compensation	186	145
Employee Stock Ownership Plan shares released	316	319

Supplemental schedule of non-cash investing activities related to acquisitions:
Assets acquired:
Investment securities	$30,728	$-
Loans	55,057	-
Premises and equipment	1,605	-
Other real estate owned	135	-
Core deposit intangible	1,609	-
Other assets	1,258	-
Total non-cash assets acquired	$90,392	$-
Liabilities assumed:
Deposits	$82,190	$-
Accrued expenses and other liabilities	19	-
Total liabilities assumed	$82,209	$-

See Note 24. Mergers and Acquisitions for additional information related to assets acquired and liabilities assumed in the TwinCo.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:	Regulatory Capital Requirements

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

When fully phased in on January 1, 2019, the Basel III capital rules will require the Bank to maintain a minimum ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 capital ratio as the buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 7.0% upon full phase in). The Bank will also be required to maintain a Tier 1 capital to risk-weighted assets ratio of 6.0 (8.5% including the capital conservation buffer), a total capital to risk-weighted assets ratio of 8.0% (10.5% including the capital conservation buffer), and a Tier 1 capital to average assets ratio of 4.0%.

Management believes that, as of December 31, 2018, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital rules on a fully phased-in basis as if such requirements were currently in effect; however, final rules are subject to regulatory discretion and could result in the need for additional capital levels in the future.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to total assets (all as defined in the regulations). Management believes, as of December 31, 2018 and 2017, that the Company and the Bank met all capital adequacy requirements to which they are subject.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:	Regulatory Capital Requirements – continued

As of December 31, 2018, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Banks’s category. The Bank’s actual capital amounts and ratios as of December 31, 2018 are presented in the table below and include the capital conservation buffer of 1.875% phased-in beginning January 1, 2018:

							Minimum
			Minimum Required		Minimum Required		To Be Well
			for Capital Adequacy		for Capital Adequacy		Capitalized Under
			Basel III		Basel III		Prompt Corrective
	Actual		Phase-In Schedule		Fully Phased-In		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
December 31, 2018:
Total risk-based capital to risk weighted assets
Consolidated	$104,186	16.449%	$62,545	9.875%	$66,504	10.500%	$	N/A	N/A	%
Bank	100,131	16.023	61,710	9.875	65,615	10.500		62,491	10.000

Tier I capital to risk weighted assets
Consolidated	87,586	13.829	49,878	7.875	53,836	8.500		N/A	N/A
Bank	93,531	14.967	49,212	7.875	53,117	8.500		49,993	8.000

Common equity tier I capital to risk weighted assets
Consolidated	82,586	13.039	40,377	6.375	44,336	7.000		N/A	N/A
Bank	93,531	14.967	39,838	6.375	43,744	7.000		40,619	6.500

Tier 1 capital to adjusted total average assets
Consolidated	87,586	10.507	33,344	4.000	33,344	4.000		N/A	N/A
Bank	93,531	11.222	33,338	4.000	33,338	4.000		41,673	5.000

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:	Regulatory Capital Requirements – continued

The Bank’s actual capital amounts and ratios as of December 31, 2017 are presented in the table below and include the capital conservation buffer of 1.25% phased-in beginning January 1, 2017:

							Minimum
			Minimum Required		Minimum Required		To Be Well
			for Capital Adequacy		for Capital Adequacy		Capitalized Under
			Basel III		Basel III		Prompt Corrective
	Actual		Phase-In Schedule		Fully Phased-In		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
December 31, 2017:
Total risk-based capital to risk weighted assets
Consolidated	$96,602	18.27%	$48,902	9.25%	$55,510	10.50%	$	N/A	N/A	%
Bank	90,340	17.41	47,999	9.25	51,891	10.50		51,891	10.00

Tier I capital to risk weighted assets
Consolidated	80,852	15.29	38,328	7.25	44,937	8.50		N/A	N/A
Bank	84,590	16.30	37,621	7.25	44,107	8.50		41,513	8.00

Common equity tier I capital to risk weighted assets
Consolidated	75,852	14.35	30,398	5.75	37,007	7.00		N/A	N/A
Bank	84,590	16.30	29,837	5.75	36,324	7.00		33,729	6.50

Tier 1 capital to adjusted total average assets
Consolidated	80,852	11.51	28,089	4.00	28,089	4.00		N/A	N/A
Bank	84,590	12.17	27,792	4.00	27,792	4.00		34,739	5.00

A reconciliation of the Bank’s capital determined by GAAP to capital defined for regulatory purposes is as follows:

	December 31,
	2018	2017
	(In Thousands)

Capital determined by GAAP	$105,965	$92,429
Unrealized loss (gain) on securities available-for-sale	1,126	(153)
Unrealized gain on forward delivery commitments	(227)	(234)
Goodwill and core deposit intangibles, net of associated deferred tax liabilities	(12,641)	(6,595)
Disallowed deferred tax assets	(692)	(857)
Tier I capital	93,531	84,590
Allowance for loan losses	6,600	5,750
Total risk-based capital	$100,131	$90,340

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:	Regulatory Capital Requirements – continued

Dividend Limitations

Under State of Montana banking regulation, member banks such as the Bank generally may declare annual cash dividends up to an amount equal to the previous two years’ net earnings. Dividends in excess of such amount require approval of the Division of Banking. The Bank paid dividends of $11,400,000 and $2,000,000 during the years ended December 31, 2018 and 2017, respectively, to Eagle. The dividends paid to Eagle for 2018 include the cash consideration for the TwinCo acquisition of $9,900,000. Eagle paid quarterly dividends of $0.09 per share to its shareholders for the first two quarters of 2018 and $0.0925 for the last two quarters of 2018. Eagle paid quarterly dividends of $0.08 per share to its shareholders for the first two quarters of 2017 and $0.09 for the last two quarters of 2017.

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

In the normal course of lending, the Bank provided a commercial line of credit to an affiliated entity that is partially owned by one of the Company’s directors. The commercial line of credit paid off during the year ended December 31, 2018 and had a balance of $0 as of December 31, 2018 and 2017, respectively. In addition, also in the normal course of lending, the Bank provided a commercial real estate loan to a separate affiliated entity that is partially owned by the same director. The commercial real estate loan had a balance of $296,000 and $332,000 as of December 31, 2018 and 2017, respectively.

NOTE 20:	Employee Benefits

Profit Sharing Plan

The Company provides a noncontributory profit sharing plan for eligible employees who have completed one year of service. The amount of the Company’s annual contribution is determined by the Board. Profit sharing expense was $573,000 and $565,000 for the years ended December 31, 2018 and 2017, respectively.

The Company’s profit sharing plan includes a 401(k) feature. At the discretion of the Board, the Company may match up to 50.00% of participants’ contributions up to a maximum of 4.00% of participants’ salaries. For the years ended December 31, 2018 and 2017, the Company’s match totaled $270,000 and $206,000, respectively.

Deferred Compensation Plans

The Company has entered into deferred compensation contracts with current key employees. The contracts provide fixed benefits payable in equal annual installments upon retirement. The Company purchased life insurance contracts that may be used to fund the payments. The charge to expense is based on the present value computations of anticipated liabilities. For the years ended December 31, 2018 and 2017, the total expense was $382,000 and $272,000, respectively. The Company recorded a liability for the deferred compensation plan of $2,093,000 and $1,833,000 at December 31, 2018 and 2017, respectively, which are included in accrued expenses and other liabilities in the consolidated statements of financial condition.

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

Total ESOP expenses of $293,000 and $292,000 were recognized for the years ended December 31, 2018 and 2017, respectively. Shares totaling 16,616 were released and allocated to participants during the years ended December 31, 2018 and 2017. The cost of the 47,594 ESOP shares ($477,000 at December 31, 2018) that have not yet been allocated or committed to be released to participants is deducted from shareholders’ equity. The fair value of these shares was approximately $785,000 at December 31, 2018.

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

Stock Incentive Plan – continued

The following table shows the activity of the awards granted:

Number of
Shares

Unvested awards as of January 1, 2017	64,268
Awards granted	30,700
Awards vested	(13,228)
Awards forfeited	(17,280)
Unvested awards as of December 31, 2017	64,460
Awards granted	12,900
Awards vested	(17,200)
Awards forfeited	-
Unvested awards as of December 31, 2018	60,160

$287,000 and $277,000 was recognized as expense during the years ended December 31, 2018 and 2017, respectively, and is included in salaries and employee benefits in the consolidated statements of income. As of December 31, 2018, 60,160 shares of restricted stock remain unvested, for which the Company estimates to recognize expense of approximately $914,000 by November 2023.

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

The Bank has remaining available balances for lines of credit representing credit risk of approximately $111,460,000 and $92,740,000 at December 31, 2018 and 2017, respectively. The Bank has letters of credits issued representing credit risk of approximately $3,925,000 and $3,534,000 at December 31, 2018 and 2017, respectively.

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

Outstanding derivative loan commitments expose the Bank to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amount of interest rate lock commitments was $18,745,000 and $15,338,000 at December 31, 2018 and 2017, respectively. Fixed rate commitments are extended at rates ranging from 3.75% to 6.25% and 3.25% to 5.00% at December 31, 2018 and 2017, respectively. The fair value of such commitments was insignificant.

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

As of December 31, 2018 and 2017, the Company had entered into commitments to deliver approximately $7,104,000 and $8,735,000, respectively, in loans to various investors, all at fixed interest rates ranging from 3.50% to 6.25% and 2.48% to 4.75% at December 31, 2018 and 2017, respectively. The Company had approximately $309,000 and $325,000 of gains deferred as a result of the forward delivery commitments entered into as of December 31, 2018 and 2017, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22:	Derivatives and Hedging Activities – continued

Forward Delivery Commitments – continued

The Company did not have any gains or losses reclassified into earnings as a result of the ineffectiveness of its hedging activities. The Company considers its hedging activities to be highly effective.

The Company did not have any gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time frame as of December 31, 2018.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2018
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency	$-	$9,347	$-	$9,347
Municipal obligations	-	68,278	-	68,278
Corporate obligations	-	11,119	-	11,119
Mortgage-backed securities	-	19,348	-	19,348
Collateralized mortgage obligations	-	23,875	-	23,875
Asset-backed securities	-	10,198	-	10,198
Loans held-for-sale	-	7,318	-	7,318

	December 31, 2017
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency	$-	$4,857	$-	$4,857
Municipal obligations	-	67,886	-	67,886
Corporate obligations	-	14,644	-	14,644
Mortgage-backed securities	-	24,869	-	24,869
Collateralized mortgage obligations	-	19,788	-	19,788
Asset-backed securities	-	-	-	-
Loans held-for-sale	-	8,949	-	8,949

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23:	Fair Value Disclosures – continued

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

The following tables summarizes financial assets and liabilities measured at fair value on a nonrecurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2018
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$2,290	$2,290
Repossessed assets	-	-	107	107

As of December 31, 2018, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based on the fair value of the underlying collateral. Impaired loans with a carrying value of $2,290,000 were not reduced by specific valuation allowance allocations and therefore resulted in a total reported fair value of $2,290,000 based on collateral valuations utilizing Level 3 valuation inputs.

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

The following table represents the Banks’s Level 3 financial assets and liabilities, the valuation techniques used to measure the fair value of those financial assets and liabilities, and the significant unobservable inputs and the ranges of values for those inputs:

	Fair Value at		Principal	Significant	Range of
	December 31,		Valuation	Unobservable	Signficant Input
Instrument	2018	2017	Technique	Inputs	Values
(Dollars In Thousands)

Impaired loans	$2,290	$928	Appraisal of collateral(1)	Appraisal adjustments	10	-	30%

Repossessed assets	$107	$525	Appraisal of collateral(1)(3)	Liquidation expenses(2)	10	-	30%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable, less associated allowance.
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

FASB ASC Topic 825 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. Below is a table that summarizes the fair market values of all financial instruments of the Company at December 31, 2018 and 2017, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

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

	December 31, 2018
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$11,201	$-	$-	$11,201	$11,201
Federal Home Loan Bank stock	5,011	-	-	5,011	5,011
Federal Reserve Bank stock	2,033	-	-	2,033	2,033
Loans receivable, net	-	-	603,361	603,361	608,043
Accrued interest and dividends receivable	3,479	-	-	3,479	3,479
Mortgage servicing rights	-	-	8,670	8,670	7,100
Cash surrender value of life insurance	20,545	-	-	20,545	20,545
Financial liabilities:
Non-maturing interest bearing deposits	-	321,399	-	321,399	321,399
Noninterest bearing deposits	142,788	-	-	142,788	142,788
Time certificates of deposit	-	-	160,735	160,735	162,424
Accrued expenses and other liabilities	5,388	-	-	5,388	5,388
Federal Home Loan Bank advances and other borrowings	-	-	101,885	101,885	102,222
Other long-term debt	-	-	24,002	24,002	25,155
Off-balance-sheet instruments
Forward delivery commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23:	Fair Value Disclosures – continued

	December 31, 2017
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$7,437	$-	$-	$7,437	$7,437
Federal Home Loan Bank stock	4,086	-	-	4,086	4,086
Federal Reserve Bank stock	1,465	-	-	1,465	1,465
Loans receivable, net	-	-	505,615	505,615	506,476
Accrued interest and dividends receivable	2,555	-	-	2,555	2,555
Mortgage servicing rights	-	-	7,312	7,312	6,578
Cash surrender value of life insurance	14,481	-	-	14,481	14,481
Financial liabilities:
Non-maturing interest bearing deposits	-	277,416	-	277,416	277,416
Noninterest bearing deposits	99,799	-	-	99,799	99,799
Time certificates of deposit	-	-	142,202	142,202	143,349
Accrued expenses and other liabilities	4,822	-	-	4,822	4,822
Federal Home Loan Bank advances and other borrowings	-	-	82,579	82,579	82,969
Other long-term debt	-	-	24,209	24,209	25,155
Off-balance-sheet instruments
Forward delivery commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

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

Mortgage Servicing Rights – The fair value of servicing rights was determined at loan level using a discount rate of 12.00% for all investor types and prepayment speeds ranging from 83.00% to 226.00% PSA, depending on the interest rate and term of the specific loan. The weighted average prepayment speed was 119.00% PSA. Individual mortgage servicing rights values were capped at a maximum of 1.25% for all investor types.

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

Advances from the FHLB/Other Borrowings and Other Long-Term Debt – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective December 31, 2018 and 2017, respectively if the borrowings repriced according to their stated terms.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24:	Mergers and Acquisitions – continued

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

The total discount on acquired loans was $1,834,000 as of January 31, 2018. During the year ended December 31, 2018, accretion of the loan discount was $589,000. The loan discount was $1,245,000 as of December 31, 2018.

Two impaired loans were acquired through the acquisition with a balance of $1,188,000 as of January 31, 2018. The balance of the loans as of December 31, 2018 was $1,170,000.

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

Operations of TwinCo have been included in the consolidated financial statements since February 1, 2018. The Company does not consider TwinCo a separate reporting segment and does not track the amount of revenues and net income attributable to TwinCo since acquisition. As such, it is impracticable to determine such amounts for the period from February 1, 2018 through December 31, 2018.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24:	Mergers and Acquisitions – continued

The accompanying consolidated statements of income include the results of operations of the acquired entity since the January 31, 2018 acquisition date. The following table presents unaudited pro forma results of operations for the years ended December 31, 2018 and 2017 as if the acquisition had occurred on January 1, 2017. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments and amortization of the core deposit intangible asset. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company purchased and assumed the assets and liabilities of TwinCo on January 1, 2017.

	Years Ended
	December 31,
	2018	2017
	(Dollars in Thousands,
	Except Per Share Data)
Pro forma net income(1)
Net interest income after loan loss provision	$29,044	$26,249
Noninterest income	13,360	14,655
Noninterest expense	36,341	33,328
Income before income taxes	6,063	7,576
Income tax expense	960	2,121
Net income	$5,103	$5,455

Pro forma earnings per share(1)
Basic earnings per share	$0.94	$1.34
Diluted earnings per share	$0.93	$1.32

Weighted average shares outstanding, basic	5,426,605	4,074,231
Weighted average shares outstanding, diluted	5,490,347	4,132,590

(1)

Significant assumptions utilized include the acquisition cost noted above, accretion of interest rate fair value adjustments, amortization of the core deposit intangible asset and a 28.00% effective tax rate for 2017.

Effective January 1, 2019, Eagle completed its previously announced merger (the “Merger”) with Big Muddy Bancorp, Inc. (“BMB”), pursuant to an Agreement and Plan of Merger, dated as of August 21, 2018, by and among Eagle, Opportunity Bank of Montana, BMB and BMB’s wholly-owned subsidiary, The State Bank of Townsend, a Montana chartered commercial bank (“SBOT”). At the effective time of the Merger, BMB merged with and into Eagle, with Eagle continuing as the surviving corporation. SBOT operates four branches in Townsend, Dutton, Denton and Choteau, Montana. Eagle acquired approximately $108,000,000 in assets, $92,000,000 in deposits and $92,000,000 in gross loans based on BMB’s September 30, 2018 financial statements. We are still determining the fair value of assets acquired and liabilities assumed as of January 1, 2019 in regards to this merger.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25:	Condensed Parent Company Financial Statements

Included below are the condensed financial statements of the Parent Company, Eagle Bancorp Montana, Inc.:

Eagle Bancorp Montana, Inc.
Condensed Statements of Financial Condition

	December 31,
	2018	2017
	(In Thousands)
Assets:
Cash and cash equivalents	$1,216	$878
Securities available-for-sale	10,783	13,114
Investment in Eagle Bancorp Statutory Trust I	155	155
Investment in Opportunity Bank of Montana	105,963	92,429
Other assets	1,813	2,095
Total assets	$119,930	$108,671

Liabilities and Shareholders's Equity:
Accounts payable and accrued expenses	$248	$244
Other long-term debt	24,876	24,811
Shareholders' equity	94,806	83,616
Total liabilities and shareholders' equity	$119,930	$108,671

Eagle Bancorp Montana, Inc.
Condensed Statements of Income

	Years Ended
	December 31,
	2018	2017
	(In Thousands)

Interest income	$292	$148
Interest expense	(1,432)	(1,324)
Noninterest income	(20)	-
Noninterest expense	(1,712)	(1,238)
Loss before income taxes	(2,872)	(2,414)
Income tax benefit	(557)	(279)
Loss before equity in undistributed earnings of Opportunity Bank of Montana	(2,315)	(2,135)
Equity in undistributed earnings of Opportunity Bank of Montana	7,297	6,238
Net income	$4,982	$4,103

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25:	Condensed Parent Company Financial Statements – continued

Eagle Bancorp Montana, Inc.
Condensed Statements of Cash Flow

	Years Ended
	December 31,
	2018	2017
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$4,982	$4,103
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of Opportunity Bank of Montana	(7,297)	(6,238)
Other adjustments, net	480	311
Net cash used in operating activities	(1,835)	(1,824)

Cash Flows from Investing Activities:
Cash contributions from Opportunity Bank of Montana	11,400	2,000
Cash distributions to Opportunity Bank of Montana	-	(19,800)
Cash paid for TwinCo acquisition, net of cash received	(9,895)	-
Activity in available-for-sale securities:
Sales	1,465	-
Maturities, principal payments and calls	607	957
Purchases	-	(10,439)
Net cash provided by (used in) investing activities	3,577	(27,282)

Cash Flows from Financing Activities:
Employee Stock Ownership Plan payments and dividends	310	236
Proceeds from issuance of long-term debt	-	10,000
Payments for debt issuance costs	-	(219)
Proceeds from issuance of common stock	-	20,157
Treasury shares reissued for compensation	281	261
Dividends paid	(1,995)	(1,404)
Net cash (used in) provided by financing activities	(1,404)	29,031

Net Increase (Decrease) in Cash and Cash Equivalents	338	(75)

Cash and Cash Equivalents, beginning of period	878	953

Cash and Cash Equivalents, end of period	$1,216	$878

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26:	Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly consolidated results of operations:

	Year Ended December 31, 2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in Thousands, Except Per Share Data)
Interest and dividend income	$7,957	$8,976	$8,825	$9,085
Interest expense	1,110	1,166	1,348	1,478
Net interest income	6,847	7,810	7,477	7,607
Loan loss provision	502	24	194	260
Net interest income after loan loss provision	6,345	7,786	7,283	7,347
Noninterest income	2,679	3,084	3,761	3,801
Noninterest expense	8,324	9,244	9,052	9,570
Income before income tax expense	700	1,626	1,992	1,578
Income tax expense	127	293	360	134
Net income	$573	$1,333	$1,632	$1,444

Other comprehensive (loss) income	$(1,864)	$(68)	$(1,018)	$1,526
Basic earnings per common share	$0.11	$0.24	$0.30	$0.27
Diluted earnings per common share	$0.11	$0.24	$0.30	$0.26

	Year Ended December 31, 2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in Thousands, Except Per Share Data)
Interest and dividend income	$6,340	$6,925	$7,224	$7,371
Interest expense	857	1,045	1,065	1,127
Net interest income	5,483	5,880	6,159	6,244
Loan loss provision	301	302	331	294
Net interest income after loan loss provision	5,182	5,578	5,828	5,950
Noninterest income	3,208	3,570	3,988	3,565
Noninterest expense	7,439	7,620	7,557	8,022
Income before income tax expense	951	1,528	2,259	1,493
Income tax expense	188	462	538	940
Net income	$763	$1,066	$1,721	$553

Other comprehensive income (loss)	$37	$1,247	$(227)	$(333)
Basic earnings per common share	$0.20	$0.28	$0.45	$0.11
Diluted earnings per common share	$0.20	$0.27	$0.45	$0.11

NOTE 27:	Subsequent Events

See Note 2. Summary of Significant Accounting Policies for subsequent event regarding repurchase of common stock during 2019. In addition, see Note 24. Mergers and Acquisitions for subsequent event regarding the Big Muddy Bancorp acquisition.