Form 10-Q
period 2019-03-31
Eagle Bancorp Montana, Inc.
filed 2019-05-09
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [   ]

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock par value $0.01 per share	EBMT	The Nasdaq Stock Market LLC

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	6,403,693 shares outstanding

As of May 9, 2019

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

Because of these and other uncertainties, our actual future results may be materially different from results indicated by these forward-looking statements. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2018, any subsequent Reports on Form 10-Q and Form 8-K, and other filings with the SEC. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS:
Cash due from banks	$9,054	$10,144
Interest bearing deposits in banks	2,225	1,057
Total cash and cash equivalents	11,279	11,201

Securities available-for-sale, at fair value	140,161	142,165
Federal Home Loan Bank stock	4,807	5,011
Federal Reserve Bank stock	2,040	2,033
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale, at fair value	8,075	7,318
Loans receivable, net of deferred loan fees of $1,083 at March 31, 2019 and $1,098 at December 31, 2018 and allowance for loan losses of $7,100 at March 31, 2019 and $6,600 at December 31, 2018	720,920	610,333
Accrued interest and dividends receivable	5,005	3,479
Mortgage servicing rights, net	7,318	7,100
Premises and equipment, net	35,364	29,343
Cash surrender value of life insurance, net	23,564	20,545
Real estate and other repossessed assets acquired in settlement of loans, net	354	107
Goodwill	15,710	12,124
Core deposit intangible, net	3,311	1,498
Deferred tax asset, net	1,304	1,190
Other assets	236	301

Total assets	$979,603	$853,903

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	March 31,	December 31,
	2019	2018
LIABILITIES:
Deposit accounts:
Noninterest bearing	$180,070	$142,788
Interest bearing	560,975	483,823
Total deposits	741,045	626,611

Accrued expenses and other liabilities	9,061	5,388
Federal Home Loan Bank advances and other borrowings	92,313	102,222
Other long-term debt:
Principal amount	25,155	25,155
Unamortized debt issuance costs	(263)	(279)
Total other long-term debt less unamortized debt issuance costs	24,892	24,876

Total liabilities	867,311	759,097

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 8,000,000 shares authorized; 6,714,983 and 5,718,942 shares issued; 6,431,693 and 5,477,652 shares outstanding at March 31, 2019 and December 31, 2018, respectively)	67	57
Additional paid-in capital	68,506	52,051
Unallocated common stock held by Employee Stock Ownership Plan	(435)	(477)
Treasury stock, at cost	(3,372)	(2,640)
Retained earnings	47,512	46,926
Accumulated other comprehensive income (loss), net of tax	14	(1,111)
Total shareholders' equity	112,292	94,806

Total liabilities and shareholders' equity	$979,603	$853,903

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$10,048	$6,872
Securities available-for-sale	958	989
Federal Home Loan Bank and Federal Reserve Bank dividends	95	79
Interest on deposits in banks	18	17
Other interest income	2	-
Total interest and dividend income	11,121	7,957

INTEREST EXPENSE:
Deposits	787	426
Federal Home Loan Bank advances and other borrowings	594	337
Long-term debt	365	347
Total interest expense	1,746	1,110

NET INTEREST INCOME	9,375	6,847

Loan loss provision	604	502

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	8,771	6,345

NONINTEREST INCOME:
Service charges on deposit accounts	261	226
Net gain on sale of loans	2,599	1,439
Mortgage loan servicing fees	612	560
Wealth management income	112	132
Interchange and ATM fees	275	225
Appreciation in cash surrender value of life insurance	157	124
Net loss on sale of available-for-sale securities	(55)	(105)
Net loss on sale of real estate owned and other repossessed property	(37)	(25)
Other noninterest income	17	103
Total noninterest income	3,941	2,679

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

NONINTEREST EXPENSE:
Salaries and employee benefits	$5,992	$4,909
Occupancy and equipment expense	1,034	828
Data processing	928	637
Advertising	268	278
Amortization of mortgage servicing rights	247	241
Amortization of core deposit intangible and tax credits	254	102
Loan costs	135	136
Federal insurance premiums	60	69
Postage	68	50
Legal, accounting and examination fees	274	142
Consulting fees	31	17
Acquisition costs	1,171	234
Other noninterest expense	806	681
Total noninterest expense	11,268	8,324

INCOME BEFORE INCOME TAXES	1,444	700

Income tax expense (includes ($67) and ($59) for the three months ended March 31, 2019 and 2018, respectively, related to income tax benefit from reclassification items)	261	127

NET INCOME	$1,183	$573

BASIC EARNINGS PER SHARE (EPS)	$0.18	$0.11

DILUTED EARNINGS PER SHARE (EPS)	$0.18	$0.11

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC EPS)	6,450,326	5,311,527

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED EPS)	6,510,486	5,375,987

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

NET INCOME	$1,183	$573

OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS) BEFORE TAX:
Change in fair value of investment securities available-for-sale	1,486	(2,583)
Reclassification for net realized losses on investment securities included in income	55	105
Change in fair value of loans held-for-sale	296	262
Reclassification for net realized gains on loans held-for-sale	(309)	(325)
Total other items of comprehensive income (loss)	1,528	(2,541)

Income tax (expense) benefit related to:
Investment securities	(407)	660
Loans held-for-sale	4	17
Total income tax (expense) benefit	(403)	677

COMPREHENSIVE INCOME (LOSS)	$2,308	$(1,291)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended March 31, 2019 and March 31, 2018

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							ACCUMULATED
				UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	(LOSS) INCOME	TOTAL

Balance at January 1, 2019	$-	$57	$52,051	$(477)	$(2,640)	$46,926	$(1,111)	$94,806

Net income						1,183		1,183

Other comprehensive income							1,125	1,125

Dividends paid ($0.0925 per share)						(597)		(597)

Stock issued in connection with Big Muddy Bancorp, Inc. acquisition		10	16,425					16,435

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (4,154 shares)			30	42				72

Treasury stock purchased (42,000 shares at $17.43 average cost per share)					(732)			(732)

Balance at March 31, 2019	$-	$67	$68,506	$(435)	$(3,372)	$47,512	$14	$112,292

Balance at January 1, 2018	$-	$53	$42,780	$(643)	$(2,826)	$43,939	$313	$83,616

Net income						573		573

Other comprehensive loss							(1,864)	(1,864)

Dividends paid ($0.09 per share)						(492)		(492)

Stock issued in connection with TwinCo acquisition		4	9,026					9,030

Employee Stock Ownership Plan shares allocated or committed to be released for allocation (4,154 shares)			43	42				85

Balance at March 31, 2018	$-	$57	$51,849	$(601)	$(2,826)	$44,020	$(1,551)	$90,948

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,183	$573
Adjustments to reconcile net income to net cash provided by operating activities:
Loan loss provision	604	502
Depreciation	417	273
Net amortization of investment securities premiums and discounts	280	307
Amortization of mortgage servicing rights	247	241
Amortization of right of use assets	119	-
Amortization of core deposit intangible and tax credits	254	102
Deferred income tax (benefit) expense	(589)	189
Net gain on sale of loans	(2,599)	(1,439)
Net loss on sale of available-for-sale securities	55	105
Net loss on sale of real estate owned and other repossessed assets	37	25
Net appreciation in cash surrender value of life insurance	(157)	(116)
Net change in:
Accrued interest and dividends receivable	(270)	48
Loans held-for-sale	1,829	1,346
Other assets	353	10
Accrued expenses and other liabilities	(480)	(59)
Net cash provided by operating activities	1,283	2,107

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	3,900	25,994
Maturities, principal payments and calls	2,919	2,578
Purchases	(1,513)	(27,107)
Federal Home Loan Bank stock redeemed	468	493
Federal Reserve Bank stock purchased	(7)	(554)
Net cash received (paid) for acquisition	6,901	(4,243)
Loan origination and principal collection, net	(22,583)	827
Proceeds from bank owned life insurance	-	205
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	70	-
Additions to premises and equipment	(1,850)	(4,074)
Net cash used in investing activities	(11,695)	(5,881)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$21,728	$23,181
Net short-term payments on Federal Home Loan Bank and other borrowings	(11,047)	(11,495)
Long-term advances from Federal Home Loan Bank and other borrowings	18,000	-
Payments on long-term Federal Home Loan Bank and other borrowings	(16,862)	(1,946)
Purchase of treasury stock	(732)	-
Dividends paid	(597)	(492)
Net cash provided by financing activities	10,490	9,248

NET INCREASE IN CASH AND CASH EQUIVALENTS	78	5,474

CASH AND CASH EQUIVALENTS, beginning of period	11,201	7,437

CASH AND CASH EQUIVALENTS, end of period	$11,279	$12,911

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,613	$1,229

Cash paid during the period for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in fair value of securities available-for-sale	$1,541	$(2,478)

Mortgage servicing rights recognized	$465	$276

Right of use assets obtained in exchange for lease liabilities	$2,461	$-

Loans transferred to real estate and other assets acquired in foreclosure	$131	$4

Stock issued in connection with acquisitions	$16,435	$9,030

Employee Stock Ownership Plan shares released	$72	$85

See Note 12. Mergers and Acquisitions for additional information related to assets acquired and liabilities assumed in acquisitions.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

Nature of Operations

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

The Bank currently has 22 full service branches. The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities. The Bank also operates certain branches under the brand names Dutton State Bank, Farmers State Bank of Denton and The State Bank of Townsend.

Principles of Consolidation

The consolidated financial statements include Eagle, the Bank, Eagle Bancorp Statutory Trust I and AFSB NMTC Investment Fund, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Consolidated Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K with all of the audited information and footnotes required by U.S. GAAP for complete financial statements for the year ended December 31, 2018, as filed with the SEC on March 12, 2019. In the opinion of management, all normal adjustments and recurring accruals considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

The results of operations for the three month period ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other period.

The Company has evaluated events and transactions subsequent to March 31, 2019 for recognition and/or disclosure.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	March 31, 2019				December 31, 2018
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(In Thousands)
Available-for-Sale:
U.S. government and agency obligations	$9,677	$94	$(25)	$9,746	$9,333	$58	$(44)	$9,347
Municipal obligations	67,172	729	(345)	67,556	69,024	244	(990)	68,278
Corporate obligations	11,402	8	(129)	11,281	11,411	8	(300)	11,119
Mortgage-backed securities	17,896	75	(285)	17,686	19,635	86	(373)	19,348
Collateralized mortgage obligations	24,003	55	(294)	23,764	24,229	6	(360)	23,875
Asset-backed securities	10,287	1	(160)	10,128	10,350	6	(158)	10,198
Total	$140,437	$962	$(1,238)	$140,161	$143,982	$408	$(2,225)	$142,165

Proceeds from sales of available-for-sale securities and the associated gross realized gains and losses were as follows:

	Three Months Ended
	March 31,
	2019	2018
	(In Thousands)

Proceeds from sale of available-for-sale securities	$3,900	$25,994

Gross realized gain on sale of available-for-sale securities	$11	$-
Gross realized loss on sale of available-for-sale securities	(66)	(105)
Net realized loss on sale of available-for-sale securities	$(55)	$(105)

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2019
	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$1,495	$1,495
Due from one to five years	14,929	14,824
Due from five to ten years	14,547	14,751
Due after ten years	67,567	67,641
	98,538	98,711
Mortgage-backed securities	17,896	17,686
Collateralized mortgage obligations	24,003	23,764
Total	$140,437	$140,161

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES – continued

At March 31, 2019 and December 31, 2018, securities with a fair value of $22,877,000 and $21,408,000, respectively were pledged to secure public deposits and for other purposes required or permitted by law.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	March 31, 2019
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$1,762	$(1)	$2,308	$(24)
Municipal obligations	476	(4)	22,037	(341)
Corporate obligations	2,964	(36)	7,310	(93)
Mortgage-backed securities and collateralized mortgage obligations	2,392	(25)	25,292	(554)
Asset-backed securities	3,873	(70)	5,283	(90)
Total	$11,467	$(136)	$62,230	$(1,102)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

U.S. government and agency	$-	$-	$3,385	$(44)
Municipal obligations	17,887	(140)	32,712	(850)
Corporate obligations	2,890	(110)	7,220	(190)
Mortgage-backed securities and collateralized mortgage obligations	5,575	(98)	22,559	(635)
Asset-backed securities	8,200	(158)	-	-
Total	$34,552	$(506)	$65,876	$(1,719)

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Based on the Company’s evaluation of these securities, no other-than-temporary impairment was recorded for the three months ended March 31, 2019, or 2018. As of March 31, 2019 and December 31, 2018, there were, respectively, 76 and 108 securities in unrealized loss positions that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

As of March 31, 2019, 42 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 1.37% from the Company’s amortized cost basis of these securities. At December 31, 2018, 74 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 1.88% from the Company’s amortized cost basis of these securities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES – continued

As of March 31, 2019, 11 corporate obligations had unrealized losses of approximately 1.24% from the Company’s amortized cost basis of these securities. At December 31, 2018, 11 corporate obligations had an unrealized loss with aggregate depreciation of approximately 2.88% from the Company's amortized cost basis of these securities. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

As of March 31, 2019, 19 mortgage-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) had unrealized losses with aggregate depreciation of approximately 2.05% from the Company’s amortized cost basis of these securities. At December 31, 2018, 19 MBSs and CMOs had unrealized losses with aggregate depreciation of approximately 2.54% from the Company’s amortized cost basis of these securities. Management’s analysis as of March 31, 2019 revealed no expected credit losses on the securities and therefore, declines are not deemed to be other than temporary.

As of March 31, 2019, 4 asset-backed securities (“ABSs”) had unrealized losses with aggregate depreciation of approximately 1.72% from the Company’s amortized cost basis of these securities. At December 31, 2018, 4 ABSs had unrealized losses with aggregate depreciation of approximately 1.89% from the Company’s amortized cost basis of these securities. Management’s analysis as of March 31, 2019 revealed no expected credit losses on the securities and therefore, declines are not deemed to be other than temporary.

NOTE 3. LOANS RECEIVABLE

Loans receivable consisted of the following:

	March 31,	December 31,
	2019	2018
	(In Thousands)
Real estate loans:
Residential 1-4 family	$144,313	$144,107
Commercial real estate	394,988	328,438

Other loans:
Home equity	54,637	52,159
Consumer	19,043	16,565
Commercial	116,122	76,762

Total	729,103	618,031

Deferred loan fees, net	(1,083)	(1,098)
Allowance for loan losses	(7,100)	(6,600)
Total loans, net	$720,920	$610,333

Within the commercial real estate loan category, $12,304,000 and $12,476,000 was guaranteed by the United States Department of Agriculture Rural Development, at March 31, 2019 and December 31, 2018, respectively. The commercial real estate category includes $5,945,000 and $2,575,000 of loans guaranteed by the United States Department of Agriculture Farm Service Agency at March 31, 2019 and December 31, 2018, respectively. The commercial category also includes $1,693,000 and $1,303,000 of loans guaranteed by the United States Department of Agriculture Farm Service Agency at March 31, 2019 and December 31, 2018, respectively. The United States Department of Agriculture Farm Service Agency guaranteed loans have increased as a result of recent acquisitions.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

The following table includes information regarding nonperforming assets.

	March 31,	December 31,
	2019	2018
	(Dollars in Thousands)

Non-accrual loans	$4,506	$2,268
Accruing loans delinquent 90 days or more	788	1,477
Restructured loans, net	22	22
Total nonperforming loans	5,316	3,767
Real estate owned and other repossessed assets, net	354	107
Total nonperforming assets	$5,670	$3,874

Total nonperforming assets as a percentage of total assets	0.58%	0.45%

Allowance for loan losses	$7,100	$6,600

Percent of allowance for loan losses to nonperforming loans	133.56%	175.21%

Percent of allowance for loan losses to nonperforming assets	125.22%	170.37%

Allowance for loan losses activity was as follows:

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, January 1, 2019	$1,301	$3,593	$477	$190	$1,039	$6,600
Charge-offs	-	(20)	-	(9)	(95)	(124)
Recoveries	-	6	-	6	8	20
Provision	-	344	-	10	250	604
Ending balance, March 31, 2019	$1,301	$3,923	$477	$197	$1,202	$7,100

Ending balance, March 31, 2019 allocated to loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance, March 31, 2019 allocated to loans collectively evaluated for impairment	$1,301	$3,923	$477	$197	$1,202	$7,100

Loans receivable:
Ending balance, March 31, 2019	$144,313	$394,988	$54,637	$19,043	$116,122	$729,103

Ending balance, March 31, 2019 of loans individually evaluated for impairment	$984	$1,239	$433	$129	$1,743	$4,528

Ending balance, March 31, 2019 of loans collectively evaluated for impairment	$143,329	$393,749	$54,204	$18,914	$114,379	$724,575

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, January 1, 2018	$1,301	$2,778	$506	$225	$940	$5,750
Charge-offs	-	-	(80)	(27)	(23)	(130)
Recoveries	-	3	1	2	2	8
Provision	-	421	-	-	81	502
Ending balance, March 31, 2018	$1,301	$3,202	$427	$200	$1,000	$6,130

Ending balance, March 31, 2018 allocated to loans individually evaluated for impairment	$-	$-	$-	$4	$-	$4

Ending balance, March 31, 2018 allocated to loans collectively evaluated for impairment	$1,301	$3,202	$427	$196	$1,000	$6,126

Loans receivable:
Ending balance, March 31, 2018	$139,499	$272,915	$52,028	$17,252	$86,296	$567,990

Ending balance, March 31, 2018 of loans individually evaluated for impairment	$1,325	$1,524	$241	$110	$162	$3,362

Ending balance, March 31, 2018 of loans collectively evaluated for impairment	$138,174	$271,391	$51,787	$17,142	$86,134	$564,628

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

Internal classification of the loan portfolio was as follows:

	March 31, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$115,611	$-	$1,010	$-	$-	$116,621
Residential 1-4 family construction	27,057	-	635	-	-	27,692
Commercial real estate	300,730	1,703	2,428	-	-	304,861
Commercial construction and development	44,998	-	-	-	-	44,998
Farmland	44,844	-	285	-	-	45,129
Other loans:
Home equity	54,204	-	433	-	-	54,637
Consumer	18,872	-	171	-	-	19,043
Commercial	72,876	228	833	-	-	73,937
Agricultural	40,591	-	1,594	-	-	42,185
Total	$719,783	$1,931	$7,389	$-	$-	$729,103

	December 31, 2018
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$116,065	$-	$874	$-	$-	$116,939
Residential 1-4 family construction	26,533	-	635	-	-	27,168
Commercial real estate	252,731	1,731	2,322	-	-	256,784
Commercial construction and development	41,726	-	13	-	-	41,739
Farmland	29,915	-	-	-	-	29,915
Other loans:
Home equity	51,668	-	491	-	-	52,159
Consumer	16,394	-	171	-	-	16,565
Commercial	57,778	950	244	81	-	59,053
Agricultural	17,305	-	404	-	-	17,709
Total	$610,115	$2,681	$5,154	$81	$-	$618,031

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

Credit risk profile based on payment activity of the loan portfolio was as follows. Nonperforming loans include non-accrual loans and accruing loans delinquent 90 days or more.

	March 31, 2019
		Restructured
	Performing	Loans	Nonperforming	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$116,272	$-	$349	$116,621
Residential 1-4 family construction	27,057	-	635	27,692
Commercial real estate	304,313	-	548	304,861
Commercial construction and development	44,998	-	-	44,998
Farmland	44,213	-	916	45,129
Other loans:
Home equity	54,204	22	411	54,637
Consumer	18,914	-	129	19,043
Commercial	73,119	-	818	73,937
Agricultural	40,697	-	1,488	42,185
Total	$723,787	$22	$5,294	$729,103

	December 31, 2018
		Restructured
	Performing	Loans	Nonperforming	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$116,556	$-	$383	$116,939
Residential 1-4 family construction	26,534	-	634	27,168
Commercial real estate	255,005	-	1,779	256,784
Commercial construction and development	41,726	-	13	41,739
Farmland	29,915	-	-	29,915
Other loans:
Home equity	51,668	22	469	52,159
Consumer	16,438	-	127	16,565
Commercial	58,745	-	308	59,053
Agricultural	17,677	-	32	17,709
Total	$614,264	$22	$3,745	$618,031

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables include information regarding delinquencies within the loan portfolio.

	March 31, 2019
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$937	$-	$937	$349	$115,335	$116,621
Residential 1-4 family construction		-	-	635	27,057	27,692
Commercial real estate	181	-	181	548	304,132	304,861
Commercial construction and development	25	-	25	-	44,973	44,998
Farmland	-	225	225	691	44,213	45,129
Other loans:
Home equity	225	-	225	433	53,979	54,637
Consumer	191	-	191	129	18,723	19,043
Commercial	257	-	257	818	72,862	73,937
Agricultural	257	563	820	925	40,440	42,185
Total	$2,073	$788	$2,861	$4,528	$721,714	$729,103

	December 31, 2018
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$381	$130	$511	$253	$116,175	$116,939
Residential 1-4 family construction	118	-	118	634	26,416	27,168
Commercial real estate	975	1,347	2,322	432	254,030	256,784
Commercial construction and development	9	-	9	13	41,717	41,739
Farmland	-	-	-	-	29,915	29,915
Other loans:
Home equity	39	-	39	491	51,629	52,159
Consumer	135	-	135	127	16,303	16,565
Commercial	284	-	284	308	58,461	59,053
Agricultural	91	-	91	32	17,586	17,709
Total	$2,032	$1,477	$3,509	$2,290	$612,232	$618,031

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE - continued

The following tables include information regarding impaired loans.

	March 31, 2019
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
Real estate loans:
Residential 1-4 family	$349	$376	$-
Residential 1-4 family construction	635	685	-
Commercial real estate	548	681	-
Commercial construction and development	-	-	-
Farmland	691	728	-
Other loans:
Home equity	433	462	-
Consumer	129	138	-
Commercial	818	923	-
Agricultural	925	926	-
Total	$4,528	$4,919	$-

	December 31, 2018
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
Real estate loans:
Residential 1-4 family	$253	$277	$-
Residential 1-4 family construction	634	684	-
Commercial real estate	432	527	-
Commercial construction and development	13	26	-
Farmland	-	-	-
Other loans:
Home equity	491	522	-
Consumer	127	181	-
Commercial	308	310	-
Agricultural	32	32	-
Total	$2,290	$2,559	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

	Three Months Ended
	March 31,
	2019	2018
	Average Recorded Investment
	(In Thousands)
Real estate loans:
Residential 1-4 family	$301	$672
Residential 1-4 family construction	634	228
Commercial real estate	490	762
Commercial construction and development	7	-
Farmland	346	-
Other loans:
Home equity	462	242
Consumer	128	131
Commercial	563	135
Agricultural	478	-
Total	$3,409	$2,170

Interest income recognized on impaired loans for the three months ended March 31, 2019 and 2018 is considered insignificant.

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

During the year ended December 31, 2018, there was one new restructured loan. The recorded investment at time of restructure was $23,000 and no charge-off was incurred. The loan is a home equity loan and is on non-accrual status. The recorded investment was $22,000 at March 31, 2019 and December 31, 2018.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. TROUBLED DEBT RESTRUCTURINGS – continued

There were no loans modified as a troubled debt restructured loan that defaulted during the quarter ended March 31, 2019 where the default occurred within 12 months of restructuring. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of March 31, 2019, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

NOTE 5. DEPOSITS

Deposits are summarized as follows:

	March 31,	December 31,
	2019	2018
	(In Thousands)

Noninterest checking	$180,070	$142,788
Interest bearing checking	111,437	105,115
Savings	124,992	108,234
Money market	122,110	108,050
Time certificates of deposit	202,436	162,424
Total	$741,045	$626,611

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

	March 31, 2019		December 31, 2018
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)

Senior notes fixed at 5.75%, due 2022	$10,000	$(125)	$10,000	$(136)
Subordinated debentures fixed at 6.75%, due 2025	10,000	(138)	10,000	(143)
Subordinated debentures variable at 3-Month Libor plus 1.42%, due 2035	5,155	-	5,155	-
Total other long-term debt	$25,155	$(263)	$25,155	$(279)

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

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to Eagle Bancorp Statutory Trust I (“the Trust”). The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at 3-Month LIBOR plus 1.42%, making the rate 4.020% and 4.228% as of March 31, 2019 and December 31, 2018, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date.

For the three months ended March 31, 2019 and 2018, interest expense on other long-term debt was $365,000 and $347,000, respectively.

NOTE 7. EARNINGS PER SHARE

Basic earnings per share for the three months ended March 31, 2019 was computed using 6,450,326 weighted average shares outstanding. Basic earnings per share for the three months ended March 31, 2018 was computed using 5,311,527 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method by adjusting the number of shares outstanding by the shares purchased. The weighted average shares outstanding for the diluted earnings per share calculations was 6,510,486 for the three months ended March 31, 2019 and 5,375,987 for the three months ended March 31, 2018. There were no antidilutive shares for the three months ended March 31, 2019 or 2018.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. DIVIDENDS AND STOCK REPURCHASE PROGRAM

For the year ended December 31, 2018, Eagle paid dividends of $0.09 per share for the quarters ended March 31 and June 30, 2018. Eagle paid dividends of $0.0925 per share for the quarters ended September 30 and December 31, 2018. A dividend of $0.0925 per share was declared on January 24, 2019 and paid March 1, 2019 to shareholders of record on February 8, 2019. A dividend of $0.0925 per share was declared on April 18, 2019, payable on June 7, 2019 to shareholders of record on May 17, 2019.

On July 19, 2018, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased under this plan during the year ended December 31, 2018. However, during the first quarter of 2019, 42,000 shares were purchased at an average price of $17.43 per share. In addition, 28,000 shares were purchased during April 2019 at an average price of $17.09 per share. The plan expires on July 19, 2019.

On July 20, 2017, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. No shares were purchased under this plan. The plan expired on July 20, 2018.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

		Unrealized
	Unrealized	(Losses) Gains
	Gains (Losses)	on Investment
	on Loans	Securities
	Held-for-Sale	Available-for-Sale	Total

Balance, January 1, 2019	$227	$(1,338)	$(1,111)
Other comprehensive income, before reclassifications and income taxes	296	1,486	1,782
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(309)	55	(254)
Income tax benefit (expense)	4	(407)	(403)
Total other comprehensive (loss) income	(9)	1,134	1,125
Balance, March 31, 2019	$218	$(204)	$14

Balance, January 1, 2018	$234	$79	$313
Other comprehensive income (loss), before reclassifications and income taxes	262	(2,583)	(2,321)
Amounts reclassified from accumulated other comprehensive income, before income taxes	(325)	105	(220)
Income tax benefit	17	660	677
Total other comprehensive loss	(46)	(1,818)	(1,864)
Balance, March 31, 2018	$188	$(1,739)	$(1,551)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. DERIVATIVES AND HEDGING ACTIVITIES

Interest Rate Lock and Forward Commitments

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The Company also enters into forward commitments to hedge against adverse price or interest rate movements on loan commitments. The notional amount of forward commitments was $21,000,000 and $16,000,000 at March 31, 2019 and December 31, 2018, respectively The notional amount of interest rate lock commitments was $32,496,000 and $18,745,000 at March 31, 2019 and December 31, 2018, respectively. The fair value of such commitments was insignificant.

The Company has no other off-balance-sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the financial statements.

NOTE 11. FAIR VALUE DISCLOSURES

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

There are three levels of inputs that may be used to measure fair values:

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

	March 31, 2019
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency	$-	$9,746	$-	$9,746
Municipal obligations	-	67,556	-	67,556
Corporate obligations	-	11,281	-	11,281
Mortgage-backed securities	-	17,686	-	17,686
Collateralized mortgage obligations	-	23,764	-	23,764
Asset-backed securities	-	10,128	-	10,128
Loans held-for-sale	-	8,075	-	8,075

	December 31, 2018
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency	$-	$9,347	$-	$9,347
Municipal obligations	-	68,278	-	68,278
Corporate obligations	-	11,119	-	11,119
Mortgage-backed securities	-	19,348	-	19,348
Collateralized mortgage obligations	-	23,875	-	23,875
Asset-backed securities	-	10,198	-	10,198
Loans held-for-sale	-	7,318	-	7,318

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

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2019
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$4,528	$4,528
Repossessed assets	-	-	354	354

	December 31, 2018
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$2,290	$2,290
Repossessed assets	-	-	107	107

As of March 31, 2019, impaired loans with a carrying value of $4,528,000 were not reduced by specific valuation allowance allocations and therefore resulted in a total reported fair value of $4,528,000 based on collateral valuations utilizing Level 3 valuation inputs.

As of December 31, 2018, impaired loans with a carrying value of $2,290,000 were not reduced by specific valuation allowance allocations and therefore resulted in a total reported fair value of $2,290,000 based on collateral valuations utilizing Level 3 valuation inputs.

The following table represents the Banks’s Level 3 financial assets and liabilities, the valuation techniques used to measure the fair value of those financial assets and liabilities, and the significant unobservable inputs and the ranges of values for those inputs.

	Fair Value at		Principal	Significant	Range of
	March 31,	December 31,	Valuation	Unobservable	Signficant Input
Instrument	2019	2018	Technique	Inputs	Values
(Dollars In Thousands)

Impaired loans	$4,528	$2,290	Appraisal of collateral(1)	Appraisal adjustments	10	-	30%

Repossessed assets	$354	$107	Appraisal of collateral(1)(3)	Liquidation expenses(2)	10	-	30%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable, less associated allowance.
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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. FAIR VALUE DISCLOSURES - continued

FASB ASC Topic 825 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. Below is a table that summarizes the fair market values of all financial instruments of the Company at March 31, 2019 and December 31, 2018, followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

Because broadly traded markets do not exist for most of the Company’s financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. These determinations are subjective in nature, involve uncertainties and matters of significant judgment and do not include tax ramifications; therefore, the results cannot be determined with precision, substantiated by comparison to independent markets and may not be realized in an actual sale or immediate settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Company.

	March 31, 2019
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$11,279	$-	$-	$11,279	$11,279
Federal Home Loan Bank stock	4,807	-	-	4,807	4,807
Federal Reserve Bank stock	2,040	-	-	2,040	2,040
Loans receivable, net	-	-	722,217	722,217	721,712
Accrued interest and dividends receivable	5,005	-	-	5,005	5,005
Mortgage servicing rights	-	-	8,630	8,630	7,318
Financial liabilities:
Non-maturing interest bearing deposits	-	358,539	-	358,539	358,539
Noninterest bearing deposits	180,070	-	-	180,070	180,070
Time certificates of deposit	-	-	201,019	201,019	202,436
Accrued expenses and other liabilities	9,061	-	-	9,061	9,061
Federal Home Loan Bank advances and other borrowings	-	-	92,175	92,175	92,313
Other long-term debt	-	-	24,294	24,294	25,155
Off-balance-sheet instruments	-
Forward delivery commitments	-	-	-	-	-
Commitments to extend credit	-	-	-	-	-
Rate lock commitments	-	-	-	-	-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. FAIR VALUE DISCLOSURES – continued

	December 31, 2018
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

The following methods and assumptions were used by the Company in estimating the fair value of the following classes of financial instruments. However, the Form 10-K for the year ended December 31, 2018 provides additional description of valuation methodologies used in estimating fair value of these financial instruments.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. FAIR VALUE DISCLOSURES – continued

Mortgage Servicing Rights – the fair value of servicing rights was determined at loan level using a discount rate of 12.00% for all investor types and prepayment speeds ranging from 89.00% to 239.00% PSA (Public Securities Association prepayment model), depending on the interest rate and term of the specific loan. The weighted average prepayment speed was 113.00% PSA. Individual mortgage servicing rights values were capped at a maximum of 1.25% for all investor types.

Deposits and Time Certificates of Deposit – The fair value of deposits with no stated maturity, such as checking, passbook, and money market, is equal to the amount payable on demand. The fair value of time certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities.

Advances from the FHLB/Other Borrowings and Other Long-Term Debt – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective March 31, 2019 and December 31, 2018, respectively if the borrowings repriced according to their stated terms.

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

NOTE 12. MERGERS AND ACQUISITIONS

Effective January 1, 2019, Eagle completed its previously announced merger with BMB, pursuant to an Agreement and Plan of Merger, dated as of August 21, 2018, by and among Eagle, Opportunity Bank of Montana, BMB and BMB’s wholly-owned subsidiary, SBOT, a Montana chartered commercial bank. BMB merged with and into Eagle, with Eagle continuing as the surviving corporation. SBOT operated four branches in Townsend, Dutton, Denton and Choteau, Montana. The transaction provided an opportunity to expand market presence and lending activities, throughout the state. The acquisition closed after receipt of approvals from regulatory authorities, approval of BMB shareholders and the satisfaction of other closing conditions. The total consideration paid was $16,436,000 and included cash consideration of $1,000 and common stock issued of $16,435,000.

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

These transactions were accounted for under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. In business combination transactions in which the consideration given is not in the form of cash (that is, in the form of non-cash assets, liabilities incurred, or equity interests issued), measurement of the acquisition consideration is based on the fair value of the consideration given or the fair value of the asset (or net assets) acquired, whichever is more clearly evident and, thus, a more reliable measure.

Under FASB ASC 805, all of the assets acquired and liabilities assumed in a business combination are recognized at acquisition at their acquisition-date fair value, while transaction costs and restructuring costs associated with the business combination are expensed as incurred. The excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. Goodwill recorded in the acquisitions was accounted for in accordance with the authoritative business combination guidance. Accordingly, goodwill will not be amortized, but will be tested for impairment annually. The goodwill recorded is not deductible for federal income tax purposes.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12. MERGERS AND ACQUISITIONS – continued

The assets acquired and liabilities assumed were recorded on the consolidated statement of financial condition at estimated fair value on acquisition date. The following table summarizes the fair values of the assets acquired and liabilities assumed, consideration paid and the resulting goodwill. Amounts are considered provisional due to the timing of the acquisition.

	BMB	TwinCo
	January 1,	January 31,
	2019	2018
	(In Thousands)
Assets acquired:
Cash and cash equivalents	$6,902	$5,657
Investment securities	2,096	30,728
Loans	89,204	55,057
Premises and equipment	2,246	1,605
Cash surrender value of life insurance	2,862	-
Other real estate owned	223	135
Core deposit intangible	1,988	1,609
Other assets	1,995	1,258
Total assets acquired	$107,516	$96,049

Liabilities assumed:
Deposits	$92,706	$82,190
Accrued expenses and other liabilities	1,960	19
Total liabilities assumed	$94,666	$82,209

Net assets acquired	$12,850	$13,840

Consideration paid:
Cash	$1	$9,900
Common stock issued (996,041 shares BMB and 446,774 shares TwinCo)	16,435	9,030
Total consideration paid	$16,436	$18,930

Goodwill resulting from acquisition	$3,586	$5,090

For both the BMB and TwinCo acquisitions, the fair value analysis of the loan portfolios resulted in a valuation adjustment for each loan based on an amortization schedule of expected cash flow. Individual amortization schedules were used for each loan over a certain amount and those with specifically identified loss exposure. The remainder of the loans were grouped by type and risk rating into loan pools (based on loans type, fixed or variable interest rate, revolving or term payments and risk rating). Yield inputs for the amortization schedules included contractual interest rates, estimated prepayment speeds, liquidity adjustments and market yields. Credit inputs for the amortization schedules included probability of payment default, loss given default rates and individually identified loss exposure.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12. MERGERS AND ACQUISITIONS – continued

The total discount on BMB acquired loans was $2,813,000 as of January 1, 2019. During the quarter ended March 31, 2019, accretion of the loan discount was $439,000. The remaining loan discount was $2,374,000 as of March 31, 2019.

The total discount on TwinCo acquired loans was $1,834,000 as of January 31, 2018. During the quarter ended March 31, 2019, accretion of the loan discount was $81,000. During the year ended December 31, 2018, accretion of the loan discount was $589,000. The remaining loan discount was $1,164,000 as of March 31, 2019.

Four impaired loans were acquired through the BMB acquisition with a balance of $556,000 as of January 1, 2019. The balance of the loans as of March 31, 2019 was $544,000. Two impaired loans were acquired through the TwinCo acquisition with a balance of $1,188,000 as of January 31, 2018. The balance of the loans as of March 31, 2019 was $1,166,000. Acquired impaired loans are considered immaterial for separate disclosure in Note 3. Loans Receivable. The amounts recognized for loans have been determined provisionally due to the timing of the transaction.

Core deposit intangible assets of $1,988,000 were recorded for BMB and are being amortized using an accelerated method over the estimated useful lives of the related deposits of 10 years. The amounts recognized for deposits have been determined provisionally due to the timing of the transaction. Core deposit intangible assets of $1,609,000 were recorded for TwinCo and are being amortized using an accelerated method over the estimated useful lives of the related deposits of 10 years.

For both the BMB and TwinCo acquisition, the core deposit intangible value is a function of the difference between the cost of the acquired core deposits and the alternative cost of funds. These cash flow streams were discounted to present value. The fair value of other deposit accounts acquired were valued by estimating future cash flows to be received or paid from individual or homogenous groups of assets and liabilities and then discounting those cash flows to a present value using rates of return that were available in financial markets for similar financial instruments on or near the acquisition date.

Direct costs related to the acquisitions were expensed as incurred. The Company recorded acquisition costs related to BMB of $1,171,000 during the quarter ended March 31, 2019 and $804,000 during the year ended December 31, 2018. The Company recorded acquisition costs related to the TwinCo acquisition of $131,000 during the quarter ended June 30, 2018, $234,000 during the quarter ended March 31, 2018 and $676,000 during the year ended December 31, 2017. Acquisition costs included legal and professional fees and data processing expenses incurred related to the acquisitions.

Operations of BMB have been included in the consolidated financial statements since January 1, 2019. The Company does not consider BMB a separate reporting segment and does not track the amount of revenues and net income attributable to BMB since acquisition. As such, it is impracticable to determine such amounts for the period from January 1, 2019 through March 31, 2019.

Operations of TwinCo have been included in the consolidated financial statements since February 1, 2018. The Company does not consider TwinCo a separate reporting segment and does not track the amount of revenues and net income attributable to TwinCo since acquisition. As such, it is impracticable to determine such amounts for the period from February 1, 2018 through March 31, 2019.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12. MERGERS AND ACQUISITIONS – continued

The accompanying consolidated statements of income include the results of operations of the BMB acquired entity since the January 1, 2019 acquisition date. The following table presents unaudited pro forma results of operations for the three months ended March 31, 2019 and 2018 as if the acquisition had occurred on January 1, 2018. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments and amortization of the core deposit intangible asset. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company purchased and assumed the assets and liabilities of BMB on January 1, 2018. Cost savings are also not reflected in the unaudited pro forma amounts for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
	2019	2018
	(In Thousands)
Pro forma net income1)
Net interest income after loan loss provision	$8,771	$7,520
Noninterest income	3,941	2,895
Noninterest expense	11,268	9,433
Income before income taxes1)	1,444	982
Income tax expense	289	197
Net income1)	$1,155	$785

Pro forma earnings per share1)
Basic earnings per share	$0.18	$0.21
Diluted earnings per share	$0.18	$0.20

Weighted average shares outstanding, basic	6,450,326	3,811,409
Weighted average shares outstanding, diluted	6,510,486	3,875,677

1)	Significant assumptions utilized include the acquisition cost noted above, accretion of interest rate fair value adjustments and a 20% effective tax rate.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The amendment has a number of provisions including the requirements that public business entities use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, a separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities or loans receivables), and eliminating the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendment was effective for annual and interim reporting periods beginning after December 15, 2017 and was adopted by the Company in the first quarter of 2018. Note 11. Fair Value Disclosures reflects the provisions of this pronouncement and did not have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) intended to improve financial reporting regarding leasing transactions. The new standard affects all companies and organizations that lease assets. The standard requires organizations to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases if the lease terms are more than 12 months. The guidance also requires qualitative and quantitative disclosures providing additional information about the amounts recorded in the financial statements. The amendments in this update were effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and was adopted by the Company in the first quarter of 2019. The adoption of the standard did not have a significant impact on our consolidated financial statements. The Company’s operating leases primarily relate to branch locations. We currently lease six locations that are full-service branches and one mortgage lending branch. The leases expire on various dates through 2028. As a result of adopting the lease standard on January 1, 2019, the Company recorded right of use assets of $2,461,000 and corresponding lease liabilities. The right of use assets are included in premises and equipment, net and the lease liabilities are included in accrued expenses and other liabilities on the consolidated statement of financial condition.

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables–Nonrefundable Fees and Other Costs (Subtopic 310-20) to shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. Currently, entities generally amortize the premium as a yield adjustment over the contractual life of the security. The guidance does not change the accounting for callable debt securities held at a discount. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of this standard in the first quarter of 2019 did not have a significant impact on our consolidated financial statements, as we typically do not invest in these types of securities.

NOTE 14. SUBSEQUENT EVENTS

As disclosed in our Form 8-K filed April 23, 2019, the number of authorized shares of common stock, $0.01 par value per share was increased from 8,000,000 shares to 20,000,000 shares.

In addition, See Note 8. Dividends and Stock Repurchase Program for subsequent event regarding repurchase of common stock during 2019.

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

The Bank has a strong mortgage lending focus, with a large portion of its loan originations represented by single-family residential mortgages, which has enabled it to successfully market home equity loans, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.). In recent years, the Bank has also focused on adding commercial loans to its portfolio, both real estate and non-real estate. We have made significant progress in this initiative. The purpose of this diversification is to mitigate the Bank’s dependence on the residential mortgage market, as well as to improve its ability to manage its spread. Recent acquisitions have added to our agricultural loans, which generally have shorter maturities and nominally higher interest rates. This has provided additional interest income and improved interest rate sensitivity. The Bank’s management recognizes that fee income will also enable it to be less dependent on specialized lending and it now maintains a significant loan serviced portfolio which provides a steady source of fee income. Fee income is also supplemented with fees generated from the Bank’s deposit accounts. The Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread. Non-maturity deposits and certificates of deposits do not automatically reprice as interest rates rise. Gain on sale of loans also provides significant noninterest income in periods of high mortgage loan origination volumes. Such income will be adversely affected in periods of lower mortgage activity.

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee changed the federal funds target rate from 1.50% to 2.50% during the year ended December 31, 2018. The rate remained at 2.50% at March 31, 2019.

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

Effective January 1, 2019, Eagle completed its previously announced merger with Big Muddy Bancorp, Inc. (“BMB”), pursuant to an Agreement and Plan of Merger, dated as of August 21, 2018, by and among Eagle, Opportunity Bank of Montana, BMB and BMB’s wholly-owned subsidiary, The State Bank of Townsend, a Montana chartered commercial bank. At the effective time of the Merger, BMB merged with and into Eagle, with Eagle continuing as the surviving corporation. The State Bank of Townsend operated four branches in Townsend, Dutton, Denton and Choteau, Montana. The transaction provided an opportunity to expand market presence and lending activities, throughout the state. The acquisition closed after receipt of approvals from regulatory authorities, approval of BMB shareholders and the satisfaction of other closing conditions. The total consideration paid was $16.44 million and it was primarily related to common stock issued.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between March 31, 2019 and December 31, 2018.

Total assets were $979.60 million at March 31, 2019, an increase of $125.70 million, or 14.7%, from $853.90 million at December 31, 2018. The increase was largely due to the change in loans receivable significantly impacted by the acquisition of BMB. Loans receivable increased by $110.59 million, or 18.1%, to $720.92 million at March 31, 2019, from $610.33 million at December 31, 2018. Total liabilities were $867.31 million at March 31, 2019, an increase of $108.21 million, or 14.3%, from $759.10 million at December 31, 2018. The increase was mainly due to an increase in deposits largely due to the BMB acquisition. Total deposits increased by $114.44 million, or 18.3%, to $741.05 million at March 31, 2019, from $626.61 million at December 31, 2018.

Balance Sheet Details

Investment Activities

The following table summarizes investment activities:

	March 31,		December 31,
	2019		2018
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency	$9,746	6.53%	$9,347	6.22%
Municipal obligations	67,556	45.27%	68,278	45.44%
Corporate obligations	11,281	7.56%	11,119	7.40%
Mortgage-backed securities	17,686	11.85%	19,348	12.88%
Collateralized mortgage obligations	23,764	15.92%	23,875	15.89%
Asset-backed securities	10,128	6.79%	10,198	6.79%
Total securities available-for-sale	140,161	93.92%	142,165	94.62%

Interest bearing deposits	2,225	1.49%	1,057	0.70%
FHLB capital stock, at cost	4,807	3.22%	5,011	3.33%
FRB capital stock, at cost	2,040	1.37%	2,033	1.35%
Total	$149,233	100.00%	$150,266	100.00%

Securities available-for-sale were $140.16 million at March, 31, 2019, a decrease of $2.01 million, or 1.4%, from $142.17 million at December 31, 2018. The largest decrease in securities available-for-sale was in mortgage-backed securities and it was due to principal payments.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	March 31,		December 31,
	2019		2018
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential 1-4 family (1)	$116,621	16.00%	$116,939	18.92%
Residential 1-4 family construction	27,692	3.80%	27,168	4.40%
Total residential 1-4 family	144,313	19.80%	144,107	23.32%

Commercial real estate	304,861	41.81%	256,784	41.54%
Commercial construction and development	44,998	6.17%	41,739	6.75%
Farmland	45,129	6.19%	29,915	4.84%
Total commercial real estate	394,988	54.17%	328,438	53.13%

Total real estate loans	539,301	73.97%	472,545	76.45%
Other loans:
Home equity	54,637	7.49%	52,159	8.44%
Consumer	19,043	2.61%	16,565	2.68%

Commercial	73,937	10.14%	59,053	9.56%
Agricultural	42,185	5.79%	17,709	2.87%
Total commercial loans	116,122	15.93%	76,762	12.43%

Total other loans	189,802	26.03%	145,486	23.55%

Total loans	729,103	100.00%	618,031	100.00%

Deferred loan fees	(1,083)		(1,098)
Allowance for loan losses	(7,100)		(6,600)

Total loans, net	$720,920		$610,333

(1) Excludes loans held-for-sale.

Loans receivable, net increased $110.59 million to $720.92 million at March 31, 2019 due largely the BMB acquisition. The BMB acquisition included $89.20 million of acquired loans. Excluding acquired loans, loans receivable increased by $21.39 million. Including acquired loans, total commercial real estate loans increased $66.55 million, total commercial loans increased $39.37 million, home equity loans increased $2.48 million, consumer loans increased $2.47 million and total residential loans increased $206,000. Total loan originations were $127.88 million for the three months ended March 31, 2019, with total residential 1-4 family accounting for $78.98 million of the total. Total commercial real estate originations were $31.09 million. Total commercial and home equity loan originations totaled $11.29 million and $4.37 million, respectively, for the same period. Consumer loan originations totaled $2.15 million. Loans held-for-sale increased by $757,000, to $8.08 million at March 31, 2019 from $7.32 million at December 31, 2018.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. Subsequent write-downs are recorded as a charge to operations. As of March 31, 2018, the Bank had $354,000 of real estate owned.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities – continued

The following table sets forth information regarding nonperforming assets:

	March 31,	December 31,
	2019	2018
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential 1-4 family	$349	$253
Residential 1-4 family construction	635	634
Commercial real estate	548	432
Commercial construction and development	-	13
Farmland	691	-
Other loans:
Home equity	411	469
Consumer	129	127
Commercial	818	308
Agricultural	925	32
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	-	130
Commercial real estate	-	1,347
Farmland	225	-
Other loans:
Agricultural	563	-
Restructured loans:
Other loans:
Home equity	22	22
Total nonperforming loans	5,316	3,767
Real estate owned and other repossed property, net	354	107
Total nonperforming assets	$5,670	$3,874

Total nonperforming loans to total loans	0.73%	0.61%
Total nonperforming loans to total assets	0.54%	0.44%
Total allowance for loan loss to nonperforming loans	133.56%	175.21%
Total nonperforming assets to total assets	0.58%	0.45%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	March 31,		December 31,
	2019		2018
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$180,070	24.30%	$142,788	22.79%
Interest bearing checking	111,437	15.04%	105,115	16.78%
Savings	124,992	16.87%	108,234	17.27%
Money market	122,110	16.48%	108,050	17.24%
Total	538,609	72.68%	464,187	74.08%
Certificates of deposit accounts:
IRA certificates	29,972	4.04%	28,198	4.50%
Brokered certificates	7,306	0.99%	-	0.00%
Other certificates	165,158	22.29%	134,226	21.42%
Total certificates of deposit	202,436	27.32%	162,424	25.92%
Total deposits	$741,045	100.00%	$626,611	100.00%

Deposits increased by $114.44 million, or 18.3%, to $741.05 million at March 31, 2019 from $626.61 million at December 31, 2018. The increase was largely due to increased deposits as a result of the BMB acquisition. Excluding acquired deposits, total deposits increased by $21.73 million. Including acquired deposits, certificates of deposit increased by $40.01 million, noninterest checking increased by $37.29 million, savings increased by $16.76 million, money market increased by $14.06 million and interest bearing checking increased by $6.32 million.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

The following table summarizes borrowing activity:

	March 31,		December 31,
	2019		2018
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings	$92,313	78.76%	$102,222	80.43%
Other long-term debt:
Senior notes fixed at 5.75%, due 2022	9,875	8.43%	9,864	7.76%
Subordinated debentures fixed at 6.75%, due 2025	9,862	8.41%	9,857	7.76%
Subordinated debentures variable, due 2035	5,155	4.40%	5,155	4.05%
Total other long-term debt	24,892	21.24%	24,876	19.57%
Total borrowings	117,205	100.00%	127,098	100.00%

FHLB advances and other borrowings decreased by $9.91 million, or 9.7%, to $92.31 million at March 31, 2019 from $102.22 million at December 31, 2018. The decreased borrowings are due in part to acquired deposits exceeding acquired loans.

Shareholders’ Equity

Total shareholders’ equity increased $17.48 million, or 18.4%, to $112.29 million at March 31, 2019 from $94.81 million at December 31, 2018. This was primarily the result of stock issued in connection with the BMB acquisition of $16.44 million. The increase was also due to net income of $1.18 million and other comprehensive income of $1.13 million. These increases were slightly offset by treasury stock purchased for $732,000 and dividends paid of $597,000.

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

	For the Three Months Ended March 31,
		2019			2018
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$140,801	$958	2.76%	$151,316	$989	2.65%
FHLB and FRB stock	7,122	95	5.41%	6,006	79	5.33%
Loans receivable, net(1)	726,657	10,048	5.61%	573,015	6,872	4.86%
Other earning assets	4,092	20	1.98%	5,665	17	1.22%
Total interest earning assets	878,672	11,121	5.13%	736,002	7,957	4.38%
Noninterest earning assets	88,156			80,686
Total assets	$966,828			$816,688

Liabilities and equity:
Interest bearing liabilities:
Deposit accounts:
Checking	$117,568	$11	0.04%	$108,836	$9	0.03%
Savings	118,550	16	0.05%	101,183	14	0.06%
Money market	121,860	95	0.32%	106,763	48	0.18%
Certificates of deposit	195,667	665	1.38%	162,237	355	0.89%
Advances from FHLB and other borrowings including long-term debt	125,506	959	3.10%	108,885	684	2.55%
Total interest bearing liabilities	679,151	1,746	1.04%	587,904	1,110	0.77%
Noninterest checking	171,175			126,553
Other noninterest bearing liabilities	8,380			13,554
Total liabilities	858,706			728,011

Total equity	108,122			88,677
Total liabilities and equity	$966,828			$816,688
Net interest income/interest rate spread(2)		$9,375	4.09%		$6,847	3.61%

Net interest margin(3)			4.33%			3.77%
Total interest earning assets to interest bearing liabilities			129.38%			125.19%

(1)	Includes loans held-for-sale.
(2)	Interest rate spread represents the difference between the average yield on interest earning assets and the average rate on interest bearing liabilities.
(3)	Net interest margin represents income before the provision for loan losses divided by average interest earning assets.
(4)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.

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

	For the Three Months Ended March 31,
	2019			2018
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$(69)	$38	$(31)	$132	$128	$260
FHLB, FRB and Farmer Mac stock	15	1	16	19	20	39
Loans receivable, net	1,843	1,333	3,176	1,157	145	1,302
Other earning assets	(5)	8	3	19	(3)	16
Total interest earning assets	1,784	1,380	3,164	1,327	290	1,617

Interest bearing liabilities:
Checking, savings and money market accounts	12	39	51	7	23	30
Certificates of deposit	73	237	310	(4)	20	16
Advances from FHLB and other borrowings including long-term debt	105	170	275	144	63	207
Total interest bearing liabilities	190	446	636	147	106	253

Change in net interest income	$1,594	$934	$2,528	$1,180	$184	$1,364

Results of Operations for the Three Months Ended March 31, 2019 and March 31, 2018

Net Income. Eagle’s net income for the three months ended March 31, 2019 was $1.18 million compared to $573,000 for the three months ended March 31, 2018. This increase of $610,000 was due to an increase in net interest income after loan loss provision of $2.42 million and an increase in noninterest income of $1.26 million. These increases were partially offset by an increase in noninterest expense of $2.95 million and an increase in income tax expense of $134,000. Basic and diluted earnings per share were both $0.18 for the current period. Basic and diluted earnings per share were both $0.11 per share for the prior year comparable period.

Net Interest Income. Net interest income increased to $9.38 million for the three months ended March 31, 2019, compared to $6.85 million for the same quarter in the prior year. This increase of $2.53 million, or 36.9%, was primarily the result of an increase in interest and dividend income of $3.16 million, slightly offset by an increase in interest expense of $636,000.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2019 and March 31, 2018 – continued

Interest and Dividend Income. Interest and dividend income was $11.12 million for the three months ended March 31, 2019, compared to $7.96 million for the three months ended March 31, 2018, an increase of $3.16 million, or 39.7%. Interest and fees on loans increased to $10.05 million for the three months ended March 31, 2019 from $6.87 million for the three months ended March 31, 2018. This increase of $3.18 million, or 46.3%, was due to an increase in the average balance of loans, as well as an increase in the average yield of loans for the three months ended March 31, 2019. Average balances for loans receivable, net, including loans held-for-sale, for the three months ended March 31, 2019 were $726.66 million, compared to $573.02 million for the prior year period. This represents an increase of $153.64 million, or 26.8% and was largely impacted by the BMB acquisition and a full quarter impact of the TwinCo acquisition. The average interest rate earned on loans receivable increased by 75 basis points, from 4.86% for the three months ended March 31, 2018, to 5.61% for the three months ended March 31, 2019. Interest and dividends on investment securities available-for-sale decreased slightly by $31,000 or 3.1% for the three months ended March 31, 2019. Average balances for investments decreased to $140.80 million for the three months ended March 31, 2019, from $151.32 million for the three months ended March 31, 2018. However, average interest rates earned on investments increased slightly from 2.65% for the three months ended March 31, 2018, to 2.76% for the three months ended March 31, 2019.

Interest Expense. Total interest expense for the three months ended March 31, 2019 was $1.75 million compared to $1.11 million for the three months ended March 31, 2018. The increase of $636,000, or 57.3%, was due to an increase in interest expense on deposits, as well as an increase in interest expense on advances from FHLB and other borrowings including long-term debt. The average balance for total deposits was $724.82 million for the three months ended March 31, 2019 compared to $605.57 million for the three months ended March 31, 2018. This increase was due in part to the BMB acquisition and a full quarter impact of the TwinCo acquisition. The overall average rate on total deposits was 0.44% for the three months ended March 31, 2019 compared to 0.29% for the three months ended March 31, 2018. The average borrowing balance for advances from FHLB and other borrowings including long-term debt increased from $108.89 million for the three months ended March 31, 2018 to $125.51 million for the three months ended March 31, 2019. In addition, the average rate paid increased from 2.55% for the three months ended March 31, 2018, to 3.10% for the three months ended March 31, 2019.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank and past due loans in the portfolio. The Bank’s policies require a review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. The Bank recorded $604,000 in loan loss provisions for the three months ended March 31, 2019 and $502,000 for the three months ended March 31, 2018. Management believes the level of total allowances is adequate. Total nonperforming loans, including restructured loans, net, was $5.32 million at March 31, 2019 compared to $3.77 million at December 31, 2018. The Bank has $354,000 in other real estate owned and other repossessed assets at March 31, 2019 compared to $107,000 at December 31, 2018.

Noninterest Income. Total noninterest income was $3.94 million for the three months ended March 31, 2019 compared to $2.68 million for the three months ended March 31, 2018. The increase of $1.26 million, or 47.0%, is largely due to an increase in net gain on sale of loans of $1.16 million. During the three months ended March 31, 2019, $72.32 million of mortgage loans were sold compared to $47.01 million for the three months ended March 31, 2018.

Noninterest Expense. Noninterest expense was $11.27 million for the three months ended March 31, 2019 compared to $8.32 million for the three months ended March 31, 2018. The increase of $2.95 million, or 35.5%, is largely due to an increase in salaries and employee benefits expenses of $1.08 million. The increase in salaries expense is due in part to higher commission-based compensation related to the continued loan growth in both commercial and mortgage lending activities as well as the TwinCo and BMB acquisitions. In addition, acquisition costs increased $937,000 due to the BMB acquisition.

Income Tax Expense. Income tax expense was $261,000 for the three months ended March 31, 2019, compared to $127,000 for the three months ended March 31, 2018. The effective tax rate for both periods was 18.1%.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity

The Bank is required to maintain minimum levels of liquid assets as defined by the Montana Division of Banking and Federal Reserve Bank (“FRB”) regulations. The liquidity requirement is retained for safety and soundness purposes, and appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of both March 31, 2019 and December 31, 2018.

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

Capital Resources

As of March 31, 2019, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 6.5% compared to an increase of 2.3% as of December 31, 2018. The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

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

The Bank’s Tier 1 leverage ratio, as measured under State of Montana and FRB rules, increased from 11.222% as of December 31, 2018 to 11.272% as of March 31, 2019. The Bank’s capital position helps to mitigate its interest rate risk exposure.

As of March 31, 2019, the Bank’s regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed “well capitalized” pursuant to State of Montana and FRB rules. At March 31, 2019, the Bank’s total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios were 15.320%, 14.352%, 14.352% and 11.272%, respectively, compared to regulatory requirements of 10.500%, 8.500%, 7.000% and 4.000%, respectively. All of these ratios with the exception of the Tier 1 leverage ratio include the capital conservation buffer of 2.500% phased-in beginning January 1, 2019.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources – continued

Capital Resources – continued

	March 31, 2019
	(Unaudited)
	Dollar	% of
	Amount	Assets
	(Dollars in Thousands)
Total risk-based capital to risk weighted assets:
Actual capital level	$112,400	15.320%
Minimum required for capital adequacy Basel III phase-in schedule	77,037	10.500
Excess capital	$35,363	4.820%

Tier I capital to risk weighted assets:
Actual capital level	$105,300	14.352%
Minimum required for capital adequacy Basel III phase-in schedule	62,363	8.500
Excess capital	$42,937	5.852%

Common equity tier I capital to risk weighted assets:
Actual capital level	$105,300	14.352%
Minimum required for capital adequacy Basel III phase-in schedule	51,358	7.000
Excess capital	$53,942	7.352%

Tier I capital to adjusted total average assets:
Actual capital level	$105,300	11.272%
Minimum required for capital adequacy Basel III phase-in schedule	37,366	4.000
Excess capital	$67,934	7.272%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Rate Risk – continued

The Bank has established acceptable levels of interest rate risk for an instantaneous and permanent shock in rates as follows: Projected net interest income over the next twelve months (i.e. year-1) will not be reduced by more than 15.0% given an immediate change in interest rates of up to 200 basis points (+ or -). Furthermore, projected net interest income over the subsequent twelve months (i.e. year-2) will not be reduced by more than 15.0%.

The following table includes the Bank’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of March 31, 2019		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	0.80%	1.19%	-15.00%
-200	-2.27%	-7.01%	-15.00%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of March 31, 2019, our disclosure controls and procedures were effective. During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors.

There have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On July 20, 2017, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. No shares were purchased under this plan. The plan expired on July 20, 2018.

On July 19, 2018, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased under this plan during the year ended December 31, 2018. The plan expires on July 19, 2019.

The following table summarizes the Company’s purchase of its common stock for the three months ended March 31, 2019.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2019 through January 31, 2019	13,500	$16.86	13,500	86,500

February 1, 2019 through February 28, 2019	22,500	$17.87	22,500	64,000

March 1, 2019 through March 31, 2019	6,000	$17.05	6,000	58,000

Total	42,000	$17.43	42,000

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Part II - OTHER INFORMATION (CONTINUED)

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Eagle Bancorp Montana, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on February 23, 2010).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.

3.3	Bylaws of Eagle Bancorp Montana, Inc., amended as of August 20, 2015 (incorporated by reference to 3.1 of our Current Report on Form 8-K filed on August 25, 2015).

10.1	Salary Continuation Agreement between Opportunity Bank of Montana and Laura Clark (filed herewith).

10.2	Salary Continuation Agreement between Opportunity Bank of Montana and Dale Field (filed herewith).

10.3	Salary Continuation Agreement between Opportunity Bank of Montana and Chantelle Nash (filed herewith).

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

EAGLE BANCORP MONTANA, INC.

Date: May 9, 2019	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: May 9, 2019	By:	/s/ Laura F. Clark
Laura F. Clark
Executive Vice President/CFO