Form 10-Q
period 2019-06-30
Eagle Bancorp Montana, Inc.
filed 2019-08-07
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [X]
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

As of August 7, 2019

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

These forward-looking statements are based on current beliefs and expectations of the management of Eagle Bancorp Montana, Inc. (“Eagle” or the “Company”) and Opportunity Bank of Montana (“OBMT” or the “Bank”), Eagle’s wholly-owned subsidiary, and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS:
Cash and due from banks	$10,581	$10,144
Interest bearing deposits in banks	2,855	1,057
Total cash and cash equivalents	13,436	11,201

Securities available-for-sale, at fair value	124,065	142,165
Federal Home Loan Bank ("FHLB") stock	5,384	5,011
Federal Reserve Bank ("FRB") stock	2,526	2,033
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale, at fair value	23,760	7,318
Loans receivable, net of deferred loan fees of $1,215 at June 30, 2019 and $1,098 at December 31, 2018 and allowance for loan losses of $7,750 at June 30, 2019 and $6,600 at December 31, 2018	744,684	610,333
Accrued interest and dividends receivable	4,903	3,479
Mortgage servicing rights, net	7,666	7,100
Premises and equipment, net	36,992	29,343
Cash surrender value of life insurance, net	23,724	20,545
Real estate and other repossessed assets acquired in settlement of loans, net	91	107
Goodwill	15,710	12,124
Core deposit intangible, net	3,136	1,498
Deferred tax asset, net	75	1,190
Other assets	1,418	301

Total assets	$1,007,725	$853,903

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	June 30,	December 31,
	2019	2018
LIABILITIES:
Deposit accounts:
Noninterest bearing	$183,116	$142,788
Interest bearing	565,272	483,823
Total deposits	748,388	626,611

Accrued expenses and other liabilities	11,987	5,388
FHLB advances and other borrowings	106,748	102,222
Other long-term debt:
Principal amount	25,155	25,155
Unamortized debt issuance costs	(247)	(279)
Total other long-term debt, net	24,908	24,876

Total liabilities	892,031	759,097

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 20,000,000 and 8,000,000 shares authorized; 6,714,983 and 5,718,942 shares issued; 6,403,693 and 5,477,652 shares outstanding at June 30, 2019 and December 31, 2018, respectively)	67	57
Additional paid-in capital	68,535	52,051
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(393)	(477)
Treasury stock, at cost	(3,850)	(2,640)
Retained earnings	50,167	46,926
Accumulated other comprehensive income (loss), net of tax	1,168	(1,111)
Total shareholders' equity	115,694	94,806

Total liabilities and shareholders' equity	$1,007,725	$853,903

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$10,599	$7,862	$20,647	$14,734
Securities available-for-sale	928	1,021	1,886	2,010
FHLB and FRB dividends	95	74	190	153
Interest on deposits in banks	13	18	31	35
Other interest income	3	1	5	1
Total interest and dividend income	11,638	8,976	22,759	16,933

INTEREST EXPENSE:
Deposits	924	494	1,711	920
FHLB advances and other borrowings	656	315	1,250	652
Other long-term debt	364	357	729	704
Total interest expense	1,944	1,166	3,690	2,276

NET INTEREST INCOME	9,694	7,810	19,069	14,657

Loan loss provision	697	24	1,301	526

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	8,997	7,786	17,768	14,131

NONINTEREST INCOME:
Service charges on deposit accounts	292	214	553	440
Net gain on sale of loans	3,360	1,720	5,959	3,159
Mortgage banking	722	194	1,087	513
Wealth management income	135	147	247	279
Interchange and ATM fees	338	271	613	496
Appreciation in cash surrender value of life insurance	160	146	317	270
Net gain (loss) on sale of available-for-sale securities	104	15	49	(90)
Net gain (loss) on sale of real estate owned and other repossessed property	19	(32)	(18)	(57)
Other noninterest income	373	40	390	143
Total noninterest income	5,503	2,715	9,197	5,153

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
NONINTEREST EXPENSE:
Salaries and employee benefits	$6,510	$5,461	$12,502	$10,370
Occupancy and equipment expense	1,043	835	2,077	1,663
Data processing	854	673	1,782	1,310
Advertising	212	298	480	576
Amortization of core deposit intangible and tax credits	253	235	507	337
Loan costs	177	179	312	315
Federal insurance premiums	55	69	115	138
Postage	79	84	147	134
Legal, accounting and examination fees	236	184	510	326
Consulting fees	44	25	75	42
Acquisition costs	5	131	1,176	365
Other noninterest expense	1,005	701	1,811	1,382
Total noninterest expense	10,473	8,875	21,494	16,958

INCOME BEFORE PROVISION FOR INCOME TAXES	4,027	1,626	5,471	2,326

Income tax provision (includes ($105) and ($73) for the three months ended June 30, 2019 and 2018, respectively, and ($172) and ($132) for the six months ended June 30, 2019 and 2018, respectively related to income tax benefit from reclassification items)	780	293	1,041	420

NET INCOME	$3,247	$1,333	$4,430	$1,906

BASIC EARNINGS PER SHARE	$0.51	$0.24	$0.69	$0.35

DILUTED EARNINGS PER SHARE	$0.51	$0.24	$0.69	$0.35

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	6,408,627	5,460,452	6,429,362	5,386,401

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	6,425,015	5,524,912	6,446,368	5,450,861

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

NET INCOME	$3,247	$1,333	$4,430	$1,906

OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS) BEFORE TAX:
Change in fair value of investment securities available-for-sale	1,965	(216)	3,451	(2,799)
Reclassification for net realized (gains) losses on investment securities included in income	(104)	(15)	(49)	90
Change in fair value of loans held-for-sale	-	402	296	664
Reclassification for net realized gains on loans held-for-sale	(296)	(262)	(605)	(587)
Total other items of comprehensive income (loss)	1,565	(91)	3,093	(2,632)

Income tax (provision) benefit related to:
Investment securities	(489)	60	(896)	720
Loans held-for-sale	78	(37)	82	(20)
Total income tax (provision) benefit	(411)	23	(814)	700

COMPREHENSIVE INCOME (LOSS)	$4,401	$1,265	$6,709	$(26)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Six Months Ended June 30, 2019 and 2018

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							ACCUMULATED
				UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	(LOSS) INCOME	TOTAL

Balance at January 1, 2019	$-	$57	$52,051	$(477)	$(2,640)	$46,926	$(1,111)	$94,806

Net income	-	-	-	-	-	1,183	-	1,183
Other comprehensive income	-	-	-	-	-	-	1,125	1,125
Dividends paid ($0.0925 per share)	-	-	-	-	-	(597)	-	(597)
Stock issued in connection with Big Muddy Bancorp, Inc. acquisition	-	10	16,425	-	-	-	-	16,435
ESOP shares allocated (4,154 shares)	-	-	30	42	-	-	-	72
Treasury stock purchased (42,000 shares at $17.43 average cost per share)	-	-	-	-	(732)	-	-	(732)

Balance at March 31, 2019	-	67	68,506	(435)	(3,372)	47,512	14	112,292

Net income	-	-	-	-	-	3,247	-	3,247
Other comprehensive income	-	-	-	-	-	-	1,154	1,154
Dividends paid ($0.0925 per share)	-	-	-	-	-	(592)	-	(592)
ESOP shares allocated (4,154 shares)	-	-	29	42	-	-	-	71
Treasury stock purchased (28,000 shares at $17.09 average cost per share)	-	-	-	-	(478)	-	-	(478)

Balance at June 30, 2019	$-	$67	$68,535	$(393)	$(3,850)	$50,167	$1,168	$115,694

Balance at January 1, 2018	$-	$53	$42,780	$(643)	$(2,826)	$43,939	$313	$83,616

Net income	-	-	-	-	-	573	-	573
Other comprehensive loss	-	-	-	-	-	-	(1,864)	(1,864)
Dividends paid ($0.0900 per share)	-	-	-	-	-	(492)	-	(492)
Stock issued in connection with TwinCo acquisition	-	4	9,026	-	-	-	-	9,030
ESOP shares allocated (4,154 shares)	-	-	43	42	-	-	-	85

Balance at March 31, 2018	-	57	51,849	(601)	(2,826)	44,020	(1,551)	90,948

Net income	-	-	-	-	-	1,333	-	1,333
Other comprehensive loss	-	-	-	-	-	-	(68)	(68)
Dividends paid ($0.0900 per share)	-	-	-	-	-	(491)	-	(491)
ESOP shares allocated (4,154 shares)	-	-	41	42	-	-	-	83

Balance at June 30, 2018	$-	$57	$51,890	$(559)	$(2,826)	$44,862	$(1,619)	$91,805

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,430	$1,906
Adjustments to reconcile net income to net cash provided by operating activities:
Loan loss provision	1,301	526
Depreciation	861	578
Net amortization of investment securities premium and discounts	537	648
Amortization of mortgage servicing rights	635	610
Amortization of right of use assets	235	-
Amortization of core deposit intangible and tax credits	507	337
ESOP compensation expense for allocated shares	143	168
Deferred income tax provision	229	240
Net gain on sale of loans	(5,959)	(3,159)
Net (gain) loss on sale of available-for-sale securities	(49)	90
Net loss on sale of real estate owned and other repossessed assets	18	57
Net appreciation in cash surrender value of life insurance	(317)	(211)
Net change in:
Accrued interest and dividends receivable	(168)	(408)
Loans held-for-sale	(10,792)	485
Other assets	(892)	167
Accrued expenses and other liabilities	2,462	694
Net cash (used in) provided by operating activities	(6,819)	2,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	53,257	45,080
Maturities, principal payments and calls	6,986	5,950
Purchases	(37,133)	(45,970)
FHLB stock purchased	(109)	(362)
FRB stock purchased	(493)	(554)
Net cash received (paid) for acquisitions	6,901	(4,243)
Loan origination and principal collection, net	(47,780)	(14,395)
Proceeds from sale of bank owned life insurance	-	205
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	352	150
Purchases of premises and equipment	(4,125)	(4,984)
Net cash used in investing activities	(22,144)	(19,123)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$29,071	$10,421
Net short-term (payments) advances on FHLB and other borrowings	(1,625)	23,376
Long-term advances from FHLB and other borrowings	28,000	-
Payments on long-term FHLB and other borrowings	(21,849)	(14,876)
Purchase of treasury stock	(1,210)	-
Dividends paid	(1,189)	(983)
Net cash provided by financing activities	31,198	17,938

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,235	1,543

CASH AND CASH EQUIVALENTS, beginning of period	11,201	7,437

CASH AND CASH EQUIVALENTS, end of period	$13,436	$8,980

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,352	$2,120

Cash paid during the period for income taxes	$170	$230

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in market value of securities available-for-sale	$3,402	$(2,709)

Mortgage servicing rights recognized	$1,201	$748

Right of use assets obtained in exchange for lease liabilities	$2,374	$-

Loans transferred to real estate and other assets acquired in foreclosure	$131	$4

Stock issued in connection with acquisitions	$16,435	$9,030

See Note 2. Mergers and Acquisitions for additional information related to assets acquired and liabilities assumed in acquisitions.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

Eagle Bancorp Montana, Inc. (“Eagle” or the “Company”), is a Delaware corporation that holds 100% of the capital stock of Opportunity Bank of Montana (“OBMT” or the “Bank”). The Bank was founded in 1922 as a Montana-chartered building and loan association and has conducted operations and maintained its administrative office in Helena, Montana since that time. In 1975, the Bank adopted a federal thrift charter and in October 2014 converted to a Montana chartered commercial bank and became a member bank in the Federal Reserve System.

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

The Bank currently has 21 full service branches. The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities. The Bank also operates certain branches under the brand names Dutton State Bank, Farmers State Bank of Denton and The State Bank of Townsend.

Principles of Consolidation

The consolidated financial statements include Eagle, the Bank, Eagle Bancorp Statutory Trust I (the “Trust”) and AFSB NMTC Investment Fund, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Certain prior period amounts were reclassified to conform to the presentation for 2019. These reclassifications had no impact on net income or shareholders’ equity.

The results of operations for the six-month period ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other period.

The Company has evaluated events and transactions subsequent to June 30, 2019 for recognition and/or disclosure.

NOTE 2. MERGERS AND ACQUISITIONS

Effective January 1, 2019, Eagle completed its previously announced merger with BMB, pursuant to an Agreement and Plan of Merger, dated as of August 21, 2018, by and among Eagle, Opportunity Bank of Montana, BMB and BMB’s wholly-owned subsidiary, SBOT, a Montana chartered commercial bank. BMB merged with and into Eagle, with Eagle continuing as the surviving corporation. SBOT operated four branches in Townsend, Dutton, Denton and Choteau, Montana. The transaction provided an opportunity to expand market presence and lending activities throughout the state. The acquisition closed after receipt of approvals from regulatory authorities, approval of BMB shareholders and the satisfaction of other closing conditions. The total consideration paid was $16,436,000 and included cash consideration of $1,000 and common stock issued of $16,435,000.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. MERGERS AND ACQUISITIONS - continued

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

NOTE 2. MERGERS AND ACQUISITIONS - continued

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

The total discount on BMB acquired loans was $2,813,000 as of January 1, 2019. During the six months ended June 30, 2019, accretion of the loan discount was $909,000. The remaining loan discount was $1,904,000 as of June 30, 2019.

The total discount on TwinCo acquired loans was $1,834,000 as of January 31, 2018. During the six months ended June 30, 2019, accretion of the loan discount was $149,000. During the year ended December 31, 2018, accretion of the loan discount was $589,000. The remaining loan discount was $1,096,000 as of June 30, 2019.

Four impaired loans were acquired through the BMB acquisition with a net balance of $556,000 as of January 1, 2019. The balance of the loans as of June 30, 2019 was $395,000. Two impaired loans were acquired through the TwinCo acquisition with a balance of $1,188,000 as of January 31, 2018. The balance of the loans as of June 30, 2019 was $1,161,000. Acquired impaired loans are considered immaterial for separate disclosure in Note 4. Loans Receivable.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. MERGERS AND ACQUISITIONS – continued

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

Direct costs related to the acquisitions were expensed as incurred. The Company recorded acquisition costs related to BMB of $5,000 during the quarter ended June 30, 2019, $1,171,000 during the quarter ended March 31, 2019 and $804,000 during the year ended December 31, 2018. The Company recorded total acquisition costs related to the TwinCo acquisition of $1,041,000, of which $365,000 was recognized during the year ended December 31, 2018. Acquisition costs included legal and professional fees and data processing expenses incurred related to the acquisitions.

Operations of BMB have been included in the consolidated financial statements since January 1, 2019. The Company does not consider BMB a separate reporting segment and does not track the amount of revenues and net income attributable to BMB since acquisition. As such, it is impracticable to determine such amounts for the period from January 1, 2019 through June 30, 2019.

Operations of TwinCo have been included in the consolidated financial statements since February 1, 2018. The Company does not consider TwinCo a separate reporting segment and does not track the amount of revenues and net income attributable to TwinCo since acquisition. As such, it is impracticable to determine such amounts for the period from February 1, 2018 through June 30, 2019.

NOTE 3. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2019				December 31, 2018
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(In Thousands)
Available-for-Sale:
U.S. government and agency obligations	$13,892	$269	$-	$14,161	$9,333	$58	$(44)	$9,347
Municipal obligations	38,176	1,285	(6)	39,455	69,024	244	(990)	68,278
Corporate obligations	11,393	21	(42)	11,372	11,411	8	(300)	11,119
Mortgage-backed securities	13,807	83	(76)	13,814	19,635	86	(373)	19,348
Collateralized mortgage obligations	34,988	271	(91)	35,168	24,229	6	(360)	23,875
Asset-backed securities	10,224	-	(129)	10,095	10,350	6	(158)	10,198
Total	$122,480	$1,929	$(344)	$124,065	$143,982	$408	$(2,225)	$142,165

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. INVESTMENT SECURITIES - continued

Proceeds from sales of available-for-sale securities and the associated gross realized gains and losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In Thousands)
Proceeds from sale of available-for-sale securities	$49,357	$19,086	$53,257	$45,080

Gross realized gain on sale of available-for-sale securities	$538	$191	$549	$191
Gross realized loss on sale of available-for-sale securities	(434)	(176)	(500)	(281)
Net realized gain (loss) on sale of available-for-sale securities	$104	$15	$49	$(90)

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2019
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$9,635	$9,643
Due from one to five years	13,048	13,079
Due from five to ten years	8,709	9,047
Due after ten years	42,293	43,314
	73,685	75,083
Mortgage-backed securities	13,807	13,814
Collateralized mortgage obligations	34,988	35,168
Total	$122,480	$124,065

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

As of June 30, 2019 and December 31, 2018, securities with a fair value of $18,796,000 and $21,408,000, respectively were pledged to secure public deposits and for other purposes required or permitted by law.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. INVESTMENT SECURITIES - continued

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	June 30, 2019
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$-	$-	$-	$-
Municipal obligations	-	-	1,401	(6)
Corporate obligations	4,864	(19)	4,041	(23)
Mortgage-backed securities and collateralized mortgage obligations	-	-	11,697	(167)
Asset-backed securities	982	(52)	5,231	(77)
Total	$5,846	$(71)	$22,370	$(273)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

U.S. government and agency	$-	$-	$3,385	$(44)
Municipal obligations	17,887	(140)	32,712	(850)
Corporate obligations	2,890	(110)	7,220	(190)
Mortgage-backed securities and collateralized mortgage obligations	5,575	(98)	22,559	(635)
Asset-backed securities	8,200	(158)	-	-
Total	$34,552	$(506)	$65,876	$(1,719)

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. The unrealized losses associated with these investments are believed to be caused by changing market conditions that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Based on the Company’s evaluation of these securities, no other-than-temporary impairment was recorded for the six months ended June 30, 2019, or 2018. As of June 30, 2019 and December 31, 2018, there were, respectively, 24 and 108 securities in unrealized loss positions that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. INVESTMENT SECURITIES - continued

As of June 30, 2019, 3 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 0.43% from the Company’s amortized cost basis of these securities. At December 31, 2018, 74 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 1.88% from the Company’s amortized cost basis of these securities. As of June 30, 2019, 5 corporate obligations had unrealized losses of approximately 0.47% from the Company’s amortized cost basis of these securities. At December 31, 2018, 11 corporate obligations had an unrealized loss with aggregate depreciation of approximately 2.88% from the Company's amortized cost basis of these securities. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

As of June 30, 2019, 11 mortgage-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) had unrealized losses with aggregate depreciation of approximately 1.41% from the Company’s amortized cost basis of these securities. At December 31, 2018, 19 MBSs and CMOs had unrealized losses with aggregate depreciation of approximately 2.54% from the Company’s amortized cost basis of these securities. Management’s analysis as of June 30, 2019 revealed no expected credit losses on the securities and therefore, declines are not deemed to be other than temporary.

As of June 30, 2019, 5 asset-backed securities (“ABSs”) had unrealized losses with aggregate depreciation of approximately 2.03% from the Company’s amortized cost basis of these securities. At December 31, 2018, 4 ABSs had unrealized losses with aggregate depreciation of approximately 1.89% from the Company’s amortized cost basis of these securities. Management’s analysis as of June 30, 2019 revealed no expected credit losses on the securities and therefore, declines are not deemed to be other than temporary.

NOTE 4. LOANS RECEIVABLE

Loans receivable consisted of the following:

	June 30,	December 31,
	2019	2018
	(In Thousands)
Real estate loans:
Residential 1-4 family	$145,148	$144,107
Commercial real estate	412,690	328,438

Other loans:
Home equity	55,582	52,159
Consumer	19,181	16,565
Commercial	121,048	76,762

Total	753,649	618,031

Deferred loan fees, net	(1,215)	(1,098)
Allowance for loan losses	(7,750)	(6,600)
Total loans, net	$744,684	$610,333

Within the commercial real estate loan category, $12,136,000 and $12,476,000 was guaranteed by the United States Department of Agriculture Rural Development, at June 30, 2019 and December 31, 2018, respectively. The commercial real estate category includes $5,414,000 and $2,575,000 of loans guaranteed by the United States Department of Agriculture Farm Service Agency at June 30, 2019 and December 31, 2018, respectively. The commercial category also includes $1,804,000 and $1,303,000 of loans guaranteed by the United States Department of Agriculture Farm Service Agency at June 30, 2019 and December 31, 2018, respectively. The United States Department of Agriculture Farm Service Agency guaranteed loans have increased as a result of recent acquisitions.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE - continued

Allowance for loan losses activity was as follows:

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, April 1, 2019	$1,301	$3,923	$477	$197	$1,202	$7,100
Charge-offs	-	-	(75)	(4)	(2)	(81)
Recoveries	-	3	-	9	22	34
Provision	-	350	75	22	250	697
Ending balance, June 30, 2019	$1,301	$4,276	$477	$224	$1,472	$7,750

Allowance for loan losses:
Beginning balance, January 1, 2019	$1,301	$3,593	$477	$190	$1,039	$6,600
Charge-offs	-	(20)	(75)	(13)	(97)	(205)
Recoveries	-	9	-	15	30	54
Provision	-	694	75	32	500	1,301
Ending balance, June 30, 2019	$1,301	$4,276	$477	$224	$1,472	$7,750

Ending balance, June 30, 2019 allocated to loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance, June 30, 2019 allocated to loans collectively evaluated for impairment	$1,301	$4,276	$477	$224	$1,472	$7,750

Loans receivable:
Ending balance, June 30, 2019	$145,148	$412,690	$55,582	$19,181	$121,048	$753,649

Ending balance, June 30, 2019 of loans individually evaluated for impairment	$680	$1,156	$199	$132	$1,462	$3,629

Ending balance, June 30, 2019 of loans collectively evaluated for impairment	$144,468	$411,534	$55,383	$19,049	$119,586	$750,020

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE - continued

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, April 1, 2018	$1,301	$3,202	$427	$200	$1,000	$6,130
Charge-offs	-	-	-	(23)	(1)	(24)
Recoveries	-	4	-	8	8	20
Provision	-	24	-	-	-	24
Ending balance, June 30, 2018	$1,301	$3,230	$427	$185	$1,007	$6,150

Allowance for loan losses:
Beginning balance, January 1, 2018	$1,301	$2,778	$506	$225	$940	$5,750
Charge-offs	-	-	(80)	(50)	(24)	(154)
Recoveries	-	7	1	10	10	28
Provision	-	445	-	-	81	526
Ending balance, June 30, 2018	$1,301	$3,230	$427	$185	$1,007	$6,150

Ending balance, June 30, 2018 allocated to loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance, June 30, 2018 allocated to loans collectively evaluated for impairment	$1,301	$3,230	$427	$185	$1,007	$6,150

Loans receivable:
Ending balance, June 30, 2018	$143,323	$281,525	$53,178	$16,635	$88,096	$582,757

Ending balance, June 30, 2018 of loans individually evaluated for impairment	$573	$527	$207	$101	$92	$1,500

Ending balance, June 30, 2018 of loans collectively evaluated for impairment	$142,750	$280,998	$52,971	$16,534	$88,004	$581,257

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE - continued

Internal classification of the loan portfolio was as follows:

	June 30, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$113,896	$-	$1,002	$-	$-	$114,898
Residential 1-4 family construction	29,913	-	337	-	-	30,250
Commercial real estate	312,340	1,676	2,596	-	-	316,612
Commercial construction and development	50,027	-	-	-	-	50,027
Farmland	45,821	-	172	58	-	46,051
Other loans:
Home equity	55,383	-	199	-	-	55,582
Consumer	19,010	-	171	-	-	19,181
Commercial	72,341	796	808	63	-	74,008
Agricultural	45,707	73	573	687	-	47,040
Total	$744,438	$2,545	$5,858	$808	$-	$753,649

	December 31, 2018
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$116,065	$-	$874	$-	$-	$116,939
Residential 1-4 family construction	26,533	-	635	-	-	27,168
Commercial real estate	252,731	1,731	2,322	-	-	256,784
Commercial construction and development	41,726	-	13	-	-	41,739
Farmland	29,915	-	-	-	-	29,915
Other loans:
Home equity	51,668	-	491	-	-	52,159
Consumer	16,394	-	171	-	-	16,565
Commercial	57,778	950	244	81	-	59,053
Agricultural	17,305	-	404	-	-	17,709
Total	$610,115	$2,681	$5,154	$81	$-	$618,031

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE - continued

The following tables include information regarding delinquencies within the loan portfolio.

	June 30, 2019
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$542	$50	$592	$343	$113,963	$114,898
Residential 1-4 family construction	126	-	126	337	29,787	30,250
Commercial real estate	170	-	170	680	315,762	316,612
Commercial construction and development	112	-	112	-	49,915	50,027
Farmland	33	-	33	476	45,542	46,051
Other loans:
Home equity	261	-	261	199	55,122	55,582
Consumer	179	-	179	132	18,870	19,181
Commercial	272	76	348	743	72,917	74,008
Agricultural	67	-	67	719	46,254	47,040
Total	$1,762	$126	$1,888	$3,629	$748,132	$753,649

	December 31, 2018
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$381	$130	$511	$253	$116,175	$116,939
Residential 1-4 family construction	118	-	118	634	26,416	27,168
Commercial real estate	975	1,347	2,322	432	254,030	256,784
Commercial construction and development	9	-	9	13	41,717	41,739
Farmland	-	-	-	-	29,915	29,915
Other loans:
Home equity	39	-	39	491	51,629	52,159
Consumer	135	-	135	127	16,303	16,565
Commercial	284	-	284	308	58,461	59,053
Agricultural	91	-	91	32	17,586	17,709
Total	$2,032	$1,477	$3,509	$2,290	$612,232	$618,031

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE - continued

The following tables include information regarding impaired loans.

	June 30, 2019
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
Real estate loans:
Residential 1-4 family	$343	$373	$-
Residential 1-4 family construction	337	387	-
Commercial real estate	680	824	-
Commercial construction and development	-	-	-
Farmland	476	513	-
Other loans:
Home equity	199	225	-
Consumer	132	143	-
Commercial	743	854	-
Agricultural	719	768	-
Total	$3,629	$4,087	$-

	December 31, 2018
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
Real estate loans:
Residential 1-4 family	$253	$277	$-
Residential 1-4 family construction	634	684	-
Commercial real estate	432	527	-
Commercial construction and development	13	26	-
Farmland	-	-	-
Other loans:
Home equity	491	522	-
Consumer	127	181	-
Commercial	308	310	-
Agricultural	32	32	-
Total	$2,290	$2,559	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE - continued

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	Average Recorded Investment
	(In Thousands)
Real estate loans:
Residential 1-4 family	$346	$553	$298	$356
Residential 1-4 family construction	486	396	485	168
Commercial real estate	614	1,026	556	264
Commercial construction and development	-	-	7	-
Farmland	584	-	238	-
Other loans:
Home equity	316	224	345	225
Consumer	130	105	130	127
Commercial	781	127	525	99
Agricultural	822	-	376	-
Total	$4,079	$2,431	$2,960	$1,239

Interest income recognized on impaired loans for the three and six months ended June 30, 2019 and 2018 is considered insignificant.

NOTE 5. TROUBLED DEBT RESTRUCTURINGS

A TDR loan is a loan in which the Bank grants a concession to the borrower that it would not otherwise consider, for reasons related to a borrower's financial difficulties. The loan terms which have been modified or restructured due to a borrower's financial difficulty, include but are not limited to a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals, renewals and rewrites or a combination of these modification methods.

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

During the year ended December 31, 2018, there was one new restructured loan. The recorded investment at time of restructure was $23,000 and no charge-off was incurred. The loan is a home equity loan and is on non-accrual status. The recorded investment was $21,000 at June 30, 2019 and $22,000 at December 31, 2018.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. TROUBLED DEBT RESTRUCTURINGS - continued

There were no loans modified as a troubled debt restructured loan that defaulted during the quarter ended June 30, 2019 where the default occurred within 12 months of restructuring. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of June 30, 2019, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

NOTE 6. MORTGAGE SERVICING RIGHTS

The Company is servicing mortgage loans for the benefit of others totaling $1,051,443,000 and $964,967,000 at June 30, 2019 and December 31, 2018, respectively and are carried at lower of cost or market. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $635,000 and $563,000 for the three months ended June 30, 2019 and 2018, respectively. Mortgage loan servicing fees were $1,247,000 and $1,123,000 for the six months ended June 30, 2019 and 2018, respectively. These fees, net of amortization, are included mortgage banking which is a component of noninterest income on the consolidated statement of income.

Custodial balances maintained in connection with the foregoing loan servicing, and included in noninterest checking deposits, were $8,436,000 and $5,618,000 at June 30, 2019 and December 31, 2018, respectively.

The following tables are a summary of activity in mortgage servicing rights:

	As of or For the
	Three Months Ended
	June 30,
	2019	2018
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$7,318	$6,613
Mortgage servicing rights capitalized	736	472
Amortization of mortgage servicing rights	(388)	(369)
Ending balance	$7,666	$6,716

	As of or For the
	Six Months Ended
	June 30,
	2019	2018
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$7,100	$6,578
Mortgage servicing rights capitalized	1,201	748
Amortization of mortgage servicing rights	(635)	(610)
Ending balance	$7,666	$6,716

The fair values of these rights were $8,672,000 and $8,700,000 at June 30, 2019 and December 31, 2018, respectively. The fair value of servicing rights was determined at loan level using a discount rate of 12.00% for all investor types. Prepayment speeds ranged from 98.00% to 255.00% PSA (Public Securities Association prepayment model) at June 30, 2019, depending on the interest rate and term of the specific loan. Prepayment speeds ranged from 83.00% to 226.00% PSA at December 31, 2018. The weighted average prepayment speed was 166.00% PSA and 119.00% PSA at June 30, 2019 and December 31, 2018, respectively. Individual mortgage servicing rights values were capped at a maximum of 1.25% for all investor types.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. DEPOSITS

Deposits are summarized as follows:

	June 30,	December 31,
	2019	2018
	(In Thousands)

Noninterest checking	$183,116	$142,788
Interest bearing checking	110,779	105,115
Savings	123,767	108,234
Money market	123,000	108,050
Time certificates of deposit	207,726	162,424
Total	$748,388	$626,611

NOTE 8. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

	June 30, 2019		December 31, 2018
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)

Senior notes fixed at 5.75%, due 2022	$10,000	$(114)	$10,000	$(136)
Subordinated debentures fixed at 6.75%, due 2025	10,000	(133)	10,000	(143)
Subordinated debentures variable at 3-Month Libor plus 1.42%, due 2035	5,155	-	5,155	-
Total other long-term debt	$25,155	$(247)	$25,155	$(279)

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

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at 3-Month LIBOR plus 1.42%, making the rate 3.740% and 4.228% as of June 30, 2019 and December 31, 2018, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date.

For the three months ended June 30, 2019 and 2018, interest expense on other long-term debt was $364,000 and $357,000, respectively. For the six months ended June 30, 2019 and 2018, interest expense on other long-term debt was $729,000 and $704,000, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. EARNINGS PER SHARE

Basic earnings per share for the three months ended June 30, 2019 was computed using 6,408,627 weighted average shares outstanding. Basic earnings per share for the three months ended June 30, 2018 was computed using 5,460,452 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method. The weighted average shares outstanding for the diluted earnings per share calculations was 6,425,015 for the three months ended June 30, 2019 and 5,524,912 for the three months ended June 30, 2018. There were no antidilutive shares for the three months ended June 30, 2019 or 2018.

Basic earnings per share for the six months ended June 30, 2019 was computed using 6,429,362 weighted average shares outstanding. Basic earnings per share for the six months ended June 30, 2018 was computed using 5,386,401 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method. The weighted average shares outstanding for the diluted earnings per share calculations was 6,446,368 for the six months ended June 30, 2019 and 5,450,861 for the six months ended June 30, 2018. There were no antidilutive shares for the six months ended June 30, 2019 or 2018.

NOTE 10. DIVIDENDS AND STOCK REPURCHASE PROGRAM

For the year ended December 31, 2018, Eagle paid dividends of $0.09 per share for the quarters ended March 31 and June 30, 2018. Eagle paid dividends of $0.0925 per share for the quarters ended September 30 and December 31, 2018. A dividend of $0.0925 per share was declared on January 24, 2019 and paid March 1, 2019 to shareholders of record on February 8, 2019. A dividend of $0.0925 per share was declared on April 18, 2019, payable on June 7, 2019 to shareholders of record on May 17, 2019. A dividend of $0.095 per share was declared on July 18, 2019, payable on September 6, 2019 to shareholders of record on August 16, 2019.

On July 18, 2019, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. The plan expires on July 18, 2020.

On July 19, 2018, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchased its shares and the timing of such repurchase depended upon market conditions and other corporate considerations. No shares were purchased under this plan during the year ended December 31, 2018. However, during the first quarter of 2019, 42,000 shares were purchased at an average price of $17.43 per share. In addition, 28,000 shares were purchased during the second quarter of 2019 at an average price of $17.09 per share. The plan expired on July 19, 2019.

On July 20, 2017, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. No shares were purchased under this plan. The plan expired on July 20, 2018.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

		Unrealized
	Unrealized	(Losses) Gains
	Gains (Losses)	on Investment
	on Loans	Securities
	Held-for-Sale	Available-for-Sale	Total
		(In Thousands)

Balance, January 1, 2019	$227	$(1,338)	$(1,111)
Other comprehensive income, before reclassifications and income taxes	296	1,486	1,782
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(309)	55	(254)
Income tax benefit (provision)	4	(407)	(403)
Total other comprehensive (loss) income	(9)	1,134	1,125
Balance, March 31, 2019	218	(204)	14
Other comprehensive income, before reclassifications and income taxes	-	1,965	1,965
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(296)	(104)	(400)
Income tax (provision) benefit	78	(489)	(411)
Total other comprehensive (loss) income	(218)	1,372	1,154
Balance, June 30, 2019	$-	$1,168	$1,168

Balance, January 1, 2018	$234	$79	$313
Other comprehensive income (loss), before reclassifications and income taxes	262	(2,583)	(2,321)
Amounts reclassified from accumulated other comprehensive income, before income taxes	(325)	105	(220)
Income tax benefit	17	660	677
Total other comprehensive loss	(46)	(1,818)	(1,864)
Balance, March 31, 2018	188	(1,739)	(1,551)
Other comprehensive income (loss), before reclassifications and income taxes	402	(216)	186
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(262)	(15)	(277)
Income tax (provision) benefit	(37)	60	23
Total other comprehensive income (loss)	103	(171)	(68)
Balance, June 30, 2018	$291	$(1,910)	$(1,619)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12. DERIVATIVES AND HEDGING ACTIVITIES

Interest Rate Lock and Forward Commitments

The company enters into mandatory and best efforts interest rate lock commitments to finance mortgage loans. Outstanding loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates. The Company also enters into forward commitments to hedge against adverse price or interest rate movements on loan commitments. These commitments are accounted for as free-standing or economic derivatives and are measured at fair value. The derivatives are recorded as either other assets or other liabilities on the consolidated statements of condition and the changes in the fair value of the derivatives are recorded in noninterest income on the consolidated statements of income. A net loss of $529,000 was recorded in noninterest income for the quarter ended June 30, 2019.

Derivatives are summarized as follows:

	June 30, 2019			December 31, 2018
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$61,832	$1,314	$-	$18,745	$-	$-
Forward sales commitments	60,000	-	1,843	16,000	-	-

NOTE 13. FAIR VALUE DISCLOSURES

Assets and liabilities that are measured at fair value are grouped in three levels within the fair value hierarchy based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

The levels are as follows:

Level 1 Inputs – Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 Inputs – Valuations are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuations for which all significant assumptions are observable or can be corroborated by observable market data.

Level 3 Inputs – Valuations are based on unobservable inputs that may include significant management judgement and estimation.

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

Loans Held-for-Sale – These loans are reported at fair value. Fair value is determined based on expected proceeds from sales contracts and commitments and are considered Level 2 inputs.

Derivative Instruments – The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. Interest rate lock commitments are considered Level 3 inputs and the forward sales commitments are considered Level 2 inputs.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13. FAIR VALUE DISCLOSURES – continued

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria.

Real Estate and Other Repossessed Assets – Fair values are valued at the time the loan is foreclosed upon and the asset is transferred from loans. The value is based primarily on third party appraisals, less costs to sell. The appraisals are generally discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically significant and result in Level 3 classification of the inputs for determining fair value. Repossessed assets are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on same or similar factors above.

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	June 30, 2019
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency	$-	$14,161	$-	$14,161
Municipal obligations	-	39,455	-	39,455
Corporate obligations	-	11,372	-	11,372
Mortgage-backed securities	-	13,814	-	13,814
Collateralized mortgage obligations	-	35,168	-	35,168
Asset-backed securities	-	10,095	-	10,095
Loans held-for-sale	-	23,760	-	23,760
Interest rate lock commitments	-	-	1,314	1,314
Financial liabilities:
Forward sales commitments	-	1,843	-	1,843

	December 31, 2018
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency	$-	$9,347	$-	$9,347
Municipal obligations	-	68,278	-	68,278
Corporate obligations	-	11,119	-	11,119
Mortgage-backed securities	-	19,348	-	19,348
Collateralized mortgage obligations	-	23,875	-	23,875
Asset-backed securities	-	10,198	-	10,198
Loans held-for-sale	-	7,318	-	7,318
Interest rate lock commitments	-	-	-	-
Financial liabilities:
Forward sales commitments	-	-	-	-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13. FAIR VALUE DISCLOSURES - continued

Certain financial assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans that are collateral dependent and real estate and other repossessed assets.

The following table summarizes financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

June 30, 2019
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
(In Thousands)
Real estate and other repossessed assets	$-	$-	$-	$-

	December 31, 2018
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Real estate and other repossessed assets	$-	$-	$107	$107

As of June 30, 2019, impaired loans with a carrying value of $3,629,000 were not reduced by specific valuation allowance allocations and therefore resulted in a total reported value of $3,629,000.

As of December 31, 2018, impaired loans with a carrying value of $2,290,000 were not reduced by specific valuation allowance allocations and therefore resulted in a total reported value of $2,290,000.

The following table represents the Banks’s Level 3 financial assets and liabilities, the valuation techniques used to measure the fair value of those financial assets and liabilities, and the significant unobservable inputs and the ranges of values for those inputs.

	Fair Value at		Principal	Significant	Range of
	June 30,	December 31,	Valuation	Unobservable	Signficant Input
Instrument	2019	2018	Technique	Inputs	Values
(Dollars In Thousands)

Real estate and other repossessed assets	$-	$107	Appraisal of collateral	Liquidation expenses	10	-	30%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13. FAIR VALUE DISCLOSURES - continued

The tables below summarize the estimated fair values of financial instruments of the Company at June 30, 2019 and December 31, 2018, whether or not recognized at fair value on the consolidated statements of condition. The tables are followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

	June 30, 2019
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$13,436	$-	$-	$13,436	$13,436
Federal Home Loan Bank stock	5,384	-	-	5,384	5,384
Federal Reserve Bank stock	2,526	-	-	2,526	2,526
Loans receivable, net	-	-	747,290	747,290	744,684
Accrued interest and dividends receivable	4,903	-	-	4,903	4,903
Mortgage servicing rights	-	-	8,672	8,672	7,666
Financial liabilities:
Non-maturing interest bearing deposits	-	357,546	-	357,546	357,546
Noninterest bearing deposits	183,116	-	-	183,116	183,116
Time certificates of deposit	-	-	207,207	207,207	207,726
Accrued expenses and other liabilities	11,987	-	-	11,987	11,987
Federal Home Loan Bank advances and other borrowings	-	-	106,801	106,801	106,748
Other long-term debt	-	-	24,672	24,672	25,155

	December 31, 2018
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$11,201	$-	$-	$11,201	$11,201
Federal Home Loan Bank stock	5,011	-	-	5,011	5,011
Federal Reserve Bank stock	2,033	-	-	2,033	2,033
Loans receivable, net	-	-	603,361	603,361	608,043
Accrued interest and dividends receivable	3,479	-	-	3,479	3,479
Mortgage servicing rights	-	-	8,670	8,670	7,100
Financial liabilities:
Non-maturing interest bearing deposits	-	321,399	-	321,399	321,399
Noninterest bearing deposits	142,788	-	-	142,788	142,788
Time certificates of deposit	-	-	160,735	160,735	162,424
Accrued expenses and other liabilities	5,388	-	-	5,388	5,388
Federal Home Loan Bank advances and other borrowings	-	-	101,885	101,885	102,222
Other long-term debt	-	-	24,002	24,002	25,155

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

Stock in the FHLB of Des Moines and FRB – The fair value of stock approximates redemption value.

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

Mortgage Servicing Rights – the fair value of servicing rights was determined at loan level using a discount rate of 12.00% for all investor types and prepayment speeds ranging from 98.00% to 255.00% PSA (Public Securities Association prepayment model), depending on the interest rate and term of the specific loan. The weighted average prepayment speed was 166.00% PSA. Individual mortgage servicing rights values were capped at a maximum of 1.25% for all investor types.

Deposits and Time Certificates of Deposit – The fair value of deposits with no stated maturity, such as checking, passbook, and money market, is equal to the amount payable on demand. The fair value of time certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities.

Advances from the FHLB/Other Borrowings and Other Long-Term Debt – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective June 30, 2019 and December 31, 2018, respectively if the borrowings repriced according to their stated terms.

NOTE 14. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) intended to improve financial reporting regarding leasing transactions. The new standard affects all companies and organizations that lease assets. The standard requires organizations to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases if the lease terms are more than 12 months. The guidance also requires qualitative and quantitative disclosures providing additional information about the amounts recorded in the financial statements. The amendments in this update were effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and was adopted by the Company in the first quarter of 2019. The adoption of the standard did not have a significant impact on our consolidated financial statements. The Company’s operating leases primarily relate to branch locations. We currently lease six locations that are full-service branches and one mortgage lending branch. The leases expire on various dates through 2028. As a result of adopting the lease standard on January 1, 2019, the Company recorded right of use assets of $2,374,000 and corresponding lease liabilities. The right of use assets are included in premises and equipment, net and the lease liabilities are included in accrued expenses and other liabilities on the consolidated statement of financial condition.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14. RECENT ACCOUNTING PRONOUNCEMENTS – continued

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee changed the federal funds target rate from 1.50% to 2.50% during the year ended December 31, 2018. The rate remained at 2.50% at June 30, 2019.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between June 30, 2019 and December 31, 2018.

Total assets were $1.01 billion at June 30, 2019, an increase of $153.83 million, or 18.0%, from $853.90 million at December 31, 2018. The increase was largely due to the change in loans receivable which was impacted by the acquisition of BMB. Loans receivable increased by $134.35 million, or 22.0%, to $744.68 million at June 30, 2019, from $610.33 million at December 31, 2018. Total liabilities were $892.03 million at June 30, 2019, an increase of $132.93 million, or 17.5%, from $759.10 million at December 31, 2018. The increase was mainly due to an increase in deposits which was impacted by the BMB acquisition. Total deposits increased by $121.78 million, or 19.4%, to $748.39 million at June 30, 2019, from $626.61 million at December 31, 2018.

Balance Sheet Details

Investment Activities

The following table summarizes investment activities:

	June 30,		December 31,
	2019		2018
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency	$14,161	10.50%	$9,347	6.22%
Municipal obligations	39,455	29.27%	68,278	45.44%
Corporate obligations	11,372	8.43%	11,119	7.40%
Mortgage-backed securities	13,814	10.25%	19,348	12.88%
Collateralized mortgage obligations	35,168	26.08%	23,875	15.89%
Asset-backed securities	10,095	7.49%	10,198	6.79%

Total securities available-for-sale	124,065	92.02%	142,165	94.62%

Interest bearing deposits	2,855	2.12%	1,057	0.70%

Federal Home Loan Bank ("FHLB") capital stock, at cost	5,384	3.99%	5,011	3.33%

Federal Reserve Bank ("FRB") capital stock, at cost	2,526	1.87%	2,033	1.35%

Total	$134,830	100.00%	$150,266	100.00%

Securities available-for-sale were $124.07 million at June 30, 2019, a decrease of $18.10 million, or 12.7%, from $142.17 million at December 31, 2018. The largest decrease in securities available-for-sale was in municipal obligations which decreased by $28.82 million primarily due to sales activity. This decrease was partially offset by an increase in collateralized mortgage obligations which increased by $11.29 million largely due to purchase activity.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	June 30,		December 31,
	2019		2018
	Amount	Percent of Total	Amount	Percent of T otal
	(Dollars in thousands)
Real estate loans:
Residential 1-4 family (1)	$114,898	15.25%	$116,939	18.92%
Residential 1-4 family construction	30,250	4.01%	27,168	4.40%
Total residential 1-4 family	145,148	19.26%	144,107	23.32%

Commercial real estate	316,612	42.01%	256,784	41.54%
Commercial construction and development	50,027	6.64%	41,739	6.75%
Farmland	46,051	6.11%	29,915	4.84%
Total commercial real estate	412,690	54.76%	328,438	53.13%

Total real estate loans	557,838	74.02%	472,545	76.45%
Other loans:
Home equity	55,582	7.37%	52,159	8.44%
Consumer	19,181	2.55%	16,565	2.68%

Commercial	74,008	9.82%	59,053	9.56%
Agricultural	47,040	6.24%	17,709	2.87%
Total commercial loans	121,048	16.06%	76,762	12.43%

Total other loans	195,811	25.98%	145,486	23.55%

Total loans	753,649	100.00%	618,031	100.00%

Deferred loan fees	(1,215)		(1,098)
Allowance for loan losses	(7,750)		(6,600)

Total loans, net	$744,684		$610,333

(1)	Excludes loans held-for-sale.

Loans receivable, net increased $134.35 million to $744.68 million at June 30, 2019 due to the BMB acquisition as well as organic growth. The BMB acquisition included $89.20 million of acquired loans. Excluding acquired loans, loans receivable increased by $45.15 million. Including acquired loans, total commercial real estate loans increased $84.25 million, total commercial loans increased $44.29 million, home equity loans increased $3.42 million, consumer loans increased $2.62 million and total residential loans increased $1.04 million. Total loan originations were $324.82 million for the six months ended June 30, 2019, with total residential 1-4 family accounting for $206.73 million of the total. Total commercial real estate originations were $67.09 million. Total commercial and home equity loan originations totaled $35.72 million and $10.33 million, respectively, for the same period. Consumer loan originations totaled $4.95 million. Loans held-for-sale increased by $16.44 million, to $23.76 million at June 30, 2019 from $7.32 million at December 31, 2018.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. Subsequent write-downs are recorded as a charge to operations. As of June 30, 2019, the Bank had $91,000 of real estate owned.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities– continued

The following table sets forth information regarding nonperforming assets:

	June 30,	December 31,
	2019	2018
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential 1-4 family	$343	$253
Residential 1-4 family construction	337	634
Commercial real estate	680	432
Commercial construction and development	-	13
Farmland	476	-
Other loans:
Home equity	178	469
Consumer	132	127
Commercial	743	308
Agricultural	719	32
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	50	130
Commercial real estate	-	1,347
Other loans:
Commercial	76	-
Restructured loans:
Other loans:
Home equity	21	22
Total nonperforming loans	3,755	3,767
Real estate owned and other repossed property, net	91	107
Total nonperforming assets	$3,846	$3,874

Total nonperforming loans to total loans	0.50%	0.61%
Total nonperforming loans to total assets	0.37%	0.44%
Total allowance for loan loss to nonperforming loans	206.39%	175.21%
Total nonperforming assets to total assets	0.38%	0.45%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	June 30,		December 31,
	2019		2018
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$183,116	24.46%	$142,788	22.79%
Interest bearing checking	110,779	14.80%	105,115	16.78%
Savings	123,767	16.54%	108,234	17.27%
Money market	123,000	16.44%	108,050	17.24%
Total	540,662	72.24%	464,187	74.08%
Certificates of deposit accounts:
IRA certificates	29,972	4.00%	28,198	4.50%
Brokered certificates	7,308	0.98%	-	0.00%
Other certificates	170,446	22.78%	134,226	21.42%
Total certificates of deposit	207,726	27.76%	162,424	25.92%
Total deposits	$748,388	100.00%	$626,611	100.00%

Deposits increased by $121.78 million, or 19.4%, to $748.39 million at June 30, 2019 from $626.61 million at December 31, 2018. The increase was largely due to increased deposits as a result of the BMB acquisition. Excluding acquired deposits, total deposits increased by $29.07 million. Including acquired deposits, certificates of deposit increased by $45.30 million, noninterest checking increased by $40.33 million, savings increased by $15.54 million, money market increased by $14.95 million and interest bearing checking increased by $5.66 million.

The following table summarizes borrowing activity:

	June 30,		December 31,
	2019		2018

	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings	$106,748	81.08%	$102,222	80.43%
Other long-term debt:
Senior notes fixed at 5.75%, due 2022	9,886	7.51%	9,864	7.76%
Subordinated debentures fixed at 6.75%, due 2025	9,867	7.49%	9,857	7.76%
Subordinated debentures variable, due 2035	5,155	3.92%	5,155	4.05%
Total other long-term debt	24,908	18.92%	24,876	19.57%
Total borrowings	131,656	100.00%	127,098	100.00%

FHLB advances and other borrowings increased by $4.53 million, or 4.4%, to $106.75 million at June 30, 2019 from $102.22 million at December 31, 2018. Borrowings are used to help fund continued loan growth.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Shareholders’ Equity

Total shareholders’ equity increased $20.88 million, or 22.0%, to $115.69 million at June 30, 2019 from $94.81 million at December 31, 2018. This was primarily the result of stock issued in connection with the BMB acquisition of $16.44 million. The increase was also due to net income of $4.43 million and other comprehensive income of $2.28 million. These increases were slightly offset by treasury stock purchased for $1.21 million and dividends paid of $1.19 million.

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

	For the Three Months Ended June 30,
		2019			2018
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$136,817	$928	2.72%	$154,673	$1,021	2.65%
FHLB and FRB stock	7,576	95	5.03%	6,019	74	4.93%
Loans receivable(1)	754,197	10,599	5.64%	585,366	7,862	5.39%
Other earning assets	3,673	16	1.75%	3,667	19	2.08%
Total interest earning assets	902,263	11,638	5.17%	749,725	8,976	4.80%
Noninterest earning assets	98,438			74,191
Total assets	$1,000,701			$823,916

Liabilities and equity:
Interest bearing liabilities:
Deposit accounts:
Checking	$114,259	$11	0.04%	$108,339	$9	0.03%
Savings	118,810	21	0.07%	103,907	12	0.05%
Money market	122,274	100	0.33%	110,656	56	0.20%
Certificates of deposit	207,450	792	1.53%	166,919	417	1.00%
Advances from FHLB and other borrowings including long-term debt	131,222	1,020	3.12%	102,128	672	2.64%
Total interest bearing liabilities	694,015	1,944	1.12%	591,949	1,166	0.79%
Noninterest checking	179,150			133,464
Other noninterest bearing liabilities	13,328			7,041
Total liabilities	886,493			732,454

Total equity	114,208			91,462

Total liabilities and equity	$1,000,701			$823,916
Net interest income/interest rate spread(2)		$9,694	4.05%		$7,810	4.01%

Net interest margin(3)			4.31%			4.18%
Total interest earning assets to interest bearing liabilities			130.01%			126.65%

(1)	Includes loans held-for-sale.
(2)	Interest rate spread represents the difference between the average yield on interest earning assets and the average rate on interest bearing liabilities.
(3)	Net interest margin represents income before the provision for loan losses divided by average interest earning assets.
(4)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Net Interest Income – continued

	For the Six Months Ended June 30,
		2019			2018
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$138,809	$1,886	2.74%	$165,549	$2,010	2.45%
FHLB and FRB stock	7,349	190	5.21%	6,013	153	5.13%
Loans receivable(1)	740,427	20,647	5.62%	579,191	14,734	5.13%
Other earning assets	3,883	36	1.87%	5,132	36	1.41%
Total interest earning assets	890,468	22,759	5.15%	755,885	16,933	4.52%
Noninterest earning assets	93,296			79,758
Total assets	$983,764			$835,643

Liabilities and equity:
Interest bearing liabilities:
Deposit accounts:
Checking	$115,914	$22	0.04%	$108,588	$19	0.04%
Savings	118,680	36	0.06%	102,545	26	0.05%
Money market	122,067	196	0.32%	108,581	104	0.19%
Certificates of deposit	201,558	1,457	1.46%	164,577	771	0.94%
Advances from FHLB and other borrowings including long-term debt	128,364	1,979	3.11%	130,337	1,356	2.10%
Total interest bearing liabilities	686,583	3,690	1.08%	614,628	2,276	0.75%
Noninterest checking	175,162			130,009
Other noninterest bearing liabilities	10,854			13,836
Total liabilities	872,599			758,473

Total equity	111,165			77,170

Total liabilities and equity	$983,764			$835,643
Net interest income/interest rate spread(2)		$19,069	4.07%		$14,657	3.77%

Net interest margin(3)			4.32%			3.91%
Total interest earning assets to interest bearing liabilities			129.70%			122.98%

(1)	Includes loans held-for-sale.
(2)	Interest rate spread represents the difference between the average yield on interest earning assets and the average rate on interest bearing liabilities.
(3)	Net interest margin represents income before the provision for loan losses divided by average interest earning assets.
(4)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.

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

	For the Three Months Ended June 30,
	2019			2018
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$(118)	$25	$(93)	$156	$151	$307
FHLB and FRB stock	19	2	21	4	34	38
Loans receivable(1)	2,268	469	2,737	883	805	1,688
Other earning assets	-	(3)	(3)	9	9	18
Total interest earning assets	2,169	493	2,662	1,052	999	2,051

Interest bearing liabilities:
Savings, money market and checking accounts	8	47	55	10	14	24
Certificates of deposit	101	274	375	31	63	94
Advances from FHLB and other borrowings including long-term debt	191	157	348	(112)	115	3
Total interest bearing liabilities	300	478	778	(71)	192	121

Change in net interest income	$1,869	$15	$1,884	$1,123	$807	$1,930

(1)	Includes loans held-for-sale.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rate/Volume Analysis – continued

	For the Six Months Ended June 30,
	2019			2018
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$(325)	$201	$(124)	$428	$139	$567
FHLB and FRB stock	34	3	37	20	57	77
Loans receivable(1)	4,102	1,811	5,913	2,042	948	2,990
Other earning assets	(9)	9	-	9	25	34
Total interest earning assets	3,802	2,024	5,826	2,499	1,169	3,668

Interest bearing liabilities:
Savings, money market and checking accounts	18	87	105	17	38	55
Certificates of deposit	174	512	686	29	80	109
Advances from FHLB and other borrowings including long-term debt	(21)	644	623	301	(91)	210
Total interest bearing liabilities	171	1,243	1,414	347	27	374

Change in net interest income	$3,631	$781	$4,412	$2,152	$1,142	$3,294

(1)	Includes loans held-for-sale.

Results of Operations for the Three Months Ended June 30, 2019 and 2018

Net Income. Eagle’s net income for the three months ended June 30, 2019 was $3.25 million compared to $1.33 million for the three months ended June 30, 2018. The increase of $1.92 million was due to an increase in net interest income after loan loss provision of $1.21 million and an increase in noninterest income of $2.78 million, offset by an increase in noninterest expense of $1.59 million and an increase in income tax provision of $487,000. Basic and diluted earnings per share were both $0.51 for the current period. Basic and diluted earnings per share were both $0.24 for the prior year comparable period.

Net Interest Income. Net interest income increased to $9.69 million for the three months ended June 30, 2019, from $7.81 million for the same quarter in the prior year. This increase of $1.88 million, or 24.1%, was the result of an increase in interest and dividend income of $2.66 million, partially offset by an increase in interest expense of $778,000.

Interest and Dividend Income. Interest and dividend income was $11.64 million for the three months ended June 30, 2019, compared to $8.98 million for the three months ended June 30, 2018, an increase of $2.66 million, or 29.6%. Interest and fees on loans increased to $10.60 million for the three months ended June 30, 2019 from $7.86 million for the three months ended June 30, 2018. This increase of $2.74 million, or 34.9%, was due to an increase in the average balance of loans, as well as, an increase in the average yield of loans for the quarter ended June 30, 2019. Average balances for loans receivable, including loans held-for-sale, for the three months ended June 30, 2019 were $754.20 million, compared to $585.37 million for the prior year period. This represents an increase of $168.83 million, or 28.8% and was impacted by the BMB acquisition. The average interest rate earned on loans receivable increased by 25 basis points, from 5.39% to 5.64%. Interest and fees on loans also includes $538,000 related to accretion of the loan purchase discount for the BMB and TwinCo acquisitions. Interest and dividends on investment securities available-for-sale decreased by $93,000, or 9.1% period over period. Average balances for investments decreased to $136.82 million for the three months ended June 30, 2019, from $154.67 million for the three months ended June 30, 2018. However, average interest rates earned on investments increased slightly to 2.72% for the three months ended June 30, 2019 from 2.65% for the three months ended June 30, 2018.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2019 and 2018 – continued

Interest Expense. Total interest expense was $1.94 million for the three months ended June 30, 2019 compared to $1.17 million for the three months ended June 30, 2018. The increase of $778,000 or 66.7% was due to an increase in interest expense on deposits, as well as an increase in total borrowings. The average balance for total deposits was $741.94 million for three months ended June 30, 2019 compared to $623.29 million for the three months ended June 30, 2018. This increase was impacted by the BMB acquisition. The overall average rate on total deposits was 0.50% for the three months ended June 30, 2019 compared to 0.32% for the three months ended June 30, 2018. The average balance for total borrowings increased from $102.13 million for the three months ended June 30, 2018 to $131.22 million for the three months ended June 30, 2019. The average rate paid on total borrowings also increased from 2.64% for the three months ended June 30, 2018, to 3.12% for the three months ended June 30, 2019.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank and past due loans in the portfolio. The Bank’s policies require review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. The Bank recorded $697,000 in provision for loan losses for the three months ended June 30, 2019 and $24,000 for the three months ended June 30, 2018. Management believes the level of total allowances is adequate.

Noninterest Income. Total noninterest income was $5.50 million for the three months ended June 30, 2019, compared to $2.72 million for the three months ended June 30, 2018. The increase of $2.78 million is largely due to an increase in net gain on sale of loans which increased to $3.36 million for the three months ended June 30, 2019 from $1.72 million for the three months ended June 30, 2018. This increase was also impacted by increased mortgage originations and higher margins on mortgage loans sold.

Noninterest Expense. Noninterest expense was $10.47 million for the three months ended June 30, 2019 compared to $8.88 million for the three months ended June 30, 2018. The increase of $1.59 million or 17.9% is largely due to increased salaries and employee benefits expense of $1.05 million. The increase is due in part to higher commission-based compensation related to the continued loan growth, additional mortgage lenders hired in the past year and staff hired related to compliance with mortgage rules. Salaries and employee benefits expense was also impacted by the addition of staff related to the BMB acquisition.

Income Tax Provision. Income tax provision was $780,000 for the three months ended June 30, 2019, compared to $293,000 for the three months ended June 30, 2018. The effective tax rate for the three months ended June 30, 2019 was 19.4% compared to 18.0% for the three months ended June 30, 2018.

Results of Operations for the Six Months Ended June 30, 2019 and 2018

Net Income. Eagle’s net income for the six months ended June 30, 2019 was $4.43 million compared to $1.91 million for the six months ended June 30, 2018. The increase of $2.52 million was due to an increase in net interest income after loan loss provision of $3.64 million and an increase in noninterest income of $4.05 million, offset by an increase in noninterest expense of $4.53 million and an increase in income tax provision of $621,000. Basic and diluted earnings per share were both $0.69 for the current year period. Basic and diluted earnings per share were both $0.35 for the prior year period.

Net Interest Income. Net interest income increased to $19.07 million for the six months ended June 30, 2019, from $14.66 million for the previous year’s six-month period. This increase of $4.41 million, or 30.1%, was the result of an increase in interest and dividend income of $5.83 million, partially offset by an increase in interest expense of $1.41 million.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended June 30, 2019 and 2018 – continued

Interest and Dividend Income. Interest and dividend income was $22.76 million for the six months ended June 30, 2019, compared to $16.93 million for the six months ended June 30, 2018, an increase of $5.83 million, or 34.4%. Interest and fees on loans increased to $20.65 million for the six months ended June 30, 2019 from $14.73 million for the same period ended June 30, 2018. This increase of $5.92 million, or 40.2%, was due to an increase in the average balance of loans, as well as, an increase in the average yield on loans. Average balances for loans receivable, including loans held-for-sale, for the six months ended June 30, 2019 were $740.43 million, compared to $579.19 million for the prior year period. This represents an increase of $161.24 million, or 27.8% and was impacted by the BMB acquisition. The average interest rate earned on loans receivable increased by 49 basis points, from 5.13% to 5.62%. Interest and fees on loans also includes $1.06 million related to accretion of the loan purchase discount for the BMB and TwinCo acquisitions. Interest and dividends on investment securities available-for-sale decreased $124,000, or 6.2% period over period. Average balances for investments decreased to $138.81 million for the six months ended June 30, 2019, from $165.55 million for the six months ended June 30, 2018. However, average interest rates earned on investments increased to 2.74% for the six months ended June 30, 2019 from 2.45% for the six months ended June 30, 2018.

Interest Expense. Total interest expense for the six months ended June 30, 2019 was $3.69 million compared to $2.28 million for the six months ended June 30, 2018. The increase of $1.41 million was due to an increase in interest expense on deposits, as well as an increase in total borrowings. Interest expense on deposits increased $791,000 for the six months ended June 30, 2019 compared to the same period in the prior year. The increase is due to higher overall average balances for total deposits which increased from $614.30 million for the six months ended June 30, 2018 to $733.38 million for the six months ended June 30, 2019. This increase was impacted by the BMB acquisition. The overall average rate on total deposits was also increased to 0.47% for the six months ended June 30, 2019 compared to 0.30% for the prior period. Interest expense on total borrowings increased $623,000 for the six months ended June 30, 2019 compared to the same period in the prior year. The average borrowing balance decreased slightly from $130.34 million for the six months ended June 30, 2018 to $128.36 million for the six months ended June 30, 2019. However, the average rate paid increased from 2.10% for the six months ended June 30, 2018, to 3.11% for the six months ended June 30, 2019.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank and past due loans in the portfolio. The Bank’s policies require a review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. The Bank recorded $1.30 million in loan loss provisions for the six months ended June 30, 2019 and $526,000 for the six months ended June 30, 2018. Management believes the level of total allowances is adequate. Total nonperforming loans was $3.76 million at June 30, 2019 compared to $3.77 million at December 31, 2018. The Bank has $91,000 in other real estate owned and other repossessed assets at June 30, 2019 compared to $107,000 at December 31, 2018.

Noninterest Income. Total noninterest income increased to $9.20 million for the six months ended June 30, 2019, from $5.15 million for the six months ended June 30, 2018, an increase of $4.05 million or 78.6%. The increase is largely due to an increase in net gain on sale of loans which increased to $5.96 million for the six months ended June 30, 2019 from $3.16 million for the six months ended June 30, 2018. During the six months ended June 30, 2019, $173.68 million mortgage loans were sold compared to $120.64 million in the same period in the prior year. In addition, the gross margin on sale of mortgage loans for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 increased.

Noninterest Expense. Noninterest expense was $21.49 million for the six months ended June 30, 2019 compared to $16.96 million for the six months ended June 30, 2018. The increase of $4.53 million, or 26.7%, is largely due to increased salaries and employee benefits expense of $2.13 million. The increase in salaries expense is due in part to higher commission-based compensation related to the continued loan growth and additional staff related to compliance with mortgage rules. Salaries and employee benefits expense was also impacted by the addition of staff related to the BMB acquisition. In addition, acquisition costs increased $811,000 due to the BMB acquisition.

Income Tax Provision. Income tax provision was $1.04 million for the six months ended June 30, 2019, compared to $420,000 for the six months ended June 30, 2018. The effective tax rate for the six months ended June 30, 2019 was 19.0% compared to 18.1% for the six months ended June 30, 2018.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity

The Bank is required to maintain minimum levels of liquid assets as defined in the regulations of the Montana Division of Banking and Financial Institutions and FRB regulations. The liquidity requirement is retained for safety and soundness purposes, and appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with FHLB. The Bank exceeded those minimum ratios as of both June 30, 2019 and December 31, 2018.

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

Capital Resources

As of June 30, 2019, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 10.5% compared to an increase of 2.3% at December 31, 2018. The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

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

The Banks’s Tier I leverage ratio, as measured under State of Montana and FRB rules, increased from 11.22% as of December 31, 2018 to 11.18% as of June 30, 2019. The Bank’s capital position helps to mitigate its interest rate risk exposure.

As of June 30, 2019, the Bank’s regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed “well capitalized” pursuant to State of Montana and FRB rules. As of June 30, 2019, the Bank’s total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios were 14.98%, 13.98%, 13.98% and 11.18%, respectively, compared to regulatory requirements of 10.50%, 8.50%, 7.00% and 4.00%, respectively. All of these ratios with the exception of the Tier 1 leverage ratio include the capital conservation buffer of 2.50% phased-in beginning January 1, 2019.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources – continued

	June 30, 2019
	(Unaudited)
	Dollar	% of
	Amount	Assets
	(Dollars in Thousands)
Total risk-based capital to risk weighted assets:
Actual capital level	$116,357	14.98%
Minimum required for capital adequacy Basel III phase-in schedule	81,559	10.50
Excess capital	$34,798	4.48%

Tier I capital to risk weighted assets:
Actual capital level	$108,607	13.98%
Minimum required for capital adequacy Basel III phase-in schedule	66,024	8.50
Excess capital	$42,583	5.48%

Common equity tier I capital to risk weighted assets:
Actual capital level	$108,607	13.98%
Minimum required for capital adequacy Basel III phase-in schedule	54,372	7.00
Excess capital	$54,235	6.98%

Tier I capital to adjusted total average assets:
Actual capital level	$108,607	11.18%
Minimum required for capital adequacy Basel III phase-in schedule	38,863	4.00
Excess capital	$69,744	7.18%

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

The following table includes the Bank’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of June 30, 2019		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	1.10%	3.40%	-15.00%
-200	-6.20%	-11.10%	-15.00%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of June 30, 2019, our disclosure controls and procedures were effective. During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors.

There have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On July 19, 2018, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchased its shares and the timing of such repurchase depended upon market conditions and other corporate considerations. No shares were purchased under this plan during the year ended December 31, 2018. During the first quarter of 2019, 42,000 shares were purchased at an average price of $17.43 per share. In addition, 28,000 shares were purchased during the second quarter of 2019 at an average price of $17.09 per share. The plan expired on July 19, 2019.

The following table summarizes the Company’s purchase of its common stock for the three months ended June 30, 2019.

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs

April 1, 2019 through April 30, 2019	28,000	$17.09	28,000	30,000

May 1, 2019 through May 31, 2019	-	$-	-	30,000

June 1, 2019 through June 30, 2019	-	$-	-	30,000

Total	28,000	$17.09	28,000

On July 18, 2019, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. The plan expires on July 18, 2020.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Part II - OTHER INFORMATION (CONTINUED)

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Eagle Bancorp Montana, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on February 23, 2010).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q filed on May 9, 2019).

3.3	Bylaws of Eagle Bancorp Montana, Inc., amended as of August 20, 2015 (incorporated by reference to 3.1 of our Current Report on Form 8-K filed on August 25, 2015).

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

EAGLE BANCORP MONTANA, INC.

Date: August 7, 2019	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: August 7, 2019	By:	/s/ Laura F. Clark
Laura F. Clark
Executive Vice President/CFO