Form 10-Q
period 2019-09-30
Eagle Bancorp Montana, Inc.
filed 2019-11-06
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock par value $0.01 per share	EBMT	The Nasdaq Stock Market LLC

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	6,423,033 shares outstanding

As of November 6, 2019

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
●

our ability to successfully perform due diligence and integrate acquired businesses including our recent acquisition of Big Muddy Bancorp, Inc. and our proposed acquisition of Western Holding Company of Wolf Point;

●	changes in consumer spending, borrowing and savings habits;
●	our ability to continue to increase and manage our commercial and residential real estate, multi-family and commercial business loans;
●	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
●	the level of future deposit insurance premium assessments;
●

the costs or effects of mergers, acquisitions or dispositions we may make, whether we are able to obtain any required governmental approvals in connection with any such mergers, acquisitions or dispositions, and/or our ability to realize the contemplated financial or business benefits, including any anticipated cost savings or synergies, associated with any such mergers, acquisitions or dispositions, including the recent merger of The State Bank of Townsend with and into Opportunity Bank of Montana and our proposed acquisition of Western Holding Company of Wolf Point;

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS:
Cash and due from banks	$9,697	$10,144
Interest bearing deposits in banks	3,589	1,057
Total cash and cash equivalents	13,286	11,201

Securities available-for-sale, at fair value	136,383	142,165
Federal Home Loan Bank ("FHLB") stock	4,167	5,011
Federal Reserve Bank ("FRB") stock	2,526	2,033
Investment in Eagle Bancorp Statutory Trust I	155	155
Mortgage loans held-for-sale, at fair value	24,913	7,318
Loans receivable, net of deferred loan fees of $1,156 at September 30, 2019 and $1,098 at December 31, 2018 and allowance for loan losses of $8,200 at September 30, 2019 and $6,600 at December 31, 2018	745,369	610,333
Accrued interest and dividends receivable	5,318	3,479
Mortgage servicing rights, net	8,218	7,100
Premises and equipment, net	38,628	29,343
Cash surrender value of life insurance, net	23,460	20,545
Real estate and other repossessed assets acquired in settlement of loans, net	91	107
Goodwill	15,710	12,124
Core deposit intangible, net	2,961	1,498
Deferred tax asset, net	-	1,190
Other assets	1,036	301

Total assets	$1,022,221	$853,903

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	September 30,	December 31,
	2019	2018
LIABILITIES:
Deposit accounts:
Noninterest bearing	$199,086	$142,788
Interest bearing	590,375	483,823
Total deposits	789,461	626,611

Accrued expenses and other liabilities	10,266	5,388
Deferred tax liability, net	420	-
FHLB advances and other borrowings	76,699	102,222
Other long-term debt:
Principal amount	25,155	25,155
Unamortized debt issuance costs	(230)	(279)
Total other long-term debt, net	24,925	24,876

Total liabilities	901,771	759,097

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 20,000,000 and 8,000,000 shares authorized; 6,714,983 and 5,718,942 shares issued; 6,403,693 and 5,477,652 shares outstanding at September 30, 2019 and December 31, 2018, respectively)	67	57
Additional paid-in capital	68,894	52,051
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(352)	(477)
Treasury stock, at cost	(3,850)	(2,640)
Retained earnings	53,664	46,926
Accumulated other comprehensive income (loss), net of tax	2,027	(1,111)
Total shareholders' equity	120,450	94,806

Total liabilities and shareholders' equity	$1,022,221	$853,903

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$10,731	$7,701	$31,378	$22,435
Securities available-for-sale	916	1,036	2,802	3,046
FHLB and FRB dividends	107	80	297	233
Interest on deposits in banks	19	5	50	40
Other interest income	-	3	5	4
Total interest and dividend income	11,773	8,825	34,532	25,758

INTEREST EXPENSE:
Deposits	1,022	534	2,733	1,454
FHLB advances and other borrowings	692	453	1,942	1,105
Other long-term debt	360	361	1,089	1,065
Total interest expense	2,074	1,348	5,764	3,624

NET INTEREST INCOME	9,699	7,477	28,768	22,134

Loan loss provision	694	194	1,995	720

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	9,005	7,283	26,773	21,414

NONINTEREST INCOME:
Service charges on deposit accounts	329	241	882	681
Net gain on sale of loans	5,492	2,290	11,451	5,449
Mortgage banking	1,390	279	2,477	792
Wealth management income	11	130	258	409
Interchange and ATM fees	364	270	977	766
Appreciation in cash surrender value of life insurance	254	166	571	436
Net (loss) gain on sale of available-for-sale securities	-	(23)	49	(113)
Net loss on sale of real estate owned and other repossessed property	-	-	(18)	(57)
Net gain on sale/disposal of premises and equipment	438	9	438	9
Other noninterest income	142	103	532	246
Total noninterest income	8,420	3,465	17,617	8,618

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
NONINTEREST EXPENSE:
Salaries and employee benefits	$7,555	$5,123	$20,057	$15,493
Occupancy and equipment expense	1,152	880	3,229	2,543
Data processing	933	866	2,715	2,176
Advertising	320	295	800	871
Amortization	254	182	761	519
Loan costs	242	154	554	469
Federal insurance premiums	(36)	65	79	203
Postage	90	58	237	192
Legal, accounting and examination fees	182	121	692	447
Consulting fees	-	23	75	65
Acquisition costs	517	222	1,693	587
Other noninterest expense	1,015	767	2,826	2,149
Total noninterest expense	12,224	8,756	33,718	25,714

INCOME BEFORE PROVISION FOR INCOME TAXES	5,201	1,992	10,672	4,318

Income tax provision	1,096	360	2,137	780

NET INCOME	$4,105	$1,632	$8,535	$3,538

BASIC EARNINGS PER SHARE	$0.64	$0.30	$1.33	$0.65

DILUTED EARNINGS PER SHARE	$0.63	$0.30	$1.32	$0.65

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	6,403,693	5,460,452	6,420,711	5,411,356

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	6,425,380	5,524,912	6,442,934	5,475,816

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

NET INCOME	$4,105	$1,632	$8,535	$3,538

OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS) BEFORE TAX:
Change in fair value of investment securities available-for-sale	1,166	(1,237)	4,617	(4,036)
Reclassification for net realized losses (gains) on investment securities included in income	-	23	(49)	113
Change in fair value of loans held-for-sale	-	234	296	898
Reclassification for net realized gains on loans held-for-sale	-	(402)	(605)	(989)
Total other items of comprehensive income (loss)	1,166	(1,382)	4,259	(4,014)

Income tax (provision) benefit related to:
Investment securities	(307)	320	(1,203)	1,040
Loans held-for-sale	-	44	82	24
Total income tax (provision) benefit	(307)	364	(1,121)	1,064

COMPREHENSIVE INCOME	$4,964	$614	$11,673	$588

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three and Nine Months Ended September 30, 2019 and 2018

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							ACCUMULATED
				UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME (LOSS)	TOTAL

Balance at July, 1 2019	$-	$67	$68,535	$(393)	$(3,850)	$50,167	$1,168	$115,694
Net income	-	-	-	-	-	4,105	-	4,105
Other comprehensive income	-	-	-	-	-	-	859	859
Dividends paid ($0.095 per share)	-	-	-	-	-	(608)	-	(608)
Stock compensation expense	-	-	330	-	-	-	-	330
ESOP shares allocated (4,154 shares)	-	-	29	41	-	-	-	70
Balance at September 30, 2019	$-	$67	$68,894	$(352)	$(3,850)	$53,664	$2,027	$120,450

Balance at July, 1 2018	$-	$57	$51,890	$(559)	$(2,826)	$44,862	$(1,619)	$91,805
Net income	-	-	-	-	-	1,632	-	1,632
Other comprehensive loss	-	-	-	-	-	-	(1,018)	(1,018)
Dividends paid ($0.0925 per share)	-	-	-	-	-	(505)	-	(505)
ESOP shares allocated (4,154 shares)	-	-	37	41	-	-	-	78
Balance at September 30, 2018	$-	$57	$51,927	$(518)	$(2,826)	$45,989	$(2,637)	$91,992

Balance at January 1, 2019	$-	$57	$52,051	$(477)	$(2,640)	$46,926	$(1,111)	$94,806
Net income	-	-	-	-	-	8,535	-	8,535
Other comprehensive income	-	-	-	-	-	-	3,138	3,138
Dividends paid	-	-	-	-	-	(1,797)	-	(1,797)
Stock issued in connection with Big Muddy Bancorp, Inc. acquisition	-	10	16,425	-	-	-	-	16,435
Stock compensation expense	-	-	330	-	-	-	-	330
ESOP shares allocated (12,462 shares)	-	-	88	125	-	-	-	213
Treasury stock purchased (70,000 shares at $17.29 average cost per share)	-	-	-	-	(1,210)	-	-	(1,210)
Balance at September 30, 2019	$-	$67	$68,894	$(352)	$(3,850)	$53,664	$2,027	$120,450

Balance at January 1, 2018	$-	$53	$42,780	$(643)	$(2,826)	$43,939	$313	$83,616
Net income	-	-	-	-	-	3,538	-	3,538
Other comprehensive loss	-	-	-	-	-	-	(2,950)	(2,950)
Dividends paid	-	-	-	-	-	(1,488)	-	(1,488)
Stock issued in connection with TwinCo, Inc. acquisition	-	4	9,026	-	-	-	-	9,030
ESOP shares allocated (12,462 shares)	-	-	121	125	-	-	-	246
Balance at September 30, 2018	$-	$57	$51,927	$(518)	$(2,826)	$45,989	$(2,637)	$91,992

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,535	$3,538
Adjustments to reconcile net income to net cash provided by operating activities:
Loan loss provision	1,995	720
Depreciation	1,308	923
Net amortization of investment securities premium and discounts	704	950
Amortization of mortgage servicing rights	1,113	906
Amortization of right of use assets	354	-
Amortization of core deposit intangible and tax credits	761	519
Compensation expense related to restricted stock awards	330	-
ESOP compensation expense for allocated shares	213	246
Deferred income tax provision	417	516
Net gain on sale of loans	(11,451)	(5,449)
Net (gain) loss on sale of available-for-sale securities	(49)	113
Net loss on sale of real estate owned and other repossessed assets	18	57
Net gain on sale/disposal of premises and equipment	(438)	(9)
Net appreciation in cash surrender value of life insurance	(572)	(346)
Net change in:
Accrued interest and dividends receivable	(583)	(630)
Loans held-for-sale	(6,454)	5,560
Other assets	(571)	258
Accrued expenses and other liabilities	741	1,241
Net cash (used in) provided by operating activities	(3,629)	9,113

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	53,257	46,058
Maturities, principal payments and calls	9,998	8,763
Purchases	(51,464)	(45,970)
FHLB stock redeemed (purchased)	1,108	(420)
FRB stock purchased	(493)	(568)
Net cash received (paid) for acquisitions	6,901	(4,243)
Loan origination and principal collection, net	(50,189)	(29,828)
Proceeds from bank owned life insurance	519	205
Purchases of bank owned life insurance	-	(5,600)
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	352	150
Proceeds from sale of premises and equipment	2,500	9
Purchases of premises and equipment	(8,389)	(5,960)
Net cash used in investing activities	(35,900)	(37,404)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$70,144	$18,548
Net short-term (payments) advances on FHLB and other borrowings	(29,687)	39,417
Long-term advances from FHLB and other borrowings	33,000	-
Payments on long-term FHLB and other borrowings	(28,836)	(26,655)
Purchase of treasury stock	(1,210)	-
Dividends paid	(1,797)	(1,488)
Net cash provided by financing activities	41,614	29,822

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,085	1,531

CASH AND CASH EQUIVALENTS, beginning of period	11,201	7,437

CASH AND CASH EQUIVALENTS, end of period	$13,286	$8,968

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$5,245	$3,523
Cash paid during the period for income taxes	$1,131	$355

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in market value of securities available-for-sale	$4,568	$(3,923)
Mortgage servicing rights recognized	$2,231	$1,275
Right of use assets obtained in exchange for lease liabilities	$2,374	$-
Loans transferred to real estate and other assets acquired in foreclosure	$131	$4
Stock issued in connection with acquisitions	$16,435	$9,030

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

On September 5, 2017, the Company entered into an Agreement and Plan of Merger with TwinCo, Inc. ("TwinCo"), a Montana corporation, and TwinCo’s wholly-owned subsidiary, Ruby Valley Bank, a Montana chartered commercial bank to acquire 100% of TwinCo’s equity voting interests. The merger agreement provided that Ruby Valley Bank would merge with and into Opportunity Bank of Montana and that TwinCo would merge with and into the Company. Ruby Valley Bank operated two branches in Madison County, Montana.

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

On August 8, 2019, Eagle and OBMT, entered into an Agreement and Plan of Merger with Western Holding Company of Wolf Point, a Montana corporation (“WHC”), and WHC’s wholly-owned subsidiary, Western Bank of Wolf Point, a Montana chartered commercial bank (“WB”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, WHC will merge with and into Eagle, with Eagle continuing as the surviving corporation. The deal is expected to close during the fourth quarter of 2019.

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

The results of operations for the nine-month period ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other period.

The Company has evaluated events and transactions subsequent to September 30, 2019 for recognition and/or disclosure.

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

The total discount on BMB acquired loans was $2,813,000 as of January 1, 2019. During the nine months ended September 30, 2019, accretion of the loan discount was $1,163,000. The remaining loan discount was $1,650,000 as of September 30, 2019.

The total discount on TwinCo acquired loans was $1,834,000 as of January 31, 2018. During the nine months ended September 30, 2019, accretion of the loan discount was $184,000. During the year ended December 31, 2018, accretion of the loan discount was $589,000. The remaining loan discount was $1,061,000 as of September 30, 2019.

Four impaired loans were acquired through the BMB acquisition with a net balance of $556,000 as of January 1, 2019. The balance of the loans as of September 30, 2019 was $187,000. Two impaired loans were acquired through the TwinCo acquisition with a balance of $1,188,000 as of January 31, 2018. The balance of the loans as of September 30, 2019 was $1,066,000. Acquired impaired loans are considered immaterial for separate disclosure in Note 4. Loans Receivable.

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

Operations of BMB have been included in the consolidated financial statements since January 1, 2019. The Company does not consider BMB a separate reporting segment and does not track the amount of revenues and net income attributable to BMB since acquisition. As such, it is impracticable to determine such amounts for the period from January 1, 2019 through September 30, 2019.

Operations of TwinCo have been included in the consolidated financial statements since February 1, 2018. The Company does not consider TwinCo a separate reporting segment and does not track the amount of revenues and net income attributable to TwinCo since acquisition. As such, it is impracticable to determine such amounts for the period from February 1, 2018 through September 30, 2019.

The accompanying consolidated statements of income include the results of operations of the BMB acquired entity since the January 1, 2019 acquisition date. The following table presents unaudited pro forma results of operations for the three and nine months ended September 30, 2018 as if the acquisition had occurred on January 1, 2018. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments and amortization of the core deposit intangible asset. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company purchased and assumed the assets and liabilities of BMB on January 1, 2018. Cost savings are also not reflected in the unaudited pro forma amounts for the three and nine months ended September 30, 2018.

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
	(Dollars in Thousands, Except Per Share Data)
Pro forma net income(1)
Net interest income after loan loss provision	$8,458	$24,940
Noninterest income	3,681	9,266
Noninterest expense	9,864	29,040
Income before provision for income taxes	2,275	5,166
Income tax provision	455	1,033
Net income	$1,820	$4,133

Pro forma earnings per share(1)
Basic earnings per share	$0.33	$0.76
Diluted earnings per share	$0.33	$0.75

Basic weighted average shares outstanding	5,460,452	5,411,356
Diluted weighted average shares outstanding	5,524,912	5,475,816

(1) Significant assumptions utilized include the acquisition cost noted above and a 20.00% effective tax rate.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	September 30, 2019				December 31, 2018
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(In Thousands)
Available-for-Sale:
U.S. government and agency obligations	$13,817	$312	$-	$14,129	$9,333	$58	$(44)	$9,347
Municipal obligations	51,253	2,103	(1)	53,355	69,024	244	(990)	68,278
Corporate obligations	11,385	43	(25)	11,403	11,411	8	(300)	11,119
Mortgage-backed securities	11,670	67	(50)	11,687	19,635	86	(373)	19,348
Collateralized mortgage obligations	35,340	572	(89)	35,823	24,229	6	(360)	23,875
Asset-backed securities	10,167	-	(181)	9,986	10,350	6	(158)	10,198
Total	$133,632	$3,097	$(346)	$136,383	$143,982	$408	$(2,225)	$142,165

Proceeds from sales of available-for-sale securities and the associated gross realized gains and losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In Thousands)

Proceeds from sale of available-for-sale securities	$-	$978	$53,257	$46,058

Gross realized gain on sale of available-for-sale securities	$-	$-	$549	$191
Gross realized loss on sale of available-for-sale securities	-	(23)	(500)	(304)
Net realized gain (loss) on sale of available-for-sale securities	$-	$(23)	$49	$(113)

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2019
	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$9,626	$9,640
Due from one to five years	13,036	13,108
Due from five to ten years	9,201	9,589
Due after ten years	54,759	56,536
	86,622	88,873
Mortgage-backed securities	11,670	11,687
Collateralized mortgage obligations	35,340	35,823
Total	$133,632	$136,383

Maturities of securities do not reflect repricing opportunities present in adjustable rate securities.

As of September 30, 2019 and December 31, 2018 securities with a fair value of $19,180,000 and $21,408,000, respectively were pledged to secure public deposits and for other purposes required or permitted by law.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. INVESTMENT SECURITIES - continued

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	September 30, 2019
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency	$-	$-	$-	$-
Municipal obligations	1,091	(1)	-	-
Corporate obligations	-	-	2,975	(25)
Mortgage-backed securities and collateralized mortgage obligations	10,017	(27)	8,382	(112)
Asset-backed securities	4,837	(82)	5,149	(99)
Total	$15,945	$(110)	$16,506	$(236)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

U.S. government and agency	$-	$-	$3,385	$(44)
Municipal obligations	17,887	(140)	32,712	(850)
Corporate obligations	2,890	(110)	7,220	(190)
Mortgage-backed securities and collateralized mortgage obligations	5,575	(98)	22,559	(635)
Asset-backed securities	8,200	(158)	-	-
Total	$34,552	$(506)	$65,876	$(1,719)

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. The unrealized losses associated with these investments are believed to be caused by changing market conditions, primarily spreads related to U.S. treasuries, that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Based on the Company’s evaluation of these securities, no other-than-temporary impairment was recorded for the nine months ended September 30, 2019, or 2018. As of September 30, 2019 and December 31, 2018, there were, respectively, 22 and 108 securities in unrealized loss positions that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

As of September 30, 2019, 2 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 0.09% from the Company’s amortized cost basis of these securities. At December 31, 2018, 74 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 1.88% from the Company’s amortized cost basis of these securities. As of September 30, 2019, 3 corporate obligations had unrealized losses of approximately 0.83% from the Company’s amortized cost basis of these securities. At December 31, 2018, 11 corporate obligations had an unrealized loss with aggregate depreciation of approximately 2.88% from the Company's amortized cost basis of these securities. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

As of September 30, 2019, 12 mortgage-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) had unrealized losses with aggregate depreciation of approximately 0.75% from the Company’s amortized cost basis of these securities. At December 31, 2018, 19 MBSs and CMOs had unrealized losses with aggregate depreciation of approximately 2.54% from the Company’s amortized cost basis of these securities. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

As of September 30, 2019, 5 asset-backed securities (“ABSs”) had unrealized losses with aggregate depreciation of approximately 1.78% from the Company’s amortized cost basis of these securities. At December 31, 2018, 4 ABSs had unrealized losses with aggregate depreciation of approximately 1.89% from the Company’s amortized cost basis of these securities. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE

Loans receivable consisted of the following:

	September 30,	December 31,
	2019	2018
	(In Thousands)
Real estate loans:
Residential 1-4 family	$143,067	$144,107
Commercial real estate	416,157	328,438

Other loans:
Home equity	56,537	52,159
Consumer	19,012	16,565
Commercial	119,952	76,762

Total	754,725	618,031

Deferred loan fees, net	(1,156)	(1,098)
Allowance for loan losses	(8,200)	(6,600)
Total loans, net	$745,369	$610,333

Within the commercial real estate loan category, $11,969,000 and $12,476,000 was guaranteed by the United States Department of Agriculture Rural Development, at September 30, 2019 and December 31, 2018, respectively. The commercial real estate category includes $5,937,000 and $2,575,000 of loans guaranteed by the United States Department of Agriculture Farm Service Agency at September 30, 2019 and December 31, 2018, respectively. The commercial category also includes $1,802,000 and $1,303,000 of loans guaranteed by the United States Department of Agriculture Farm Service Agency at September 30, 2019 and December 31, 2018, respectively. The United States Department of Agriculture Farm Service Agency guaranteed loans have increased as a result of recent acquisitions.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE - continued

Allowance for loan losses activity was as follows:

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, July, 1 2019	$1,301	$4,276	$477	$224	$1,472	$7,750
Charge-offs	-	-	-	(44)	(208)	(252)
Recoveries	-	4	-	3	1	8
Provision	-	380	-	44	270	694
Ending balance, September 30, 2019	$1,301	$4,660	$477	$227	$1,535	$8,200

Allowance for loan losses:
Beginning balance, January 1, 2019	$1,301	$3,593	$477	$190	$1,039	$6,600
Charge-offs	-	(20)	(75)	(57)	(305)	(457)
Recoveries	-	13	-	18	31	62
Provision	-	1,074	75	76	770	1,995
Ending balance, September 30, 2019	$1,301	$4,660	$477	$227	$1,535	$8,200

Ending balance, September 30, 2019 allocated to loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance, September 30, 2019 allocated to loans collectively evaluated for impairment	$1,301	$4,660	$477	$227	$1,535	$8,200

Loans receivable:
Ending balance, September 30, 2019	$143,067	$416,157	$56,537	$19,012	$119,952	$754,725

Ending balance, September 30, 2019 of loans individually evaluated for impairment	$795	$1,370	$99	$142	$1,305	$3,711

Ending balance, September 30, 2019 of loans collectively evaluated for impairment	$142,272	$414,787	$56,438	$18,870	$118,647	$751,014

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE - continued

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, July, 1 2018	$1,301	$3,230	$427	$185	$1,007	$6,150
Charge-offs	-	-	-	(14)	-	(14)
Recoveries	-	7	-	12	1	20
Provision	-	164	-	-	30	194
Ending balance, September 30, 2018	$1,301	$3,401	$427	$183	$1,038	$6,350

Allowance for loan losses:
Beginning balance, January 1, 2018	$1,301	$2,778	$506	$225	$940	$5,750
Charge-offs	-	-	(80)	(64)	(24)	(168)
Recoveries	-	14	1	22	11	48
Provision	-	609	-	-	111	720
Ending balance, September 30, 2018	$1,301	$3,401	$427	$183	$1,038	$6,350

Ending balance, September 30, 2018 allocated to loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance, September 30, 2018 allocated to loans collectively evaluated for impairment	$1,301	$3,401	$427	$183	$1,038	$6,350

Loans receivable:
Ending balance, September 30, 2018	$144,972	$303,660	$53,342	$16,491	$79,256	$597,721

Ending balance, September 30, 2018 of loans individually evaluated for impairment	$564	$514	$228	$137	$113	$1,556

Ending balance, September 30, 2018 of loans collectively evaluated for impairment	$144,408	$303,146	$53,114	$16,354	$79,143	$596,165

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE - continued

Internal classification of the loan portfolio was as follows:

	September 30, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$109,268	$-	$1,023	$-	$-	$110,291
Residential 1-4 family construction	32,439	-	337	-	-	32,776
Commercial real estate	313,594	1,647	2,413	175	-	317,829
Commercial construction and development	51,647	-	-	-	-	51,647
Farmland	46,342	109	172	58	-	46,681
Other loans:
Home equity	56,438	-	99	-	-	56,537
Consumer	18,832	-	180	-	-	19,012
Commercial	71,848	378	770	63	-	73,059
Agricultural	45,706	138	570	479	-	46,893
Total	$746,114	$2,272	$5,564	$775	$-	$754,725

	December 31, 2018
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$116,065	$-	$874	$-	$-	$116,939
Residential 1-4 family construction	26,533	-	635	-	-	27,168
Commercial real estate	252,731	1,731	2,322	-	-	256,784
Commercial construction and development	41,726	-	13	-	-	41,739
Farmland	29,915	-	-	-	-	29,915
Other loans:
Home equity	51,668	-	491	-	-	52,159
Consumer	16,394	-	171	-	-	16,565
Commercial	57,778	950	244	81	-	59,053
Agricultural	17,305	-	404	-	-	17,709
Total	$610,115	$2,681	$5,154	$81	$-	$618,031

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE - continued

The following tables include information regarding delinquencies within the loan portfolio.

	September 30, 2019
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$264	$-	$264	$458	$109,569	$110,291
Residential 1-4 family construction	-	-	-	337	32,439	32,776
Commercial real estate	838	-	838	894	316,097	317,829
Commercial construction and development	191	-	191	-	51,456	51,647
Farmland	243	-	243	476	45,962	46,681
Other loans:
Home equity	467	-	467	99	55,971	56,537
Consumer	121	-	121	142	18,749	19,012
Commercial	346	-	346	794	71,919	73,059
Agricultural	20	-	20	511	46,362	46,893
Total	$2,490	$-	$2,490	$3,711	$748,524	$754,725

	December 31, 2018
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$381	$130	$511	$253	$116,175	$116,939
Residential 1-4 family construction	118	-	118	634	26,416	27,168
Commercial real estate	975	1,347	2,322	432	254,030	256,784
Commercial construction and development	9	-	9	13	41,717	41,739
Farmland	-	-	-	-	29,915	29,915
Other loans:
Home equity	39	-	39	491	51,629	52,159
Consumer	135	-	135	127	16,303	16,565
Commercial	284	-	284	308	58,461	59,053
Agricultural	91	-	91	32	17,586	17,709
Total	$2,032	$1,477	$3,509	$2,290	$612,232	$618,031

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE - continued

The following tables include information regarding impaired loans.

	September 30, 2019
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
Real estate loans:
Residential 1-4 family	$458	$494	$-
Residential 1-4 family construction	337	387	-
Commercial real estate	894	1,059	-
Commercial construction and development	-	-	-
Farmland	476	513	-
Other loans:
Home equity	99	115	-
Consumer	142	154	-
Commercial	794	915	-
Agricultural	511	768	-
Total	$3,711	$4,405	$-

	December 31, 2018
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
Real estate loans:
Residential 1-4 family	$253	$277	$-
Residential 1-4 family construction	634	684	-
Commercial real estate	432	527	-
Commercial construction and development	13	26	-
Farmland	-	-	-
Other loans:
Home equity	491	522	-
Consumer	127	181	-
Commercial	308	310	-
Agricultural	32	32	-
Total	$2,290	$2,559	$-

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	Average Recorded Investment
	(In Thousands)
Real estate loans:
Residential 1-4 family	$401	$232	$355	$351
Residential 1-4 family construction	337	337	486	169
Commercial real estate	787	521	663	257
Commercial construction and development	-	-	7	-
Farmland	476	-	238	-
Other loans:	-
Home equity	149	217	295	235
Consumer	137	119	134	145
Commercial	768	102	551	110
Agricultural	615	-	272	-
Total	$3,670	$1,528	$3,001	$1,267

Interest income recognized on impaired loans for the three and nine months ended September 30, 2019 and 2018 is considered insignificant.

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

During the year ended December 31, 2018, there was one new restructured loan. The recorded investment at time of restructure was $23,000 and no charge-off was incurred. The loan is a home equity loan and is on non-accrual status. The recorded investment was $20,000 at September 30, 2019 and $22,000 at December 31, 2018.

There were no loans modified as a troubled debt restructured loan that defaulted during the quarter ended September 30, 2019 where the default occurred within 12 months of restructuring. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of September 30, 2019, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in trouble debt restructures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. MORTGAGE SERVICING RIGHTS

The Company is servicing mortgage loans for the benefit of others totaling $1,112,454,000 and $964,967,000 at September 30, 2019 and December 31, 2018, respectively and are carried at lower of cost or market. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $671,000 and $575,000 for the three months ended September 30, 2019 and 2018, respectively. Mortgage loan servicing fees were $1,918,000 and $1,698,000 for the nine months ended September 30, 2019 and 2018, respectively. These fees, net of amortization, are included mortgage banking which is a component of noninterest income on the consolidated statement of income.

Custodial balances maintained in connection with the foregoing loan servicing, and included in noninterest checking deposits, were $11,971,000 and $5,618,000 at September 30, 2019 and December 31, 2018, respectively.

The following tables are a summary of activity in mortgage servicing rights:

	As of or For the
	Three Months Ended
	September 30,
	2019	2018
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$7,666	$6,716
Mortgage servicing rights capitalized	1,030	527
Amortization of mortgage servicing rights	(478)	(296)
Ending balance	$8,218	$6,947

	As of or For the
	Nine Months Ended
	September 30,
	2019	2018
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$7,100	$6,578
Mortgage servicing rights capitalized	2,231	1,275
Amortization of mortgage servicing rights	(1,113)	(906)
Ending balance	$8,218	$6,947

The fair values of these rights were $8,924,000 and $8,700,000 at September 30, 2019 and December 31, 2018, respectively. The fair value of servicing rights was determined at loan level using a discount rate of 12.00% for all investor types. Prepayment speeds ranged from 110.00% to 258.00% PSA (Public Securities Association prepayment model) at September 30, 2019, depending on the interest rate and term of the specific loan. Prepayment speeds ranged from 83.00% to 226.00% PSA at December 31, 2018. The weighted average prepayment speed was 176.00% PSA and 119.00% PSA at September 30, 2019 and December 31, 2018, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. DEPOSITS

Deposits are summarized as follows:

	September 30,	December 31,
	2019	2018
	(In Thousands)

Noninterest checking	$199,086	$142,788
Interest bearing checking	111,215	105,115
Savings	124,587	108,234
Money market	124,764	108,050
Time certificates of deposit	229,809	162,424
Total	$789,461	$626,611

Time certificates of deposits include $10,180,000 and $0 related to fixed rate brokered CDs at September 30, 2019 and December 31, 2018, respectively. In addition, time certificates of deposits include $16,000,000 and $0 related to fixed rate brokered certificates through the Certificate of Deposit Account Registry Service (“CDARS”) at September 30, 2019 and December 31, 2018, respectively.

NOTE 8. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

	September 30, 2019		December 31, 2018
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)

Senior notes fixed at 5.75%, due 2022	$10,000	$(103)	$10,000	$(136)
Subordinated debentures fixed at 6.75%, due 2025	10,000	(127)	10,000	(143)
Subordinated debentures variable at 3-Month Libor plus 1.42%, due 2035	5,155	-	5,155	-
Total other long-term debt	$25,155	$(230)	$25,155	$(279)

In February 2017, the Company completed the issuance, through a private placement, of $10,000,000 aggregate principal amount of 5.75% fixed senior unsecured notes due in 2022. The interest will be paid semi-annually through maturity date. The notes are not subject to redemption at the option of the Company.

In June 2015, the Company completed the issuance of $10,000,000 in aggregate principal amount of subordinated notes due in 2025 in a private placement transaction to an institutional accredited investor. The notes will bear interest at an annual fixed rate of 6.75% and interest will be paid quarterly through maturity date or earlier redemption. The notes are subject to redemption at the option of the bank on or after June 19, 2020.

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at 3-Month LIBOR plus 1.42%, making the rate 3.505% and 4.228% as of September 30, 2019 and December 31, 2018, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date.

For the three months ended September 30, 2019 and 2018, interest expense on other long-term debt was $360,000 and $361,000, respectively. For the nine months ended September 30, 2019 and 2018, interest expense on other long-term debt was $1,089,000 and $1,065,000, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. EARNINGS PER SHARE

Basic earnings per share for the three months ended September 30, 2019 was computed using 6,403,693 weighted average shares outstanding. Basic earnings per share for the three months ended September 30, 2018 was computed using 5,460,452 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method. The weighted average shares outstanding for the diluted earnings per share calculations was 6,425,380 for the three months ended September 30, 2019 and 5,524,912 for the three months ended September 30, 2018. There were no antidilutive shares for the three months ended September 30, 2019 or 2018.

Basic earnings per share for the nine months ended September 30, 2019 was computed using 6,420,711 weighted average shares outstanding. Basic earnings per share for the nine months ended September 30, 2018 was computed using 5,411,356 weighted average shares outstanding. Diluted earnings per share was computed using the treasury stock method. The weighted average shares outstanding for the diluted earnings per share calculations was 6,442,934 for the nine months ended September 30, 2019 and 5,475,816 for the nine months ended September 30, 2018. There were no antidilutive shares for the nine months ended September 30, 2019 or 2018.

NOTE 10. DIVIDENDS AND STOCK REPURCHASE PROGRAM

For the year ended December 31, 2018, Eagle paid dividends of $0.09 per share for the quarters ended March 31 and June 30, 2018. Eagle paid dividends of $0.0925 per share for the quarters ended September 30 and December 31, 2018. A dividend of $0.0925 per share was declared on January 24, 2019 and paid on March 1, 2019 to shareholders of record on February 8, 2019. A dividend of $0.0925 per share was declared on April 18, 2019 and paid on June 7, 2019 to shareholders of record on May 17, 2019. A dividend of $0.095 per share was declared on July 18, 2019 and paid on September 6, 2019 to shareholders of record on August 16, 2019. A dividend of $0.095 per share was declared on October 17, 2019, payable on December 6, 2019 to shareholders of record on November 15, 2019.

On July 18, 2019, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased under this plan during the three months ended September 30, 2019. The plan expires on July 18, 2020.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

		Unrealized
	Unrealized	(Losses) Gains
	Gains (Losses)	on Investment
	on Loans	Securities
	Held-for-Sale	Available-for-Sale	Total
		(In Thousands)
Balance, January 1, 2019	$227	$(1,338)	$(1,111)
Other comprehensive income, before reclassifications and income taxes	296	3,451	3,747
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(605)	(49)	(654)
Income tax benefit (provision)	82	(896)	(814)
Total other comprehensive (loss) income	(227)	2,506	2,279
Balance, June 30, 2019	-	1,168	1,168
Other comprehensive income, before reclassifications and income taxes	-	1,166	1,166
Amounts reclassified from accumulated other comprehensive income, before income taxes	-	-	-
Income tax provision	-	(307)	(307)
Total other comprehensive income	-	859	859
Balance, September 30, 2019	$-	$2,027	$2,027

Balance, January 1, 2018	$234	$79	$313
Other comprehensive income (loss), before reclassifications and income taxes	664	(2,799)	(2,135)
Amounts reclassified from accumulated other comprehensive income, before income taxes	(587)	90	(497)
Income tax (provision) benefit	(20)	720	700
Total other comprehensive income (loss)	57	(1,989)	(1,932)
Balance, June 30, 2018	291	(1,910)	(1,619)
Other comprehensive income (loss), before reclassifications and income taxes	234	(1,237)	(1,003)
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(402)	23	(379)
Income tax benefit	44	320	364
Total other comprehensive loss	(124)	(894)	(1,018)
Balance, September 30, 2018	$167	$(2,804)	$(2,637)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12. DERIVATIVES AND HEDGING ACTIVITIES

The company enters into mandatory and best efforts interest rate lock commitments to finance mortgage loans. Outstanding loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates. The Company also enters into forward To-Be-Announced ("TBA") mortgage-backed securities to hedge against price or interest rate movements on loan commitments. These forward TBA mortgage-backed securities are accounted for as free-standing or economic derivatives and are measured at fair value. The derivatives are recorded as either other assets or other liabilities on the consolidated statements of condition and the changes in the fair value of the derivatives are recorded in noninterest income on the consolidated statements of income. A net gain of $1,393,000 was recorded in noninterest income for the three months ended September 30, 2019, and a net gain of $864,000 was recorded in noninterest income for the nine months ended September 30, 2019.

Derivatives are summarized as follows:

	September 30, 2019			December 31, 2018
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$70,490	$812	$-	$18,745	$-	$-
Forward TBA mortgage-backed securities	77,000	52	-	16,000	-	-

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

Derivative Instruments – The fair value of the interest rate lock commitments and forward TBA mortgage-backed securities are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. Interest rate lock commitments are considered Level 3 inputs and the forward TBA mortgage-backed securities are considered Level 2 inputs.

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

	September 30, 2019
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency	$-	$14,129	$-	$14,129
Municipal obligations	-	53,355	-	53,355
Corporate obligations	-	11,403	-	11,403
Mortgage-backed securities	-	11,687	-	11,687
Collateralized mortgage obligations	-	35,823	-	35,823
Asset-backed securities	-	9,986	-	9,986
Loans held-for-sale	-	24,913	-	24,913
Interest rate lock commitments	-	-	812	812
Forward TBA mortgage-backed securities	-	52	-	52

	December 31, 2018
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency	$-	$9,347	$-	$9,347
Municipal obligations	-	68,278	-	68,278
Corporate obligations	-	11,119	-	11,119
Mortgage-backed securities	-	19,348	-	19,348
Collateralized mortgage obligations	-	23,875	-	23,875
Asset-backed securities	-	10,198	-	10,198
Loans held-for-sale	-	7,318	-	7,318
Interest rate lock commitments	-	-	-	-
Forward TBA mortgage-backed securities	-	-	-	-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13. FAIR VALUE DISCLOSURES - continued

Certain financial assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans that are collateral dependent, real estate and other repossessed assets and mortgage servicing rights.

The following table summarizes financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

September 30, 2019
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
(In Thousands)
Real estate and other repossessed assets	$-	$-	$-	$-

	December 31, 2018
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Real estate and other repossessed assets	$-	$-	$107	$107

As of September 30, 2019, impaired loans with a carrying value of $3,711,000 were not reduced by specific valuation allowance allocations and therefore resulted in a total reported value of $3,711,000.

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

	Fair Value at		Principal	Significant	Range of
	September 30,	December 31,	Valuation	Unobservable	Signficant Input
Instrument	2019	2018	Technique	Inputs	Values
	(Dollars In Thousands)
Real estate and other repossessed assets	$-	$107	Appraisal of collateral	Liquidation expenses	10-30%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13. FAIR VALUE DISCLOSURES - continued

The tables below summarize the estimated fair values of financial instruments of the Company at September 30, 2019 and December 31, 2018, whether or not recognized at fair value on the consolidated statements of condition. The tables are followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

	September 30, 2019
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$13,286	$-	$-	$13,286	$13,286
FHLB stock	4,167	-	-	4,167	4,167
FRB stock	2,526	-	-	2,526	2,526
Loans receivable, net	-	-	747,382	747,382	745,369
Accrued interest and dividends receivable	5,318	-	-	5,318	5,318
Mortgage servicing rights	-	-	8,924	8,924	8,218
Financial liabilities:
Non-maturing interest bearing deposits	-	360,566	-	360,566	360,566
Noninterest bearing deposits	199,086	-	-	199,086	199,086
Time certificates of deposit	-	-	229,648	229,648	229,809
Accrued expenses and other liabilities	10,266	-	-	10,266	10,266
FHLB advances and other borrowings	-	-	76,799	76,799	76,699
Other long-term debt	-	-	24,828	24,828	25,155

	December 31, 2018
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$11,201	$-	$-	$11,201	$11,201
FHLB stock	5,011	-	-	5,011	5,011
FRB stock	2,033	-	-	2,033	2,033
Loans receivable, net	-	-	603,361	603,361	608,043
Accrued interest and dividends receivable	3,479	-	-	3,479	3,479
Mortgage servicing rights	-	-	8,670	8,670	7,100
Financial liabilities:
Non-maturing interest bearing deposits	-	321,399	-	321,399	321,399
Noninterest bearing deposits	142,788	-	-	142,788	142,788
Time certificates of deposit	-	-	160,735	160,735	162,424
Accrued expenses and other liabilities	5,388	-	-	5,388	5,388
FHLB advances and other borrowings	-	-	101,885	101,885	102,222
Other long-term debt	-	-	24,002	24,002	25,155

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

Mortgage Servicing Rights – the fair value of servicing rights was determined at loan level using a discount rate of 12.00% for all investor types and prepayment speeds ranging from 110.00% to 258.00% PSA (Public Securities Association prepayment model), depending on the interest rate and term of the specific loan. The weighted average prepayment speed was 176.00% PSA.

Deposits and Time Certificates of Deposit – The fair value of deposits with no stated maturity, such as checking, passbook, and money market, is equal to the amount payable on demand. The fair value of time certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities.

Advances from the FHLB/Other Borrowings and Other Long-Term Debt – The fair value of the Company’s advances and debentures are estimated using discounted cash flow analysis based on the interest rate that would be effective September 30, 2019 and December 31, 2018, respectively if the borrowings repriced according to their stated terms.

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

In October 2019, the FASB amended the effective date of the standard. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach).

The Company believes the amendments in this update will have an impact on the Company’s consolidated financial statements and is continuing to evaluate the significance of that impact, even though the adoption date has been deferred. In that regard, we have established a working group under the direction of our Chief Financial Officer and Chief Credit Officer. The group is composed of individuals from the finance and credit administration areas of the Company. We are currently developing an implementation plan, including assessment of processes, segmentation of the loan portfolio and identifying and adding data fields necessary for analysis. The adoption of this standard is likely to result in an increase in the allowance for loan and lease losses as a result of changing from an “incurred loss” model to an “expected loss” model. While we currently cannot reasonably estimate the impact of adopting this standard, we expect the impact will be influenced by the composition, characteristics and quality of our loan and securities portfolios, as well as the general economic conditions and forecasts as of the adoption date.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s primary business activity is the ownership of its wholly owned subsidiary, Opportunity Bank of Montana (the “Bank”). The Bank is a Montana chartered commercial bank that focuses on both consumer and commercial lending. It engages in typical banking activities: acquiring deposits from local markets and originating loans and investing in securities. Its deposits are insured by the Federal Deposit Insurance Corporation. Federal insurance premiums are included in noninterest expense on the consolidated statement of income and included a credit for the three months ended September 30, 2019. The Bank’s primary component of earnings is its net interest margin (also called spread or margin), the difference between interest income and interest expense. The net interest margin is managed by management (through the pricing of its products and by the types of products offered and kept in portfolio), and is affected by changes in market interest rates. The Bank also generates noninterest income in the form of fee income and gain on sale of loans.

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

The Company previously offered wealth management services through financial advisors employed by the Bank. Income from wealth management services was included in noninterest income on the consolidated statement of income. The company discontinued its wealth management services during July of 2019.

Management continues to focus on improving the Bank’s earnings. Management believes the Bank needs to continue to concentrate on increasing net interest margin, other areas of fee income and control of operating expenses to achieve earnings growth going forward. Management’s strategy of growing the bank’s loan portfolio and deposit base is expected to help achieve these goals as follows: loans typically earn higher rates of return than investments; a larger deposit base should yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs. The biggest challenge to the strategy is funding the growth of the Bank’s balance sheet in an efficient manner. Though deposit growth has been steady, it may become more difficult to maintain due to significant competition and possible reduced customer demand for deposits as customers may shift into other asset classes.

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee changed the federal funds target rate from 1.50% to 2.50% during the year ended December 31, 2018. The rate decreased from 2.50% to 2.00% during the nine months ended September 30, 2019.

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

On August 8, 2019, Eagle and OBMT, entered into an Agreement and Plan of Merger with Western Holding Company of Wolf Point, a Montana corporation (“WHC”), and WHC’s wholly-owned subsidiary, Western Bank of Wolf Point, a Montana chartered commercial bank (“WB”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, WHC will merge with and into Eagle, with Eagle continuing as the surviving corporation. Upon completion of the transaction, Eagle will have an additional $100 million in assets, $77 million in deposits, and $41 million in gross loans, based on June 30, 2019 information. The deal is expected to close during the fourth quarter of 2019.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between September 30, 2019 and December 31, 2018.

Total assets were $1.02 billion at September 30, 2019, an increase of $168.32 million, or 19.70%, from $853.90 million at December 31, 2018. The increase was largely due to the change in loans receivable which was impacted by the acquisition of BMB. Loans receivable increased by $135.04 million, or 22.1%, to $745.37 million at September 30, 2019, from $610.33 million at December 31, 2018. Total liabilities were $901.77 million at September 30, 2019, an increase of $142.67 million, or 18.8%, from $759.10 million at December 31, 2018. The increase was mainly due to an increase in deposits which was impacted by the BMB acquisition. Total deposits increased by $162.85 million, or 26.0%, to $789.46 million at September 30, 2019, from $626.61 million at December 31, 2018.

Balance Sheet Details

Investment Activities

The following table summarizes investment activities:

	September 30,		December 31,
	2019		2018
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency	$14,129	9.63%	$9,347	6.22%
Municipal obligations	53,355	36.38%	68,278	45.44%
Corporate obligations	11,403	7.77%	11,119	7.40%
Mortgage-backed securities	11,687	7.97%	19,348	12.88%
Collateralized mortgage obligations	35,823	24.43%	23,875	15.89%
Asset-backed securities	9,986	6.81%	10,198	6.79%
Total securities available-for-sale	136,383	92.99%	142,165	94.62%

Interest bearing deposits, at cost	3,589	2.45%	1,057	0.70%
Federal Home Loan Bank ("FHLB") capital stock, at cost	4,167	2.84%	5,011	3.33%
Federal Reserve Bank ("FRB") capital stock, at cost	2,526	1.72%	2,033	1.35%
Total	$146,665	100.00%	$150,266	100.00%

Securities available-for-sale were $136.38 million at September 30, 2019, a decrease of $5.79 million, or 4.1%, from $142.17 million at December 31, 2018. The largest decrease in securities available-for-sale was in municipal obligations which decreased by $14.92 million largely due to sales activity. This decrease was partially offset by an increase in collateralized mortgage obligations of $11.94 million largely due to purchase activity.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	September 30,		December 31,
	2019		2018
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential 1-4 family (1)	$110,291	14.61%	$116,939	18.92%
Residential 1-4 family construction	32,776	4.34%	27,168	4.40%
Total residential 1-4 family	143,067	18.95%	144,107	23.32%

Commercial real estate	317,829	42.12%	256,784	41.54%
Commercial construction and development	51,647	6.84%	41,739	6.75%
Farmland	46,681	6.19%	29,915	4.84%
Total commercial real estate	416,157	55.15%	328,438	53.13%

Total real estate loans	559,224	74.10%	472,545	76.45%

Other loans:
Home equity	56,537	7.49%	52,159	8.44%
Consumer	19,012	2.52%	16,565	2.68%

Commercial	73,059	9.68%	59,053	9.56%
Agricultural	46,893	6.21%	17,709	2.87%
Total commercial loans	119,952	15.89%	76,762	12.43%

Total other loans	195,501	25.90%	145,486	23.55%

Total loans	754,725	100.00%	618,031	100.00%

Deferred loan fees	(1,156)		(1,098)
Allowance for loan losses	(8,200)		(6,600)
Total loans, net	$745,369		$610,333

(1)	Excludes loans held-for-sale.

Loans receivable, net increased $135.04 million to $745.37 million at September 30, 2019 due to the BMB acquisition as well as organic growth. The BMB acquisition included $89.20 million of acquired loans. Excluding acquired loans, loans receivable increased by $45.83 million. Including acquired loans, total commercial real estate loans increased $87.72 million, total commercial loans increased $43.19 million, home equity loans increased $4.38 million, consumer loans increased $2.44 million and total residential loans decreased $1.04 million. Total loan originations were $542.68 million for the nine months ended September 30, 2019, with total residential 1-4 family accounting for $383.11 million of the total. Total commercial real estate originations were $84.68 million. Total commercial and home equity loan originations totaled $49.48 million and $17.48 million, respectively, for the same period. Consumer loan originations totaled $7.93 million. Loans held-for-sale increased by $17.59 million, to $24.91 million at September 30, 2019 from $7.32 million at December 31, 2018.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. Subsequent write-downs are recorded as a charge to operations. As of September 30, 2019, the Bank had $91,000 of real estate owned.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities– continued

The following table sets forth information regarding nonperforming assets:

	September 30,	December 31,
	2019	2018
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential 1-4 family	$458	$253
Residential 1-4 family construction	337	634
Commercial real estate	894	432
Commercial construction and development	-	13
Farmland	476	-
Other loans:
Home equity	79	469
Consumer	142	127
Commercial	794	308
Agricultural	511	32
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	-	130
Commercial real estate	-	1,347
Restructured loans:
Other loans:
Home equity	20	22
Total nonperforming loans	3,711	3,767
Real estate owned and other repossed property, net	91	107
Total nonperforming assets	$3,802	$3,874

Total nonperforming loans to total loans	0.49%	0.61%
Total nonperforming loans to total assets	0.36%	0.44%
Total allowance for loan loss to nonperforming loans	220.96%	175.21%
Total nonperforming assets to total assets	0.37%	0.45%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	September 30,		December 31,
	2019		2018
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$199,086	25.22%	$142,788	22.79%
Interest bearing checking	111,215	14.09%	105,115	16.78%
Savings	124,587	15.78%	108,234	17.27%
Money market	124,764	15.80%	108,050	17.24%
Total	559,652	70.89%	464,187	74.08%
Certificates of deposit accounts:
IRA certificates	26,167	3.31%	28,198	4.50%
Brokered certificates	10,180	1.29%	-	0.00%
Other certificates	193,462	24.51%	134,226	21.42%
Total certificates of deposit	229,809	29.11%	162,424	25.92%
Total deposits	$789,461	100.00%	$626,611	100.00%

Deposits increased by $162.85 million, or 26.0%, to $789.46 million at September 30, 2019 from $626.61 million at December 31, 2018. The increase was largely due to increased deposits as a result of the BMB acquisition. Excluding acquired deposits, total deposits increased by $70.14 million. Including acquired deposits, certificates of deposit increased by $67.39 million, noninterest checking increased by $56.30 million, money market increased by $16.71 million, savings increased by $16.35 million, and interest bearing checking increased by $6.10 million. As indicated in the table above, the increase in time certificates of deposit was impacted by $10.18 million of fixed rate brokered CDs. In addition, other certificates include an increase from year-end of $16.00 million related to fixed rate brokered certificates obtained through the Certificate of Deposit Account Registry Service (“CDARS”).

The following table summarizes borrowing activity:

	September 30,		December 31,
	2019		2018
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings	$76,699	75.47%	$102,222	80.43%
Other long-term debt:
Senior notes fixed at 5.75%, due 2022	9,897	9.74%	9,864	7.76%
Subordinated debentures fixed at 6.75%, due 2025	9,873	9.72%	9,857	7.76%
Subordinated debentures variable, due 2035	5,155	5.07%	5,155	4.05%
Total other long-term debt	24,925	24.53%	24,876	19.57%
Total borrowings	101,624	100.00%	127,098	100.00%

FHLB advances and other borrowings decreased by $25.52 million, or 25.0%, to $76.70 million at September 30, 2019 from $102.22 million at December 31, 2018. The decrease is due in part to utilizing brokered CDs and CDARS as other borrowing sources.

Shareholders’ Equity

Total shareholders’ equity increased $25.64 million, or 27.0%, to $120.45 million at September 30, 2019 from $94.81 million at December 31, 2018. This was primarily the result of stock issued in connection with the BMB acquisition of $16.44 million. The increase was also due to net income of $8.54 million and other comprehensive income of $3.14 million. These increases were slightly offset by dividends paid of $1.80 million and treasury stock purchased for $1.21 million.

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

	For the Three Months Ended September 30,
	2019			2018
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$134,980	$916	2.69%	$151,750	$1,036	2.71%
FHLB and FRB stock	8,049	107	5.27%	6,473	80	4.90%
Loans receivable(1)	779,770	10,731	5.46%	591,441	7,701	5.17%
Other earning assets	4,188	19	1.80%	1,020	8	3.11%
Total interest earning assets	926,987	11,773	5.04%	750,684	8,825	4.66%
Noninterest earning assets	100,911			80,191
Total assets	$1,027,898			$830,875

Liabilities and equity:
Interest bearing liabilities:
Deposit accounts:
Checking	$114,820	$11	0.04%	$105,060	$8	0.03%
Savings	119,555	24	0.08%	104,884	14	0.05%
Money market	121,588	109	0.36%	104,421	51	0.19%
Certificates of deposit	213,073	878	1.63%	162,877	461	1.12%
Advances from FHLB and other borrowings including long-term debt	136,306	1,052	3.06%	114,438	814	2.82%
Total interest bearing liabilities	705,342	2,074	1.17%	591,680	1,348	0.90%
Noninterest checking	188,291			138,302
Other noninterest bearing liabilities	15,753			8,215
Total liabilities	909,386			738,197

Total equity	118,512			92,678

Total liabilities and equity	$1,027,898			$830,875
Net interest income/interest rate spread(2)		$9,699	3.87%		$7,477	3.76%

Net interest margin(3)			4.15%			3.95%
Total interest earning assets to interest bearing liabilities			131.42%			126.87%

(1)	Includes loans held-for-sale.
(2)	Interest rate spread represents the difference between the average yield on interest earning assets and the average rate on interest bearing liabilities.
(3)	Net interest margin represents income before the provision for loan losses divided by average interest earning assets.
(4)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Net Interest Income – continued

	For the Nine Months Ended September 30,
	2019			2018
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$137,533	$2,802	2.72%	$152,580	$3,046	2.67%
FHLB and FRB stock	7,582	297	5.24%	6,166	233	5.05%
Loans receivable(1)	753,541	31,378	5.57%	583,274	22,435	5.14%
Other earning assets	3,984	55	1.85%	3,450	44	1.70%
Total interest earning assets	902,640	34,532	5.11%	745,470	25,758	4.62%
Noninterest earning assets	95,835			78,356
Total assets	$998,475			$823,826

Liabilities and equity:
Interest bearing liabilities:
Deposit accounts:
Checking	$115,549	$33	0.04%	$107,412	$27	0.03%
Savings	118,972	61	0.07%	103,325	40	0.05%
Money market	121,907	305	0.33%	107,280	156	0.19%
Certificates of deposit	205,396	2,334	1.52%	164,010	1,231	1.00%
Advances from FHLB and other borrowings including long-term debt	131,011	3,031	3.09%	108,484	2,170	2.67%
Total interest bearing liabilities	692,835	5,764	1.11%	590,511	3,624	0.82%
Noninterest checking	179,539			132,773
Other noninterest bearing liabilities	12,487			9,603
Total liabilities	884,861			732,887

Total equity	113,614			90,939

Total liabilities and equity	$998,475			$823,826
Net interest income/interest rate spread(2)		$28,768	4.00%		$22,134	3.80%

Net interest margin(3)			4.26%			3.97%
Total interest earning assets to interest bearing liabilities			130.28%			126.24%

(1)	Includes loans held-for-sale.
(2)	Interest rate spread represents the difference between the average yield on interest earning assets and the average rate on interest bearing liabilities.
(3)	Net interest margin represents income before the provision for loan losses divided by average interest earning assets.
(4)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.

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

	For the Three Months Ended September 30,
	2019			2018
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$(114)	$(6)	$(120)	$169	$174	$343
FHLB and FRB stock	19	8	27	10	22	32
Loans receivable(1)	2,452	578	3,030	881	342	1,223
Other earning assets	25	(14)	11	5	(2)	3
Total interest earning assets	2,382	566	2,948	1,065	536	1,601

Interest bearing liabilities:
Savings, money market and checking accounts	11	60	71	11	7	18
Certificates of deposit	142	275	417	28	102	130
Advances from FHLB and other borrowings including long-term debt	156	82	238	(22)	157	135
Total interest bearing liabilities	309	417	726	17	266	283

Change in net interest income	$2,073	$149	$2,222	$1,048	$270	$1,318

(1)	Includes loans held-for-sale.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rate/Volume Analysis – continued

	For the Nine Months Ended September 30,
	2019			2018
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$(300)	$56	$(244)	$458	$452	$910
FHLB and FRB stock	54	10	64	31	78	109
Loans receivable(1)	6,549	2,394	8,943	2,926	1,287	4,213
Other earning assets	7	4	11	13	24	37
Total interest earning assets	6,310	2,464	8,774	3,428	1,841	5,269

Interest bearing liabilities:
Savings, money market and checking accounts	29	147	176	27	48	75
Certificates of deposit	311	792	1,103	59	178	237
Advances from FHLB and other borrowings including long-term debt	451	410	861	3	342	345
Total interest bearing liabilities	791	1,349	2,140	89	568	657

Change in net interest income	$5,519	$1,115	$6,634	$3,339	$1,273	$4,612

(1)	Includes loans held-for-sale.

Results of Operations for the Three Months Ended September 30, 2019 and 2018

Net Income. Eagle’s net income for the three months ended September 30, 2019 was $4.11 million compared to $1.63 million for the three months ended September 30, 2018. The increase of $2.48 million was due to an increase in net interest income after loan loss provision of $1.73 million and an increase in noninterest income of $4.95 million, offset by an increase in noninterest expense of $3.46 million and an increase in income tax provision of $736,000. Basic earnings per share was $0.64 and diluted earnings per share was both $0.63 for the current period. Basic and diluted earnings per share were both $0.30 for the prior year comparable period.

Net Interest Income. Net interest income increased to $9.70 million for the three months ended September 30, 2019, from $7.48 million for the same quarter in the prior year. This increase of $2.22 million, or 29.7%, was the result of an increase in interest and dividend income of $2.94 million, partially offset by an increase in interest expense of $726,000.

Interest and Dividend Income. Interest and dividend income was $11.77 million for the three months ended September 30, 2019, compared to $8.83 million for the three months ended September 30, 2018, an increase of $2.94 million, or 33.3%. Interest and fees on loans increased to $10.73 million for the three months ended September 30, 2019 from $7.70 million for the three months ended September 30, 2018. This increase of $3.03 million, or 39.4%, was due to an increase in the average balance of loans, as well as, an increase in the average yield of loans for the quarter ended September 30, 2019. Average balances for loans receivable, including loans held-for-sale, for the three months ended September 30, 2019 were $779.77 million, compared to $591.44 million for the prior year period. This represents an increase of $188.33 million, or 31.8% and was impacted by the BMB acquisition. The average interest rate earned on loans receivable increased by 29 basis points, from 5.17% to 5.46%. Interest and fees on loans also includes $289,000 related to accretion of the loan purchase discount for the BMB and TwinCo acquisitions. Interest and dividends on investment securities available-for-sale decreased by $120,000, or 11.6% period over period. Average balances for investments decreased to $134.98 million for the three months ended September 30, 2019, from $151.75 million for the three months ended September 30, 2018. Average interest rates earned on investments decreased slightly to 2.69% for the three months ended September 30, 2019 from 2.71% for the three months ended September 30, 2018.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2019 and 2018 – continued

Interest Expense. Total interest expense was $2.07 million for the three months ended September 30, 2019 compared to $1.35 million for the three months ended September 30, 2018. The increase of $726,000 or 53.9% was due to an increase in interest expense on deposits, as well as an increase in total borrowings. The average balance for total deposits was $757.33 million for three months ended September 30, 2019 compared to $615.54 million for the three months ended September 30, 2018. This increase was impacted by the BMB acquisition. The overall average rate on total deposits was 0.54% for the three months ended September 30, 2019 compared to 0.34% for the three months ended September 30, 2018. The average balance for total borrowings increased from $114.44 million for the three months ended September 30, 2018 to $136.31 million for the three months ended September 30, 2019. The average rate paid on total borrowings also increased from 2.82% for the three months ended September 30, 2018, to 3.06% for the three months ended September 30, 2019.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank and past due loans in the portfolio. The Bank’s policies require review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. The Bank recorded $694,000 in provision for loan losses for the three months ended September 30, 2019 and $194,000 for the three months ended September 30, 2018. Management believes the level of total allowances is adequate.

Noninterest Income. Total noninterest income was $8.42 million for the three months ended September 30, 2019, compared to $3.47 million for the three months ended September 30, 2018. The increase of $4.95 million is largely due to an increase in net gain on sale of loans which increased to $5.49 million for the three months ended September 30, 2019 from $2.29 million for the three months ended September 30, 2018. This increase was impacted by increased mortgage originations and higher margins on mortgage loans sold.

Noninterest Expense. Noninterest expense was $12.22 million for the three months ended September 30, 2019 compared to $8.76 million for the three months ended September 30, 2018. The increase of $3.46 million or 39.5% is largely due to increased salaries and employee benefits expense of $2.44 million. The increase is due in part to higher commission-based compensation related to the continued loan growth, additional mortgage lenders hired in the past year and staff hired related to compliance with mortgage rules. Salaries and employee benefits expense was also impacted by the addition of staff related to the BMB acquisition.

Income Tax Provision. Income tax provision was $1.10 million for the three months ended September 30, 2019, compared to $360,000 for the three months ended September 30, 2018. The effective tax rate for the three months ended September 30, 2019 was 21.1% compared to 18.1% for the three months ended September 30, 2018.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

Net Income. Eagle’s net income for the nine months ended September 30, 2019 was $8.54 million compared to $3.54 million for the nine months ended September 30, 2018. The increase of $5.00 million was due to an increase in net interest income after loan loss provision of $5.36 million and an increase in noninterest income of $9.00 million, offset by an increase in noninterest expense of $8.01 million and an increase in income tax provision of $1.35 million. Basic earnings per share was $1.33 and diluted earnings per share was $1.32 for the current year period. Basic and diluted earnings per share were both $0.65 for the prior year period.

Net Interest Income. Net interest income increased to $28.77 million for the nine months ended September 30, 2019, from $22.13 million for the previous year’s nine-month period. This increase of $6.64 million, or 30.0%, was the result of an increase in interest and dividend income of $8.77 million, partially offset by an increase in interest expense of $2.14 million.

Interest and Dividend Income. Interest and dividend income was $34.53 million for the nine months ended September 30, 2019, compared to $25.76 million for the nine months ended September 30, 2018, an increase of $8.77 million, or 34.0%. Interest and fees on loans increased to $31.38 million for the nine months ended September 30, 2019 from $22.44 million for the same period ended September 30, 2018. This increase of $8.94 million, or 39.8%, was due to an increase in the average balance of loans, as well as, an increase in the average yield on loans. Average balances for loans receivable, including loans held-for-sale, for the nine months ended September 30, 2019 were $753.54 million, compared to $583.27 million for the prior year period. This represents an increase of $170.27 million, or 29.2% and was impacted by the BMB acquisition. The average interest rate earned on loans receivable increased by 43 basis points, from 5.14% to 5.57%. Interest and fees on loans also includes $1.35 million related to accretion of the loan purchase discount for the BMB and TwinCo acquisitions. Interest and dividends on investment securities available-for-sale decreased $244,000, or 8.0% period over period. Average balances for investments decreased to $137.53 million for the nine months ended September 30, 2019, from $152.58 million for the nine months ended September 30, 2018. However, average interest rates earned on investments increased to 2.72% for the nine months ended September 30, 2019 from 2.67% for the nine months ended September 30, 2018.

Interest Expense. Total interest expense for the nine months ended September 30, 2019 was $5.76 million compared to $3.62 million for the nine months ended September 30, 2018. The increase of $2.14 million was due to an increase in interest expense on deposits, as well as an increase in total borrowings. Interest expense on deposits increased $1.28 million for the nine months ended September 30, 2019 compared to the same period in the prior year. The increase is due to higher overall average balances for total deposits which increased from $614.80 million for the nine months ended September 30, 2018 to $741.36 million for the nine months ended September 30, 2019. This increase was impacted by the BMB acquisition. The overall average rate on total deposits was also increased to 0.49% for the nine months ended September 30, 2019 compared to 0.32% for the prior period. Interest expense on total borrowings increased $861,000 for the nine months ended September 30, 2019 compared to the same period in the prior year. The average borrowing balance increased from $108.48 million for the nine months ended September 30, 2018 to $131.01 million for the nine months ended September 30, 2019. The average rate paid increased from 2.67% for the nine months ended September 30, 2018, to 3.09% for the nine months ended September 30, 2019.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management of the Bank, to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank and past due loans in the portfolio. The Bank’s policies require a review of assets on a quarterly basis. The Bank classifies loans as well as other assets if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. The Bank recorded $2.00 million in loan loss provisions for the nine months ended September 30, 2019 and $720,000 for the nine months ended September 30, 2018. Management believes the level of total allowances is adequate. Total nonperforming loans was $3.71 million at September 30, 2019 compared to $3.77 million at December 31, 2018. The Bank has $91,000 in other real estate owned and other repossessed assets at September 30, 2019 compared to $107,000 at December 31, 2018.

Noninterest Income. Total noninterest income increased to $17.62 million for the nine months ended September 30, 2019, from $8.62 million for the nine months ended September 30, 2018, an increase of $9.00 million or 104.4%. The increase is largely due to an increase in net gain on sale of loans which increased to $11.45 million for the nine months ended September 30, 2019 from $5.45 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, $329.05 million mortgage loans were sold compared to $205.06 million in the same period in the prior year. In addition, the gross margin on sale of mortgage loans for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 increased from 2.66% to 3.48%.

Noninterest Expense. Noninterest expense was $33.72 million for the nine months ended September 30, 2019 compared to $25.71 million for the nine months ended September 30, 2018. The increase of $8.01 million, or 31.2%, is largely due to increased salaries and employee benefits expense of $4.57 million. The increase in salaries expense is due in part to higher commission-based compensation related to the continued loan growth and additional staff related to compliance with mortgage rules. Salaries and employee benefits expense was also impacted by the addition of staff related to the BMB acquisition. In addition, acquisition costs increased $1.10 million compared to prior year.

Income Tax Provision. Income tax provision was $2.14 million for the nine months ended September 30, 2019, compared to $780,000 for the nine months ended September 30, 2018. The effective tax rate for the nine months ended September 30, 2019 was 20.0% compared to 18.1% for the nine months ended September 30, 2018.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity

The Bank is required to maintain minimum levels of liquid assets as defined in the regulations of the Montana Division of Banking and Financial Institutions and FRB regulations. The liquidity requirement is retained for safety and soundness purposes, and appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with FHLB. The Bank exceeded those minimum ratios as of both September 30, 2019 and December 31, 2018.

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

Capital Resources

As of September 30, 2019, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 12.9% compared to an increase of 2.3% at December 31, 2018. The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

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

The Banks’s Tier I leverage ratio, as measured under State of Montana and FRB rules, decreased slightly from 11.22% as of December 31, 2018 to 11.21% as of September 30, 2019. The Bank’s capital position helps to mitigate its interest rate risk exposure.

As of September 30, 2019, the Bank’s regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed “well capitalized” pursuant to State of Montana and FRB rules. As of September 30, 2019, the Bank’s total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios were 15.70%, 14.62%, 14.62% and 11.21%, respectively, compared to regulatory requirements of 10.50%, 8.50%, 7.00% and 4.00%, respectively. All of these ratios with the exception of the Tier 1 leverage ratio include the capital conservation buffer of 2.50% phased-in beginning January 1, 2019.

	September 30, 2019
	(Unaudited)
	Dollar	% of
	Amount	Assets
	(Dollars in Thousands)
Total risk-based capital to risk weighted assets:
Actual capital level	$119,898	15.70%
Minimum required for capital adequacy Basel III phase-in schedule	80,202	10.50%
Excess capital	$39,696	5.20%

Tier I capital to risk weighted assets:
Actual capital level	$111,698	14.62%
Minimum required for capital adequacy Basel III phase-in schedule	64,925	8.50%
Excess capital	$46,773	6.12%

Common equity tier I capital to risk weighted assets:
Actual capital level	$111,698	14.62%
Minimum required for capital adequacy Basel III phase-in schedule	53,468	7.00%
Excess capital	$58,230	7.62%

Tier I capital to adjusted total average assets:
Actual capital level	$111,698	11.21%
Minimum required for capital adequacy Basel III phase-in schedule	39,847	4.00%
Excess capital	$71,851	7.21%

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

The Bank has established acceptable levels of interest rate risk for an instantaneous and permanent shock in rates as follows: Projected net interest income over the next twelve months (i.e. year-1) and the subsequent twelve months (i.e. year-2) will not be reduced by more than 15.0% given an immediate increase in interest rates of up to 200 basis points or by more than 10.0% given an immediate decrease in interest rates of up to 100 basis points.

The following table includes the Bank’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of September 30, 2019		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	1.50%	3.70%	-15.00%
-100	-2.70%	-4.20%	-10.00%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of September 30, 2019, our disclosure controls and procedures were effective. During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 18, 2019, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased under this plan during the three months ended September 30, 2019. The plan expires on July 18, 2020.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Part II - OTHER INFORMATION (CONTINUED)

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of August 8, 2019, by and among Eagle Bancorp Montana, Inc., Opportunity Bank of Montana, Western Holding Company of Wolf Point and Western Bank of Wolf Point (incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on August 9, 2019).

3.1	Amended and Restated Certificate of Incorporation of Eagle Bancorp Montana, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on February 23, 2010).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q filed on May 9, 2019).

3.3	Bylaws of Eagle Bancorp Montana, Inc., amended as of August 20, 2015 (incorporated by reference to 3.1 of our Current Report on Form 8-K filed on August 25, 2015).

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

EAGLE BANCORP MONTANA, INC.

Date: November 6, 2019	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: November 6, 2019	By:	/s/ Laura F. Clark
Laura F. Clark
Executive Vice President/CFO/COO