Form 10-K
period 2019-12-31
Eagle Bancorp Montana, Inc.
filed 2020-03-11
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-34682

Eagle Bancorp Montana, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1449820
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1400 Prospect Avenue, Helena, MT	59601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	406-442-3080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock par value $0.01 per share	EBMT	The Nasdaq Stock Market LLC

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

☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates of Eagle, computed by reference to the closing price at which the stock was sold as of June 30, 2019 was $96,420,000. The outstanding number of shares of common stock of Eagle as of February 1, 2020, was 6,818,883.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement relating to its 2020 annual meeting of stockholders (“2020 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. The 2020 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end to which this report relates.

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

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	local, regional, national and international economic and market conditions and events and the impact they may have on us, our customers and our assets and liabilities;
●	competition among depository and other financial institutions;
●	risks related to the concentration of our business in Montana, including risks associated with changes in the prices, values and sales volume of residential and commercial real estate in Montana;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	our ability to attract deposits and other sources of funding or liquidity;
●	changes or volatility in the securities markets;
●

our ability to implement our growth strategy, including identifying and consummating suitable acquisitions, raising additional capital to finance such transactions, entering new markets, possible failures in realizing the anticipated benefits from such acquisitions and an inability of our personnel, systems and infrastructure to keep pace with such growth;

●	the effect of acquisitions we may make, if any, including, without limitation, the failure to achieve expected revenue growth and/or expense savings from such acquisitions;
●

risks related to the integration of any businesses we have acquired or expect to acquire, including exposure to potential asset quality and credit quality risks and unknown or contingent liabilities, the time and costs associated with integrating systems, technology platforms, procedures and personnel;

●	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;
●	political developments, uncertainties or instability;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	our ability to continue to increase and manage our commercial and residential real estate, multi-family and commercial business loans;
●	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
●	the level of future deposit insurance premium assessments;
●	our ability to develop and maintain secure and reliable information technology systems, effectively defend ourselves against cyberattacks, or recover from breaches to our cybersecurity infrastructure;
●	the failure of assumptions underlying the establishment of allowance for possible loan losses and other estimates;
●	changes in the financial performance and/or condition of our borrowers and their ability to repay their loans when due; and
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

Overview

Eagle Bancorp Montana, Inc. (“Eagle” or the “Company”), is a Delaware corporation that holds 100% of the capital stock of Opportunity Bank of Montana (the “Bank”), formerly American Federal Savings Bank (“AFSB”). The Bank was founded in 1922 as a Montana-chartered building and loan association and has conducted operations and maintained its administrative office in Helena, Montana since that time. In 1975, the Bank adopted a federal thrift charter and in October 2014 converted to a Montana chartered commercial bank and became a member bank in the Federal Reserve System. The Bank currently has 23 branch offices and 26 automated teller machines located in our market areas and we participate in the Money Pass® ATM network. The Bank also operates certain branches under the brand names Dutton State Bank, Farmers State Bank of Denton and The State Bank of Townsend.

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

Recent Acquisitions

In September 2017, the Company entered into an Agreement and Plan of Merger with TwinCo, Inc. (“TwinCo”), a Montana corporation, and TwinCo’s wholly-owned subsidiary, Ruby Valley Bank, a Montana chartered commercial bank to acquire 100% of TwinCo’s equity voting interests. On January 31, 2018, TwinCo merged with and into Eagle, with Eagle continuing as the surviving corporation. Ruby Valley Bank operated two branches in Madison County, Montana. The total consideration paid was $18.93 million and included cash consideration of $9.90 million and common stock issued of $9.03 million.

In August 2018, Eagle entered into an Agreement and Plan of Merger with Big Muddy Bancorp, Inc. (“BMB”), a Montana corporation and BMB’s wholly-owned subsidiary, The State Bank of Townsend (“SBOT”), a Montana chartered commercial bank to acquire 100% of BMB’s equity voting interests. On January 1, 2019, BMB merged with and into Eagle, with Eagle continuing as the surviving corporation. SBOT operated four branches in Townsend, Dutton, Denton and Choteau, Montana. The total consideration paid was $16.44 million, which was paid in Eagle common stock.

On August 8, 2019, the Company entered into an Agreement and Plan of Merger with Western Holding Company of Wolf Point, a Montana corporation (“WHC”), and WHC’s wholly-owned subsidiary, Western Bank of Wolf Point, a Montana chartered commercial bank (“WB”). The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, WHC would merge with and into Eagle, with Eagle continuing as the surviving corporation. The transaction was valued at approximately $15.00 million and closed on January 1, 2020. In the transaction, Eagle acquired one retail bank branch and approximately $102.71 million in assets, $89.23 million in deposits and $44.59 million in gross loans, based on WHC’s December 31, 2019 financial statements. The fair value of assets acquired and liabilities assumed as of January 1, 2020 are still being determined.

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

The following are the key elements of our business strategy:

●

Continue to diversify our portfolio by emphasizing our recent growth in commercial real estate and commercial business loans as a complement to our traditional single family residential real estate lending. As of December 31, 2019, such loans constituted approximately 70.12% of total loans;

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

Market Areas

From our headquarters in Helena, Montana, we operate 23 full service retail banking offices, including our main office. Our other full service branches are located in Helena – Neill (opened 1987), Helena – Skyway (opened 2009), Bozeman – Oak (opened 1980, relocated 2009), Butte (opened 1979), Townsend (opened 1979, closed and merged with acquired location in 2019), Montana. The Sterling Montana branch acquisition that was completed in 2012 included retail banking offices in: Bozeman, Big Timber, Livingston, Billings, Missoula and Hamilton. The Bozeman Mendenhall location was sold in June 2015, reconstructed by the new owners and we lease a portion of the new building. We opened a loan production office in Great Falls, Montana in 2015 and it transitioned to a full service branch in 2017. Our Great Falls branch moved to a new location in 2018. A branch in Billings Heights opened in 2017. The TwinCo acquisition in January 2018 included retail banking offices in Twin Bridges and Sheridan, Montana. The BMB merger in January 2019 included retail banking offices in Choteau, Denton, Dutton and Townsend, Montana. We opened new full service branches in Great Falls and Billings, Montana during 2019. The WHC merger in January 2020 included a retail banking office in Wolf Point, Montana.

Montana is one of the largest states in terms of land mass but ranks as one of the least populated states. According to U.S. Census Bureau data for 2010, it had a population of 989,415 (1.07 million estimated for 2019). Helena, where we are headquartered, is Montana’s state capital. It is also the county seat of Lewis and Clark County, which has a population of approximately 68,700 and is located within 120 miles of four of Montana’s other five largest cities: Missoula, Great Falls, Bozeman and Butte. Helena is approximately midway between Yellowstone and Glacier National Parks. Its economy has shown moderate growth, in terms of both employment and income. State government and the numerous offices of the federal government comprise the largest employment sector. Helena also has significant employment in the service industries. Specifically, it has evolved into a central health care center with employment in the medical and the supporting professions as well as the medical insurance industry. The local economy is also dependent to a lesser extent upon ranching and agriculture. These have been more cyclical in nature and remain vulnerable to severe weather conditions, increased competition, both domestic and international, as well as commodity prices.

Butte, Montana is approximately 64 miles southwest of Helena. Butte and the surrounding Silver Bow County have a population of approximately 34,993. Butte’s economy was historically reliant on the mining industry and fluctuations in metal and mineral commodity prices have had a corresponding impact on the local economy.

Bozeman is approximately 95 miles southeast of Helena. It is located in Gallatin County, which has a population of approximately 111,876. Bozeman is home to Montana State University and has experienced significant growth, in part due to the growth of the University as well as the increased tourism for resort areas in and near Bozeman. Agriculture, however, remains an important part of Bozeman’s economy. Bozeman has also become an attractive location for retirees, primarily from the West Coast, owing to its many winter and summer recreational opportunities and the presence of the University.

Townsend, Montana is approximately 34 miles southeast of Helena. Townsend is located in Broadwater County which has a population of approximately 6,085. Many of its residents commute to other Montana locations for work, particularly Helena. Other employment in Townsend is primarily in agriculture and services.

Livingston, Montana is approximately 124 miles southeast of Helena. Livingston and the surrounding Park County have a population of approximately 16,736. Livingston’s economy is somewhat reliant on wood products and tourism.

Big Timber, Montana is approximately 158 miles southeast of Helena. Big Timber and the surrounding Sweet Grass County have a population of approximately 3,710. Big Timber’s economy is somewhat reliant on the wood products, agriculture and tourism industries.

Billings, Montana is approximately 239 miles southeast of Helena. Billings and the surrounding Yellowstone County have a population of approximately 160,137. Billings is a significant trade center for eastern Montana. Select manufacturing is also a significant contributing portion of its economy.

Missoula, Montana is approximately 116 miles west of Helena. Missoula and the surrounding Missoula County have a population of approximately 118,791. The University of Montana is located in Missoula and the local economy is reliant on the University and the corresponding trade and services resulting from the University’s presence.

Hamilton, Montana is approximately 161 miles southwest of Helena in Ravalli County. Ravalli County has a population of approximately 43,172. Hamilton is a relatively short distance from Missoula with a number of persons working in Missoula, residing in Hamilton. Medical research and the wood products industry are significant contributors to Ravalli County’s economy.

Great Falls, Montana is approximately 91 miles northeast of Helena in Cascade County. Cascade County has a population of approximately 81,643. Health care, education services, and accommodation and food services are large contributors to Cascade County’s economy.

Twin Bridges, Montana is approximately 94 miles south of Helena in Madison County. Sheridan, Montana is approximately 103 miles south of Helena and is also in Madison County. Madison County has a population of approximately 8,768. Construction, health care and social assistance are significant contributors to the economy of Madison County.

Choteau, Montana is approximately 103 miles north of Helena in Teton County. Dutton, Montana is approximately 114 miles north of Helena and is also in Teton County. Teton County has a population of approximately 6,162. Agriculture, forestry, fishing and hunting along with health care and social assistance are significant contributors to Teton County’s economy.

Denton, Montana is approximately 179 miles northeast of Helena in Fergus County. Fergus County has a population of approximately 11,113. Agriculture, retail trade and construction are significant contributors to Fergus County’s economy.

Wolf Point, Montana is approximately 467 miles northeast of Helena in Roosevelt County. Roosevelt County has a population of approximately 11,059. Educational services, retail trade and public administration are significant contributors to Roosevelt County’s economy.

Competition

We face strong competition in our primary market areas for retail deposits and the origination of loans. Historically, Montana was a unit banking state. This means that the ability of Montana state banks to create branches was either prohibited or significantly restricted. As a result of unit banking, Montana has a significant number of independent financial institutions serving a single community in a single location. While the state’s population is approximately 1.07 million people, there are 47 credit unions in Montana as well as 1 national thrift institution and 42 commercial banks as of December 31, 2019. Our most direct competition for depositors has historically come from locally owned and out-of-state commercial banks, thrift institutions and credit unions operating in our primary market areas. Competition in our primary market areas has increased in recent years. Our competition for loans also comes from banks, thrifts and credit unions, in addition to mortgage bankers and brokers. Our principal market areas can be characterized as markets with moderately increasing incomes, relatively low unemployment, increasing wealth (particularly in the growing resort areas such as Bozeman) and moderate population growth.

Lending Activities

General

The Bank originates residential 1-4 family loans held for investment and originated for sale in the secondary market. The banks also originates commercial real estate, home equity, consumer and commercial loans. Residential 1-4 family loans include residential mortgages and construction of residential properties. Commercial real estate loans include loans on multi-family dwellings, nonresidential property, commercial construction and development and farmland loans. Home equity loans include loans secured by the borrower’s primary residence. Typically, the property securing such loans is subject to a prior lien. Consumer loans consist of loans secured by collateral other than real estate, such as automobiles, recreational vehicles and boats. Personal loans and lines of credit are made on deposits held by the Bank and on an unsecured basis. Commercial business loans consist of business loans and lines of credit on a secured and unsecured basis and include agriculture production loans.

Fee Income

The Bank receives lending related fee income from a variety of sources. Its principal source of this income is from the origination and servicing of sold mortgage loans. Fees generated from mortgage loan servicing generally consist of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing for loans held by others. Fees, net of amortization of mortgage servicing rights were $2.32 million and $1.09 million for the years ended December 31, 2019 and 2018, respectively. Other loan related fee income for late charges and other ancillary fees were $438,000 and $172,000 for the years ended December 31, 2019 and 2018, respectively.

Residential 1-4 Family Loans

The Bank originates residential 1-4 family mortgage loans secured by property located in the Bank’s market areas. At December 31, 2019, $119.30 million or 15.28% of the Bank’s total loans were such loans. The Bank generally originates residential 1-4 family mortgage loans in amounts of up to 80.0% of the lesser of the appraised value or the selling price of the mortgaged property without requiring private mortgage insurance. A mortgage loan originated by the Bank, whether fixed rate or adjustable rate, can have a term of up to 30 years. The Bank holds substantially all of its adjustable rate and its 8, 10 and 12-year fixed rate loans in portfolio. Adjustable rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan. The Bank’s fixed rate 15-year and 20-year loans are held in portfolio or sold in the secondary market depending on market conditions. Generally, all 30-year fixed rate loans are sold in the secondary market. The volume of loan sales is dependent on the volume, type and term of loan originations, as well as market conditions.

The Bank derives a significant portion of its noninterest income from servicing of loans that it has sold. The Bank offers many of the fixed rate loans it originates for sale in the secondary market on a servicing retained basis. This means that we process the borrower’s payments and send them to the purchaser of the loan. This retention of servicing enables the Bank to increase fee income and maintain a relationship with the borrower. At December 31, 2019, the Bank had $1.17 billion in residential 1-4 family mortgage loans and $56.83 million in other loan categories sold with servicing retained. The Bank does not ordinarily purchase home mortgage loans from other financial institutions.

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

The Bank also lends funds for the residential 1-4 family construction. Residential 1-4 family construction loans are made both to individual homeowners for the construction of their primary residence and, to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for sale in the future. Residential 1-4 family construction loans accounted for $38.60 million or 4.95% of the Bank’s total loan portfolio at December 31, 2019.

Commercial Real Estate Loans

The Bank originates commercial real estate loans including loans on multi-family dwellings. Commercial real estate loans made up 42.41% of the Bank’s total loan portfolio, or $331.06 million at December 31, 2019. The Bank’s commercial real estate loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by the Bank will not exceed 75.0% of the appraised value or the selling price of the property, whichever is less. Commercial real estate loans are typically made with fixed rates of interest and 5 to 15-year maturities. Upon maturity, the loan is repaid or the terms and conditions are renegotiated. Generally, all commercial real estate loans that we originate are secured by property located in the state of Montana and within the market areas of the Bank. The Bank’s largest single commercial real estate loan at December 31, 2019 was a 50% participation loan originated by another bank in northwestern Montana. The Company’s share of the total outstanding loan at December 31, 2019 was $9.29 million and it is collateralized by commercial real estate located in Missoula, Montana. At December 31, 2019 this loan is performing in accordance with its repayment terms.

The Bank also lends funds for commercial construction and development. Commercial construction and development loans accounted for $52.67 million or 6.75% of the Bank’s total loan portfolio at December 31, 2019. In addition, the bank originates loans secured by farm and ranch real estate. Farmland loans accounted for $50.29 million or 6.44% of the Bank’s total loan portfolio at December 31, 2019.

Home Equity Loans

The Bank also originates home equity loans. These loans are secured by the borrowers’ primary residence, but are typically subject to a prior lien, which may or may not be held by the Bank. At December 31, 2019, $56.41 million or 7.23% of our total loans were home equity loans. Borrowers may use the proceeds from the Bank’s home equity loans for many purposes, including home improvement, debt consolidation or other purchasing needs. The Bank offers fixed rate, fixed payment home equity loans as well as variable and fixed rate home equity lines of credit. Fixed rate home equity loans typically have terms of no longer than 15 years.

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

Consumer Loans

As part of its strategy to invest in higher yielding shorter term loans, the Bank emphasized growth of its consumer lending portfolio in recent years. This portfolio includes personal loans secured by collateral other than real estate, unsecured personal loans and lines of credit and loans secured by deposits held by the Bank. As of December 31, 2019, consumer loans totaled $18.88 million or 2.42% of the Bank’s total loan portfolio. These loans consist primarily of auto loans, RV loans, boat loans, personal loans and credit lines and deposit account loans. Consumer loans are originated in the Bank’s market areas and generally have maturities of up to 7 years. For loans secured by savings accounts, the Bank will lend up to 90.0% of the account balance on single payment loans and up to 100.0% for monthly payment loans.

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

Commercial Loans

Commercial business loans amounted to $72.80 million, or 9.33% of the Bank’s total loan portfolio at December 31, 2019. Agricultural production loans amounted to $40.52 million, or 5.19% of the Bank’s total loan portfolio at December 31, 2019. The Bank’s commercial business loans are traditional business loans and are not secured by real estate. Such loans may be structured as unsecured lines of credit or may be secured by inventory, accounts receivable or other business assets. Agricultural operating loans are generally secured with equipment, cattle, crops or other non-real property and at times the underlying real property.

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

Loans to One Borrower

Under Montana law, commercial banks such as the Bank, are subject to certain exemptions and are allowed to select the Office of the Comptroller of the Currency (“OCC”) formula used to determine limits on credit concentrations to single borrowers to an amount equal to 15.0% of the institution’s total capital. As of December 31, 2019, the Bank’s limit to a single borrower was $18.05 million. Our largest aggregation of loans to one borrower was approximately $16.23 million at December 31, 2019. This consisted of four loans: two commercial real estate loans secured by two separate detention facilities, a commercial real estate loan secured by a chemical dependency treatment facility and a commercial loan. The first commercial real estate loan had a principal balance of $4.43 million at December 31, 2019. However, 80.0% of that amount, or $3.54 million at December 31, 2019 was sold to Montana Board of Investments, leaving a net principal balance payable to the Bank of $886,000. As of December 31, 2019, the principal balance on the second commercial real estate loan was $8.34 million. However, 90.0% of this loan is guaranteed by the USDA Rural Development. Thus, 90.0% of the loan, or $7.51 million at December 31, 2019, is not required to be included in the Bank’s limitations to a single borrower under applicable banking regulations. This leaves approximately $833,000 subject to the lending limit described above. The third commercial real estate loan had a principal balance of $3.44 million as of December 31, 2019. The commercial loan had a principal balance of $18,000 at December 31, 2019. As a result, the total amount subject to the lending limit at December 31, 2019 was $5.18 million. At December 31, 2019, these loans were performing in accordance with their terms. The Bank maintains the servicing for these loans.

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

After receiving a loan application from a prospective borrower, a credit report and verifications are obtained to confirm specific information relating to the loan applicant’s employment, income and credit standing. When required by our policies, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent fee appraiser. In connection with the loan approval process, our staff analyzes the loan applications and the property involved. Officers and branch managers are granted lending authority based on the nature of the loan and the managers’ level of experience. We have established a series of loan committees to approve any loans which may exceed the lending authority of particular officers or branch managers. Three Directors of the Board are required for approval of any loan, or aggregation of loans to a single borrower, that currently exceeds $3.00 million.

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

Loan Commitments

We generally provide commitments to fund fixed and adjustable-rate single-family mortgage loans for periods up to 60 days at a specified term and interest rate, and other loan categories for shorter time periods. The total amount of loans in process of origination for sale into the secondary market with interest rate lock commitments was $48.30 million as of December 31, 2019.

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

Investment Policies

The investment policy of Eagle, which is established by the Board, is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing the Bank’s lending activities. The policy provides for available-for-sale (including those accounted for under ASC Topic 825), held-to-maturity and trading classifications. However, Eagle currently does not hold any securities for purposes of trading or held-to-maturity. The policy permits investments in high credit quality instruments with diversified cash flows while permitting us to maximize total return within the guidelines set forth in our interest rate risk and liquidity management policies. Permitted investments include but are not limited to U.S. government obligations, government agency or government-sponsored agency obligations, state, county and municipal obligations, asset-backed securities and mortgage-backed securities (“MBSs”). Collateralized mortgage obligations (“CMOs”), investment grade corporate debt securities and commercial paper are also included. We also invest in Federal Home Loan Bank (“FHLB”) overnight deposits and federal funds, but these instruments are not considered part of the investment portfolio.

Our investment policy also includes several specific guidelines and restrictions to ensure adherence with safe and sound activities. The policy prohibits investments in high-risk mortgage derivative products (as defined within the policy) without prior approval from the Board. To secure such approval, management must demonstrate the business advantage of such investments.

We do not participate in the use of off-balance sheet derivative financial instruments, except interest rate caps and floors. Further, Eagle does not invest in securities which are not rated investment grade at time of purchase.

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

Our current deposit products include certificates of deposit accounts ranging in terms from 90 days to five years, as well as, checking, savings and money market accounts. Individual retirement accounts (“IRAs”) are included in certificates of deposit. The Bank may also enter into fixed rate brokered certificates when rates are competitive with other funding sources.

Deposits are obtained primarily from residents of Montana. We believe we are able to attract deposit accounts by offering outstanding service, competitive interest rates, convenient locations and service hours. We use traditional methods of advertising to attract new customers and deposits, including radio, television, print media advertising and sales training and incentive programs for employees. Management believes that non-residents of Montana hold an insignificant number and amount of deposit accounts.

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

In February 2017, the Company completed the issuance, through a private placement, of $10.00 million aggregate principal amount of 5.75% fixed senior unsecured notes due in 2022. In June 2015, the Company completed the issuance of $10.00 million in aggregate principal amount of subordinated notes due in 2025 in a private placement transaction to an institutional accredited investor. The notes bear interest at an annual fixed rate of 6.75%. In September 2005, our predecessor entity formed a special purpose subsidiary, Eagle Bancorp Statutory Trust I (the “Trust”), for the purpose of issuing trust preferred securities in the amount of $5.16 million. Our predecessor entity issued subordinated debentures to the Trust, and the coupon on the debentures matches the dividend payment on the trust preferred securities. Upon the closing of the second-step conversion and reorganization, we assumed the obligations of our predecessor in connection with the subordinated debentures and trust preferred securities.

Other Activities

The Company previously offered wealth management services at its locations through financial advisors employed by the Bank. The Company discontinued its wealth management services during July of 2019. Income from wealth management services was $258,000 and $536,000 for the years ended December 31, 2019 and 2018, respectively.

Subsidiary Activity

We are permitted to invest in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations. The following are subsidiaries of the Company: Opportunity Bank of Montana, Eagle Bancorp Statutory Trust I and Western Financial Services, Inc. AFSB NMTC Investment Fund, LLC, which was previously a subsidiary of the Bank, was divested in November 2019.

Personnel

As of December 31, 2019, we had 279 full-time employees and 19 part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees to be good.

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

General

As a state-chartered commercial bank, the Bank is subject to extensive regulation, examination and supervision by the Montana Division of Banking and Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”), as the insurer of its deposits. The Bank is a member of the Federal Reserve Bank (“FRB”) System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the FDIC. There are periodic examinations to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. Under certain circumstances, the FDIC may also examine the Bank. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowance for loan losses for regulatory purposes. Eagle, as a bank holding company, is required to file certain reports with, and is subject to examination by, and must otherwise comply with the rules and regulations of the FRB. Eagle is also subject to the rules and regulations of the Securities and Exchange Commission (“SEC”) under the federal securities laws. See Holding Company Regulation section below.

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

Minimum Reserve Ratios

The Dodd-Frank Act established 1.35% as the minimum reserve ratio for the Deposit Insurance Fund (“DIF”). The FDIC adopted a plan under which it would meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act required the FDIC to offset the effect on institutions, with assets less than $10 billion, of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%. During 2018 the DIF ratio reached 1.36%. The FDIC indicated it would automatically apply a small Bank’s credits to reduce its regular insurance assessment up to the entire amount of the assessment once a ratio of 1.38% was reached. During 2019, the reserve ratio exceeded 1.38% and a credit of $224,000 was established to offset future FDIC insurance premiums. Credits totaling $134,000 were applied during 2019. In addition to the statutory minimum ratio, the FDIC must designate a reserve ratio, known as the designated reserve ratio, or DRR, which may exceed the statutory minimum. The FDIC has established 2.0% as the DRR.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. There can be no prediction as to what insurance assessment rates will be in the future. In addition to the assessment for deposit insurance, through 2019, institutions were required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.

Capital Requirements

State chartered commercial banks, such as the Bank, are required by the FRB to maintain minimum levels of regulatory capital. These minimum capital standards include: a ratio of total capital to risk-weighted assets of 10.5%, a ratio of Tier 1 capital to risk-weighted assets of 8.5%, a ratio of common equity Tier 1 capital to risk-weighted assets of 7.0%, or a ratio of Tier 1 capital to total assets of 4.0%. All of these ratios except for the ratio of Tier 1 capital to total assets include the capital conservation buffer of 2.5% phased-in beginning January 1, 2019. The regulations require that, in meeting the capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires state chartered commercial banks to maintain Tier 1 and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 8.5% and 10.5%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0.0% to 100.0%, assigned by the FRB capital regulation based on the risks believed inherent in the type of asset. Tier 1 capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock. Also included is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100.0% of core capital. The FRB also has authority to establish individual minimum capital requirements for financial institutions.

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

Effective January 1, 2015, bank holding companies with consolidated assets of $1 billion or more and banks like Opportunity Bank were required to comply with new minimum capital ratio requirements to be phased-in between January 1, 2015 and January 1, 2019. Now fully phased in, the capital conservation buffer requires maintenance of a minimum of 2.5% common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements. The fully phased in rules consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5% which increased to 7.0% during 2020 with the capital conservation buffer of 2.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6.0% which increased to 8.5% during 2019 with the capital conservation buffer of 2.5%; (iii) a total capital to total risk weighted assets ratio of 8.0% which increased to 10.5% during 2019 with the capital conservation buffer of 2.5%; and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4.0%. If the capital ratio levels of a banking organization fall below the capital conservation buffer amount, the organization will be subject to limitations on (i) the payment of dividends; (ii) discretionary bonus payments; (iii) discretionary payments under Tier 1 instruments; and (iv) engaging in share repurchases.

The federal bank regulatory agencies also implemented changes to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital ratios begin to show signs of weakness. These changes took effect beginning January 1, 2015 and require insured depository institutions to meet the following increased capital ratio requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8.0%; (iii) a total capital ratio of 10.0%; and (iv) a Tier 1 leverage ratio of 5.0%. See also the additional discussion below under “Prompt Corrective Action.”

Management believes that, as of December 31, 2019, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital rules on a fully phased-in basis as if such requirements were currently in effect; however, final rules are subject to regulatory discretion and could result in the need for additional capital levels in the future.

Prompt Corrective Action

Federal bank regulatory agencies are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 6.0%, a ratio of common equity Tier 1 capital to risk-weighted assets of less than 4.5%, or a ratio of Tier 1 capital to total assets of less than 4.0% is considered to be “undercapitalized.”  An institution that has a total risk-based capital ratio less than 6.0%, a Tier 1 capital ratio of less than 4.0%, a common equity Tier 1 capital ratio of less than 3.0% or a Tier 1 leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” An institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the FRB is required to appoint a receiver or conservator for a bank that is “critically undercapitalized.”  Regulations also require that a capital restoration plan be filed with the FRB within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The FRB also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. At December 31, 2019, the Bank’s capital ratios met the “well capitalized” standards.

Limitations on Capital Distributions

A principal source of the parent holding company’s cash is from dividends received from the Bank, which are subject to government regulation and limitation. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. The Bank is subject to Montana state law and, in certain circumstances, Montana law places limits or restrictions on a bank’s ability to declare and pay dividends. Additionally, current guidance from the FRB provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. Basel III also introduces additional limitations on banks’ ability to issue dividends by imposing a capital conservation buffer requirement.

Transactions with Affiliates

The Bank’s authority to engage in transactions with “affiliates” is limited by regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the FRB’s Regulation W. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. Eagle and the Bank are separate and distinct legal entities. Eagle is an affiliate of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions, i.e. “covered transactions,” are restricted to an aggregate percentage of the institution’s capital. Collateral in specified amounts must be provided by affiliates in order to receive loans from an institution. In addition, banks are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no bank may purchase the securities of any affiliate other than a subsidiary.

Our authority to extend credit to executive officers, directors and 10.0% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, FRB Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2019, we were in compliance with these regulations.

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

Eagle obtained the necessary approvals from the FRB and the Montana Division of Banking and Financial Institutions before acquiring TwinCo on January 31, 2018, BMB on January 1, 2019 and WHC on January 1, 2020.

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

As a result of our branch and whole bank acquisitions we record goodwill. We are required to test our goodwill for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. It is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill. If an impairment determination is made in a future reporting period, our earnings and the book value of goodwill will be reduced by the amount of the impairment.

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

If the allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on operating results. We make various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. If the assumptions prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance. Material additions to the allowance would materially decrease net income.

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

We may be impacted by the retirement of London Interbank Offered Rate (“LIBOR”) as a reference rate.

In July of 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), the regulatory agency that oversees LIBOR, announced that LIBOR rates may no longer be published after 2021. In response, the Alternative Reference Rate Committee (“ARRC”) convened to study potential replacement rates to be used as benchmarks. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as a potential successor rate to LIBOR and published its Paced Transition Plan to encourage the adoption of SOFR. However, there are some key technical and conceptual differences between LIBOR and SOFR.

At this time, there is no consensus as to which rates may become acceptable alternatives to LIBOR, and it is impossible to predict how the alternatives will affect the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements. This uncertainty may adversely affect LIBOR rates and if LIBOR rates are no longer available, the Company may incur expenses in implementing substitute indices.

We earn a significant portion of our noninterest income through sales of residential mortgages in the secondary market. We rely on the mortgage secondary market for some of our liquidity.

Our noninterest income attributable to mortgage banking activities has grown significantly in recent years. We originate and sell mortgage loans, including $480.05 million of mortgage loans sold during 2019. We rely on Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and other purchasers to purchase loans in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases from us due to capital constraints or other factors, including, with respect to FNMA and FHLMC, a change in the criteria for conforming loans. In addition, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of FNMA and FHLMC. The exact effects of any such reforms are not yet known, but may limit our ability to sell conforming loans to FNMA and FHLMC. In addition, mortgage lending is highly regulated, and our inability to comply with all federal and state regulations and investor guidelines regarding the origination, underwriting documentation and servicing of mortgage loans may also impact our ability to continue selling mortgage loans. If we are unable to continue to sell loans in the secondary market or we experience a period of low mortgage activity, our noninterest income as well as our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations.

We have identified a material weakness in our internal control over financial reporting, and any inability to maintain effective internal control over financial reporting could have a material adverse effect on our business and stock price.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. We are required to have our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting.

During the course of preparing our audited financial statements for our 2019 Form 10-K, we, in conjunction with our independent registered public accounting firm, concluded that a lack of adequate controls in connection with the review of manual journal entries constituted a material weakness in our internal control over financial reporting. Specifically, the design of the manual journal entry review control did not ensure that all manual journal entries were captured and independently reviewed, thus management could not ensure that all entries were accurate and could not verify all manual journal entries contained sufficient supporting documentation. The material weakness did not result in any identified misstatement to the financial statements, and there were no changes to previously released financial results. However, the control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. These deficiencies in design and operating effectiveness are considered a material weakness because they could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews at a level of precision necessary to identify a material error.

A material weakness is a deficiency, or combination of deficiencies, in internal controls, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented, or detected and corrected on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies, in internal controls that is less severe than a material weakness, yet important enough to merit attention by those charged with governance.

While we are taking steps to address the identified material weakness and prevent additional material weaknesses from occurring, there is no guarantee that these steps will be sufficient to remediate the identified material weakness or prevent additional material weaknesses from occurring. If we fail to remediate the material weakness, or if additional material weaknesses are discovered in the future, we may fail to meet our future reporting obligations and our financial statements may contain material misstatements. Any such failure could also adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting.

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

As a result, future dividends will generally depend on the level of earnings at the Bank. The Bank is subject to Montana law and, in certain circumstances, Montana law places limits or restrictions on a bank’s ability to declare and pay dividends. Also, in the event there shall occur an event of default on any of our debt instruments, we would be unable to pay any dividends on our common stock.

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

We may be unsuccessful in integrating the operations of the business we have acquired or expect to acquire in the future.

From time to time, we evaluate and acquire businesses that we believe complement our existing business. The acquisition component of our growth strategy depends on the successful integration of these acquisitions. We face numerous risks and challenges to the successful integration of acquired businesses, including the following:

●	the potential for unexpected costs, delays and challenges that may arise in integrating acquisitions into our existing business;
●	limitations on our ability to realize the expected cost savings and synergies from an acquisition;
●	challenges related to integrating acquired operations, including our ability to retain key employees and maintain relationships with significant customers and depositors;
●	challenges related to the integration of businesses that operate in new geographic areas, including difficulties in identifying and gaining access to customers in new markets; and
●	the discovery of previously unknown liabilities following an acquisition associated with the acquired business.

If we are unable to successfully integrate the businesses we acquire, our business, financial condition and results of operations may be materially adversely affected.

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

We are required to own common stock of the Federal Home Loan Bank of Des Moines (‘FHLB”) to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB’s advance program. The aggregate cost of our FHLB common stock as of December 31, 2019 was $4.68 million. FHLB common stock is not a marketable security and can only be redeemed by the FHLB.

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

Eagle’s and the Bank’s executive office is located at 1400 Prospect Avenue in Helena, Montana. As of December 31, 2019, the Bank conducted its business through 24 offices. These offices are located in Helena, Butte, Bozeman, Townsend, Livingston, Big Timber, Billings, Missoula, Hamilton, Great Falls, Sheridan, Twin Bridges, Choteau, Denton and Dutton, Montana. The Sheridan and Twin Bridges branches were acquired in 2018 as part of the TwinCo acquisition. The Choteau, Denton, Dutton and Townsend branches were acquired in 2019 as part of the BMB acquisition. In addition, a branch in Wolf Point was acquired in 2020 as part of the WHC acquisition. The principal banking office in Helena also serves as the executive headquarters. This headquarters houses approximately 28.0% of the Bank’s full-time employees. In addition, an operations center is located in Helena. The following table includes the location of each of the Bank’s offices, the year the office was opened and the net book value of premises and equipment. The square footage at each location is also presented.

				Value At
				December 31, 2019	Square
Location	Address	Opened		(In Thousands)	Footage

Helena - Prospect Office	1400 Prospect Avenue	1997		$ 6,065	32,304
	Helena, MT 59601
Helena - Neill Office	28 Neill Ave.	1987		758	1,391
	Helena, MT 59601
Helena - Skyway Office	2090 Cromwell Dixon	2009		1,862	4,643
	Helena, MT 59602
Butte Office	3401 Harrison Avenue	1979		373	3,890
	Butte, MT 59701
Bozeman - Oak Office	1455 Oak Street	1980 (Relocated 2009)		6,474	19,818
	Bozeman, MT 59715
Townsend Office	400 Broadway	1979 (Relocated 2019)		1,081	6,326
	Townsend, MT 59644
Bozeman - Mendenhall Office	5 W. Mendenhall, Ste. 101	2012	*	1,558	3,626
	Bozeman, MT 59715
Livingston Office	123 S. Main Street	2012 (Leased until building		2,329	11,072
	Livingston, MT 59047	was purchased in 2016)
Big Timber Office	101 McLeod Street	2012		760	2,004
	Big Timber, MT 59011
Billings - S. 24th Street W. Office	455 S. 24th Street West	2012	*	272	3,778
	Billings, MT 59102
Missoula - Higgins Office	200 N. Higgins	2012	*	159	3,079
	Missoula, MT 59802
Missoula - Reserve Office	1510 S Reserve Street	2012	*	220	4,320
	Missoula, MT 59801
Hamilton Office	711 S. First Street	2012		1,532	4,870
	Hamilton, MT 59840
Missoula - Home Loan Office	2800 S. Reserve Street	2012	*	47	2,965
	Missoula, MT 59801
Helena - Operations Center	3210 Euclid Avenue	2012		2,854	6,758
	Helena, MT 59601
Great Falls Office	501 River Dr. S., Ste. 100	2015 (Relocated 2018)	*	2,051	5,144
	Great Falls, MT 59405
Billings - Main Office	895 Main Street, Ste. 1	2017	*	64	1,300
	Billings, MT 59105
Sheridan Office	103 N. Main	2018		1,099	8,080
	Sheridan, MT 59749
Twin Bridges Office	107 S. Main	2018		572	7,668
	Twin Bridges, MT 59754
Choteau Office	27 First St NW	2019		268	4,860
	Choteau, MT 59422
Denton Office	423 Broadway Ave	2019		220	1,150
	Denton, MT 59430
Dutton Office	101 Main St. W.	2019		262	1,792
	Dutton, MT 59433
Great Falls - Downtown Office	21 3rd St N	2019		581	7,766
	Great Falls, MT 59401
Billings - N. 27th Street Office	1005 N. 27th Street	2019		8,622	14,245
	Billings, MT 59101
* Leased location

As of December 31, 2019, the book value of premises and equipment owned by the Bank, less accumulated depreciation, totaled $40.08 million.

ITEM 3.	LEGAL PROCEEDINGS.

The Bank, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Bank. There were no lawsuits pending or known by the Company to be contemplated against Eagle or the Bank as of December 31, 2019.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq Global Market under the symbol “EBMT.” At the close of business on December 31, 2019, there were 6,423,033 shares of common stock outstanding, held by approximately 923 shareholders of record. The closing price of the common stock on December 31, 2019, was $21.39 per share.

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

On July 18, 2019, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased under this plan during the three months ended September 30 or December 31, 2019. The plan expires on July 18, 2020.

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

The Bank has a strong mortgage lending focus, with loan originations in single-family residential mortgages, which has enabled it to successfully market home equity loans, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.). In recent years we have also focused on adding commercial loans to our portfolio, both real estate and non-real estate. We have made significant progress in this initiative. As of December 31, 2019, commercial real estate and commercial business loans represented 55.6% and 14.52% of the total loan portfolio, respectively. The purpose of this diversification is to mitigate our dependence on the mortgage market, as well as to improve our ability to manage our interest rate spread. The Bank’s management recognizes that fee income will also enable it to be less dependent on specialized lending and it maintains a significant loan serviced portfolio, which provides a steady source of fee income. As of December 31, 2019, we had mortgage servicing rights, net of $8.74 million compared to $7.10 million as of December 31, 2018. Gain on sale of loans also provides significant noninterest income in periods of high mortgage loan origination volumes. Such income will be adversely affected in periods of lower mortgage activity.

Fee income is also supplemented with fees generated from our deposit accounts. The Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread. Non-maturity deposits and certificates of deposit do not automatically reprice as interest rates rise.

In recent years, management’s focus has been on improving our core earnings. Core earnings can be described as income before taxes, with the exclusion of gain on sale of loans. Management believes that we will need to continue to focus on increasing net interest margin, other areas of fee income, and control operating expenses to achieve earnings growth going forward. Management’s strategy of growing the loan portfolio and deposit base is expected to help achieve these goals: loans typically earn higher rates of return than investments; a larger deposit base will yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs. The biggest challenge to management’s strategy is funding the growth of our balance sheet in an efficient manner. Though deposit growth this last year was steady, it may become more difficult to maintain due to significant competition and possible reduced customer demand for deposits as customers may shift into other asset classes.

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee (“FOMC”) increased the federal funds target rate during the year ended December 31, 2018 from 1.50% to 2.50%. The rate decreased from 2.50% to 1.75% during the year ended December 31, 2019.

From time to time the Bank has considered growth through mergers or acquisition as an alternative to its strategy of organic growth. In September 2017, the Company entered into an Agreement and Plan of Merger with TwinCo, Inc. (“TwinCo”), a Montana corporation, and TwinCo’s wholly-owned subsidiary, Ruby Valley Bank, a Montana chartered commercial bank to acquire 100% of TwinCo’s equity voting interests. The merger agreement provided that Ruby Valley Bank would merge with and into Opportunity Bank of Montana and that TwinCo would merge with and into the Company. Ruby Valley Bank operated 2 branches in Madison County, Montana. The transaction provided an opportunity to expand market presence and lending activities, particularly in agricultural lending. The acquisition closed January 31, 2018, after receipt of approvals from regulatory authorities, approval of TwinCo shareholders and the satisfaction of other closing conditions. The total consideration paid was $18.93 million and included cash consideration of $9.90 million and common stock issued of $9.03 million.

Effective January 1, 2019, Eagle completed its merger (the “Merger”) with Big Muddy Bancorp, Inc. (“BMB”), pursuant to an Agreement and Plan of Merger, dated as of August 21, 2018, by and among Eagle, Opportunity Bank of Montana, BMB and BMB’s wholly-owned subsidiary, The State Bank of Townsend, a Montana chartered commercial bank (“SBOT”). At the effective time of the Merger, BMB merged with and into Eagle, with Eagle continuing as the surviving corporation. SBOT operated four branches in Townsend, Dutton, Denton and Choteau, Montana. The transaction provided an opportunity to expand market presence and lending activities, throughout the state. The acquisition closed after receipt of approvals from regulatory authorities, approval of BMB shareholders and the satisfaction of other closing conditions. The total consideration paid was $16.44 million and it was primarily related to common stock issued.

On August 8, 2019, Eagle and OBMT, entered into an Agreement and Plan of Merger with Western Holding Company of Wolf Point (“WHC”), a Montana corporation, and WHC’s wholly-owned subsidiary, Western Bank of Wolf Point, a Montana chartered commercial bank (“WB”). The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, WHC would merge with and into Eagle, with Eagle continuing as the surviving corporation. The deal closed on January 1, 2020. In the transaction, Eagle acquired one retail bank branch and approximately $102.71 million in assets, $89.23 million in deposits and $44.59 million in gross loans, based on WHC’s December 31, 2019 financial statements.

Recent Accounting Pronouncements

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

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, guarantees, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. ASC 606 is applicable to non-interest revenue streams such as wealth management income, service charges on deposit accounts and interchange and other fees. However, the recognition of these revenue streams did not change significantly upon the adoption of ASC 606. Substantially all of the Company’s revenue is generated from contracts with customers. Descriptions of our revenue-generating activities that are within the scope of ASC 606 and are recorded in noninterest income on the consolidated statements of income are discussed below:

Wealth Management Income – We previously offered wealth management products and services through our wealth management division and financial consultants located in several of our markets. The Company discontinued its wealth management services during July of 2019. Revenue from wealth management represented fees due from wealth management customers as consideration for managing the customers’ assets. The Company’s performance obligation for these transactional-based services was generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Wealth management income was $258,000 and $536,000 for the years ended December 31, 2019 and 2018, respectively.

Service Charges on Deposit Accounts – Revenue from service charges consists of service charges and fees on deposit accounts under depository agreements with customers to provide access to deposited funds and, when applicable, pay interest on deposits. Service charges on deposit accounts may be transactional or non-transactional in nature. Transactional service charges occur in the form of a service or penalty and are charged upon the occurrence of an event (e.g., overdraft fees, ATM fees, wire transfer fees). Transactional service charges are recognized as services are delivered to and consumed by the customer, or as penalty fees are charged. Non-transactional service charges are charges that are based on a broader service, such as account maintenance fees and dormancy fees, and are recognized on a monthly basis. Service Charges on Deposit Accounts were $1,219,000 and $943,000 for the years ended December 31, 2019 and 2018, respectively.

Interchange and ATM Fees – Revenue from debit card fees includes interchange fee income from debit cards processed through card association networks. Interchange fees represent a portion of a transaction amount that the Company and other involved parties retain to compensate themselves for giving the cardholder immediate access to funds. Interchange rates are generally set by the card association networks and are based on purchase volumes and other factors. The Company records interchange fees as services are provided. Interchange and ATM fees were $1,327,000 and $1,042,000 for the years ended December 31, 2019 and 2018, respectively.

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

Mortgage Servicing Rights

For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on a market price valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that the fair value is less than the capitalized amount for the tranches. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income. Capitalized servicing rights are reported as assets and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Derivative and Hedging Activity

FASB ASC Topic 815 Derivatives and Hedging requires that derivatives of the Company be recorded in the consolidated financial statements at fair value. These instruments have certain interest rate risk characteristics that change in value based upon changes in the market. The Company’s derivatives are primarily the result of its mortgage banking activities in the form of interest rate lock commitments and forward To-Be-Announced (“TBA”) mortgage backed securities. Derivatives are recorded as either other assets or other liabilities on the consolidated statements of financial condition and changes in the fair value of the derivatives are recorded in mortgage banking within noninterest income on the consolidated statements of income.

Fair Value

FASB ASC Topic 820 Fair Value Measurements and Disclosures establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. The objective of a fair value measurement is to estimate the price at which an orderly transaction to sell the asset or to transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability.

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

Financial Condition

December 31, 2019 compared to December 31, 2018

Total assets increased $200.36 million, or 23.5%, to $1.05 billion at December 31, 2019 from $853.90 million at December 31, 2018. The largest driver of the increase was the increase in loans receivable, net, partly due to the acquisition of BMB. Loans receivable, net increased by $160.31 million or 26.3%, to $770.64 million at December 31, 2019 from $610.33 million at December 31, 2018. Total liabilities increased by $173.5 million, or 22.9%, to $932.60 million from $759.10 million at December 31, 2018. The increase was primarily due to an increase in deposits due in part to the BMB acquisition. Total deposits increased $182.38 million or 29.1%, to $808.99 million at December 31, 2019 from $626.61 million at December 31, 2018. Total shareholders’ equity increased $26.85 million to $121.66 million at December 31, 2019 compared to $94.81 million at December 31, 2018.

Balance Sheet Details

Investment Activities

We maintain a portfolio of investment securities, classified as either available-for-sale or held-to-maturity to enhance total return on investments. Our investment securities include U.S. government and agency obligations, Small Business Administration pools, municipal securities, mortgage-backed securities (“MBSs”), collateralized mortgage obligations (“CMOs”), asset-backed securities (“ABSs”), and corporate obligations, all with varying characteristics as to rate, maturity and call provisions. There were no held-to-maturity investment securities included in the investment portfolio at December 31, 2019 or 2018. All investment securities included in the investment portfolio are available-for-sale. Eagle also has interest-bearing deposits in other banks and stock in FHLB and FRB. FHLB stock was $4.68 million and $5.01 million at December 31, 2019 and 2018, respectively. FRB stock was $2.53 million and $2.03 million at December 31, 2019 and 2018, respectively.

The following table summarizes investment activities:

	December 31,
	2019		2018		2017
	Fair Value	Percentage of Total	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency	$13,597	10.72%	$9,347	6.57%	4,857	3.68%
Municipal obligations	52,222	41.17%	68,278	48.04%	67,886	51.41%
Corporate obligations	8,388	6.61%	11,119	7.82%	14,644	11.09%
Mortgage-backed securities	9,495	7.48%	19,348	13.61%	24,869	18.83%
Collateralized mortgage obligations	33,334	26.27%	23,875	16.79%	19,788	14.99%
Asset-backed securities	9,839	7.75%	10,198	7.17%	-	0.00%
Total securities available-for-sale	$126,875	100.00%	$142,165	100.00%	132,044	100.00%

Securities available-for-sale decreased $15.29 million or 10.8%, to $126.88 million at December 31, 2019 compared to $142.17 million at December 31, 2018. The largest decrease in securities available-for-sale was in municipal obligations which decreased by $16.06 million largely due to sales activity. MBSs also decreased by $9.85 million largely due to sales activity as well. These decreases were partially offset by purchases of collateralized mortgage obligations of $9.45 million.

The following table sets forth information regarding the values, weighted average yields and maturities of investments. The yields on municipal bonds have been computed on a tax equivalent basis.

	December 31, 2019
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total Investment Securities
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Approximate Market Value	Weighted Average Yield
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency	$7,532	2.03%	$1,289	2.79%	$4,083	2.75%	$693	3.19%	$13,597	$13,597	2.38%
Municipal obligations	1,002	3.01	7,386	2.63	-	-	-	-	$8,388	8,388	2.68
Corporate obligations	600	2.49	1,410	3.09	4,995	3.18	45,217	3.08	$52,222	52,222	3.08
Mortgage-backed securities (1)	-	-	4,184	2.90	18,131	2.49	11,019	2.36	$33,334	33,334	2.47
Collateralized mortgage obligations	-	-	-	-	378	1.98	9,117	3.14	$9,495	9,495	3.09
Asset-backed securities	-	-	-	-	-	-	9,839	2.40	$9,839	9,839	2.40

Total securities available-for-sale	$9,134	2.17%	$14,269	2.77%	$27,587	2.65%	$75,885	2.90%	$126,875	$126,875	2.76%

(1) Mortgage-backed securities are shown at their final maturity date. They provide on-going liquidity for the Company through scheduled and prepaid principal payments on a monthly basis.

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	December 31,
	2019		2018		2017		2016		2015
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential 1-4 family (1)	$119,296	15.28%	$116,939	18.92%	$109,911	21.37%	$113,262	24.24%	$118,133	28.95%
Residential 1-4 family construction	38,602	4.95%	27,168	4.40%	25,306	4.92%	20,540	4.40%	22,958	5.63%
Total residential 1-4 family	157,898	20.23%	144,107	23.32%	135,217	26.29%	133,802	28.64%	141,091	34.58%

Commercial real estate	331,062	42.41%	256,784	41.54%	194,805	37.88%	166,932	35.73%	141,011	34.55%
Commercial construction and development	52,670	6.75%	41,739	6.75%	38,351	7.46%	41,810	8.95%	23,450	5.75%
Farmland	50,293	6.44%	29,915	4.84%	11,627	2.26%	6,185	1.32%	3,469	0.85%
Total commercial real estate	434,025	55.60%	328,438	53.13%	244,783	47.60%	214,927	46.00%	167,930	41.15%

Total real estate loans	591,923	75.83%	472,545	76.45%	380,000	73.89%	348,729	74.64%	309,021	75.73%

Other loans:
Home equity	56,414	7.23%	52,159	8.44%	52,672	10.24%	49,018	10.49%	45,345	11.11%
Consumer	18,882	2.42%	16,565	2.68%	15,712	3.06%	14,800	3.16%	14,641	3.59%

Commercial	72,797	9.33%	59,053	9.56%	63,300	12.31%	52,795	11.30%	37,174	9.10%
Agricultural	40,522	5.19%	17,709	2.87%	2,563	0.50%	1,911	0.41%	1,898	0.47%
Total commercial loans	113,319	14.52%	76,762	12.43%	65,863	12.81%	54,706	11.71%	39,072	9.57%

Total other loans	188,615	24.17%	145,486	23.55%	134,247	26.11%	118,524	25.36%	99,058	24.27%

Total loans	780,538	100.00%	618,031	100.00%	514,247	100.00%	467,253	100.00%	408,079	100.00%

Deferred loan fees	(1,303)		(1,098)		(1,093)		(1,092)		(795)
Allowance for loan losses	(8,600)		(6,600)		(5,750)		(4,770)		(3,550)

Total loans, net	$770,635		$610,333		$507,404		$461,391		$403,734

(1) Excludes loans held-for-sale

Loans receivable increased $160.31 million to $770.64 at December 31, 2019 due in part to the BMB acquisition. The BMB acquisition included $89.20 million of acquired loans. Excluding acquired loans, loans receivable, net increased by $71.11 million. Including acquired loans, total commercial real estate loans increased $105.59 million, total commercial loans increased $36.56 million, total residential loans increased $13.79 million, home equity loans increased $4.25 million and consumer loans increased $2.31 million. Total loan originations were $796.10 million for the year ended December 31, 2019, with total residential 1-4 family accounting for $562.23 million of the total. Total commercial real estate originations were $127.19 million. Total commercial and home equity loan originations totaled $72.18 million and $23.61 million, respectively, for the same period. Consumer loan originations totaled $10.89 million. Loans held-for-sale increased by $18.29 million, to $25.61 million at December 31, 2019 from $7.32 million at December 31, 2018.

Loan Maturities. The following table sets forth the estimated maturity of the loan portfolio of the Bank at December 31, 2019. Balances exclude deferred loan fees and allowance for loan losses. Scheduled principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of a loan is typically substantially less than its contractual terms because of prepayments. In addition, due on sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, the borrower sells the real property, subject to the mortgage, and the loan is not paid off. All mortgage loans are shown to be maturing based on the date of the last payment required by the loan agreement, except as noted.

Loans having no stated maturity, those without a scheduled payment, demand loans and matured loans, are shown as due within six months.

	One Year or Less	One to Five Years	After 5 Years	Total

Total residential 1-4 family (1)	$24,553	$13,538	$119,807	$157,898
Total commercial real estate	26,047	32,651	375,327	434,025
Home equity	4,451	13,456	38,507	56,414
Consumer	2,144	12,394	4,344	18,882
Total Commercial	48,175	37,566	27,578	113,319
Total loans (1)	$105,370	$109,605	$565,563	$780,538

(1) Excludes loans held-for-sale

The following table includes loans by fixed or adjustable rates at December 31, 2019:

	Fixed	Adjustable	Total
	(Dollars in Thousands)
Due after December 31, 2019:
Total residential 1-4 family (1)	$62,001	$71,344	$133,345
Total commercial real estate	109,441	298,537	407,978
Home equity	6,644	45,319	51,963
Consumer	15,177	1,561	16,738
Total commercial	49,781	15,363	65,144
Total due after December 31, 2019 (1)	243,044	432,124	675,168

Due in less than one year	78,879	26,491	105,370

Total loans (1)	$321,923	$458,615	$780,538

Percent of total	41.24%	58.76%	100.00%

(1) Excludes loans held-for-sale

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. Subsequent write-downs are recorded as a charge to operations. As of December 31, 2019 and 2018, the Bank had $26,000 and $107,000, respectively, of real estate owned and other repossessed property.

Loans are reviewed on a quarterly basis and are placed on non-accrual status when they are 90 days or more delinquent. Loans may be placed on non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At December 31, 2019, the Bank had $3.64 million ($3.57 million net of specific reserves for loan losses) of loans that were nonperforming and held on non-accrual status. At December 31, 2018, the Bank had $2.29 million (there were no specific reserves for loan losses) of loans that were nonperforming and held on non-accrual status.

The following table provides information regarding the Bank’s delinquent loans:

	December 31, 2019
	30-89 Days			90 Days and Greater
	Number	Amount	Percentage of Total	Number	Amount	Percentage of Total
	(Dollars in Thousands)			(Dollars in Thousands)
Loan type:
Real estate loans:
Residential 1-4 family	7	$702	15.26%	3	$4	0.22%
Residential 1-4 family construction	1	260	5.65%	-	-	0.00%
Commercial real estate	5	793	17.24%	-	-	0.00%
Commercial construction and development	3	72	1.57%	-	-	0.00%
Farmland	4	1,039	22.59%	-	-	0.00%
Other loans:
Home equity	7	420	9.13%	-	-	0.00%
Consumer	43	128	2.78%	-	-	0.00%
Commercial	10	484	10.52%	-	-	0.00%
Agricultural	7	702	15.26%	2	1,805	99.78%
Total	87	$4,600	100.00%	5	$1,809	100.00%

The following table sets forth information regarding nonperforming assets:

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential 1-4 family	$618	$253	$475	$221	$730
Residential 1-4 family construction	337	634	-	-	-
Commercial real estate	583	432	-	-	667
Commercial construction and development	50	13	-	-	-
Farmland	323	-	-	-	-
Other loans:
Home equity	78	469	242	297	161
Consumer	156	127	153	96	145
Commercial	750	308	107	-	327
Agricultural	499	32	-	-	-
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	4	130	-	456	221
Residential 1-4 family construction	-	-	-	-	247
Commercial real estate	-	1,347	-	4	4
Other loans:
Home equity	-	-	-	35	-
Agricultural	1,805	-	-	-	-
Restructured loans
Real estate loans:
Farmland	153	-	-	-	-
Other loans:
Commercial	74	-	-	-	-
Home equity	20	22	-	43	46
Total nonperforming loans	5,450	3,767	977	1,152	2,548
Real estate owned and other repossessed property, net	26	107	525	825	595
Total nonperforming assets	$5,476	$3,874	$1,502	$1,977	$3,143

Total nonperforming loans to total loans	0.70%	0.61%	0.19%	0.25%	0.63%
Total nonperforming loans to total assets	0.52%	0.44%	0.14%	0.17%	0.40%
Total allowance for loan loss to nonperforming loans	157.80%	175.21%	588.54%	414.06%	139.32%
Total nonperforming assets to total assets	0.52%	0.45%	0.21%	0.29%	0.50%

During the year ended December 31, 2019, the Bank sold three real estate owned and other repossessed assets resulting in a net loss of $18,000. There was one write-down on real estate owned and other repossessed assets for a loss of $66,000 during the year ended December 31, 2019. During the year ended December 31, 2018, the Bank sold five real estate owned and other repossessed assets resulting in a net loss of $54,000. There was one write-down on real estate owned and other repossessed assets for a loss of $28,000 during the year ended December 31, 2018. During the year ended December 31, 2019 and 2018, an insignificant amount of interest was recorded on loans previously accounted for on a non-accrual basis.

Management, in compliance with regulatory guidelines, conducts an internal loan review program, whereby loans are placed or classified in categories depending upon the level of risk of nonpayment or loss. These categories are special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful, management is required to evaluate the loan for impairment and establish an allowance for loan loss if deemed necessary. When management classifies a loan as a loss asset, an allowance equal up to 100.0% of the loan balance is required to be established or the loan is required to be charged-off. The allowance for loan losses is composed of an allowance for both inherent risk associated with lending activities and specific problem assets.

Management’s evaluation of classification of assets and adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by regulatory agencies as part of their examination process. We also utilize a third party review as part of our loan classification process. In addition, on an annual basis or more often if needed, the Company formally reviews the ratings of all commercial real estate, real estate construction, and commercial business loans that have a principal balance of $750,000 or more.

The following table reflects our classified assets:

	December 31, 2019
	Special
	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$-	$1,180	$-	$-	$1,180
Residential 1-4 family construction	-	337	-	-	337
Commercial real estate	-	2,312	-	-	2,312
Commercial construction and development	-	50	-	-	50
Farmland	108	168	58	-	334
Other loans:			-	-
Home equity	78	297	-	-	375
Consumer	-	188	-	-	188
Commercial	159	707	63	-	929
Agricultural	138	570	467	-	1,175
Total loans	483	5,809	588	-	6,880

Real estate owned/repossessed property, net					26

					$6,906

The classified loans as of December 31, 2019 include $1.05 million in acquired loans.

	December 31, 2018
	Special
	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$-	$874	$-	$-	$874
Residential 1-4 family construction	-	635	-	-	635
Commercial real estate	1,731	2,322	-	-	4,053
Commercial construction and development	-	13	-	-	13
Farmland	-	-	-	-	-
Other loans:
Home equity	-	491	-	-	491
Consumer	-	171	-	-	171
Commercial	950	244	81	-	1,275
Agricultural	-	404	-	-	404
Total loans	2,681	5,154	81	-	7,916

Real estate owned/repossessed property, net					107

					$8,023

The classified loans as of December 31, 2018 include $1.99 million in acquired loans.

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

Provisions for, or adjustments to, estimated losses are included in earnings in the period they are established. At December 31, 2019, we had $8.60 million in allowances for loan losses.

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

In originating loans, we recognize that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

It is our policy to review our loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis.

The following table includes information for allowance for loan losses:

	Years Ended
	December 31,
	2019	2018	2017
	(Dollars in Thousands)

Beginning balance	$6,600	$5,750	$4,770

Provision for loan losses	2,627	980	1,228
Loans charged-off
Commercial real estate	(195)	(13)	-
Home equity	(75)	(80)	-
Consumer	(78)	(72)	(193)
Commercial	(380)	(24)	(118)
Recoveries
Commercial real estate	17	19	-
Home equity	-	1	40
Consumer	26	27	20
Commercial	58	12	3
Net loans charged-off	(627)	(130)	(248)

Ending balance	$8,600	$6,600	$5,750

Allowance for loan losses to total loans excluding loans held-for-sale	1.10%	1.07%	1.12%
Allowance for loan losses to total nonperforming loans	157.80%	175.21%	588.54%
Net charge-offs to average loans outstanding during the period	0.08%	0.02%	0.05%

The following table presents allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans:

	December 31,
	2019			2018			2017
	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Residential 1-4 family	$1,301	15.13%	20.23%	$1,301	19.71%	23.32%	$1,301	22.62%	26.29%
Commercial real estate	4,826	56.12%	55.60%	3,593	54.44%	53.13%	2,778	48.32%	47.60%
Total real estate loans	6,127	71.25%	75.83%	4,894	74.15%	76.45%	4,079	70.94%	73.89%

Other loans:
Home equity	477	5.55%	7.23%	477	7.23%	8.44%	506	8.80%	10.24%
Consumer	284	3.30%	2.42%	190	2.88%	2.68%	225	3.91%	3.06%
Commercial	1,712	19.90%	14.52%	1,039	15.74%	12.43%	940	16.35%	12.81%
Total other loans	2,473	28.75%	24.17%	1,706	25.85%	23.55%	1,671	29.06%	26.11%

Total	$8,600	100.00%	100.00%	$6,600	100.00%	100.00%	$5,750	100.00%	100.00%

Deposits and Other Sources of Funds

Deposits. Deposits are the Company’s primary source of funds. Core deposits are deposits that are more stable and somewhat less sensitive to rate changes. They also represent lower cost source of funds than rate sensitive, more volatile accounts such as certificates of deposit. We believe that our core deposits are checking, savings, money market and IRA accounts. Based on our historical experience, we include IRA accounts funded by certificates of deposit as core deposits because they exhibit the principal features of core deposits in that they are stable and generally are not rate sensitive. Core deposits were $601.17 million or 74.3% of the Bank’s total deposits at December 31, 2019 ($575.93 million or 71.19% excluding IRA certificates of deposit). The presence of a high percentage of core deposits and, in particular, transaction accounts reflects in part our strategy to restructure our liabilities to more closely resemble the lower cost liabilities of a commercial bank. However, a significant portion of our deposits remains in certificate of deposit form. These certificates of deposit, if they mature and are renewed at higher rates, would result in an increase in our cost of funds.

The following table includes deposit accounts and associated weighted average interest rates for each category of deposits:

	December 31,
	2019			2018			2017
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
	Amount	of Total	Rate	Amount	of Total	Rate	Amount	of Total	Rate
	(Dollars in Thousands)
Noninterest checking	$200,035	24.72%	0.00%	$142,788	22.79%	0.00%	$99,799	19.17%	0.00%
Interest bearing checking	116,397	14.39%	0.03%	105,115	16.78%	0.03%	99,255	19.07%	0.03%
Savings	126,991	15.70%	0.08%	108,234	17.27%	0.05%	88,603	17.02%	0.05%
Money market accounts	132,506	16.38%	0.42%	108,050	17.24%	0.30%	89,558	17.20%	0.17%
Total	575,929	71.19%	0.12%	464,187	74.08%	0.09%	377,215	72.46%	0.06%
Certificates of deposit accounts:
IRA certificates	25,240	3.12%	0.71%	28,198	4.50%	0.60%	28,189	5.42%	0.61%
Brokered certificates	10,180	1.26%	2.13%	-	0.00%	0.00%	4,601	0.88%	1.28%
Other certificates	197,644	24.43%	1.81%	134,226	21.42%	1.46%	110,559	21.24%	1.04%
Total certificates of deposit	233,064	28.81%	1.70%	162,424	25.92%	1.31%	143,349	27.54%	0.96%
Total deposits	$808,993	100.00%	0.55%	$626,611	100.00%	0.41%	$520,564	100.00%	0.31%

Deposits increased by $182.38 million, or 29.1%, to $808.99 million at December 31, 2019 from $626.61 million at December 31, 2018. All deposit products increased during the period with the exception of IRA certificates. The increases were due in part to the BMB acquisition which included deposits of $92.71 million. Excluding acquired deposits, total deposits increased by $89.67 million. Including acquired deposits, certificates of deposit increased by $70.63 million, noninterest checking increased by $57.25 million, money market increased by $24.46 million, savings increased by $18.76 million, and interest bearing checking increased by $11.28 million. As indicated above, the increase in time certificates of deposit was impacted by $10.18 million of fixed rate brokered certificates. In addition, other certificates include an increase from prior year of $16.00 million related to deposits obtained through participation in the Certificate of Deposit Account Registry Service (“CDARS”).

The following table shows the amount of certificates of deposit with balances of $250,000 and greater by time remaining until maturity as of December 31, 2019:

Balance
$250
and Greater
(In Thousands)
3 months or less	$12,399
Over 3 to 6 months	4,378
Over 6 to 12 months	26,126
Over 12 months	6,733
Total	$49,636

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

The following table includes information related to FHLB of Des Moines and other borrowings:

	Years Ended
	December 31,
	2019	2018	2017
	(Dollars in Thousands)
FHLB advances:
Average balance	$97,000	$83,979	$80,759
Maximum balance at any month-end	123,512	101,357	114,769
Balance at period end	88,350	101,357	82,104
Weighted average interest rate during the period	2.41%	1.85%	1.45%
Weighted average interest rate at period end	2.18%	2.21%	1.59%

Repurchase agreements:
Average balance	$-	$-	$-
Maximum balance at any month-end	-	-	-
Balance at period end	-	-	-
Weighted average interest rate during the period	0.00%	0.00%	0.00%
Weighted average interest rate at period end	0.00%	0.00%	0.00%

Other:
Average balance	$2,307	$3,304	$3,436
Maximum balance at any month-end	6,311	5,380	7,990
Balance at period end	-	865	865
Weighted average interest rate during the period	2.11%	1.91%	1.21%
Weighted average interest rate at period end	0.00%	1.00%	1.00%

Total borrowings:
Average balance	$99,307	$87,283	$84,195
Maximum balance at any month-end	124,377	102,222	120,804
Balance at period end	88,350	102,222	82,969
Weighted average interest rate during the period	2.40%	1.85%	1.44%
Weighted average interest rate at period end	2.18%	2.20%	1.58%

Advances from FHLB and other borrowings decreased by $13.87 million to $88.35 million at December 31, 2019 compared to $102.22 million at December 31, 2018. The decrease is due in part to utilizing brokered certificates and CDARS as other funding sources.

Other Long-Term Debt. The following table summarizes other long-term debt activity:

	December 31,		December 31,
	2019		2018
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Senior notes fixed at 5.75%, due 2022	$9,908	39.72%	$9,864	39.66%
Subordinated debentures fixed at 6.75%, due 2025	9,878	39.61%	9,857	39.62%
Subordinated debentures variable, due 2035	5,155	20.67%	5,155	20.72%
Total other long-term debt	$24,941	100.00%	$24,876	100.00%

Other long-term debt increased slightly by $65,000 to $24.94 million at December 31, 2019 from $24.88 million at December 31, 2018 due to amortization of debt issuance costs.

Shareholders’ Equity

Total shareholders’ equity increased by $26.85 million or 28.3%, to $121.66 million at December 31, 2019 from $94.81 million at December 31, 2018. This was primarily the result of stock issued in connection with the BMB acquisition of $16.44 million. The increase was also due to net income of $10.87 million and other comprehensive income of $2.44 million. These increases were slightly offset by dividends paid of $2.41 million and treasury stock purchased for $1.21 million.

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

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
	Average	Interest		Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$135,904	$3,672	2.70%	$151,018	$4,068	2.69%	$126,555	$2,898	2.29%
FHLB and FRB stock	7,363	408	5.54%	6,272	322	5.13%	4,981	170	3.41%
Loans receivable, net(1)	764,075	42,344	5.54%	590,059	30,400	5.15%	507,980	24,776	4.88%
Other	5,030	87	1.73%	2,778	53	1.91%	1,625	16	0.98%
Total interest earning assets	912,372	46,511	5.10%	750,127	34,843	4.64%	641,141	27,860	4.35%
Noninterest earning assets	97,645			79,059			55,842
Total assets	$1,010,017			$829,186			$696,983

Liabilities and equity:
Interest bearing liabilities:
Deposit accounts:
Checking	$116,424	$44	0.04%	$106,845	$36	0.03%	$96,239	$31	0.03%
Savings	119,674	85	0.07%	103,519	53	0.05%	83,947	42	0.05%
Money market	124,785	449	0.36%	107,236	229	0.21%	90,857	131	0.14%
Certificates of deposit	212,370	3,315	1.56%	163,750	1,738	1.06%	153,498	1,349	0.88%
Advances from FHLB and other borrowings including long-term debt	123,497	3,833	3.10%	111,264	3,046	2.74%	107,290	2,541	2.37%
Total interest bearing liabilities	696,750	7,726	1.11%	592,614	5,102	0.86%	531,831	4,094	0.77%
Non-interest checking	184,654			135,831			94,097
Other noninterest bearing liabilities	12,819			9,214			4,855
Total liabilities	894,223			737,659			630,783

Total equity	115,794			91,527			66,200

Total liabilities and equity	$1,010,017			$829,186			$696,983
Net interest income/interest rate spread(2)		$38,785	3.99%		$29,741	3.78%		$23,766	3.58%

Net interest margin(3)			4.25%			3.96%			3.71%
Total interest earning assets to interest bearing liabilities			130.95%			126.58%			120.55%

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

	Year Ended December 31, 2019			Year Ended December 31, 2018
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$(407)	$11	$(396)	$560	$610	$1,170
FHLB and FRB stock	56	30	86	44	108	152
Loans receivable, net(1)	8,965	2,979	11,944	4,003	1,621	5,624
Other earning assets	43	(9)	34	11	26	37
Total interest earning assets	8,657	3,011	11,668	4,618	2,365	6,983

Interest bearing liabilities:
Checking, savings and money market accounts	49	211	260	38	76	114
Certificates of deposit	517	1,060	1,577	90	299	389
Advances from FHLB and other borrowings including long-term debt	335	452	787	94	411	505
Total interest-bearing liabilities	901	1,723	2,624	222	786	1,008

Change in net interest income	$7,756	$1,288	$9,044	$4,396	$1,579	$5,975

(1)     Includes loans held-for-sale.

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2019 and 2018

Net Income

Eagle’s net income for the year ended December 31, 2019 was $10.87 million compared to $4.98 million for the year ended December 31, 2018. The increase of $5.89 million was due to an increase of $11.72 million in noninterest income and an increase of $7.40 million in net interest income after loan loss provision, partially offset by an increase in noninterest expense of $11.04 million and an increase in provision for income taxes of $2.19 million. Basic and diluted earnings per share were both $1.69 for the year ended December 31, 2019 compared to $0.92 and $0.91, respectively, for the prior period.

Net Interest Income

Net interest income increased to $38.79 million for the year ended December 31, 2019, from $29.74 million for the year ended December 31, 2018. This increase of $9.05 million, or 30.4%, was due to an increase in interest and dividend income of $11.67 million, partially offset by an increase in interest expense of $2.63 million.

Interest and Dividend Income

Total interest and dividend income was $46.51 million for the year ended December 31, 2019, compared to $34.84 million for the year ended December 31, 2018, an increase of $11.67 million, or 33.5%. Interest and fees on loans increased to $42.34 million for the year ended December 31, 2019 from $30.40 million for the same period ended December 31, 2018. This increase of $11.94 million, or 39.3%, was due to an increase in the average balance of loans, as well as an increase in the average yield of loans for the year ended December 31, 2019. Average balances for loans receivable, net, including loans held for sale, for the year ended December 31, 2019 were $764.08 million, compared to $590.06 million for the prior year period. This represents an increase of $174.02 million, or 29.5% and was due in part to the BMB acquisition. The average interest rate earned on loans receivable increased by 39 basis points, from 5.15% to 5.54%. Interest accretion on purchased loans was $1.88 million for the year ended December 31, 2019 which resulted in a 21-basis point increase in net interest margin compared to $589,000 for the year ended December 31, 2018 which resulted in an 8-basis point increase in net interest margin. Interest and dividends on investment securities available-for-sale decreased by $396,000 or 9.7% for the year ended December 31, 2019 compared to the same period last year. Average balances on investments decreased to $135.90 million for the year ended December 31, 2019, from $151.02 million for the year ended December 31, 2018. The average interest rate earned on investments remained consistent period over period at 2.70% for the year ended December 31, 2019 compared to 2.69% for the year ended December 31, 2018.

Interest Expense

Total interest expense increased for the year ended December 31, 2019 to $7.73 million from $5.10 million for the year ended December 31, 2018, an increase of $2.63 million, or 51.6%. The increase was due to an increase in interest expense on deposits, as well as interest expense on borrowings. The average balance for total deposits was $757.91 million for the year ended December 31, 2019 compared to $617.18 million for the same period in the prior year. This increase was due in part to the BMB acquisition which included acquired deposits of $92.71 million. The overall average rate on total deposits was 0.51% for the year ended December 31, 2019 compared to 0.33% for the same period in the prior year. The average borrowing balance increased from $111.26 million for the year ended December 31, 2018 to $123.50 million for the year ended December 31, 2019. The average rate paid on total borrowings also increased from 2.74% for the year ended December 31, 2018, to 3.10% for the year ended December 31, 2019.

Provision for Loan Losses

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending we conduct and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. Using this methodology, the Bank recorded $2.63 million in provision for loan losses for the year ended December 31, 2019 and $980,000 million for the year ended December 31, 2018. Management believes the level of total allowances is adequate to cover estimated losses inherent in the portfolio. Total nonperforming loans, including restructured loans, net, was $5.45 million at December 31, 2019 compared to $3.77 million at December 31, 2018. The Bank has $26,000 in other real estate owned and other repossessed assets at December 31, 2019 compared to $107,000 at December 31, 2018.

Noninterest Income

Noninterest income increased to $23.84 million for the year ended December 31, 2019, from $12.12 million for the year ended December 31, 2018, an increase of $11.72 million. The increase is largely due to increases in net gain on sale of loans which increased to $16.68 million for the year ended December 31, 2019 from $7.74 million for the year ended December 31, 2018. During the year ended December 31, 2019, $480.05 million residential mortgage loans were sold compared to $279.74 million in the same period in the prior year. In addition, gross margin on sale of mortgage loans for the year ended December 31, 2019 was 3.47% compared to 2.77% for the year ended December 31, 2018.

Noninterest Expense

Noninterest expense was $46.03 million for the year ended December 31, 2019 compared to $34.99 million for the year ended December 31, 2018. The increase of $11.04 million, or 31.6%, is largely due to increased salaries and employee benefits expenses of $6.73 million. The increase in salaries expense is due in part to higher commission-based compensation related to mortgage loan growth and additional staff related to compliance with mortgage rules. Mortgage commission-based compensation was $5.69 million for the year ended December 31, 2019 compared to $3.13 million for the year ended December 31, 2018. Salaries and employee benefits expense was also impacted by the addition of staff related to the BMB acquisition. Occupancy and equipment expense increased $1.06 million as a result of facility improvements and bringing in acquired branches. In addition, acquisition costs increased $1.02 million compared to prior year.

Provision for Income Taxes

Provision for income taxes was $3.10 million for the year ended December 31, 2019, compared to $914,000 for the year ended December 31, 2018 due to increased income before provision for income taxes. The effective tax rate was 22.2% for the year ended December 31, 2019 compared to 15.5% for the prior year.

Liquidity and Capital Resources

Liquidity

The Bank is required to maintain minimum levels of liquid assets as defined by the Montana Division of Banking and FRB regulations. The liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of December 31, 2019 and 2018.

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

Comparison of Cash Flow for Years Ended December 31, 2019 and 2018

Net cash provided by the Company’s operating activities, which is primarily comprised of cash transactions affecting net income, was $366,000 for the year ended December 31, 2019 compared to $13.57 million for the prior year. Net cash provided by operating activities was lower for the year ended December 31, 2019 primarily due to originations of loans held-for-sale exceeding proceeds from loans held-for-sale compared to proceeds from loans held-for-sale exceeding originations of loans held-for-sale in the prior year.

Net cash used in the Company’s investing activities, which is primarily comprised of cash transactions from investment securities and activity in the loan portfolio, was $59.70 million for the year ended December 31, 2019 compared to $50.92 million for the year ended December 31, 2018. Net cash used in investing activities for the year ended December 31, 2019 was largely due to loan originations being higher than loan pay-off and principal payments during the year. Loan origination and principal collection, net was $79.89 million for the year ended December 31, 2019. Available-for-sale securities purchases were $51.46 million during the year ended December 31, 2019. These uses of cash were partially offset by available-for-sale securities sales and maturities, principal payments and calls of $71.63 million. In addition, there was $6.90 million of cash received for the BMB acquisition, net of cash paid for the year ended December 31, 2019. Net cash used in investing activities for the year ended December 31, 2018 was also impacted by loan originations being higher than loan pay-off and principal payments during the year. Loan origination and principal collection, net was $50.58 million for the year ended December 31, 2018. There was $45.97 million in available-for-sale securities purchases during the year ended December 31, 2018. In addition, there was $5.60 million in Bank owned life insurance purchased and $4.24 million paid for the TwinCo acquisition, net of cash received for the year ended December 31, 2018. These uses of cash were partially offset by available-for-sale securities sales and maturities, principal payments and calls of $63.23 million.

Net cash provided by the Company’s financing activities was $73.05 million for the year ended December 31, 2019 compared to $41.12 million for the year ended December 31, 2018. Net cash provided by financing activities for the year ended December 31, 2019 was primarily due to a net increase in deposits of $89.68 million. This was partially offset by net payments on FHLB and other borrowings of $13.01 million. Net cash provided by financing activities for the year ended December 31, 2018 was primarily due to a net increase in deposits of $23.86 million, as well as net advances from FHLB and other borrowings of $19.25 million.

Capital Resources

At December 31, 2019, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 10.6% compared to an increase of 2.3% at December 31, 2018. The Bank is within the guidelines set forth by the Board of Directors for interest rate sensitivity.

The Bank’s Tier I leverage ratio, as measured under State of Montana and FRB rules, decreased from 11.22% as of December 31, 2018 to 11.08% as of December 31, 2019. The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

As of December 31, 2019, the Bank’s regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed “well capitalized” pursuant to State of Montana and FRB rules. At December 31, 2019, the Bank’s total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios amounted to 15.23%, 14.14%, 14.14% and 11.08%, respectively, compared to regulatory requirements of 10.50%, 8.50%, 7.00% and 4.00%, respectively.

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

The following table includes the Banks’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of December 31, 2019		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	-0.30%	1.80%	-15.0%
-100	-2.40%	-5.00%	-10.0%

The following table discloses how the Bank’s economic value of equity (“EVE”) would react to interest rate changes.

Changes in Market	EVE as a % Change from 0 Shock
Interest Rates	As of December 31, 2019	Board Policy
(Basis Points)	Projected EVE	Limit
		Must be no greater than:
+400	14.1%	-40.0%
+300	13.6%	-35.0%
+200	10.6%	-30.0%
+100	7.0%	-20.0%
0	0.0%	0.0%
-100	-13.5%	-20.0%

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

Commitments are summarized as follows:

	December 31,
	2019	2018
	(In Thousands)
Commitments to extend credit	$142,785	$111,460
Letters of credit	3,098	3,925

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item has been omitted based on Eagle’s status as a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Eagle’s audited consolidated financial statements, notes thereto, and auditor’s reports are found immediately following Part III of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of December 31, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of December 31, 2019, our disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting as described below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. Based on this assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was not effective.

We identified a material weakness in internal control related to the review of manual journal entries.  Specifically, the design of the manual journal entry review control did not ensure that all manual journal entries were captured and independently reviewed, thus management could not ensure that all entries were accurate and could not verify all manual journal entries contained sufficient supporting documentation.  The material weakness did not result in any identified misstatement to the financial statements, and there were no changes to previously released financial results.  However, the control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.  As a result, management believes that, as of December 31, 2019, our internal control over financial reporting was not effective.

The Company’s independent registered public accounting firm, Moss Adams LLP has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, which appears in Item 8 of this Form 10-K.  Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended December 31, 2019. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K. Moss Adams LLP has issued an unqualified opinion on our financial statements, which is included in Item 8 of this Form 10-K.

Remediation

Management has implemented and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated so that these controls are designed, implemented and operating effectively.  The remediation actions include: (i) restricting user access of individuals able to make manual journal entries, (ii) ensuring the completeness of manual journal entries included in the review through a review of a system generated file maintenance report over manual journal entries, (iii) ensuring accurate and appropriate documentation is retained to support the journal entry.  We believe that these actions will remediate the material weakness.  The weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  We expect that the remediation of this material weakness will be completed prior to the end of the 2nd quarter fiscal year 2020.

Changes in Internal Control over Financial Reporting

Except for the material weakness, identified above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2019 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

Except as provided below, the information required by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our year ended December 31, 2019.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our directors may be found under the caption “Proposal I – Election of Directors” in our Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”). The information in the Proxy Statement set forth under the captions of “Delinquent Section 16 (a)Reports,” “Board Meetings and Committees,” “Structure of the Board of Directors,” “The Board’s Role in Risk Oversight,” and “Code of Ethics” is incorporated herein by reference.

Executive Officers of the Registrant

The following is a list of the names and ages of our executive officers, all positions and offices held by each person and each person’s principal occupations or employment during the past five years. There are no family relationships between any executive officers and directors.

Peter J. Johnson, President/Chief Executive Officer	Age 62

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

Laura F. Clark, Executive Vice President/Chief Financial Officer/Chief Operating Officer	Age 63

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

Rachel R. Amdahl, Senior Vice President/Chief Operations Officer	Age 51

Ms. Amdahl has served as Senior Vice President/Chief Operations Officer of the Bank since February 2006. Prior to being named the Senior Vice President/Chief Operations Officer, she served as Vice President/Operations since 2000. She joined the Bank in 1987. She is a past board member of the Lewis and Clark County United Way and the Women’s Leadership Network in Helena.

Dale F. Field, Senior Vice President/Chief Credit Officer	Age 48

Mr. Field joined Eagle in 2001 as Vice President/Commercial Lender and was promoted to Vice President/Chief Credit Administration Officer in 2011. He was promoted to Senior Vice President/Chief Credit Officer in July 2014. He serves on the Helena Exchange Club board of directors and is a school board trustee in Clancy, Montana.

Chantelle R. Nash, Senior Vice President/Chief Risk Officer	Age 49

Ms. Nash joined Eagle as a Compliance Manager in 2006 and served as Vice President/Compliance Officer since 2010. She was promoted to Senior Vice President/Chief Risk Officer in July 2014. Ms. Nash holds a Juris Doctor degree from University of Idaho College of Law in Moscow, Idaho. She is a past board member of the Helena YWCA.

P. Darryl Rensmon, Senior Vice President/Chief Information Officer	Age 58

Mr. Rensmon joined Eagle in September 2016 as Vice President/Chief Information Officer and was promoted to Senior Vice President in October 2018. He is responsible for all facets of information systems and technology for the Company. He was formerly the Chief Information Officer for Morrison-Maierle, Inc. and also was the President of Morrison-Maierle Systems Corp., which provided customized IT services and consulting to companies across Montana. He holds a Bachelor of Science degree in Information Systems Management from Montana State University-Billings.

Mark A. O’Neill, Senior Vice President/Chief Lending Officer	Age 48

Mr. O’Neill joined Eagle as the Butte Market President in February 2016. He was formerly with First Citizens Bank and Wells Fargo and served in various lending and management roles. He was promoted to Senior Vice President/Chief Lending Officer in October 2018. Mr. O’Neill holds a Bachelor of Arts degree in Economics from University of Montana in Missoula, Montana. He is a past board member of the Silver Bow Kiwanis and the Butte Local Development Corporation.

Linda M. Chilton, Senior Vice President/Chief Retail Officer	Age 55

Ms. Chilton joined the Bank in September 2014 as Branch Administrator. She was promoted to Vice President in 2018. Prior to working for the Bank, Ms. Chilton had been Vice President of Retail Operations at a Montana community bank, where she was employed since 2003. She had previously worked in several positions for a regional bank. Ms. Chilton graduated from the University of Montana with a Bachelor of Science degree in Business Administration.

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

The following documents are filed as part of this report: The audited Consolidated Statements of Financial Condition of Eagle Bancorp Montana, Inc. and subsidiaries as of December 31, 2019 and 2018 and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Shareholder Equity and Consolidated Statements of Cash Flows for the years then ended, together with the related notes and independent auditor’s reports.

(2)	Schedules omitted as they are not applicable.

(3)	Exhibits.

Exhibits 10.1 through 10.12 and 10.16 through 10.21 are management contracts or compensatory plans or arrangements.

2.1

Agreement and Plan of Merger, dated as of September 5, 2017, by and among Eagle Bancorp Montana, Inc., Opportunity Bank of Montana, TwinCo, Inc. and Ruby Valley Bank (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on September 6, 2017)*

2.2

Agreement and Plan of Merger, dated as of August 21, 2018, by and among Eagle Bancorp Montana, Inc., Opportunity Bank of Montana, Big Muddy Bancorp, Inc. and The State Bank of Townsend (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on August 21, 2018)*

2.3

Agreement and Plan of Merger, dated as of August 8, 2019, by and among Eagle Bancorp Montana, Inc., Opportunity Bank of Montana, Western Holding Company of Wolf Point and Western Bank of Wolf Point (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on August 9, 2019)*

3.1	Amended and Restated Certificate of Incorporation of Eagle Bancorp Montana, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on February 23, 2010).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q filed on May 9, 2019).

3.3	Bylaws of Eagle Bancorp Montana, Inc., amended as of August 20, 2015 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 25, 2015).

4.1	Form of Common Stock Certificate of Eagle Bancorp Montana, Inc. (incorporated by reference to Exhibit 4 of our Registration Statement on Form S-1 filed on December 17, 2009).

4.2	Form of 6.75% Subordinated Note due 2025 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on June 19, 2015).

4.3	Form of 5.75% Subordinated Note due 2022 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on February 13, 2017).

4.4	Description of Eagle Bancorp Montana, Inc.’s Securities Registered under Section 12 of the Securities Exchange Act of 1934.

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

10.4

Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Peter J. Johnson (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 11, 2018).

10.5

Salary Continuation Agreement, dated November 1, 2014, between Laura F. Clark and Opportunity Bank of Montana (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on May 9, 2019).

10.6

Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Laura F. Clark (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on October 11, 2018).

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

10.13	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 19, 2015).

10.14	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 13, 2017).

10.15	Form of Eagle Bancorp Montana, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on March 12, 2019).

10.16	Salary Continuation Agreement between Opportunity Bank of Montana and Patrick D. Rensmon (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 11, 2018).

10.17	Salary Continuation Agreement between Opportunity Bank of Montana and Mark O’Neill (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed on November 14, 2018).

10.18	Salary Continuation Agreement between Opportunity Bank of Montana and Dale Field (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on May 9, 2019).

10.19

Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Dale Field (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on November 14, 2018).

10.20	Salary Continuation Agreement between Opportunity Bank of Montana and Chantelle Nash (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed on May 9, 2019).

10.21

Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Chantelle Nash (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q filed on November 14, 2018).

21.1	Subsidiaries of Registrant.

23.1	Consent of Moss Adams LLP.

23.2	Consent of Eide Bailly LLP.

31.1	Certification by Peter J. Johnson, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Laura F. Clark, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
March 11, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Peter J. Johnson	President and Chief Executive Officer	March 11, 2020
Peter J. Johnson	Director (Principal Executive Officer)

/s/ Laura F. Clark	Executive Vice President and Chief Financial Officer/Chief Operating Officer	March 11, 2020
Laura F. Clark	(Principal Financial Officer and Principal Accounting Officer)

/s/ Rick F. Hays	Chairman	March 11, 2020
Rick F. Hays

/s/ Thomas J. McCarvel	Vice Chairman	March 11, 2020
Thomas J. McCarvel

/s/ Lynn E. Dickey	Director	March 11, 2020
Lynn E. Dickey

/s/ Maureen J. Rude	Director	March 11, 2020
Maureen J. Rude

/s/ Shavon R. Cape	Director	March 11, 2020
Shavon R. Cape

/s/ Tanya J. Chemodurow	Director	March 11, 2020
Tanya J. Chemodurow

/s/ Kenneth M. Walsh	Director	March 11, 2020
Kenneth M. Walsh

/s/ Corey Jensen	Director	March 11, 2020
Corey Jensen

/s/ Benjamin G. Ruddy	Director	March 11, 2020
Benjamin G. Ruddy

/s/ Cynthia A. Utterback	Director	March 11, 2020
Cynthia A. Utterback

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2019 and 2018

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Eagle Bancorp Montana, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Eagle Bancorp Montana, Inc. and subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment in Item 9A:

There were ineffective controls to ensure appropriate review of manual journal entries posted to the general ledger.  Specifically, the Company did not design and maintain effective controls to ensure manual journal entries (i) were properly prepared with sufficient supporting documentation or (ii) appropriately reviewed and approved.

We considered the material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2019, and our opinion on such consolidated financial statements was not affected.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Moss Adams LLP

Everett, Washington

March 11, 2020

We have served as the Company’s auditor since 2019.

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

Abilene, Texas

February 21, 2019

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

	December 31,
	2019	2018
ASSETS:
Cash and due from banks	$18,094	$10,144
Interest bearing deposits in banks	4,284	1,057
Federal funds sold	2,540	-
Total cash and cash equivalents	24,918	11,201

Securities available-for-sale	126,875	142,165
Federal Home Loan Bank ("FHLB") stock	4,683	5,011
Federal Reserve Bank ("FRB") stock	2,526	2,033
Mortgage loans held-for-sale, at fair value	25,612	7,318
Loans receivable, net of allowance for loan losses of $8,600 and $6,600 at December 31, 2019 and 2018, respectively	770,635	610,333
Accrued interest and dividends receivable	4,577	3,479
Mortgage servicing rights, net	8,739	7,100
Premises and equipment, net	40,082	29,343
Cash surrender value of life insurance, net	23,608	20,545
Goodwill	15,836	12,124
Core deposit intangible, net	2,786	1,498
Deferred tax asset, net	-	1,190
Other assets	3,383	563
Total assets	$1,054,260	$853,903

LIABILITIES:
Deposit accounts:
Noninterest bearing	$200,035	$142,788
Interest bearing	608,958	483,823
Total deposits	808,993	626,611

Accrued expenses and other liabilities	9,825	5,388
Deferred tax liability, net	492	-
FHLB advances and other borrowings	88,350	102,222
Other long-term debt:
Principal amount	25,155	25,155
Unamortized debt issuance costs	(214)	(279)
Total other long-term debt, net	24,941	24,876

Total liabilities	932,601	759,097

COMMITMENTS AND CONTINGENCIES (NOTE 11)

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock ($0.01 par value; 20,000,000 and 8,000,000 shares authorized; 6,714,983 and 5,718,942 shares issued; 6,423,033 and 5,477,652 shares outstanding at December 31, 2019 and 2018, respectively)	67	57
Additional paid-in capital	68,826	52,051
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(311)	(477)
Treasury stock, at cost	(3,643)	(2,640)
Retained earnings	55,391	46,926
Net accumulated other comprehensive income (loss), net of tax	1,329	(1,111)
Total shareholders' equity	121,659	94,806

Total liabilities and shareholders' equity	$1,054,260	$853,903

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except for Per Share Data)

	Years Ended
	December 31,
	2019	2018
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$42,344	$30,400
Securities available-for-sale	3,672	4,068
FHLB and FRB dividends	408	322
Other interest income	87	53
Total interest and dividend income	46,511	34,843

INTEREST EXPENSE:
Deposits	3,893	2,056
FHLB advances and other borrowings	2,387	1,614
Other long-term debt	1,446	1,432
Total interest expense	7,726	5,102

NET INTEREST INCOME	38,785	29,741

Loan loss provision	2,627	980

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	36,158	28,761

NONINTEREST INCOME:
Service charges on deposit accounts	1,219	943
Net gain on sale of loans	16,675	7,743
Mortgage banking	2,321	1,092
Wealth management income	258	536
Interchange and ATM fees	1,327	1,042
Appreciation in cash surrender value of life insurance	720	609
Net gain (loss) on sale of available-for-sale securities	69	(187)
Net gain on sale/disposal of premises and equipment	486	9
Other noninterest income	766	335
Total noninterest income	23,841	12,122

NONINTEREST EXPENSE:
Salaries and employee benefits	27,633	20,899
Occupancy and equipment expense	4,422	3,355
Data processing	3,722	2,842
Advertising	1,028	1,158
Amortization	812	700
Loan costs	805	632
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	81	246
Postage	289	248
Professional and examination fees	1,052	767
Acquisition costs	2,198	1,169
Other noninterest expense	3,989	2,971
Total noninterest expenses	46,031	34,987

INCOME BEFORE PROVISION FOR INCOME TAXES	13,968	5,896

Provision for income taxes	3,096	914

NET INCOME	$10,872	$4,982

BASIC EARNINGS PER SHARE	$1.69	$0.92

DILUTED EARNINGS PER SHARE	$1.69	$0.91

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Years Ended
	December 31,
	2019	2018

NET INCOME	$10,872	$4,982

OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in fair value of investment securities available-for-sale	3,689	(2,113)
Reclassification for net realized (gains) losses on investment securities available-for-sale	(69)	187
Change in fair value of loans held-for-sale	296	1,207
Reclassification for net realized gains on loans held-for-sale	(605)	(1,223)
Total other items of comprehensive income (loss)	3,311	(1,942)

Income tax (provision) benefit related to:
Investment securities	(953)	509
Loans held-for-sale	82	9
Total income tax (provision) benefit	(871)	518

COMPREHENSIVE INCOME	$13,312	$3,558

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except for Per Share Data)

							Accumulated
			Additional	Unallocated			Other
	Preferred	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Total

Balance at January 1, 2019	$-	$57	$52,051	$(477)	$(2,640)	$46,926	$(1,111)	$94,806
Net income	-	-	-	-	-	10,872	-	10,872
Other comprehensive income	-	-	-	-	-	-	2,440	2,440
Dividends paid	-	-	-	-	-	(2,407)	-	(2,407)
Stock issued in connection with Big Muddy Bancorp, Inc. acquisition	-	10	16,425	-	-		-	16,435
Stock compensation expense	-	-	429	-	-	-	-	429
Treasury stock reissued for compensation (19,340 shares at $10.75 average cost per share )	-	-	(207)	-	207	-	-	-
ESOP shares allocated (16,616 shares)	-	-	128	166	-	-	-	294
Treasury stock purchased (70,000 shares at $17.29 average cost per share)	-	-	-	-	(1,210)	-	-	(1,210)
Balance at December 31, 2019	$-	$67	$68,826	$(311)	$(3,643)	$55,391	$1,329	$121,659

Balance at January 1, 2018	$-	$53	$42,780	$(643)	$(2,826)	$43,939	$313	$83,616
Net income	-	-	-	-	-	4,982	-	4,982
Other comprehensive loss	-	-	-	-	-	-	(1,424)	(1,424)
Dividends paid	-	-	-	-	-	(1,995)	-	(1,995)
Stock issued in connection with TwinCo, Inc. acquisition	-	4	9,026	-	-	-	-	9,030
Stock compensation expense	-	-	281	-	-	-	-	281
Treasury stock reissued for compensation (17,200 shares at $10.83 average cost per share )	-	-	(186)	-	186	-	-	-
ESOP shares allocated (16,616 shares)	-	-	150	166	-	-	-	316
Balance at December 31, 2018	$-	$57	$52,051	$(477)	$(2,640)	$46,926	$(1,111)	$94,806

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,872	$4,982
Adjustments to reconcile net income to net cash provided by operating activities:
Loan loss provision	2,627	980
Write-down on real estate owned and other repossessed assets	66	28
Depreciation	1,786	1,282
Net amortization of investment securities premiums and discounts	866	1,237
Amortization of mortgage servicing rights	1,637	1,203
Amortization of core deposit intangible and tax credits	812	700
Amortization of right of use assets	474	-
Compensation expense related to restricted stock awards	429	281
ESOP compensation expense for allocated shares	294	316
Deferred income tax provision	739	880
Net gain on sale of loans	(16,675)	(7,743)
Originations of loans held-for-sale	(498,604)	(279,927)
Proceeds from sales of loans held-for-sale	496,675	289,285
Net (gain) loss on sale of available-for-sale securities	(69)	187
Net loss on sale of real estate owned and other repossessed assets	18	54
Net gain on sale/disposal of premises and equipment	(486)	(9)
Net appreciation in cash surrender value of life insurance	(720)	(486)
Net change in:
Accrued interest and dividends receivable	158	(219)
Other assets	(1,037)	(7)
Accrued expenses and other liabilities	504	547
Net cash provided by operating activities	366	13,571

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	58,027	51,319
Maturities, principal payments and calls	13,646	11,908
Purchases	(51,464)	(45,970)
FHLB stock purchased	592	(814)
FRB stock purchased	(493)	(568)
Cash received (paid) for acquisitions	6,901	(4,243)
Loan origination and principal collection, net	(79,888)	(50,581)
Proceeds from Bank owned life insurance	519	205
Purchases of Bank owned life insurance	-	(5,600)
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	352	475
Proceeds from sale of premises and equipment	2,650	9
Purchases of premises and equipment	(10,543)	(7,062)
Net cash used in investing activities	(59,701)	(50,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	89,676	23,857
Net short-term (payments) advances from FHLB and other borrowings	(13,184)	46,687
Long-term advances from FHLB and other borrowings	33,000	4,000
Payments on long-term FHLB and other borrowings	(32,823)	(31,434)
Purchase of treasury stock	(1,210)	-
Dividends paid	(2,407)	(1,995)
Net cash provided by financing activities	73,052	41,115

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,717	3,764

CASH AND CASH EQUIVALENTS, beginning of period	11,201	7,437

CASH AND CASH EQUIVALENTS, end of period	$24,918	$11,201

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

	Years Ended
	December 31,
	2019	2018
	(In Thousands)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest	$6,968	$4,824
Cash paid during the year for income taxes	2,777	395
Acquisitions:
Assets acquired, excluding cash	100,614	90,392
Liabilities assumed	94,666	82,209

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in fair value of securities available-for-sale	$3,620	$(1,926)
Mortgage servicing rights recognized	3,276	1,725
Right of use assets obtained in exchange for lease liabilities	2,374	-
Loans transferred to real estate and other assets acquired in foreclosure	132	4
Stock issued in connection with acquisitions	16,435	9,030

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Summary of Significant Accounting Policies

Organization

Eagle Bancorp Montana, Inc. (“Eagle” or the “Company”), is a Delaware corporation that holds 100% of the capital stock of Opportunity Bank of Montana (“OBMT” or the “Bank”), formerly American Federal Savings Bank (“AFSB”). The Bank was founded in 1922 as a Montana chartered building and loan association and has conducted operations and maintained its administrative office in Helena, Montana since that time. In 1975, the Bank adopted a federal thrift charter and in October 2014 converted to a Montana chartered commercial bank and became a member bank in the Federal Reserve System.

Eagle Bancorp Statutory Trust I (the “Trust”) was established in September 2005 and is owned 100% by Eagle.

AFSB NMTC Investment Fund, LLC was established in November 2012 and was owned 100% by the Bank. The Bank had equity investments in Certified Development Entities which received allocation of New Market Tax Credits (“NMTC”). Administered by the Community Development Financial Institutions Fund of the U.S. Department of Treasury, the NMTC program is aimed at stimulating economic, community development and job creation in low-income communities. The federal income tax credits received were claimed over an estimated seven-year credit allowance period. The AFSB NMTC Investment Fund, LLC entity was divested in November 2019, after completion of the seven-year period.

In September 2017, the Company entered into an Agreement and Plan of Merger with TwinCo, Inc. ("TwinCo"), a Montana corporation, and TwinCo’s wholly-owned subsidiary, Ruby Valley Bank, a Montana chartered commercial bank to acquire 100% of TwinCo’s equity voting interests. On January 31, 2018, TwinCo merged with and into Eagle, with Eagle continuing as the surviving corporation. Ruby Valley Bank operated two branches in Madison County, Montana.

In August 2018, the Company entered into an Agreement and Plan of Merger with Big Muddy Bancorp, Inc. (“BMB”), a Montana corporation and BMB’s wholly-owned subsidiary, The State Bank of Townsend (“SBOT”), a Montana chartered commercial bank to acquire 100% of BMB’s equity voting interests. On January 1, 2019, BMB merged with and into Eagle, with Eagle continuing as the surviving corporation. SBOT operated four branches in Townsend, Dutton, Denton and Choteau, Montana.

In August 2019, the Company entered into an Agreement and Plan of Merger with Western Holding Company of Wolf Point (“WHC”), a Montana corporation, and WHC’s wholly-owned subsidiary, Western Bank of Wolf Point, a Montana chartered commercial bank (“WB”). The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, WHC would merge with and into Eagle, with Eagle continuing as the surviving corporation. The deal closed on January 1, 2020.

The Bank is headquartered in Helena, Montana, and has additional branches in Big Timber, Billings, Bozeman, Butte, Choteau, Denton, Dutton, Great Falls, Hamilton, Livingston, Missoula, Sheridan, Townsend and Twin Bridges, Montana. It also has a separate mortgage loan origination location in Missoula, Montana. The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Summary of Significant Accounting Policies – continued

Basis of Financial Statement Presentation and Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In preparing consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights, the fair value of financial instruments, the valuation of goodwill and deferred tax assets and liabilities. In connection with the determination of the estimated losses on loans and valuation of mortgage servicing rights, management obtains independent appraisals and valuations.

Principles of Consolidation

The consolidated financial statements include Eagle Bancorp Montana Inc., the Bank, Eagle Bancorp Statutory Trust I and AFSB NMTC Investment Fund, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior period amounts were reclassified to conform to the presentation for 2019. These reclassifications had no impact on net income or total shareholders’ equity. During the quarter ended March 31, 2018, Eagle completed the acquisition of TwinCo, Inc. (“TwinCo”). During the quarter ended March 31, 2019, Eagle completed the acquisition of Big Muddy Bancorp, Inc. (“BMB”). See Note 2. Mergers and Acquisitions for more information.

Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2019 for recognition and/or disclosure.

Significant Group Concentrations of Credit Risk

Most of the Company’s business activity is with customers located within Montana. Note 3: Investment Securities discusses the types of securities that the Company invests in. Note 4: Loans discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Summary of Significant Accounting Policies – continued

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “cash and due from banks” and “interest bearing deposits in banks” all of which mature within ninety days.

The Bank was required to maintain cash reserves with the Federal Reserve Bank (“FRB”) of $1,297,000 and $1,036,000 at December 31, 2019 and 2018, respectively. The Bank was in compliance with these reserve requirements at December 31, 2019 and 2018.

Investment Securities

The Company can designate debt and equity securities as held-to-maturity, available-for-sale or trading. At December 31, 2019 and 2018 all securities were designated as available-for-sale.

Held-to-Maturity – Debt investment securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts.

Available-for-Sale – Investment securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, need for liquidity and changes in the availability of and the yield of alternative investments, are classified as available-for-sale. These assets are carried at fair value. Unrealized gains and losses, net of tax, are reported as other comprehensive income. Gains and losses on the sale of available-for-sale securities are recorded on the trade date and determined using the specific identification method. In general, premiums are amortized and discounts are accreted over the period remaining to maturity, except for premiums on callable bonds which are amortized to the earliest call date.

Trading – Investments that are purchased with the intent of selling them within a short period of time.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least quarterly, and more frequently when economic or market concerns warrant such evaluation. The Company considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Declines in the fair value of individual securities below their cost that are other than temporary are recognized by write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Summary of Significant Accounting Policies – continued

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank (“FHLB”) of Des Moines stock is a restricted investment carried at cost ($100 per share par value), which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on total assets and a specific percentage of its outstanding FHLB advances. The Company had 46,827 and 50,114 FHLB shares at December 31, 2019 and 2018, respectively. Dividends are paid quarterly and are subject to FHLB board approval. Management evaluates FHLB stock for impairment as needed.

Federal Reserve Bank Stock

The Company’s investment in FRB stock is a restricted investment carried at cost, which approximates its fair value. Although the par value of the stock is $100 per share, banks pay only $50 per share at the time of purchase, with the understanding that the other half of the subscription amount is subject to call at any time. As a member of the Federal Reserve System, the Company is required to maintain a minimum level of investment in FRB stock based on a specific percentage of its capital and surplus. The Company had 50,512 and 40,650 FRB shares at December 31, 2019 and 2018, respectively. Dividends are received semi-annually at a fixed rate of 6.00% on the total number of shares.

Mortgage Loans Held-for-Sale

Mortgage loans originated and intended for sale in the secondary market are carried at fair value. Mortgage loans held-for-sale are sold with mortgage servicing rights either released or retained by the Bank. Fair value for loans held-for-sale is determined by commitments from investors or current secondary market prices for loans with similar coupons and maturities.

Loans

The Bank originates mortgage, commercial, agricultural and consumer loans to customers. A portion of the loan portfolio is represented by mortgage loans in Montana. The ability of the Bank’s debtors to honor their contracts is dependent upon the general economic conditions in this area.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Summary of Significant Accounting Policies – continued

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan by loan basis for commercial, agricultural and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Summary of Significant Accounting Policies – continued

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Summary of Significant Accounting Policies – continued

Loans – continued

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

Allowance for Loan Losses

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

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is probable. Subsequent recoveries, if any, are credited to the allowance.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Summary of Significant Accounting Policies – continued

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

The allowance consists of specific and general components. For such loans that are classified as impaired, a specific allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors, as well as uncertainties that could affect management's estimate of probable losses.

Troubled Debt Restructured Loans

A troubled debt restructured (“TDR”) loan is a loan in which the Bank grants a concession to the borrower that it would not otherwise consider, for reasons related to a borrower's financial difficulties. The loan terms which have been modified or restructured due to a borrower's financial difficulty, include but are not limited to a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals, renewals and rewrites or a combination of these modification methods. TDR’s are included in impaired loans.

Mortgage Servicing Rights

Servicing assets are recognized as separate assets when rights are acquired through sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on a market price valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that the fair value is less than the capitalized amount for the tranches. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income. Capitalized servicing rights are reported as assets and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Summary of Significant Accounting Policies – continued

Premises and Equipment

Land is carried at cost. Property and equipment is recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the expected useful lives of the assets, ranging from 3 to 40 years. The costs of maintenance and repairs are expensed as incurred, while major expenditures for renewals and betterments are capitalized.

The Company leases certain premises from third parties under various operating lease agreements. Effective January 1, 2019, operating leases are included in premises and equipment, net and other liabilities on the consolidated statements of financial position. Lease expense for lease payments is recognized on a straight-line basis over the life of the lease. Right of use assets and corresponding lease liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. If an implicit rate is not available in the lease, the Company uses an incremental borrowing rate to determine the present value of lease payments. Leases with a lease term of 12 months or less are not recorded on the consolidated statements of financial condition.

Cash Surrender Value of Banked Owned Life Insurance

Bank Owned Life Insurance (“BOLI”) policies are reflected on the consolidated statements of financial condition at cash surrender value, net of other charges or amounts due that are probable at settlement. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in noninterest income on the consolidated statements of income and are not subject to income taxes.

Real Estate and Other Repossessed Assets

Assets acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new carrying value. All write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. Real estate and other repossessed properties was $26,000 and $107,000 at December 31, 2019 and 2018, respectively.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Summary of Significant Accounting Policies – continued

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

The Company recognizes interest accrued on penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2019 and 2018 the Company recognized no interest and penalties. Based on management’s analysis, the Company did not have any uncertain tax positions as of December 31, 2019 or 2018. The Company files tax returns in the U.S. federal jurisdiction and the State of Montana. There are currently no income tax examinations underway for these jurisdictions. The Company’s income tax returns are subject to examination by relevant taxing authorities as follows: U.S. Federal income tax returns for tax years 2016 and forward; Montana income tax returns for tax years 2016 and forward.

Employee Stock Ownership Plan

Compensation expense recognized for the Company’s Employee Stock Ownership Plan (“ESOP”) equals the fair value of shares that have been allocated or committed to be released for allocation to participants during the year. Any difference between the fair value of the shares at the time and the ESOP’s original acquisition cost is charged or credited to shareholders’ equity (additional paid-in capital). The cost of ESOP shares that have not yet been allocated or committed to be released is deducted from shareholders’ equity.

Treasury Stock

Treasury stock is accounted for on the cost method.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs were $1,028,000 and $1,158,000 for the years ended December 31, 2019 and 2018, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Summary of Significant Accounting Policies – continued

Stock-Based Compensation

Compensation cost is recognized for restricted stock awards, based on the fair value of the awards at the grant date. Compensation cost is recognized over the required service period, generally defined as the vesting period. Shares of restricted stock vest in equal installments over five years beginning one year from the grant date.

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items recorded directly to equity, such as unrealized holding gains and losses on securities available-for-sale.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Derivatives

The Company’s derivatives are primarily the result of its mortgage banking activities and are in the form of interest rate lock commitments (“IRLCs) and To-Be-Announced (“TBA”) mortgage-backed securities. The derivatives are accounted for as free-standing or economic derivatives and are measured at fair value. The derivatives are recognized as either assets or liabilities on the consolidated statements of financial condition and the changes in the fair value of the derivatives are recorded in noninterest income on the consolidated statements of income within mortgage banking.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. See Note 19. Fair value of Financial Instruments for more information.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Summary of Significant Accounting Policies – continued

Transfers of Financial Assets

Transfers of an entire financial asset, a group of entire financial assets, or participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Goodwill and Other Intangible Assets

Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Subsequent to initial recognition, the Company tests goodwill for impairment as of June 30 each year, or more often if events or circumstances, such as adverse changes in the business climate indicate there may be impairment. There was no goodwill impairment at December 31, 2019 or 2018.

Goodwill recorded for the 2012 acquisition of the branches of Sterling Financial Corporation (“Sterling”) was $7,034,000. Goodwill recorded for the TwinCo acquisition during the first quarter of 2018 was $5,090,000. Goodwill recorded for the BMB acquisition during the first quarter of 2019 was $3,586,000. Final valuation adjustments recorded during the year ended December 31, 2019 were $126,000 and impacted goodwill. The final goodwill recorded related to the acquisition was $3,712,000. Other identifiable intangible assets recorded by the Company represent the future benefit associated with the acquisition of the core deposits. Core deposit intangible assets are being amortized over 10 years utilizing methods that approximate the expected attrition of the deposits. The amortization expense is included in the noninterest expense section of the consolidated statements of income.

Segment Reporting

While management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the operations are considered by management to be aggregated in one reportable operating segment.

Recently Adopted Accounting Pronouncements

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Summary of Significant Accounting Policies – continued

Recently Adopted Accounting Pronouncements – continued

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, guarantees, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. ASC 606 is applicable to non-interest revenue streams such as wealth management income, service charges on deposit accounts and interchange and other fees. The recognition of these revenue streams did not change significantly upon the adoption of ASC 606. Substantially all of the Company’s revenue is generated from contracts with customers. Management determined that, based on the modified retrospective method, a cumulative-effect adjustment to opening retained earnings as a result of adopting this standard was not needed. Descriptions of our revenue-generating activities that are within the scope of ASC 606 and are recorded in noninterest income on the consolidated statements of income are discussed below:

Wealth Management Income – We previously offered wealth management products and services through our wealth management division and financial consultants located in several of our markets. The Company discontinued its wealth management services during July of 2019. Revenue from wealth management represented fees due from wealth management customers as consideration for managing the customers’ assets. The Company’s performance obligation for these transactional-based services was generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Wealth management income was $258,000 and $536,000 for the years ended December 31, 2019 and 2018, respectively.

Service Charges on Deposit Accounts – Revenue from service charges consists of service charges and fees on deposit accounts under depository agreements with customers to provide access to deposited funds and, when applicable, pay interest on deposits. Service charges on deposit accounts may be transactional or non-transactional in nature. Transactional service charges occur in the form of a service or penalty and are charged upon the occurrence of an event (e.g., overdraft fees, ATM fees, wire transfer fees). Transactional service charges are recognized as services are delivered to and consumed by the customer, or as penalty fees are charged. Non-transactional service charges are charges that are based on a broader service, such as account maintenance fees and dormancy fees, and are recognized on a monthly basis. Service Charges on Deposit Accounts were $1,219,000 and $943,000 for the years ended December 31, 2019 and 2018, respectively.

Interchange and ATM Fees – Revenue from debit card fees includes interchange fee income from debit cards processed through card association networks. Interchange fees represent a portion of a transaction amount that the Company and other involved parties retain to compensate themselves for giving the cardholder immediate access to funds. Interchange rates are generally set by the card association networks and are based on purchase volumes and other factors. The Company records interchange fees as services are provided. Interchange and ATM fees were $1,327,000 and $1,042,000 for the years ended December 31, 2019 and 2018, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Summary of Significant Accounting Policies – continued

Recently Adopted Accounting Pronouncements – continued

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

Recently Issued Accounting Pronouncements

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Summary of Significant Accounting Policies – continued

Recently Issued Accounting Pronouncements – continued

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

These transactions were accounted for under the acquisition method of accounting.

All of the assets acquired and liabilities assumed were recognized at their acquisition-date fair value, while transaction costs and restructuring costs associated with the business combination are expensed as incurred. Determining the fair value of assets and liabilities is a complicated process involving significant judgement regarding methods and assumptions used to calculate estimated fair values. The excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. The goodwill recorded is not deductible for federal income tax purposes.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Mergers and Acquisitions – continued

The following table summarizes the fair values of the assets acquired and liabilities assumed, consideration paid and the resulting goodwill.

	BMB	TwinCo
	January 1,	January 31,
	2019	2018
	(In Thousands, Except Share Data)
Assets acquired:
Cash and cash equivalents	$6,902	$5,657
Investment securities	2,096	30,728
Loans	89,204	55,057
Premises and equipment	2,246	1,605
Cash surrender value of life insurance	2,862	-
Other real estate owned	223	135
Core deposit intangible	1,988	1,609
Other assets	1,995	1,258
Total assets acquired	$107,516	$96,049

Liabilities assumed:
Deposits	$92,706	$82,190
Accrued expenses and other liabilities	1,960	19
Total liabilities assumed	$94,666	$82,209

Net assets acquired	$12,850	$13,840

Consideration paid:
Cash	$1	$9,900
Common stock issued (996,041 shares BMB and 446,774 shares TwinCo)	16,435	9,030
Total consideration paid	$16,436	$18,930

Goodwill resulting from acquisition	$3,586	$5,090

Goodwill recorded for the BMB acquisition during the first quarter of 2019 was $3,586,000. Certain estimates that existed at January 1, 2019 were realized and a final true up of $126,000 of goodwill occurred in the fourth quarter. The final goodwill recorded related to the acquisition was $3,712,000.

TwinCo investments were written down $941,000 to fair value on the date of acquisition based on market prices obtained from a third party. BMB investment fair value adjustments were considered insignificant.

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

The total accretable discount on BMB acquired loans was $2,813,000 as of January 1, 2019. During the year ended December 31, 2019, accretion of the loan discount was $1,480,000. The remaining accretable loan discount was $1,333,000 as of December 31, 2019.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Mergers and Acquisitions – continued

The total accretable discount on TwinCo acquired loans was $1,834,000 as of January 31, 2018. During the year ended December 31, 2019, accretion of the loan discount was $409,000. During the year ended December 31, 2018, accretion of the loan discount was $589,000. The remaining accretable loan discount was $836,000 as of December 31, 2019.

Four impaired loans were acquired through the BMB acquisition with a net balance of $556,000 as of January 1, 2019. The balance of the acquired impaired loans as of December 31, 2019 was $175,000. Two impaired loans were acquired through the TwinCo acquisition with a balance of $1,188,000 as of January 31, 2018. The balance of the acquired impaired loans as of December 31, 2019 was $1,061,000. The Company determined that applying the guidance in ASC 310-30 was not significant, however, the aforementioned loans are disclosed as impaired loans at December 31, 2019 and 2018.

Fair value adjustments of $276,000 and $446,000 were recorded for BMB and TwinCo, respectively, related to premises and equipment. The Company used third party appraisals in the determination of the higher fair value compared to the book value of these acquired assets.

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

Direct costs related to the acquisitions were expensed as incurred. The Company recorded acquisition costs related to BMB of $1,380,000 and $804,000 during the years ended December 31, 2019 and 2018, respectively. The Company recorded total acquisition costs related to the TwinCo acquisition of $1,041,000, of which $365,000 was recognized during the year ended December 31, 2018. Acquisition costs included legal and professional fees and data processing expenses incurred related to the acquisitions.

Operations of BMB have been included in the consolidated financial statements since January 1, 2019. The Company does not consider BMB a separate reporting segment and does not track the amount of revenues and net income attributable to BMB since acquisition. As such, it is impracticable to determine such amounts for the period from January 1, 2019 through December 31, 2019.

Operations of TwinCo have been included in the consolidated financial statements since February 1, 2018. The Company does not consider TwinCo a separate reporting segment and does not track the amount of revenues and net income attributable to TwinCo since acquisition. As such, it is impracticable to determine such amounts for the period from February 1, 2018 through December 31, 2019.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Mergers and Acquisitions – continued

The accompanying consolidated statements of income include the results of operations of the BMB acquired entity since the January 1, 2019 acquisition date. The following table presents unaudited pro forma results of operations for the year ended December 31, 2018 as if the acquisition had occurred on January 1, 2018. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments and amortization of the core deposit intangible asset. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company purchased and assumed the assets and liabilities of BMB on January 1, 2018. Cost savings are also not reflected in the unaudited pro forma amounts for the year ended December 31, 2018.

Year Ended
December 31, 2018
(Dollars in Thousands,
Except Per Share Data)
Pro forma net income(1)
Net interest income after loan loss provision	$33,462
Noninterest income	12,986
Noninterest expense	39,422
Income before income taxes	7,026
Income tax expense	1,405
Net income	$5,621

Pro forma earnings per share(1)
Basic earnings per share	$1.04
Diluted earnings per share	$1.02

Weighted average shares outstanding, basic	5,426,605
Weighted average shares outstanding, diluted	5,490,347

(1)	Significant assumptions utilized include the acquisition cost noted above and a 20.00% effective tax rate.

NOTE 3:	Investment Securities

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

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale:
U.S. government and agency obligations	$13,318	$279	$-	$13,597
Municipal obligations	50,699	1,616	(93)	52,222
Corporate obligations	8,356	40	(8)	8,388
Mortgage-backed securities	9,460	56	(21)	9,495
Collateralized mortgage obligations	33,129	297	(92)	33,334
Asset-backed securities	10,110	-	(271)	9,839
Total	$125,072	$2,288	$(485)	$126,875

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale:
U.S. government and agency obligations	$9,333	$58	$(44)	$9,347
Municipal obligations	69,024	244	(990)	68,278
Corporate obligations	11,411	8	(300)	11,119
Mortgage-backed securities	19,635	86	(373)	19,348
Collateralized mortgage obligations	24,229	6	(360)	23,875
Asset-backed securities	10,350	6	(158)	10,198
Total	$143,982	$408	$(2,225)	$142,165

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	Investment Securities – continued

Proceeds from sales of available-for-sale securities and the associated gross realized gains and losses were as follows:

	Years Ended
	December 31,
	2019	2018
	(In Thousands)

Proceeds from sale of available-for-sale securities	$58,027	$51,319

Gross realized gain on sale of available-for-sale securities	$576	$191
Gross realized loss on sale of available-for-sale securities	(507)	(378)
Net realized gain (loss) on sale of available-for-sale securities	$69	$(187)

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2019
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$9,116	$9,134
Due from one to five years	10,005	10,085
Due from five to ten years	8,738	9,078
Due after ten years	54,624	55,749
	82,483	84,046

Mortgage-backed securities	9,460	9,495
Collateralized mortgage obligations	33,129	33,334
Total	$125,072	$126,875

At December 31, 2019 and 2018, securities with a fair value of $18,897,000 and $21,408,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	Investment Securities – continued

The Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months were as follows:

	December 31, 2019
	Less than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency obligations	$-	$-	$-	$-
Municipal obligations	11,142	(93)	-	-
Corporate obligations	-	-	992	(8)
Mortgage-backed securities and collateralized mortgage obligations	9,868	(35)	7,968	(78)
Asset-backed securities	940	(33)	8,900	(238)
Total	$21,950	$(161)	$17,860	$(324)

	December 31, 2018
	Less than 12 months		12 months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency obligations	$-	$-	$3,385	$(44)
Municipal obligations	17,887	(140)	32,712	(850)
Corporate obligations	2,890	(110)	7,220	(190)
Mortgage-backed securities and collateralized mortgage obligations	5,575	(98)	22,559	(635)
Asset-backed securities	8,200	(158)	-	-
Total	$34,552	$(506)	$65,876	$(1,719)

Unrealized losses associated with investments are believed to be caused by changing market conditions, primarily spreads related to U.S. treasuries, that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Based on the Company’s evaluation of these securities, no other-than-temporary impairment was recorded for the year ended December 31, 2019, or 2018. As of December 31, 2019 and December 31, 2018, there were, respectively, 28 and 108 securities in unrealized loss positions that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

As of December 31, 2019, 10 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 0.83% from the Company’s amortized cost basis of these securities. At December 31, 2018, 74 U.S. government and agency securities and municipal obligations had unrealized losses with aggregate depreciation of approximately 1.88% from the Company’s amortized cost basis of these securities. As of December 31, 2019, 1 corporate obligation had unrealized losses of approximately 0.80% from the Company’s amortized cost basis of these securities. At December 31, 2018, 11 corporate obligations had an unrealized loss with aggregate depreciation of approximately 2.88% from the Company's amortized cost basis of these securities. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	Investment Securities – continued

As of December 31, 2019, 12 mortgage-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) had unrealized losses with aggregate depreciation of approximately 0.63% from the Company’s amortized cost basis of these securities. At December 31, 2018, 19 MBSs and CMOs had unrealized losses with aggregate depreciation of approximately 2.54% from the Company’s amortized cost basis of these securities. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

As of December 31, 2019, 5 asset-backed securities (“ABSs”) had unrealized losses with aggregate depreciation of approximately 2.68% from the Company’s amortized cost basis of these securities. At December 31, 2018, 4 ABSs had unrealized losses with aggregate depreciation of approximately 1.89% from the Company’s amortized cost basis of these securities. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

NOTE 4:	Loans

Loans receivable consisted of the following:

	December 31,
	2019	2018
	(In Thousands)
Real estate loans:
Residential 1-4 family	$157,898	$144,107
Commercial real estate	434,025	328,438

Other loans:
Home equity	56,414	52,159
Consumer	18,882	16,565
Commercial	113,319	76,762

Total	780,538	618,031

Deferred loan fees, net	(1,303)	(1,098)
Allowance for loan losses	(8,600)	(6,600)
Total loans, net	$770,635	$610,333

Within the loan categories above, $13,602,000 and $12,476,000 was guaranteed by the United States Department of Agriculture Rural Development at December 31, 2019 and 2018, respectively. Also within the loan categories above, $5,701,000 and $3,878,000 was guaranteed by the United States Department of Agriculture Farm Service Agency at December 31, 2019 and 2018, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

Allowance for loan losses activity was as follows:

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, January 1, 2019	$1,301	$3,593	$477	$190	$1,039	$6,600
Charge-offs	-	(195)	(75)	(78)	(380)	(728)
Recoveries	-	17	-	26	58	101
Provision	-	1,411	75	146	995	2,627
Ending balance, December 31, 2019	$1,301	$4,826	$477	$284	$1,712	$8,600

Ending balance, December 31, 2019 allocated to loans individually evaluated for impairment	$-	$-	$-	$-	$74	$74

Ending balance, December 31, 2019 allocated to loans collectively evaluated for impairment	$1,301	$4,826	$477	$284	$1,638	$8,526

Loans receivable:
Ending balance, December 31, 2019	$157,898	$434,025	$56,414	$18,882	$113,319	$780,538

Ending balance, December 31, 2019 of loans individually evaluated for impairment	$955	$1,109	$98	$156	$1,323	$3,641

Ending balance, December 31, 2019 of loans collectively evaluated for impairment	$156,943	$432,916	$56,316	$18,726	$111,996	$776,897

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, January 1, 2018	$1,301	$2,778	$506	$225	$940	$5,750
Charge-offs	-	(13)	(80)	(72)	(24)	(189)
Recoveries	-	19	1	27	12	59
Provision	-	809	50	10	111	980
Ending balance, December 31, 2018	$1,301	$3,593	$477	$190	$1,039	$6,600

Ending balance, December 31, 2018 allocated to loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance, December 31, 2018 allocated to loans collectively evaluated for impairment	$1,301	$3,593	$477	$190	$1,039	$6,600

Loans receivable:
Ending balance, December 31, 2018	$144,107	$328,438	$52,159	$16,565	$76,762	$618,031

Ending balance, December 31, 2018 of loans individually evaluated for impairment	$887	$445	$491	$127	$340	$2,290

Ending balance, December 31, 2018 of loans collectively evaluated for impairment	$143,220	$327,993	$51,668	$16,438	$76,422	$615,741

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

Internal classification of the loan portfolio was as follows:

	December 31, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$118,116	$-	$1,180	$-	$-	$119,296
Residential 1-4 family construction	38,265	-	337	-	-	38,602
Commercial real estate	328,750	-	2,312	-	-	331,062
Commercial construction and development	52,620	-	50	-	-	52,670
Farmland	49,959	108	168	58	-	50,293
Other loans:
Home equity	56,039	78	297	-	-	56,414
Consumer	18,694	-	188	-	-	18,882
Commercial	71,868	159	707	63	-	72,797
Agricultural	39,347	138	570	467	-	40,522
Total	$773,658	$483	$5,809	$588	$-	$780,538

	December 31, 2018
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$116,065	$-	$874	$-	$-	$116,939
Residential 1-4 family construction	26,533	-	635	-	-	27,168
Commercial real estate	252,731	1,731	2,322	-	-	256,784
Commercial construction and development	41,726	-	13	-	-	41,739
Farmland	29,915	-	-	-	-	29,915
Other loans:
Home equity	51,668	-	491	-	-	52,159
Consumer	16,394	-	171	-	-	16,565
Commercial	57,778	950	244	81	-	59,053
Agricultural	17,305	-	404	-	-	17,709
Total	$610,115	$2,681	$5,154	$81	$-	$618,031

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

The following tables include information regarding delinquencies within the loan portfolio.

	December 31, 2019
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$702	$4	$706	$618	$117,972	$119,296
Residential 1-4 family construction	260	-	260	337	38,005	38,602
Commercial real estate	793	-	793	583	329,686	331,062
Commercial construction and development	72	-	72	50	52,548	52,670
Farmland	1,039	-	1,039	476	48,778	50,293
Other loans:
Home equity	420	-	420	98	55,896	56,414
Consumer	128	-	128	156	18,598	18,882
Commercial	484	-	484	824	71,489	72,797
Agricultural	702	1,805	2,507	499	37,516	40,522
Total	$4,600	$1,809	$6,409	$3,641	$770,488	$780,538

	December 31, 2018
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$381	$130	$511	$253	$116,175	$116,939
Residential 1-4 family construction	118	-	118	634	26,416	27,168
Commercial real estate	975	1,347	2,322	432	254,030	256,784
Commercial construction and development	9	-	9	13	41,717	41,739
Farmland	-	-	-	-	29,915	29,915
Other loans:
Home equity	39	-	39	491	51,629	52,159
Consumer	135	-	135	127	16,303	16,565
Commercial	284	-	284	308	58,461	59,053
Agricultural	91	-	91	32	17,586	17,709
Total	$2,032	$1,477	$3,509	$2,290	$612,232	$618,031

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

The following tables include information regarding impaired loans.

	December 31, 2019
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
	(In Thousands)
Real estate loans:
Residential 1-4 family	$618	$657	$-	$435
Residential 1-4 family construction	337	387	-	485
Commercial real estate	583	766	-	507
Commercial construction and development	50	225	-	32
Farmland	476	513	-	238
Other loans:	-	-	-	-
Home equity	98	115	-	295
Consumer	156	169	-	142
Commercial	824	887	74	566
Agricultural	499	756	-	266
Total	$3,641	$4,475	$74	$2,966

	December 31, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
	(In Thousands)
Real estate loans:
Residential 1-4 family	$253	$277	$-	$364
Residential 1-4 family construction	634	684	-	317
Commercial real estate	432	527	-	216
Commercial construction and development	13	26	-	6
Farmland	-	-	-	-
Other loans:
Home equity	491	522	-	367
Consumer	127	181	-	140
Commercial	308	310	-	208
Agricultural	32	32	-	16
Total	$2,290	$2,559	$-	$1,634

Interest income recognized on impaired loans for the years ended December 31, 2019 and 2018 is considered insignificant. Interest payments received related to impaired loans was $394,000 and $211,000 for the year ended December 31, 2019 and 2018, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

During the year ended December 31, 2019, there were two new TDR loans. The recorded investments at time of restructure were $76,000 for a commercial loan and $153,000 for a farmland loan. No charge-offs were incurred and the loans are on non-accrual status. The recorded investments were $74,000 and $153,000, respectively at December 31, 2019.

During the year ended December 31, 2018, there was one new TDR loan. The recorded investment at time of restructure was $23,000 and no charge-off was incurred. The loan is a home equity loan and is on non-accrual status. The recorded investment was $20,000 at December 31, 2019 and $22,000 at December 31, 2018.

There were no loans modified as TDR’s that defaulted during the year ended December 31, 2019 where the default occurred within 12 months of restructuring. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of December 31, 2019, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in troubled debt restructures.

Loans are granted to directors and officers of the Company in the ordinary course of business. Such loans are made in accordance with policies established for all loans of the Company, except that directors, officers and employees may be eligible to receive discounts on loan origination costs.

Loans receivable (including loans sold and serviced for others) from related parties, including directors and executive officers were as follows:

(In Thousands)
Balance at January 1, 2018	$3,137
Principal additions	853
Principal payments	(864)
Balance at December 31, 2018	$3,126
Principal additions	1,477
Principal payments	(1,604)
Balance at December 31, 2019	$2,999

	December 31,
	2019	2018
	(In Thousands)

Loans serviced, for the benefit of others, for directors, executive officers and their related parties	$2,087	$1,797

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

	Years Ended
	December 31,
	2019	2018
	(In Thousands)

Interest income from loans owned for directors, executive officers and their related parties	$65	$58

NOTE 5:	Mortgage Servicing Rights

The Company is servicing mortgage loans for the benefit of others which are not included in the consolidated statements of financial condition, have unpaid principal balances of $1,169,869,000 and $964,967,000 at December 31, 2019 and 2018, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $2,620,000 and $2,295,000 for the years ended December 31, 2019 and 2018, respectively. These fees, net of amortization, are included in mortgage banking which is a component of noninterest income on the consolidated statement of income.

Custodial balances maintained in connection with the foregoing loan servicing, and included in noninterest checking deposits, were $8,402,000 and $5,618,000 at December 31, 2019 and 2018, respectively.

The following table is a summary of activity in mortgage servicing rights:

	Years Ended
	December 31,
	2019	2018
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$7,100	$6,578
Mortgage servicing rights capitalized	3,276	1,725
Amortization of mortgage servicing rights	(1,637)	(1,203)
Ending balance	$8,739	$7,100

There were no valuation allowances during December 31, 2019 and 2018.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Mortgage Servicing Rights – continued

The fair values of these rights were $9,835,000 and $8,700,000 at December 31, 2019 and 2018, respectively. The fair value of servicing rights was determined at loan level, depending on the interest rate and term of the specific loan, using the following valuation assumptions:

	December 31,
	2019			2018
Key assumptions:
Discount rate		12%			12%
Prepayment speed range	110	-	246%	83	-	226%
Weighted average prepayment speed		171%			119%

NOTE 6:	Premises and Equipment

The cost and accumulated depreciation of premises and equipment was as follows:

	December 31,
	2019	2018
	(In Thousands)
Land	$8,118	$7,257
Buildings and improvements	34,917	26,011
Furniture and equipment	10,026	8,428
Construction in progress	424	1,787
	53,485	43,483
Accumulated depreciation	(15,303)	(14,140)
Premises and equipment, net(1)	$38,182	$29,343

(1) Excluding right of use assets.

Depreciation expense was $1,786,000 and $1,282,000 for the years ended December 31, 2019 and 2018, respectively.

The Company leases six locations that are full-service branches and one mortgage lending branch, under various operating lease agreements. Leases with a lease term of 12 months at commencement are not recorded on the balance sheet. The Company’s leases have maturities ranging from 2020 to 2028, some of which include lessee options to extend the leases for up to 10 years.

Right of use assets and corresponding lease liabilities of $2,374,000 were recorded as a result of adopting the lease standard on January 1, 2019. Because most of our leases do not provide an implicit rate, the Company used the FHLB of Des Moines Fixed-Rate Advance interest rate as the incremental borrowing rate to determine the present value of future lease payments for all leases entered into prior to the adoption date.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:	Premises and Equipment – continued

The following table summarizes the Company’s leases:

December 31, 2019
(In Thousands)
Right of use assets, net of amortization	$1,900
Lease liabilities	1,900
Weighted average remaining lease term (years)	6.90
Weighted average discount rate	3.24%

The components of lease cost, which were included in occupancy and equipment expense on the Consolidated Statements of Income, were as follows:

December 31, 2019
(In Thousands)
Operating lease cost	$544
Short-term lease cost	97
Total lease cost	$641

The following table presents the maturities of lease liabilities at December 31, 2019 for future periods:

(In Thousands)
2020	$479
2021	350
2022	206
2023	206
2024	206
Thereafter	684
Total lease payments	$2,131
Less imputed interest	(231)
Present value of lease liabilities	$1,900

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:	Goodwill and Other Intangible Assets

Goodwill and core deposit intangible assets were recorded as part of acquisitions. Goodwill totaled $15,836,000 and $12,124,000 at December 31, 2019 and 2018, respectively.

The components of core deposit intangible assets were as follows:

	December 31,
	2019	2018
	(In Thousands)
Core deposit intangible	$4,628	$2,640
Accumulated amortization	(1,842)	(1,142)
Core deposit intangible, net	$2,786	$1,498

Core deposit intangible assets are amortized on an accelerated basis over their estimated life of 10 years. Amortization expense related to intangible assets was $698,000 and $385,000 for the years ended December 31, 2019 and 2018. The estimated aggregate future amortization expense for core deposit intangible assets remaining as of December 31, 2019 was as follows:

Years ending December 31:	(In Thousands)
2020	$614
2021	530
2022	446
2023	363
2024	298
Thereafter	535
Total	$2,786

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:	Deposits

Deposits are summarized as follows:

	December 31,
	2019		2018
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Noninterest checking	$200,035	0.00%	$142,788	0.00%
Interest bearing checking	116,397	0.03%	105,115	0.03%
Savings	126,991	0.08%	108,234	0.05%
Money market	132,506	0.42%	108,050	0.30%
Time certificates of deposits	233,064	1.70%	162,424	1.31%
Total	$808,993	0.55%	$626,611	0.41%

Time certificates of deposits include $10,180,000 and $0 related to fixed rate brokered CDs at December 31, 2019 and 2018, respectively. In addition, time certificates of deposits include $16,000,000 and $0 related to fixed rate brokered certificates through the Certificate of Deposit Account Registry Service (“CDARS”) at December 31, 2019 and 2018, respectively.

At December 31, 2019 and 2018, the Company held $201,398,000 and $148,331,000, respectively, in deposit accounts that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) requirements of $250,000 and greater.

Time certificates of deposits with balances of $250,000 and greater was $49,636,000 and $33,635,000 at December 31, 2019 and 2018, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:	Deposits – continued

At December 31, 2019, the scheduled maturities of time deposits were as follows:

Years ending December 31:	(In Thousands)
2020	$202,266
2021	21,027
2022	4,943
2023	1,864
2024	1,579
Thereafter	1,385
Total	$233,064

Interest expense on deposits was as follows:

	Years Ended
	December 31,
	2019	2018
	(In Thousands)
Checking	$44	$36
Savings	85	53
Money market	448	229
Time certificates of deposits	3,316	1,738
Total	$3,893	$2,056

At December 31, 2019 and 2018, the Company reclassified $420,000 and $70,000, respectively, in overdrawn deposits as loans.

Related party deposits, including directors’ and executive officers’ deposit accounts at December 31, 2019 and 2018 were $4,757,000 and $8,104,000, respectively.

NOTE 9:	Advances from the Federal Home Loan Bank and Other Borrowings

At December 31, 2019, advances from the FHLB of Des Moines and other borrowings mature as follows:

Years ending December 31:	(In Thousands)
2020	$83,780
2021	4,570
2022	-
2023	-
2024	-
Thereafter	-
Total	$88,350

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:	Advances from the Federal Home Loan Bank and Other Borrowings – continued

Federal Home Loan Bank Advances

FHLB advances include both fixed and amortizing advances. Fixed advances are due at maturity. Advances are subject to prepayment penalties. Interest rates on these advances are fixed. Advances are collateralized by a blanket pledge of the Bank’s loan portfolio. The Company’s investment in FHLB stock is also pledged as collateral on these advances. The total FHLB funding available to the Company at December 31, 2019, was 45.00% of total Bank assets as determined by FHLB, or approximately $455,537,000. The balance of advances was $88,350,000 and $101,357,000 at December 31, 2019 and 2018, respectively. The Bank also has a contingent letter of credit with FHLB for $570,000 and $620,000 at December 31, 2019 and 2018, respectively.

Other Borrowings

At December 31, 2018, the Bank’s previous subsidiary, AFSB NMTC Investment Fund, LLC had an $865,000 borrowing related to New Markets Tax Credits. The borrowing was interest only at 1.00% through November 2019. The Bank divested its interest in AFSB NMTC Investment Fund, LLC in November 2019 and the loan was assumed by the new owner.

Federal Funds Purchased

The Bank has a $10,000,000 Federal funds line of credit with PNC Financial Services Group, Inc. The balance was $0 as of December 31, 2019 and 2018.

The Bank has a $20,000,000 Federal funds line of credit with Zions Bank. The balance was $0 as of December 31, 2019 and 2018, respectively.

The Bank previously had a $7,000,000 Federal funds line of credit with Stockman Bank. The line of credit was terminated during 2018.

The Bank has a $10,000,000 Federal funds line of credit with Pacific Coast Bankers Bank. The balance was $0 as of December 31, 2019 and 2018, respectively.

The Bank has a $5,000,000 Federal funds line of credit with United Bankers’ Bank. The balance was $0 as of December 31, 2019 and 2018, respectively.

All Borrowings Outstanding

For all borrowings outstanding the weighted average interest rate for advances at December 31, 2019 and 2018 was 2.18% and 2.20%, respectively. The average amount outstanding was $99,307,000 and $87,283,000 for 2019 and 2018, respectively. The maximum amount outstanding at any month-end was $124,377,000 and $102,222,000 for 2019 and 2018, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:	Other Long-Term Debt

Other long-term debt consisted of the following:

	December 31,
	2019		2018
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)

Senior notes fixed at 5.75%, due 2022	$10,000	$(92)	$10,000	$(136)
Subordinated debentures fixed at 6.75%, due 2025	10,000	(122)	10,000	(143)
Subordinated debentures variable at 3-Month Libor plus 1.42%, due 2035	5,155	-	5,155	-
Total other long-term debt	$25,155	$(214)	$25,155	$(279)

In February 2017, the Company completed the issuance, through a private placement, of $10,000,000 aggregate principal amount of 5.75% fixed senior unsecured notes due in 2022. The interest will be paid semi-annually through maturity date. The notes are not subject to redemption at the option of the Company.

In June 2015, the Company completed the issuance of $10,000,000 in aggregate principal amount of subordinated notes due in 2025 in a private placement transaction to an institutional accredited investor. The notes will bear interest at an annual fixed rate of 6.75% and interest will be paid quarterly through maturity date or earlier redemption. The notes are subject to redemption at the option of the Company on or after June 19, 2020. The subordinated debentures qualify as Tier 2 capital for regulatory capital purposes.

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders on December 15, 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at 3-Month LIBOR plus 1.42%, making the rate 3.328% and 4.228% as of December 31, 2019 and 2018, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date. The subordinated debentures qualify as Tier 1 capital for regulatory capital purposes.

For 2019 and 2018, interest expense on all other long-term debt was $1,446,000 and $1,432,000, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:	Commitments and Contingencies

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

Commitments are summarized as follows:

	December 31,
	2019	2018
	(In Thousands)
Commitments to extend credit	$142,785	$111,460
Letters of credit	3,098	3,925

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:	Commitments and Contingencies – continued

Employment Contracts

The Company has entered into change of control agreements with its Chief Financial Officer/Chief Operating Officer, Chief Lending Officer, Chief Credit Officer, Chief Risk Officer, Chief Operations Officer and Chief Information Officer. The change in control agreements provide a double trigger benefit equal to the sum of the executive’s annual salary and bonus for the most recently completed year. The benefits are payable if the executive’s employment is terminated without cause within two years after a change in control or if the executive resigns for good reason during the two years after a change in control. The change in control agreements are for two years, renewing automatically for successive one-year periods unless Eagle provides written notice of nonrenewal 90 days before the contract anniversary date. The officer would also receive benefit payments (less co-payment amounts) for continued life, medical, dental and disability insurance coverage substantially identical to coverage maintained by the Bank before employment termination. Continued insurance coverage benefits are payable for the 12-month period following termination or, if sooner, until life, medical, dental and disability insurance coverage is obtained from another employer.

Legal Proceedings

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s financial statements.

NOTE 12:	Income Taxes

The components of the Company’s income tax provision (benefit) were as follows:

	Years Ended
	December 31,
	2019	2018
	(In Thousands)
Current
U.S. federal	$1,445	$(123)
Montana	912	349
Total current income tax provision	2,357	226
Deferred
U.S. federal	690	609
Montana	49	79
Total deferred income tax provision	739	688
Total income tax provision	$3,096	$914

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:	Income Taxes – continued

The nature and components of deferred tax assets and liabilities were as follows:

	December 31,
	2019	2018
	(In Thousands)
Deferred tax assets:
Loans receivable	$2,265	$1,738
Deferred loan fees	424	314
Lease liability	500	-
Deferred compensation	833	630
Employee benefits	320	268
Unrealized losses on securities available-for-sale	-	479
Acquisition costs	271	306
Acquisition fair value adjustments	595	346
New Market Tax Credits carry forward	-	459
Alternative Minimum Tax carry forward	-	233
Other	429	364
Total deferred tax assets	5,637	5,137
Deferred tax liabilities:
Premises and equipment	841	796
Right of use asset	500	-
Federal Home Loan Bank stock	7	26
Mortgage servicing rights	2,483	1,680
Unrealized gains on securities available-for-sale	474	-
Goodwill	872	748
Intangibles	706	347
Other	246	350
Total deferred tax liabilities	6,129	3,947
Net deferred tax (liability) asset	$(492)	$1,190

The Company believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:	Income Taxes – continued

A reconciliation of the Company’s effective income tax provision (benefit) to the statutory federal income tax rate was as follows:

	Years Ended
	December 31,
	2019		2018
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income
	(Dollars in Thousands)
Federal income taxes at the statutory rate	$2,933	21.00%	$1,238	21.00%
State income taxes	943	6.75%	398	6.75%
Tax-exempt interest income	(264)	-1.89%	(365)	-6.19%
Income from bank-owned life insurance	(151)	-1.08%	(128)	-2.17%
New Market Tax Credits	(456)	-3.26%	(456)	-7.73%
Other, net	91	0.64%	227	3.84%
Actual tax expense and effective tax rate	$3,096	22.16%	$914	15.50%

Federal income tax credits received related to New Market Tax Credits were $2,964,000 and were claimed over a seven-year credit allowance period starting in November 2012, and completed as of November 2019.

NOTE 13:	Accumulated Other Comprehensive Income (Loss)

The following table includes information regarding the activity in accumulated other comprehensive income (loss):

		Unrealized
	Unrealized	Gains (Losses)
	Gains (Losses)	on Investment
	on Loans	Securities
	Held-for-Sale	Available for Sale	Total
		(In Thousands)

Balance, January 1, 2018	$234	$79	$313
Other comprehensive income (loss), before reclassifications and income taxes	1,207	(2,113)	(906)
Amounts reclassified from accumulated other comprehensive income, before income taxes	(1,223)	187	(1,036)
Income tax benefit	9	509	518
Total other comprehensive loss	(7)	(1,417)	(1,424)
Balance, December 31, 2018	$227	$(1,338)	$(1,111)
Other comprehensive income, before reclassifications and income taxes	296	3,689	3,985
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(605)	(69)	(674)
Income tax benefit (provision)	82	(953)	(871)
Total other comprehensive (loss) income	(227)	2,667	2,440
Balance, December 31, 2019	$-	$1,329	$1,329

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14:	Earnings Per Share

The computations of basic and diluted earnings per share are below.

	Years Ended
	December 31,
	2019	2018
	(Dollars in Thousands, Except for Per Share Data)
Basic weighted average shares outstanding	6,419,654	5,426,605
Dilutive effect of stock compensation	17,950	63,742
Diluted weighted average shares outstanding	6,437,604	5,490,347

Net income available to common shareholders	$10,872	$4,982

Basic earnings per share	$1.69	$0.92

Diluted earnings per share	$1.69	$0.91

There were no anti-dilutive shares at December 31, 2019 or 2018.

NOTE 15:	Capital Management and Regulatory Matters

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

Beginning January 1, 2015, community banking organizations became subject to a new regulatory rule recently adopted by federal banking agencies (commonly referred to as Basel III). The rule established a new regulatory capital framework that incorporated revisions to the Basel capital framework, strengthened the definition of regulatory capital, increased risk-based capital requirements, and amended the methodologies for determining risk-weighted assets. These changes increased the amount of capital required by community banking organizations. Basel III included a multiyear transition period from January 1, 2015 through December 31, 2019.

Once fully phased in on January 1, 2019, the Basel III capital rules required the Bank to maintain a minimum ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which was added to the 4.5% common equity Tier 1 capital ratio as the buffer was phased in, effectively resulting in a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 7.0% upon full phase in). The Bank is also required to maintain a Tier 1 capital to risk-weighted assets ratio of 6.0% (8.5% including the capital conservation buffer), a total capital to risk-weighted assets ratio of 8.0% (10.5% including the capital conservation buffer), and a Tier 1 capital to average assets ratio of 4.0%.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:	Capital Management and Regulatory Matters – continued

Management believes that, as of December 31, 2019, the Company and the Bank meet all capital adequacy requirements under the Basel III Capital rules on a fully phased-in basis.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to total assets (all as defined in the regulations). Management believes, as of December 31, 2019 and 2018, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2019, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Banks’s category. The Bank’s actual capital amounts and ratios as of December 31, 2019 are presented in the table below and include the capital conservation buffer of 2.500% phased-in beginning January 1, 2019:

					Minimum
			Minimum Required		To Be Well
			for Capital Adequacy		Capitalized Under
			Basel III		Prompt Corrective
	Actual		Fully Phased-In		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2019:
Total risk-based capital to risk weighted assets
Consolidated	$126,711	15.917%	$83,589	10.500%	N/A	N/A
Bank	120,313	15.231	82,944	10.500	78,994	10.000

Tier I capital to risk weighted assets
Consolidated	108,111	13.580	67,667	8.500	N/A	N/A
Bank	111,713	14.142	67,145	8.500	63,195	8.000

Common equity tier I capital to risk weighted assets
Consolidated	103,111	12.952	55,726	7.000	N/A	N/A
Bank	111,713	14.142	55,296	7.000	51,346	6.500

Tier 1 capital to adjusted total average assets
Consolidated	108,111	10.522	41,099	4.000	N/A	N/A
Bank	111,713	11.080	40,332	4.000	50,414	5.000

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:	Capital Management and Regulatory Matters – continued

The Bank’s actual capital amounts and ratios as of December 31, 2018 are presented in the table below and include the capital conservation buffer of 1.875% phased-in beginning January 1, 2018:

					Minimum
			Minimum Required		To Be Well
			for Capital Adequacy		Capitalized Under
			Basel III		Prompt Corrective
	Actual		Fully Phased-In		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2018:
Total risk-based capital to risk weighted assets
Consolidated	$104,186	16.449%	$66,504	10.500%	N/A	N/A
Bank	100,131	16.023	65,615	10.500	62,491	10.000

Tier I capital to risk weighted assets
Consolidated	87,586	13.829	53,836	8.500	N/A	N/A
Bank	93,531	14.967	53,117	8.500	49,993	8.000

Common equity tier I capital to risk weighted assets
Consolidated	82,586	13.039	44,336	7.000	N/A	N/A
Bank	93,531	14.967	43,744	7.000	40,619	6.500

Tier 1 capital to adjusted total average assets
Consolidated	87,586	10.507	33,344	4.000	N/A	N/A
Bank	93,531	11.222	33,338	4.000	41,673	5.000

Dividend Limitations

Under State of Montana banking regulation, member banks such as the Bank generally may declare annual cash dividends up to an amount equal to the previous two years’ net earnings. Dividends in excess of such amount require approval of the Division of Banking. The Bank paid dividends of $8,000,000 and $11,400,000 during the years ended December 31, 2019 and 2018, respectively, to Eagle. Eagle paid quarterly dividends of $0.0925 per share to its shareholders for the first two quarters of 2019 and $0.095 for the last two quarters of 2019. Eagle paid quarterly dividends of $0.09 per share to its shareholders for the first two quarters of 2018 and $0.0925 for the last two quarters of 2018.

Stock Repurchase Program

On July 18, 2019, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased under this plan during the three months ended September 30 or December 31, 2019. The plan expires on July 18, 2020.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:	Capital Management and Regulatory Matters – continued

Stock Repurchase Program – continued

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

After two years from the date of conversion and upon the written request of the FDIC, Eagle will eliminate or transfer the liquidation account and the interests in such account to the Bank and the liquidation account would become the liquidation account of the Bank and not subject in any manner or amount to Eagle’s creditors. Also, under the rules and regulations of the FDIC, no post-conversion merger, consolidation, or similar combination or transaction with another depository institution in which Eagle or the Bank is not the surviving institution would be considered a liquidation and, in such a transaction, the liquidation account would be assumed by the surviving institution.

NOTE 16:	Related Party Transactions

In the normal course of lending, the Bank provided a commercial line of credit to an affiliated entity that is partially owned by one of the Company’s directors. The commercial line of credit had a balance of $0 as of December 31, 2019 and 2018, respectively. In addition, also in the normal course of lending, the Bank provided a commercial real estate loan to a separate affiliated entity that is partially owned by the same director. The commercial real estate loan had a balance of $272,000 and $296,000 as of December 31, 2019 and 2018, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17:	Employee Benefits

Profit Sharing Plan

The Company provides a noncontributory profit sharing plan for eligible employees who have completed one year of service. The amount of the Company’s annual contribution is determined by the Board. Profit sharing expense was $825,000 and $573,000 for the years ended December 31, 2019 and 2018, respectively.

The Company’s profit sharing plan includes a 401(k) feature. At the discretion of the Board, the Company may match up to 50.00% of participants’ contributions up to a maximum of 4.00% of participants’ salaries. For the years ended December 31, 2019 and 2018, the Company’s match totaled $397,000 and $270,000, respectively.

Deferred Compensation Plans

The Company has entered into deferred compensation contracts with current key employees. The contracts provide fixed benefits payable in equal annual installments upon retirement. The Company purchased life insurance contracts that may be used to fund the payments. The charge to expense is based on the present value computations of anticipated liabilities. For the years ended December 31, 2019 and 2018, the total expense was $395,000 and $382,000, respectively. The Company recorded a liability for the deferred compensation plan of $2,858,000 and $2,093,000 at December 31, 2019 and 2018, respectively, which are included in accrued expenses and other liabilities in the consolidated statements of financial condition.

Employee Stock Ownership Plan

The Company has established an ESOP for eligible employees who meet certain age and service requirements. In conjunction with the subsequent offering in April 2010, the ESOP borrowed $1,971,420 from Eagle Bancorp Montana, Inc. and used the funds to purchase 197,142 shares of common stock, at $10 per share.  The Bank makes annual contributions to the ESOP sufficient to satisfy the debt service requirements of the loan that has a twelve-year term and bears interest at 8.00%. The ESOP uses these contributions, and any dividends received by the ESOP on unallocated shares, to make principal and interest payments on the loan to the Company.

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

As shares are committed to be released, the Company reports compensation expense equal to the average daily market prices of the shares. The compensation expense is accrued throughout the year. Dividends on allocated ESOP shares are recorded as a reduction to retained earnings; dividends on unallocated shares are recorded as a reduction of dividends paid.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17:	Employee Benefits – continued

Employee Stock Ownership Plan – continued

Total ESOP expenses of $276,000 and $293,000 were recognized for the years ended December 31, 2019 and 2018, respectively. Shares totaling 16,616 were released and allocated to participants during the years ended December 31, 2019 and 2018. The cost of the 30,978 ESOP shares ($311,000 at December 31, 2019) that have not yet been allocated or committed to be released to participants is deducted from shareholders’ equity. The fair value of these shares was approximately $663,000 at December 31, 2019.

Stock Incentive Plan

The Company adopted the stock incentive plan on November 1, 2011. The plan provides for different types of awards including stock options, restricted stock and performance shares. The original number of shares of restricted stock for issuance under the plan was 98,571. Under the plan, 98,571 shares of restricted stock were granted to directors and certain officers during November 2011. The plan was amended during 2015 and again during 2017 to increase the number of shares of restricted stock for issuance under the plan from 98,571 to 218,571. The number of shares of restricted stock available to award under the plan was 20,560 as of December 31, 2019.

The following table shows the activity of the restricted stock awards granted:

Number of
Shares

Unvested awards as of January 1, 2018	64,460
Awards granted	12,900
Awards vested	(17,200)
Awards forfeited	-
Unvested awards as of December 31, 2018	60,160
Awards granted	4,000
Awards vested	(19,340)
Awards forfeited	(880)
Unvested awards as of December 31, 2019	43,940

The Company recognized $429,000 and $287,000 of compensation expense during the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, the Company has unrecognized expense of approximately $697,000, which it expects to recognize ratably through November 2024.

The plan includes shares of stock which may be issued for awards of stock options totaling 246,427. However, no stock options have been awarded under the plan.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:	Derivatives

The Company enters into commitments to originate and sell mortgage loans. The Bank uses derivatives to hedge the risk of changes in fair values of interest rate lock commitments and mortgage loans held-for-sale. An optimal amount of mortgage loans are sold directly into bulk commitments with investors at the time an interest rate is locked, other loans are sold on an individual best efforts basis at the time an interest rate is locked, and the remaining balance of locked loans are hedged using TBA mortgage-backed securities.

Derivatives are accounted for as free-standing or economic derivatives and are measured at fair value. Derivatives are recorded as either other assets or other liabilities on the consolidated statements of condition.

Derivatives are summarized as follows:

	December 31, 2019			December 31, 2018
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$48,303	$554	$-	$18,745	$-	$-
Forward TBA mortgage-backed securities	67,000	-	201	16,000	-	-

Changes in the fair value of the derivatives are recorded in mortgage banking within noninterest income on the consolidated statements of income. A net gain of $353,000 was recorded for the year ended December 31, 2019. The Company did not record the aforementioned derivatives related to mortgage banking at December 31, 2018 as they were not considered significant.

NOTE 19:	Fair Value of Financial Instruments

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

The fair value hierarchy is as follows:

■	Level 1 Inputs – Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.

■

Level 2 Inputs – Valuations are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuations for which all significant assumptions are observable or can be corroborated by observable market data.

■	Level 3 Inputs – Valuations are based on unobservable inputs that may include significant management judgement and estimation.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19:	Fair Value of Financial Instruments – continued

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy at the reporting date, is set forth below.

Available-for-Sale Securities – Securities classified as available-for-sale are reported at fair value utilizing Level 1 (nationally recognized securities exchanges) and Level 2 inputs. For level 2 securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include but is not limited to dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions.

Loans Held-for-Sale – These loans are reported at fair value. Fair value is determined based on expected proceeds based on committed sales contracts and commitments of similar loans if not already committed and are considered Level 2 inputs.

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

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral or using a discounted cash flow if the loan is not collateral dependent. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria.

Real Estate and Other Repossessed Assets – Fair values are determined at the time the loan is foreclosed upon and the asset is transferred from loans. The value is based primarily on third party appraisals, less costs to sell and are considered Level 3 inputs for determining fair value. Repossessed assets are reviewed and evaluated periodically for additional impairment and adjusted accordingly.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19:	Fair Value of Financial Instruments – continued

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2019
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency	$-	$13,597	$-	$13,597
Municipal obligations	-	52,222	-	52,222
Corporate obligations	-	8,388	-	8,388
Mortgage-backed securities	-	9,495	-	9,495
Collateralized mortgage obligations	-	33,334	-	33,334
Asset-backed securities	-	9,839	-	9,839
Loans held-for-sale	-	25,612	-	25,612
Interest rate lock commitments	-	-	554	554
Financial liabilities:
Forward TBA mortgage-backed securities		201	-	201

	December 31, 2018
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency	$-	$9,347	$-	$9,347
Municipal obligations	-	68,278	-	68,278
Corporate obligations	-	11,119	-	11,119
Mortgage-backed securities	-	19,348	-	19,348
Collateralized mortgage obligations	-	23,875	-	23,875
Asset-backed securities	-	10,198	-	10,198
Loans held-for-sale	-	7,318	-	7,318
Interest rate lock commitments	-	-	-	-
Financial liabilities:
Forward TBA mortgage-backed securities	-	-	-	-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19:	Fair Value of Financial Instruments – continued

Certain financial assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans that are collateral dependent, real estate and other repossessed assets and mortgage servicing rights.

The following tables summarize financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

	December 31, 2019
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$491	$491
Real estate and other repossessed assets	-	-	25	25

	December 31, 2018
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$15	$15
Real estate and other repossessed assets	-	-	107	107

As of December 31, 2019, impaired loans with a carrying value of $565,000 after charge-offs of $440,000 were reduced by specific valuation allowance allocations of $74,000 and resulted in a fair value of $491,000. As of December 31, 2018, impaired loans had a fair value of $15,000 after charge-offs of $58,000 were incurred.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19:	Fair Value of Financial Instruments – continued

The following table represents the Banks’s Level 3 financial assets and liabilities, the valuation techniques used to measure the fair value of those financial assets and liabilities, and the significant unobservable inputs and the ranges of values for those inputs:

	Fair Value at		Principal	Significant	Range of
	December 31,		Valuation	Unobservable	Signficant Input
Instrument	2019	2018	Technique	Inputs	Values
	(Dollars In Thousands)
Impaired loans	$491	$15	Fair value of underlying collateral	Discount applied to the obtained appraisal	10	-	30%

Real estate and other repossessed assets	$25	$107	Fair value of collateral	Discount applied to the obtained appraisal	10	-	30%

The tables below summarize the estimated fair values of financial instruments of the Company, whether or not recognized at fair value on the consolidated statements of condition. The tables are followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

	December 31, 2019
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$24,918	$-	$-	$24,918	$24,918
Federal Home Loan Bank stock	4,683	-	-	4,683	4,683
Federal Reserve Bank stock	2,526	-	-	2,526	2,526
Loans receivable, net	-	-	770,327	770,327	770,635
Accrued interest and dividends receivable	4,577	-	-	4,577	4,577
Mortgage servicing rights	-	-	9,835	9,835	8,739
Financial liabilities:
Non-maturing interest bearing deposits	-	375,894	-	375,894	375,894
Noninterest bearing deposits	200,035	-	-	200,035	200,035
Time certificates of deposit	-	-	233,041	233,041	233,064
Accrued expenses and other liabilities	9,825	-	-	9,825	9,825
Federal Home Loan Bank advances and other borrowings	-	-	88,447	88,447	88,350
Other long-term debt	-	-	24,661	24,661	25,155

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19:	Fair Value of Financial Instruments – continued

	December 31, 2018
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$11,201	$-	$-	$11,201	$11,201
Federal Home Loan Bank stock	5,011	-	-	5,011	5,011
Federal Reserve Bank stock	2,033	-	-	2,033	2,033
Loans receivable, net	-	-	603,361	603,361	608,043
Accrued interest and dividends receivable	3,479	-	-	3,479	3,479
Mortgage servicing rights	-	-	8,670	8,670	7,100
Financial liabilities:
Non-maturing interest bearing deposits	-	321,399	-	321,399	321,399
Noninterest bearing deposits	142,788	-	-	142,788	142,788
Time certificates of deposit	-	-	160,735	160,735	162,424
Accrued expenses and other liabilities	5,388	-	-	5,388	5,388
Federal Home Loan Bank advances and other borrowings	-	-	101,885	101,885	102,222
Other long-term debt	-	-	24,002	24,002	25,155

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20:	Condensed Parent Company Financial Statements

Included below are the condensed financial statements of the Parent Company, Eagle Bancorp Montana, Inc.:

	December 31,
	2019	2018
	(In Thousands)
Assets:
Cash and cash equivalents	$8,916	$1,216
Securities available-for-sale	5,152	10,783
Investment in Eagle Bancorp Statutory Trust I	155	155
Investment in Opportunity Bank of Montana	130,165	105,963
Other assets	2,473	1,813
Total assets	$146,861	$119,930

Liabilities and Shareholders's Equity:
Accounts payable and accrued expenses	$261	$248
Other long-term debt	24,941	24,876
Shareholders' equity	121,659	94,806
Total liabilities and shareholders' equity	$146,861	$119,930

	Years Ended
	December 31,
	2019	2018
	(In Thousands)

Interest income	$273	$292
Interest expense	(1,452)	(1,432)
Noninterest income	(6)	(20)
Noninterest expense	(2,582)	(1,712)
Loss before income taxes	(3,767)	(2,872)
Income tax benefit	(1,065)	(557)
Loss before equity in undistributed earnings of Opportunity Bank of Montana	(2,702)	(2,315)
Equity in undistributed earnings of Opportunity Bank of Montana	13,574	7,297
Net income	$10,872	$4,982

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20:	Condensed Parent Company Financial Statements – continued

	Years Ended
	December 31,
	2019	2018
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$10,872	$4,982
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of Opportunity Bank of Montana	(13,574)	(7,297)
Other adjustments, net	(578)	480
Net cash used in operating activities	(3,280)	(1,835)

Cash Flows from Investing Activities:
Cash contributions from Opportunity Bank of Montana	8,000	11,400
Cash paid for acquisitions, net of cash received	-	(9,895)
Activity in available-for-sale securities:
Sales	5,291	1,465
Maturities, principal payments and calls	620	607
Net cash provided by investing activities	13,911	3,577

Cash Flows from Financing Activities:
Employee Stock Ownership Plan payments and dividends	317	310
Payments to purchase treasury stock	(1,210)	-
Treasury shares reissued for compensation	369	281
Dividends paid	(2,407)	(1,995)
Net cash used in financing activities	(2,931)	(1,404)

Net Increase in Cash and Cash Equivalents	7,700	338

Cash and Cash Equivalents, beginning of period	1,216	878

Cash and Cash Equivalents, end of period	$8,916	$1,216

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21:	Subsequent Events

Effective January 1, 2020, Eagle completed its previously announced merger with WHC and its wholly-owned subsidiary, BW, pursuant to an Agreement and Plan of Merger, dated as of August 8, 2019. At the effective time of the Merger, WHC merged with and into Eagle, with Eagle continuing as the surviving corporation. WB operated one branch in Wolf Point, Montana. Eagle acquired approximately $102,706,000 in assets, $89,234,000 in deposits and $44,586,000 in gross loans based on WHC’s December 31, 2019 financial statements. The fair value of assets acquired and liabilities assumed is still being determined as of January 1, 2020 in regards to this merger.