Form 10-Q
period 2020-03-31
Eagle Bancorp Montana, Inc.
filed 2020-05-11
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock par value $0.01 per share	EBMT	The Nasdaq Stock Market LLC

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	6,818,883 shares outstanding

As of May 11, 2020

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Note Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning and protections of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the current global COVID-19 pandemic;
●	statements regarding the asset quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

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
●

the negative impacts and disruptions resulting from the recent outbreak of the novel coronavirus, or COVID-19, on the economies and communities we serve, which may likely have an adverse impact on our credit portfolio, goodwill, stock price, borrowers and the economy as a whole both globally and domestically;

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2019, any subsequent Reports on Form 10-Q and Form 8-K, and other filings with the SEC. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS:
Cash and due from banks	$11,544	$18,094
Interest bearing deposits in banks	8,229	4,284
Federal funds sold	-	2,540
Total cash and cash equivalents	19,773	24,918

Securities available-for-sale, at fair value	167,904	126,875
Federal Home Loan Bank ("FHLB") stock	5,161	4,683
Federal Reserve Bank ("FRB") stock	2,601	2,526
Mortgage loans held-for-sale, at fair value	25,187	25,612
Loans receivable, net of allowance for loan losses of $9,250 at March 31, 2020 and $8,600 at December 31, 2019	812,784	770,635
Accrued interest and dividends receivable	5,329	4,577
Mortgage servicing rights, net	9,018	8,739
Premises and equipment, net	51,731	40,082
Cash surrender value of life insurance, net	25,898	23,608
Goodwill	20,798	15,836
Core deposit intangible, net	2,832	2,786
Other assets	9,584	3,383

Total assets	$1,158,600	$1,054,260

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	March 31,	December 31,
	2020	2019
LIABILITIES:
Deposit accounts:
Noninterest bearing	$223,723	$200,035
Interest bearing	664,502	608,958
Total deposits	888,225	808,993

Accrued expenses and other liabilities	17,067	9,825
Deferred tax liability, net	58	492
FHLB advances and other borrowings	94,585	88,350
Other long-term debt:
Principal amount	25,155	25,155
Unamortized debt issuance costs	(198)	(214)
Total other long-term debt, net	24,957	24,941

Total liabilities	1,024,892	932,601

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 20,000,000 shares authorized; 7,110,833 and 6,714,983 shares issued; 6,818,883 and 6,423,033 shares outstanding at March 31, 2020 and December 31, 2019, respectively)	71	67
Additional paid-in capital	77,399	68,826
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(269)	(311)
Treasury stock, at cost	(3,643)	(3,643)
Retained earnings	58,670	55,391
Accumulated other comprehensive income, net of tax	1,480	1,329
Total shareholders' equity	133,708	121,659

Total liabilities and shareholders' equity	$1,158,600	$1,054,260

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$11,432	$10,048
Securities available-for-sale	1,027	958
FHLB and FRB dividends	94	95
Other interest income	78	20
Total interest and dividend income	12,631	11,121

INTEREST EXPENSE:
Deposits	1,339	787
FHLB advances and other borrowings	463	594
Other long-term debt	352	365
Total interest expense	2,154	1,746

NET INTEREST INCOME	10,477	9,375

Loan loss provision	670	604

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	9,807	8,771

NONINTEREST INCOME:
Service charges on deposit accounts	316	261
Net gain on sale of loans	5,411	2,599
Mortgage banking, net	1,602	365
Interchange and ATM fees	337	275
Appreciation in cash surrender value of life insurance	160	157
Net loss on sale of available-for-sale securities	-	(55)
Other noninterest income	478	92
Total noninterest income	8,304	3,694

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
NONINTEREST EXPENSE:
Salaries and employee benefits	$7,682	$5,992
Occupancy and equipment expense	1,209	1,034
Data processing	1,250	928
Advertising	249	268
Amortization	164	254
Loan costs	247	135
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	69	60
Postage	98	68
Professional and examination fees	285	305
Acquisition costs	128	1,171
Other noninterest expense	1,467	806
Total noninterest expense	12,848	11,021

INCOME BEFORE PROVISION FOR INCOME TAXES	5,263	1,444

Provision for income taxes	1,336	261

NET INCOME	$3,927	$1,183

BASIC EARNINGS PER SHARE	$0.58	$0.18

DILUTED EARNINGS PER SHARE	$0.57	$0.18

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

NET INCOME	$3,927	$1,183

OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS) BEFORE TAX:
Change in fair value of investment securities available-for-sale	205	1,486
Reclassification for net realized losses on investment securities available-for-sale	-	55
Change in fair value of loans held-for-sale	-	296
Reclassification for net realized gains on loans held-for-sale	-	(309)
Total other items of comprehensive income	205	1,528

Income tax (provision) benefit related to:
Investment securities	(54)	(407)
Loans held-for-sale	-	4
Total income tax provision	(54)	(403)

COMPREHENSIVE INCOME	$4,078	$2,308

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended March 31, 2020 and 2019

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME (LOSS)	TOTAL

Balance at January, 1 2020	$-	$67	$68,826	$(311)	$(3,643)	$55,391	$1,329	$121,659
Net income	-	-	-	-	-	3,927	-	3,927
Other comprehensive income	-	-	-	-	-	-	151	151
Dividends paid ($0.095 per share)	-	-	-	-	-	(648)	-	(648)
Stock issued in connection with Western Holding Company of Wolf Point acquisition	-	4	8,463	-	-	-	-	8,467
Stock compensation expense	-	-	70	-	-	-	-	70
ESOP shares allocated (4,154 shares)	-	-	40	42	-	-	-	82
Balance at March 31, 2020	$-	$71	$77,399	$(269)	$(3,643)	$58,670	$1,480	$133,708

Balance at January, 1 2019	$-	$57	$52,051	$(477)	$(2,640)	$46,926	$(1,111)	$94,806
Net income	-	-	-	-	-	1,183	-	1,183
Other comprehensive income	-	-	-	-	-	-	1,125	1,125
Dividends paid ($0.0925 per share)	-	-	-	-	-	(597)	-	(597)
Stock issued in connection with Big Muddy Bancorp, Inc. acquisition	-	10	16,425	-	-	-	-	16,435
ESOP shares allocated (4,154 shares)	-	-	30	42	-	-	-	72
Treasury stock purchased (42,000 shares at $17.43 average cost per share)	-	-	-	-	(732)	-	-	(732)
Balance at March 31, 2019	$-	$67	$68,506	$(435)	$(3,372)	$47,512	$14	$112,292

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,927	$1,183
Adjustments to reconcile net income to net cash provided by operating activities:
Loan loss provision	670	604
Impairment of servicing rights	153	-
Depreciation	574	417
Net amortization of investment securities premiums and discounts	280	280
Amortization of mortgage servicing rights	511	247
Amortization of right-of-use assets	117	119
Amortization of core deposit intangible and tax credits	164	254
Compensation expense related to restricted stock awards	70	-
ESOP compensation expense for allocated shares	82	72
Deferred income tax benefit	(23)	(589)
Net gain on sale of loans	(5,411)	(2,599)
Originations of loans held-for-sale	(132,225)	(72,293)
Proceeds from sales of loans held-for-sale	138,061	74,122
Net loss on sale of available-for-sale securities	-	55
Net loss on sale of real estate owned and other repossessed assets	-	37
Net gain on sale/disposal of premises and equipment	(4)	-
Net appreciation in cash surrender value of life insurance	(160)	(157)
Net change in:
Accrued interest and dividends receivable	256	(270)
Other assets	(6,042)	353
Accrued expenses and other liabilities	2,688	(552)
Net cash provided by operating activities	3,688	1,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	-	3,900
Maturities, principal payments and calls	4,106	2,919
Purchases	(1,500)	(1,513)
FHLB stock (purchased) redeemed	(263)	468
FRB stock purchased	-	(7)
Net cash received from acquisitions	7,744	6,901
Loan origination and principal collection, net	(371)	(22,583)
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	-	70
Purchases of premises and equipment, net	(11,596)	(1,850)
Net cash used in investing activities	(1,880)	(11,695)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	$(10,040)	$21,728
Net short-term advances (payments) on FHLB and other borrowings	7,910	(11,047)
Long-term advances from FHLB and other borrowings	10,000	18,000
Payments on long-term FHLB and other borrowings	(14,175)	(16,862)
Purchase of treasury stock	-	(732)
Dividends paid	(648)	(597)
Net cash (used in) provided by financing activities	(6,953)	10,490

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,145)	78

CASH AND CASH EQUIVALENTS, beginning of period	24,918	11,201

CASH AND CASH EQUIVALENTS, end of period	$19,773	$11,279

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,172	$1,613
Cash paid during the period for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in fair value of securities available-for-sale	$205	$1,541
Mortgage servicing rights recognized	$943	$465
Right-of-use assets obtained in exchange for lease liabilities	$-	$2,461
Loans transferred to real estate and other assets acquired in foreclosure	$34	$131
Stock issued in connection with acquisitions	$8,467	$16,435

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

In August 2019, Eagle and OBMT, entered into an Agreement and Plan of Merger with Western Holding Company of Wolf Point (“WHC”), a Montana corporation, and WHC’s wholly-owned subsidiary, Western Bank of Wolf Point (“WB”), a Montana chartered commercial bank. The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, WHC would merge with and into Eagle, with Eagle continuing as the surviving corporation. The merger closed on January 1, 2020. WB operated one branch in Wolf Point, Montana.

The Bank currently has 23 full service branches. The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities. The Bank also operates certain branches under the names Dutton State Bank, Farmers State Bank of Denton and The State Bank of Townsend.

Basis of Financial Statement Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K with all of the audited information and footnotes required by U.S. GAAP for complete financial statements for the year ended December 31, 2019, as filed with the SEC on March 11, 2020. In the opinion of management, all normal adjustments and recurring accruals considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

The results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other period. In preparing consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights, the fair value of financial instruments, the valuation of goodwill and deferred tax assets and liabilities.

Principles of Consolidation

The consolidated financial statements include Eagle, the Bank, Eagle Bancorp Statutory Trust I (the “Trust”) and Western Financial Services, Inc. (“WFS”). WFS was acquired through the WHC merger. All significant intercompany transactions and balances have been eliminated in consolidation.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Reclassifications

Certain prior period amounts were reclassified to conform to the presentation for 2020. These reclassifications had no impact on net income or shareholders’ equity.

Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2020 for recognition and/or disclosure.

On March 28, 2020 the State of Montana implemented a Shelter-in-Place order related to the COVID-19 pandemic. This resulted in a substantial reduction is business activity and in some cases the temporary closing of certain businesses. The order was lifted effective April 27, 2020, including the beginning of a phased approach to re-open businesses. The Bank is closely monitoring borrowers and businesses serviced and is providing debt service relief for those that have been affected.

Ongoing impact of COVID-19 on business operations:

■

Loan Accommodations – The bank is offering multiple accommodation options to its clients, including 90-day deferrals, forbearances and interest only payments. As of April 30, 2020, there were 185 loans totaling $69,131,000 deferring payments for 90 days, primarily from the real estate rental, accommodation and food services, and the art, entertainment and recreation industries. Approximately 113 borrowers representing $45,375,000 in loans have been approved for up to 6-months interest only payments. There have been approximately 116 forbearances in process for residential mortgage loans totaling $23,921,000.

■

Payroll Protection Program – On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) providing economic relief for the country, including the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) to fund short-term loans for small businesses. In April 2020, additional funding was approved for the PPP. Eagle began taking loan applications from its small business clients immediately after the program was implemented, and as of April 30, 2020, had received approvals for $43,808,000 in SBA PPP loans, with 471 loans funded for $31,287,000.

■

Liquidity Changes – Subsequent to the end of the quarter and in coordination with the roll out of the PPP, Eagle was approved for short-term funding through the FRB Discount Window. The discount window has not been utilized; however, a new funding facility through the FRB called Payroll Protection Program Loan Funding (“PPPLF”) was made available and the Bank has received approval to collateralize with pools of PPP loans for funding. As of April 30, 2020, the Bank had $24,065,000 in PPPLF borrowings secured by 334 PPP loans at a rate of 0.35%. As the PPP loans are repaid, it is currently anticipated Eagle will repay the FRB borrowings.

NOTE 2. MERGERS AND ACQUISITIONS

Effective January 1, 2019, Eagle completed its merger with BMB. The transaction provided an opportunity to expand market presence and lending activities throughout the state. The acquisition closed after receipt of approvals from regulatory authorities, approval of BMB shareholders and the satisfaction of other closing conditions. The total consideration paid was $16,436,000 and included cash consideration of $1,000 and common stock issued of $16,435,000.

Effective January 1, 2020, Eagle completed its previously announced merger with WHC. At the effective time of the Merger, WHC merged with and into Eagle, with Eagle continuing as the surviving corporation. The acquisition closed after receipt of approvals from regulatory authorities, approval of WHC shareholders and the satisfaction of other closing conditions. The total consideration paid was $14,967,000 and included cash consideration of $6,500,000 and common stock issued of $8,467,000.

These transactions were accounted for under the acquisition method of accounting.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. MERGERS AND ACQUISITIONS – continued

All of the assets acquired and liabilities assumed were recognized at their acquisition-date fair value, while transaction costs and restructuring costs associated with the business combinations were expensed as incurred. Determining the fair value of assets and liabilities is a complicated process involving significant judgement regarding methods and assumptions used to calculate estimated fair values. The excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. The goodwill recorded is not deductible for federal income tax purposes.

The following table summarizes the fair values of the assets acquired and liabilities assumed, consideration paid and the resulting goodwill.

	WHC	BMB
	January 1,	January 1,
	2020	2019
	(In Thousands)
Assets acquired:
Cash and cash equivalents	$14,244	$6,902
Securities available-for-sale	43,710	2,096
Loans receivable	43,424	89,204
Premises and equipment	740	2,246
Cash surrender value of life insurance	2,131	2,862
Other real estate owned	-	223
Core deposit intangible	208	1,988
Other assets	1,874	1,995
Total assets acquired	$106,331	$107,516

Liabilities assumed:
Deposits	$89,272	$92,706
Accrued expenses and other liabilities	4,554	1,960
Other borrowings	2,500	-
Total liabilities assumed	$96,326	$94,666

Net assets acquired	$10,005	$12,850

Consideration paid:
Cash	$6,500	$1
Common stock issued (395,850 shares WHC and 996,041 shares BMB)	8,467	16,435
Total consideration paid	$14,967	$16,436

Goodwill resulting from acquisition	$4,962	$3,586

Goodwill recorded for the WHC acquisition during the three months ended March 31, 2020 was provisionally $4,962,000 due to the timing of the transaction. Amounts may be subject to change due to retrospective measurement period adjustments based on new information. Goodwill recorded for the BMB acquisition during the three months ended March 31, 2019 was $3,586,000. Certain estimates that existed at January 1, 2019 were realized and a final true up of $126,000 was recorded to goodwill during the three months ended December 31, 2019. The final goodwill recorded related to the BMB acquisition was $3,712,000.

WHC investments were written up $425,000 to fair value on the date of acquisition based on market prices obtained from an independent third party. BMB investment fair value adjustments were considered insignificant.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. MERGERS AND ACQUISITIONS – continued

For acquisitions, the fair value analysis of the loan portfolios resulted in a valuation adjustment for each loan based on an amortization schedule of expected cash flow. Individual amortization schedules were used for each loan over a certain amount and those with specifically identified loss exposure. The remainder of the loans were grouped by type and risk rating into loan pools (based on loan type, fixed or variable interest rate, revolving or term payments and risk rating). Yield inputs for the amortization schedules included contractual interest rates, estimated prepayment speeds, liquidity adjustments and market yields. Credit inputs for the amortization schedules included probability of payment default, loss given default rates and individually identified loss exposure.

The total accretable discount on WHC acquired loans was $1,166,000 as of January 1, 2020. During the three months ended March 31, 2020, accretion of the loan discount was $130,000. The remaining accretable loan discount was $1,036,000 as of March 31, 2020.

The total accretable discount on BMB acquired loans was $2,813,000 as of January 1, 2019. During the year ended December 31, 2019, accretion of the loan discount was $1,480,000. During the three months ended March 31, 2020, accretion of the loan discount was $119,000. The remaining accretable loan discount was $1,214,000 as of March 31, 2020.

One impaired loan was acquired through the WHC acquisition with an insignificant balance as of January 1, 2020. Four impaired loans were acquired through the BMB acquisition with a net balance of $556,000 as of January 1, 2019. The balance of the acquired impaired loans as of March 31, 2020 was $134,000.

Fair value adjustments of $590,000 and $276,000 were recorded for WHC and BMB, respectively, related to premises and equipment. The Company used independent third party appraisals in the determination of the fair value of acquired assets.

Core deposit intangible assets of $208,000 were recorded for WHC and are being amortized using an accelerated method over the estimated useful lives of the related deposits of 10 years. Core deposit intangible assets of $1,988,000 were recorded for BMB and are being amortized using an accelerated method over the estimated useful lives of the related deposits of 10 years.

For acquisitions, the core deposit intangible value is a function of the difference between the cost of the acquired core deposits and the alternative cost of funds. These cash flow streams were discounted to present value. The fair value of other deposit accounts acquired were valued by estimating future cash flows to be received or paid from individual or homogenous groups of assets and liabilities and then discounting those cash flows to a present value using rates of return that were available in financial markets for similar financial instruments on or near the acquisition date.

Direct costs related to the acquisitions were expensed as incurred. The Company recorded acquisition costs related to WHC of $128,000 during the three months ended March 31, 2020 and $818,000 during the years ended December 31, 2019. The Company recorded acquisition costs related to BMB of $1,380,000 and $804,000 during the years ended December 31, 2019 and 2018, respectively. Acquisition costs included professional fees and data processing expenses incurred related to the acquisitions.

Operations of WHC have been included in the consolidated financial statements since January 1, 2020. The Company does not consider WHC a separate reporting segment and does not track the amount of revenues and net income attributable to WHC since acquisition. As such, it is impracticable to determine such amounts for the period from January 1, 2020 through March 31, 2020.

Operations of BMB have been included in the consolidated financial statements since January 1, 2019. The Company does not consider BMB a separate reporting segment and does not track the amount of revenues and net income attributable to BMB since acquisition. As such, it is impracticable to determine such amounts for the period from January 1, 2019 through March 31, 2020.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. MERGERS AND ACQUISITIONS – continued

The accompanying consolidated statements of income include the results of operations of WHC since the January 1, 2020 acquisition date. The following table presents unaudited pro forma results of operations for the three months ended March 31, 2019 as if the acquisition had occurred on January 1, 2019. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments and amortization of the core deposit intangible asset. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company purchased and assumed the assets and liabilities of WHC on January 1, 2019. Cost savings are also not reflected in the unaudited pro forma amounts for the three months ended March 31, 2019.

Three Months Ended
March 31, 2019
(Dollars in Thousands, Except Per Share Data)
Pro forma net income(1)
Net interest income after loan loss provision	$9,486
Noninterest income	3,983
Noninterest expense	11,710
Income before provision for income taxes	1,759
Income tax provision	352
Net income	$1,407

Pro forma earnings per share(1)
Basic earnings per share	$0.22
Diluted earnings per share	$0.22

Basic weighted average shares outstanding	6,450,326
Diluted weighted average shares outstanding	6,510,486

(1) Significant assumptions utilized include the acquisition cost noted above and a 20.00% effective tax rate.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 NOTE 3. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	March 31, 2020				December 31, 2019
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(In Thousands)
Available-for-Sale:
U.S. government and agency obligations	$15,257	$610	$-	$15,867	$13,318	$279	$-	$13,597
Municipal obligations	70,685	2,117	(118)	72,684	50,699	1,616	(93)	52,222
Corporate obligations	8,349	24	(304)	8,069	8,356	40	(8)	8,388
Mortgage-backed securities	10,066	95	(33)	10,128	9,460	56	(21)	9,495
Collateralized mortgage obligations	44,040	1,375	(287)	45,128	33,129	297	(92)	33,334
Asset-backed securities	17,499	-	(1,471)	16,028	10,110	-	(271)	9,839
Total	$165,896	$4,221	$(2,213)	$167,904	$125,072	$2,288	$(485)	$126,875

Proceeds from sales of available-for-sale securities and the associated gross realized gains and losses were as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In Thousands)

Proceeds from sale of available-for-sale securities	$-	$3,900

Gross realized gain on sale of available-for-sale securities	$-	$11
Gross realized loss on sale of available-for-sale securities	-	(66)
Net realized loss on sale of available-for-sale securities	$-	$(55)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. INVESTMENT SECURITIES – continued

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2020
	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$11,771	$11,811
Due from one to five years	16,110	15,962
Due from five to ten years	15,575	16,150
Due after ten years	68,334	68,725
	111,790	112,648
Mortgage-backed securities	10,066	10,128
Collateralized mortgage obligations	44,040	45,128
Total	$165,896	$167,904

As of March 31, 2020 and December 31, 2019 securities with a fair value of $28,345,353 and $18,897,000, respectively were pledged to secure public deposits and for other purposes required or permitted by law.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	March 31, 2020
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
Municipal obligations	$9,520	$(118)	$-	$-
Corporate obligations	5,036	(304)	-	-
Mortgage-backed securities and collateralized mortgage obligations	13,815	(291)	2,740	(29)
Asset-backed securities	6,967	(478)	9,061	(993)
Total	$35,338	$(1,191)	$11,801	$(1,022)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. INVESTMENT SECURITIES – continued

	December 31, 2019
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
Municipal obligations	$11,142	$(93)	$-	$-
Corporate obligations	-	-	992	(8)
Mortgage-backed securities and collateralized mortgage obligations	9,868	(35)	7,968	(78)
Asset-backed securities	940	(33)	8,900	(238)
Total	$21,950	$(161)	$17,860	$(324)

Unrealized losses associated with investments are believed to be caused by changing market conditions, primarily spreads related to U.S. treasuries, that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Based on the Company’s evaluation of these securities, no other-than-temporary impairment was recorded for the three months ended March 31, 2020, or 2019. As of March 31, 2020 and December 31, 2019, there were, respectively, 58 and 28 securities in unrealized loss positions that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

As of March 31, 2020, 27 U.S. government and agency securities and municipal obligations had unrealized losses of approximately 1.22% of the fair value associated with these securities. At December 31, 2019, 10 U.S. government and agency securities and municipal obligations had unrealized losses of approximately 0.83% of the fair value associated with these securities. As of March 31, 2020, 6 corporate obligations had unrealized losses of approximately 5.69% of the fair value associated with these securities. At December 31, 2019, 1 corporate obligation had an unrealized loss of approximately 0.80% of the fair value associated with these securities. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

As of March 31, 2020, 15 mortgage-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) had unrealized losses of approximately 1.90% of the fair value associated with these securities. At December 31, 2019, 12 MBSs and CMOs had unrealized losses of approximately 0.63% of the fair value associated with these securities. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

As of March 31, 2020, 10 asset-backed securities (“ABSs”) had unrealized losses of approximately 8.41% of the fair value associated with these securities. At December 31, 2019, 5 ABSs had unrealized losses of approximately 2.68% of the fair value associated with these securities. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE

Loans receivable consisted of the following:

	March 31,	December 31,
	2020	2019
	(In Thousands)
Real estate loans:
Residential 1-4 family	$160,047	$157,898
Commercial real estate	455,620	434,025

Other loans:
Home equity	57,752	56,414
Consumer	19,924	18,882
Commercial	129,876	113,319

Total	823,219	780,538

Deferred loan fees, net	(1,185)	(1,303)
Allowance for loan losses	(9,250)	(8,600)
Total loans, net	$812,784	$770,635

Within the loan categories above, $11,610,000 and $13,602,000 was guaranteed by the United States Department of Agriculture Rural Development at March 31, 2020 and December 31, 2019, respectively. Also within the loan categories above, $8,686,000 and $5,701,000 was guaranteed by the United States Department of Agriculture Farm Service Agency at March 31, 2020 and December 31, 2019, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

Allowance for loan losses activity was as follows:

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, January 1, 2020	$1,301	$4,826	$477	$284	$1,712	$8,600
Charge-offs	-	(18)	-	(8)	(10)	(36)
Recoveries	-	6	-	8	2	16
Provision	-	400	-	70	200	670
Ending balance, March 31, 2020	$1,301	$5,214	$477	$354	$1,904	$9,250

Ending balance, March 31, 2020 allocated to loans individually evaluated for impairment	$-	$-	$-	$-	$74	$74

Ending balance, March 31, 2020 allocated to loans collectively evaluated for impairment	$1,301	$5,214	$477	$354	$1,830	$9,176

Loans receivable:
Ending balance, March 31, 2020	$160,047	$455,620	$57,752	$19,924	$129,876	$823,219

Ending balance, March 31, 2020 of loans individually evaluated for impairment	$1,074	$2,115	$136	$179	$1,489	$4,993

Ending balance, March 31, 2020 of loans collectively evaluated for impairment	$158,973	$453,505	$57,616	$19,745	$128,387	$818,226

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, January, 1 2019	$1,301	$3,593	$477	$190	$1,039	$6,600
Charge-offs	-	(20)	-	(9)	(95)	(124)
Recoveries	-	6	-	6	8	20
Provision	-	344	-	10	250	604
Ending balance, March 31, 2019	$1,301	$3,923	$477	$197	$1,202	$7,100

Ending balance, March 31, 2019 allocated to loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance, March 31, 2019 allocated to loans collectively evaluated for impairment	$1,301	$3,923	$477	$197	$1,202	$7,100

Loans receivable:
Ending balance, March 31, 2019	$144,313	$394,988	$54,637	$19,043	$116,122	$729,103

Ending balance, March 31, 2019 of loans individually evaluated for impairment	$984	$1,239	$433	$129	$1,743	$4,528

Ending balance, March 31, 2019 of loans collectively evaluated for impairment	$143,329	$393,749	$54,204	$18,914	$114,379	$724,575

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

Internal classification of the loan portfolio was as follows:

	March 31, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$121,510	$-	$1,140	$-	$-	$122,650
Residential 1-4 family construction	37,060	-	337	-	-	37,397
Commercial real estate	334,121	185	2,913	-	-	337,219
Commercial construction and development	55,756	94	-	-	-	55,850
Farmland	61,645	83	770	53	-	62,551
Other loans:
Home equity	57,517	99	136	-	-	57,752
Consumer	19,745	-	179	-	-	19,924
Commercial	76,043	958	697	-	-	77,698
Agricultural	50,740	121	881	436	-	52,178
Total	$814,137	$1,540	$7,053	$489	$-	$823,219

	December 31, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$118,116	$-	$1,180	$-	$-	$119,296
Residential 1-4 family construction	38,265	-	337	-	-	38,602
Commercial real estate	328,750	-	2,312	-	-	331,062
Commercial construction and development	52,620	-	50	-	-	52,670
Farmland	49,959	108	168	58	-	50,293
Other loans:
Home equity	56,039	78	297	-	-	56,414
Consumer	18,694	-	188	-	-	18,882
Commercial	71,868	159	707	63	-	72,797
Agricultural	39,347	138	570	467	-	40,522
Total	$773,658	$483	$5,809	$588	$-	$780,538

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

The following tables include information regarding delinquencies within the loan portfolio.

	March 31, 2020
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$1,656	$127	$1,783	$737	$120,130	$122,650
Residential 1-4 family construction	32	99	131	337	36,929	37,397
Commercial real estate	2,863	-	2,863	971	333,385	337,219
Commercial construction and development	70	-	70	-	55,780	55,850
Farmland	371	379	750	1,050	60,751	62,551
Other loans:
Home equity	169	-	169	136	57,447	57,752
Consumer	133	-	133	179	19,612	19,924
Commercial	327	210	537	707	76,454	77,698
Agricultural	228	128	356	782	51,040	52,178
Total	$5,849	$943	$6,792	$4,899	$811,528	$823,219

	December 31, 2019
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$702	$4	$706	$618	$117,972	$119,296
Residential 1-4 family construction	260	-	260	337	38,005	38,602
Commercial real estate	793	-	793	583	329,686	331,062
Commercial construction and development	72	-	72	50	52,548	52,670
Farmland	1,039	-	1,039	476	48,778	50,293
Other loans:
Home equity	420	-	420	98	55,896	56,414
Consumer	128	-	128	156	18,598	18,882
Commercial	484	-	484	824	71,489	72,797
Agricultural	702	1,805	2,507	499	37,516	40,522
Total	$4,600	$1,809	$6,409	$3,641	$770,488	$780,538

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

The following tables include information regarding impaired loans.

	March 31, 2020
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
Real estate loans:
Residential 1-4 family	$737	$793	$-
Residential 1-4 family construction	337	387	-
Commercial real estate	971	1,170	-
Commercial construction and development	94	94	-
Farmland	1,050	1,092	-
Other loans:
Home equity	136	157	-
Consumer	179	195	-
Commercial	707	750	74
Agricultural	782	1,047	-
Total	$4,993	$5,685	$74

	December 31, 2019
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
Real estate loans:
Residential 1-4 family	$618	$657	$-
Residential 1-4 family construction	337	387	-
Commercial real estate	583	766	-
Commercial construction and development	50	225	-
Farmland	476	513	-
Other loans:
Home equity	98	115	-
Consumer	156	169	-
Commercial	824	887	74
Agricultural	499	756	-
Total	$3,641	$4,475	$74

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

	Three Months Ended
	March 31,
	2020	2019
	Average Recorded Investment
	(In Thousands)
Real estate loans:
Residential 1-4 family	$677	$301
Residential 1-4 family construction	337	634
Commercial real estate	777	490
Commercial construction and development	72	7
Farmland	763	346
Other loans:
Home equity	117	462
Consumer	167	128
Commercial	766	563
Agricultural	641	478
Total	$4,317	$3,409

Interest income recognized on impaired loans for the three months ended March 31, 2020 and 2019 is considered insignificant. Interest payments received related to impaired loans were $454,000 and $394,000 for March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020 and December 31, 2019, there were troubled debt restructured (“TDR”) loans of $340,000 and $246,000, respectively.

During the three months ended March 31, 2020, there was one new TDR loan. The recorded investment for the commercial construction and development loan at time of restructure was $94,000. No charge-offs were incurred and the loan is on accrual status.

During the year ended December 31, 2019, there were two new TDR loans. The recorded investments at time of restructure were $76,000 for a commercial loan and $153,000 for a farmland loan. No charge-offs were incurred and the loans are on non-accrual status. The recorded investments were $74,000 and $153,000, respectively at March 31, 2020.

There were no loans modified as TDR’s that defaulted during the three months ended March 31, 2020 where the default occurred within 12 months of restructuring. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of March 31, 2020, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in troubled debt restructures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. MORTGAGE SERVICING RIGHTS

The Company is servicing mortgage loans for the benefit of others which are not included in the consolidated statements of financial condition and have unpaid principal balances of $1,217,718,000 and $1,169,869,000 at March 31, 2020 and December 31, 2019, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $739,000 and $612,000 for the three months ended March 31, 2020 and 2019, respectively. These fees, net of amortization, are included mortgage banking, net which is a component of noninterest income on the consolidated statements of income.

Custodial balances maintained in connection with the foregoing loan servicing, and included in noninterest checking deposits, were $12,708,000 and $8,402,000 at March 31, 2020 and December 31, 2019, respectively.

The following table is a summary of activity in mortgage servicing rights:

	As of or For the
	Three Months Ended
	March 31,
	2020	2019
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$8,739	$7,100
Mortgage servicing rights capitalized	943	465
Amortization of mortgage servicing rights	(511)	(247)
Ending balance	$9,171	$7,318
Valuation allowance:
Beginning balance	-	-
Impairment of servicing rights	(153)	-
Ending balance	(153)	-
Mortgage servicing rights, net	$9,018	$7,318

Impairment of servicing rights is included in other noninterest expense on the consolidated statements of income.

The fair values of these rights were $9,018,000 and $9,835,000 at March 31, 2020 and December 31, 2019, respectively. The fair value of servicing rights was determined at loan level, depending on the interest rate and term of the specific loan, using the following valuation assumptions:

	March 31,			December 31,
	2020			2019
Key assumptions:
Discount rate		12%			12%
Prepayment speed range	128	-	256%	110	-	246%
Weighted average prepayment speed		231%			171%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. DEPOSITS

Deposits are summarized as follows:

	March 31,	December 31,
	2020	2019
	(In Thousands)

Noninterest checking	$223,723	$200,035
Interest bearing checking	133,493	116,397
Savings	146,477	126,991
Money market	155,996	132,506
Time certificates of deposit	228,536	233,064
Total	$888,225	$808,993

Time certificates of deposits include $3,808,000 and $10,180,000 related to fixed rate brokered CDs at March 31, 2020 and December 31, 2019, respectively. In addition, time certificates of deposits include $6,000,000 and $16,000,000 related to fixed rate brokered certificates through the Certificate of Deposit Account Registry Service (“CDARS”) at March 31, 2020 and December 31, 2019, respectively.

NOTE 7. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

	March 31, 2020		December 31, 2019
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)

Senior notes fixed at 5.75%, due 2022	$10,000	$(81)	$10,000	$(92)
Subordinated debentures fixed at 6.75%, due 2025	10,000	(117)	10,000	(122)
Subordinated debentures variable at 3-Month Libor plus 1.42%, due 2035	5,155	-	5,155	-
Total other long-term debt	$25,155	$(198)	$25,155	$(214)

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. OTHER LONG-TERM DEBT – continued

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at 3-Month LIBOR plus 1.42%, making the rate 2.871% and 3.328% as of March 31, 2020 and December 31, 2019, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date.

For the three months ended March 31, 2020 and 2019, interest expense on all other long-term debt was $352,000 and $365,000, respectively.

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

		Unrealized
	Unrealized	Gains (Losses)
	Gains (Losses)	on Investment
	on Loans	Securities
	Held-for-Sale	Available-for-Sale	Total
		(In Thousands)
Balance, January 1, 2020	$-	$1,329	$1,329
Other comprehensive income, before reclassifications and income taxes	-	205	205
Amounts reclassified from accumulated other comprehensive income, before income taxes	-	-	-
Income tax provision	-	(54)	(54)
Total other comprehensive income	-	151	151
Balance, March 31, 2020	$-	$1,480	$1,480

Balance, January 1, 2019	$227	$(1,338)	$(1,111)
Other comprehensive income, before reclassifications and income taxes	296	1,486	1,782
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(309)	55	(254)
Income tax benefit (provision)	4	(407)	(403)
Total other comprehensive (loss) income	(9)	1,134	1,125
Balance, March 31, 2019	$218	$(204)	$14

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. EARNINGS PER SHARE

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in Thousands, Except Per Share Data)

Basic weighted average shares outstanding	6,818,883	6,450,326
Dilutive effect of stock compensation	12,042	60,160
Diluted weighted average shares outstanding	6,830,925	6,510,486

Net income available to common shareholders	$3,927	$1,183

Basic earnings per share	$0.58	$0.18

Diluted earnings per share	$0.57	$0.18

There were no anti-dilutive shares at March 31, 2020 and December 31, 2019.

NOTE 10. DIVIDENDS AND STOCK REPURCHASE PROGRAM

Dividends

For the year ended December 31, 2019, Eagle paid dividends of $0.0925 per share for the quarters ended March 31 and June 30, 2019. Eagle paid dividends of $0.095 per share for the quarters ended September 30 and December 31, 2019. A dividend of $0.095 per share was declared on January 23, 2020 and paid on March 6, 2020 to shareholders of record on February 14, 2020. A dividend of $0.095 per share was declared on April 23, 2020, payable on June 5, 2020 to shareholders of record on May 15, 2020.

Stock Repurchase Program

On July 18, 2019, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased under this plan during the year ended December 31, 2019 or the first quarter of 2020. The plan expires on July 18, 2020.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. DERIVATIVES AND HEDGING ACTIVITIES

The Company enters into commitments to originate and sell mortgage loans. The Bank uses derivatives to hedge the risk of changes in fair values of interest rate lock commitments and mortgage loans held-for-sale. An optimal amount of mortgage loans are sold directly into bulk commitments with investors at the time an interest rate is locked, other loans are sold on an individual best efforts basis at the time an interest rate is locked, and the remaining balance of locked loans are hedged using To-Be-Announced (“TBA”) mortgage-backed securities or bulk mandatory forward loan sale commitments.

Derivatives are accounted for as free-standing or economic derivatives and are measured at fair value. Derivatives are recorded as either other assets or other liabilities on the consolidated statements of condition.

Derivatives are summarized as follows:

	March 31, 2020			December 31, 2019
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$187,583	$4,451	$-	$48,303	$554	$-
Forward TBA mortgage-backed securities	99,000	-	1,796	67,000	-	201
Mandatory forward commitments	71,000	-	1,054	-	-	-

Changes in the fair value of the derivatives are recorded in mortgage banking, net within noninterest income on the consolidated statements of income. A net gain of $1,247,000 was recorded for the three months ended March 31, 2020. The Company did not record the aforementioned derivatives related to mortgage banking during the quarter ended March 31, 2019 as they were not considered significant.

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

Derivative Instruments – The fair value of the interest rate lock commitments, forward TBA mortgage-backed securities and mandatory forward commitments are estimated using quoted or published market prices for similar instruments and adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. Interest rate lock commitments are considered Level 3 inputs and forward TBA mortgage-backed securities and mandatory forward commitments are considered Level 2 inputs.

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

Mortgage Servicing Rights – The fair value of mortgage servicing rights are estimated using net present value of expected cash flows based on a third party model that incorporates industry assumptions and is adjusted for factors such as prepayments speeds and are considered level 3 inputs.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	March 31, 2020
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency	$-	$15,867	$-	$15,867
Municipal obligations	-	72,684	-	72,684
Corporate obligations	-	8,069	-	8,069
Mortgage-backed securities	-	10,128	-	10,128
Collateralized mortgage obligations	-	45,128	-	45,128
Asset-backed securities	-	16,028	-	16,028
Loans held-for-sale	-	25,187	-	25,187
Interest rate lock commitments	-	-	4,451	4,451
Financial liabilities:
Forward TBA mortgage-backed securities	-	1,796	-	1,796
Mandatory forward commitments	-	1,054	-	1,054

	December 31, 2019
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency	$-	$13,597	$-	$13,597
Municipal obligations	-	52,222	-	52,222
Corporate obligations	-	8,388	-	8,388
Mortgage-backed securities	-	9,495	-	9,495
Collateralized mortgage obligations	-	33,334	-	33,334
Asset-backed securities	-	9,839	-	9,839
Loans held-for-sale	-	25,612	-	25,612
Interest rate lock commitments	-	-	554	554
Financial liabilities:
Forward TBA mortgage-backed securities	-	201	-	201
Mandatory forward commitments	-	-	-	-

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

The following table summarizes financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

	March 31, 2020
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$59	$59
Real estate and other repossessed assets	-	-	-	-
Mortgage servicing rights	-	-	9,018	9,018

	December 31, 2019
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$491	$491
Real estate and other repossessed assets	-	-	25	25
Mortgage servicing rights	-	-	-	-

The following table represents the Banks’s Level 3 financial assets and liabilities, the valuation techniques used to measure the fair value of those financial assets and liabilities, and the significant unobservable inputs and the ranges of values for those inputs.

	Principal	Significant	Range of
	Valuation	Unobservable	Signficant Input
Instrument	Technique	Inputs	Values

Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	10	-	30%
Real estate and other repossessed assets	Fair value of collateral	Discount applied to the obtained appraisal	10	-	30%
Mortgage servicing rights	Discounted cash flows	Discount rate Prepayment speeds	10 100	- -	15% 300%
Interest rate lock commitments	Internal pricing model	Pull-through expectations	80	-	90%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis.

Interest
Rate Lock
Commitments
(In Thousands)
Balance, January 1, 2020	$554
Purchases and issuances	5,797
Sales and settlements	(1,900)
Balance, March 31, 2020	$4,451

Net change in unrealized gains relating to items held at end of period	$3,897

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

The tables below summarize the estimated fair values of financial instruments of the Company, whether or not recognized at fair value on the consolidated statements of condition. The tables are followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

	March 31, 2020
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$19,773	$-	$-	$19,773	$19,773
FHLB stock	5,161	-	-	5,161	5,161
FRB stock	2,601	-	-	2,601	2,601
Loans receivable, net	-	-	814,328	814,328	812,784
Accrued interest and dividends receivable	5,329	-	-	5,329	5,329
Mortgage servicing rights	-	-	9,018	9,018	9,018
Financial liabilities:
Non-maturing interest bearing deposits	-	435,966	-	435,966	435,966
Noninterest bearing deposits	223,723	-	-	223,723	223,723
Time certificates of deposit	-	-	230,227	230,227	228,536
Accrued expenses and other liabilities	14,217	-	-	14,217	14,217
FHLB advances and other borrowings	-	-	95,143	95,143	94,585
Other long-term debt	-	-	25,390	25,390	25,155

	December 31, 2019
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$24,918	$-	$-	$24,918	$24,918
FHLB stock	4,683	-	-	4,683	4,683
FRB stock	2,526	-	-	2,526	2,526
Loans receivable, net	-	-	770,327	770,327	770,635
Accrued interest and dividends receivable	4,577	-	-	4,577	4,577
Mortgage servicing rights	-	-	9,835	9,835	8,739
Financial liabilities:
Non-maturing interest bearing deposits	-	375,894	-	375,894	375,894
Noninterest bearing deposits	200,035	-	-	200,035	200,035
Time certificates of deposit	-	-	233,041	233,041	233,064
Accrued expenses and other liabilities	9,624	-	-	9,624	9,624
FHLB advances and other borrowings	-	-	88,447	88,447	88,350
Other long-term debt	-	-	24,661	24,661	25,155

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) intended to improve financial reporting regarding leasing transactions. The new standard affects all companies and organizations that lease assets. The standard requires organizations to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases if the lease terms are more than 12 months. The guidance also requires qualitative and quantitative disclosures providing additional information about the amounts recorded in the financial statements. The amendments in this update were effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and was adopted by the Company in the first quarter of 2019. The adoption of the standard did not have a significant impact on our consolidated financial statements. The Company’s operating leases primarily relate to branch locations. We currently lease six locations that are full-service branches and one mortgage lending branch. The leases expire on various dates through 2028. As a result of adopting the lease standard on January 1, 2019, the Company recorded right-of-use assets of $2,374,000 and corresponding lease liabilities. The right-of-use assets are included in premises and equipment, net and the lease liabilities are included in accrued expenses and other liabilities on the consolidated statement of financial condition.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) to shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. Currently, entities generally amortize the premium as a yield adjustment over the contractual life of the security. The guidance does not change the accounting for callable debt securities held at a discount. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of this standard in the first quarter of 2019 did not have a significant impact on our consolidated financial statements, as we typically do not invest in these types of securities.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) to remove disclosure requirements that no longer are considered cost beneficial, modify/clarify specific requirements of certain disclosures and add disclosure requirements identified as relevant. The amendment became effective for the Company on January 1, 2020 and did not have a significant impact on the consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) to amend and simplify current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. The guidance is effective for the Company on January 1, 2023 and adoption of the standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) to an alternative reference rate such as Secured Overnight Financing Rate (“SOFR”). The guidance was effective upon issuance and generally can be applied through December 31, 2022. The Bank is currently evaluating this guidance to determine the date of adoption and the potential impact.

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee changed the federal funds target rate from 2.50% to 1.75% during the year ended December 31, 2019. The rate decreased from 1.75% to 0.25% during the three months ended March 31, 2020. The rate reductions add continued pressure on loan yields.

Recent Events

COVID-19

The first quarter performance was strong, however, the Company has begun to see the impact of the COVID-19 pandemic and its consequences on our Montana communities. On March 28, 2020 the State of Montana implemented a Shelter-in-Place order, resulting in the closing of businesses or a substantial reduction in business activity. Recently, Montana’s governor lifted the order effective April 27, 2020, including the beginning of a phased approach to re-open businesses. The Bank is closely monitoring borrowers and businesses serviced and is providing debt service relief for those that have been impacted.

Restaurants, lodging, schools, childcare, health care, ranchers, farmers and entertainment industries, among others, have seen a dramatic change in revenues for their business.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Events – continued

COVID-19 – continued

The bank is offering multiple accommodation options to its clients, including 90-day deferrals, forbearances and interest only payments. As of April 30, 2020, there were 185 loans totaling $69.13 million deferring payments for 90 days, primarily from the real estate rental, accommodation and food services, and the art, entertainment and recreation industries. Approximately 113 borrowers representing $45.38 million in loans have been approved for up to 6-months interest only payments. There have been approximately 116 forbearances in process for residential mortgage loans totaling $23.92 million. Our interest income in future periods could be reduced as a result of such measures. In addition, it is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged. Utilization of borrowing lines at approximately 85% remained constant at the end of the quarter compared to the previous quarter. The Paycheck Protection Program is expected to provide some temporary relief to small business customers of Eagle but the extent of the impact the pandemic will have on businesses’ ability to sustain operations is unclear at this point. Eagle will continue to closely monitor each of its loans for risk.

Our fee income could be reduced due to COVID-19. In keeping with guidance from regulators, we are actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, early withdrawal fees, ATM fees, account maintenance fees, etc. These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis. At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact is likely to impact our fee income in future periods.

On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) providing economic relief for the country, including the $349 billion Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) to fund short-term loans for small businesses. In April 2020, additional funding was approved for the PPP. Eagle began taking loan applications from its small business clients immediately after the program was implemented, and as of April 30, 2020, had received approvals for $43.81 million in SBA PPP loans, with 471 loans funded for $31.29 million.

As of March 31, 2020, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses. We rely on cash on hand as well as dividends from our subsidiary bank to service our debt. If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

Currently, we do not expect COVID-19 to affect our ability to account timely for the assets on our balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

As of March 31, 2020, our goodwill was not impaired. COVID-19 could cause a further and sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At March 31, 2020 we had goodwill of $20.80 million.

While all industries have and will continue to experience adverse impacts as a result of COVID-19 virus, we had exposures (on balance sheet loans and commitments to lend) in the following industry categories considered to be “at-risk” of significant impact as of March 31, 2020: storage units - $12.37 million, educational services - $2.28 million, healthcare and social assistance - $27.39 million, nursing homes - $6.10 million, casinos - $9.59 million, hotels/accommodations - $36.25 million and bars and restaurants - $17.11 million.

The Company is committed to assisting our customers and communities in this time of need. Most branch locations have converted to drive-thru only in order to ensure the health and safety of our customers and team members. The branches with lobbies open will be retrofitted with sneeze guard protective screens and our branches have been supplied with gloves and disinfectant materials for lobby, drive through and ATM equipment. All of our facilities are being deep cleaned daily. Accommodations have also been made for employees to work from home as needed. We continue to support the communities we serve as demonstrated by donations to local food banks.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Events – continued

Acquisitions

The Bank has used growth through mergers or acquisition in addition to its strategy of organic growth. In September 2017, the Company entered into an Agreement and Plan of Merger with TwinCo, Inc. (“TwinCo”), a Montana corporation, and TwinCo’s wholly-owned subsidiary, Ruby Valley Bank, a Montana chartered commercial bank. Ruby Valley Bank operated two branches in Madison County, Montana. The transaction provided an opportunity to expand market presence and lending activities, particularly in agricultural lending. On January 31, 2018, TwinCo merged with and into Eagle, with Eagle continuing as the surviving corporation. The total consideration paid was $18.93 million and included cash consideration of $9.90 million and common stock issued of $9.03 million.

In August 2018, the Company entered into an Agreement and Plan of Merger with Big Muddy Bancorp, Inc. (“BMB”), a Montana corporation, and BMB’s wholly-owned subsidiary, The State Bank of Townsend, a Montana chartered commercial bank (“SBOT”). SBOT operated four branches in Townsend, Dutton, Denton and Choteau, Montana. The transaction provided an opportunity to expand market presence and lending activities, throughout the state. On January 1, 2019, BMB merged with and into Eagle, with Eagle continuing as the surviving corporation. The total consideration paid was $16.44 million and it was primarily related to common stock issued.

On August 8, 2019, Eagle and OBMT, entered into an Agreement and Plan of Merger with Western Holding Company of Wolf Point (“WHC”), a Montana corporation, and WHC’s wholly-owned subsidiary, Western Bank of Wolf Point (“WB”), a Montana chartered commercial bank. The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, WHC would merge with and into Eagle, with Eagle continuing as the surviving corporation. The deal closed on January 1, 2020 after receipt of approvals from regulatory authorities, approval of WHC shareholders and the satisfaction of other closing conditions. In the transaction, Eagle acquired one retail bank branch in Wolf Point, Montana. The total consideration paid was $14.97 million and included cash consideration of $6.50 million and common stock issued of $8.47 million.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between March 31, 2020 and December 31, 2019.

Total assets were $1.16 billion at March 31, 2020, an increase of $104.34 million, or 9.9% from $1.05 billion at December 31, 2019. The increase was largely due to the change in securities available-for sale and loans receivable which were impacted by the acquisition of WHC. Securities available-for-sale increased by $41.02 million from December 31, 2019. Loans receivable increased by $42.14 million from December 31, 2019. Total liabilities were $1.02 billion at March 31, 2020, an increase of $92.29 million, or 9.9%, from $932.60 million at December 31, 2019. The increase was mainly due to an increase in deposits which was impacted by the WHC acquisition. Total deposits increased by $79.24 million from December 31, 2019. Total shareholders’ equity increased by $12.05 million from December 31, 2019.

Balance Sheet Details

Investment Activities

The following table summarizes investment activities:

	March 31,		December 31,
	2020		2019
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency	$15,867	9.45%	$13,597	10.72%
Municipal obligations	72,684	43.29%	52,222	41.17%
Corporate obligations	8,069	4.81%	8,388	6.61%
Mortgage-backed securities	10,128	6.03%	9,495	7.48%
Collateralized mortgage obligations	45,128	26.87%	33,334	26.27%
Asset-backed securities	16,028	9.55%	9,839	7.75%
Total securities available-for-sale	$167,904	100.00%	$126,875	100.00%

Securities available-for-sale were $167.90 million at March 31, 2020, an increase of $41.02 million, or 32.3%, from $126.88 million at December 31, 2019. Securities available-for-sale increased during the period mainly related to the WHC acquisition.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	March 31,		December 31,
	2020		2019
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential 1-4 family (1)	$122,650	14.90%	$119,296	15.28%
Residential 1-4 family construction	37,397	4.54%	38,602	4.95%
Total residential 1-4 family	160,047	19.44%	157,898	20.23%

Commercial real estate	337,219	40.96%	331,062	42.41%
Commercial construction and development	55,850	6.78%	52,670	6.75%
Farmland	62,551	7.60%	50,293	6.44%
Total commercial real estate	455,620	55.34%	434,025	55.60%

Total real estate loans	615,667	74.78%	591,923	75.83%

Other loans:
Home equity	57,752	7.02%	56,414	7.23%
Consumer	19,924	2.42%	18,882	2.42%

Commercial	77,698	9.44%	72,797	9.33%
Agricultural	52,178	6.34%	40,522	5.19%
Total commercial loans	129,876	15.78%	113,319	14.52%

Total other loans	207,552	25.22%	188,615	24.17%

Total loans	823,219	100.00%	780,538	100.00%

Deferred loan fees	(1,185)		(1,303)
Allowance for loan losses	(9,250)		(8,600)
Total loans, net	$812,784		$770,635

(1)	Excludes loans held-for-sale.

Loans receivable, net increased $42.14 million, or 5.5%, to $812.78 million at March 31, 2020 from $770.64 million at December 31, 2019 primarily due to the WHC acquisition. The WHC acquisition included $43.42 million of acquired loans. Excluding acquired loans, loans receivable decreased by $1.28 million. Including acquired loans, total commercial real estate loans increased $21.59 million, total commercial loans increased $16.56 million, total residential loans increased $2.15 million, home equity loans increased $1.34 million and consumer loans increased $1.04 million.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities– continued

Total loan originations were $201.01 million for the three months ended March 31, 2020. Total residential 1-4 family originations were $142.13 million, which includes $132.23 million of loans held-for-sale originations. Total commercial real estate originations were $28.96 million. Total commercial and home equity loan originations totaled $21.33 million and $5.82 million, respectively, for the same period. Consumer loan originations totaled $2.77 million. Loans held-for-sale decreased by $425,000, to $25.19 million at March 31, 2020 from $25.61 million at December 31, 2019.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. Subsequent write-downs are recorded as a charge to operations. However, in light of the COVID-19 pandemic, the Bank has temporarily modified these procedures by temporarily halting foreclosures in accordance with the decree of Montana’s Governor. As of March 31, 2020 and December 31, 2019, the Bank had $60,000 and $26,000, respectively, of real estate owned and other repossessed property.

The State of Montana placed a freeze on foreclosures on March 28, 2020. Subsequently it released the freeze effective May 24, 2020 with the exception of continued protection for those individuals deemed vulnerable to the coronavirus. The Bank has had minimal impact due to foreclosures affected by this freeze.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities– continued

The following table sets forth information regarding nonperforming assets:

	March 31,	December 31,
	2020	2019
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential 1-4 family	$737	$618
Residential 1-4 family construction	337	337
Commercial real estate	971	583
Commercial construction and development	-	50
Farmland	897	323
Other loans:
Home equity	117	78
Consumer	179	156
Commercial	633	750
Agricultural	782	499
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	127	4
Residential 1-4 family construction	99	-
Farmland	379	-
Other loans:
Commercial	210	-
Agricultural	128	1,805
Restructured loans:
Real estate loans:
Commercial construction and development	94	-
Farmland	153	153
Other loans:
Home equity	19	20
Commercial	74	74
Total nonperforming loans	5,936	5,450
Real estate owned and other repossessed property, net	60	26
Total nonperforming assets	$5,996	$5,476

Total nonperforming loans to total loans	0.72%	0.70%
Total nonperforming loans to total assets	0.51%	0.52%
Total allowance for loan loss to nonperforming loans	155.83%	157.80%
Total nonperforming assets to total assets	0.52%	0.52%

Non-accrual loans as of March 31, 2020 and December 31, 2019 include $1.61 million and $1.05 million, respectively of acquired loans.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	March 31,		December 31,
	2020		2019
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$223,723	25.19%	$200,035	24.72%
Interest bearing checking	133,493	15.03%	116,397	14.39%
Savings	146,477	16.49%	126,991	15.70%
Money market	155,996	17.56%	132,506	16.38%
Total	659,689	74.27%	575,929	71.19%
Certificates of deposit accounts:
IRA certificates	26,956	3.03%	25,240	3.12%
Brokered certificates	3,808	0.43%	10,180	1.26%
Other certificates	197,772	22.27%	197,644	24.43%
Total certificates of deposit	228,536	25.73%	233,064	28.81%
Total deposits	$888,225	100.00%	$808,993	100.00%

Deposits increased by $79.24 million, or 9.8%, to $888.23 million at March 31, 2020 from $808.99 million at December 31, 2019. The increase was due to increased deposits as a result of the WHC acquisition. Excluding acquired deposits, total deposits decreased by $10.04 million. Including acquired deposits, noninterest checking increased by $23.69 million, money market increased by $23.49 million, savings increased by $19.49 million and interest bearing checking increased by $17.10 million. Certificates of deposit decreased by $4.53 million. The decrease in time certificates of deposit was impacted by a decrease of $6.37 million in fixed rate brokered CDs.

The following table summarizes borrowing activity:

	March 31,		December 31,
	2020		2019
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings	$94,585	79.12%	$88,350	77.99%
Other long-term debt:
Senior notes fixed at 5.75%, due 2022	9,919	8.30%	9,908	8.74%
Subordinated debentures fixed at 6.75%, due 2025	9,883	8.27%	9,878	8.72%
Subordinated debentures variable, due 2035	5,155	4.31%	5,155	4.55%
Total other long-term debt	24,957	20.88%	24,941	22.01%
Total borrowings	119,542	100.00%	113,291	100.00%

FHLB advances and other borrowings increased by $6.24 million, or 7.1%, to $94.59 million at March 31, 2020 from $88.35 million at December 31, 2019. This increase was partially due to $2.50 million assumed in the acquisition of WHC.

Shareholders’ Equity

Total shareholders’ equity increased $12.05 million, or 9.9%, to $133.71 million at March 31, 2020 from $121.66 million at December 31, 2019. This was primarily the result of stock issued in connection with the WHC acquisition of $8.47 million and net income of $3.93 million. These increases were slightly offset by dividends paid of $648,000.

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

	For the Three Months Ended March 31,
	2020			2019
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$171,263	$1,027	2.41%	$140,801	$958	2.76%
FHLB and FRB stock	7,371	94	5.12%	7,122	95	5.41%
Loans receivable(1)	840,427	11,432	5.46%	726,657	10,048	5.61%
Other earning assets	19,973		1.57%	4,092	20	1.98%
Total interest earning assets	1,039,034	12,631	4.88%	878,672	11,121	5.13%
Noninterest earning assets	114,701			88,156
Total assets	$1,153,735			966,828

Liabilities and equity:
Interest bearing liabilities:
Deposit accounts:
Checking	$133,829	$18	0.05%	$117,568	$11	0.04%
Savings	139,302	46	0.13%	118,550	16	0.05%
Money market	151,392	176	0.47%	121,860	95	0.32%
Certificates of deposit	254,512	1,099	1.73%	195,667	665	1.38%
Advances from FHLB and other borrowings including long-term debt	112,758		2.90%	125,506	959	3.10%
Total interest bearing liabilities	791,793	2,154	1.09%	679,151	1,746	1.04%
Noninterest checking	213,753			171,175
Other noninterest bearing liabilities	15,837			8,380
Total liabilities	1,021,383			858,706

Total equity	132,352			108,122

Total liabilities and equity	$1,153,735			966,828
Net interest income/interest rate spread(2)		10,477	3.79%		$9,375	4.09%

Net interest margin(3)			4.04%			4.33%
Total interest earning assets to interest bearing liabilities			131.23%			129.38%

(1)	Includes loans held-for-sale.
(2)	Interest rate spread represents the difference between the average yield on interest earning assets and the average rate on interest bearing liabilities.
(3)	Net interest margin represents income before the provision for loan losses divided by average interest earning assets.
(4)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.

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

	For the Three Months Ended March 31,
	2020			2019
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$207	$(138)	$69	$(69)	$38	$(31)
FHLB and FRB stock	3	(4)	(1)	15	1	16
Loans receivable(1)	1,573	(189)	1,384	1,843	1,333	3,176
Other earning assets	78	(20)	58	(5)	8	3
Total interest earning assets	1,861	(351)	1,510	1,784	1,380	3,164

Interest bearing liabilities:
Checking, savings and money market accounts	27	91	118	12	39	51
Certificates of deposit	200	234	434	73	237	310
Advances from FHLB and other borrowings including long-term debt	(97)	(47)	(144)	105	170	275
Total interest bearing liabilities	130	278	408	190	446	636

Change in net interest income	$1,731	$(629)	$1,102	$1,594	$934	$2,528

(1)	Includes loans held-for-sale.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Net Income. Eagle’s net income for the three months ended March 31, 2020 was $3.93 million compared to $1.18 million for the three months ended March 31, 2019. The increase of $2.75 million was due to an increase in net interest income after loan loss provision of $1.04 million and an increase in noninterest income of $4.61 million, offset by an increase in noninterest expense of $1.83 million and an increase in provision for income taxes of $1.08 million. Basic earnings per share was $0.58 and diluted earnings per share was $0.57 for the current period. Basic and diluted earnings per share were both $0.18 for the prior year comparable period.

Net Interest Income. Net interest income increased to $10.48 million for the three months ended March 31, 2020, from $9.38 million for the same quarter in the prior year. This increase of $1.10 million, or 11.7%, was the result of an increase in interest and dividend income of $1.51 million, partially offset by an increase in interest expense of $408,000.

Interest and Dividend Income. Interest and dividend income was $12.63 million for the three months ended March 31, 2020, compared to $11.12 million for the three months ended March 31, 2019, an increase of $1.51 million, or 13.6%. Interest and fees on loans increased to $11.43 million for the three months ended March 31, 2020 from $10.05 million for the three months ended March 31, 2019. This increase of $1.38 million, or 13.7%, was due to an increase in the average balance of loans partially offset by a decrease in the average yield of loans for the quarter ended March 31, 2020. Average balances for loans receivable, including loans held-for-sale, for the three months ended March 31, 2020 were $840.43 million, compared to $726.66 million for the prior year period. This represents an increase of $113.77 million, or 15.7% and was impacted by the WHC acquisition. The average interest rate earned on loans receivable decreased by 15 basis points, from 5.61% to 5.46%. Interest accretion on purchased loans was $558,000 for the three months ended March 31, 2020 which resulted in a 22 basis point increase in net interest margin compared to $520,000 for the three months ended March 31, 2019 which resulted in a 24 basis point increase in net interest margin. Interest and dividends on investment securities available-for-sale increased by $69,000, or 7.2% period over period. Average balances for investments increased to $171.26 million for the three months ended March 31, 2020, from $140.80 million for the three months ended March 31, 2019. Average interest rates earned on investments decreased to 2.41% for the three months ended March 31, 2020 from 2.76% for the three months ended March 31, 2019.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2020 and 2019 – continued

Interest Expense. Total interest expense was $2.15 million for the three months ended March 31, 2020 compared to $1.75 million for the three months ended March 31, 2019. The increase of $408,000 or 23.4% was due to an increase in interest expense on deposits, partially offset by a decrease in total borrowings. The average balance for total deposits was $892.79 million for three months ended March 31, 2020 compared to $724.82 million for the three months ended March 31, 2019. This increase was impacted by the WHC acquisition. The overall average rate on total deposits was 0.60% for the three months ended March 31, 2020 compared to 0.44% for the three months ended March 31, 2019. The average balance for total borrowings decreased from $125.51 million for the three months ended March 31, 2019 to $112.76 million for the three months ended March 31, 2020. The average rate paid on total borrowings also decreased from 3.10% for the three months ended March 31, 2019, to 2.90% for the three months ended March 31, 2020.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending we conduct and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. Using this methodology, the Bank recorded $450,000 in loan loss provisions for the three months ended March 31, 2020. Additionally, management considered the potential impact of COVID-19. Due to the Stay-at -Home Order and the closing of many businesses and resulting decline in business cash-flows, an increase in the related economic factors was included in the allowance for loan losses analysis and the loan loss reserves was increased by approximately $220,000. Therefore, the total loan loss provision for the three months ended March 31, 2020 was $670,000, Loan loss provisions were $604,000 for the three months ended March 31, 2019. Management believes the level of total allowances is adequate to cover estimated losses inherent in the portfolio. However, if the economic forecast worsens relative to the assumptions we utilized in March our allowance for credit losses will increase accordingly in future periods. Total nonperforming loans, including restructured loans, net, was $5.94 million at March 31, 2020 compared to $5.45 million at December 31, 2019. The Bank had $60,000 in other real estate owned and other repossessed assets at March 31, 2020 compared to $26,000 at December 31, 2019.

Noninterest Income. Total noninterest income was $8.30 million for the three months ended March 31, 2020, compared to $3.69 million for the three months ended March 31, 2019. The increase of $4.61 million is largely due to an increase in net gain on sale of loans which increased to $5.41 million for the three months ended March 31, 2020 from $2.60 million for the three months ended March 31, 2019. This increase was impacted by increased mortgage originations and higher margins on mortgage loans sold. During the three months ended March 31, 2020, $132.12 million residential mortgage loans were sold compared to $72.32 million in the same period in the prior year. In addition, gross margin on sale of mortgage loans for the three months ended March 31, 2020 was 4.10% compared to 3.59% for the three months ended March 31, 2019.

Noninterest Expense. Noninterest expense was $12.85 million for the three months ended March 31, 2020 compared to $11.02 million for the three months ended March 31, 2019. The increase of $1.83 million or 16.6% is largely due to increased salaries and employee benefits expense of $1.69 million. The increase in salaries expense is due in part to higher commission-based compensation related to mortgage loan growth and additional staff related to compliance with mortgage rules. Mortgage commission-based compensation was $2.25 million for the three months ended March 31, 2020 compared to $721,000 for the three months ended March 31, 2019. Salaries and employee benefits expense was also impacted by the addition of staff related to the WHC acquisition. Acquisition costs were $128,000 for three months ended March 31, 2020 compared to $1.17 million for the three months ended March 31, 2019.

To accommodate the immediate need for personnel to work from home, Eagle purchased additional laptop computers and docking stations. There were also extra supplies and equipment needed to provide each location with a clean, disinfected and safer work environment. Most of these unusual expenses will be incurred in the second quarter ending June 30, 2020 and will impact noninterest expense. These costs are estimated to be $100,000.

Provision for Income Taxes. Provision for income taxes was $1.34 million for the three months ended March 31, 2020, compared to $261,000 for the three months ended March 31, 2019 due to increased income before provision for income taxes. The effective tax rate for the three months ended March 31, 2020 was 25.4% compared to 18.1% for the three months ended March 31, 2019.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity

The Bank is required to maintain minimum levels of liquid assets as defined by the Montana Division of Banking and FRB regulations. The liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of March 31, 2020 and December 31, 2019.

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

Through the end of the first quarter ended March 31, 2020, the liquidity level remained relatively consistent with the prior quarters. However, subsequent to the end of the quarter, and in coordination with the roll out of the PPP, Eagle was approved for short-term funding through the FRB Discount Window. The discount window has not been utilized; however, a new funding facility through the FRB called Payroll Protection Program Loan Funding (“PPPLF”) was made available and the Bank has received approval to collateralize with pools of PPP loans for funding. As of April 30, 2020, the Bank had $24.06 million in PPPLF borrowings secured by 334 PPP loans at a rate of 0.35%. As the PPP loans are repaid, it is currently anticipated Eagle will repay Federal Reserve borrowings.

Capital Resources

As of March 31, 2020, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 17.5% compared to an increase of 10.6% at December 31, 2019. The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

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

The Banks’s Tier I leverage ratio, as measured under State of Montana and FRB rules, increased slightly from 11.08% as of December 31, 2019 to 11.88% as of March 31, 2020. The Bank’s capital position helps to mitigate its interest rate risk exposure.

As of March 31, 2020, the Bank’s regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed “well capitalized” pursuant to State of Montana and FRB rules. As of March 31, 2020, the Bank’s total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios were 15.45%, 14.39%, 14.39% and 11.88%, respectively, compared to regulatory requirements of 10.50%, 8.50%, 7.00% and 4.00%, respectively. All of these ratios with the exception of the Tier 1 leverage ratio include the capital conservation buffer of 2.50%, which was fully phased-in on January 1, 2019.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - continued

	March 31, 2020
	(Unaudited)
	Dollar	% of
	Amount	Assets
	(Dollars in Thousands)
Total risk-based capital to risk weighted assets:
Actual capital level	$133,966	15.45%
Minimum required for capital adequacy Basel III fully phased-in	91,019	10.50%
Excess capital	$42,947	4.95%

Tier I capital to risk weighted assets:
Actual capital level	$124,716	14.39%
Minimum required for capital adequacy Basel III fully phased-in	73,682	8.50%
Excess capital	$51,034	5.89%

Common equity tier I capital to risk weighted assets:
Actual capital level	$124,716	14.39%
Minimum required for capital adequacy Basel III fully phased-in	60,680	7.00%
Excess capital	$64,036	7.39%

Tier I capital to adjusted total average assets:
Actual capital level	$124,716	11.88%
Minimum required for capital adequacy Basel III fully phased-in	41,991	4.00%
Excess capital	$82,725	7.88%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impact of Inflation and Changing Prices

Our consolidated financial statements and the accompanying notes, which are found in Part I, Item 1, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. Interest rates have a greater impact on our performance than do the general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

The following table includes the Bank’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of March 31, 2020		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	0.50%	4.40%	-15.00%
-100	-1.20%	-1.50%	-10.00%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item has been omitted based on Eagle’s status as a smaller reporting company.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of March 31, 2020, our disclosure controls and procedures were not effective as of such date due to ongoing remediation of a material weakness in internal control over financial reporting as of December 31, 2019 as described below.

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

Management has implemented and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated so that these controls are designed, implemented and operating effectively. The remediation actions include: (i) restricting user access of individuals able to make manual journal entries, (ii) ensuring the completeness of manual journal entries included in the review through a review of a system generated file maintenance report over manual journal entries, (iii) ensuring accurate and appropriate documentation is retained to support the journal entry. We believe that these actions will remediate the material weakness. The weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The remediation of this material weakness is still in process.

Except as noted above, during the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors.

Other than as set forth below, there have not been any material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment, negatively impacted consumer and business spending, and disrupted trade and supply chains. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

The outbreak has adversely impacted and is likely to further adversely impact our workforce and operations and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited to:

●

credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hospitality, farming, ranching, retail and restaurant industries, but across other industries as well;

●	declines in collateral values;

●

in an effort to support our communities during the pandemic, we are participating in the PPP under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit;

●

in response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers;

●	third party disruptions, including outages at network providers and other suppliers;

●	increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity; and

●	operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Part II - OTHER INFORMATION - continued

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided.

The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, and developing work from home and social distancing plans for our employees), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.

The extent to which the coronavirus outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On July 18, 2019, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased under this plan during the year ended December 31, 2019 or the first quarter of 2020. The plan expires on July 18, 2020.

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

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information.

None.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Part II - OTHER INFORMATION - continued

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Eagle Bancorp Montana, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on February 23, 2010).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q filed on May 9, 2019).

3.3	Bylaws of Eagle Bancorp Montana, Inc., amended as of August 20, 2015 (incorporated by reference to 3.1 of our Current Report on Form 8-K filed on August 25, 2015).

10.1	Amendment No. 3 to the Eagle Bancorp Montana, Inc. 2011 Stock Incentive Plan for Directors, Officers and Employees.

10.2	2020 Non-Employee Director Award Plan.

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

EAGLE BANCORP MONTANA, INC.

Date: May 11, 2020	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: May 11, 2020	By:	/s/ Laura F. Clark
Laura F. Clark
Executive Vice President/CFO/COO