Form 10-Q
period 2020-06-30
Eagle Bancorp Montana, Inc.
filed 2020-08-07
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock par value $0.01 per share	EBMT	The Nasdaq Stock Market LLC

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	6,795,748 shares outstanding

As of July 31, 2020

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
●

the negative impacts and disruptions resulting from the continuing outbreak of the novel coronavirus, or COVID-19, on the economies and communities we serve, which may likely have an adverse impact on our credit portfolio, goodwill, stock price, borrowers and the economy as a whole both globally and domestically;

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS:
Cash and due from banks	$12,555	$18,094
Interest bearing deposits in banks	11,028	4,284
Federal funds sold	29,305	2,540
Total cash and cash equivalents	52,888	24,918

Securities available-for-sale, at fair value	174,526	126,875
Federal Home Loan Bank ("FHLB") stock	4,057	4,683
Federal Reserve Bank ("FRB") stock	2,601	2,526
Mortgage loans held-for-sale, at fair value	57,715	25,612
Loans receivable, net of allowance for loan losses of $10,500 at June 30, 2020 and $8,600 at December 31, 2019	830,329	770,635
Accrued interest and dividends receivable	6,075	4,577
Mortgage servicing rights, net	8,334	8,739
Premises and equipment, net	52,897	40,082
Cash surrender value of life insurance, net	26,058	23,608
Goodwill	20,798	15,836
Core deposit intangible, net	2,669	2,786
Other assets	9,487	3,383

Total assets	$1,248,434	$1,054,260

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	June 30,	December 31,
	2020	2019
LIABILITIES:
Deposit accounts:
Noninterest bearing	$271,259	$200,035
Interest bearing	684,185	608,958
Total deposits	955,444	808,993

Accrued expenses and other liabilities	20,458	9,825
Deferred tax liability, net	541	492
FHLB advances and other borrowings	90,786	88,350
Other long-term debt:
Principal amount	40,155	25,155
Unamortized debt issuance costs	(479)	(214)
Total other long-term debt, net	39,676	24,941

Total liabilities	1,106,905	932,601

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 20,000,000 shares authorized; 7,110,833 and 6,714,983 shares issued; 6,817,602 and 6,423,033 shares outstanding at June 30, 2020 and December 31, 2019, respectively)	71	67
Additional paid-in capital	77,506	68,826
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(227)	(311)
Treasury stock, at cost	(3,664)	(3,643)
Retained earnings	63,757	55,391
Accumulated other comprehensive income, net of tax	4,086	1,329
Total shareholders' equity	141,529	121,659

Total liabilities and shareholders' equity	$1,248,434	$1,054,260

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$11,060	$10,599	$22,492	$20,647
Securities available-for-sale	952	928	1,979	1,886
FHLB and FRB dividends	95	95	189	190
Other interest income	26	16	104	36
Total interest and dividend income	12,133	11,638	24,764	22,759

INTEREST EXPENSE:
Deposits	945	924	2,284	1,711
FHLB advances and other borrowings	342	656	805	1,250
Other long-term debt	423	364	775	729
Total interest expense	1,710	1,944	3,864	3,690

NET INTEREST INCOME	10,423	9,694	20,900	19,069

Loan loss provision	1,227	697	1,897	1,301

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	9,196	8,997	19,003	17,768

NONINTEREST INCOME:
Service charges on deposit accounts	216	292	532	553
Net gain on sale of loans	7,920	3,360	13,331	5,959
Mortgage banking, net	3,358	722	4,960	1,087
Interchange and ATM fees	379	338	716	613
Appreciation in cash surrender value of life insurance	160	160	320	317
Net gain on sale of available-for-sale securities	1,068	104	1,068	49
Other noninterest income	597	527	1,075	619
Total noninterest income	13,698	5,503	22,002	9,197

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
NONINTEREST EXPENSE:
Salaries and employee benefits	$9,267	$6,510	$16,949	$12,502
Occupancy and equipment expense	1,188	1,043	2,397	2,077
Data processing	1,089	854	2,339	1,782
Advertising	167	212	416	480
Amortization	166	253	330	507
Loan costs	398	177	645	312
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	3	55	72	115
Postage	86	79	184	147
Professional and examination fees	407	280	692	585
Acquisition costs	29	5	157	1,176
Other noninterest expense	2,333	1,005	3,800	1,811
Total noninterest expense	15,133	10,473	27,981	21,494

INCOME BEFORE PROVISION FOR INCOME TAXES	7,761	4,027	13,024	5,471

Provision for income taxes	2,026	780	3,362	1,041

NET INCOME	$5,735	$3,247	$9,662	$4,430

BASIC EARNINGS PER COMMON SHARE	$0.84	$0.51	$1.42	$0.69

DILUTED EARNINGS PER COMMON SHARE	$0.84	$0.51	$1.41	$0.69

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

NET INCOME	$5,735	$3,247	$9,662	$4,430

OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of investment securities available-for-sale	4,606	1,965	4,811	3,451
Reclassification for net realized gains on investment securities available-for-sale	(1,068)	(104)	(1,068)	(49)
Change in fair value of loans held-for-sale	-	-	-	296
Reclassification for net realized gains on loans held-for-sale	-	(296)	-	(605)
Total other comprehensive income	3,538	1,565	3,743	3,093

Income tax (provision) benefit related to:
Investment securities	(932)	(489)	(986)	(896)
Loans held-for-sale	-	78	-	82
Total income tax provision	(932)	(411)	(986)	(814)

COMPREHENSIVE INCOME	$8,341	$4,401	$12,419	$6,709

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three and Six Months Ended June 30, 2020 and 2019

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME (LOSS)	TOTAL

Balance, April, 1 2020	$-	$71	$77,399	$(269)	$(3,643)	$58,670	$1,480	$133,708
Net income	-	-	-	-	-	5,735	-	5,735
Other comprehensive income	-	-	-	-	-	-	2,606	2,606
Dividends paid ($0.095 per share)	-	-	-	-	-	(648)	-	(648)
Stock compensation expense	-	-	78	-	-	-	-	78
ESOP shares allocated (4,154 shares)	-	-	29	42	-	-	-	71
Treasury stock purchased (1,281 shares at $16.95 average cost per share)	-	-	-	-	(21)	-	-	(21)
Balance, June 30, 2020	$-	$71	$77,506	$(227)	$(3,664)	$63,757	$4,086	$141,529

Balance, April, 1 2019	$-	$67	$68,506	$(435)	$(3,372)	$47,512	$14	$112,292
Net income	-	-	-	-	-	3,247	-	3,247
Other comprehensive income	-	-	-	-	-	-	1,154	1,154
Dividends paid ($0.0925 per share)	-	-	-	-	-	(592)	-	(592)
ESOP shares allocated (4,154 shares)	-	-	29	42	-	-	-	71
Treasury stock purchased (28,000 shares at $17.09 average cost per share)	-	-	-	-	(478)	-	-	(478)
Balance, June 30, 2019	$-	$67	$68,535	$(393)	$(3,850)	$50,167	$1,168	$115,694

Balance, January 1, 2020	$-	$67	$68,826	$(311)	$(3,643)	$55,391	$1,329	$121,659
Net income	-	-	-	-	-	9,662	-	9,662
Other comprehensive income	-	-	-	-	-	-	2,757	2,757
Dividends paid ($0.095 per share)	-	-	-	-	-	(1,296)	-	(1,296)
Stock issued in connection with Western Holding Company of Wolf Point acquisition	-	4	8,463	-	-	-	-	8,467
Stock compensation expense	-	-	148	-	-	-	-	148
ESOP shares allocated (8,308 shares)	-	-	69	84	-	-	-	153
Treasury stock purchased (1,281 shares at $16.95 average cost per share)	-	-	-	-	(21)	-	-	(21)
Balance, June 30, 2020	$-	$71	$77,506	$(227)	$(3,664)	$63,757	$4,086	$141,529

Balance, January 1, 2019	$-	$57	$52,051	$(477)	$(2,640)	$46,926	$(1,111)	$94,806
Net income	-	-	-	-	-	4,430	-	4,430
Other comprehensive income	-	-	-	-	-	-	2,279	2,279
Dividends paid ($0.0925 per share)	-	-	-	-	-	(1,189)	-	(1,189)
Stock issued in connection with Big Muddy Bancorp, Inc. acquisition	-	10	16,425	-	-	-	-	16,435
ESOP shares allocated (8,308 shares)	-	-	59	84	-	-	-	143
Treasury stock purchased (70,000 shares at $17.29 average cost per share)	-	-	-	-	(1,210)	-	-	(1,210)
Balance, June 30, 2019	$-	$67	$68,535	$(393)	$(3,850)	$50,167	$1,168	$115,694

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,662	$4,430
Adjustments to reconcile net income to net cash used in operating activities:
Loan loss provision	1,897	1,301
Impairment of servicing rights	1,216	-
Depreciation	1,190	861
Net amortization of investment securities premiums and discounts	523	537
Amortization of mortgage servicing rights	1,622	635
Amortization of right-of-use assets	228	235
Amortization of core deposit intangible and tax credits	330	507
Compensation expense related to restricted stock awards	148	-
ESOP compensation expense for allocated shares	153	143
Deferred income tax (benefit) provision	(472)	229
Net gain on sale of loans	(13,331)	(5,959)
Originations of loans held-for-sale	(387,022)	(189,404)
Proceeds from sales of loans held-for-sale	368,250	178,612
Net gain on sale of available-for-sale securities	(1,068)	(49)
Net (gain) loss on sale of real estate owned and other repossessed assets	(1)	18
Net gain on sale/disposal of premises and equipment	(4)	-
Net appreciation in cash surrender value of life insurance	(320)	(317)
Net change in:
Accrued interest and dividends receivable	(490)	(168)
Other assets	(5,931)	(892)
Accrued expenses and other liabilities	6,079	2,462
Net cash used in operating activities	(17,341)	(6,819)

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	18,149	53,257
Maturities, principal payments and calls	17,682	6,986
Purchases	(35,484)	(37,133)
FHLB stock redeemed (purchased)	841	(109)
FRB stock purchased	-	(493)
Net cash received from acquisitions	5,044	6,901
Loan origination and principal collection, net	(20,637)	(47,780)
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	7	352
Purchases of premises and equipment, net	(13,489)	(4,125)
Net cash used in investing activities	(27,887)	(22,144)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$59,879	$29,071
Net advances from FRB borrowings	23,786	-
Net short-term payments on FHLB and other borrowings	(4,500)	(1,625)
Long-term advances from FHLB and other borrowings	10,000	28,000
Payments on long-term FHLB and other borrowings	(29,350)	(21,849)
Proceeds from issuance of subordinated debentures	15,000	-
Payments for debt issuance costs	(300)	-
Purchase of treasury stock	(21)	(1,210)
Dividends paid	(1,296)	(1,189)
Net cash provided by financing activities	73,198	31,198

NET INCREASE IN CASH AND CASH EQUIVALENTS	27,970	2,235

CASH AND CASH EQUIVALENTS, beginning of period	24,918	11,201

CASH AND CASH EQUIVALENTS, end of period	$52,888	$13,436

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,701	$3,352
Cash paid during the period for income taxes	$500	$170

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in fair value of securities available-for-sale	$3,743	$3,402
Mortgage servicing rights recognized	$2,433	$1,201
Right-of-use assets obtained in exchange for lease liabilities	$-	$2,374
Loans transferred to real estate and other assets acquired in foreclosure	$37	$131
Stock issued in connection with acquisitions	$8,467	$16,435

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

The results of operations for the six-month period ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other period. In preparing consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights, the fair value of financial instruments, the valuation of goodwill and deferred tax assets and liabilities.

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

Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2020 for recognition and/or disclosure.

The State of Montana entered its COVID-19 Phase 2 reopening on June 1, 2020 and effective July 16, 2020 implemented a mandatory mask directive for indoor areas open to the public and where distancing is not possible. To keep our employees, and communities safe and healthy, the Company has made accommodations for employees to work from home when feasible while keeping drive-ups open and scheduling in-person appointments. The Bank continues to closely monitor borrowers and businesses serviced and is providing debt service relief for those that have been affected.

On July 10, 2020 the Company redeemed $10,000,000 of 6.75% subordinated notes due 2025.

On July 23, 2020, Eagle's Board of Directors (the "Board") authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. The plan expires on July 23, 2021. During July 2020, the Company purchased 21,854 shares at an average price of $15.63 under its repurchase plans.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed, consideration paid and the resulting goodwill.

	WHC	BMB
	January 1,	January 1,
	2020	2019
	(In Thousands)
Assets acquired:
Cash and cash equivalents	$11,544	$6,902
Securities available-for-sale	43,710	2,096
Loans receivable	43,424	89,204
Premises and equipment	740	2,246
Cash surrender value of life insurance	2,131	2,862
Other real estate owned	-	223
Core deposit intangible	208	1,988
Other assets	1,874	1,995
Total assets acquired	$103,631	$107,516

Liabilities assumed:
Deposits	$86,572	$92,706
Accrued expenses and other liabilities	4,554	1,960
Other borrowings	2,500	-
Total liabilities assumed	$93,626	$94,666

Net assets acquired	$10,005	$12,850

Consideration paid:
Cash	$6,500	$1
Common stock issued (395,850 shares WHC and 996,041 shares BMB)	8,467	16,435
Total consideration paid	$14,967	$16,436

Goodwill resulting from acquisition	$4,962	$3,586

Goodwill recorded for the WHC acquisition during the three months ended March 31, 2020 was $4,962,000. Goodwill recorded for the BMB acquisition during the three months ended March 31, 2019 was $3,586,000. Certain estimates that existed at January 1, 2019 were realized and a final true up of $126,000 was recorded to goodwill during the three months ended December 31, 2019. The final goodwill recorded related to the BMB acquisition was $3,712,000.

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

The total accretable discount on WHC acquired loans was $1,166,000 as of January 1, 2020. During the three and  six months ended June 30, 2020, accretion of the loan discount was $118,000 and $248,000, respectively. The remaining accretable loan discount was $918,000 as of June 30, 2020.

The total accretable discount on BMB acquired loans was $2,813,000 as of January 1, 2019. During the year ended December 31, 2019, accretion of the loan discount was $1,480,000. During the three and  six months ended June 30, 2020, accretion of the loan discount was $212,000 and $331,000, respectively. The remaining accretable loan discount was $1,002,000 as of June 30, 2020.

One impaired loan was acquired through the WHC acquisition with an insignificant balance as of January 1, 2020. Four impaired loans were acquired through the BMB acquisition with a net balance of $556,000 as of January 1, 2019. The balance of the acquired impaired loans as of June 30, 2020 was $129,000.

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

Direct costs related to the acquisitions were expensed as incurred. The Company recorded acquisition costs related to WHC of $29,000 and $157,000 during the three and six months ended June 30, 2020, respectively and $818,000 during the year ended December 31, 2019. The Company recorded acquisition costs related to BMB of $1,380,000 and $804,000 during the years ended December 31, 2019 and 2018, respectively. Acquisition costs included professional fees and data processing expenses incurred related to the acquisitions.

Operations of WHC have been included in the consolidated financial statements since January 1, 2020. The Company does not consider WHC a separate reporting segment and does not track the amount of revenues and net income attributable to WHC since acquisition. As such, it is impracticable to determine such amounts for the period from January 1, 2020 through June 30, 2020.

Operations of BMB have been included in the consolidated financial statements since January 1, 2019. The Company does not consider BMB a separate reporting segment and does not track the amount of revenues and net income attributable to BMB since acquisition. As such, it is impracticable to determine such amounts for the period from January 1, 2019 through June 30, 2020.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. MERGERS AND ACQUISITIONS – continued

The accompanying consolidated statements of income include the results of operations of WHC since the January 1, 2020 acquisition date. The following table presents unaudited pro forma results of operations for the three and six months ended June 30, 2019 as if the acquisition had occurred on January 1, 2019. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments and amortization of the core deposit intangible asset. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company purchased and assumed the assets and liabilities of WHC on January 1, 2019. Cost savings are also not reflected in the unaudited pro forma amounts for the three and six months ended June 30, 2019.

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(Dollars in Thousands, Except Per Share Data)	(Dollars in Thousands, Except Per Share Data)
Pro forma net income(1)
Net interest income after loan loss provision	$9,712	$19,198
Noninterest income	5,792	9,775
Noninterest expense	11,162	22,872
Income before provision for income taxes	4,342	6,101
Income tax provision	868	1,220
Net income	$3,474	$4,881

Pro forma earnings per share(1)
Basic earnings per share	$0.54	$0.76
Diluted earnings per share	$0.54	$0.76

Basic weighted average shares outstanding	6,408,627	6,429,362
Diluted weighted average shares outstanding	6,425,015	6,446,368

(1) Significant assumptions utilized include the acquisition cost noted above and a 20.00% effective tax rate.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2020				December 31, 2019
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(In Thousands)
Available-for-Sale:
U.S. government obligations	$2,375	$39	$(2)	$2,412	$686	$9	$-	$695
U.S. treasury obligations	15,134	559	(1)	15,692	12,632	270	-	12,902
Municipal obligations	91,859	4,637	(24)	96,472	50,699	1,616	(93)	52,222
Corporate obligations	7,343	96	(45)	7,394	8,356	40	(8)	8,388
Mortgage-backed securities	8,904	137	(14)	9,027	9,460	56	(21)	9,495
Collateralized mortgage obligations	26,040	877	(20)	26,897	33,129	297	(92)	33,334
Asset-backed securities	17,325	-	(693)	16,632	10,110	-	(271)	9,839
Total	$168,980	$6,345	$(799)	$174,526	$125,072	$2,288	$(485)	$126,875

Proceeds from sales of available-for-sale securities and the associated gross realized gains and losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In Thousands)

Proceeds from sale of available-for-sale securities	$18,149	$49,357	$18,149	$53,257

Gross realized gain on sale of available-for-sale securities	$1,068	$538	$1,068	$549
Gross realized loss on sale of available-for-sale securities	-	(434)	-	(500)
Net realized gain on sale of available-for-sale securities	$1,068	$104	$1,068	$49

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

	June 30, 2020
	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$12,758	$12,762
Due from one to five years	18,663	19,368
Due from five to ten years	14,058	14,595
Due after ten years	88,557	91,877
	134,036	138,602
Mortgage-backed securities	8,904	9,027
Collateralized mortgage obligations	26,040	26,897
Total	$168,980	$174,526

As of June 30, 2020 and December 31, 2019 securities with a fair value of $23,467,000 and $18,897,000, respectively were pledged to secure public deposits and for other purposes required or permitted by law.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	June 30, 2020
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government obligations	$1,773	$(2)	$-	$-
U.S. treasury obligations	10,000	(1)	-	-
Municipal obligations	2,202	(24)	-	-
Corporate obligations	2,954	(45)	-	-
Mortgage-backed securities and collateralized mortgage obligations	671	(1)	6,885	(33)
Asset-backed securities	7,199	(144)	9,433	(549)
Total	$24,799	$(217)	$16,318	$(582)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. INVESTMENT SECURITIES – continued

	December 31, 2019
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government obligations	$-	$-	$-	$-
U.S. treasury obligations	-	-	-	-
Municipal obligations	11,142	(93)	-	-
Corporate obligations	-	-	992	(8)
Mortgage-backed securities and collateralized mortgage obligations	9,868	(35)	7,968	(78)
Asset-backed securities	940	(33)	8,900	(238)
Total	$21,950	$(161)	$17,860	$(324)

Unrealized losses associated with investments are believed to be caused by changing market conditions, primarily spreads related to U.S. treasuries, that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Based on the Company’s evaluation of these securities, no other-than-temporary impairment was recorded for the three and  six months ended June 30, 2020, or 2019. As of June 30, 2020 and December 31, 2019, there were, respectively, 28 and 28 securities in unrealized loss positions that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

As of June 30, 2020, 2 U.S. government obligations and U.S. treasury obligations had unrealized losses of approximately 0.03% of the amortized cost associated with these securities. At December 31, 2019, there were no U.S. government or U.S. treasury obligations with unrealized losses. As of June 30, 2020, 9 municipal obligations had unrealized losses of approximately 1.08% of the amortized cost associated with these securities. At December 31, 2019, 10 municipal obligations had unrealized losses of approximately 0.83% of the amortized cost associated with these securities. As of June 30, 2020, 3 corporate obligations had unrealized losses of approximately 1.50% of the amortized cost associated with these securities. At December 31, 2019, 1 corporate obligation had an unrealized loss of approximately 0.80% of the amortized cost associated with these securities. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

As of June 30, 2020, 4 mortgage-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) had unrealized losses of approximately 0.45% of the amortized cost associated with these securities. At December 31, 2019, 12 MBSs and CMOs had unrealized losses of approximately 0.63% of the amortized cost associated with these securities. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

As of June 30, 2020, 10 asset-backed securities (“ABSs”) had unrealized losses of approximately 4.00% of the amortized cost associated with these securities. At December 31, 2019, 5 ABSs had unrealized losses of approximately 2.68% of the amortized cost associated with these securities. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE

Loans receivable consisted of the following:

	June 30,	December 31,
	2020	2019
	(In Thousands)
Real estate loans:
Residential 1-4 family	$150,818	$157,898
Commercial real estate	432,631	434,025

Other loans:
Home equity	58,755	56,414
Consumer	20,231	18,882
Commercial	181,005	113,319

Total	843,440	780,538

Deferred loan fees, net	(2,611)	(1,303)
Allowance for loan losses	(10,500)	(8,600)
Total loans, net	$830,329	$770,635

Within the loan categories above, $11,457,000 and $13,602,000 was guaranteed by the United States Department of Agriculture Rural Development at June 30, 2020 and December 31, 2019, respectively. Also within the loan categories above, $14,618,000 and $5,701,000 was guaranteed by the United States Department of Agriculture Farm Service Agency at June 30, 2020 and December 31, 2019, respectively. In addition, $44,855,000 was guaranteed by the Small Business Administration ("SBA") under their Payroll Protection Program ("PPP") at June 30, 2020.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

Allowance for loan losses activity was as follows:

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Balance, April, 1 2020	$1,301	$5,214	$477	$354	$1,904	$9,250
Charge-offs	-	-	-	(3)	(8)	(11)
Recoveries	-	2	-	3	29	34
Provision	68	880	14	17	248	1,227
Balance, June 30, 2020	$1,369	$6,096	$491	$371	$2,173	$10,500

Allowance for loan losses:
Balance, January 1, 2020	$1,301	$4,826	$477	$284	$1,712	$8,600
Charge-offs	-	(18)	-	(11)	(18)	(47)
Recoveries	-	8	-	11	31	50
Provision	68	1,280	14	87	448	1,897
Balance, June 30, 2020	$1,369	$6,096	$491	$371	$2,173	$10,500

Balance, June 30, 2020 allocated to loans individually evaluated for impairment	$97	$-	$-	$-	$70	$167

Balance, June 30, 2020 allocated to loans collectively evaluated for impairment	$1,272	$6,096	$491	$371	$2,103	$10,333

Loans receivable:
Balance, June 30, 2020	$150,818	$432,631	$58,755	$20,231	$181,005	$843,440

Balance, June 30, 2020 of loans individually evaluated for impairment	$1,266	$3,922	$191	$198	$2,284	$7,861

Balance, June 30, 2020 of loans collectively evaluated for impairment	$149,552	$428,709	$58,564	$20,033	$178,721	$835,579

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Balance, April, 1 2019	$1,301	$3,923	$477	$197	$1,202	$7,100
Charge-offs	-	-	(75)	(4)	(2)	(81)
Recoveries	-	3	-	9	22	34
Provision	-	350	75	22	250	697
Balance, June 30, 2019	$1,301	$4,276	$477	$224	$1,472	$7,750

Allowance for loan losses:
Balance, January 1, 2019	$1,301	$3,593	$477	$190	$1,039	$6,600
Charge-offs	-	(20)	(75)	(13)	(97)	(205)
Recoveries	-	9	-	15	30	54
Provision	-	694	75	32	500	1,301
Balance, June 30, 2019	$1,301	$4,276	$477	$224	$1,472	$7,750

Balance, June 30, 2019 allocated to loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Balance, June 30, 2019 allocated to loans collectively evaluated for impairment	$1,301	$4,276	$477	$224	$1,472	$7,750

Loans receivable:
Balance, June 30, 2019	$145,148	$412,690	$55,582	$19,181	$121,048	$753,649

Balance, June 30, 2019 of loans individually evaluated for impairment	$680	$1,156	$199	$132	$1,462	$3,629

Balance, June 30, 2019 of loans collectively evaluated for impairment	$144,468	$411,534	$55,383	$19,049	$119,586	$750,020

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

Internal classification of the loan portfolio was as follows:

	June 30, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$110,754	$-	$1,200	$-	$-	$111,954
Residential 1-4 family construction	38,527	-	337	-	-	38,864
Commercial real estate	315,953	1,818	2,863	-	-	320,634
Commercial construction and development	53,294	94	-	-	-	53,388
Farmland	57,298	83	1,175	53	-	58,609
Other loans:
Home equity	58,431	133	191	-	-	58,755
Consumer	20,033	-	198		-	20,231
Commercial	120,323	845	1,014	-	-	122,182
Agricultural	56,729	297	1,366	431	-	58,823
Total	$831,342	$3,270	$8,344	$484	$-	$843,440

	December 31, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$118,116	$-	$1,180	$-	$-	$119,296
Residential 1-4 family construction	38,265	-	337	-	-	38,602
Commercial real estate	328,750	-	2,312	-	-	331,062
Commercial construction and development	52,620	-	50	-	-	52,670
Farmland	49,959	108	168	58	-	50,293
Other loans:
Home equity	56,039	78	297	-	-	56,414
Consumer	18,694	-	188	-	-	18,882
Commercial	71,868	159	707	63	-	72,797
Agricultural	39,347	138	570	467	-	40,522
Total	$773,658	$483	$5,809	$588	$-	$780,538

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

The following tables include information regarding delinquencies within the loan portfolio.

	June 30, 2020
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$1,397	$-	$1,397	$832	$109,725	$111,954
Residential 1-4 family construction	-	427	427	337	38,100	38,864
Commercial real estate	327	-	327	939	319,368	320,634
Commercial construction and development	26	-	26	-	53,362	53,388
Farmland	998	-	998	1,255	56,356	58,609
Other loans:
Home equity	67	-	67	191	58,497	58,755
Consumer	30	-	30	198	20,003	20,231
Commercial	345	115	460	793	120,929	122,182
Agricultural	883	124	1,007	1,331	56,485	58,823
Total	$4,073	$666	$4,739	$5,876	$832,825	$843,440

	December 31, 2019
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$702	$4	$706	$618	$117,972	$119,296
Residential 1-4 family construction	260	-	260	337	38,005	38,602
Commercial real estate	793	-	793	583	329,686	331,062
Commercial construction and development	72	-	72	50	52,548	52,670
Farmland	1,039	-	1,039	476	48,778	50,293
Other loans:
Home equity	420	-	420	98	55,896	56,414
Consumer	128	-	128	156	18,598	18,882
Commercial	484	-	484	824	71,489	72,797
Agricultural	702	1,805	2,507	499	37,516	40,522
Total	$4,600	$1,809	$6,409	$3,641	$770,488	$780,538

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

The following tables include information regarding impaired loans.

	June 30, 2020
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
Real estate loans:
Residential 1-4 family	$929	$981	$97
Residential 1-4 family construction	337	387	-
Commercial real estate	2,573	2,793	-
Commercial construction and development	94	94	-
Farmland	1,255	1,266	-
Other loans:
Home equity	191	214	-
Consumer	198	218	-
Commercial	793	854	70
Agricultural	1,491	1,757	-
Total	$7,861	$8,564	$167

	December 31, 2019
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
Real estate loans:
Residential 1-4 family	$618	$657	$-
Residential 1-4 family construction	337	387	-
Commercial real estate	583	766	-
Commercial construction and development	50	225	-
Farmland	476	513	-
Other loans:
Home equity	98	115	-
Consumer	156	169	-
Commercial	824	887	74
Agricultural	499	756	-
Total	$3,641	$4,475	$74

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	Average Recorded Investment		Average Recorded Investment
	(In Thousands)		(In Thousands)
Real estate loans:
Residential 1-4 family	$833	$346	$773	$298
Residential 1-4 family construction	337	486	337	485
Commercial real estate	1,772	614	1,578	556
Commercial construction and development	94	-	72	7
Farmland	1,152	584	865	238
Other loans:
Home equity	164	316	145	345
Consumer	189	130	177	130
Commercial	750	781	809	525
Agricultural	1,136	822	995	376
Total	$6,427	$4,079	$5,751	$2,960

Interest income recognized on impaired loans for the three and six months ended June 30, 2020 and 2019 is considered insignificant. Interest payments received on a cash basis related to impaired loans were $458,000 and $394,000 for June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020 and December 31, 2019, there were troubled debt restructured (“TDR”) loans of $2,132,000 and $246,000, respectively.

During the three months ended June 30, 2020, there were two new TDR loans. During the six months ended June 30, 2020 there were a total of three new TDR loans. The recorded investment at time of restructure was $94,000 for a commercial construction and development loan, $1,634,000 for a commercial real estate loan and $160,000 for an agricultural loan. No charge-offs were incurred and the loans are on accrual status. The recorded investments were $94,000, $1,634,000 and $160,000, respectively at June 30, 2020. There were no new TDR loans during the three or six months ended June 30, 2019.

There were no loans modified as TDR’s that defaulted during the three and six months ended June 30, 2020 where the default occurred within 12 months of restructuring. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of June 30, 2020, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in troubled debt restructures.

The Company has offered borrowers accommodations due to the impact from COVID-19. As of June 30, 2020, there were 222 loans totaling $77,730,000 deferring payments for up to 90 days. In addition, approximately 93 borrowers, representing $47,983,000 in loans were approved for up to six-months interest only payments as of June 30, 2020.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. MORTGAGE SERVICING RIGHTS

The Company is servicing mortgage loans for the benefit of others which are not included in the consolidated statements of financial condition and have unpaid principal balances of $1,270,402,000 and $1,169,869,000 at June 30, 2020 and December 31, 2019, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $766,000 and $635,000 for the three months ended June 30, 2020 and 2019, respectively. Mortgage loan servicing fees were $1,505,000 and $1,247,000 for the six months ended June 30, 2020 and 2019, respectively.These fees, net of amortization, are included mortgage banking, net which is a component of noninterest income on the consolidated statements of income.

Custodial balances maintained in connection with the foregoing loan servicing, and included in noninterest checking deposits, were $13,329,000 and $8,402,000 at June 30, 2020 and December 31, 2019, respectively.

The following table is a summary of activity in mortgage servicing rights:

	As of or For the
	Three Months Ended
	June 30,
	2020	2019
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$9,171	$7,318
Mortgage servicing rights capitalized	1,490	736
Amortization of mortgage servicing rights	(1,111)	(388)
Ending balance	$9,550	$7,666
Valuation allowance:
Beginning balance	(153)	-
Impairment of servicing rights	(1,063)	-
Ending balance	(1,216)	-
Mortgage servicing rights, net	$8,334	$7,666

	As of or For the
	Six Months Ended
	June 30,
	2020	2019
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$8,739	$7,100
Mortgage servicing rights capitalized	2,433	1,201
Amortization of mortgage servicing rights	(1,622)	(635)
Ending balance	$9,550	$7,666
Valuation allowance:
Beginning balance	-	-
Impairment of servicing rights	(1,216)	-
Ending balance	(1,216)	-
Mortgage servicing rights, net	$8,334	$7,666

Due to an increase in prepayment speed assumptions resulting from reduced mortgage interest rates, impairment expense on mortgage serving rights assets of $1,063,000 and $1,216,000 were recorded during the three and six months ended June 30, 2020, respectively. Impairment of servicing rights is included in other noninterest expense on the consolidated statements of income.

The fair values of these rights were $8,334,000 and $9,835,000 at June 30, 2020 and December 31, 2019, respectively. The fair value of servicing rights was determined at loan level, depending on the interest rate and term of the specific loan, using the following valuation assumptions:

	June 30,	December 31,
	2020	2019
Key assumptions:
Discount rate	12%	12%
Prepayment speed range	134 - 347%	110 - 246%
Weighted average prepayment speed	309%	171%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. DEPOSITS

Deposits are summarized as follows:

	June 30,	December 31,
	2020	2019
	(In Thousands)

Noninterest checking	$271,259	$200,035
Interest bearing checking	146,452	116,397
Savings	161,172	126,991
Money market	166,715	132,506
Time certificates of deposit	209,846	233,064
Total	$955,444	$808,993

Time certificates of deposits include $495,000 and $10,180,000 related to fixed rate brokered CDs at June 30, 2020 and December 31, 2019, respectively. In addition, time certificates of deposits include $0 and $16,000,000 related to fixed rate brokered certificates through the Certificate of Deposit Account Registry Service (“CDARS”) at June 30, 2020 and December 31, 2019, respectively.

NOTE 7. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

	June 30, 2020		December 31, 2019
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)

Senior notes fixed at 5.75%, due 2022	$10,000	$(70)	$10,000	$(92)
Subordinated debentures fixed at 6.75%, due 2025	10,000	(112)	10,000	(122)
Subordinated debentures fixed at 5.50% to floating, due 2030	15,000	(297)	-	-
Subordinated debentures variable at 3-Month Libor plus 1.42%, due 2035	5,155	-	5,155	-
Total other long-term debt	$40,155	$(479)	$25,155	$(214)

In June 2020, the Company completed the issuance of $15,000,000 in aggregate principal amount of subordinated notes due in 2030 in a private placement transaction to certain qualified institutional accredited investors. The notes will bear interest at an annual fixed rate of 5.50% payable semi-annually. Starting July 1, 2025, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be three-month term Secured Overnight Financing Rate ("SOFR") plus a spread of 509.0 basis points, payable quarterly. The notes are subject to redemption at the option of the Company on or after July 1, 2025.

In February 2017, the Company completed the issuance, through a private placement, of $10,000,000 aggregate principal amount of 5.75% fixed senior unsecured notes due in 2022. The interest will be paid semi-annually through maturity date. The notes are not subject to redemption at the option of the Company.

In June 2015, the Company completed the issuance of $10,000,000 in aggregate principal amount of subordinated notes due in 2025 in a private placement transaction to an institutional accredited investor. The notes had an annual fixed interest rate of 6.75% and interest was paid quarterly through redemption. The notes were subject to redemption at the option of the Company on or after June 19, 2020.  The notes were redeemed on July 10, 2020.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. OTHER LONG-TERM DEBT – continued

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at three-month LIBOR plus 1.42%, making the rate 1.722% and 3.328% as of June 30, 2020 and December 31, 2019, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date.

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

		Unrealized
	Unrealized	Gains (Losses)
	Gains (Losses)	on Investment
	on Loans	Securities
	Held-for-Sale	Available-for-Sale	Total
		(In Thousands)
Balance, January 1, 2020	$-	$1,329	$1,329
Other comprehensive income, before reclassifications and income taxes	-	205	205
Amounts reclassified from accumulated other comprehensive income, before income taxes	-	-	-
Income tax provision	-	(54)	(54)
Total other comprehensive income	-	151	151
Balance, March 31, 2020	$-	$1,480	$1,480
Other comprehensive income, before reclassifications and income taxes	-	4,606	4,606
Amounts reclassified from accumulated other comprehensive income, before income taxes	-	(1,068)	(1,068)
Income tax provision	-	(932)	(932)
Total other comprehensive income	-	2,606	2,606
Balance, June 30, 2020	$-	$4,086	$4,086

Balance, January 1, 2019	$227	$(1,338)	$(1,111)
Other comprehensive income, before reclassifications and income taxes	296	1,486	1,782
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(309)	55	(254)
Income tax benefit (provision)	4	(407)	(403)
Total other comprehensive (loss) income	(9)	1,134	1,125
Balance, March 31, 2019	$218	$(204)	$14
Other comprehensive income, before reclassifications and income taxes	-	1,965	1,965
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(296)	(104)	(400)
Income tax benefit (provision)	78	(489)	(411)
Total other comprehensive (loss) income	(218)	1,372	1,154
Balance, June 30, 2019	$-	$1,168	$1,168

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. EARNINGS PER SHARE

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in Thousands, Except Per Share Data)

Basic weighted average shares outstanding	6,818,494	6,408,627	6,818,688	6,429,362
Dilutive effect of stock compensation	37,362	16,388	34,377	17,006
Diluted weighted average shares outstanding	6,855,856	6,425,015	6,853,065	6,446,368

Net income available to common shareholders	$5,735	$3,247	$9,662	$4,430

Basic earnings per common share	$0.84	$0.51	$1.42	$0.69

Diluted earnings per common share	$0.84	$0.51	$1.41	$0.69

There were no anti-dilutive shares at June 30, 2020 and December 31, 2019.

NOTE 10. DIVIDENDS AND STOCK REPURCHASE PROGRAM

Dividends

For the year ended December 31, 2019, Eagle paid dividends of $0.0925 per share for the quarters ended March 31 and June 30, 2019. Eagle paid dividends of $0.0950 per share for the quarters ended September 30 and December 31, 2019. A dividend of $0.0950 per share was declared on January 23, 2020 and paid on March 6, 2020 to shareholders of record on February 14, 2020. A dividend of $0.0950 per share was declared on April 23, 2020, payable on  June 5, 2020 to shareholders of record on May 15, 2020. A dividend of $0.0975 per share was declared on July 23, 2020, payable on September 4, 2020 to shareholders of record on August 14, 2020.

Stock Repurchase Program

On July 18, 2019, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased under this plan during the year ended December 31, 2019 or the first quarter of 2020. However, during the second quarter of 2020, 1,281 shares were purchased at an average price of $16.95 per share. The plan expired on July 18, 2020.

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

Derivatives are summarized as follows:

	June 30, 2020			December 31, 2019
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$203,481	$5,501	$-	$48,303	$554	$-
Forward TBA mortgage-backed securities	143,000	-	1,204	67,000	-	201
Mandatory forward commitments	42,820	-	542	-	-	-

Changes in the fair value of the derivatives are recorded in mortgage banking, net within noninterest income on the consolidated statements of income. A net gain of $2,155,000 and a net loss of $529,000 was recorded for the three months ended June 30, 2020 and 2019, respectively. A net gain of $3,402,000 and a net loss of $529,000 was recorded for the six months ended June 30, 2020 and 2019, respectively. The Company did not record the aforementioned derivatives related to mortgage banking during the quarter ended March 31, 2019 as they were not considered significant.

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

	June 30, 2020
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities:
U.S. government obligations	$-	$2,412	$-	$2,412
U.S. treasury obligations	15,692	-	-	15,692
Municipal obligations	-	96,472	-	96,472
Corporate obligations	-	7,394	-	7,394
Mortgage-backed securities	-	9,027	-	9,027
Collateralized mortgage obligations	-	26,897	-	26,897
Asset-backed securities	-	16,632	-	16,632
Loans held-for-sale	-	57,715	-	57,715
Interest rate lock commitments	-	-	5,501	5,501
Financial liabilities:
Forward TBA mortgage-backed securities	-	1,204	-	1,204
Mandatory forward commitments	-	542	-	542

	December 31, 2019
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities:
U.S. government obligations	$-	$695	$-	$695
U.S. treasury obligations	12,902	-	-	12,902
Municipal obligations	-	52,222	-	52,222
Corporate obligations	-	8,388	-	8,388
Mortgage-backed securities	-	9,495	-	9,495
Collateralized mortgage obligations	-	33,334	-	33,334
Asset-backed securities	-	9,839	-	9,839
Loans held-for-sale	-	25,612	-	25,612
Interest rate lock commitments	-	-	554	554
Financial liabilities:
Forward TBA mortgage-backed securities	-	201	-	201
Mandatory forward commitments	-	-	-	-

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

The following table summarizes financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

	June 30, 2020
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$495	$495
Real estate and other repossessed assets	-	-	-	-
Mortgage servicing rights	-	-	8,334	8,334

	December 31, 2019
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$491	$491
Real estate and other repossessed assets	-	-	25	25
Mortgage servicing rights	-	-	-	-

The following table represents the Banks’s Level 3 financial assets and liabilities, the valuation techniques used to measure the fair value of those financial assets and liabilities, and the significant unobservable inputs and the ranges of values for those inputs.

	Principal	Significant	Range of
	Valuation	Unobservable	Signficant Input
Instrument	Technique	Inputs	Values

Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	10 - 30%
Real estate and other repossessed assets	Fair value of collateral	Discount applied to the obtained appraisal	10 - 30%
Mortgage servicing rights	Discounted cash flows	Discount rate	10 - 15%
		Prepayment speeds	100 - 350%
Interest rate lock commitments	Internal pricing model	Pull-through expectations	80 - 90%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2020.

Interest
Rate Lock
Commitments
(In Thousands)
Balance, April, 1 2020	$4,451
Purchases and issuances	6,904
Sales and settlements	(5,854)
Balance, June 30, 2020	$5,501

Net change in unrealized gains relating to items held at end of period	$1,050

Interest
Rate Lock
Commitments
(In Thousands)
Balance, January 1, 2020	$554
Purchases and issuances	12,701
Sales and settlements	(7,754)
Balance, June 30, 2020	$5,501

Net change in unrealized gains relating to items held at end of period	$4,947

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

	June 30, 2020
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$52,888	$-	$-	$52,888	$52,888
FHLB stock	4,057	-	-	4,057	4,057
FRB stock	2,601	-	-	2,601	2,601
Loans receivable, gross	-	-	844,529	844,529	840,829
Accrued interest and dividends receivable	6,075	-	-	6,075	6,075
Mortgage servicing rights	-	-	8,334	8,334	8,334
Financial liabilities:
Non-maturing interest bearing deposits	-	474,339	-	474,339	474,339
Noninterest bearing deposits	271,259	-	-	271,259	271,259
Time certificates of deposit	-	-	211,189	211,189	209,846
Accrued expenses and other liabilities	18,712	-	-	18,712	18,712
FHLB advances and other borrowings	-	-	91,158	91,158	90,786
Other long-term debt	-	-	40,210	40,210	40,155

	December 31, 2019
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$24,918	$-	$-	$24,918	$24,918
FHLB stock	4,683	-	-	4,683	4,683
FRB stock	2,526	-	-	2,526	2,526
Loans receivable, gross	-	-	778,923	778,923	779,235
Accrued interest and dividends receivable	4,577	-	-	4,577	4,577
Mortgage servicing rights	-	-	9,835	9,835	8,739
Financial liabilities:
Non-maturing interest bearing deposits	-	375,894	-	375,894	375,894
Noninterest bearing deposits	200,035	-	-	200,035	200,035
Time certificates of deposit	-	-	233,041	233,041	233,064
Accrued expenses and other liabilities	9,624	-	-	9,624	9,624
FHLB advances and other borrowings	-	-	88,447	88,447	88,350
Other long-term debt	-	-	24,661	24,661	25,155

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) to amend and simplify current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. The guidance is effective for the Company on January 1, 2023 and adoption of the standard is being evaluated to assess the impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) to an alternative reference rate such as SOFR. The guidance was effective upon issuance and generally can be applied through December 31, 2022. The Bank is currently evaluating this guidance to determine the date of adoption and the potential impact.

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee changed the federal funds target rate from 2.50% to 1.75% during the year ended December 31, 2019. The rate decreased from 1.75% to 0.25% during the six months ended June 30, 2020. The rate reductions add continued pressure on loan yields.

Recent Events

COVID-19

The second quarter performance was strong, however, the Company has continued to see the impact of the COVID-19 pandemic and its consequences on our Montana communities. The Bank continues to closely monitor borrowers and businesses serviced and is providing debt service relief for those that have been impacted.

Restaurants, lodging, schools, childcare, health care, ranchers, farmers and entertainment industries, among others, have seen a dramatic change in revenues for their business. The Bank evaluates exposure in the most affected industries. The Bank continues to reach out to specific borrowers to asses the risks and understand their needs.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Events– continued

COVID-19 – continued

The Bank has offered multiple accommodation options to its clients, including 90-day deferrals, forbearances and interest only payments. As of June 30, 2020, there were 222 loans totaling $77.73 million deferring payments for 90 days, primarily from the lessors of nonresidential buildings, hotels, restaurants and bars industries. Approximately 93 borrowers representing $47.98 million in loans have been approved for up to 6-months interest only payments. There have been approximately 121 forbearances approved for residential mortgage loans, of which 104 are sold and serviced. Our interest income in future periods could be reduced as a result of such measures. In addition, it is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged. Utilization of credit lines were 83.4% at the end of the quarter compared to 84.6% for the previous quarter which aligns with historical usage. The Paycheck Protection Program is expected to provide some temporary relief to small business customers of Eagle but the extent of the impact the pandemic will have on businesses’ ability to sustain operations is unclear at this point. Eagle will continue to closely monitor each of its loans for risk.

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

On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) providing economic relief for the country, including the $349 billion Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) to fund short-term loans for small businesses. In April 2020, additional funding was approved for the PPP. Eagle began taking loan applications from its small business clients immediately after the program was implemented, and as of June 30, 2020, had helped 742 customers receive $44.85 million in SBA PPP loans.

As of June 30, 2020, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses. We rely on cash on hand as well as dividends from our subsidiary bank to service our debt. If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

As of June 30, 2020, our goodwill was not impaired. COVID-19 could cause a further and sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At June 30, 2020 we had goodwill of $20.80 million.

While all industries have and will continue to experience adverse impacts as a result of COVID-19 virus, we had exposures in the following 5 largest concentrations by industry, as a percentage of loans as of June 30, 2020:  lessors of nonresidential buildings (10.0%), lessors of residential buildings (5+ units) (6.8%), construction and related (8.0%), farm and ranch related (8.2%) and hotels (3.4%).

The Company is committed to assisting our customers and communities in this time of need. The State of Montana entered its Phase 2 reopening on June 1, 2020 and Eagle reopened branch lobbies. However, due to increased COVID-19 cases throughout the state, branch lobbies were closed again. In addition, effective July 16, 2020, a mandatory mask directive for indoor areas open to the public was implemented for the State of Montana. Accommodations have been made for employees to work from home when feasible while keeping drive-ups open and scheduling in-person appointments.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Events– continued

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between June 30, 2020 and December 31, 2019.

Total assets were $1.25 billion at June 30, 2020, an increase of $194.17 million, or 18.4% from $1.05 billion at December 31, 2019. The increase was largely due to the change in securities available-for sale and loans receivable. Securities available-for-sale increased by $47.65 million from December 31, 2019. Loans receivable increased by $59.69 million from December 31, 2019. In addition, total cash and cash equivalents increased by $27.97 from December 31, 2019 and has been impacted by PPP funds deposited by borrowers and PPPLF funding. Total liabilities were $1.11 billion at June 30, 2020, an increase of $174.31 million, or 18.7%, from $932.60 million at December 31, 2019. The increase was largely due to an increase in deposits. Total deposits increased by $146.45 million from December 31, 2019. Total shareholders’ equity increased by $19.87 million from December 31, 2019.

Balance Sheet Details

Investment Activities

The following table summarizes investment activities:

	June 30,		December 31,
	2020		2019
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government obligations	$2,412	1.38%	$695	0.55%
U.S. treasury obligations	15,692	8.99%	12,902	10.17%
Municipal obligations	96,472	55.28%	52,222	41.17%
Corporate obligations	7,394	4.24%	8,388	6.61%
Mortgage-backed securities	9,027	5.17%	9,495	7.48%
Collateralized mortgage obligations	26,897	15.41%	33,334	26.27%
Asset-backed securities	16,632	9.53%	9,839	7.75%
Total securities available-for-sale	$174,526	100.00%	$126,875	100.00%

Securities available-for-sale were $174.53 million at June 30, 2020, an increase of $47.65 million, or 37.6%, from $126.88 million at December 31, 2019. Securities increased during the period due to the WHC acquisition, which included acquired securities of $43.71 million. Excluding securities acquired, securities increased by $3.94 million. Sales and maturities of securities were largely offset by purchases during the period.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	June 30,		December 31,
	2020		2019
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential 1-4 family (1)	$111,954	13.27%	$119,296	15.28%
Residential 1-4 family construction	38,864	4.61%	38,602	4.95%
Total residential 1-4 family	150,818	17.88%	157,898	20.23%

Commercial real estate	320,634	38.01%	331,062	42.41%
Commercial construction and development	53,388	6.33%	52,670	6.75%
Farmland	58,609	6.95%	50,293	6.44%
Total commercial real estate	432,631	51.29%	434,025	55.60%

Total real estate loans	583,449	69.17%	591,923	75.83%

Other loans:
Home equity	58,755	6.97%	56,414	7.23%
Consumer	20,231	2.40%	18,882	2.42%

Commercial	122,182	14.49%	72,797	9.33%
Agricultural	58,823	6.97%	40,522	5.19%
Total commercial	181,005	21.46%	113,319	14.52%

Total other loans	259,991	30.83%	188,615	24.17%

Total loans	843,440	100.00%	780,538	100.00%

Deferred loan fees	(2,611)		(1,303)
Allowance for loan losses	(10,500)		(8,600)
Total loans, net	$830,329		$770,635

(1)	Excludes loans held-for-sale.

Loans receivable, net increased $59.69 million, or 7.7%, to $830.33 million at June 30, 2020 from $770.64 million at December 31, 2019. The increase was impacted by the WHC acquisition. The WHC acquisition included $43.42 million of acquired loans. Excluding acquired loans, loans receivable increased by $16.27 million. Including acquired loans, total commercial loans increased $67.69 million, total commercial real estate loans decreased $1.40 million, total residential loans decreased $7.08 million, home equity loans increased $2.34 million and consumer loans increased $1.35 million.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities– continued

Total loan originations were $583.40 million for the six months ended June 30, 2020. Total residential 1-4 family originations were $407.48 million, which includes $387.02 million of loans held-for-sale originations. Total commercial real estate originations were $52.72 million. Total commercial originations were $103.18, which includes $45.35 of SBA PPP loans. Home equity loan originations totaled $13.75 million. Consumer loan originations totaled $6.27 million. Loans held-for-sale increased by $32.11, to $57.72 million at June 30, 2020 from $25.61 million at December 31, 2019.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. Subsequent write-downs are recorded as a charge to operations. However, in light of the COVID-19 pandemic, the Bank has temporarily modified these procedures by halting foreclosures in accordance with the decree of Montana’s Governor. As of June 30, 2020 and December 31, 2019, the Bank had $57,000 and $26,000, respectively, of real estate owned and other repossessed property.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities– continued

The following table sets forth information regarding nonperforming assets:

	June 30,	December 31,
	2020	2019
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential 1-4 family	$832	$618
Residential 1-4 family construction	337	337
Commercial real estate	939	583
Commercial construction and development	-	50
Farmland	1,102	323
Other loans:
Home equity	173	78
Consumer	198	156
Commercial	720	750
Agricultural	1,331	499
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	-	4
Residential 1-4 family construction	427	-
Other loans:
Commercial	115	-
Agricultural	124	1,805
Restructured loans:
Real estate loans:
Commercial real estate	1,634	-
Commercial construction and development	94	-
Farmland	153	153
Other loans:
Home equity	18	20
Commercial	73	74
Agricultural	160	-
Total nonperforming loans	8,430	5,450
Real estate owned and other repossessed property, net	57	26
Total nonperforming assets	$8,487	$5,476

Total nonperforming loans to total loans	1.00%	0.70%
Total nonperforming loans to total assets	0.68%	0.52%
Total allowance for loan loss to nonperforming loans	124.56%	157.80%
Total nonperforming assets to total assets	0.68%	0.52%

Non-accrual loans as of June 30, 2020 and December 31, 2019 include $1.81 million and $1.05 million, respectively of acquired loans.

As of June 30, 2020, there were $77.73 million loans with 90-day deferrals and $47.98 million loans had been approved for interest only payments. Also, there were $25.81 million forbearances approved for residential mortgage loans, of which $23.29 million are sold and serviced. Of the total approved forbearances, $4.26 million are considered nonperforming, none of which are in the Bank's portfolio.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	June 30,		December 31,
	2020		2019
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$271,259	28.39%	$200,035	24.72%
Interest bearing checking	146,452	15.33%	116,397	14.39%
Savings	161,172	16.87%	126,991	15.70%
Money market	166,715	17.45%	132,506	16.38%
Total	745,598	78.04%	575,929	71.19%
Certificates of deposit accounts:
IRA certificates	24,965	2.61%	25,240	3.12%
Brokered certificates	495	0.05%	10,180	1.26%
Other certificates	184,386	19.30%	197,644	24.43%
Total certificates of deposit	209,846	21.96%	233,064	28.81%
Total deposits	$955,444	100.00%	$808,993	100.00%

Deposits increased by $146.45 million, or 18.1%, to $955.44 million at June 30, 2020 from $808.99 million at December 31, 2019. The increase was due in part to the WHC acquisition. Excluding acquired deposits, total deposits increased by $59.88 million. The increase in deposits was impacted by PPP borrowers depositing funds. Including acquired deposits, noninterest checking increased by $71.23 million, money market increased by $34.21 million, savings increased by $34.18 million and interest bearing checking increased by $30.05 million. Certificates of deposit decreased by $23.21 million. The decrease in time certificates of deposit was impacted by a decrease of $9.68 million in fixed rate brokered CDs.

The following table summarizes borrowing activity:

	June 30,		December 31,
	2020		2019
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings	$90,786	69.59%	$88,350	77.99%
Other long-term debt:
Senior notes fixed at 5.75%, due 2022	9,930	7.61%	9,908	8.74%
Subordinated debentures fixed at 6.75%, due 2025	9,888	7.58%	9,878	8.72%
Subordinated debentures fixed at 5.50% to floating, due 2030	14,703	11.27%	-	0.00%
Subordinated debentures variable, due 2035	5,155	3.95%	5,155	4.55%
Total other long-term debt	39,676	30.41%	24,941	22.01%
Total borrowings	130,462	100.00%	113,291	100.00%

FHLB advances and other borrowings increased by $2.44 million, or 2.8%, to $90.79 million at June 30, 2020 from $88.35 million at December 31, 2019. The FHLB advances and other borrowings at June 30, 2020 include $23.79 million of FRB borrowings as Eagle used the FRB's Payroll Protection Program Loan Funding ("PPPLF") facility as a partial source of funding for its SBA PPP loans. Excluding FRB borrowings, FHLB advances decreased by $21.35 million from December 31, 2019.  This decrease is due to slower than expected loan growth coupled with increased liquidity resulting from the WHC acquisition and growth in non-maturity deposits fueled by PPP funding and economic stimulus. Total other long-term debt increased by $14.73 million primarily due to the issuance of $15.00 million in subordinated notes due 2030 during the quarter ended June 30, 2020. On July 10, 2020 the Company redeemed the $10.00 million,  6.75% subordinated notes due 2025.

Shareholders’ Equity

Total shareholders’ equity increased $19.87 million, or 16.3%, to $141.53 million at June 30, 2020 from $121.66 million at December 31, 2019. This was primarily the result of stock issued in connection with the WHC acquisition of $8.47 million, net income of $9.66 million and other comprehensive income of $2.76 million. These increases were slightly offset by dividends paid of $1.30 million.

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

	For the Three Months Ended June 30,
	2020			2019
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$170,146	$952	2.24%	$136,817	$928	2.72%
FHLB and FRB stock	7,132	95	5.34%	7,576	95	5.03%
Loans receivable(1)	867,374	11,060	5.11%	754,197	10,599	5.64%
Other earning assets	41,649	26	0.25%	3,673	16	1.75%
Total interest earning assets	1,086,301	12,133	4.48%	902,263	11,638	5.17%
Noninterest earning assets	128,575			98,438
Total assets	$1,214,876			$1,000,701

Liabilities and equity:
Interest bearing liabilities:
Deposit accounts:
Checking	$149,792	$15	0.04%	$114,259	$11	0.04%
Savings	147,968	40	0.11%	118,810	21	0.07%
Money market	156,121	84	0.22%	122,274	100	0.33%
Certificates of deposit	217,714	806	1.48%	207,450	792	1.53%
Advances from FHLB and other borrowings including long-term debt	126,398	765	2.43%	131,222	1,020	3.12%
Total interest bearing liabilities	797,993	1,710	0.86%	694,015	1,944	1.12%
Noninterest checking	260,061			179,150
Other noninterest bearing liabilities	19,129			13,328
Total liabilities	1,077,183			886,493

Total equity	137,693			114,208

Total liabilities and equity	$1,214,876			$1,000,701
Net interest income/interest rate spread(2)		$10,423	3.62%		$9,694	4.05%

Net interest margin(3)			3.85%			4.31%
Total interest earning assets to interest bearing liabilities			136.13%			130.01%

(1)	Includes loans held-for-sale.
(2)	Interest rate spread represents the difference between the average yield on interest earning assets and the average rate on interest bearing liabilities.
(3)	Net interest margin represents income before the provision for loan losses divided by average interest earning assets.
(4)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Net Interest Income – continued

	For the Six Months Ended June 30,
	2020			2019
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$170,705	$1,979	2.32%	$138,809	$1,886	2.74%
FHLB and FRB stock	7,252	189	5.23%	7,349	190	5.21%
Loans receivable(1)	853,900	22,492	5.28%	740,427	20,647	5.62%
Other earning assets	29,631	104	0.70%	3,883	36	1.87%
Total interest earning assets	1,061,488	24,764	4.68%	890,468	22,759	5.15%
Noninterest earning assets	121,632			93,296
Total assets	$1,183,120			$983,764

Liabilities and equity:
Interest bearing liabilities:
Deposit accounts:
Checking	$141,811	$33	0.05%	$115,914	$22	0.04%
Savings	143,635	85	0.12%	118,680	36	0.06%
Money market	152,576	261	0.34%	122,067	196	0.32%
Certificates of deposit	236,113	1,905	1.62%	201,558	1,457	1.46%
Advances from FHLB and other borrowings including long-term debt	119,578	1,580	2.65%	128,364	1,979	3.11%
Total interest bearing liabilities	793,713	3,864	0.98%	686,583	3,690	1.08%
Noninterest checking	236,907			175,162
Other noninterest bearing liabilities	17,483			10,854
Total liabilities	1,048,103			872,599

Total equity	135,017			111,165

Total liabilities and equity	$1,183,120			$983,764
Net interest income/interest rate spread(2)		$20,900	3.70%		$19,069	4.07%

Net interest margin(3)			3.95%			4.32%
Total interest earning assets to interest bearing liabilities			133.74%			129.70%

(1)	Includes loans held-for-sale.
(2)	Interest rate spread represents the difference between the average yield on interest earning assets and the average rate on interest bearing liabilities.
(3)	Net interest margin represents income before the provision for loan losses divided by average interest earning assets.
(4)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.

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

	For the Three Months Ended June 30,
	2020			2019
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$226	$(202)	$24	$(118)	$25	$(93)
FHLB and FRB stock	(6)	6	-	19	2	21
Loans receivable(1)	1,591	(1,130)	461	2,268	469	2,737
Other earning assets	165	(155)	10	-	(3)	(3)
Total interest earning assets	1,976	(1,481)	495	2,169	493	2,662

Interest bearing liabilities:
Checking, savings and money market accounts	36	(29)	7	8	47	55
Certificates of deposit	39	(25)	14	101	274	375
Advances from FHLB and other borrowings including long-term debt	(37)	(218)	(255)	191	157	348
Total interest bearing liabilities	38	(272)	(234)	300	478	778

Change in net interest income	$1,938	$(1,209)	$729	$1,869	$15	$1,884

(1)	Includes loans held-for-sale.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rate/Volume Analysis – continued

	For the Six Months Ended June 30,
	2020			2019
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$434	$(341)	$93	$(325)	$201	$(124)
FHLB and FRB stock	(3)	2	(1)	34	3	37
Loans receivable(1)	3,164	(1,319)	1,845	4,102	1,811	5,913
Other earning assets	239	(171)	68	(9)	9	-
Total interest earning assets	3,834	(1,829)	2,005	3,802	2,024	5,826

Interest bearing liabilities:
Savings, money market and checking accounts	61	64	125	18	87	105
Certificates of deposit	250	198	448	174	512	686
Advances from FHLB and other borrowings including long-term debt	(135)	(264)	(399)	(21)	644	623
Total interest bearing liabilities	176	(2)	174	171	1,243	1,414

Change in net interest income	$3,658	$(1,827)	$1,831	$3,631	$781	$4,412

(1)	Includes loans held-for-sale.

Results of Operations for the Three Months Ended June 30, 2020 and 2019

Net Income. Eagle’s net income for the three months ended June 30, 2020 was $5.74 million compared to $3.25 million for the three months ended June 30, 2019. The increase of $2.49 million was due to an increase in noninterest income of $8.20 million, partially offset by an increase in noninterest expense of $4.66 million and an increase in provision for income taxes of $1.25 million. Basic earnings per share was $0.84 and diluted earnings per share was $0.84 for the current period. Basic and diluted earnings per share were both $0.51 for the prior year comparable period.

Net Interest Income. Net interest income increased to $10.42 million for the three months ended June 30, 2020, from $9.69 million for the same quarter in the prior year. The increase of $729,000, or 7.5%, was the result of an increase in interest and dividend income of $495,000 and a decrease in interest expense of $234,000.

Interest and Dividend Income. Interest and dividend income was $12.13 million for the three months ended June 30, 2020, compared to $11.64 million for the three months ended June 30, 2019, an increase of $495,000, or 4.3%. Interest and fees on loans increased to $11.06 million for the three months ended June 30, 2020 from $10.60 million for the three months ended June 30, 2019. This increase of $461,000, or 4.3%, was due to an increase in the average balance of loans partially offset by a decrease in the average yield of loans for the quarter ended June 30, 2020. Average balances for loans receivable, including loans held-for-sale, for the three months ended June 30, 2020 were $867.37 million, compared to $754.20 million for the prior year period. This represents an increase of $113.17 million, or 15.0% and was impacted by the WHC acquisition, as well as organic growth and PPP funding. The average interest rate earned on loans receivable decreased by 53 basis points, from 5.64% to 5.11%. Interest accretion on purchased loans was $356,000 for the three months ended June 30, 2020 which resulted in a 13 basis point increase in net interest margin compared to $539,000 for the three months ended June 30, 2019 which resulted in a 24 basis point increase in net interest margin. Interest and dividends on investment securities available-for-sale increased by $24,000, or 2.6% period over period. Average balances for investments increased to $170.15 million for the three months ended June 30, 2020, from $136.82 million for the three months ended June 30, 2019. The increase in average investments is primarily due to the WHC acquisition. Average interest rates earned on investments decreased to 2.24% for the three months ended June 30, 2020 from 2.72% for the three months ended June 30, 2019.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2020 and 2019 – continued

Interest Expense. Total interest expense was $1.71 million for the three months ended June 30, 2020 compared to $1.94 million for the three months ended June 30, 2019. The decrease of $234,000 or 12.0% was largely due to a decrease in interest expense on total borrowings. The average balance for total deposits was $931.66 million for three months ended June 30, 2020 compared to $741.94 million for the three months ended June 30, 2019. This increase was impacted by the WHC acquisition and also increased non-maturing deposits due to PPP funding and economic stimulus. The overall average rate on total deposits was 0.41% for the three months ended June 30, 2020 compared to 0.50% for the three months ended June 30, 2019. The average balance for total borrowings decreased from $131.22 million for the three months ended June 30, 2019 to $126.40 million for the three months ended June 30, 2020. The average rate paid on total borrowings also decreased from 3.12% for the three months ended June 30, 2019, to 2.43% for the three months ended June 30, 2020.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending we conduct and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. Using this methodology, the Bank recorded $450,000 in loan loss provisions for the three months ended June 30, 2020. Additionally, management considered the potential impact of COVID-19. Due to the economic slowdown, an increase in the related economic factors was included in the allowance for loan losses analysis and the loan loss reserves was increased by approximately $777,000. Therefore, the total loan loss provision for the three months ended June 30, 2020 was $1.23 million. Loan loss provisions were $697,000 for the three months ended June 30, 2019. Management believes the level of total allowances is adequate to cover estimated losses inherent in the portfolio. However, if the economic forecast worsens relative to the assumptions we utilized in June, our allowance for credit losses will increase accordingly in future periods

Noninterest Income. Total noninterest income was $13.70 million for the three months ended June 30, 2020, compared to $5.50 million for the three months ended June 30, 2019. The increase of $8.20 million is largely due to an increase in net gain on sale of loans which increased to $7.92 million for the three months ended June 30, 2020 from $3.36 million for the three months ended June 30, 2019. This increase was impacted by increased mortgage originations and higher margins on mortgage loans sold. During the three months ended June 30, 2020, $222.23 million residential mortgage loans were sold compared to $101.36 million in the same period in the prior year. In addition, gross margin on sale of mortgage loans for the three months ended June 30, 2020 was 3.56% compared to 3.32% for the three months ended June 30, 2019. The increase in noninterest income was also impacted by mortgage banking activity of $3.36 million for the three months ended June 30, 2020 compared to $722,000 for the three months ended June 30, 2019.

Noninterest Expense. Noninterest expense was $15.13 million for the three months ended June 30, 2020 compared to $10.47 million for the three months ended June 30, 2019. The increase of $4.66 million or 44.5% is largely due to increased salaries and employee benefits expense of $2.76 million. The increase in salaries expense is due in part to higher commission-based compensation related to mortgage loan growth and additional staff related to compliance with mortgage rules. Mortgage compensation and benefits increased $1.45 million for the three months ended June 30, 2020 compared to the same period in the prior year. Salaries and employee benefits expense was also impacted by the addition of staff partly due to the WHC acquisition. Other noninterest expense includes $1.06 million of impairment of servicing rights incurred during the three months ended June 30, 2020.

To accommodate the immediate need for personnel to work from home, Eagle purchased additional laptop computers and docking stations. There were also extra supplies and equipment needed to provide each location with a clean, disinfected and safer work environment. These costs were approximately $200,000 during the quarter ended June 30, 2020.

Provision for Income Taxes. Provision for income taxes was $2.03 million for the three months ended June 30, 2020, compared to $780,000 for the three months ended June 30, 2019 due to increased income before provision for income taxes. The effective tax rate for the three months ended June 30, 2020 was 26.1% compared to 19.4% for the three months ended June 30, 2019.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended June 30, 2020 and 2019

Net Income. Eagle’s net income for the six months ended June 30, 2020 was $9.66 million compared to $4.43 million for the six months ended June 30, 2019. The increase of $5.23 million was due to an increase in net interest income after loan loss provision of $1.23 million and noninterest income of $12.80 million, partially offset by an increase in noninterest expense of $6.49 million and an increase in provision for income taxes of $2.32 million. Basic earnings per share was $1.42 and diluted earnings per share was $1.41 for the current period. Basic and diluted earnings per share were both $0.69 for the prior year comparable period.

Net Interest Income. Net interest income increased to $20.90 million for the six months ended June 30, 2020, from $19.07 million for the same period in the prior year. The increase of $1.83 million, or 9.6%, was the result of an increase in interest and dividend income of $2.00 million, slightly offset by an increase in interest expense of $174,000.

Interest and Dividend Income. Interest and dividend income was $24.76 million for the six months ended June 30, 2020, compared to $22.76 million for the six months ended June 30, 2019, an increase of $2.00 million, or 8.8%. Interest and fees on loans increased to $22.49 million for the six months ended June 30, 2020 from $20.65 million for the six months ended June 30, 2019. This increase of $1.84 million, or 8.9%, was due to an increase in the average balance of loans partially offset by a decrease in the average yield of loans for the six months ended June 30, 2020. Average balances for loans receivable, including loans held-for-sale, for the six months ended June 30, 2020 were $853.90 million, compared to $740.43 million for the prior year period. This represents an increase of $113.47 million, or 15.3% and was impacted by the WHC acquisition, as well as organic growth and PPP funding. The average interest rate earned on loans receivable decreased by 34 basis points, from 5.62% to 5.28%. Interest accretion on purchased loans was $914,000 for the six months ended June 30, 2020 which resulted in a 17 basis point increase in net interest margin compared to $1.06 million for the six months ended June 30, 2019 which resulted in a 24 basis point increase in net interest margin. Interest and dividends on investment securities available-for-sale increased by $93,000, or 4.9% period over period. Average balances for investments increased to $170.71 million for the six months ended June 30, 2020, from $138.81 million for the six months ended June 30, 2019. The increase in average investments is primarily due to the WHC acquisition. Average interest rates earned on investments decreased to 2.32% for the six months ended June 30, 2020 from 2.74% for the three months ended June 30, 2019.

Interest Expense. Total interest expense was $3.86 million for the six months ended June 30, 2020 compared to $3.69 million for the six months ended June 30, 2019. The increase of $174,000 or 4.7% was due to an increase in interest expense on deposits largely offset by a decrease in interest expense on total borrowings. The average balance for total deposits was $911.04 million for six months ended June 30, 2020 compared to $733.38 million for the six months ended June 30, 2019. This increase was impacted by the WHC acquisition and also increased non-maturing deposits due to PPP funding and economic stimulus. The overall average rate on total deposits was 0.50% for the six months ended June 30, 2020 compared to 0.47% for the six months ended June 30, 2019. The average balance for total borrowings decreased from $128.36 million for the six months ended June 30, 2019 to $119.58 million for the six months ended June 30, 2020. The average rate paid on total borrowings also decreased from 3.11% for the six months ended June 30, 2019, to 2.65% for the six months ended June 30, 2020.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending we conduct and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. Using this methodology, the Bank recorded $900,000 in loan loss provisions for the six months ended June 30, 2020. Additionally, management considered the potential impact of COVID-19. Due to the economic slowdown, an increase in the related economic factors was included in the allowance for loan losses analysis and the loan loss reserves was increased by approximately $997,000. Therefore, the total loan loss provision for the six months ended June 30, 2020 was $1.90 million. Loan loss provisions were $1.30 million for the six months ended June 30, 2019. Management believes the level of total allowances is adequate to cover estimated losses inherent in the portfolio. However, if the economic forecast worsens relative to the assumptions we utilized in June our allowance for credit losses will increase accordingly in future periods. Total nonperforming loans, including restructured loans, net, was $8.43 million at June 30, 2020 compared to $5.45 million at December 31, 2019. The Bank had $57,000 in other real estate owned and other repossessed assets at June 30, 2020 compared to $26,000 at December 31, 2019

Noninterest Income. Total noninterest income was $22.00 million for the six months ended June 30, 2020, compared to $9.20 million for the six months ended June 30, 2019. The increase of $12.80 million is largely due to an increase in net gain on sale of loans which increased to $13.33 million for the six months ended June 30, 2020 from $5.96 million for the six months ended June 30, 2019. This increase was impacted by increased mortgage originations and higher margins on mortgage loans sold. During the six months ended June 30, 2020, $354.35 million residential mortgage loans were sold compared to $173.68 million in the same period in the prior year. In addition, gross margin on sale of mortgage loans for the six months ended June 30, 2020 was 3.76% compared to 3.43% for the six months ended June 30, 2019. The increase in noninterest income was also impacted by mortgage banking activity of $4.96 million for the six months ended June 30, 2020 compared to $1.09 million for the six months ended June 30, 2019.

Noninterest Expense. Noninterest expense was $27.98 million for the six months ended June 30, 2020 compared to $21.49 million for the six months ended June 30, 2019. The increase of $6.49 million or 30.2% is largely due to increased salaries and employee benefits expense of $4.45 million. The increase in salaries expense is due in part to higher commission-based compensation related to mortgage loan growth and additional staff related to compliance with mortgage rules. Mortgage compensation and benefits increased $2.64 million for the six months ended June 30, 2020 compared to the same period in the prior year. Salaries and employee benefits expense was also impacted by the addition of staff partly due to the WHC acquisition. Other noninterest expense includes $1.22 million of impairment of servicing rights incurred during the six months ended June 30, 2020.

Provision for Income Taxes. Provision for income taxes was $3.36 million for the six months ended June 30, 2020, compared to $1.04 million for the six months ended June 30, 2019 due to increased income before provision for income taxes. The effective tax rate for the six months ended June 30, 2020 was 25.8% compared to 19.0% for the six months ended June 30, 2019.

Liquidity and Capital Resources

Liquidity

The Bank is required to maintain minimum levels of liquid assets as defined by the Montana Division of Banking and FRB regulations. The liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of June 30, 2020 and December 31, 2019.

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

Through the quarter ended June 30, 2020, liquidity levels remained relatively consistent with the prior quarters. Despite significant liquidity events during the quarter ended June 30, 2020, liquidity levels remained stable. Elevated cash levels from deposit growth sparked by PPP funds deposited, tax refunds, economic stimulus money and flight to quality was only partially offset by the increase in PPP loans. Subsequent to the end of the first quarter, and in coordination with the roll out of the PPP, Eagle was approved for short-term funding through the FRB Discount Window. The discount window has not been utilized; however, Eagle has utilized the FRB's PPPLF facility as a partial source for its SBA PPP loans. As of June 30, 2020, the Bank had $23.79 million in PPPLF borrowings secured by $23.79 million PPP loans at a rate of 0.35%. As the PPP loans are repaid, it is currently anticipated Eagle will repay Federal Reserve borrowings. The Company closed a $15.00 million subordinated debt offering during the quarter ended June 30, 2020, adding to borrowings. Subsequent to quarter-end, $10.00 million in callable subordinated debt was paid off, reducing overall borrowings.

Capital Resources

As of June 30, 2020, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 31.6% compared to an increase of 10.6% at December 31, 2019. The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

The Banks’s regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed "well capitalized" pursuant to State of Montana and FRB rules as of June 30, 2020. The Bank's Tier I leverage ratio increased slightly from 11.08% as of December 31, 2019 to 11.14% as of June 30, 2020, compared to a regulatory requirement of 4.00%. The Bank’s total capital, Tier 1 capital and common equity Tier 1 capital leverage ratios were 15.61%, 14.43% and 14.43%, respectively, compared to regulatory requirements of 10.50%, 8.50% and 7.00%, respectively. All of these ratios with the exception of the Tier 1 leverage ratio include the capital conservation buffer of 2.50%. The Bank’s capital position helps to mitigate its interest rate risk exposure.

	June 30, 2020
	(Unaudited)
	Dollar	% of
	Amount	Assets
	(Dollars in Thousands)
Total risk-based capital to risk weighted assets:
Actual capital level	$139,415	15.61%
Minimum required for capital adequacy purposes	93,775	10.50%
Excess capital	$45,640	5.11%

Tier I capital to risk weighted assets:
Actual capital level	$128,915	14.43%
Minimum required for capital adequacy purposes	75,913	8.50%
Excess capital	$53,002	5.93%

Common equity tier I capital to risk weighted assets:
Actual capital level	$128,915	14.43%
Minimum required for capital adequacy purposes	62,517	7.00%
Excess capital	$66,398	7.43%

Tier I capital to adjusted total average assets:
Actual capital level	$128,915	11.14%
Minimum required for capital adequacy purposes	46,273	4.00%
Excess capital	$82,642	7.14%

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

The following table includes the Bank’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of June 30, 2020		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	3.30%	7.70%	-15.00%
-100	-0.70%	-2.00%	-10.00%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item has been omitted based on Eagle’s status as a smaller reporting company.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of June 30, 2020, our disclosure controls and procedures were effective.

As of December 31, 2019, we identified a material weakness in internal control related to the review of manual journal entries. Specifically, the design of the manual journal entry review control did not ensure that all manual journal entries were captured and independently reviewed, thus management could not ensure that all entries were accurate and could not verify all manual journal entries contained sufficient supporting documentation. The material weakness did not result in any identified misstatement to the financial statements, and there were no changes to previously released financial results. However, the control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.

Management implemented measures designed to ensure that control deficiencies contributing to the material weakness were remediated so that these controls are designed, implemented and operating effectively. The remediation actions included: (i) restricting user access of individuals able to make manual journal entries, (ii) ensuring the completeness of manual journal entries included in the review through a review of a system generated file maintenance report over manual journal entries, (iii) ensuring accurate and appropriate documentation is retained to support the journal entry. We believe these actions remediated the material weakness. The applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively as of June 30, 2020.

Except as noted above, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors

There have not been any material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and any subsequently filed Quarterly Reports on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On July 23, 2020, Eagle's Board of Directors (the "Board") authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. The plan expires on July 23, 2021. During July 2020, the Company purchased 21,854 shares at an average price of $15.63 under its repurchase plans.

On July 18, 2019, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased under this plan during the year ended December 31, 2019 or the first quarter of 2020. The plan expired on July 18, 2020.

The following table summarizes the Company's purchase of its common stock for the three months ended June 30, 2020.

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs

April 1, 2020 through April 30, 2020	-	$-	-	100,000

May 1, 2020 through May 31, 2020	910	16.98	910	99,090

June 1, 2020 through June 30, 2020	371	16.89	371	98,719

Total	1,281	$16.95	1,281

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

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information.

None.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Part II - OTHER INFORMATION - continued

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Eagle Bancorp Montana, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on February 23, 2010).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q filed on May 9, 2019).

3.3	Bylaws of Eagle Bancorp Montana, Inc., amended as of August 20, 2015 (incorporated by reference to 3.1 of our Current Report on Form 8-K filed on August 25, 2015).

10.1	Form of Subordinated Note Purchase Agreement dated June 10, 2020, by and among Eagle Bancorp Montana, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 10, 2020).

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

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP MONTANA, INC.

Date: August 7, 2020	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: August 7, 2020	By:	/s/ Laura F. Clark
Laura F. Clark
Executive Vice President/CFO/COO