Form 10-Q
period 2020-09-30
Eagle Bancorp Montana, Inc.
filed 2020-11-05
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock par value $0.01 per share	EBMT	Nasdaq Global Market

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	6,756,107 shares outstanding

As of October 30, 2020

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
●

the negative impacts and disruptions resulting from the continuing outbreak of the novel coronavirus, or COVID-19, and the steps taken by governmental and other authorities to contain, mitigate and combat the pandemic, on the economies and communities we serve, which may likely have an adverse impact on our credit portfolio, goodwill, stock price, borrowers and the economy as a whole both globally and domestically;

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS:
Cash and due from banks	$19,879	$18,094
Interest bearing deposits in banks	7,672	4,284
Federal funds sold	45,260	2,540
Total cash and cash equivalents	72,811	24,918

Securities available-for-sale, at fair value	165,353	126,875
Federal Home Loan Bank ("FHLB") stock	2,817	4,683
Federal Reserve Bank ("FRB") stock	2,974	2,526
Mortgage loans held-for-sale, at fair value	41,484	25,612
Loans receivable, net of allowance for loan losses of $11,300 at September 30, 2020 and $8,600 at December 31, 2019	837,178	770,635
Accrued interest and dividends receivable	6,615	4,577
Mortgage servicing rights, net	9,518	8,739
Premises and equipment, net	54,450	40,082
Cash surrender value of life insurance, net	27,064	23,608
Goodwill	20,798	15,836
Core deposit intangible, net	2,505	2,786
Other assets	11,461	3,383

Total assets	$1,255,028	$1,054,260

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	September 30,	December 31,
	2020	2019
LIABILITIES:
Deposit accounts:
Noninterest bearing	$295,058	$200,035
Interest bearing	703,272	608,958
Total deposits	998,330	808,993

Accrued expenses and other liabilities	18,419	9,825
Deferred tax liability, net	1,367	492
FHLB advances and other borrowings	59,777	88,350
Other long-term debt:
Principal amount	30,155	25,155
Unamortized debt issuance costs	(383)	(214)
Total other long-term debt, net	29,772	24,941

Total liabilities	1,107,665	932,601

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 20,000,000 shares authorized; 7,110,833 and 6,714,983 shares issued; 6,756,107 and 6,423,033 shares outstanding at September 30, 2020 and December 31, 2019, respectively)	71	67
Additional paid-in capital	77,612	68,826
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(185)	(311)
Treasury stock, at cost	(4,630)	(3,643)
Retained earnings	69,478	55,391
Accumulated other comprehensive income, net of tax	5,017	1,329
Total shareholders' equity	147,363	121,659

Total liabilities and shareholders' equity	$1,255,028	$1,054,260

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$11,340	$10,731	$33,832	$31,378
Securities available-for-sale	874	916	2,853	2,802
FHLB and FRB dividends	95	107	284	297
Other interest income	30	19	134	55
Total interest and dividend income	12,339	11,773	37,103	34,532

INTEREST EXPENSE:
Deposits	779	1,022	3,063	2,733
FHLB advances and other borrowings	261	692	1,066	1,942
Other long-term debt	521	360	1,296	1,089
Total interest expense	1,561	2,074	5,425	5,764

NET INTEREST INCOME	10,778	9,699	31,678	28,768

Loan loss provision	854	694	2,751	1,995

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	9,924	9,005	28,927	26,773

NONINTEREST INCOME:
Service charges on deposit accounts	282	329	814	882
Net gain on sale of loans	11,101	5,492	24,432	11,451
Mortgage banking, net	2,204	1,390	7,164	2,477
Interchange and ATM fees	407	364	1,123	977
Appreciation in cash surrender value of life insurance	160	254	480	571
Net gain on sale of available-for-sale securities	-	-	1,068	49
Net gain on sale/disposal of premises and equipment	-	438	4	438
Other noninterest income	817	153	1,888	772
Total noninterest income	14,971	8,420	36,973	17,617

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
NONINTEREST EXPENSE:
Salaries and employee benefits	$11,325	$7,555	$28,274	$20,057
Occupancy and equipment expense	1,280	1,152	3,677	3,229
Data processing	1,168	933	3,507	2,715
Advertising	208	320	624	800
Amortization	165	254	495	761
Loan costs	566	242	1,211	554
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	75	(36)	147	79
Postage	76	90	260	237
Professional and examination fees	389	182	1,081	767
Acquisition costs	-	517	157	1,693
Other noninterest expense	1,093	1,015	4,893	2,826
Total noninterest expense	16,345	12,224	44,326	33,718

INCOME BEFORE PROVISION FOR INCOME TAXES	8,550	5,201	21,574	10,672

Provision for income taxes	2,170	1,096	5,532	2,137

NET INCOME	$6,380	$4,105	$16,042	$8,535

BASIC EARNINGS PER COMMON SHARE	$0.94	$0.64	$2.36	$1.33

DILUTED EARNINGS PER COMMON SHARE	$0.94	$0.63	$2.35	$1.32

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

NET INCOME	$6,380	$4,105	$16,042	$8,535

OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of investment securities available-for-sale	1,263	1,166	6,074	4,617
Reclassification for net realized gains on investment securities available-for-sale	-	-	(1,068)	(49)
Change in fair value of loans held-for-sale	-	-	-	296
Reclassification for net realized gains on loans held-for-sale	-	-	-	(605)
Total other comprehensive income	1,263	1,166	5,006	4,259

Income tax (provision) benefit related to:
Investment securities	(332)	(307)	(1,318)	(1,203)
Loans held-for-sale	-	-	-	82
Total income tax provision	(332)	(307)	(1,318)	(1,121)

COMPREHENSIVE INCOME	$7,311	$4,964	$19,730	$11,673

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three and Nine Months Ended September 30, 2020 and 2019

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME (LOSS)	TOTAL

Balance, July, 1 2020	$-	$71	$77,506	$(227)	$(3,664)	$63,757	$4,086	$141,529
Net income	-	-	-	-	-	6,380	-	6,380
Other comprehensive income	-	-	-	-	-	-	931	931
Dividends paid ($0.0975 per share)	-	-	-	-	-	(659)	-	(659)
Stock compensation expense	-	-	78	-	-	-	-	78
ESOP shares allocated (4,154 shares)	-	-	28	42	-	-	-	70
Treasury stock purchased (61,495 shares at $15.70 average cost per share)	-	-	-	-	(966)	-	-	(966)
Balance, September 30, 2020	$-	$71	$77,612	$(185)	$(4,630)	$69,478	$5,017	$147,363

Balance, July, 1 2019	$-	$67	$68,535	$(393)	$(3,850)	$50,167	$1,168	$115,694
Net income	-	-	-	-	-	4,105	-	4,105
Other comprehensive income	-	-	-	-	-	-	859	859
Dividends paid ($0.095 per share)	-	-	-	-	-	(608)	-	(608)
Stock compensation expense	-	-	330	-	-	-	-	330
ESOP shares allocated (4,154 shares)	-	-	29	41	-	-	-	70
Balance, September 30, 2019	$-	$67	$68,894	$(352)	$(3,850)	$53,664	$2,027	$120,450

Balance, January 1, 2020	$-	$67	$68,826	$(311)	$(3,643)	$55,391	$1,329	$121,659
Net income	-	-	-	-	-	16,042	-	16,042
Other comprehensive income	-	-	-	-	-	-	3,688	3,688
Dividends paid	-	-	-	-	-	(1,955)	-	(1,955)
Stock issued in connection with Western Holding Company of Wolf Point acquisition	-	4	8,463	-	-	-	-	8,467
Stock compensation expense	-	-	226	-	-	-	-	226
ESOP shares allocated (12,462 shares)	-	-	97	126	-	-	-	223
Treasury stock purchased (62,776 shares at $15.73 average cost per share)	-	-	-	-	(987)	-	-	(987)
Balance, September 30, 2020	$-	$71	$77,612	$(185)	$(4,630)	$69,478	$5,017	$147,363

Balance, January 1, 2019	$-	$57	$52,051	$(477)	$(2,640)	$46,926	$(1,111)	$94,806
Net income	-	-	-	-	-	8,535	-	8,535
Other comprehensive income	-	-	-	-	-	-	3,138	3,138
Dividends paid	-	-	-	-	-	(1,797)	-	(1,797)
Stock issued in connection with Big Muddy Bancorp, Inc. acquisition	-	10	16,425	-	-	-	-	16,435
Stock compensation expense	-	-	330	-	-	-	-	330
ESOP shares allocated (12,462 shares)	-	-	88	125	-	-	-	213
Treasury stock purchased (70,000 shares at $17.29 average cost per share)	-	-	-	-	(1,210)	-	-	(1,210)
Balance, September 30, 2019	$-	$67	$68,894	$(352)	$(3,850)	$53,664	$2,027	$120,450

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,042	$8,535
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loan loss provision	2,751	1,995
Impairment of servicing rights	878	-
Depreciation	1,813	1,308
Net amortization of investment securities premiums and discounts	749	704
Amortization of mortgage servicing rights	2,476	1,113
Amortization of right-of-use assets	347	354
Amortization of core deposit intangible and tax credits	495	761
Compensation expense related to restricted stock awards	226	330
ESOP compensation expense for allocated shares	223	213
Deferred income tax provision	22	417
Net gain on sale of loans	(24,432)	(11,451)
Originations of loans held-for-sale	(636,767)	(345,699)
Proceeds from sales of loans held-for-sale	645,327	339,245
Net gain on sale of available-for-sale securities	(1,068)	(49)
Net loss on sale of real estate owned and other repossessed assets	9	18
Net gain on sale/disposal of premises and equipment	(4)	(438)
Net appreciation in cash surrender value of life insurance	(480)	(572)
Net change in:
Accrued interest and dividends receivable	(1,030)	(583)
Other assets	(7,807)	(571)
Accrued expenses and other liabilities	3,936	741
Net cash provided by (used in) operating activities	3,706	(3,629)

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	18,149	53,257
Maturities, principal payments and calls	32,553	9,998
Purchases	(40,145)	(51,464)
FHLB stock redeemed	2,081	1,108
FRB stock purchased	(373)	(493)
Net cash received from acquisitions	5,044	6,901
Loan origination and principal collection, net	(30,040)	(50,189)
Proceeds from bank owned life insurance	-	519
Purchases of bank owned life insurance	(845)	-
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	28	352
Proceeds from sale of premises and equipment	13	2,500
Purchases of premises and equipment, net	(15,693)	(8,389)
Net cash used in investing activities	(29,228)	(35,900)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$102,765	$70,144
Net advances from FRB borrowings	23,786	-
Net short-term payments on FHLB and other borrowings	(27,000)	(29,687)
Long-term advances from FHLB and other borrowings	10,000	33,000
Payments on long-term FHLB and other borrowings	(37,859)	(28,836)
Proceeds from issuance of subordinated debentures	15,000	-
Repayment of subordinated debentures	(10,000)	-
Payments for debt issuance costs	(335)	-
Purchase of treasury stock	(987)	(1,210)
Dividends paid	(1,955)	(1,797)
Net cash provided by financing activities	73,415	41,614

NET INCREASE IN CASH AND CASH EQUIVALENTS	47,893	2,085

CASH AND CASH EQUIVALENTS, beginning of period	24,918	11,201

CASH AND CASH EQUIVALENTS, end of period	$72,811	$13,286

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$5,652	$5,245
Cash paid during the period for income taxes	$5,200	$1,131

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in fair value of securities available-for-sale	$5,006	$4,568
Mortgage servicing rights recognized	$4,133	$2,231
Right-of-use assets obtained in exchange for lease liabilities	$104	$2,374
Loans transferred to real estate and other assets acquired in foreclosure	$37	$131
Stock issued in connection with acquisitions	$8,467	$16,435

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

The results of operations for the nine-month period ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other period. In preparing consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights, the fair value of financial instruments, the valuation of goodwill and deferred tax assets and liabilities.

Principles of Consolidation

The consolidated financial statements include Eagle, the Bank, Eagle Bancorp Statutory Trust I (the “Trust”) and Western Financial Services, Inc. (“WFS”). WFS was acquired through the WHC merger. WFS was a wholly owned subsidiary of WB and was acquired through the merger. All significant intercompany transactions and balances have been eliminated in consolidation.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Reclassifications

Certain prior period amounts were reclassified to conform to the presentation for 2020. These reclassifications had no impact on net income or shareholders’ equity.

Subsequent Events

The Company has evaluated events and transactions subsequent to September 30, 2020 for recognition and/or disclosure.

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

The total accretable discount on WHC acquired loans was $1,166,000 as of January 1, 2020. During the three and nine months ended September 30, 2020, accretion of the loan discount was $264,000 and $512,000, respectively. The remaining accretable loan discount was $654,000 as of September 30, 2020.

The total accretable discount on BMB acquired loans was $2,813,000 as of January 1, 2019. During the year ended December 31, 2019, accretion of the loan discount was $1,480,000. During the three and nine months ended September 30, 2020, accretion of the loan discount was $182,000 and $513,000, respectively. The remaining accretable loan discount was $820,000 as of September 30, 2020.

One impaired loan was acquired through the WHC acquisition with an insignificant balance as of January 1, 2020. Four impaired loans were acquired through the BMB acquisition with a net balance of $556,000 as of January 1, 2019. The remaining balance of the acquired impaired loans as of September 30, 2020 was $129,000.

Fair value adjustments of $590,000 and $276,000 were recorded for WHC and BMB, respectively, related to premises and equipment. The Company used independent third party appraisals in the determination of the fair value of acquired assets.

Core deposit intangible assets of $208,000 were recorded for WHC and are being amortized using an accelerated method over the estimated useful lives of the related deposits of 10 years from date of acquisition. Core deposit intangible assets of $1,988,000 were recorded for BMB and are being amortized using an accelerated method over the estimated useful lives of the related deposits of 10 years from date of acquisition.

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

Direct costs related to the acquisitions were expensed as incurred. There were no acquisition costs recorded during the three months ended September 30, 2020. The Company recorded acquisition costs related to WHC of $157,000 during the nine months ended September 30, 2020 and $818,000 during the year ended December 31, 2019. The Company recorded acquisition costs related to BMB of $1,380,000 during the year ended December 31, 2019. Acquisition costs included professional fees and data processing expenses incurred related to the acquisitions.

Operations of acquired entities have been included in the consolidated financial statements since date of acquisition. The Company does not consider them as separate reporting segments and does not track the amount of revenues and net income attributable since acquisition. As such, it is impracticable to determine such amounts for the period from acquisition date through September 30, 2020.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. MERGERS AND ACQUISITIONS – continued

The accompanying consolidated statements of income include the results of operations of WHC since the January 1, 2020 acquisition date. The following table presents unaudited pro forma results of operations for the three and nine months ended September 30, 2019 as if the acquisition had occurred on January 1, 2019. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments and amortization of the core deposit intangible asset. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company purchased and assumed the assets and liabilities of WHC on January 1, 2019. Cost savings are also not reflected in the unaudited pro forma amounts for the three and nine months ended September 30, 2019.

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(Dollars in Thousands, Except Per Share Data)	(Dollars in Thousands, Except Per Share Data)
Pro forma net income(1)
Net interest income after loan loss provision	$9,720	$28,918
Noninterest income	8,709	18,484
Noninterest expense	12,913	35,785
Income before provision for income taxes	5,516	11,617
Income tax provision	1,103	2,323
Net income	$4,413	$9,294

Pro forma earnings per share(1)
Basic earnings per share	$0.69	$1.45
Diluted earnings per share	$0.68	$1.44

Basic weighted average shares outstanding	6,403,693	6,420,711
Diluted weighted average shares outstanding	6,425,380	6,442,934

(1) Significant assumptions utilized include the acquisition cost noted above and a 20.00% effective tax rate.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	September 30, 2020				December 31, 2019
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(In Thousands)
Available-for-Sale:
U.S. government obligations	$2,269	$39	$-	$2,308	$686	$9	$-	$695
U.S. treasury obligations	5,144	544	-	5,688	12,632	270	-	12,902
Municipal obligations	90,182	5,495	(6)	95,671	50,699	1,616	(93)	52,222
Corporate obligations	10,586	87	(9)	10,664	8,356	40	(8)	8,388
Mortgage-backed securities	8,156	146	(6)	8,296	9,460	56	(21)	9,495
Collateralized mortgage obligations	25,041	884	(3)	25,922	33,129	297	(92)	33,334
Asset-backed securities	17,166	15	(377)	16,804	10,110	-	(271)	9,839
Total	$158,544	$7,210	$(401)	$165,353	$125,072	$2,288	$(485)	$126,875

Proceeds from sales of available-for-sale securities and the associated gross realized gains and losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In Thousands)

Proceeds from sale of available-for-sale securities	$-	$-	$18,149	$53,257

Gross realized gain on sale of available-for-sale securities	$-	$-	$1,068	$549
Gross realized loss on sale of available-for-sale securities	-	-	-	(500)
Net realized gain on sale of available-for-sale securities	$-	$-	$1,068	$49

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

	September 30, 2020
	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$1,976	$1,987
Due from one to five years	16,793	17,517
Due from five to ten years	17,892	18,572
Due after ten years	88,686	93,059
	125,347	131,135
Mortgage-backed securities	8,156	8,296
Collateralized mortgage obligations	25,041	25,922
Total	$158,544	$165,353

As of September 30, 2020 and December 31, 2019 securities with a fair value of $21,238,000 and $18,897,000, respectively were pledged to secure public deposits and for other purposes required or permitted by law.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	September 30, 2020
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government obligations	$-	$-	$-	$-
U.S. treasury obligations	-	-	-	-
Municipal obligations	950	(6)	-	-
Corporate obligations	3,241	(9)	-	-
Mortgage-backed securities and collateralized mortgage obligations	1,748	(3)	1,614	(6)
Asset-backed securities	2,476	(14)	9,555	(363)
Total	$8,415	$(32)	$11,169	$(369)

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

Unrealized losses associated with investments are believed to be caused by changing market conditions, primarily spreads related to U.S. treasuries, that are considered to be temporary and the Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Based on the Company’s evaluation of these securities, no other-than-temporary impairment was recorded for the three and  nine months ended September 30, 2020, or 2019. As of September 30, 2020 and December 31, 2019, there were, respectively, 21 and 28 securities in unrealized loss positions that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

As of September 30, 2020 and  December 31, 2019, there were no U.S. government or U.S. treasury obligations with unrealized losses. As of September 30, 2020, 8 municipal obligations had unrealized losses of approximately 0.63% of the amortized cost associated with these securities. At December 31, 2019, 10 municipal obligations had unrealized losses of approximately 0.83% of the amortized cost associated with these securities. As of September 30, 2020, 3 corporate obligations had unrealized losses of approximately 0.28% of the amortized cost associated with these securities. At December 31, 2019, 1 corporate obligation had an unrealized loss of approximately 0.80% of the amortized cost associated with these securities. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

As of September 30, 2020, 2 mortgage-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) had unrealized losses of approximately 0.27% of the amortized cost associated with these securities. At December 31, 2019, 12 MBSs and CMOs had unrealized losses of approximately 0.63% of the amortized cost associated with these securities. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

As of September 30, 2020, 8 asset-backed securities (“ABSs”) had unrealized losses of approximately 3.04% of the amortized cost associated with these securities. At December 31, 2019, 5 ABSs had unrealized losses of approximately 2.68% of the amortized cost associated with these securities. Management believes that these securities are only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE

Loans receivable consisted of the following:

	September 30,	December 31,
	2020	2019
	(In Thousands)
Real estate loans:
Residential 1-4 family	$152,835	$157,898
Commercial real estate	432,473	434,025

Other loans:
Home equity	61,460	56,414
Consumer	20,694	18,882
Commercial	183,611	113,319

Total	851,073	780,538

Deferred loan fees, net	(2,595)	(1,303)
Allowance for loan losses	(11,300)	(8,600)
Total loans, net	$837,178	$770,635

Within the loan categories above, $11,274,000 and $13,602,000 was guaranteed by the United States Department of Agriculture Rural Development at September 30, 2020 and December 31, 2019, respectively. Also within the loan categories above, $9,460,000 and $5,701,000 was guaranteed by the United States Department of Agriculture Farm Service Agency at September 30, 2020 and December 31, 2019, respectively. In addition, $45,216,000 was guaranteed by the Small Business Administration ("SBA") under their Payroll Protection Program ("PPP") at September 30, 2020. Deferred loan fees, net includes $1,207,000 of remaining deferred fees related to the PPP at September 30, 2020.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

Allowance for loan losses activity was as follows:

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Balance, July, 1 2020	$1,369	$6,096	$491	$371	$2,173	$10,500
Charge-offs	-	-	-	(14)	(67)	(81)
Recoveries	-	2	-	2	23	27
Provision	92	623	13	9	117	854
Balance, September 30, 2020	$1,461	$6,721	$504	$368	$2,246	$11,300

Allowance for loan losses:
Balance, January 1, 2020	$1,301	$4,826	$477	$284	$1,712	$8,600
Charge-offs	-	(18)	-	(25)	(85)	(128)
Recoveries	-	10	-	13	54	77
Provision	160	1,903	27	96	565	2,751
Balance, September 30, 2020	$1,461	$6,721	$504	$368	$2,246	$11,300

Balance, September 30, 2020 allocated to loans individually evaluated for impairment	$296	$-	$-	$-	$-	$296

Balance, September 30, 2020 allocated to loans collectively evaluated for impairment	$1,165	$6,721	$504	$368	$2,246	$11,004

Loans receivable:
Balance, September 30, 2020	$152,835	$432,473	$61,460	$20,694	$183,611	$851,073

Balance, September 30, 2020 of loans individually evaluated for impairment	$1,128	$3,998	$115	$163	$2,118	$7,522

Balance, September 30, 2020 of loans collectively evaluated for impairment	$151,707	$428,475	$61,345	$20,531	$181,493	$843,551

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Balance, July, 1 2019	$1,301	$4,276	$477	$224	$1,472	$7,750
Charge-offs	-	-	-	(44)	(208)	(252)
Recoveries	-	4	-	3	1	8
Provision	-	380	-	44	270	694
Balance, September 30, 2019	$1,301	$4,660	$477	$227	$1,535	$8,200

Allowance for loan losses:
Balance, January 1, 2019	$1,301	$3,593	$477	$190	$1,039	$6,600
Charge-offs	-	(20)	(75)	(57)	(305)	(457)
Recoveries	-	13	-	18	31	62
Provision	-	1,074	75	76	770	1,995
Balance, September 30, 2019	$1,301	$4,660	$477	$227	$1,535	$8,200

Balance, September 30, 2019 allocated to loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Balance, September 30, 2019 allocated to loans collectively evaluated for impairment	$1,301	$4,660	$477	$227	$1,535	$8,200

Loans receivable:
Balance, September 30, 2019	$143,067	$416,157	$56,537	$19,012	$119,952	$754,725

Balance, September 30, 2019 of loans individually evaluated for impairment	$795	$1,370	$99	$142	$1,305	$3,711

Balance, September 30, 2019 of loans collectively evaluated for impairment	$142,272	$414,787	$56,438	$18,870	$118,647	$751,014

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

Internal classification of the loan portfolio was as follows:

	September 30, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$108,957	$-	$865	$199	$-	$110,021
Residential 1-4 family construction	42,477	-	337	-	-	42,814
Commercial real estate	304,205	1,633	2,647	-	-	308,485
Commercial construction and development	56,913	14	-	-	-	56,927
Farmland	65,399	136	1,473	53	-	67,061
Other loans:
Home equity	61,345	-	115	-	-	61,460
Consumer	20,531	-	163	-	-	20,694
Commercial	121,769	829	705	-	-	123,303
Agricultural	58,617	446	814	431	-	60,308
Total	$840,213	$3,058	$7,119	$683	$-	$851,073

	December 31, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$118,116	$-	$1,180	$-	$-	$119,296
Residential 1-4 family construction	38,265	-	337	-	-	38,602
Commercial real estate	328,750	-	2,312	-	-	331,062
Commercial construction and development	52,620	-	50	-	-	52,670
Farmland	49,959	108	168	58	-	50,293
Other loans:
Home equity	56,039	78	297	-	-	56,414
Consumer	18,694	-	188	-	-	18,882
Commercial	71,868	159	707	63	-	72,797
Agricultural	39,347	138	570	467	-	40,522
Total	$773,658	$483	$5,809	$588	$-	$780,538

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

The following tables include information regarding delinquencies within the loan portfolio.

	September 30, 2020
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$115	$-	$115	$694	$109,212	$110,021
Residential 1-4 family construction	952	-	952	337	41,525	42,814
Commercial real estate	919	57	976	916	306,593	308,485
Commercial construction and development	-	-	-	-	56,927	56,927
Farmland	41	-	41	1,435	65,585	67,061
Other loans:
Home equity	67	-	67	115	61,278	61,460
Consumer	43	-	43	163	20,488	20,694
Commercial	57	-	57	668	122,578	123,303
Agricultural	29	-	29	1,290	58,989	60,308
Total	$2,223	$57	$2,280	$5,618	$843,175	$851,073

	December 31, 2019
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$702	$4	$706	$618	$117,972	$119,296
Residential 1-4 family construction	260	-	260	337	38,005	38,602
Commercial real estate	793	-	793	583	329,686	331,062
Commercial construction and development	72	-	72	50	52,548	52,670
Farmland	1,039	-	1,039	476	48,778	50,293
Other loans:
Home equity	420	-	420	98	55,896	56,414
Consumer	128	-	128	156	18,598	18,882
Commercial	484	-	484	824	71,489	72,797
Agricultural	702	1,805	2,507	499	37,516	40,522
Total	$4,600	$1,809	$6,409	$3,641	$770,488	$780,538

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

The following tables include information regarding impaired loans.

	September 30, 2020
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
Real estate loans:
Residential 1-4 family	$791	$850	$296
Residential 1-4 family construction	337	387	-
Commercial real estate	2,549	2,789	-
Commercial construction and development	14	14	-
Farmland	1,435	1,451	-
Other loans:
Home equity	115	138	-
Consumer	163	191	-
Commercial	668	796	-
Agricultural	1,450	1,707	-
Total	$7,522	$8,323	$296

	December 31, 2019
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
Real estate loans:
Residential 1-4 family	$618	$657	$-
Residential 1-4 family construction	337	387	-
Commercial real estate	583	766	-
Commercial construction and development	50	225	-
Farmland	476	513	-
Other loans:
Home equity	98	115	-
Consumer	156	169	-
Commercial	824	887	74
Agricultural	499	756	-
Total	$3,641	$4,475	$74

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	Average Recorded Investment		Average Recorded Investment
	(In Thousands)		(In Thousands)
Real estate loans:
Residential 1-4 family	$860	$401	$704	$355
Residential 1-4 family construction	337	337	337	486
Commercial real estate	2,561	787	1,565	663
Commercial construction and development	54	-	32	7
Farmland	1,345	476	956	238
Other loans:
Home equity	153	149	107	295
Consumer	181	137	160	134
Commercial	731	768	746	551
Agricultural	1,470	615	975	272
Total	$7,692	$3,670	$5,582	$3,001

Interest income recognized on impaired loans for the three and nine months ended September 30, 2020 and 2019 is considered insignificant. Interest payments received on a cash basis related to impaired loans were $485,000 and $394,000 for September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020 and December 31, 2019, there were troubled debt restructured (“TDR”) loans of $1,825,000 and $246,000, respectively.

During the three months ended September 30, 2020, there were no new TDR loans. During the nine months ended September 30, 2020 there were a total of three new TDR loans. The recorded investment at time of restructure was $94,000 for a commercial construction and development loan, $1,633,000 for a commercial real estate loan and $160,000 for an agricultural loan. No charge-offs were incurred and the loans are on accrual status. The recorded investments were $14,000, $1,633,000 and $160,000, respectively at September 30, 2020. There were no new TDR loans during the three or nine months ended September 30, 2019.

There was one loan modified as a TDR that defaulted during the three and nine months ended September 30, 2020 where the default occurred within 12 months of restructuring. As a result, a charge-off of $67,000 was incurred on this loan during the third quarter bringing the net book balance to $0. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of September 30, 2020, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in troubled debt restructures.

The Company has offered borrowers accommodations due to the impact from COVID-19, including 90-day deferrals, interest only payments and forbearances, which are not considered TDR's as they met the criteria established in the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). In addition, during the three months ended September 30, 2020, the Montana Board of Investments ("MBOI") began offering 12-months of interest payment assistance to 26 qualified borrowers. As of September 30, 2020, loan modifications for 90-day deferrals, interest only payments and the MBOI program included 66 borrowers representing $55,210,000 in loans compared to 315 borrowers representing $125,713,000 as of June 30, 2020. As of September 30, 2020, there were approximately 76 forbearances approved for residential mortgage loans, of which 68 are sold and serviced.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. MORTGAGE SERVICING RIGHTS

The Company is servicing mortgage loans for the benefit of others which are not included in the consolidated statements of financial condition and have unpaid principal balances of $1,395,326,000 and $1,169,869,000 at September 30, 2020 and December 31, 2019, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $815,000 and $671,000 for the three months ended September 30, 2020 and 2019, respectively. Mortgage loan servicing fees were $2,320,000 and $1,918,000 for the nine months ended September 30, 2020 and 2019, respectively. These fees, net of amortization, are included in mortgage banking, net which is a component of noninterest income on the consolidated statements of income.

Custodial balances maintained in connection with the foregoing loan servicing, and included in noninterest checking deposits, were $16,253,000 and $8,402,000 at September 30, 2020 and December 31, 2019, respectively.

The following table is a summary of activity in mortgage servicing rights:

	As of or For the
	Three Months Ended
	September 30,
	2020	2019
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$9,550	$7,666
Mortgage servicing rights capitalized	1,700	1,030
Amortization of mortgage servicing rights	(854)	(478)
Ending balance	$10,396	$8,218
Valuation allowance:
Beginning balance	(1,216)	-
Recovery of servicing rights	338	-
Ending balance	(878)	-
Mortgage servicing rights, net	$9,518	$8,218

	As of or For the
	Nine Months Ended
	September 30,
	2020	2019
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$8,739	$7,100
Mortgage servicing rights capitalized	4,133	2,231
Amortization of mortgage servicing rights	(2,476)	(1,113)
Ending balance	$10,396	$8,218
Valuation allowance:
Beginning balance	-	-
Impairment of servicing rights	(878)	-
Ending balance	(878)	-
Mortgage servicing rights, net	$9,518	$8,218

After an impairment expense on mortgage servicing rights assets of $1,216,000 was recorded for the six months ended June 30, 2020, a recovery of $338,000 was recorded for the three months ended  September 30, 2020 as a result of slower than expected prepayment speed assumptions. Impairment of servicing rights is included in other noninterest expense on the consolidated statements of income.

The fair values of these rights were $9,518,000 and $9,835,000 at September 30, 2020 and December 31, 2019, respectively. The fair value of servicing rights was determined at loan level, depending on the interest rate and term of the specific loan, using the following valuation assumptions:

	September 30,	December 31,
	2020	2019
Key assumptions:
Discount rate	12%	12%
Prepayment speed range	234 - 337%	110 - 246%
Weighted average prepayment speed	289%	171%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. DEPOSITS

Deposits are summarized as follows:

	September 30,	December 31,
	2020	2019
	(In Thousands)

Noninterest checking	$295,058	$200,035
Interest bearing checking	155,671	116,397
Savings	169,981	126,991
Money market	187,245	132,506
Time certificates of deposit	190,375	233,064
Total	$998,330	$808,993

Time certificates of deposits include $495,000 and $10,180,000 related to fixed rate brokered CDs at September 30, 2020 and December 31, 2019, respectively. In addition, time certificates of deposits include $0 and $16,000,000 related to fixed rate brokered certificates through the Certificate of Deposit Account Registry Service (“CDARS”) at September 30, 2020 and December 31, 2019, respectively.

NOTE 7. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

	September 30, 2020		December 31, 2019
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)

Senior notes fixed at 5.75%, due 2022	$10,000	$(59)	$10,000	$(92)
Subordinated debentures fixed at 6.75%, due 2025	-	-	10,000	(122)
Subordinated debentures fixed at 5.50% to floating, due 2030	15,000	(324)	-	-
Subordinated debentures variable at 3-Month Libor plus 1.42%, due 2035	5,155	-	5,155	-
Total other long-term debt	$30,155	$(383)	$25,155	$(214)

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. OTHER LONG-TERM DEBT – continued

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at three-month LIBOR plus 1.42%, making the rate 1.654% and 3.328% as of September 30, 2020 and December 31, 2019, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date.

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

		Unrealized
	Unrealized	Gains (Losses)
	Gains (Losses)	on Investment
	on Loans	Securities
	Held-for-Sale	Available-for-Sale	Total
		(In Thousands)
Balance, January 1, 2020	$-	$1,329	$1,329
Other comprehensive income, before reclassifications and income taxes	-	4,811	4,811
Amounts reclassified from accumulated other comprehensive income, before income taxes	-	(1,068)	(1,068)
Income tax provision	-	(986)	(986)
Total other comprehensive income	-	2,757	2,757
Balance, June 30, 2020	-	4,086	4,086
Other comprehensive income, before reclassifications and income taxes	-	1,263	1,263
Amounts reclassified from accumulated other comprehensive income, before income taxes	-	-	-
Income tax provision	-	(332)	(332)
Total other comprehensive income	-	931	931
Balance, September 30, 2020	$-	$5,017	$5,017

Balance, January 1, 2019	$227	$(1,338)	$(1,111)
Other comprehensive income, before reclassifications and income taxes	296	3,451	3,747
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(605)	(49)	(654)
Income tax benefit (provision)	82	(896)	(814)
Total other comprehensive (loss) income	(227)	2,506	2,279
Balance, June 30, 2019	-	1,168	1,168
Other comprehensive income, before reclassifications and income taxes	-	1,166	1,166
Amounts reclassified from accumulated other comprehensive income, before income taxes	-	-	-
Income tax provision	-	(307)	(307)
Total other comprehensive income	-	859	859
Balance, September 30, 2019	$-	$2,027	$2,027

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. EARNINGS PER SHARE

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in Thousands, Except Per Share Data)

Basic weighted average shares outstanding	6,776,417	6,403,693	6,804,495	6,420,711
Dilutive effect of stock compensation	37,322	21,687	29,434	22,223
Diluted weighted average shares outstanding	6,813,739	6,425,380	6,833,929	6,442,934

Net income available to common shareholders	$6,380	$4,105	$16,042	$8,535

Basic earnings per common share	$0.94	$0.64	$2.36	$1.33

Diluted earnings per common share	$0.94	$0.63	$2.35	$1.32

There were no anti-dilutive shares at September 30, 2020 and December 31, 2019.

NOTE 10. DIVIDENDS AND STOCK REPURCHASE PROGRAM

Dividends

For the year ended December 31, 2019, Eagle paid dividends of $0.0925 per share for the quarters ended March 31 and June 30, 2019. Eagle paid dividends of $0.0950 per share for the quarters ended September 30 and December 31, 2019. A dividend of $0.0950 per share was declared on January 23, 2020 and paid on March 6, 2020 to shareholders of record on February 14, 2020. A dividend of $0.0950 per share was declared on April 23, 2020 and paid on  June 5, 2020 to shareholders of record on May 15, 2020. A dividend of $0.0975 per share was declared on July 23, 2020 and paid on  September 4, 2020 to shareholders of record on August 14, 2020. A dividend of $0.0975 per share was declared on  October 22, 2020, payable on  December 4, 2020 to shareholders of record on November 13, 2020.

Stock Repurchase Program

On July 23, 2020, Eagle's Board of Directors (the "Board") authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. During the third quarter of 2020, the Company purchased 41,337 shares at an average price of $15.75 under this repurchase plan. The plan expires on July 23, 2021.

On July 18, 2019, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchased its shares and the timing of such repurchase depended upon market conditions and other corporate considerations. No shares were purchased under this plan during the year ended December 31, 2019 or the first quarter of 2020. However, during the second quarter of 2020, 1,281 shares were purchased at an average price of $16.95 per share. In addition, during the third quarter of 2020, 20,158 shares were purchased at an average price of $15.60 per share. This plan expired on July 18, 2020.

On July 19, 2018, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchased its shares and the timing of such repurchase depended upon market conditions and other corporate considerations. No shares were purchased under this plan during the year ended December 31, 2018. However, during the first quarter of 2019, 42,000 shares were purchased at an average price of $17.43 per share. In addition, 28,000 shares were purchased during the second quarter of 2019 at an average price of $17.09 per share. This plan expired on July 19, 2019.

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

Derivatives are summarized as follows:

	September 30, 2020			December 31, 2019
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$280,492	$7,148	$-	$48,303	$554	$-
Forward TBA mortgage-backed securities	226,000	-	432	67,000	-	201

Changes in the fair value of the derivatives are recorded in mortgage banking, net within noninterest income on the consolidated statements of income. Net gains of $2,961,000 and $1,393,000 were recorded for the three months ended September 30, 2020 and 2019, respectively. Net gains of $6,363,000 and $864,000 were recorded for the nine months ended September 30, 2020 and 2019, respectively.

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

■	Level 3 Inputs – Valuations are based on unobservable inputs that may include significant management judgment and estimation.

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

	September 30, 2020
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government obligations	-	$2,308	$-	$2,308
U.S. treasury obligations	5,688	-	-	5,688
Municipal obligations	-	95,671	-	95,671
Corporate obligations	-	10,664	-	10,664
Mortgage-backed securities	-	8,296	-	8,296
Collateralized mortgage obligations	-	25,922	-	25,922
Asset-backed securities	-	16,804	-	16,804
Loans held-for-sale	-	41,484	-	41,484
Interest rate lock commitments	-	-	7,148	7,148
Financial liabilities:
Forward TBA mortgage-backed securities	-	432	-	432

	December 31, 2019
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government obligations	-	$695	$-	$695
U.S. treasury obligations	12,902	-	-	12,902
Municipal obligations	-	52,222	-	52,222
Corporate obligations	-	8,388	-	8,388
Mortgage-backed securities	-	9,495	-	9,495
Collateralized mortgage obligations	-	33,334	-	33,334
Asset-backed securities	-	9,839	-	9,839
Loans held-for-sale	-	25,612	-	25,612
Interest rate lock commitments	-	-	554	554
Financial liabilities:
Forward TBA mortgage-backed securities	-	201	-	201

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

The following table summarizes financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

	September 30, 2020
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$482	$482
Real estate and other repossessed assets	-	-	-	-
Mortgage servicing rights	-	-	9,518	9,518

	December 31, 2019
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$491	$491
Real estate and other repossessed assets	-	-	25	25
Mortgage servicing rights	-	-	-	-

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2020.

Interest
Rate Lock
Commitments
(In Thousands)
Balance, July, 1 2020	$5,501
Purchases and issuances	8,360
Sales and settlements	(6,713)
Balance, September 30, 2020	$7,148

Net change in unrealized gains relating to items held at end of period	$1,647

Interest
Rate Lock
Commitments
(In Thousands)
Balance, January 1, 2020	$554
Purchases and issuances	21,061
Sales and settlements	(14,467)
Balance, September 30, 2020	$7,148

Net change in unrealized gains relating to items held at end of period	$6,594

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

	September 30, 2020
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$72,811	$-	$-	$72,811	$72,811
FHLB stock	2,817	-	-	2,817	2,817
FRB stock	2,974	-	-	2,974	2,974
Loans receivable, gross	-	-	857,472	857,472	848,478
Accrued interest and dividends receivable	6,615	-	-	6,615	6,615
Mortgage servicing rights	-	-	9,518	9,518	9,518
Financial liabilities:
Non-maturing interest bearing deposits	-	512,897	-	512,897	512,897
Noninterest bearing deposits	295,058	-	-	295,058	295,058
Time certificates of deposit	-	-	191,384	191,384	190,375
Accrued expenses and other liabilities	17,987	-	-	17,987	17,987
FHLB advances and other borrowings	-	-	59,998	59,998	59,777
Other long-term debt	-	-	29,323	29,323	30,155

	December 31, 2019
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$24,918	$-	$-	$24,918	$24,918
FHLB stock	4,683	-	-	4,683	4,683
FRB stock	2,526	-	-	2,526	2,526
Loans receivable, gross	-	-	778,923	778,923	779,235
Accrued interest and dividends receivable	4,577	-	-	4,577	4,577
Mortgage servicing rights	-	-	9,835	9,835	8,739
Financial liabilities:
Non-maturing interest bearing deposits	-	375,894	-	375,894	375,894
Noninterest bearing deposits	200,035	-	-	200,035	200,035
Time certificates of deposit	-	-	233,041	233,041	233,064
Accrued expenses and other liabilities	9,624	-	-	9,624	9,624
FHLB advances and other borrowings	-	-	88,447	88,447	88,350
Other long-term debt	-	-	24,661	24,661	25,155

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS – continued

The Company believes the amendments in this update will have an impact on the Company’s consolidated financial statements and is continuing to evaluate the significance of that impact, even though the adoption date has been deferred. In that regard, we have established a working group composed of individuals from the finance and credit administration areas of the Company. We are currently developing an implementation plan, including assessment of processes, segmentation of the loan portfolio and identifying and adding data fields necessary for analysis. The adoption of this standard is likely to result in an increase in the allowance for loan and lease losses as a result of changing from an “incurred loss” model to an “expected loss” model. While we currently cannot reasonably estimate the impact of adopting this standard, we expect the impact will be influenced by the composition, characteristics and quality of our loan and securities portfolios, as well as the general economic conditions and forecasts as of the adoption date.

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee changed the federal funds target rate from 2.50% to 1.75% during the year ended December 31, 2019. The rate decreased from 1.75% to 0.25% during the nine months ended September 30, 2020. The rate reductions add continued pressure on loan yields.

Recent Events

COVID-19

The third quarter performance was strong due to higher mortgage banking operations, as a result of a historically low interest rate environment, and substantial gains from loan sales. However, the Company also continues to see the impact of the COVID-19 pandemic and its consequences on our Montana communities. The Bank is focused on supporting our customers, communities and employees while prudently managing risk. The Bank is closely monitoring borrowers and businesses serviced and is providing debt service relief for those that have been impacted.

Health care and social assistance, hotels and lodging, bars and restaurants, schools and childcare, farmers and ranchers, casinos, and nursing homes, among others, have seen dramatic changes in revenues for their business. The Bank evaluates exposure in the most affected industries. The Bank continues to reach out to specific borrowers to assess the risks and understand their needs.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Events– continued

COVID-19 – continued

The Bank has offered multiple accommodation options to its clients, including 90-day deferrals, forbearances and interest only payments. In addition, during the three months ended September 30, 2020, the Montana Board of Investments ("MBOI") began offering 12-months of interest payment assistance to qualified borrowers. As of September 30, 2020, loan modifications for 66 borrowers represented $55.21 million in loans compared to 315 borrowers representing $125.71 million as of June 30, 2020. The Bank qualified 26 borrowers for the MBOI program representing $23.68 million in loans, which are included in the third quarter modifications. As of September 30, 2020 there were approximately 76 forbearances approved for residential mortgage loans, of which 68 are sold and serviced. Our interest income in future periods could be reduced as a result of such measures. In addition, it is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged. Utilization of credit lines were 83.4% at the end of the third quarter and were consistent with the previous quarter and historical usage. The Paycheck Protection Program has provided some temporary relief to small business customers of Eagle but the extent of the impact the pandemic will have on businesses’ ability to sustain operations is unclear at this point. Eagle will continue to closely monitor each of its loans for risk.

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

On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) providing economic relief for the country, including the $349 billion Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) to fund short-term loans for small businesses. In April 2020, additional funding was approved for the PPP. Eagle began taking loan applications from its small business clients immediately after the program was implemented, and as of September 30, 2020, had helped 758 customers receive $45.22 million in SBA PPP loans. The Bank has started to process applications for PPP loan forgiveness for customers, with 569 loans representing $9.92 million of the total SBA PPP loans qualifying for the streamlined PPP loan forgiveness application.

As of September 30, 2020, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses. We rely on cash on hand as well as dividends from our subsidiary bank to service our debt. If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

As of September 30, 2020, our goodwill was not impaired. COVID-19 could cause a further and sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At September 30, 2020 we had goodwill of $20.80 million.

While all industries have and will continue to experience adverse impacts as a result of the COVID-19 pandemic, we had exposures in the following impacted industries, as a percentage of loans as of September 30, 2020:  health and social assistance (2.9%), hotels and lodging (4.2%), bars and restaurants (2.5%), casinos (1.2%) and nursing homes (0.4%).

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between September 30, 2020 and December 31, 2019.

Total assets were $1.26 billion at September 30, 2020, an increase of $200.77 million, or 19.0% from $1.05 billion at December 31, 2019. The increase was largely due to the change in securities available-for sale and loans receivable. Securities available-for-sale increased by $38.47 million from December 31, 2019. Loans receivable increased by $66.54 million from December 31, 2019. In addition, total cash and cash equivalents increased by $47.89 from December 31, 2019 and has been impacted by PPP funds deposited by borrowers and FRB's Payroll Protection Program Loan Funding ("PPPLF") facility. Total liabilities were $1.11 billion at September 30, 2020, an increase of $175.07 million, or 18.8%, from $932.60 million at December 31, 2019. The increase was largely due to an increase in deposits partially offset by a reduction in FHLB advances and other borrowings. Total deposits increased by $189.34 million from December 31, 2019. Total shareholders’ equity increased by $25.70 million from December 31, 2019.

Financial Condition Details

Investment Activities

The following table summarizes investment activities:

	September 30,		December 31,
	2020		2019
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government obligations	$2,308	1.40%	$695	0.55%
U.S. treasury obligations	5,688	3.44%	12,902	10.17%
Municipal obligations	95,671	57.85%	52,222	41.17%
Corporate obligations	10,664	6.45%	8,388	6.61%
Mortgage-backed securities	8,296	5.02%	9,495	7.48%
Collateralized mortgage obligations	25,922	15.68%	33,334	26.27%
Asset-backed securities	16,804	10.16%	9,839	7.75%
Total securities available-for-sale	$165,353	100.00%	$126,875	100.00%

Securities available-for-sale were $165.35 million at September 30, 2020, an increase of $38.47 million, or 30.3%, from $126.88 million at December 31, 2019. Securities increased during the period due to the WHC acquisition, which included acquired securities of $43.71 million. Excluding securities acquired, securities decreased by $5.23 million. Sales and maturities of securities were largely offset by purchases during the period.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	September 30,		December 31,
	2020		2019
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential 1-4 family (1)	$110,021	12.93%	$119,296	15.28%
Residential 1-4 family construction	42,814	5.03%	38,602	4.95%
Total residential 1-4 family	152,835	17.96%	157,898	20.23%

Commercial real estate	308,485	36.24%	331,062	42.41%
Commercial construction and development	56,927	6.69%	52,670	6.75%
Farmland	67,061	7.88%	50,293	6.44%
Total commercial real estate	432,473	50.81%	434,025	55.60%

Total real estate loans	585,308	68.77%	591,923	75.83%

Other loans:
Home equity	61,460	7.22%	56,414	7.23%
Consumer	20,694	2.43%	18,882	2.42%

Commercial	123,303	14.49%	72,797	9.33%
Agricultural	60,308	7.09%	40,522	5.19%
Total commercial	183,611	21.58%	113,319	14.52%

Total other loans	265,765	31.23%	188,615	24.17%

Total loans	851,073	100.00%	780,538	100.00%

Deferred loan fees	(2,595)		(1,303)
Allowance for loan losses	(11,300)		(8,600)
Total loans, net	$837,178		$770,635

(1)	Excludes loans held-for-sale.

Loans receivable, net increased $66.54 million, or 8.6%, to $837.18 million at September 30, 2020 from $770.64 million at December 31, 2019. The increase was impacted by the WHC acquisition. The WHC acquisition included $43.42 million of acquired loans. Excluding acquired loans, loans receivable increased by $23.12 million. Including acquired loans, total commercial loans increased $70.29 million, total commercial real estate loans decreased $1.56 million, total residential loans decreased $5.06 million, home equity loans increased $5.05 million and consumer loans increased $1.81 million.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities– continued

Total loan originations were $928.87 million for the nine months ended September 30, 2020. Total residential 1-4 family originations were $678.24 million, which includes $636.77 million of loans held-for-sale originations. Total commercial real estate originations were $101.58 million. Total commercial originations were $115.63 million, which includes $45.71 million of SBA PPP loans. Home equity loan originations totaled $23.93 million. Consumer loan originations totaled $9.49 million. Loans held-for-sale increased by $15.87 million to $41.48 million at September 30, 2020 from $25.61 million at December 31, 2019.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. Subsequent write-downs are recorded as a charge to operations. As of September 30, 2020 and December 31, 2019, the Bank had $25,000 and $26,000, respectively, of real estate owned and other repossessed property.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities– continued

The following table sets forth information regarding nonperforming assets:

	September 30,	December 31,
	2020	2019
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential 1-4 family	$694	$618
Residential 1-4 family construction	337	337
Commercial real estate	916	583
Commercial construction and development	-	50
Farmland	1,435	323
Other loans:
Home equity	97	78
Consumer	163	156
Commercial	668	750
Agricultural	1,290	499
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	-	4
Commercial real estate	57	-
Other loans:
Agricultural	-	1,805
Restructured loans:
Real estate loans:
Commercial real estate	1,633	-
Commercial construction and development	14	-
Farmland	-	153
Other loans:
Home equity	18	20
Commercial	-	74
Agricultural	160	-
Total nonperforming loans	7,482	5,450
Real estate owned and other repossessed property, net	25	26
Total nonperforming assets	$7,507	$5,476

Total nonperforming loans to total loans	0.88%	0.70%
Total nonperforming loans to total assets	0.60%	0.52%
Total allowance for loan loss to nonperforming loans	151.03%	157.80%
Total nonperforming assets to total assets	0.60%	0.52%

Non-accrual loans as of September 30, 2020 and December 31, 2019 include $1.97 million and $1.05 million, respectively of acquired loans that deteriorated subsequent to the acquisition date.

As of September 30, 2020, loan modifications for 66 borrowers represented $55.21 million in loans compared to 315 borrowers representing $125.71 million as of June 30, 2020. As of September 30, 2020 there are approximately 76 forbearances approved for residential mortgage loans, of which 68 are sold and serviced.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	September 30,		December 31,
	2020		2019
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$295,058	29.55%	$200,035	24.72%
Interest bearing checking	155,671	15.59%	116,397	14.39%
Savings	169,981	17.03%	126,991	15.70%
Money market	187,245	18.76%	132,506	16.38%
Total	807,955	80.93%	575,929	71.19%
Certificates of deposit accounts:
IRA certificates	24,756	2.48%	25,240	3.12%
Brokered certificates	495	0.05%	10,180	1.26%
Other certificates	165,124	16.54%	197,644	24.43%
Total certificates of deposit	190,375	19.07%	233,064	28.81%
Total deposits	$998,330	100.00%	$808,993	100.00%

Deposits increased by $189.34 million, or 23.4%, to $998.33 million at September 30, 2020 from $808.99 million at December 31, 2019. The increase was due in part to the WHC acquisition. Excluding acquired deposits, total deposits increased by $102.77 million. Including acquired deposits, noninterest checking increased by $95.02 million, money market increased by $54.74 million, savings increased by $42.99 million and interest bearing checking increased by $39.27 million. Certificates of deposit decreased by $42.68 million. The decrease in time certificates of deposit was impacted by a decrease of $9.68 million in fixed rate brokered CDs, as well as a decrease in other certificates of $32.52 million.

The following table summarizes borrowing activity:

	September 30,		December 31,
	2020		2019
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings	$59,777	66.75%	$88,350	77.99%
Other long-term debt:
Senior notes fixed at 5.75%, due 2022	9,941	11.10%	9,908	8.74%
Subordinated debentures fixed at 6.75%, due 2025	-	0.00%	9,878	8.72%
Subordinated debentures fixed at 5.50% to floating, due 2030	14,676	16.39%	-	0.00%
Subordinated debentures variable, due 2035	5,155	5.76%	5,155	4.55%
Total other long-term debt	29,772	33.25%	24,941	22.01%
Total borrowings	$89,549	100.00%	$113,291	100.00%

FHLB advances and other borrowings decreased by $28.57 million, or 32.3%, to $59.78 million at September 30, 2020 from $88.35 million at December 31, 2019. The FHLB advances and other borrowings at September 30, 2020 include $23.79 million of FRB borrowings as Eagle used the FRB's "PPPLF" facility as a partial source of funding for its SBA PPP loans. Excluding FRB borrowings, FHLB advances decreased by $52.36 million from December 31, 2019. This decrease is due to slower than expected loan growth coupled with increased liquidity resulting from the WHC acquisition and growth in non-maturity deposits fueled by PPP funding and economic stimulus. Total other long-term debt increased by $4.83 million primarily due to the issuance in June 2020 of $15.00 million in subordinated notes due 2030, partially offset by the redemption in July 2020 of $10.00 million, 6.75% subordinated notes due 2025.

Shareholders’ Equity

Total shareholders’ equity increased $25.70 million, or 21.1%, to $147.36 million at September 30, 2020 from $121.66 million at December 31, 2019. This was primarily the result of stock issued in connection with the WHC acquisition of $8.47 million, net income of $16.04 million and other comprehensive income of $3.69 million. These increases were slightly offset by dividends paid of $1.96 million and stock repurchases of $987,000.

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

	For the Three Months Ended September 30,
	2020			2019
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$163,102	$874	2.13%	$134,980	$916	2.69%
FHLB and FRB stock	6,299	95	5.98%	8,049	107	5.27%
Loans receivable(1)	902,543	11,340	4.98%	779,770	10,731	5.46%
Other earning assets	43,662	30	0.27%	4,188	19	1.80%
Total interest earning assets	1,115,606	12,339	4.39%	926,987	11,773	5.04%
Noninterest earning assets	129,312			100,911
Total assets	$1,244,918			$1,027,898

Liabilities and equity:
Interest bearing liabilities:
Deposit accounts:
Checking	$157,542	$13	0.03%	$114,820	$11	0.04%
Savings	160,118	33	0.08%	119,555	24	0.08%
Money market	176,276	102	0.23%	121,588	109	0.36%
Certificates of deposit	200,527	631	1.25%	213,073	878	1.63%
Advances from FHLB and other borrowings including long-term debt	108,427	782	2.86%	136,306	1,052	3.06%
Total interest bearing liabilities	802,890	1,561	0.77%	705,342	2,074	1.17%
Noninterest checking	276,580			188,291
Other noninterest bearing liabilities	21,840			15,753
Total liabilities	1,101,310			909,386

Total equity	143,608			118,512

Total liabilities and equity	$1,244,918			$1,027,898
Net interest income/interest rate spread(2)		$10,778	3.62%		$9,699	3.87%

Net interest margin(3)			3.83%			4.15%
Total interest earning assets to interest bearing liabilities			138.95%			131.42%

(1)	Includes loans held-for-sale.
(2)	Interest rate spread represents the difference between the average yield on interest earning assets and the average rate on interest bearing liabilities.
(3)	Net interest margin represents income before the provision for loan losses divided by average interest earning assets.
(4)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Net Interest Income – continued

	For the Nine Months Ended September 30,
	2020			2019
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$168,170	$2,853	2.26%	$137,533	$2,802	2.72%
FHLB and FRB stock	6,934	284	5.46%	7,582	297	5.24%
Loans receivable(1)	870,114	33,832	5.18%	753,541	31,378	5.57%
Other earning assets	34,309	134	0.52%	3,984	55	1.85%
Total interest earning assets	1,079,527	37,103	4.58%	902,640	34,532	5.11%
Noninterest earning assets	124,192			95,835
Total assets	$1,203,719			$998,475

Liabilities and equity:
Interest bearing liabilities:
Deposit accounts:
Checking	$147,054	$47	0.04%	$115,549	$33	0.04%
Savings	149,129	118	0.11%	118,972	61	0.07%
Money market	160,477	362	0.30%	121,907	305	0.33%
Certificates of deposit	224,251	2,536	1.51%	205,396	2,334	1.52%
Advances from FHLB and other borrowings including long-term debt	115,861	2,362	2.72%	131,011	3,031	3.09%
Total interest bearing liabilities	796,772	5,425	0.91%	692,835	5,764	1.11%
Noninterest checking	250,132			179,539
Other noninterest bearing liabilities	18,935			12,487
Total liabilities	1,065,839			884,861

Total equity	137,880			113,614

Total liabilities and equity	$1,203,719			$998,475
Net interest income/interest rate spread(2)		$31,678	3.67%		$28,768	4.00%

Net interest margin(3)			3.91%			4.26%
Total interest earning assets to interest bearing liabilities			135.49%			130.28%

(1)	Includes loans held-for-sale.
(2)	Interest rate spread represents the difference between the average yield on interest earning assets and the average rate on interest bearing liabilities.
(3)	Net interest margin represents income before the provision for loan losses divided by average interest earning assets.
(4)	For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.

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

	For the Three Months Ended September 30,
	2020			2019
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$191	$(233)	$(42)	$(114)	$(6)	$(120)
FHLB and FRB stock	(24)	12	(12)	19	8	27
Loans receivable(1)	1,690	(1,081)	609	2,452	578	3,030
Other earning assets	179	(168)	11	25	(14)	11
Total interest earning assets	2,036	(1,470)	566	2,382	566	2,948

Interest bearing liabilities:
Checking, savings and money market accounts	61	(57)	4	11	60	71
Certificates of deposit	(52)	(195)	(247)	142	275	417
Advances from FHLB and other borrowings including long-term debt	(215)	(55)	(270)	156	82	238
Total interest bearing liabilities	(206)	(307)	(513)	309	417	726

Change in net interest income	$2,242	$(1,163)	$1,079	$2,073	$149	$2,222

(1)	Includes loans held-for-sale.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rate/Volume Analysis – continued

	For the Nine Months Ended September 30,
	2020			2019
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$624	$(573)	$51	$(300)	$56	$(244)
FHLB and FRB stock	(25)	12	(13)	54	10	64
Loans receivable(1)	4,854	(2,400)	2,454	6,549	2,394	8,943
Other earning assets	419	(340)	79	7	4	11
Total interest earning assets	5,872	(3,301)	2,571	6,310	2,464	8,774

Interest bearing liabilities:
Savings, money market and checking accounts	121	7	128	29	147	176
Certificates of deposit	214	(12)	202	311	792	1,103
Advances from FHLB and other borrowings including long-term debt	(351)	(318)	(669)	451	410	861
Total interest bearing liabilities	(16)	(323)	(339)	791	1,349	2,140

Change in net interest income	$5,888	$(2,978)	$2,910	$5,519	$1,115	$6,634

(1)	Includes loans held-for-sale.

Results of Operations for the Three Months Ended September 30, 2020 and 2019

Net Income. Eagle’s net income for the three months ended September 30, 2020 was $6.38 million compared to $4.11 million for the three months ended September 30, 2019. The increase of $2.27 million was due to an increase in noninterest income of $6.55 million, partially offset by an increase in noninterest expense of $4.13 million and an increase in provision for income taxes of $1.07 million. Basic and diluted earnings per share were both $0.94 for the current period. Basic earnings per share was $0.64 and diluted earnings per share was $0.63 for the prior year comparable period.

Net Interest Income. Net interest income increased to $10.78 million for the three months ended September 30, 2020, from $9.70 million for the same quarter in the prior year. The increase of $1.08 million, or 11.1%, was the result of an increase in interest and dividend income of $566,000 and a decrease in interest expense of $513,000.

Interest and Dividend Income. Interest and dividend income was $12.34 million for the three months ended September 30, 2020, compared to $11.77 million for the three months ended September 30, 2019, an increase of $566,000, or 4.8%. Interest and fees on loans increased to $11.34 million for the three months ended September 30, 2020 from $10.73 million for the three months ended September 30, 2019. This increase of $609,000, or 5.7%, was due to an increase in the average balance of loans partially offset by a decrease in the average yield of loans for the quarter ended September 30, 2020. Net fee income of $431,000 earned on PPP loans for the three months ended September 30, 2020, along with the 1.0% contractual rate on PPP loans contributed to the downward push on loan yield. Average balances for loans receivable, including loans held-for-sale, for the three months ended September 30, 2020 were $902.54 million, compared to $779.77 million for the prior year period. This represents an increase of $122.77 million, or 15.7% and was impacted by the WHC acquisition, as well as organic growth. The average interest rate earned on loans receivable decreased by 48 basis points, from 5.46% to 4.98%. Interest accretion on purchased loans was $468,000 for the three months ended September 30, 2020 which resulted in a 17 basis point increase in net interest margin compared to $289,000 for the three months ended September 30, 2019 which resulted in a 12 basis point increase in net interest margin. Interest and dividends on investment securities available-for-sale decreased by $42,000, or 4.6% period over period. Average balances for investments increased to $163.10 million for the three months ended September 30, 2020, from $134.98 million for the three months ended September 30, 2019. The increase in average investments is primarily due to the WHC acquisition. However, average interest rates earned on investments decreased to 2.13% for the three months ended September 30, 2020 from 2.69% for the three months ended September 30, 2019.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2020 and 2019 – continued

Interest Expense. Total interest expense was $1.56 million for the three months ended September 30, 2020 compared to $2.07 million for the three months ended September 30, 2019. The decrease of $513,000 or 24.7% was due to a decrease in interest expense on deposits of $243,000, as well as a decrease in interest expense on total borrowings of $270,000. The average balance for total deposits was $971.04 million for three months ended September 30, 2020 compared to $757.33 million for the three months ended September 30, 2019. This increase was impacted by the WHC acquisition. However, the overall average rate on total deposits was 0.32% for the three months ended September 30, 2020 compared to 0.54% for the three months ended September 30, 2019. The average balance for total borrowings decreased from $136.31 million for the three months ended September 30, 2019 to $108.43 million for the three months ended September 30, 2020. The average rate paid on total borrowings also decreased from 3.06% for the three months ended September 30, 2019, to 2.86% for the three months ended September 30, 2020.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending we conduct and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. Using this methodology, the Bank recorded $450,000 in loan loss provisions for the three months ended September 30, 2020. Additionally, management considered the potential impact of COVID-19. Due to the economic slowdown, an increase in the related economic factors was included in the allowance for loan losses analysis and the loan loss reserves was increased by approximately $404,000. Therefore, the total loan loss provision for the three months ended September 30, 2020 was $854,000. Loan loss provisions were $694,000 for the three months ended September 30, 2019. Management believes the level of total allowances is adequate to cover estimated losses inherent in the portfolio. However, if the economic forecast worsens relative to the assumptions we utilized, our allowance for credit losses will increase accordingly in future periods

Noninterest Income. Total noninterest income was $14.97 million for the three months ended September 30, 2020, compared to $8.42 million for the three months ended September 30, 2019. The increase of $6.55 million is largely due to an increase in net gain on sale of loans which increased to $11.10 million for the three months ended September 30, 2020 from $5.49 million for the three months ended September 30, 2019. This increase was impacted by increased mortgage originations and higher margins on mortgage loans sold. During the three months ended September 30, 2020, $266.76 million residential mortgage loans were sold compared to $155.37 million in the same period in the prior year. In addition, gross margin on sale of mortgage loans for the three months ended September 30, 2020 was 4.17% compared to 3.53% for the three months ended September 30, 2019.

Noninterest Expense. Noninterest expense was $16.35 million for the three months ended September 30, 2020 compared to $12.22 million for the three months ended September 30, 2019. The increase of $4.13 million or 33.8% is primarily due to increased salaries and employee benefits expense of $3.77 million. The increase in salaries expense is due in part to higher commission-based compensation related to mortgage loan growth and additional staff related to compliance with mortgage rules. Mortgage compensation and benefits increased $1.64 million for the three months ended September 30, 2020 compared to the same period in the prior year. Salaries and employee benefits expense was also impacted by the addition of staff partly due to the WHC acquisition.

Provision for Income Taxes. Provision for income taxes was $2.17 million for the three months ended September 30, 2020, compared to $1.10 million for the three months ended September 30, 2019 due to increased income before provision for income taxes. The effective tax rate for the three months ended September 30, 2020 was 25.4% compared to 21.1% for the three months ended September 30, 2019.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

Net Income. Eagle’s net income for the nine months ended September 30, 2020 was $16.04 million compared to $8.54 million for the nine months ended September 30, 2019. The increase of $7.50 million was due to an increase in net interest income after loan loss provision of $2.16 million and noninterest income of $17.62 million, partially offset by an increase in noninterest expense of $10.61 million and an increase in provision for income taxes of $3.39 million. Basic earnings per share was $2.36 and diluted earnings per share was $2.35 for the current period. Basic earnings per share was $1.33 and diluted earnings per share was $1.32 for the prior year comparable period.

Net Interest Income. Net interest income increased to $31.68 million for the nine months ended September 30, 2020, from $28.77 million for the same period in the prior year. The increase of $2.91 million, or 10.1%, was the result of an increase in interest and dividend income of $2.57 million and a decrease in interest expense of $339,000.

Interest and Dividend Income. Interest and dividend income was $37.10 million for the nine months ended September 30, 2020, compared to $34.53 million for the nine months ended September 30, 2019, an increase of $2.57 million, or 7.4%. Interest and fees on loans increased to $33.83 million for the nine months ended September 30, 2020 from $31.38 million for the nine months ended September 30, 2019. This increase of $2.45 million, or 7.8%, was due to an increase in the average balance of loans partially offset by a decrease in the average yield of loans for the nine months ended September 30, 2020. Net fee income of $509,000 earned on PPP loans for the nine months ended September 30, 2020, along with the 1.0% contractual rate on PPP loans contributed to the downward push on loan yield. Average balances for loans receivable, including loans held-for-sale, for the nine months ended September 30, 2020 were $870.11 million, compared to $753.54 million for the prior year period. This represents an increase of $116.57 million, or 15.5% and was impacted by the WHC acquisition, as well as organic growth and PPP funding. However, the average interest rate earned on loans receivable decreased by 39 basis points, from 5.57% for the nine months ended September 30, 2019 to 5.18% for the nine months ended September 30, 2020. Interest accretion on purchased loans was $1.38 million for the nine months ended September 30, 2020 which resulted in a 17 basis point increase in net interest margin compared to $1.35 million for the nine months ended September 30, 2019 which resulted in a 20 basis point increase in net interest margin. Interest and dividends on investment securities available-for-sale increased by $51,000, or 1.8% period over period. Average balances for investments increased to $168.17 million for the nine months ended September 30, 2020, from $137.53 million for the nine months ended September 30, 2019. The increase in average investments is primarily due to the WHC acquisition. However, average interest rates earned on investments decreased to 2.26% for the nine months ended September 30, 2020 from 2.72% for the nine months ended September 30, 2019.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended September 30, 2020 and 2019 – continued

Interest Expense. Total interest expense was $5.43 million for the nine months ended September 30, 2020 compared to $5.76 million for the nine months ended September 30, 2019. The decrease of $339,000 or 5.9% was due to a decrease in interest expense on total borrowings of $669,000, partially offset by an increase in interest expense on deposits of $330,000. The average balance for total deposits was $931.04 million for nine months ended September 30, 2020 compared to $741.36 million for the nine months ended September 30, 2019. This increase was impacted by the WHC acquisition and also increased non-maturing deposits due to PPP funding and economic stimulus. However, the overall average rate on total deposits decreased to 0.44% for the nine months ended September 30, 2020 compared to 0.49% for the nine months ended September 30, 2019. The average balance for total borrowings decreased from $131.01 million for the nine months ended September 30, 2019 to $115.86 million for the nine months ended September 30, 2020. The average rate paid on total borrowings also decreased from 3.09% for the nine months ended September 30, 2019, to 2.72% for the nine months ended September 30, 2020.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending we conduct and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. Using this methodology, the Bank recorded $1.35 million in loan loss provisions for the nine months ended September 30, 2020. Additionally, management considered the potential impact of COVID-19. Due to the economic slowdown, an increase in the related economic factors was included in the allowance for loan losses analysis and the loan loss reserves was increased by approximately $1.40 million. Therefore, the total loan loss provision for the nine months ended September 30, 2020 was $2.75 million. Loan loss provisions were $2.00 million for the nine months ended September 30, 2019. Management believes the level of total allowances is adequate to cover estimated losses inherent in the portfolio. However, if the economic forecast worsens relative to the assumptions we utilized, our allowance for credit losses will increase accordingly in future periods. Total nonperforming loans, including restructured loans, net, was $7.48 million at September 30, 2020 compared to $5.45 million at December 31, 2019. The Bank had $25,000 in other real estate owned and other repossessed assets at September 30, 2020 compared to $26,000 at December 31, 2019.

Noninterest Income. Total noninterest income was $36.97 million for the nine months ended September 30, 2020, compared to $17.62 million for the nine months ended September 30, 2019. The increase of $19.35 million is largely due to an increase in net gain on sale of loans which increased to $24.43 million for the nine months ended September 30, 2020 from $11.45 million for the nine months ended September 30, 2019. This increase was impacted by increased mortgage originations and higher margins on mortgage loans sold. During the nine months ended September 30, 2020, $621.11 million residential mortgage loans were sold compared to $329.05 million in the same period in the prior year. In addition, gross margin on sale of mortgage loans for the nine months ended September 30, 2020 was 3.93% compared to 3.48% for the nine months ended September 30, 2019. The increase in noninterest income was also impacted by mortgage banking activity of $7.16 million for the nine months ended September 30, 2020 compared to $2.48 million for the nine months ended September 30, 2019.

Noninterest Expense. Noninterest expense was $44.33 million for the nine months ended September 30, 2020 compared to $33.72 million for the nine months ended September 30, 2019. The increase of $10.61 million or 31.5% is largely due to increased salaries and employee benefits expense of $8.21 million. The increase in salaries expense is due in part to higher commission-based compensation related to mortgage loan growth and additional staff related to compliance with mortgage rules. Mortgage compensation and benefits increased $4.28 million for the nine months ended September 30, 2020 compared to the same period in the prior year. Salaries and employee benefits expense was also impacted by the addition of staff partly due to the WHC acquisition. Other noninterest expense includes $878,000 of impairment of servicing rights incurred during the nine months ended September 30, 2020.

Provision for Income Taxes. Provision for income taxes was $5.53 million for the nine months ended September 30, 2020, compared to $2.14 million for the nine months ended September 30, 2019 due to increased income before provision for income taxes. The effective tax rate for the nine months ended September 30, 2020 was 25.6% compared to 20.0% for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Liquidity

The Bank is required to maintain minimum levels of liquid assets as defined by the Montana Division of Banking and FRB regulations. The liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of September 30, 2020 and December 31, 2019.

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

Through the quarter ended September 30, 2020, liquidity levels remained relatively consistent with the prior quarters. Despite significant liquidity events during the quarter ended September 30, 2020, liquidity levels remained stable. Elevated cash levels from deposit growth sparked by PPP funds deposited, tax refunds, economic stimulus money and flight to quality was only partially offset by the increase in PPP loans. Subsequent to the end of the first quarter, and in coordination with the roll out of the PPP, Eagle was approved for short-term funding through the FRB Discount Window. The discount window has not been utilized; however, Eagle has utilized the FRB's PPPLF facility as a partial source for its SBA PPP loans. As of September 30, 2020, the Bank had $23.79 million in PPPLF borrowings secured by $23.79 million PPP loans at a rate of 0.35%. As the PPP loans are repaid, it is currently anticipated Eagle will repay Federal Reserve borrowings. The Company closed a $15.00 million subordinated debt offering in June of 2020, adding to borrowings. In July, $10.00 million in callable subordinated debt was paid off, reducing overall borrowings.

Capital Resources

As of September 30, 2020, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 34.0% compared to an increase of 10.6% at December 31, 2019. The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

The Banks’s regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed "well capitalized" pursuant to State of Montana and FRB rules as of September 30, 2020. The Bank's Tier I leverage ratio increased slightly from 11.08% as of December 31, 2019 to 11.54% as of September 30, 2020, compared to a regulatory requirement of 4.00%. The Bank’s total capital, Tier 1 capital and common equity Tier 1 capital leverage ratios were 16.17%, 14.93% and 14.93%, respectively, compared to regulatory requirements of 10.50%, 8.50% and 7.00%, respectively. All of these ratios with the exception of the Tier 1 leverage ratio include the capital conservation buffer of 2.50%. The Bank’s capital position helps to mitigate its interest rate risk exposure.

	September 30, 2020
	(Unaudited)
	Dollar	% of
	Amount	Assets
	(Dollars in Thousands)
Total risk-based capital to risk weighted assets:
Actual capital level	$147,332	16.17%
Minimum required for capital adequacy purposes	95,660	10.50%
Excess capital	$51,672	5.67%

Tier I capital to risk weighted assets:
Actual capital level	$136,032	14.93%
Minimum required for capital adequacy purposes	77,439	8.50%
Excess capital	$58,593	6.43%

Common equity tier I capital to risk weighted assets:
Actual capital level	$136,032	14.93%
Minimum required for capital adequacy purposes	63,773	7.00%
Excess capital	$72,259	7.93%

Tier I capital to adjusted total average assets:
Actual capital level	$136,032	11.54%
Minimum required for capital adequacy purposes	47,138	4.00%
Excess capital	$88,894	7.54%

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

The following table includes the Bank’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of September 30, 2020		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	4.70%	9.20%	-15.00%
-100	-1.10%	-3.00%	-10.00%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item has been omitted based on Eagle’s status as a smaller reporting company.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of September 30, 2020, our disclosure controls and procedures were effective. During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 23, 2020, Eagle's Board of Directors (the "Board") authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. The plan expires on July 23, 2021. The following table summarizes the Company's purchase of its common stock for the three months ended September 30, 2020 under this plan.

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs

July 1, 2020 through July 31, 2020	1,696	$16.00	1,696	98,304

August 1, 2020 through August 31, 2020	39,041	15.72	39,041	59,263

September 1, 2020 through September 30, 2020	600	16.95	600	58,663

Total	41,337	$15.75	41,337

On July 18, 2019, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchased its shares and the timing of such repurchase depended upon market conditions and other corporate considerations. No shares were purchased under this plan during the year ended December 31, 2019 or the first quarter of 2020. However, during the second quarter of 2020, 1,281 shares were purchased at an average price of $16.95 per share. The following table summarizes the Company's purchase of its common stock for the three months ended September 30, 2020 under this plan. The plan expired on July 18, 2020.

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs

July 1, 2020 through July 31, 2020	20,158	$15.60	20,158	78,561

August 1, 2020 through August 31, 2020	-	-	-	78,561

September 1, 2020 through September 30, 2020	-	-	-	78,561

Total	20,158	$15.60	20,158

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

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Part II - OTHER INFORMATION - continued

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Eagle Bancorp Montana, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on February 23, 2010).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q filed on May 9, 2019).

3.3	Bylaws of Eagle Bancorp Montana, Inc., amended as of August 20, 2015 (incorporated by reference to 3.1 of our Current Report on Form 8-K filed on August 25, 2015).

10.1	Salary Continuation Agreement between Opportunity Bank of Montana and Linda Chilton (filed herewith).

10.2	Third Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Laura F. Clark, dated September 21, 2020 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 22, 2020).

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

EAGLE BANCORP MONTANA, INC.

Date: November 5, 2020	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: November 5, 2020	By:	/s/ Laura F. Clark
Laura F. Clark
Executive Vice President/CFO/COO