Form 10-K
period 2020-12-31
Eagle Bancorp Montana, Inc.
filed 2021-03-10
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-34682

Eagle Bancorp Montana, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1449820
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1400 Prospect Avenue, Helena, MT	59601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	406-442-3080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock par value $0.01 per share	EBMT	Nasdaq Global Market

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates of Eagle, computed by reference to the closing price at which the stock was sold as of June 30, 2020 was $108,769,000. The outstanding number of shares of common stock of Eagle as of January 29, 2021 was6,775,447.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement relating to its 2021 annual meeting of stockholders (“2021 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. The 2021 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end to which this report relates.

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

●	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;
●	political developments, uncertainties or instability;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	the need to retain capital for strategic or regulatory reasons;
●	changes in consumer spending, borrowing and savings habits;
●	our ability to continue to increase and manage our commercial and residential real estate, multi-family and commercial business loans;
●	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
●	the level of future deposit insurance premium assessments;
●	our ability to develop and maintain secure and reliable information technology systems, effectively defend ourselves against cyberattacks, or recover from breaches to our cybersecurity infrastructure;
●	the failure of assumptions underlying the establishment of allowance for possible loan losses and other estimates;
●	changes in the financial performance and/or condition of our borrowers and their ability to repay their loans when due; and
●

the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as any subsequent Reports on Form 10-Q and Form 8-K, and other filings with the SEC. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Overview

Eagle Bancorp Montana, Inc. (“Eagle” or the “Company”), is a Delaware corporation that holds 100% of the capital stock of Opportunity Bank of Montana (the “Bank”), formerly American Federal Savings Bank (“AFSB”). The Bank was founded in 1922 as a Montana-chartered building and loan association and has conducted operations and maintained its administrative office in Helena, Montana since that time. In 1975, the Bank adopted a federal thrift charter and in October 2014 converted to a Montana chartered commercial bank and became a member bank in the Federal Reserve System. The Bank currently has 23 full-service branches and 26 automated teller machines located in our market areas and we participate in the Money Pass® ATM network. The Bank also operates certain branches under the brand names Dutton State Bank, Farmers State Bank of Denton and The State Bank of Townsend.

We provide loan and deposit services to customers who are predominantly small businesses and individuals throughout Montana. We are a diversified lender with a focus on residential mortgage loans, commercial real estate mortgage loans, commercial business loans, agricultural loans and second mortgage/home equity loan products.

The Bank is headquartered at 1400 Prospect Avenue, Helena, Montana, 59601. Investor information for the Company may be found at www.opportunitybank.com. The contents on or accessible through our website are not incorporated into this report.

Recent Events

COVID-19

The Company's operations and financial results in 2020 were substantially influenced by the COVID-19 pandemic. The pandemic negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, increased unemployment levels and decreased consumer confidence generally. In addition, the pandemic resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, which directly impacted our financial results and operations.

In response, the Company updated operating protocols by closing branch lobbies and ensuring its online banking services while prioritizing the health and safety of clients and associates. Branches offered drive through services without interruption, while lobbies were accessible to clients via appointment. The State of Montana adopted a mandatory mask directive in July 2020 for indoor areas open to the public. Bankers, support teams and management largely continued working alternating rotational schedules to cover essential services while protecting from potential exposure of an entire team at a particular location; however, in 2021 employees began to gradually return to normal schedules in some offices with written contingency plans in place should the need arise. In addition, the Company has maintained its focus on enhancing remote, mobile, and online services and processes.

Acquisitions

As a continuing part of its growth strategy, the Company intends to enhance its market share in Montana through organic growth and opportunistic acquisitions. Potential acquisitions are periodically evaluated by the Company's Merger and Acquisition Committee.

In January 2018, the Company acquired TwinCo, Inc. (“TwinCo”), a Montana corporation, and TwinCo’s wholly-owned subsidiary, Ruby Valley Bank, a Montana chartered commercial bank merged into the Bank. Ruby Valley Bank operated two branches in Madison County, Montana. The total consideration paid was $18.93 million and included cash consideration of $9.90 million and common stock issued of $9.03 million.

In January 2019, the Company acquired Big Muddy Bancorp, Inc. (“BMB”), a Montana corporation and BMB’s wholly-owned subsidiary, The State Bank of Townsend (“SBOT”), a Montana chartered commercial bank merged into the Bank. SBOT operated four branches in Townsend, Dutton, Denton and Choteau, Montana. The total consideration paid was $16.44 million of Eagle common stock issued.

In January 2020, the Company acquired Western Holding Company of Wolf Point, a Montana corporation (“WHC”), and WHC’s wholly-owned subsidiary, Western Bank of Wolf Point, a Montana chartered commercial bank (“WB”) merged into the Bank. In the transaction, Eagle acquired one retail branch in Wolf Point, Montana. The total consideration paid was $14.97 million and included cash consideration of $6.50 million and common stock issued of $8.47 million.

Business Strategy

Our principal strategy is to continue our profitability through building a diversified loan portfolio and operating the Bank as a full-service community bank that offers both retail, including mortgage, and commercial loan and deposit products in all of its markets. We believe that this focus will enable us to continue to grow our franchise, while maintaining our commitment to customer service, high asset quality and sustained net earnings.

The following are the key elements of our business strategy:

●

Continue to diversify our portfolio by emphasizing our growth in commercial real estate and commercial business loans as a complement to our single family residential real estate lending. As of December 31, 2020, commercial real estate and commercial business loans constituted approximately 72.27% of total loans;

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

Market Areas

We conduct business through our headquarters in Helena, Montana, in addition to 22 other full service branches located in Big Timber, Billings, Bozeman, Butte, Choteau, Denton, Dutton, Great Falls, Hamilton, Helena, Livingston, Missoula, Sheridan, Townsend, Twin Bridges and Wolf Point, Montana.

Montana is one of the largest states in terms of land mass but ranks as one of the least populated states. According to U.S. Census Bureau data for 2010, it had a population of 989,415 (1.07 million estimated for 2019). Helena is Montana’s state capital and is the county seat of Lewis and Clark County. It is located within 120 miles of four of Montana's other five largest cities: Missoula, Great Falls, Bozeman and Butte, and is approximately midway between Yellowstone and Glacier National Parks. Significant contributors to Montana's economy are agriculture, construction, energy production, forestry, healthcare, manufacturing, mining and the service industry. Tourism is also a large part of Montana's economy and is highly influenced by national parks, ski resorts, lakes and rural scenic areas.

The following table reflects our deposit market share and ranking by county:

County	Total Market Share Percentage (1)	Deposit Market Share Rank (1)
Broadwater, MT	100.00%	1
Cascade, MT	0.64%	9
Fergus, MT	5.33%	5
Gallatin, MT	3.51%	8
Lewis and Clark, MT	11.40%	4
Madison, MT	40.59%	2
Missoula, MT	1.70%	9
Park, MT	8.04%	5
Ravalli, MT	2.99%	6
Roosevelt, MT	33.17%	2
Silver Bow, MT	11.83%	4
Sweet Grass, MT	29.61%	2
Teton, MT	17.27%	2
Yellowstone, MT	0.78%	9

(1) Source: FDIC.gov-data as of June 30, 2020.

Competition

We face strong competition in our primary market areas for retail deposits and the origination of loans. Historically, Montana was a unit banking state. This means that the ability of Montana state banks to create branches was either prohibited or significantly restricted. As a result of unit banking, Montana has a significant number of independent financial institutions serving a single community in a single location. While the state’s population is approximately 1.07 million people, there are46 credit unions in Montana as well as one national thrift institution and 39 commercial banks as of December 31, 2020. Our most direct competition for depositors has historically come from locally owned and out-of-state commercial banks, thrift institutions and credit unions operating in our primary market areas. Competition in our primary market areas has increased in recent years. Our competition for loans also comes from banks, thrifts and credit unions, in addition to mortgage bankers and brokers. Our principal market areas can be characterized as markets with moderately increasing incomes, relatively low unemployment, increasing wealth (particularly in the growing resort areas such as Bozeman) and moderate population growth.

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

Fee Income

The Bank receives lending related fee income from a variety of sources. Its principal source of this income is from the origination and servicing of sold mortgage loans. Fees generated from mortgage loan servicing generally consist of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing for loans held by others. Fees, net of amortization of mortgage servicing rights were $5.66 million and $2.32 million for the years ended December 31, 2020 and 2019, respectively. Other loan related fee income for late charges and other ancillary fees were $746,000 and $438,000 for the years ended December 31, 2020 and 2019, respectively.

Residential 1-4 Family Loans

The Bank originates residential 1-4 family mortgage loans secured by property located in the Bank’s market areas. At December 31, 2020, the Bank's balance of 1-4 family mortgage loans was $110.80 million or 13.14% of total loans. The Bank generally originates residential 1-4 family mortgage loans in amounts of up to 80.0% of the lesser of the appraised value or the selling price of the mortgaged property without requiring private mortgage insurance. A mortgage loan originated by the Bank, whether fixed rate or adjustable rate, can have a term of up to 30 years. The Bank holds substantially all of its adjustable rate and its 8, 10 and 12-year fixed rate loans in portfolio. Adjustable rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan. The Bank’s fixed rate 15-year and 20-year loans are held in portfolio or sold in the secondary market depending on market conditions. Generally, all 30-year fixed rate loans are sold in the secondary market. The volume of loan sales is dependent on the volume, type and term of loan originations, as well as market conditions.

The Bank derives a significant portion of its noninterest income from servicing of loans that it has sold. The Bank offers many of the fixed rate loans it originates for sale in the secondary market on a servicing retained basis. This means that we process the borrower’s payments and send them to the purchaser of the loan. This retention of servicing enables the Bank to increase fee income and maintain a relationship with the borrower. At December 31, 2020, the Bank had $1.47 billion in residential 1-4 family mortgage loans and $67.79 million in other loan categories sold with servicing retained. The Bank does not ordinarily purchase home mortgage loans from other financial institutions.

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

The Bank also lends funds for the residential 1-4 family construction. Residential 1-4 family construction loans are made both to individual homeowners for the construction of their primary residence and, to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for sale in the future. Residential 1-4 family construction loans accounted for $46.29 million or 5.49% of the Bank’s total loan portfolio at December 31, 2020.

A foreclosure moratorium in effect due to the COVID-19 pandemic was recently extended until June 30, 2021 for federally backed mortgages. The Bank has encountered minimal impact related to the moratorium due to historically low number of foreclosures, and working with borrowers on forbearances as the need arises.

Commercial Real Estate Loans

The Bank originates commercial real estate loans including loans on multi-family dwellings. Commercial real estate loans made up 37.56% of the Bank’s total loan portfolio, or $316.67 million at December 31, 2020. The Bank’s commercial real estate loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by the Bank will not exceed 75.0% of the appraised value or the selling price of the property, whichever is less. Commercial real estate loans are typically made with fixed rates of interest and 5 to 15-year maturities. Upon maturity, the loan is repaid or the terms and conditions are renegotiated. Generally, all commercial real estate loans that we originate are secured by property located in the state of Montana and within the market areas of the Bank. The Bank’s largest single commercial real estate loan at December 31, 2020 was originated by the Bank and participated 8.60% to another bank in northwestern Montana. The Company’s share of the total outstanding loan at December 31, 2020 was $9.46 million and it is collateralized by commercial real estate located in Bozeman, Montana. At December 31, 2020  this loan is performing in accordance with its repayment terms.

The Bank also lends funds for commercial construction and development. Commercial construction and development loans accounted for $65.28 million or 7.74% of the Bank’s total loan portfolio at December 31, 2020. In addition, the bank originates loans secured by farm and ranch real estate. Farmland loans accounted for $65.92 million or 7.82% of the Bank’s total loan portfolio at December 31, 2020.

Home Equity Loans

The Bank also originates home equity loans. These loans are secured by the borrowers’ primary residence, but are typically subject to a prior lien, which may or may not be held by the Bank. At December 31, 2020, $56.56 million or 6.71% of our total loans were home equity loans. Borrowers may use the proceeds from the Bank’s home equity loans for many purposes, including home improvement, debt consolidation or other purchasing needs. The Bank offers fixed rate, fixed payment home equity loans as well as variable and fixed rate home equity lines of credit. Fixed rate home equity loans typically have terms of no longer than 15 years.

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

Consumer Loans

As part of its strategy to invest in higher yielding shorter term loans, the Bank emphasized growth of its consumer lending portfolio in recent years. This portfolio includes personal loans secured by collateral other than real estate, unsecured personal loans and lines of credit and loans secured by deposits held by the Bank. As of December 31, 2020, consumer loans totaled $20.17 million or 2.39% of the Bank’s total loan portfolio. These loans consist primarily of auto loans, RV loans, boat loans, personal loans and credit lines and deposit account loans. Consumer loans are originated in the Bank’s market areas and generally have maturities of up to 7 years. For loans secured by savings accounts, the Bank will lend up to 90.0% of the account balance on single payment loans and up to 100.0% for monthly payment loans.

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

Commercial Loans

Commercial business loans amounted to $109.21 million, or 12.95% of the Bank’s total loan portfolio at December 31, 2020, including Paycheck Protection Program (“PPP”) loans of $29.58 million. Agricultural production loans amounted to $52.24 million, or 6.20% of the Bank’s total loan portfolio at December 31, 2020. The Bank’s commercial business loans are traditional business loans and are not secured by real estate. Such loans may be structured as unsecured lines of credit or may be secured by inventory, accounts receivable or other business assets. Agricultural operating loans are generally secured with equipment, cattle, crops or other non-real property and at times the underlying real property.

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

Loans to One Borrower

Under Montana law, commercial banks such as the Bank, are subject to certain exemptions and are allowed to select the Office of the Comptroller of the Currency (“OCC”) formula used to determine limits on credit concentrations to single borrowers to an amount equal to 15.0% of the institution’s total capital. As of December 31, 2020, the Bank’s limit to a single borrower was $23.00 million. Our largest aggregation of loans to one borrower was approximately $15.27 million at December 31, 2020. This consisted of four loans: two commercial real estate loans secured by two separate detention facilities, a commercial real estate loan secured by a chemical dependency treatment facility and a commercial loan. The first commercial real estate loan had a principal balance of $4.22 million at December 31, 2020. However, 80.0% of that amount, or $3.38 million at December 31, 2020 was sold to Montana Board of Investments, leaving a net principal balance payable to the Bank of $844,000. As of December 31, 2020, the principal balance on the second commercial real estate loan was $7.78 million. However, 90.0% of this loan is guaranteed by the USDA Rural Development. Thus, 90.0% of the loan, or $7.00 million at December 31, 2020, is not required to be included in the Bank’s limitations to a single borrower under applicable banking regulations. This leaves approximately $778,000 subject to the lending limit described above. The third commercial real estate loan had a principal balance of $3.25 million as of December 31, 2020. The commercial loan had a principal balance of $11,000 at December 31, 2020. As a result, the total amount subject to the lending limit at December 31, 2020 was $4.89 million. At December 31, 2020, these loans were performing in accordance with their terms. The Bank maintains the servicing for these loans.

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

Loan Commitments

We generally provide commitments to fund fixed and adjustable-rate single-family mortgage loans for periods up to 60 days at a specified term and interest rate, and other loan categories for shorter time periods. The total amount of loans in process of origination for sale into the secondary market with interest rate lock commitments was $227.98 million as of December 31, 2020.

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

Deposits are obtained primarily from residents of Montana. We believe we are able to attract deposit accounts by offering outstanding service, competitive interest rates, convenient locations and service hours. We use traditional methods of advertising to attract new customers and deposits, including radio, television, print media advertising, sales training and incentive programs for employees. Management believes that nonresidents of Montana hold an insignificant number and amount of deposit accounts.

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

Borrowings

Deposits are the primary source of funds for our lending and investment activities and for general business purposes. However, as the need arises, or in order to take advantage of funding opportunities, we also borrow funds in the form of advances from FHLB of Des Moines ("FHLB") to supplement our supply of lendable funds and to meet deposit withdrawal requirements. We have Federal funds lines of credit with Pacific Coast Bankers Bank (“PCBB”), PNC Financial Services Group, Inc. (“PNC”), United Bankers’ Bank (“UBB”) and Zions Bank.

In June, 2020, the Company completed the issuance of $15.00 million in aggregate principal amount of subordinated notes due in 2030 in a private placement transaction to certain qualified institutional accredited investors. The notes will bear interest at an annual fixed rate of 5.50%. Starting July 1, 2025, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be the three-month term Secured Overnight Financing Rate ("SOFR") plus a spread of 509.0 basis points. In February 2017, the Company completed the issuance, through a private placement, of $10.00 million aggregate principal amount of 5.75% fixed senior unsecured notes due in 2022. In June 2015, the Company completed the issuance of $10.00 million in aggregate principal amount of subordinated notes due in 2025 in a private placement transaction to an institutional accredited investor. The notes had an annual fixed rate of 6.75%. The notes were redeemed on July 10, 2020. In September 2005, our predecessor entity formed a special purpose subsidiary, Eagle Bancorp Statutory Trust I (the “Trust”), for the purpose of issuing trust preferred securities in the amount of $5.16 million. Our predecessor entity issued subordinated debentures to the Trust, and the coupon on the debentures matches the dividend payment on the trust preferred securities. Upon the closing of the second-step conversion and reorganization, we assumed the obligations of our predecessor in connection with the subordinated debentures and trust preferred securities.

Other Activities

The Company previously offered wealth management services at its locations through financial advisors employed by the Bank. The Company discontinued its wealth management services during July of 2019. Income from wealth management services was $0 and $258,000 for the years ended December 31, 2020 and 2019, respectively.

Subsidiary Activity

We are permitted to invest in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations. The following are subsidiaries of the Company: Opportunity Bank of Montana, Eagle Bancorp Statutory Trust I and Western Financial Services, Inc. AFSB NMTC Investment Fund, LLC, which was previously a subsidiary of the Bank, was divested in November 2019.

Employees and Human Capital Resources

As of December 31, 2020, we had335 full-time employees and 19 part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees to be good.

Retention and Benefits

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being a high-level service provider. We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable benefits aids in retention of our top-performing employees. We promote health and wellness of our employees and strive to keep the employee portion of health care premiums to a minimum. In addition, nearly all of our employees are shareholders of the Company through participation in our Employee Stock Ownership Plan (“ESOP”), which aligns employee and shareholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our employees.

Growth and Development

We believe that the success of our business is largely due to the quality of our employees, the development of each employee's full potential, and our ability to provide timely and satisfying recognition and rewards. We encourage and support the development of our employees and, whenever possible, strive to fill vacancies from within. We invest in employees' professional development including tuition reimbursement for courses and fees paid for certifications.

Health and Safety

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to transition during the peak of the pandemic, over a short period of time, to rotational work schedules allowing employees to effectively work from remote locations and ensure a safely-distanced working environment for employees performing customer facing activities at branches. All employees are encouraged to stay at home or work from home if they are experiencing signs or symptoms of a possible COVID-19 illness and have been provided paid time off to cover compensation during such absences.

Community Involvement

Employees are encouraged to become involved in their communities and are offered paid time off for participating in bank-sponsored events. Employees may also take 12 hours of paid time off per calendar year during normal working hours for individual volunteer efforts.

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

General

As a state-chartered commercial bank, the Bank is subject to extensive regulation, examination and supervision by the Federal Reserve Bank of Minneapolis ("FRB") and Montana Division of Banking and Financial Institutions. The Bank is a member of the FRB System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (“FDIC”). There are periodic examinations to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. Under certain circumstances, the FDIC may also examine the Bank. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowance for loan losses for regulatory purposes. Eagle, as a bank holding company, is required to file certain reports with, and is subject to examination by, and must otherwise comply with the rules and regulations of the FRB. Eagle is also subject to the rules and regulations of the Securities and Exchange Commission (“SEC”) under the federal securities laws. See Holding Company Regulation section below.

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

On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for community banks such as the Bank, and their holding companies.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB of Des Moines. FHLB of Des Moines is one of 11 regional FHLBs that administer the home financing credit function of banks, credit unions and savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. As a member, the Bank is required to purchase and maintain a specified amount of shares of capital stock in the FHLB of Des Moines.

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

Minimum Reserve Ratios

The Dodd-Frank Act established 1.35% as the minimum reserve ratio for the Deposit Insurance Fund (“DIF”). The FDIC adopted a plan under which it would meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act required the FDIC to offset the effect on institutions, with assets less than $10 billion, of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%. During 2018 the DIF ratio reached 1.36%. The FDIC indicated it would automatically apply a small Bank’s credits to reduce its regular insurance assessment up to the entire amount of the assessment once a ratio of 1.38% was reached. During 2019, the reserve ratio exceeded 1.38% and a credit of $224,000 was established to offset future FDIC insurance premiums. Credits totaling $134,000 were applied during 2019, and credits totaling $72,000 were applied during 2020. In addition to the statutory minimum ratio, the FDIC must designate a reserve ratio, known as the designated reserve ratio, or DRR, which may exceed the statutory minimum. The FDIC has established 2.0% as the DRR.

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

The risk-based capital standard requires state chartered commercial banks to maintain Tier 1 and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 8.5% and 10.5%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0.0% to 100.0%, assigned by the FRB capital regulation based on the risks believed inherent in the type of asset. Tier 1 capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock. Also included is the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100.0% of core capital. The FRB also has authority to establish individual minimum capital requirements for financial institutions.

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

Effective January 1, 2015, bank holding companies with consolidated assets of $1 billion or more and banks like Opportunity Bank were required to comply with new minimum capital ratio requirements to be phased-in between January 1, 2015 and January 1, 2019. Now fully phased in, the capital conservation buffer requires maintenance of a minimum of 2.5% common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements. The fully phased in rules consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5% which increased to 7.0% during 2019 with the capital conservation buffer of 2.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6.0% which increased to 8.5% during 2019 with the capital conservation buffer of 2.5%; (iii) a total capital to total risk weighted assets ratio of 8.0% which increased to 10.5% during 2019 with the capital conservation buffer of 2.5%; and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4.0%. If the capital ratio levels of a banking organization fall below the capital conservation buffer amount, the organization will be subject to limitations on (i) the payment of dividends; (ii) discretionary bonus payments; (iii) discretionary payments under Tier 1 instruments; and (iv) engaging in share repurchases.

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

Management believes that, as of December 31, 2020, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital rules on a fully phased-in basis as if such requirements were currently in effect; however, final rules are subject to regulatory discretion and could result in the need for additional capital levels in the future.

Prompt Corrective Action

Federal bank regulatory agencies are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 6.0%, a ratio of common equity Tier 1 capital to risk-weighted assets of less than 4.5%, or a ratio of Tier 1 capital to total assets of less than 4.0% is considered to be “undercapitalized.”  An institution that has a total risk-based capital ratio less than 6.0%, a Tier 1 capital ratio of less than 4.0%, a common equity Tier 1 capital ratio of less than 3.0% or a Tier 1 leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” An institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the FRB is required to appoint a receiver or conservator for a bank that is “critically undercapitalized.”  Regulations also require that a capital restoration plan be filed with the FRB within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The FRB also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. At December 31, 2020, the Bank’s capital ratios met the “well capitalized” standards.

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

Our authority to extend credit to executive officers, directors and 10.0% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, FRB Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2020, we were in compliance with these regulations.

Holding Company Regulation

General

Eagle is a bank holding company subject to regulatory oversight of the FRB. Eagle is required to register and file reports with the FRB and is subject to regulation and examination by the FRB. In addition, the FRB has enforcement authority over Eagle and its nonbank institution subsidiaries which also permits the FRB to restrict or prohibit activities that are determined to present a serious risk to the Bank.

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

Eagle obtained the necessary approvals from the FRB and the Montana Division of Banking and Financial Institutions before acquiring each of its previous acquisitions and WHC on January 1, 2020.

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

Risks Related to Economic and Market Conditions

The COVID-19 pandemic is adversely affecting us and our customers, employees, and third-party service providers, and the adverse impacts on our business, financial position, results of operations, and prospects could be significant.

COVID-19 has negatively impacted the global and national economy, disrupted supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, increased unemployment levels and decreased consumer confidence, generally. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The pandemic could influence the recognition of credit losses in our loan portfolios and increase our allowance for credit losses, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. Furthermore, the pandemic could affect the stability of our deposit base as well as our capital and liquidity position, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, result in lost revenue and cause us to incur additional expenses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairments in future periods on the securities we hold as well as reductions in other comprehensive income.

The extent of the impact of the COVID-19 pandemic on our capital, liquidity, and other financial positions and on our business, results of operations, and prospects will depend on a number of evolving factors, including:

• The duration, extent, and severity of the pandemic and the efficacy of vaccine roll-outs. COVID-19 has not been contained and could affect significantly more households and businesses. The duration and severity of the pandemic continue to be impossible to predict.

• The response of governmental and nongovernmental authorities. Many of the actions taken by authorities have been directed at curtailing personal and business activity to contain COVID-19 while simultaneously deploying fiscal-and monetary-policy measures to assist in mitigating the adverse effects on individuals and businesses. These actions are not consistent across jurisdictions but, in general, have been rapidly expanding in scope and intensity.

• The effect on our customers, counterparties, employees, and third-party service providers.COVID-19 and its associated consequences and uncertainties may affect individuals, households, and businesses differently and unevenly. In the near-term if not longer, however, our credit, operational, and other risks are generally expected to increase.

• The effect on economies and markets. Whether the actions of governmental and nongovernmental authorities will be successful in mitigating the adverse effects of COVID-19 is unclear. National, regional, and local economies and markets could suffer lasting disruptions.

• The success of hardship relief efforts to bridge the gap to reopening the economy. The U.S. government has implemented programs to directly compensate individuals and grant or loan money to businesses in an effort to provide funding while the economy is shut down. Many banks, including the Bank, have implemented hardship relief programs that include payment deferral and short-term funding options. The success of these programs could mute the effect on the Company's credit losses, which may be difficult to determine.

• Cybersecurity risks. Cybersecurity risks are increased as the result of an increase in the number of employees working remotely.

The duration of these business interruptions and related impacts on our business and operations, which will depend on future developments, are highly uncertain and cannot be reasonably estimated at this time. The pandemic could cause us to experience higher credit losses in our lending portfolio, impairment of our goodwill and other financial assets, reduced demand for our products and services, and other negative impacts on our financial position, results of operations, and prospects.

The cumulative effects of COVID-19 and the measures implemented by governments to combat the pandemic on mortgaged properties may cause borrowers to be unable to meet their payment obligations under mortgage loans that we hold and may result in significant losses.

The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are uncertain and difficult to predict. Even after COVID-19 has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus's global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. The effects could have a material impact on our results of operations and heighten many of the other risk factors identified below.

Our business may be adversely affected by conditions in the financial markets and economic conditions generally and in our market areas in particular.

Our financial performance generally, and in particular the ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our future growth, is highly dependent upon the business environment in the markets in which we operate, principally in Montana, and in the United States as a whole. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in Montana. The economic conditions in our local markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels, monetary policy, unemployment and strength of the domestic economy and local economy in the markets in which we operate. Unfavorable market conditions can result in deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; state or local government insolvency; or a combination of these or other factors.

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

Risks Related to Our Business

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we do. We may not be able to effectively implement new, technology-driven products and services or be successful in marketing these products and services to our customers. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws or be vulnerable to cyberattacks. Failure to successfully keep pace with technological change affecting the financial services industry and avoid interruptions, errors and delays could have a material adverse effect on our business, financial condition or results of operations.

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

Our noninterest income attributable to mortgage banking activities has grown significantly in recent years. We originate and sell mortgage loans, including $874.72 million of mortgage loans sold during 2020. We rely on Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and other purchasers to purchase loans in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases from us due to capital constraints or other factors, including, with respect to FNMA and FHLMC, a change in the criteria for conforming loans. In addition, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of FNMA and FHLMC. The exact effects of any such reforms are not yet known, but may limit our ability to sell conforming loans to FNMA and FHLMC. In addition, mortgage lending is highly regulated, and our inability to comply with all federal and state regulations and investor guidelines regarding the origination, underwriting documentation and servicing of mortgage loans may also impact our ability to continue selling mortgage loans. If we are unable to continue to sell loans in the secondary market or we experience a period of low mortgage activity, our noninterest income as well as our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations.

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

Failure to maintain effective internal control over financial reporting or disclosure controls and procedures could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis.

A failure to maintain effective internal control over financial reporting or disclosure controls and procedures could adversely affect our ability to report our financial results accurately and on a timely basis, which could result in a loss of investor confidence in our financial reporting or adversely affect our access to sources of liquidity. Furthermore, because of the inherent limitations of any system of internal control over financial reporting, including the possibility of human error, the circumvention or overriding of controls and fraud, even effective internal controls may not prevent or detect all misstatements.

Farmland and agriculture production lending presents unique credit risk.

As of December 31, 2020, approximately 14.01% of our total gross loan portfolio was comprised of farmland and agricultural production loans. As of December 31, 2020, we had $118.16 million in farmland and agricultural production loans, including $65.92 million in farmland loans, and $52.24 million in agricultural production loans. Repayment of farmland and agricultural production loans depends primarily on the successful raising and feeding of livestock or planting and harvest of crops and marketing the harvested commodity. Collateral securing these loans may be a illiquid. In addition, the limited purpose of some agricultural-related collateral affects credit risk because such collateral may have limited or no other uses to support values when loan repayment problems emerge. Our farmland and agricultural production lending staff have specific technical expertise that we depend on to mitigate our lending risks for these loans and we may have difficulty retaining or replacing such individuals. Many external factors can impact our agricultural borrowers' ability to repay their loans, including adverse weather conditions, water issues, commodity price volatility, diseases, land values, production costs, changing government regulations and subsidy programs, changing tax treatment, technological changes, labor market shortages/increased wages, and changes in consumers' preferences, over which our borrowers may have no control. These factors, as well as recent volatility in certain commodity prices could adversely impact the ability of those to whom we have made farmland and agricultural production loans to perform under the terms of their borrowing arrangements with us, which in turn could result in credit losses and adversely affect our business, financial condition and results of operations.

Rights Related to the Legal and Regulatory Environment

Changes in the structure of Government-Sponsored Enterprises (“GSEs”) such as Fannie Mae and Freddie Mac and the relationship among the GSEs, the federal government and the private markets, or the conversion of the current conservatorship of the GSEs into receivership, could result in significant changes to our securities portfolio.

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

Future legislation, regulatory reform or policy changes under the current U.S. administration could have a material effect on our business and results of operations.

New legislation, regulatory reform or policy changes under the current U.S. administration, including financial services regulatory reform, tax reform, and GSE reform, could impact our business. At this time, we cannot predict the scope or nature of these changes or assess what the overall effect of such potential changes could be on our results of operations or cash flows.

If our investment in the Federal Home Loan Bank of Des Moines becomes impaired, our earnings and shareholders’ equity could decrease.

We are required to own common stock of FHLB to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB’s advance program. The aggregate cost of our FHLB common stock as of December 31, 2020 was $2.06 million. FHLB common stock is not a marketable security and can only be redeemed by the FHLB.

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

The Company's executive office is located at 1400 Prospect Avenue in Helena, Montana. As of December 31, 2020, the Bank conducted its business through 26 locations; including 23 full service branches, and three other buildings located in Helena and Missoula, Montana. The following table includes the locations by city, as well as whether they are owned or leased.

	Occupancy Type
Locations	Owned	Leased	Total Locations
Big Timber, Montana	1	-	1
Billings, Montana	1	2	3
Bozeman, Montana	2	1	3
Butte, Montana	1	-	1
Choteau, Montana	1	-	1
Denton, Montana	1	-	1
Dutton, Montana	1	-	1
Great Falls, Montana	-	1	1
Hamilton, Montana	1	-	1
Helena, Montana	4	1	5
Livingston, Montana	1	-	1
Missoula, Montana	1	2	3
Sheridan, Montana	1	-	1
Townsend, Montana	1	-	1
Twin Bridges, Montana	1	-	1
Wolf Point, Montana	1	-	1
Total	19	7	26

Management believes all locations are in good condition and meet the operating needs of the Company. As of December 31, 2020, the book value of premises and equipment owned by the Bank totaled $58.76 million. For additional information regarding the Company's premises and equipment and lease obligations, see Note 6 to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data".

ITEM 3.	LEGAL PROCEEDINGS.

The Bank, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Bank. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company's results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq Global Market under the symbol “EBMT.” At the close of business on December 31, 2020, there were 6,775,447 shares of common stock outstanding, held by approximately 915 shareholders of record. The closing price of the common stock on December 31, 2020, was $21.22 per share.

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

On July 23, 2020, Eagle's Board of Directors (the "Board") authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. During the third quarter of 2020, 41,337 shares were purchased under this plan at an average price of $15.75 per share. However, no shares were purchased during the three months ended December 31, 2020. The plan expires on July 23, 2021.

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

Overview

Historically, our principal business has consisted of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including real estate and other consumer assets. We are significantly affected by prevailing economic conditions, particularly interest rates, as well as government policies concerning, among other things, monetary and fiscal affairs, housing and financial institutions and regulations regarding lending and other operations, privacy and consumer disclosure. Attracting and maintaining deposits is influenced by a number of factors, including interest rates paid on competing investments offered by other financial and nonfinancial institutions, account maturities, fee structures and levels of personal income and savings. Lending activities are affected by the demand for funds and thus are influenced by interest rates, the number and quality of lenders and regional economic conditions. Sources of funds for lending activities include deposits, borrowings, repayments on loans, cash flows from maturities of investment securities and income provided from operations.

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

The Bank has a strong mortgage lending focus, with a large portion of its loan originations represented by single-family residential mortgages, which has enabled it to successfully market home equity loans, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.). The Bank has also focused on adding commercial loans to our portfolio, both real estate and non-real estate. We have made significant progress in this initiative. As of December 31, 2020, commercial real estate and commercial business loans represented 53.12% and 19.15% of the total loan portfolio, respectively. The purpose of this diversification is to mitigate our dependence on the residential mortgage market, as well as to improve our ability to manage our interest rate spread. Recent acquisitions have added to our agricultural loans, which generally have shorter maturities and nominally higher interest rates. This has provided additional interest income and improved interest rate sensitivity. The Bank’s management recognizes that fee income will also enable it to be less dependent on specialized lending and it maintains a significant loan serviced portfolio, which provides a steady source of fee income. As of December 31, 2020, we had mortgage servicing rights, net of $10.11 million compared to $8.74 million as of December 31, 2019. Gain on sale of loans also provides significant noninterest income in periods of high mortgage loan origination volumes. Such income will be adversely affected in periods of lower mortgage activity.

Fee income is also supplemented with fees generated from deposit accounts. The Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread. Non-maturity deposits and certificates of deposit do not automatically reprice as interest rates rise.

Management continues to focus on improving the Bank's earnings. Management believes the Bank needs to continue to concentrate on increasing net interest margin, other areas of fee income and control operating expenses to achieve earnings growth going forward. Management’s strategy of growing the loan portfolio and deposit base is expected to help achieve these goals as follows: loans typically earn higher rates of return than investments; a larger deposit base should yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs. The biggest challenge to the strategy is funding the growth of the statement of financial condition in an efficient manner. Though deposit growth has been steady, it may become more difficult to maintain due to significant competition and possible reduced customer demand for deposits as customers may shift into other asset classes.

Other than short term residential construction loans, we do not offer “interest only” mortgage loans on residential 1-4 family properties (where the borrower pays interest but no principal for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as loans having less than full documentation).

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee decreased the federal funds target rate during the year ended December 31, 2019 from 2.50% to 1.75%. The rate decreased from 1.75% to 0.25% during the year ended December 31, 2020. The rate reductions add continued pressure on loan yields.

COVID-19

The Company's performance for the year ended  December 31, 2020 was strong due to higher mortgage banking operations, as a result of a historically low interest rate environment and substantial gains from loan sales. However, the Company also continues to see the impact of the COVID-19 pandemic and its consequences on our Montana communities. The Bank is focused on supporting our customers, communities and employees while prudently managing risk. The Bank is closely monitoring borrowers and businesses serviced and is providing debt service relief for those that have been impacted.

On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) providing economic relief for the country, including the $349 billion Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) to fund short-term loans for small businesses. In April 2020, additional funding was approved for the PPP. Eagle began taking loan applications from its small business clients immediately after the program was implemented, and as of December 31, 2020 had helped 764 customers receive $45.71 million in SBA PPP loans. The Bank has processed applications for PPP loan forgiveness for customers, with 195 loans representing over $15.00 million now paid in full. The remaining 569 SBA PPP loans represent $29.58 million.

While all industries have and will continue to experience adverse impacts as a result of the COVID-19 pandemic, we had exposures in the following impacted industries, as a percentage of loans as of December 31, 2020: health and social assistance (2.6%), hotels and lodging (4.1%), bars and restaurants (2.6%), casinos (1.2%) and nursing homes (0.5%). The Bank continues to reach out to specific borrowers to assess the risks and understand their needs.

The Bank has offered multiple accommodation options to its clients, including 90-day deferrals, forbearances and interest only payments. During 2020, the Montana Board of Investments ("MBOI") began offering 12-months of interest payment assistance to qualified borrowers. As of December 31, 2020, remaining loan modifications for 40 nonresidential borrowers represented $29.00 million in loans or 3.5% of total loans, compared to 66 borrowers representing $55.21 million or 6.5% of loans as of September 30, 2020. The Bank qualified 32 borrowers for the MBOI program representing $26.62 million in loans, which are included in the fourth quarter modifications. Only one loan in the hotel and lodging industry was approved in the MBOI loan program and was considered a troubled debt restructured (“TDR”) loan as of December 31, 2020. No other loans that had been modified related to COVID-19 were reported as TDR's due to the CARES Act exemption. As of December 31, 2020 there remain approximately 54 forbearances approved for residential mortgage loans, of which 49 are sold and serviced. Utilization of credit lines were 82.7% at the end of the fourth quarter compared to 83.4% at the end of the previous quarter, which aligns with historical usage rates.

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

As of December 31, 2020, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses. We rely on cash on hand as well as dividends from our subsidiary bank to service our debt. If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

As of December 31, 2020, our goodwill was not impaired. COVID-19 could cause a further and sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our goodwill is impaired, a noncash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At December 31, 2020 we had goodwill of $20.80 million.

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

Acquisitions

The Bank has used growth through mergers or acquisition, in addition to its strategy of organic growth. In January 2019, the Company acquired Big Muddy Bancorp, Inc. (“BMB”), a Montana corporation, and BMB’s wholly-owned subsidiary, The State Bank of Townsend, a Montana chartered commercial bank (“SBOT”). SBOT operated four branches in Townsend, Dutton, Denton and Choteau, Montana. The transaction provided an opportunity to expand market presence and lending activities throughout the state.

In January 2020, Eagle acquired Western Holding Company of Wolf Point (“WHC”), a Montana corporation, and WHC’s wholly-owned subsidiary, Western Bank of Wolf Point (“WB”), a Montana chartered commercial bank. In the transaction, Eagle acquired one retail bank branch in Wolf Point, Montana.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) intended to improve financial reporting regarding leasing transactions. The new standard affects all companies and organizations that lease assets. The standard requires organizations to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases if the lease terms are more than 12 months. The guidance also requires qualitative and quantitative disclosures providing additional information about the amounts recorded in the financial statements. The amendments in this update were effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and was adopted by the Company in the first quarter of 2019. The adoption of the standard did not have a significant impact on our consolidated financial statements. The Company’s operating leases expire on various dates through 2028 and primarily relate to branch locations. As a result of adopting the lease standard on January 1, 2019, the Company recorded right-of-use assets of $2.37 million and corresponding lease liabilities. The right-of-use assets are included in premises and equipment, net and the lease liabilities are included in accrued expenses and other liabilities on the consolidated statement of financial condition.

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

The Company believes the amendments in this update will have an impact on the Company’s consolidated financial statements and is continuing to evaluate the significance of that impact, even though the adoption date has been deferred. In that regard, we have established a working group under the direction of our Chief Credit Officer and Controller. The group is composed of individuals from the finance and credit administration areas of the Company. We are currently developing an implementation plan, including assessment of processes, segmentation of the loan portfolio and identifying and adding data fields necessary for analysis. The adoption of this standard is likely to result in an increase in the allowance for loan  losses as a result of changing from an “incurred loss” model to an “expected loss” model. While we currently cannot reasonably estimate the impact of adopting this standard, we expect the impact will be influenced by the composition, characteristics and quality of our loan and securities portfolios, as well as the general economic conditions and forecasts as of the adoption date.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) to amend and simplify current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. The guidance will be effective for the Company on January 1, 2023 and adoption of the standard is being evaluated to assess the impact on the Company's consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) to an alternative reference rate such as SOFR. The guidance was effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating this guidance to determine the date of adoption and the potential impact.

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

Derivative and Hedging Activities

FASB ASC Topic 815 Derivatives and Hedging requires that derivatives of the Company be recorded in the consolidated financial statements at fair value. These instruments have certain interest rate risk characteristics that change in value based upon changes in the market. The Company’s derivatives are primarily the result of its mortgage banking activities in the form of interest rate lock commitments forward To-Be-Announced (“TBA”) mortgage backed securities and bulk mandatory forward loan sale commitments. Derivatives are recorded as either other assets or other liabilities on the consolidated statements of financial condition and changes in the fair value of the derivatives are recorded in mortgage banking within noninterest income on the consolidated statements of income.

Fair Value

FASB ASC Topic 820 Fair Value Measurements and Disclosures establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. The objective of a fair value measurement is to estimate the price at which an orderly transaction to sell the asset or to transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).

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

Financial Condition

December 31, 2020 compared to December 31, 2019

Total assets were $1.26 billion at December 31, 2020, an increase of $203.37 million, or 19.3% from $1.05 billion at December 31, 2019. There were several factors impacting this increase. Loans receivable, net increased by $58.86 million from December 31, 2019. In addition, total cash and cash equivalents increased by $44.88 million from December 31, 2019 and has been impacted by PPP funds deposited by borrowers. Securities available-for-sale also increased by $36.07 million from $126.88 million at December 31, 2019. Mortgage loans held-for-sale increased $29.01 million due to robust residential mortgage volumes during 2020. Total liabilities were $1.10 billion at December 31, 2020, an increase of $172.10 million, or 18.5%, from $932.60 million at December 31, 2019. The increase was largely due to an increase in deposits partially offset by a reduction in FHLB advances and borrowings. Total deposits increased by $224.09 million from December 31, 2019. However, FHLB advances and other borrowings decreased $71.28 million from December 31, 2019. Total shareholders’ equity increased by $31.28 million from December 31, 2019.

Financial Condition Details

Investment Activities

We maintain a portfolio of investment securities, classified as either available-for-sale or held-to-maturity to enhance total return on investments. Our investment securities generally include U.S. government and agency obligations, U.S. treasury obligations, Small Business Administration pools, municipal securities, corporate obligations, mortgage-backed securities (“MBSs”), collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABSs”), all with varying characteristics as to rate, maturity and call provisions. There were no held-to-maturity investment securities included in the investment portfolio at December 31, 2020 or 2019. All investment securities included in the investment portfolio are available-for-sale. Eagle also has interest-bearing deposits in other banks and federal funds sold, as well as, stock in FHLB and FRB. FHLB stock was $2.06 million and $4.68 million at December 31, 2020 and 2019, respectively. FRB stock was $2.97 million and $2.53 million at December 31, 2020 and 2019, respectively.

The following table summarizes investment activities:

	December 31,
	2020		2019		2018
	Fair Value	Percentage of Total	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government obligations	$2,245	1.38%	$695	0.55%	$4,217	2.96%
U.S. treasury obligations	5,657	3.47%	12,902	10.17%	5,130	3.61%
Municipal obligations	99,088	60.81%	52,222	41.17%	68,278	48.04%
Corporate obligations	10,663	6.54%	8,388	6.61%	11,119	7.82%
Mortgage-backed securities	7,669	4.71%	9,495	7.48%	19,348	13.61%
Collateralized mortgage obligations	31,189	19.14%	33,334	26.27%	23,875	16.79%
Asset-backed securities	6,435	3.95%	9,839	7.75%	10,198	7.17%
Total securities available-for-sale	$162,946	100.00%	$126,875	100.00%	$142,165	100.00%

Securities available-for-sale were $162.95 million at December 31, 2020, an increase of $36.07 million, or 28.4%, from $126.88 million at December 31, 2019. Securities increased during the period due to the WHC acquisition, which included acquired securities of $43.71 million. Excluding securities acquired, securities decreased by $7.64 million. The decrease was due to sales and maturities of securities, largely offset by purchases during the period.

The following table sets forth information regarding fair values, weighted average yields and maturities of investments. The yields have been computed on a tax equivalent basis. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	December 31, 2020
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total Investment Securities
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Approximate Market Value	Weighted Average Yield
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government obligations	$-	0.00%	$-	0.00%	$1,684	1.62%	$561	3.07%	$2,245	$2,245	1.98%
U.S. treasury obligations	-	0.00%	5,657	2.76%	-	0.00%	-	0.00%	5,657	5,657	2.76%
Municipal obligations	1,978	2.08%	4,427	2.75%	13,563	2.77%	79,120	3.03%	99,088	99,088	3.02%
Corporate obligations	-	0.00%	7,418	1.72%	3,245	4.98%	-	0.00%	10,663	10,663	2.71%
Mortgage-backed securities	-	0.00%	-	0.00%	310	1.85%	7,360	1.52%	7,669	7,669	1.54%
Collateralized mortgage obligations	580	2.58%	7,164	2.88%	3,915	0.54%	19,530	1.14%	31,189	31,189	1.49%
Asset-backed securities	-	0.00%	-	0.00%	-	0.00%	6,435	1.20%	6,435	6,435	1.20%
Total securities available-for-sale	$2,558	2.20%	$24,666	1.85%	$22,717	2.60%	$113,006	2.50%	$162,946	$162,946	2.54%

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	December 31,
	2020		2019		2018		2017		2016
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential 1-4 family (1)	$110,802	13.14%	$119,296	15.28%	$116,939	18.92%	$109,911	21.37%	$113,262	24.24%
Residential 1-4 family construction	46,290	5.49%	38,602	4.95%	27,168	4.40%	25,306	4.92%	20,540	4.40%
Total residential 1-4 family	157,092	18.63%	157,898	20.23%	144,107	23.32%	135,217	26.29%	133,802	28.64%

Commercial real estate	316,668	37.56%	331,062	42.41%	256,784	41.54%	194,805	37.88%	166,932	35.73%
Commercial construction and development	65,281	7.74%	52,670	6.75%	41,739	6.75%	38,351	7.46%	41,810	8.95%
Farmland	65,918	7.82%	50,293	6.44%	29,915	4.84%	11,627	2.26%	6,185	1.32%
Total commercial real estate	447,867	53.12%	434,025	55.60%	328,438	53.13%	244,783	47.60%	214,927	46.00%

Total real estate loans	604,959	71.75%	591,923	75.83%	472,545	76.45%	380,000	73.89%	348,729	74.64%

Other loans:
Home equity	56,563	6.71%	56,414	7.23%	52,159	8.44%	52,672	10.24%	49,018	10.49%
Consumer	20,168	2.39%	18,882	2.42%	16,565	2.68%	15,712	3.06%	14,800	3.16%

Commercial	109,209	12.95%	72,797	9.33%	59,053	9.56%	63,300	12.31%	52,795	11.30%
Agricultural	52,242	6.20%	40,522	5.19%	17,709	2.87%	2,563	0.50%	1,911	0.41%
Total commercial loans	161,451	19.15%	113,319	14.52%	76,762	12.43%	65,863	12.81%	54,706	11.71%

Total other loans	238,182	28.25%	188,615	24.17%	145,486	23.55%	134,247	26.11%	118,524	25.36%

Total loans	843,141	100.00%	780,538	100.00%	618,031	100.00%	514,247	100.00%	467,253	100.00%

Deferred loan fees	(2,038)		(1,303)		(1,098)		(1,093)		(1,092)
Allowance for loan losses	(11,600)		(8,600)		(6,600)		(5,750)		(4,770)

Total loans, net	$829,503		$770,635		$610,333		$507,404		$461,391

(1) Excludes loans held-for-sale

Loans receivable, net increased $58.86 million to $829.50 million at December 31, 2020 due in part to the WHC acquisition. The WHC acquisition included $43.42 million of acquired loans. Excluding acquired loans, loans receivable, net increased by $15.44 million. Including acquired loans, total commercial loans increased $48.13 million, total commercial real estate loans increased $13.84 million, consumer loans increased $1.29 million, home equity loans increased $149,000 and total residential 1- 4 family loans decreased $800,000.

Total loan originations were $1.29 billion for the year ended December 31, 2020 Total residential 1-4 family originations were $971.02 million, which includes $904.27 million of originations of loans held-for-sale. Total commercial originations were $140.96 million, which includes $45.71 million of SBA PPP loans. Total commercial real estate originations were $134.93 million. Home equity loan originations totaled $30.22 million. Consumer loan originations totaled $11.86 million. Loans held-for-sale increased by $29.01 million, to $54.62 million at December 31, 2020 from $25.61 million at December 31, 2019.

Loan Maturities. The following table sets forth the estimated maturity of the loan portfolio of the Bank at December 31, 2020. Balances exclude deferred loan fees and allowance for loan losses. Scheduled principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of a loan is typically substantially less than its contractual terms because of prepayments. In addition, due on sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, the borrower sells the real property, subject to the mortgage, and the loan is not paid off. All mortgage loans are shown to be maturing based on the date of the last payment required by the loan agreement, except as noted.

Loans having no stated maturity, those without a scheduled payment, demand loans and matured loans, are shown as due within six months.

	One Year or Less	One to Five Years	After 5 Years	Total

Total residential 1-4 family (1)	$38,882	$3,991	$114,219	$157,092
Total commercial real estate	40,831	22,758	384,278	447,867
Home equity	4,033	17,002	35,528	56,563
Consumer	1,196	13,401	5,571	20,168
Total Commercial	46,941	73,554	40,956	161,451
Total loans (1)	$131,883	$130,706	$580,552	$843,141

(1) Excludes loans held-for-sale

The following table includes loans by fixed or adjustable rates at December 31, 2020:

	Fixed	Adjustable	Total
	(Dollars in Thousands)
Due after December 31, 2020:
Total residential 1 to 4 family (1)	$67,301	$50,910	$118,211
Total commercial real estate	37,147	369,888	407,035
Home equity	47,251	5,279	52,530
Consumer	17,568	1,403	18,971
Total commercial	6,393	108,118	114,511
Total due after December 31, 2020 (1)	175,660	535,598	711,258

Due in less than one year	29,165	102,718	131,883

Total loans (1)	$204,825	$638,316	$843,141

Percent of total	24.29%	75.71%	100.00%

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. Subsequent write-downs are recorded as a charge to operations. As of December 31, 2020 and 2019, the Bank had $25,000 and $26,000, respectively, of real estate owned and other repossessed property.

The State of Montana placed a freeze on foreclosures on March 28, 2020. Subsequently it released the freeze effective May 24, 2020 with the exception of continued protections for those individuals deemed vulnerable to the coronavirus. The Federal foreclosure moratorium that began March 18, 2020 was recently extended to June 30, 2021. However, the Bank has had minimal impact due to foreclosures affected by these freezes.

Loans are reviewed on a quarterly basis and are placed on nonaccrual status when they are 90 days or more delinquent. Loans may be placed on nonaccrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At December 31, 2020, the Bank had $6.27 million ($5.92 million net of specific reserves for loan losses) of loans that were nonperforming and held on nonaccrual status. At December 31, 2019, the Bank had $3.64 million ($3.57 million net of specific reserves for loan losses) of loans that were nonperforming and held on nonaccrual status.

The following table provides information regarding the Bank’s delinquent loans:

	December 31, 2020
	30-89 Days			90 Days and Greater
	Number	Amount	Percentage of Total	Number	Amount	Percentage of Total
	(Dollars in Thousands)			(Dollars in Thousands)
Loan type:
Real estate loans:
Residential 1-4 family	5	$693	25.22%	1	$34	8.67%
Residential 1-4 family construction	2	853	31.05%	1	170	43.37%
Commercial real estate	2	274	9.97%	-	-	0.00%
Farmland	5	179	6.51%	-	-	0.00%
Other loans:
Home equity	3	53	1.93%	-	-	0.00%
Consumer	42	72	2.62%	-	-	0.00%
Commercial	6	553	20.12%	1	6	1.53%
Agricultural	3	71	2.58%	1	182	46.43%
Total	68	$2,748	100.00%	4	$392	100.00%

The following table sets forth information regarding nonperforming assets:

	December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Nonaccrual loans
Real estate loans:
Residential 1-4 family	$684	$618	$253	$475	$221
Residential 1-4 family construction	337	337	634	-	-
Commercial real estate	631	583	432	-	-
Commercial construction and development	36	50	13	-	-
Farmland	2,245	323	-	-	-
Other loans:
Home equity	94	78	469	242	297
Consumer	151	156	127	153	96
Commercial	537	750	308	107	-
Agricultural	1,542	499	32	-	-
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	34	4	130	-	456
Residential 1-4 family construction	170	-	-	-	-
Commercial real estate	-	-	1,347	-	4
Other loans:
Home equity	-	-	-	-	35
Commercial	6	-	-	-	-
Agricultural	182	1,805	-	-	-
Restructured loans
Real estate loans:
Commercial real estate	1,633	-	-	-	-
Commercial construction and development	14	-	-	-	-
Farmland	-	153	-	-	-
Other loans:
Home equity	17	20	22	-	43
Commercial	-	74	-	-	-
Agricultural	160	-	-	-	-
Total nonperforming loans	8,473	5,450	3,767	977	1,152
Real estate owned and other repossessed property, net	25	26	107	525	825
Total nonperforming assets	$8,498	$5,476	$3,874	$1,502	$1,977

Total nonperforming loans to total loans	1.00%	0.70%	0.61%	0.19%	0.25%
Total nonperforming loans to total assets	0.67%	0.52%	0.44%	0.14%	0.17%
Total allowance for loan loss to nonperforming loans	136.91%	157.80%	175.21%	588.54%	414.06%
Total nonperforming assets to total assets	0.68%	0.52%	0.45%	0.21%	0.29%

Nonaccrual loans as of December 31, 2020 and 2019 include $1.28 million and $1.05 million, respectively of acquired loans that deteriorated subsequent to the acquisition date.

During the year ended December 31, 2020, the Bank sold five real estate owned and other repossessed assets resulting in a net loss of $9,000. There were no write-down on real estate owned and other repossessed assets during the year ended December 31, 2020. During the year ended December 31, 2019, the Bank sold three real estate owned and other repossessed assets resulting in a net loss of $18,000. There was one write-down on real estate owned and other repossessed assets for a loss of $66,000 during the year ended December 31, 2019. During the year ended December 31, 2020 and 2019, an insignificant amount of interest was recorded on loans previously accounted for on a nonaccrual basis.

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

The following table reflects our classified assets:

	December 31, 2020
	Special
	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$-	$857	$199	$-	$1,056
Residential 1-4 family construction	-	337	-	-	337
Commercial real estate	2,568	2,344	-	-	4,912
Commercial construction and development	14	36	-	-	50
Farmland	136	2,164	53	-	2,353
Other loans:			-	-
Home equity	274	112	-	-	386
Consumer	-	151	-	-	151
Commercial	829	570	-	-	1,399
Agricultural	355	1,395	121	-	1,871
Total loans	4,176	7,966	373	-	12,515

Real estate owned/repossessed property, net					25

					$12,540

	December 31, 2019
	Special
	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$-	$1,180	$-	$-	$1,180
Residential 1-4 family construction	-	337	-	-	337
Commercial real estate	-	2,312	-	-	2,312
Commercial construction and development	-	50	-	-	50
Farmland	108	168	58	-	334
Other loans:			-	-
Home equity	78	297	-	-	375
Consumer	-	188	-	-	188
Commercial	159	707	63	-	929
Agricultural	138	570	467	-	1,175
Total loans	483	5,809	588	-	6,880

Real estate owned/repossessed property, net					26

					$6,906

Allowance for Loan Losses and Real Estate Owned. The Bank segregates its loan portfolio for loan losses into the following broad categories: residential 1-4 family, commercial real estate, home equity, consumer and commercial. The Bank provides for a general allowance for losses inherent in the portfolio in the categories referenced above. General loss percentages which are calculated based on historical analyses and other factors such as volume and severity of delinquencies, local and national economy, underwriting standards and other factors. This portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is subjective in nature and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and nonaccruals; trends in volume; terms and portfolio mix; new credit products; changes in lending policies and procedures; and changes in the outlook for the local, regional and national economy.

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

Provisions for, or adjustments to, estimated losses are included in earnings in the period they are established. At December 31, 2020, we had $11.60 million in allowances for loan losses.

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

The following table includes information for allowance for loan losses:

	Years Ended
	December 31,
	2020	2019	2018
	(Dollars in Thousands)

Beginning balance	$8,600	$6,600	$5,750

Provision for loan losses	3,130	2,627	980
Loans charged-off
Commercial real estate	(18)	(195)	(13)
Home equity	-	(75)	(80)
Consumer	(36)	(78)	(72)
Commercial	(173)	(380)	(24)
Recoveries
Commercial real estate	12	17	19
Home equity	-	-	1
Consumer	16	26	27
Commercial	69	58	12
Net loans charged-off	(130)	(627)	(130)

Ending balance	$11,600	$8,600	$6,600

Allowance for loan losses to total loans excluding loans held-for-sale	1.38%	1.10%	1.07%
Allowance for loan losses to total nonperforming loans	136.91%	157.80%	175.21%
Net charge-offs to average loans outstanding during the period	0.01%	0.08%	0.02%

The following table presents allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans:

	December 31,
	2020			2019			2018
	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Residential 1-4 family	$1,506	12.98%	18.63%	$1,301	15.13%	20.23%	$1,301	19.71%	23.32%
Commercial real estate	6,951	59.92%	53.12%	4,826	56.12%	55.60%	3,593	54.44%	53.13%
Total real estate loans	8,457	72.90%	71.75%	6,127	71.25%	75.83%	4,894	74.15%	76.45%

Other loans:
Home equity	515	4.44%	6.71%	477	5.55%	7.23%	477	7.23%	8.44%
Consumer	364	3.14%	2.39%	284	3.30%	2.42%	190	2.88%	2.68%
Commercial	2,264	19.52%	19.15%	1,712	19.90%	14.52%	1,039	15.74%	12.43%
Total other loans	3,143	27.10%	28.25%	2,473	28.75%	24.17%	1,706	25.85%	23.55%

Total	$11,600	100.00%	100.00%	$8,600	100.00%	100.00%	$6,600	100.00%	100.00%

Deposits and Other Sources of Funds

Deposits. Deposits are the Company’s primary source of funds. Core deposits are deposits that are more stable and somewhat less sensitive to rate changes. They also represent lower cost source of funds than rate sensitive, more volatile accounts such as certificates of deposit. We believe that our core deposits are checking, savings, money market and IRA accounts. Based on our historical experience, we include IRA accounts funded by certificates of deposit as core deposits because they exhibit the principal features of core deposits in that they are stable and generally are not rate sensitive. Core deposits were $885.97 million or 85.8% of the Bank’s total deposits at December 31, 2020 ($861.28 million or 83.6% excluding IRA certificates of deposit). The presence of a high percentage of core deposits and, in particular, transaction accounts reflects in part our strategy to restructure our liabilities to more closely resemble the lower cost liabilities of a commercial bank. However, a significant portion of our deposits remains in certificate of deposit form. These certificates of deposit, if they mature and are renewed at higher rates, would result in an increase in our cost of funds.

The following table includes deposit accounts and associated weighted average interest rates for each category of deposits:

	December 31,
	2020			2019			2018
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
	Amount	of Total	Rate	Amount	of Total	Rate	Amount	of Total	Rate
	(Dollars in Thousands)
Noninterest checking	$318,389	30.82%	0.00%	$200,035	24.72%	0.00%	$142,788	22.79%	0.00%
Interest-bearing checking	160,614	15.55%	0.02%	116,397	14.39%	0.03%	105,115	16.78%	0.03%
Savings	179,868	17.41%	0.06%	126,991	15.70%	0.08%	108,234	17.27%	0.05%
Money market accounts	202,407	19.59%	0.24%	132,506	16.38%	0.42%	108,050	17.24%	0.30%
Total	861,278	83.37%	0.07%	575,929	71.19%	0.12%	464,187	74.08%	0.09%
Certificates of deposit accounts:
IRA certificates	24,693	2.39%	0.50%	25,240	3.12%	0.71%	28,198	4.50%	0.60%
Brokered certificates	495	0.05%	1.35%	10,180	1.26%	2.13%	-	0.00%	0.00%
Other certificates	146,617	14.19%	0.71%	197,644	24.43%	1.81%	134,226	21.42%	1.46%
Total certificates of deposit	171,805	16.63%	0.68%	233,064	28.81%	1.70%	162,424	25.92%	1.31%
Total deposits	$1,033,083	100.00%	0.18%	$808,993	100.00%	0.55%	$626,611	100.00%	0.41%

Deposits increased by $224.09 million, or 27.7%, to $1.03 billion at December 31, 2020 from $808.99 million at December 31, 2019. The increase was due in part to the WHC acquisition. Excluding acquired deposits, total deposits increased by $137.52 million. Including acquired deposits, noninterest checking increased by $118.35 million, money market increased by $69.90 million, savings increased by $52.88 million, and interest-bearing checking increased by $44.22 million. Certificates of deposit decreased by $61.26 million. The decrease in time certificates of deposit was impacted by a decrease of $9.68 million in fixed rate brokered CDs, as well as a decrease in other certificates of $51.02. The decrease in other certificates was due to the low interest rate environment and impelled some depositors to move funds to non-maturity deposits upon maturity.

The following table shows the amount of certificates of deposit with balances of $250,000 and greater by time remaining until maturity as of December 31, 2020:

Balance
$250,000
and Greater
(In Thousands)
3 months or less	$5,970
Over 3 to 6 months	4,735
Over 6 to 12 months	10,704
Over 12 months	10,031
Total	$31,440

Our depositors are primarily residents of the state of Montana.

Borrowings. Deposits are the primary source of funds for our lending and investment activities and for general business purposes. However, as the need arises, or in order to take advantage of funding opportunities, we also borrow funds in the form of advances from FHLB of Des Moines to supplement our supply of lendable funds and to meet deposit withdrawal requirements. In addition, during the year ended December 31, 2020, the Bank utilized the FRB's Payroll Protection Program Loan Funding ("PPPLF") facility as a partial source of funding for its SBA PPP loans. We also have Federal funds lines of credit with PCBB, PNC, Zions Bank and UBB.

The following table includes information related to FHLB of Des Moines and other borrowings:

	Years Ended
	December 31,
	2020	2019	2018
	(Dollars in Thousands)
FHLB advances:
Average balance	$61,252	$97,000	$83,979
Maximum balance at any month-end	94,585	123,512	101,357
Balance at period end	17,070	88,350	101,357
Weighted average interest rate during the period	1.84%	2.41%	1.85%
Weighted average interest rate at period end	1.89%	2.18%	2.21%

FRB's PPPLF facility:
Average balance	$14,675	$-	$-
Maximum balance at any month-end	24,065	-	-
Balance at period end	-	-	-
Weighted average interest rate during the period	0.35%	0.00%	0.00%
Weighted average interest rate at period end	0.00%	0.00%	0.00%

Other:
Average balance	$192	$2,307	$3,304
Maximum balance at any month-end	-	6,311	5,380
Balance at period end	-	-	865
Weighted average interest rate during the period	1.15%	2.11%	1.91%
Weighted average interest rate at period end	0.00%	0.00%	1.00%

Total borrowings:
Average balance	$76,119	$99,307	$87,283
Maximum balance at any month-end	105,820	124,377	102,222
Balance at period end	17,070	88,350	102,222
Weighted average interest rate during the period	1.55%	2.40%	1.85%
Weighted average interest rate at period end	1.89%	2.18%	2.20%

Advances from FHLB and other borrowings decreased by $71.28 million to $17.07 million at December 31, 2020 compared to $88.35 million at December 31, 2019. The decrease is due to slower than expected loan growth coupled with increased liquidity resulting from the WHC acquisition and growth in non-maturity deposits fueled by PPP funding and economic stimulus.

Other Long-Term Debt. The following table summarizes other long-term debt activity:

	December 31,		December 31,
	2020		2019
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Senior notes fixed at 5.75%, due 2022	$9,952	33.41%	$9,908	39.72%
Subordinated debentures fixed at 6.75%, due 2025	-	0.00%	9,878	39.61%
Subordinated debentures fixed at 5.5% to floating, due 2030	14,684	49.29%	-	0.00%
Subordinated debentures variable, due 2035	5,155	17.30%	5,155	20.67%
Total other long-term debt, net	$29,791	100.00%	$24,941	100.00%

Total other long-term debt increased by $4.85 million to $29.79 million at December 31, 2020 from $24.94 million at December 31, 2019 primarily due to the issuance in June 2020 of $15.00 million in subordinated notes due 2030, partially offset by the redemption in July 2020 of $10.00 million, 6.75% subordinated notes due 2025.

Shareholders’ Equity

Total shareholders’ equity increased by $31.28 million or 25.7%, to $152.94 million at December 31, 2020 from $121.66 million at December 31, 2019. This was primarily due to net income of $21.21 million. The increase was also due to stock issued in connection with the WHC acquisition of $8.47 million and other comprehensive income of $4.52 million. These increases were slightly offset by dividends paid of $2.62 million and treasury stock purchased for $987,000 .

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

The following table includes average balances for statement of financial position items, as well as, interest and dividends and average yields related to the average balances. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income or expense.

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
	Average	Interest		Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investment securities	$166,577	$3,742	2.24%	$135,904	$3,672	2.70%	$151,018	$4,068	2.69%
FHLB and FRB stock	6,534	370	5.65%	7,363	408	5.54%	6,272	322	5.13%
Loans receivable(1)	874,669	45,381	5.17%	764,075	42,344	5.54%	590,059	30,400	5.15%
Other earning assets	44,771	161	0.36%	5,030	87	1.73%	2,778	53	1.91%
Total interest-earning assets	1,092,551	49,654	4.54%	912,372	46,511	5.10%	750,127	34,843	4.64%
Noninterest-earning assets	127,339			97,645			79,059
Total assets	$1,219,890			$1,010,017			$829,186

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$151,745	$58	0.04%	$116,424	$44	0.04%	$106,845	$36	0.03%
Savings	154,224	145	0.09%	119,674	85	0.07%	103,519	53	0.05%
Money market	169,531	473	0.28%	124,785	449	0.36%	107,236	229	0.21%
Certificates of deposit	213,696	2,938	1.37%	212,370	3,315	1.56%	163,750	1,738	1.06%
Advances from FHLB and other borrowings including long-term debt	104,712	2,870	2.73%	123,497	3,833	3.10%	111,264	3,046	2.74%
Total interest-bearing liabilities	793,908	6,484	0.81%	696,750	7,726	1.11%	592,614	5,102	0.86%
Noninterest checking	265,304			184,654			135,831
Other noninterest-bearing liabilities	19,518			12,819			9,214
Total liabilities	1,078,730			894,223			737,659

Total equity	141,160			115,794			91,527

Total liabilities and equity	$1,219,890			$1,010,017			$829,186
Net interest income/interest rate spread(2)		$43,170	3.73%		$38,785	3.99%		$29,741	3.78%

Net interest margin(3)			3.94%			4.25%			3.96%
Total interest-earning assets to interest-bearing liabilities			137.62%			130.95%			126.58%

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

	Year Ended December 31, 2020			Year Ended December 31, 2019
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities	$829	$(759)	$70	$(407)	$11	$(396)
FHLB and FRB stock	(46)	8	(38)	56	30	86
Loans receivable(1)	6,129	(3,092)	3,037	8,965	2,979	11,944
Other earning assets	687	(613)	74	43	(9)	34
Total interest-earning assets	7,599	(4,456)	3,143	8,657	3,011	11,668

Interest-bearing liabilities:
Checking, savings and money market accounts	199	(101)	98	49	211	260
Certificates of deposit	21	(398)	(377)	517	1,060	1,577
Advances from FHLB and other borrowings including long-term debt	(583)	(380)	(963)	335	452	787
Total interest-bearing liabilities	(363)	(879)	(1,242)	901	1,723	2,624

Change in net interest income	$7,962	$(3,577)	$4,385	$7,756	$1,288	$9,044

(1)     Includes loans held-for-sale.

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2020 and 2019

Net Income

Eagle’s net income for the year ended December 31, 2020 was $21.21 million compared to $10.87 million for the year ended December 31, 2019. The increase of $10.34 million was due to an increase of $25.23 million in noninterest income and an increase in net interest income after loan loss provision of $3.88 million, partially offset by an increase in noninterest expense of $14.64 million and an increase in provision for income taxes of $4.13 million. Basic and diluted earnings per share were $3.12 and $3.11, respectively, for the year ended December 31, 2020. Basic and diluted earnings per share were both $1.69 for the prior period.

Net Interest Income

Net interest income increased to $43.17 million for the year ended December 31, 2020, from $38.79 million for the year ended December 31, 2019. This increase of $4.38 million, or 11.3%, was the result of an increase in interest and dividend income of $3.14 million and a decrease in interest expense of $1.25 million.

Interest and Dividend Income

Total interest and dividend income was $49.65 million for the year ended December 31, 2020, compared to $46.51 million for the year ended December 31, 2019, an increase of $3.14 million, or 6.8%. Interest and fees on loans increased to $45.38 million for the year ended December 31, 2020 from $42.34 million for the same period ended December 31, 2019. This increase of $3.04 million, or 7.2%, was due to an increase in the average balance of loans, partially offset by a decrease in the average yield of loans for the year ended December 31, 2020. Net fee income of $1.03 million earned on PPP loans for the year ended December 31, 2020, along with the 1.0% contractual rate on PPP loans contributed to the downward push on loan yield. Average balances for loans receivable, including loans held for sale, for the year ended December 31, 2020 were $874.67 million, compared to $764.08 million for the prior year period. This represents an increase of $110.59 million, or 14.5% and was impacted by the WHC acquisition, as well as organic growth. The average interest rate earned on loans receivable decreased by 37 basis points, from 5.54% to  5.17%. Interest accretion on purchased loans was $1.55 million for the year ended December 31, 2020 which resulted in a 14 basis point increase in net interest margin compared to $1.88 million for the year ended December 31, 2019 which resulted in an 21 basis point increase in net interest margin. Interest and dividends on investment securities available-for-sale increased slightly by $70,000 or 1.9% for the year ended December 31, 2020 compared to the same period last year. Average balances on investments increased to $166.58 million for the year ended December 31, 2020, from $135.90 million for the year ended December 31, 2019. The increase in average investments is primarily due to the WHC acquisition. However, average interest rates earned on investments decreased to 2.24% for the year ended December 31, 2020 from 2.70% for the year ended December 31, 2019.

Interest Expense

Total interest expense decreased for the year ended December 31, 2020 to $6.48 million from $7.73 million for the year ended December 31, 2019, a decrease of $1.25 million, or 16.2%. The decrease was due to a decrease in interest expense on total borrowings, as well as a decrease in interest expense on deposits. The average borrowing balance decreased from $123.50 million for the year ended December 31, 2019 to $104.71 million for the year ended December 31, 2020 due to increased liquidity levels. The average rate paid on total borrowings also decreased from 3.10% for the year ended December 31, 2019, to 2.73% for the year ended December 31, 2020. The average balance for total deposits was $954.50 million for the year ended December 31, 2020 compared to $757.91 million for the same period in the prior year. This increase was impacted by the WHC acquisition and also increased nonmaturing deposits due to PPP funding and economic stimulus. However, the overall average rate on total deposits was 0.38% for the year ended December 31, 2020 compared to 0.51% for the same period in the prior year.

Loan Loss Provision

Loan loss provisions are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending we conduct and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. Using this methodology, the Bank recorded $1.73 million in loan loss provisions for the year ended December 31, 2020. Additionally, management considered the potential impact of COVID-19 during 2020. Due to the economic slowdown, an increase in the related economic factors was included in the allowance for loan losses analysis and the loan loss reserves was increased by approximately $1.40 million. Therefore, the total loan loss provision for the year ended December 31, 2020 was $3.13 million. Loan loss provisions were $2.63 million for the year ended December 31, 2019. Management believes the level of total allowances is adequate to cover estimated losses inherent in the portfolio. Total nonperforming loans, including restructured loans, net, was $8.47 million at December 31, 2020 compared to $5.45 million at December 31, 2019. The Bank has $25,000 in other real estate owned and other repossessed assets at December 31, 2020 compared to $26,000 at December 31, 2019.

Noninterest Income

Noninterest income increased to $49.07 million for the year ended December 31, 2020, from $23.84 million for the year ended December 31, 2019, an increase of $25.23 million. The increase is largely due to increases in net gain on sale of loans which increased to $36.39 million for the year ended December 31, 2020 from $16.68 million for the year ended December 31, 2019. During the year ended December 31, 2020, $874.72 million residential mortgage loans were sold compared to $480.05 million in the same period in the prior year. In addition, gross margin on sale of mortgage loans for the year ended December 31, 2020 was 4.16% compared to 3.47% for the year ended December 31, 2019.

Noninterest Expense

Noninterest expense was $60.67 million for the year ended December 31, 2020 compared to $46.03 million for the year ended December 31, 2019. The increase of $14.64 million, or 31.8%, is largely due to increased salaries and employee benefits expenses of $11.21 million. The increase in salaries expense is due in part to higher commission-based compensation related to mortgage loan growth and additional staff related to compliance with mortgage rules. Mortgage compensation and benefits increased $5.69 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. Salaries and employee benefits expense was also impacted by the addition of staff partly due to the WHC acquisition. Other noninterest expense includes $792,000 of impairment of servicing rights incurred during the year ended December 31, 2020.

Provision for Income Taxes

Provision for income taxes was $7.23 million for the year ended December 31, 2020, compared to $3.10 million for the year ended December 31, 2019 due to increased income before provision for income taxes. The effective tax rate was 25.4% for the year ended December 31, 2020 compared to 22.2% for the prior year.

Liquidity and Capital Resources

Liquidity

The Bank is required to maintain minimum levels of liquid assets as defined by the Montana Division of Banking and FRB regulations. The liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of December 31, 2020 and 2019.

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

Despite significant liquidity events, liquidity levels throughout the year ended December 31, 2020 remained stable. Elevated cash levels from deposit growth sparked by PPP funds deposited, tax refunds, economic stimulus money and flight to quality was only partially offset by the increase in PPP loans. Subsequent to the end of the first quarter of 2020, and in coordination with the roll out of the PPP, Eagle was approved for short-term funding through the FRB Discount Window. The discount window has not been utilized; however, Eagle has utilized the FRB's PPPLF facility as a partial source for its SBA PPP loans. As of December 31, 2020, Eagle had repaid all PPPLF borrowings. The Company closed a $15.00 million subordinated debt offering in June of 2020, adding to borrowings. In July, $10.00 million in callable subordinated debt was paid off, reducing overall borrowings.

Comparison of Cash Flow for Years Ended December 31, 2020 and 2019

Net cash provided by the Company’s operating activities, which is primarily comprised of cash transactions affecting net income, was $2.12 million for the year ended December 31, 2020 compared to $366,000 for the prior year. Net cash provided by operating activities was slightly higher for the year ended December 31, 2020 primarily due to changes in net income and loans held-for-sale activity, which was offset by an increase in gain on sale of loans.

Net cash used in the Company’s investing activities, which is primarily comprised of cash transactions from investment securities and activity in the loan portfolio, was $22.04 million for the year ended December 31, 2020 compared to $59.70 million for the year ended December 31, 2019. Net cash used in investing activities for the year ended December 31, 2020 was due in part to loan originations being higher than loan pay-off and principal payments during the year. Loan origination and principal collection, net was $24.29 million for the year ended December 31, 2020. In addition, purchases of premises and equipment, net was $20.64 million. Available-for-sale securities purchases were $47.72 million during the year ended December 31, 2020. These uses of cash were more than offset by available-for-sale securities sales and maturities, principal payments and calls of $64.44 million. Net cash used in investing activities for the year ended December 31, 2019 was largely impacted by loan originations being higher than loan pay-off and principal payments during the year. Loan origination and principal collection, net was $79.89 million for the year ended December 31, 2019. There was $51.46 million in available-for-sale securities purchases during the year ended December 31, 2019. These uses of cash were more than offset by available-for-sale securities sales and maturities, principal payments and calls of $71.63 million.

Net cash provided by the Company’s financing activities was $64.80 million for the year ended December 31, 2020 compared to $73.05 million for the year ended December 31, 2019. Net cash provided by financing activities for the year ended December 31, 2020 was impacted by a net increase in deposits of $137.52 million. This was partially offset by net payments on FHLB and other borrowings of $73.78 million. Net cash provided by financing activities for the year ended December 31, 2019 was primarily due to a net increase in deposits of $89.68 million. This was partially offset by net payment on FHLB and other borrowings of $13.01 million.

Capital Resources

At December 31, 2020, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 15.0% compared to an increase of 10.6% at December 31, 2019. The Bank is within the guidelines set forth by the Board of Directors for interest rate sensitivity.

The Bank’s Tier I leverage ratio, as measured under State of Montana and FRB rules, increased from 11.08% as of December 31, 2019 to 11.72% as of December 31, 2020. The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

As of December 31, 2020, the Bank’s regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed “well capitalized” pursuant to State of Montana and FRB rules. At December 31, 2020, the Bank’s total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios amounted to 16.71%, 15.46%, 15.46% and 11.72%, respectively, compared to regulatory requirements of 10.50%, 8.50%, 7.00% and 4.00%, respectively.

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

Interest Rate Risk

Interest rate risk is the potential for loss of future earnings resulting from adverse changes in the level of interest rates. Interest rate risk results from several factors and could have a significant impact on the Company’s net interest income, which is the Company's primary source of net income. Net interest income is affected by changes in interest rates, the relationship between rates on interest-bearing assets and liabilities, the impact of interest fluctuations on asset prepayments and the mix of interest-bearing assets and liabilities.

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

The following table includes the Banks’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of December 31, 2020		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	6.3%	11.1%	-15.0%
-100	-1.6%	-4.0%	-10.0%

The following table discloses how the Bank’s economic value of equity (“EVE”) would react to interest rate changes.

Changes in Market	EVE as a % Change from 0 Shock
Interest Rates	As of December 31, 2020	Board Policy
(Basis Points)	Projected EVE	Limit
		Must be no greater than:
+400	24.5%	-40.0%
+300	20.2%	-35.0%
+200	15.0%	-30.0%
+100	8.7%	-20.0%
0	0.0%	0.0%
-100	-15.2%	-20.0%

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

Commitments are summarized as follows:

	December 31,
	2020	2019
	(In Thousands)
Commitments to extend credit	$173,866	$142,785
Letters of credit	2,647	3,098

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item has been omitted based on Eagle’s status as a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Eagle’s audited consolidated financial statements, notes thereto, and auditor’s reports are found immediately following Part III of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of December 31, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of December 31, 2020, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Based on this assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2020 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

Except as provided below, the information required by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our year ended December 31, 2020.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our directors may be found under the caption “Proposal I – Election of Directors” in our Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”). The information in the Proxy Statement set forth under the captions of “Board Attendance and Committees,” “Board Leadership Structure,” “The Board’s Role in Risk Oversight,” “Code of Ethics” and “Delinquent Section 16(a) Reports,” is incorporated herein by reference.

Information about our executive officers may be found under the caption "Executive Officers" in our Proxy Statement and is incorporated herein by reference.

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

The following documents are filed as part of this report: The audited Consolidated Statements of Financial Condition of Eagle Bancorp Montana, Inc. and subsidiaries as of December 31, 2020 and 2019 and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Shareholder Equity and Consolidated Statements of Cash Flows for the years then ended, together with the related notes and independent auditor’s report.

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

4.4

Description of Eagle Bancorp Montana, Inc.’s Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.4 of our Annual Report on Form 10-K filed on March 11, 2020).

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

10.7	Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Laura F. Clark (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 22, 2020).

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

10.10	Summary of American Federal Savings Bank Bonus Plan (incorporated by reference to Exhibit 10.20 of our Amendment No. 2 to Registration Statement on Form S-1 filed on February 16, 2010).

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

10.14	Amendment No. 3 to the Eagle Bancorp Montana, Inc. 2011 Stock Incentive Plan for Directors, Officers and Employees (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on May 11, 2020).

10.15	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 19, 2015).

10.16	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 13, 2017).

10.17	Form of Subordinated Note Purchase Agreement dated June 10, 2020, by and among Eagle Bancorp Montana, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 10, 2020).

10.18	Form of Eagle Bancorp Montana, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on March 12, 2019).

10.19	Salary Continuation Agreement between Opportunity Bank of Montana and Patrick D. Rensmon (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 11, 2018).

10.20	Salary Continuation Agreement between Opportunity Bank of Montana and Mark O’Neill (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed on November 14, 2018).

10.21	Salary Continuation Agreement between Opportunity Bank of Montana and Dale Field (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on May 9, 2019).

10.22

Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Dale Field (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on November 14, 2018).

10.23	Salary Continuation Agreement between Opportunity Bank of Montana and Chantelle Nash (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed on May 9, 2019).

10.24

Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Chantelle Nash (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q filed on November 14, 2018).

10.25	Salary Continuation Agreement between Opportunity Bank of Montana and Linda Chilton (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on November 5, 2020).

10.26	2020 Non-Employee Director Award Plan (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on May 11, 2020).

21.1	Subsidiaries of Registrant.

23.1	Consent of Moss Adams LLP.

31.1	Certification by Peter J. Johnson, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Laura F. Clark, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
March 10, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Peter J. Johnson	President and Chief Executive Officer	March 10, 2021
Peter J. Johnson	Director (Principal Executive Officer)

/s/ Laura F. Clark	Executive Vice President and Chief Financial Officer/Chief Operating Officer	March 10, 2021
Laura F. Clark	(Principal Financial Officer and Principal Accounting Officer)

/s/ Rick F. Hays	Chairman	March 10, 2021
Rick F. Hays

/s/ Thomas J. McCarvel	Vice Chairman	March 10, 2021
Thomas J. McCarvel

/s/ Maureen J. Rude	Director	March 10, 2021
Maureen J. Rude

/s/ Shavon R. Cape	Director	March 10, 2021
Shavon R. Cape

/s/ Tanya J. Chemodurow	Director	March 10, 2021
Tanya J. Chemodurow

/s/ Kenneth M. Walsh	Director	March 10, 2021
Kenneth M. Walsh

/s/ Corey Jensen	Director	March 10, 2021
Corey Jensen

/s/ Benjamin G. Ruddy	Director	March 10, 2021
Benjamin G. Ruddy

/s/ Cynthia A. Utterback	Director	March 10, 2021
Cynthia A. Utterback

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2020 and 2019

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Eagle Bancorp Montana, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Eagle Bancorp Montana, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for loan losses balance was $11.6 million at December 31, 2020. The allowance for loan losses is maintained to provide for inherent losses based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.  The allowance consists of specific and general components. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors, as well as uncertainties that could affect management’s estimate of probable losses.

We identified management’s estimation of qualitative factors, which are used in the allowance for loan losses calculation, as a critical audit matter. The Company uses qualitative factors to estimate losses related to factors that are not captured in the historical loss rates. These factors are based on management’s evaluation of available internal and external data, which involves significant management judgement. Auditing management’s judgments regarding the determination of qualitative factors applied to the allowance for loan losses involves a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

●

Obtaining management’s analysis and supporting documentation related to the qualitative factors, and testing whether the qualitative factors used in the calculation of the allowance for loan losses are supported by the analysis provided by management.

●

Testing the mathematical accuracy of the allowance for loan losses calculation, including completeness and accuracy of the data used in the calculation, sources of data and application of the qualitative factors within the calculation.

●

Testing the appropriateness of the methodology and assumptions used in the calculation of the allowance for loan losses, including whether the qualitative factors were reliable and relevant, and whether alternative assumptions should have been used.

●

Developed an independent expectation of the general reserve of the allowance for loan losses using a combination of internal and external data and compared the expected balance to the Company’s general reserve including qualitative factors.

/s/ Moss Adams LLP

Everett, Washington

March 10, 2021

We have served as the Company’s auditor since 2019.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

	December 31,
	2020	2019
ASSETS:
Cash and due from banks	$14,455	$18,094
Interest-bearing deposits in banks	47,733	4,284
Federal funds sold	7,614	2,540
Total cash and cash equivalents	69,802	24,918

Securities available-for-sale	162,946	126,875
Federal Home Loan Bank ("FHLB") stock	2,060	4,683
Federal Reserve Bank ("FRB") stock	2,974	2,526
Mortgage loans held-for-sale, at fair value	54,615	25,612
Loans receivable, net of allowance for loan losses of $11,600 and $8,600 at December 31, 2020 and 2019, respectively	829,503	770,635
Accrued interest and dividends receivable	5,765	4,577
Mortgage servicing rights, net	10,105	8,739
Premises and equipment, net	58,762	40,082
Cash surrender value of life insurance, net	27,753	23,608
Goodwill	20,798	15,836
Core deposit intangible, net	2,343	2,786
Other assets	10,208	3,383
Total assets	$1,257,634	$1,054,260

LIABILITIES:
Deposit accounts:
Noninterest-bearing	$318,389	$200,035
Interest-bearing	714,694	608,958
Total deposits	1,033,083	808,993

Accrued expenses and other liabilities	24,295	9,825
Deferred tax liability, net	457	492
FHLB advances and other borrowings	17,070	88,350
Other long-term debt:
Principal amount	30,155	25,155
Unamortized debt issuance costs	(364)	(214)
Total other long-term debt, net	29,791	24,941

Total liabilities	1,104,696	932,601

COMMITMENTS AND CONTINGENCIES (NOTE 11)

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock ($0.01 par value; 20,000,000 shares authorized; 7,110,833 and 6,714,983 shares issued; 6,775,447 and 6,423,033 shares outstanding at December 31, 2020 and 2019, respectively)	71	67
Additional paid-in capital	77,602	68,826
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(145)	(311)
Treasury stock, at cost	(4,423)	(3,643)
Retained earnings	73,982	55,391
Accumulated other comprehensive income, net of tax	5,851	1,329
Total shareholders' equity	152,938	121,659

Total liabilities and shareholders' equity	$1,257,634	$1,054,260

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except for Per Share Data)

	Years Ended
	December 31,
	2020	2019
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$45,381	$42,344
Securities available-for-sale	3,742	3,672
FHLB and FRB dividends	370	408
Other interest income	161	87
Total interest and dividend income	49,654	46,511

INTEREST EXPENSE:
Deposits	3,614	3,893
FHLB advances and other borrowings	1,183	2,387
Other long-term debt	1,687	1,446
Total interest expense	6,484	7,726

NET INTEREST INCOME	43,170	38,785

Loan loss provision	3,130	2,627

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	40,040	36,158

NONINTEREST INCOME:
Service charges on deposit accounts	1,096	1,219
Net gain on sale of mortgage loans	36,391	16,675
Mortgage banking, net	5,660	2,321
Interchange and ATM fees	1,538	1,327
Appreciation in cash surrender value of life insurance	645	720
Net gain on sale of available-for-sale securities	733	69
Net gain on sale/disposal of premises and equipment	4	486
Other noninterest income	3,000	1,024
Total noninterest income	49,067	23,841

NONINTEREST EXPENSE:
Salaries and employee benefits	38,836	27,633
Occupancy and equipment expense	5,019	4,422
Data processing	4,722	3,722
Advertising	911	1,028
Amortization	659	812
Loan costs	1,880	805
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	222	81
Postage	363	289
Professional and examination fees	1,335	1,052
Acquisition costs	157	2,198
Other noninterest expense	6,563	3,989
Total noninterest expense	60,667	46,031

INCOME BEFORE PROVISION FOR INCOME TAXES	28,440	13,968

Provision for income taxes	7,234	3,096

NET INCOME	$21,206	$10,872

BASIC EARNINGS PER SHARE	$3.12	$1.69

DILUTED EARNINGS PER SHARE	$3.11	$1.69

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Years Ended
	December 31,
	2020	2019

NET INCOME	$21,206	$10,872

OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS):
Change in fair value of investment securities available-for-sale	6,871	3,689
Reclassification for net realized gains on investment securities available-for-sale	(733)	(69)
Change in fair value of loans held-for-sale	-	296
Reclassification for net realized gains on loans held-for-sale	-	(605)
Total other comprehensive income	6,138	3,311

Income tax (provision) benefit related to:
Investment securities	(1,616)	(953)
Loans held-for-sale	-	82
Total income tax provision	(1,616)	(871)

COMPREHENSIVE INCOME	$25,728	$13,312

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except for Per Share Data)

							Accumulated
			Additional	Unallocated			Other
	Preferred	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Total

Balance at January 1, 2020	$-	$67	$68,826	$(311)	$(3,643)	$55,391	$1,329	$121,659
Net income	-	-	-	-	-	21,206	-	21,206
Other comprehensive income	-	-	-	-	-	-	4,522	4,522
Dividends paid	-	-	-	-	-	(2,615)	-	(2,615)
Stock issued in connection with Western Holding Company of Wolf Point acquisition	-	4	8,463	-	-		-	8,467
Stock compensation expense	-	-	380	-	-	-	-	380
Treasury stock reissued for compensation (19,340 shares at $10.72 average cost per share )	-	-	(207)	-	207	-	-	-
ESOP shares allocated (16,616 shares)	-	-	140	166	-	-	-	306
Treasury stock purchased (62,776 shares at $15.73 average cost per share)	-	-	-	-	(987)	-	-	(987)
Balance at December 31, 2020	$-	$71	$77,602	$(145)	$(4,423)	$73,982	$5,851	$152,938

Balance at January 1, 2019	$-	$57	$52,051	$(477)	$(2,640)	$46,926	$(1,111)	$94,806
Net income	-	-	-	-	-	10,872	-	10,872
Other comprehensive income	-	-	-	-	-	-	2,440	2,440
Dividends paid	-	-	-	-	-	(2,407)	-	(2,407)
Stock issued in connection with Big Muddy Bancorp, Inc. acquisition	-	10	16,425	-	-		-	16,435
Stock compensation expense	-	-	429	-	-	-	-	429
Treasury stock reissued for compensation (19,340 shares at $10.75 average cost per share )	-	-	(207)	-	207	-	-	-
ESOP shares allocated (16,616 shares)	-	-	128	166	-	-	-	294
Treasury stock purchased (70,000 shares at $17.29 average cost per share)	-	-	-	-	(1,210)	-	-	(1,210)
Balance at December 31, 2019	$-	$67	$68,826	$(311)	$(3,643)	$55,391	$1,329	$121,659

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,206	$10,872
Adjustments to reconcile net income to net cash provided by operating activities:
Loan loss provision	3,130	2,627
Write-down on real estate owned and other repossessed assets	-	66
Impairment of servicing rights	792	-
Depreciation	2,443	1,786
Net amortization of investment securities premiums and discounts	967	866
Amortization of mortgage servicing rights	3,520	1,637
Amortization of core deposit intangible and tax credits	659	812
Amortization of right-of-use assets	472	474
Compensation expense related to restricted stock awards	380	429
ESOP compensation expense for allocated shares	306	294
Deferred income tax (benefit) provision	(1,186)	739
Net gain on sale of loans	(36,391)	(16,675)
Originations of loans held-for-sale	(904,274)	(498,604)
Proceeds from sales of loans held-for-sale	911,662	496,675
Net gain on sale of available-for-sale securities	(733)	(69)
Net loss on sale of real estate owned and other repossessed assets	9	18
Net gain on sale/disposal of premises and equipment	(4)	(486)
Net appreciation in cash surrender value of life insurance	(645)	(720)
Net change in:
Accrued interest and dividends receivable	(180)	158
Other assets	(6,537)	(1,037)
Accrued expenses and other liabilities	6,522	504
Net cash provided by operating activities	2,118	366

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	28,410	58,027
Maturities, principal payments and calls	36,025	13,646
Purchases	(47,724)	(51,464)
FHLB stock redeemed	2,838	592
FRB stock purchased	(373)	(493)
Net cash received from acquisitions	5,044	6,901
Loan origination and principal collection, net	(24,289)	(79,888)
Proceeds from bank owned life insurance	-	519
Purchases of bank owned life insurance	(1,369)	-
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	28	352
Proceeds from sale of premises and equipment	13	2,650
Purchases of premises and equipment, net	(20,638)	(10,543)
Net cash used in investing activities	(22,035)	(59,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	137,518	89,676
Net short-term payments from FHLB and other borrowings	(45,000)	(13,184)
Long-term advances from FHLB and other borrowings	10,000	33,000
Payments on long-term FHLB and other borrowings	(38,780)	(32,823)
Proceeds from issuance of subordinated debentures	15,000	-
Repayment of subordinated debentures	(10,000)	-
Payments for debt issuance costs	(335)	-
Purchase of treasury stock	(987)	(1,210)
Dividends paid	(2,615)	(2,407)
Net cash provided by financing activities	64,801	73,052

NET INCREASE IN CASH AND CASH EQUIVALENTS	44,884	13,717

CASH AND CASH EQUIVALENTS, beginning of period	24,918	11,201

CASH AND CASH EQUIVALENTS, end of period	$69,802	$24,918

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	Years Ended
	December 31,
	2020	2019
	(In Thousands)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest	$6,680	$6,968
Cash paid during the year for income taxes	6,871	2,777
Acquisitions:
Assets acquired, excluding cash	92,087	100,614
Liabilities assumed	93,626	94,666

NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in fair value of securities available-for-sale	$6,138	$3,620
Trade date payable securities	3,168	-
Mortgage servicing rights recognized	5,678	3,276
Right-of-use assets obtained in exchange for lease liabilities	226	2,374
Loans transferred to real estate and other assets acquired in foreclosure	37	132
Stock issued in connection with acquisitions	8,467	16,435

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Summary of Significant Accounting Policies

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

In August 2019, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Western Holding Company of Wolf Point (“WHC”), a Montana corporation, and WHC’s wholly-owned subsidiary, Western Bank of Wolf Point, a Montana chartered commercial bank (“WB”). The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, WHC would merge with and into Eagle, with Eagle continuing as the surviving corporation. The merger closed on January 1, 2020. WB operated one branch in Wolf Point, Montana. In addition, Western Financial Services, Inc. ("WFS") was acquired through the WHC merger. WFS facilitates deferred payment contracts for Bank customers that produce agricultural products.

The Bank is headquartered in Helena, Montana, and has additional branches in Big Timber, Billings, Bozeman, Butte, Choteau, Denton, Dutton, Great Falls, Hamilton, Livingston, Missoula, Sheridan, Townsend, Twin Bridges and Wolf Point, Montana. The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities.

Basis of Financial Statement Presentation and Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In preparing consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights, the fair value of financial instruments, the valuation of goodwill and deferred tax assets and liabilities. In connection with the determination of the specific reserves on collateral dependent loans and valuation of mortgage servicing rights, management obtains independent appraisals and valuations.

Principles of Consolidation

The consolidated financial statements include Eagle, the Bank, the Trust, AFSB NMTC Investment Fund, LLC and WFS. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior period amounts were reclassified to conform to the presentation for 2020. These reclassifications had no impact on net income or total shareholders’ equity.

Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2020 for recognition and/or disclosure.

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

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the statements of financial condition captions “cash and due from banks” and “interest-bearing deposits in banks” all of which mature within ninety days.

Effective March 26, 2020, the Federal Reserve Bank ("FRB") reduced reserve requirement ratios to zero percent to help support lending to households and businesses. The Bank was required to maintain cash reserves with FRB of $1,297,000 at December 31, 2019.The Bank was in compliance with these reserve requirements at December 31, 2019.

Investment Securities

The Company can designate debt and equity securities as held-to-maturity, available-for-sale or trading. At December 31, 2020 and 2019 all securities were designated as available-for-sale.

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

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank (“FHLB”) of Des Moines stock is a restricted investment carried at cost ($100 per share par value), which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on total assets and a specific percentage of its outstanding FHLB advances. The Company had 20,601 and 46,827 FHLB shares at December 31, 2020 and 2019, respectively. Dividends are paid quarterly and are subject to FHLB board approval. Management evaluates FHLB stock for impairment as needed.

Federal Reserve Bank Stock

The Company’s investment in FRB stock is a restricted investment carried at cost, which approximates its fair value. Although the par value of the stock is $100 per share, banks pay only $50 per share at the time of purchase, with the understanding that the other half of the subscription amount is subject to call at any time. As a member of the Federal Reserve System, the Company is required to maintain a minimum level of investment in FRB stock based on a specific percentage of its capital and surplus. The Company had 59,472 and 50,512 FRB shares at December 31, 2020 and 2019, respectively. Dividends are received semi-annually at a fixed rate of 6.00% on the total number of shares.

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

Loans

The Bank originates mortgage, commercial, agricultural and consumer loans primarily to customers located in Montana. The ability of the Bank’s debtors to honor their contracts is dependent upon the general economic conditions in this area.

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

Loans – continued

Nonaccrual and Past Due Loans – Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management's opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, the Bank considers the borrower's debt service capacity through the analysis of current financial information, if available, and/or current information with regards to the Bank's collateral position. Regulatory provisions would typically require the placement of a loan on nonaccrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Commercial Loans – A broad array of commercial lending products are made available to businesses for working capital (including inventory and accounts receivable), purchases of equipment and machinery and business. Bank’s commercial loans are underwritten on the basis of the borrower’s ability to service such debt as reflected by cash flow projections. Commercial loans are generally collateralized by business assets, accounts receivable and inventory, certificates of deposit, securities, guarantees or other collateral. The Bank also generally obtains personal guarantees from the principals of the business. Working capital loans are primarily collateralized by short-term assets, whereas term loans are primarily collateralized by long-term assets. As a result, commercial loans involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans. Payroll Protection Program ("PPP") loans typically have a 24-month term, are unsecured and are fully guaranteed by the Small Business Administration ("SBA"). Borrowers may apply for forgiveness from the SBA and upon approval the loan will be paid off.

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

Troubled Debt Restructured Loans

A troubled debt restructured (“TDR”) loan is a loan in which the Bank grants a concession to the borrower that it would not otherwise consider, for reasons related to a borrower's financial difficulties. The loan terms which have been modified or restructured due to a borrower's financial difficulty, include but are not limited to a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals, renewals and rewrites or a combination of these modification methods. TDR’s are included in impaired loans. The provisions of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") included an election to not apply the guidance on accounting for TDR's to loan modifications, such as extensions or deferrals related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency, of which certain provision have been extended through March 31, 2021. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company has elected to adopt these provisions of the CARES Act.

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

Premises and Equipment

Land is carried at cost. Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the expected useful lives of the assets, ranging from 3 to 40 years. The costs of maintenance and repairs are expensed as incurred, while major expenditures for renewals and betterments are capitalized.

The Company leases certain premises from third parties under various operating lease agreements. Effective January 1, 2019, operating leases are included in premises and equipment, net and other liabilities on the consolidated statements of financial position. Lease expense for lease payments is recognized on a straight-line basis over the life of the lease. Right-of-use assets and corresponding lease liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. If an implicit rate is not available in the lease, the Company uses an incremental borrowing rate to determine the present value of lease payments. Leases with a lease term of 12 months or less are not recorded on the consolidated statements of financial condition.

Cash Surrender Value of Bank Owned Life Insurance

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

Real Estate and Other Repossessed Assets

Assets acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new carrying value. All write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. Real estate and other repossessed properties was $25,000 and $26,000 at December 31, 2020 and 2019, respectively.

Revenue Recognition

The majority of our revenue-generating transactions are not subject to Accounting Standards Codification (“ASC”) Topic 606, including revenue generated from financial instruments, such as our loans, guarantees, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. ASC Topic 606 is applicable to noninterest revenue streams such as wealth management income, service charges on deposit accounts and interchange and other fees. Descriptions of our revenue-generating activities that are within the scope of ASC Topic 606 and are recorded in noninterest income on the consolidated statements of income are discussed below:

Wealth Management Income – We previously offered wealth management products and services through our wealth management division and financial consultants located in several of our markets. The Company discontinued its wealth management services during July of 2019. Revenue from wealth management represented fees due from wealth management customers as consideration for managing the customers’ assets. The Company’s performance obligation for these transactional-based services was generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Wealth management income was $0 and $258,000 for the years ended December 31, 2020 and 2019, respectively.

Service Charges on Deposit Accounts – Revenue from service charges consists of service charges and fees on deposit accounts under depository agreements with customers to provide access to deposited funds and, when applicable, pay interest on deposits. Service charges on deposit accounts may be transactional or non-transactional in nature. Transactional service charges occur in the form of a service or penalty and are charged upon the occurrence of an event (e.g., overdraft fees, ATM fees, wire transfer fees). Transactional service charges are recognized as services are delivered to and consumed by the customer, or as penalty fees are charged. Non-transactional service charges are charges that are based on a broader service, such as account maintenance fees and dormancy fees, and are recognized on a monthly basis. Service Charges on Deposit Accounts were $1,096,000 and $1,219,000 for the years ended December 31, 2020 and 2019, respectively.

Interchange and ATM Fees – Revenue from debit card fees includes interchange fee income from debit cards processed through card association networks. Interchange fees represent a portion of a transaction amount that the Company and other involved parties retain to compensate themselves for giving the cardholder immediate access to funds. Interchange rates are generally set by the card association networks and are based on purchase volumes and other factors. The Company records interchange fees as services are provided. Interchange and ATM fees were $1,538,000 and $1,327,000 for the years ended December 31, 2020 and 2019, respectively.

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

The Company recognizes income tax related penalties and interest, if any, in the provision for income taxes in the consolidated statements of income. Based on management’s analysis, the Company did not have any uncertain tax positions as of December 31, 2020 or 2019. The Company files tax returns in the U.S. federal jurisdiction and the State of Montana. There are currently no income tax examinations underway for these jurisdictions. The Company’s income tax returns are subject to examination by relevant taxing authorities as follows: U.S. Federal income tax returns for tax years 2016 and forward; Montana income tax returns for tax years 2016 and forward.

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

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs were $911,000 and $1,028,000 for the years ended December 31, 2020 and 2019, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Summary of Significant Accounting Policies – continued

Stock-Based Compensation

Compensation cost is recognized for restricted stock awards, based on the fair value of the awards at the grant date. Compensation cost is recognized over the required service period, generally defined as the vesting period. Shares of restricted stock granted through the 2011 Stock Incentive Plan, as amended, vest in equal installments over five years beginning one year from the grant date. Shares of restricted stock granted through the 2020 Non-Employee Director Award Plan vest one year from the grant date.

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

Derivatives

The Company’s derivatives are primarily the result of its mortgage banking activities and are in the form of interest rate lock commitments (“IRLCs), To-Be-Announced (“TBA”) mortgage-backed securities and bulk mandatory forward loan sale commitments. The derivatives are accounted for as free-standing or economic derivatives and are measured at fair value. The derivatives are recognized as either assets or liabilities on the consolidated statements of financial condition and the changes in the fair value of the derivatives are recorded in noninterest income on the consolidated statements of income within mortgage banking.

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

Goodwill and Other Intangible Assets

Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Subsequent to initial recognition, the Company tests goodwill for impairment annually, or more often if events or circumstances, such as adverse changes in the business climate indicate there may be impairment. Due to a triggering event in the first quarter of 2020, a qualitative assessment of goodwill determined there was no goodwill impairment. Subsequently, due to a change in the annual impairment testing date, goodwill was tested for impairment as of  June 30, 2020 and October 31, 2020 and did not result in impairment. In addition, there was no goodwill impairment as of  December 31, 2019.

Goodwill recorded for the WHC acquisition during the first quarter of 2020 was $4,962,000. Goodwill recorded for the BMB acquisition during the first quarter of 2019 was $3,586,000. Final valuation adjustments recorded during the year ended December 31, 2019 were $126,000 and impacted goodwill. The final goodwill recorded related to the acquisition was $3,712,000. Goodwill related to acquisitions prior to 2019 totaled $12,124,000. Other identifiable intangible assets recorded by the Company represent the future benefit associated with the acquisition of the core deposits. Core deposit intangible assets are being amortized over 10 years utilizing methods that approximate the expected attrition of the deposits. The amortization expense is included in the noninterest expense section of the consolidated statements of income.

Segment Reporting

While management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the operations are considered by management to be aggregated in one reportable operating segment.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) intended to improve financial reporting regarding leasing transactions. The new standard affects all companies and organizations that lease assets. The standard requires organizations to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases if the lease terms are more than 12 months. The guidance also requires qualitative and quantitative disclosures providing additional information about the amounts recorded in the financial statements. The amendments in this update were effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and was adopted by the Company in the first quarter of 2019. The adoption of the standard did not have a significant impact on our consolidated financial statements. The Company’s operating leases expire on various dates through 2028 and primarily relate to branch locations. As a result of adopting the lease standard on January 1, 2019, the Company recorded right-of-use assets of $2,374,000 and corresponding lease liabilities. The right-of-use assets are included in premises and equipment, net and the lease liabilities are included in accrued expenses and other liabilities on the consolidated statement of financial condition.

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

The Company believes the amendments in this update will have an impact on the Company’s consolidated financial statements and is continuing to evaluate the significance of that impact, even though the adoption date has been deferred. In that regard, we have established a working group under the direction of our Chief Credit Officer and Controller. The group is composed of individuals from the finance and credit administration areas of the Company. We are currently developing an implementation plan, including assessment of processes, segmentation of the loan portfolio and identifying and adding data fields necessary for analysis. The adoption of this standard is likely to result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model to an “expected loss” model. While we currently cannot reasonably estimate the impact of adopting this standard, we expect the impact will be influenced by the composition, characteristics and quality of our loan and securities portfolios, as well as the general economic conditions and forecasts as of the adoption date.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) to amend and simplify current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. The guidance will be effective for the Company on January 1, 2023 and adoption of the standard is being evaluated to assess the impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) to an alternative reference rate such as SOFR. The guidance was effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating this guidance to determine the date of adoption and the potential impact.

NOTE 2:	Mergers and Acquisitions

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

Effective January 1, 2019, Eagle completed its merger with BMB. BMB merged with and into Eagle, with Eagle continuing as the surviving corporation. The acquisition closed after receipt of approvals from regulatory authorities, approval of BMB shareholders and the satisfaction of other closing conditions. The total consideration paid was $16,436,000 and included cash consideration of $1,000 and common stock issued of $16,435,000.

These transactions were accounted for under the acquisition method of accounting.

All of the assets acquired and liabilities assumed were recognized at their acquisition-date fair value, while transaction costs and restructuring costs associated with the business combination were expensed as incurred. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. The excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. The goodwill recorded is not deductible for federal income tax purposes.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Mergers and Acquisitions – continued

The following table summarizes the fair values of the assets acquired and liabilities assumed, consideration paid and the resulting goodwill.

	WHC	BMB
	January 1,	January 1,
	2020	2019
	(In Thousands, Except Share Data)
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

Goodwill recorded for the WHC acquisition during the first quarter of 2020 was $4,962,000. Goodwill recorded for the BMB acquisition during the first quarter of 2019 was $3,586,000. Certain estimates that existed at January 1, 2019 were realized and a final true up of $126,000 was recorded to goodwill during  the fourth quarter of 2019. The final goodwill recorded related to the BMB acquisition was $3,712,000.

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

The total accretable discount on WHC acquired loans was $1,166,000 as of January 1, 2020. During the year ended December 31, 2020, accretion of the loan discount was $560,000. The remaining accretable loan discount was $606,000 as of December 31, 2020.

The total accretable discount on BMB acquired loans was $2,813,000 as of January 1, 2019. During the year ended December 31, 2019, accretion of the loan discount was $1,480,000. During the year ended December 31, 2020, accretion of the loan discount was $594,000. In addition, $213,000 was written off related to an acquired impaired loan. The remaining accretable loan discount was $526,000 as of December 31, 2020.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Mergers and Acquisitions – continued

One impaired loan was acquired through the WHC acquisition with an insignificant balance as of January 1, 2020. Four impaired loans were acquired through the BMB acquisition with a net balance of $556,000 as of January 1, 2019. The remaining balance of the acquired impaired loans as of December 31, 2020 was $98,000.

Fair value adjustments of $590,000 and 276,000 were recorded for WHC and BMB, respectively, related to premises and equipment. The Company used independent third party appraisals in the determination of the fair value of acquired assets.

Core deposit intangible assets of $208,000 were recorded for WHC and are being amortized using an accelerated method over the estimated useful lives of the related deposits of 10 years from the date of acquisition. Core deposit intangible assets of $1,988,000 were recorded for BMB and are being amortized using an accelerated method over the estimated useful lives of the related deposits of 10 years.

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

Direct costs related to the acquisitions were expensed as incurred. The Company recorded acquisition costs related to WHC of $157,000 and $818,000 during the years ended December 31, 2020 and 2019, respectively. The Company recorded acquisition costs related to BMB of $1,380,000 during the year ended December 31, 2019. Acquisition costs included legal and professional fees and data processing expenses incurred related to the acquisitions.

Operations of acquired entities have been included in the consolidated financial statements since date of acquisition. The Company does not consider them as separate reporting segments and does not track the amount of revenues and net income attributable since acquisition. As such, it is impracticable to determine such amounts for the period from acquisition through December 31, 2020.

The accompanying consolidated statements of income include the results of operations of WHC since the January 1, 2020 acquisition date. The following table presents unaudited pro forma results of operations for the year ended December 31, 2019 as if the acquisition had occurred on January 1, 2019. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments and amortization of the core deposit intangible asset. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company purchased and assumed the assets and liabilities of WHC on January 1, 2019. Cost savings are also not reflected in the unaudited pro forma amounts for the year ended December 31, 2019.

Year Ended
December 31, 2019
(Dollars in Thousands,
Except Per Share Data)
Pro forma net income(1)
Net interest income after loan loss provision	$39,019
Noninterest income	24,996
Noninterest expense	48,788
Income before income taxes	15,227
Income tax provision	3,045
Net income	$12,182

Pro forma earnings per share(1)
Basic earnings per share	$1.90
Diluted earnings per share	$1.89

Weighted average shares outstanding, basic	6,419,654
Weighted average shares outstanding, diluted	6,437,604

(1)	Significant assumptions utilized include the acquisition cost noted above and a 20.00% effective tax rate.

NOTE 3:	Investment Securities

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

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale:
U.S. government obligations	$2,214	$31	$-	$2,245
U.S. treasury obligations	5,153	504	-	5,657
Municipal obligations	92,914	6,175	(1)	99,088
Corporate obligations	10,579	91	(7)	10,663
Mortgage-backed securities	7,513	161	(5)	7,669
Collateralized mortgage obligations	30,339	852	(2)	31,189
Asset-backed securities	6,293	142	-	6,435
Total	$155,005	$7,956	$(15)	$162,946

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale:
U.S. government obligations	$686	$9	$-	695
U.S. treasury obligations	12,632	270	-	12,902
Municipal obligations	50,699	1,616	(93)	52,222
Corporate obligations	8,356	40	(8)	8,388
Mortgage-backed securities	9,460	56	(21)	9,495
Collateralized mortgage obligations	33,129	297	(92)	33,334
Asset-backed securities	10,110	-	(271)	9,839
Total	$125,072	$2,288	$(485)	$126,875

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	Investment Securities – continued

Proceeds from sales of available-for-sale securities and the associated gross realized gains and losses were as follows:

	Years Ended
	December 31,
	2020	2019
	(In Thousands)

Proceeds from sale of available-for-sale securities	$28,410	$58,027

Gross realized gain on sale of available-for-sale securities	$1,068	$576
Gross realized loss on sale of available-for-sale securities	(335)	(507)
Net realized gain on sale of available-for-sale securities	$733	$69

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2020
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$1,971	$1,978
Due from one to five years	16,784	17,502
Due from five to ten years	17,800	18,492
Due after ten years	80,598	86,116
	117,153	124,088

Mortgage-backed securities	7,513	7,669
Collateralized mortgage obligations	30,339	31,189
Total	$155,005	$162,946

At December 31, 2020 and 2019, securities with a fair value of $19,716,000 and $18,897,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	Investment Securities – continued

The Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months were as follows:

	December 31, 2020
	Less than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
Municipal obligations	282	(1)	-	-
Corporate obligations	4,243	(7)	-	-
Mortgage-backed securities and collateralized mortgage obligations	3,180	(2)	1,501	(5)
Asset-backed securities	-	-	-	-
Total	$7,705	$(10)	$1,501	$(5)

	December 31, 2019
	Less than 12 months		12 months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
Municipal obligations	11,142	(93)	-	-
Corporate obligations	-	-	992	(8)
Mortgage-backed securities and collateralized mortgage obligations	9,868	(35)	7,968	(78)
Asset-backed securities	940	(33)	8,900	(238)
Total	$21,950	$(161)	$17,860	$(324)

Unrealized losses associated with investments are believed to be caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Based on the Company’s evaluation of these securities, no other-than-temporary impairment was recorded for the year ended December 31, 2020, or 2019. As of December 31, 2020 and December 31, 2019, there were, respectively, 8 and 28 securities in unrealized loss positions that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans

Loans receivable consisted of the following:

	December 31,
	2020	2019
	(In Thousands)
Real estate loans:
Residential 1-4 family	$157,092	$157,898
Commercial real estate	447,867	434,025

Other loans:
Home equity	56,563	56,414
Consumer	20,168	18,882
Commercial	161,451	113,319

Total	843,141	780,538

Deferred loan fees, net	(2,038)	(1,303)
Allowance for loan losses	(11,600)	(8,600)
Total loans, net	$829,503	$770,635

Within the commercial real estate loan category above, $11,084,000 and $13,602,000 was guaranteed by the United States Department of Agriculture Rural Development at December 31, 2020 and 2019, respectively. Also within the loan categories above, $6,533,000 and $5,701,000 was guaranteed by the United States Department of Agriculture Farm Service Agency at December 31, 2020 and 2019, respectively. In addition, within the commercial category above, $29,581,000 was guaranteed by the SBA under their PPP at December 31,2020. Deferred loan fees, net includes $613,000 of remaining deferred fees related to the PPP at December 31, 2020.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

Allowance for loan losses activity was as follows:

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Balance, January 1, 2020	$1,301	$4,826	$477	$284	$1,712	$8,600
Charge-offs	-	(18)	-	(36)	(173)	(227)
Recoveries	-	12	-	16	69	97
Provision	205	2,131	38	100	656	3,130
Balance, December 31, 2020	$1,506	$6,951	$515	$364	$2,264	$11,600

Balance, December 31, 2020 allocated to loans individually evaluated for impairment	$296	$-	$-	$-	$54	$350

Balance, December 31, 2020 allocated to loans collectively evaluated for impairment	$1,210	$6,951	$515	$364	$2,210	$11,250

Loans receivable:
Balance, December 31, 2020	$157,092	$447,867	$56,563	$20,168	$161,451	$843,141

Balance, December 31, 2020 of loans individually evaluated for impairment	$1,541	$4,559	$111	$151	$2,239	$8,601

Balance, December 31, 2020 of loans collectively evaluated for impairment	$155,551	$443,308	$56,452	$20,017	$159,212	$835,540

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Balance, January 1, 2019	$1,301	$3,593	$477	$190	$1,039	$6,600
Charge-offs	-	(195)	(75)	(78)	(380)	(728)
Recoveries	-	17	-	26	58	101
Provision	-	1,411	75	146	995	2,627
Balance, December 31, 2019	$1,301	$4,826	$477	$284	$1,712	$8,600

Balance, December 31, 2019 allocated to loans individually evaluated for impairment	$-	$-	$-	$-	$74	$74

Balance, December 31, 2019 allocated to loans collectively evaluated for impairment	$1,301	$4,826	$477	$284	$1,638	$8,526

Loans receivable:
Balance, December 31, 2019	$157,898	$434,025	$56,414	$18,882	$113,319	$780,538

Balance, December 31, 2019 of loans individually evaluated for impairment	$955	$1,109	$98	$156	$1,323	$3,641

Balance, December 31, 2019 of loans collectively evaluated for impairment	$156,943	$432,916	$56,316	$18,726	$111,996	$776,897

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

Internal classification of the loan portfolio was as follows:

	December 31, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$109,746	$-	$857	$199	$-	$110,802
Residential 1-4 family construction	45,953	-	337	-	-	46,290
Commercial real estate	311,756	2,568	2,344	-	-	316,668
Commercial construction and development	65,231	14	36	-	-	65,281
Farmland	63,565	136	2,164	53	-	65,918
Other loans:
Home equity	56,177	274	112	-	-	56,563
Consumer	20,017	-	151	-	-	20,168
Commercial	107,810	829	570	-	-	109,209
Agricultural	50,371	355	1,395	121	-	52,242
Total	$830,626	$4,176	$7,966	$373	$-	$843,141

	December 31, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$118,116	$-	$1,180	$-	$-	$119,296
Residential 1-4 family construction	38,265	-	337	-	-	38,602
Commercial real estate	328,750	-	2,312	-	-	331,062
Commercial construction and development	52,620	-	50	-	-	52,670
Farmland	49,959	108	168	58	-	50,293
Other loans:
Home equity	56,039	78	297	-	-	56,414
Consumer	18,694	-	188	-	-	18,882
Commercial	71,868	159	707	63	-	72,797
Agricultural	39,347	138	570	467	-	40,522
Total	$773,658	$483	$5,809	$588	$-	$780,538

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

The following tables include information regarding delinquencies within the loan portfolio.

	December 31, 2020
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Nonaccrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$693	$34	$727	$684	$109,391	$110,802
Residential 1-4 family construction	853	170	1,023	337	44,930	46,290
Commercial real estate	274	-	274	631	315,763	316,668
Commercial construction and development	-	-	-	36	65,245	65,281
Farmland	179	-	179	2,245	63,494	65,918
Other loans:
Home equity	53	-	53	111	56,399	56,563
Consumer	72	-	72	151	19,945	20,168
Commercial	553	6	559	537	108,113	109,209
Agricultural	71	182	253	1,542	50,447	52,242
Total	$2,748	$392	$3,140	$6,274	$833,727	$843,141

	December 31, 2019
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Nonaccrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$702	$4	$706	$618	$117,972	$119,296
Residential 1-4 family construction	260	-	260	337	38,005	38,602
Commercial real estate	793	-	793	583	329,686	331,062
Commercial construction and development	72	-	72	50	52,548	52,670
Farmland	1,039	-	1,039	476	48,778	50,293
Other loans:
Home equity	420	-	420	98	55,896	56,414
Consumer	128	-	128	156	18,598	18,882
Commercial	484	-	484	824	71,489	72,797
Agricultural	702	1,805	2,507	499	37,516	40,522
Total	$4,600	$1,809	$6,409	$3,641	$770,488	$780,538

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

The following tables include information regarding impaired loans.

	December 31, 2020
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
	(In Thousands)
Real estate loans:
Residential 1-4 family	$1,204	$1,267	$296	$911
Residential 1-4 family construction	337	387	-	337
Commercial real estate	2,264	2,328	-	1,423
Commercial construction and development	50	50	-	50
Farmland	2,245	2,262	-	1,360
Other loans:
Home equity	111	136	-	105
Consumer	151	171	-	154
Commercial	537	664	-	681
Agricultural	1,702	2,268	54	1,100
Total	$8,601	$9,533	$350	$6,121

	December 31, 2019
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
	(In Thousands)
Real estate loans:
Residential 1-4 family	$618	$657	$-	$435
Residential 1-4 family construction	337	387	-	485
Commercial real estate	583	766	-	507
Commercial construction and development	50	225	-	32
Farmland	476	513	-	238
Other loans:				-
Home equity	98	115	-	295
Consumer	156	169	-	142
Commercial	824	887	74	566
Agricultural	499	756	-	266
Total	$3,641	$4,475	$74	$2,966

Interest income recognized on impaired loans for the years ended December 31, 2020 and 2019 is considered insignificant. Interest payments received on a cash basis related to impaired loans was $327,000 and $394,000 for the year ended December 31, 2020 and 2019, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

As of December 31, 2020 and 2019, TDR loans totaled $1,824,000 and $246,000, respectively.

During the year ended December 31, 2020, there were three new TDR loans. The recorded investments at time of restructure were $94,000 for a commercial construction and development loan, $1,633,000 for a commercial real estate loan and $160,000 for an agricultural loan. No charge-offs were incurred and the loans continue to be on accrual status.

During the year ended December 31, 2019, there were two new TDR loans. The recorded investments at time of restructure were $76,000 for a commercial loan and $153,000 for a farmland loan. During the year ended December 31, 2020, the remaining recorded investment for the commercial loan of $67,000 was charged off. The farmland loan was paid off during the year ended December 31, 2020.

There was one loan modified as a TDR that defaulted during the year ended December 31, 2020 where the default occurred within 12 months of restructuring. This resulted in the charge-off of $67,000 mentioned above. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of December 31, 2020, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in troubled debt restructures.

The company has offered borrowers accommodations due to the impact from COVID-19, including 90-day deferrals, interest only payments and forbearances, which are not considered TDR's as they met the criteria established in the CARES Act. In addition, during year ended December 31, 2020, the Montana Board of Investments ("MBOI") offered 12-months of interest payment assistance to 32 qualified borrowers. As of December 31, 2020, loan modifications for 40 borrowers with modified loans under the provisions of the CARES Act represented $28,994,000 in loans.

Loans are granted to directors and officers of the Company in the ordinary course of business. Such loans are made in accordance with policies established for all loans of the Company, except that directors, officers and employees may be eligible to receive discounts on loan origination costs.

Loans receivable (including loans sold and serviced for others) from related parties, including directors and executive officers were as follows:

(In Thousands)
Balance, January 1, 2019	$3,126
Principal additions	1,477
Principal payments	(1,604)
Balance, December 31, 2019	$2,999
Principal additions	402
Principal payments	(1,038)
Balance, December 31, 2020	$2,363

	December 31,
	2020	2019
	(In Thousands)

Loans serviced, for the benefit of others, for directors, executive officers and their related parties	$1,891	$2,087

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

	Years Ended
	December 31,
	2020	2019
	(In Thousands)

Interest income from loans owned for directors, executive officers and their related parties	$22	$65

NOTE 5:	Mortgage Servicing Rights

The Company is servicing mortgage loans for the benefit of others which are not included in the consolidated statements of financial condition and have unpaid principal balances of $1,473,971,000 and $1,169,869,000 at December 31, 2020 and 2019, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $3,212,000 and $2,620,000 for the years ended December 31, 2020 and 2019, respectively. These fees, net of amortization, are included in mortgage banking, net which is a component of noninterest income on the consolidated statements of income.

Custodial balances maintained in connection with the foregoing loan servicing, and included in noninterest checking deposits, were $15,853,000 and $8,402,000 at December 31, 2020 and 2019, respectively.

The following table is a summary of activity in mortgage servicing rights:

	Years Ended
	December 31,
	2020	2019
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$8,739	$7,100
Mortgage servicing rights capitalized	5,678	3,276
Amortization of mortgage servicing rights	(3,520)	(1,637)
Ending balance	$10,897	$8,739
Valuation allowance:
Beginning balance	-	-
Impairment of mortgage servicing rights	(792)	-
Ending balance	(792)	-
Mortgage servicing rights, net	10,105	$8,739

An impairment expense on mortgage servicing rights assets of $792,000 was recorded for the year ended December 31, 2020 as a result of faster than expected prepayment speed assumptions. Impairment of servicing rights is included in other noninterest expense on the consolidated statements of income.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Mortgage Servicing Rights – continued

The fair values of these rights were $10,105,000 and $9,835,000 at December 31, 2020 and 2019, respectively. The fair value of servicing rights was determined at loan level, depending on the interest rate and term of the specific loan, using the following valuation assumptions:

	December 31,
	2020	2019
Key assumptions:
Discount rate	12%	12%
Prepayment speed range	221-328%	110 - 246%
Weighted average prepayment speed	281%	171%

NOTE 6:	Premises and Equipment

The cost and accumulated depreciation of premises and equipment was as follows:

	December 31,
	2020	2019
	(In Thousands)
Land	$10,357	$8,118
Buildings and improvements	46,854	34,917
Furniture and equipment	11,351	10,026
Construction in progress	6,260	424
	74,822	53,485
Accumulated depreciation	(17,715)	(15,303)
Premises and equipment, net	$57,107	$38,182

Buildings and improvements increased for the year ended December 31, 2020 mainly due to buildings purchased in Bozeman and Missoula. Depreciation expense was $2,443,000 and $1,786,000 for the years ended December 31, 2020 and 2019, respectively.

The Company leases six full-service branch locations and one administrative office location, under various operating lease agreements. Leases with a lease term of 12 months at commencement are not recorded on the statements of financial position. The Company’s leases have maturities ranging from 2021 to 2028, some of which include lessee options to extend the leases for up to 10 years.

Right-of-use assets and corresponding lease liabilities of $2,374,000 were recorded as a result of adopting the lease standard on January 1, 2019. Typically, the Company's leases do not contain a discount rate implicit in the lease contract. To determine the lease liability for individual leases, the Company uses the FHLB of Des Moines' fixed advance rate which corresponds with the lease term at lease commencement date. For all leases that existed at the adoption date, the FHLB of Des Moines' fixed advance rate corresponding with the remaining lease term as of December 31, 2018 was used.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:	Premises and Equipment – continued

The following table summarizes the Company’s leases:

December 31, 2020
(In Thousands)
Right-of-use assets, net of amortization	$1,655
Lease liabilities	1,685
Weighted average remaining lease term (years)	6.14
Weighted average discount rate	3.02%

The components of lease cost, which were included in occupancy and equipment expense on the consolidated statements of income, were as follows:

December 31, 2020
(In Thousands)
Operating lease cost	$555
Short-term lease cost	69
Total lease cost	$624

The following table presents the maturities of lease liabilities at December 31, 2020 for future periods:

(In Thousands)
2021	$462
2022	280
2023	207
2024	212
2025	212
Thereafter	488
Total lease payments	$1,861
Less imputed interest	(176)
Present value of lease liabilities	$1,685

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:	Goodwill and Other Intangible Assets

Goodwill and core deposit intangible assets were recorded as part of acquisitions. Goodwill totaled $20,798,000 and $15,836,000 at December 31, 2020 and 2019, respectively.

The components of core deposit intangible assets were as follows:

	December 31,
	2020	2019
	(In Thousands)
Core deposit intangible	$4,836	$4,628
Accumulated amortization	(2,493)	(1,842)
Core deposit intangible, net	$2,343	$2,786

Core deposit intangible assets are amortized on an accelerated basis over their estimated life of 10 years. Amortization expense related to intangible assets was $652,000 and $698,000 for the years ended December 31, 2020 and 2019. The estimated aggregate future amortization expense for core deposit intangible assets remaining as of December 31, 2020 was as follows:

Years ending December 31:	(In Thousands)
2021	$564
2022	476
2023	390
2024	320
2025	251
Thereafter	342
Total	$2,343

NOTE 8:	Deposits

Deposits are summarized as follows:

	December 31,
	2020		2019
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Noninterest checking	$318,389	0.00%	$200,035	0.00%
Interest-bearing checking	160,614	0.02%	116,397	0.03%
Savings	179,868	0.06%	126,991	0.08%
Money market	202,407	0.24%	132,506	0.42%
Time certificates of deposits	171,805	0.68%	233,064	1.70%
Total	$1,033,083	0.18%	$808,993	0.55%

Time certificates of deposits include $495,000 and $10,180,000 related to fixed rate brokered CDs at December 31, 2020 and 2019, respectively. In addition, time certificates of deposits include $0 and $16,000,000 related to fixed rate brokered certificates through the Certificate of Deposit Account Registry Service (“CDARS”) at December 31, 2020 and 2019, respectively.

At December 31, 2020 and 2019, the Company held $326,532,000 and $201,398,000, respectively, in deposit accounts that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) requirements of $250,000 and greater.

Time certificates of deposits with balances of $250,000 and greater were $31,440,000 and $49,636,000 at December 31, 2020 and 2019, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:	Deposits – continued

At December 31, 2020, the scheduled maturities of time deposits were as follows:

Years ending December 31:	(In Thousands)
2021	$123,725
2022	35,232
2023	6,921
2024	3,992
2025	1,629
Thereafter	306
Total	$171,805

Interest expense on deposits was as follows:

	Years Ended
	December 31,
	2020	2019
	(In Thousands)
Checking	$58	$44
Savings	87	85
Money market	473	448
Time certificates of deposits	2,996	3,316
Total	$3,614	$3,893

At December 31, 2020 and 2019, the Company reclassified $159,000 and $420,000, respectively, in overdrawn deposits as loans.

Related party deposits, including directors’ and executive officers’ deposit accounts at December 31, 2020 and 2019 were $4,152,000 and $4,757,000, respectively.

NOTE 9:	Advances from the Federal Home Loan Bank and Other Borrowings

At December 31, 2020, advances from the FHLB of Des Moines and other borrowings mature as follows:

Years ending December 31:	(In Thousands)
2021	$12,070
2022	5,000
2023	-
2024	-
2025	-
Thereafter	-
Total	$17,070

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:	Advances from the Federal Home Loan Bank and Other Borrowings – continued

Federal Home Loan Bank Advances

FHLB advances include both fixed and amortizing advances. Fixed advances are due at maturity. Advances are subject to prepayment penalties. Interest rates on these advances are fixed. Advances are collateralized by a blanket pledge of the Bank’s loan portfolio. The Company’s investment in FHLB stock is also pledged as collateral on these advances. The total FHLB funding available to the Company at December 31, 2020, was 45.00% of total Bank assets as determined by FHLB, or approximately $559,332,000. The balance of advances was $17,070,000 and $88,350,000 at December 31, 2020 and 2019, respectively. The Bank also has a contingent letter of credit with FHLB for $1,090,000 and $570,000 at December 31, 2020 and 2019, respectively.

Other Borrowings

During the year ended December 31, 2020, the Bank utilized the FRB's Payroll Protection Program Loan Funding ("PPPLF") facility as a partial source of funding for its SBA PPP loans. However, the outstanding balance was fully repaid as of December 31, 2020.

At December 31, 2018, the Bank’s previous subsidiary, AFSB NMTC Investment Fund, LLC had an $865,000 borrowing related to New Markets Tax Credits. The borrowing was interest only at 1.00% through November 2019. The Bank divested its interest in AFSB NMTC Investment Fund, LLC in November 2019 and the loan was assumed by the new owner.

Federal Funds Purchased

The Bank has $85,000,000 in Federal funds lines of credit with unaffiliated institutions, including Pacific Coast Bankers Bank ("PCBB"), PNC Financial Services Group, Inc. ("PNC"), United Bankers' Bank ("UBB") and Zions Bank. The balance of these lines of credit was $0 as of December 31, 2020 and 2019, respectively.

All Borrowings Outstanding

For all borrowings outstanding the weighted average interest rate for advances at December 31, 2020 and 2019 was 1.89% and 2.18%, respectively. The average amount outstanding was $76,119,000 and $99,307,000 for 2020 and 2019, respectively. The maximum amount outstanding at any month-end was 105,820,000 and $124,377,000 for 2020 and 2019, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:	Other Long-Term Debt

Other long-term debt consisted of the following:

	December 31,
	2020		2019
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)

Senior notes fixed at 5.75%, due 2022	$10,000	$(48)	$10,000	$(92)
Subordinated debentures fixed at 6.75%, due 2025	-	-	10,000	(122)
Subordinated debentures fixed at 5.50% to floating, due 2030	15,000	(316)	-	-
Subordinated debentures variable at 3-Month Libor plus 1.42%, due 2035	5,155	-	5,155	-
Total other long-term debt	$30,155	$(364)	$25,155	$(214)

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

In June 2015, the Company completed the issuance of $10,000,000 in aggregate principal amount of subordinated notes due in 2025 in a private placement transaction to an institutional accredited investor. The notes had an annual fixed rate of 6.75% and interest was be paid quarterly through redemption. The notes were subject to redemption at the option of the Company on or after June 19, 2020. The notes were redeemed on July 10, 2020. The subordinated debentures qualified as Tier 2 capital for regulatory capital purposes.

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders on December 15, 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at 3-Month LIBOR plus 1.42%, making the rate 1.66% and 3.33% as of December 31, 2020 and 2019, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date. The subordinated debentures qualify as Tier 1 capital for regulatory capital purposes.

For 2020 and 2019, interest expense on all other long-term debt was $1,687,000 and $1,446,000, respectively.

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

Commitments are summarized as follows:

	December 31,
	2020	2019
	(In Thousands)
Commitments to extend credit	$173,866	$142,785
Letters of credit	2,647	3,098

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:	Commitments and Contingencies – continued

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

NOTE 12:	Income Taxes

The components of the Company’s income tax provision (benefit) were as follows:

	Years Ended
	December 31,
	2020	2019
	(In Thousands)
Current
U.S. federal	$6,281	$1,445
Montana	2,139	912
Total current income tax provision	8,420	2,357
Deferred
U.S. federal	(949)	690
Montana	(237)	49
Total deferred income tax (benefit) provision	(1,186)	739
Total income tax provision	$7,234	$3,096

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:	Income Taxes – continued

The nature and components of deferred tax assets and liabilities were as follows:

	December 31,
	2020	2019
	(In Thousands)
Deferred tax assets:
Loans receivable	$3,055	$2,265
Deferred loan fees	649	424
Lease liability	444	500
Deferred compensation	1,366	833
Employee benefits	365	320
Acquisition costs	236	271
Acquisition fair value adjustments	498	595
Other	755	429
Total deferred tax assets	7,368	5,637
Deferred tax liabilities:
Premises and equipment	786	841
Right-of-use asset	436	500
Federal Home Loan Bank stock	32	7
Mortgage servicing rights	2,661	2,483
Unrealized gains on securities available-for-sale	2,090	474
Goodwill	995	872
Intangibles	603	706
Other	222	246
Total deferred tax liabilities	7,825	6,129
Net deferred tax liability	$(457)	$(492)

The Company believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:	Income Taxes – continued

A reconciliation of the Company’s effective income tax provision (benefit) to the statutory federal income tax rate was as follows:

	Years Ended
	December 31,
	2020		2019
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income
	(Dollars in Thousands)
Federal income taxes at the statutory rate	$5,973	21.00%	$2,933	21.00%
State income taxes	1,517	5.33%	943	6.75%
Tax-exempt interest income	(285)	-1.00%	(264)	-1.89%
Income from bank-owned life insurance	(135)	-0.47%	(151)	-1.08%
New Market Tax Credits	-	0.00%	(456)	-3.26%
Other, net	164	0.58%	91	0.64%
Actual tax expense and effective tax rate	$7,234	25.44%	$3,096	22.16%

Federal income tax credits received related to New Market Tax Credits were $2,964,000 and were claimed over a seven-year credit allowance period starting in November 2012, and completed as of November 2019.

NOTE 13:	Accumulated Other Comprehensive Income (Loss)

The following table includes information regarding the activity in accumulated other comprehensive income (loss):

		Unrealized
	Unrealized	Gains (Losses)
	Gains (Losses)	on Investment
	on Loans	Securities
	Held-for-Sale	Available for Sale	Total
		(In Thousands)
Balance, January 1, 2020	$-	$1,329	$1,329
Other comprehensive income, before reclassifications and income taxes	-	6,871	6,871
Amounts reclassified from accumulated other comprehensive income, before income taxes	-	(733)	(733)
Income tax provision	-	(1,616)	(1,616)
Total other comprehensive income	-	4,522	4,522
Balance, December 31, 2020	$-	$5,851	$5,851

Balance, January 1, 2019	$227	$(1,338)	$(1,111)
Other comprehensive income, before reclassifications and income taxes	296	3,689	3,985
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes	(605)	(69)	(674)
Income tax benefit (provision)	82	(953)	(871)
Total other comprehensive (loss) income	(227)	2,667	2,440
Balance, December 31, 2019	$-	$1,329	$1,329

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14:	Earnings Per Share

The computations of basic and diluted earnings per share are below.

	Years Ended
	December 31,
	2020	2019
	(Dollars in Thousands, Except for Per Share Data)
Basic weighted average shares outstanding	6,795,503	6,419,654
Dilutive effect of stock compensation	24,803	17,950
Diluted weighted average shares outstanding	6,820,306	6,437,604

Net income available to common shareholders	$21,206	$10,872

Basic earnings per share	$3.12	$1.69

Diluted earnings per share	$3.11	$1.69

There were no anti-dilutive shares at December 31, 2020 or 2019.

NOTE 15:	Capital Management and Regulatory Matters

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

In 2015, federal banking agencies substantially revised the regulatory risk-based capital rules. Community banking organizations were subject to these amendments, which implemented the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act. Basel III capital rules required the Bank to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum ratio of total capital to risk-weighted assets of 8.0%, and a Tier 1 capital to average assets ratio of 4.0%.

The amended rules also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios and resulted in the following phased-in minimum ratios: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital to risk-weighted assets ratio of 8.5% and a total capital to risk-weighted assets ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:	Capital Management and Regulatory Matters – continued

Management believes that, as of December 31, 2020 , the Company and the Bank meet all capital adequacy requirements under the Basel III Capital rules.

As of December 31, 2020, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Banks’s category. The Bank’s actual capital amounts and ratios as of December 31, 2020 are presented in the table below and include the capital conservation buffer of 2.50%:

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2020:
Total risk-based capital to risk weighted assets
Consolidated	$156,897	17.04%	$96,665	10.50%	N/A	N/A
Bank	153,204	16.71%	96,279	10.50%	$91,694	10.00%

Tier I capital to risk weighted assets
Consolidated	130,434	14.17%	78,253	8.50%	N/A	N/A
Bank	141,741	15.46%	77,940	8.50%	73,355	8.00%

Common equity Tier I capital to risk weighted assets
Consolidated	125,434	13.63%	64,444	7.00%	N/A	N/A
Bank	141,741	15.46%	64,186	7.00%	59,601	6.50%

Tier 1 capital to adjusted total average assets
Consolidated	130,434	10.61%	49,183	4.00%	N/A	N/A
Bank	141,741	11.72%	48,370	4.00%	60,462	5.00%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:	Capital Management and Regulatory Matters – continued

The Bank’s actual capital amounts and ratios as of December 31, 2019 are presented in the table below and include the capital conservation buffer of 2.50%.

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2019:
Total risk-based capital to risk weighted assets
Consolidated	$126,711	15.92%	$83,589	10.50%	N/A	N/A
Bank	120,313	15.23%	82,944	10.50%	$78,994	10.00%

Tier I capital to risk weighted assets
Consolidated	108,111	13.58%	67,667	8.50%	N/A	N/A
Bank	111,713	14.14%	67,145	8.50%	63,195	8.00%

Common equity Tier I capital to risk weighted assets
Consolidated	103,111	12.95%	55,726	7.00%	N/A	N/A
Bank	111,713	14.14%	55,296	7.00%	51,346	6.50%

Tier 1 capital to adjusted total average assets
Consolidated	108,111	10.52%	41,099	4.00%	N/A	N/A
Bank	111,713	11.08%	40,332	4.00%	50,414	5.00%

Dividend Limitations

Under State of Montana banking regulation, member banks such as the Bank generally may declare annual cash dividends up to an amount equal to the previous two years’ net earnings. Dividends in excess of such amount require approval of the Division of Banking. The Bank paid dividends of $3,600,000 and $8,000,000 during the years ended December 31, 2020 and 2019, respectively, to Eagle. Eagle paid quarterly dividends of $0.0950 per share to its shareholders for the first two quarters of 2020 and $0.0975 for the last two quarters of 2020. Eagle paid quarterly dividends of $0.0925 per share to its shareholders for the first two quarters of 2019 and $0.095 for the last two quarters of 2019.

Stock Repurchase Program

On July 23, 2020, Eagle's Board of Directors (the "Board") authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. During the third quarter of 2020, 41,337 shares were purchased under this plan at an average price of $15.75 per share. However, no shares were purchased during the three months ended December 31, 2020. The plan expires on July 23, 2021.

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

After two years from the date of the 2010 conversion and upon the written request of the FDIC, Eagle will eliminate or transfer the liquidation account and the interests in such account to the Bank and the liquidation account would become the liquidation account of the Bank and not subject in any manner or amount to Eagle’s creditors. Also, under the rules and regulations of the FDIC, no post-conversion merger, consolidation, or similar combination or transaction with another depository institution in which Eagle or the Bank is not the surviving institution would be considered a liquidation and, in such a transaction, the liquidation account would be assumed by the surviving institution.

NOTE 16:	Related Party Transactions

In the normal course of lending, the Bank provided a commercial line of credit to an affiliated entity that is partially owned by one of the Company’s directors. The commercial line of credit had a balance of $0 as of December 31, 2020 and 2019, respectively. In addition, also in the normal course of lending, the Bank provided a commercial real estate loan to a separate affiliated entity that is partially owned by the same director. The commercial real estate loan had a balance of $248,000 and $272,000 as of December 31, 2020 and 2019, respectively.

NOTE 17:	Benefit Plans

Profit Sharing Plan

The Company provides a noncontributory profit sharing plan for eligible employees who have completed one year of service. The amount of the Company’s annual contribution is determined by the Board. Profit sharing expense was $1,032,000 and $825,000 for the years ended December 31, 2020 and 2019, respectively.

The Company’s profit sharing plan includes a 401(k) feature. At the discretion of the Board, the Company may match up to 50.00% of participants’ contributions up to a maximum of 4.00% of participants’ salaries. For the years ended December 31, 2020 and 2019, the Company’s match totaled $482,000 and $397,000, respectively.

Deferred Compensation Plans

The Company has entered into deferred compensation contracts with current key employees. The contracts provide fixed benefits payable in equal annual installments upon retirement. The Company purchased life insurance contracts that may be used to fund the payments. The charge to expense is based on the present value computations of anticipated liabilities. For the years ended December 31, 2020 and 2019, the total expense was $699,000 and $395,000, respectively. The Company recorded a liability for the deferred compensation plan of $4,751,000 and $2,858,000 at December 31, 2020 and 2019, respectively, which are included in accrued expenses and other liabilities in the consolidated statements of financial condition.

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

Employee Stock Ownership Plan – continued

Total ESOP expenses of $294,000 and $276,000 were recognized for the years ended December 31, 2020 and 2019, respectively.

The following table shows the components of the ESOP shares:

	December 31,
	2020	2019

Allocated shares	223,153	215,867
Unallocated shares	14,362	30,978
Total ESOP shares	237,515	246,845

Fair value of unallocated shares (in thousands)	$304,762	$663,000

Stock Incentive Plans

The Company adopted the stock incentive plan on November 1, 2011. This plan provides for different types of awards including stock options, restricted stock and performance shares. Under this plan, awards of Eagle's common stock may be made to eligible directors, officers and employees. This plan was amended during 2015, 2017 and 2020 and increased the maximum number of shares of restricted stock for issuance under this plan to 293,571. The number of shares of restricted stock available to award under this plan was 61,823 as of December 31, 2020.

The following table shows the activity of the restricted stock awards granted under this plan:

Number of
Shares

Unvested awards as of January 1, 2019	60,160
Awards granted	4,000
Awards vested	(19,340)
Awards forfeited	(880)
Unvested awards as of December 31, 2019	43,940
Awards granted	35,737
Awards vested	(19,340)
Awards forfeited	(2,000)
Unvested awards as of December 31, 2020	58,337

At December 31, 2020, the Company has unrecognized expense of approximately $1,075,000 for this plan, which it expects to recognize ratably through November 2025. This plan also includes shares of stock which may be issued for awards of stock options totaling 246,427. However, no stock options have been awarded under this plan.

The Company established a nonemployee director award plan effective April 23, 2020. Under this plan, awards of Eagle's common stock may be made to eligible directors. The maximum number of shares of restricted stock for issuance under this plan is 13,000. During the year ended December 31, 2020, 2,024 shares were granted under this plan and the number of shares of restricted stock available to award under this plan was 10,976 as of December 31, 2020. At December 31, 2020, the Company has unrecognized expense of approximately $34,000 for this plan, which it expects to recognize ratably through November 2021.

The Company recognized total compensation expense of $380,000 and $429,000 for these plans during the years ended December 31, 2020 and 2019, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:	Derivatives and Hedging Activities

The Company enters into commitments to originate and sell mortgage loans. The Bank uses derivatives to hedge the risk of changes in fair values of interest rate lock commitments and mortgage loans held-for-sale. An optimal amount of mortgage loans are sold directly into bulk commitments with investors at the time an interest rate is locked, other loans are sold on an individual best efforts basis at the time an interest rate is locked, and the remaining balance of locked loans are hedged using TBA mortgage-backed securities or bulk mandatory forward loan sale commitments.

Derivatives are accounted for as free-standing or economic derivatives and are measured at fair value. Derivatives are recorded as either other assets or other liabilities on the consolidated statements of condition.

Derivatives are summarized as follows:

	December 31, 2020			December 31, 2019
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$227,977	$6,017	$-	$48,303	$554	$-
Forward TBA mortgage-backed securities	180,000	-	1,056	67,000	-	201

Changes in the fair value of the derivatives are recorded in mortgage banking, net within noninterest income on the consolidated statements of income. A net gain of $4,607,000 and $353,000 was recorded for the year ended December 31, 2020 and 2019, respectively.

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

Available-for-Sale Securities – Securities classified as available-for-sale are reported at fair value utilizing Level 1 (nationally recognized securities exchanges) and Level 2 inputs. For Level 2 securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include but is not limited to dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions.

Loans Held-for-Sale – These loans are reported at fair value. Fair value is determined based on expected proceeds based on committed sales contracts and commitments of similar loans if not already committed and are considered to be Level 2.

Derivative Instruments – The fair value of the interest rate lock commitments, forward TBA mortgage-backed securities and mandatory forward commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. Interest rate lock commitments are considered to be Level 3 and the forward TBA mortgage-backed securities and mandatory forward commitments are considered to be Level 2.

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

Mortgage Servicing Rights – The fair value of mortgage servicing rights are estimated using present value of expected cash flows based on a third party model that incorporated industry assumptions and is adjusted for factors such as prepayment speeds and are considered level 3 inputs.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19:	Fair Value of Financial Instruments – continued

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government obligations	$-	$2,245	$-	$2,245
U.S. treasury obligations	5,657	-	-	5,657
Municipal obligations	-	99,088	-	99,088
Corporate obligations	-	10,663	-	10,663
Mortgage-backed securities	-	7,669	-	7,669
Collateralized mortgage obligations	-	31,189	-	31,189
Asset-backed securities	-	6,435	-	6,435
Loans held-for-sale	-	54,615	-	54,615
Interest rate lock commitments	-	-	6,017	6,017
Financial liabilities:
Forward TBA mortgage-backed securities	-	1,056	-	1,056

	December 31, 2019
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government obligations	$-	$695	$-	$695
U.S. treasury obligations	12,902	-	-	12,902
Municipal obligations	-	52,222	-	52,222
Corporate obligations	-	8,388	-	8,388
Mortgage-backed securities	-	9,495	-	9,495
Collateralized mortgage obligations	-	33,334	-	33,334
Asset-backed securities	-	9,839	-	9,839
Loans held-for-sale	-	25,612	-	25,612
Interest rate lock commitments	-	-	554	554
Financial liabilities:
Forward TBA mortgage-backed securities	-	201	-	201

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19:	Fair Value of Financial Instruments – continued

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

The following tables summarize financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$728	$728
Real estate and other repossessed assets	-	-	-	-
Mortgage servicing rights	-	-	10,105	10,105

	December 31, 2019
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$491	$491
Real estate and other repossessed assets	-	-	25	25
Mortgage servicing rights	-	-	-	-

The following table represents the Banks's Level 3 financial assets and liabilities, the valuation techniques used to measure the fair value of those assets and liabilities, and the significant unobservable inputs and the ranges of values for those inputs:

	Principal	Significant	Range of
	Valuation	Unobservable	Significant Input
Instrument	Technique	Inputs	Values

Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	10 - 30%
Real estate and other repossessed assets	Fair value of collateral	Discount applied to the obtained appraisal	10 - 30%
Mortgage servicing rights	Discounted cash flows	Discount rate	10 - 15%
		Prepayment speeds	100 - 350%
Interest rate lock commitments	Internal pricing model	Pull-through expectations	80 - 90%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19:	Fair Value of Financial Instruments – continued

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the year ended  December 31, 2020.

Interest
Rate Lock
Commitments
(In Thousands)
Balance, January 1, 2020	$554
Purchases and issuances	26,128
Sales and settlements	(20,665)
Balance, December 31, 2020	$6,017

Net change in unrealized gains relating to items held at end of period	$5,463

The tables below summarize the estimated fair values of financial instruments of the Company, whether or not recognized at fair value on the consolidated statements of condition. The tables are followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

	December 31, 2020
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$69,802	$-	$-	$69,802	$69,802
FHLB stock	2,060	-	-	2,060	2,060
FRB stock	2,974	-	-	2,974	2,974
Loans receivable, gross	-	-	847,579	847,579	841,103
Accrued interest and dividends receivable	5,765	-	-	5,765	5,765
Mortgage servicing rights	-	-	10,105	10,105	10,105
Financial liabilities:
Non-maturing interest-bearing deposits	-	542,889	-	542,889	542,889
Noninterest-bearing deposits	318,389	-	-	318,389	318,389
Time certificates of deposit	-	-	172,561	172,561	171,805
Accrued expenses and other liabilities	23,239	-	-	23,239	23,239
FHLB advances and other borrowings	-	-	17,217	17,217	17,070
Other long-term debt	-	-	29,414	29,414	30,155

	December 31, 2019
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$24,918	$-	$-	$24,918	$24,918
FHLB stock	4,683	-	-	4,683	4,683
FRB stock	2,526	-	-	2,526	2,526
Loans receivable, gross	-	-	778,923	778,923	779,235
Accrued interest and dividends receivable	4,577	-	-	4,577	4,577
Mortgage servicing rights	-	-	9,835	9,835	8,739
Financial liabilities:
Non-maturing interest-bearing deposits	-	375,894	-	375,894	375,894
Noninterest-bearing deposits	200,035	-	-	200,035	200,035
Time certificates of deposit	-	-	233,041	233,041	233,064
Accrued expenses and other liabilities	9,624	-	-	9,624	9,624
FHLB advances and other borrowings	-	-	88,447	88,447	88,350
Other long-term debt	-	-	24,661	24,661	25,155

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20:	Condensed Parent Company Financial Statements

Included below are the condensed financial statements of the Parent Company, Eagle Bancorp Montana, Inc.:

	December 31,
	2020	2019
	(In Thousands)
Assets:
Cash and cash equivalents	$5,775	$8,916
Securities available-for-sale	5,149	5,152
Investment in Eagle Bancorp Statutory Trust I	155	155
Investment in Subsidiaries	169,190	130,165
Other assets	3,126	2,473
Total assets	$183,395	$146,861

Liabilities and Shareholders' Equity:
Accounts payable and accrued expenses	$666	$261
Other long-term debt	29,791	24,941
Shareholders' equity	152,938	121,659
Total liabilities and shareholders' equity	$183,395	$146,861

	Years Ended
	December 31,
	2020	2019
	(In Thousands)

Interest income	$152	$273
Interest expense	(1,690)	(1,452)
Noninterest income	-	(6)
Noninterest expense	(1,116)	(2,582)
Loss before income taxes	(2,654)	(3,767)
Income tax benefit	(659)	(1,065)
Loss before equity in undistributed earnings of Subsidiaries	(1,995)	(2,702)
Equity in undistributed earnings of Subsidiaries	23,201	13,574
Net income	$21,206	$10,872

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20:	Condensed Parent Company Financial Statements – continued

	Years Ended
	December 31,
	2020	2019
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$21,206	$10,872
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of Subsidiaries	(23,201)	(13,574)
Other adjustments, net	(25)	(578)
Net cash used in operating activities	(2,020)	(3,280)

Cash Flows from Investing Activities:
Cash contributions from Opportunity Bank of Montana	3,600	8,000
Cash paid for acquisitions, net of cash received	(6,500)	-
Activity in available-for-sale securities:
Sales	-	5,291
Maturities, principal payments and calls	10,250	620
Purchases	(10,199)	-
Net cash (used in) provided by investing activities	(2,849)	13,911

Cash Flows from Financing Activities:
Proceeds from issuance of subordinated debentures	15,000	-
Repayment of subordinated debentures	(10,000)	-
Payments for debt issuance costs	(335)	-
ESOP payments and dividends	285	317
Payments to purchase treasury stock	(987)	(1,210)
Treasury shares reissued for compensation	380	369
Dividends paid	(2,615)	(2,407)
Net cash provided by (used in) financing activities	1,728	(2,931)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,141)	7,700

Cash and Cash Equivalents, beginning of period	8,916	1,216

Cash and Cash Equivalents, end of period	$5,775	$8,916