Form 10-Q
period 2021-03-31
Eagle Bancorp Montana, Inc.
filed 2021-05-06
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock par value $0.01 per share	EBMT	Nasdaq Global Market

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	6,775,447 shares outstanding

As of April 30, 2021

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Cautionary Note Regarding Forward-Looking Statements

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2020, any subsequent Reports on Form 10-Q and Form 8-K, and other filings with the SEC. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS:
Cash and due from banks	$17,199	$14,455
Interest-bearing deposits in banks	87,165	47,733
Federal funds sold	6,859	7,614
Total cash and cash equivalents	111,223	69,802

Securities available-for-sale	180,276	162,946
Federal Home Loan Bank ("FHLB") stock	1,977	2,060
Federal Reserve Bank ("FRB") stock	2,974	2,974
Mortgage loans held-for-sale, at fair value	60,609	54,615
Loans receivable, net of allowance for loan losses of $11,900 at March 31, 2021 and $11,600 at December 31, 2020	817,439	829,503
Accrued interest and dividends receivable	5,451	5,765
Mortgage servicing rights, net	11,320	10,105
Premises and equipment, net	61,971	58,762
Cash surrender value of life insurance, net	27,911	27,753
Goodwill	20,798	20,798
Core deposit intangible, net	2,202	2,343
Deferred tax asset, net	154	-
Other assets	7,116	10,208

Total assets	$1,311,421	$1,257,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	March 31,	December 31,
	2021	2020
LIABILITIES:
Deposit accounts:
Noninterest-bearing	$331,589	$318,389
Interest-bearing	761,815	714,694
Total deposits	1,093,404	1,033,083

Accrued expenses and other liabilities	20,513	24,295
Deferred tax liability, net	-	457
FHLB advances and other borrowings	11,862	17,070
Other long-term debt:
Principal amount	30,155	30,155
Unamortized debt issuance costs	(344)	(364)
Total other long-term debt, net	29,811	29,791

Total liabilities	1,155,590	1,104,696

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 20,000,000 shares authorized; 7,110,833 shares issued; 6,775,447 shares outstanding at March 31, 2021 and December 31, 2020, respectively)	71	71
Additional paid-in capital	77,744	77,602
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(103)	(145)
Treasury stock, at cost	(4,423)	(4,423)
Retained earnings	78,586	73,982
Accumulated other comprehensive income, net of tax	3,956	5,851
Total shareholders' equity	155,831	152,938

Total liabilities and shareholders' equity	$1,311,421	$1,257,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$11,029	$11,432
Securities available-for-sale	877	1,027
FHLB and FRB dividends	69	94
Other interest income	26	78
Total interest and dividend income	12,001	12,631

INTEREST EXPENSE:
Deposits	402	1,339
FHLB advances and other borrowings	70	463
Other long-term debt	390	352
Total interest expense	862	2,154

NET INTEREST INCOME	11,139	10,477

Loan loss provision	299	670

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	10,840	9,807

NONINTEREST INCOME:
Service charges on deposit accounts	273	316
Net gain on sale of mortgage loans	14,277	5,411
Mortgage banking, net	(2,514)	1,602
Interchange and ATM fees	425	337
Appreciation in cash surrender value of life insurance	158	160
Other noninterest income	774	478
Total noninterest income	$13,393	$8,304

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
NONINTEREST EXPENSE:
Salaries and employee benefits	$12,086	$7,682
Occupancy and equipment expense	1,430	1,209
Data processing	1,297	1,250
Advertising	273	249
Amortization	144	164
Loan costs	722	247
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	81	69
Postage	95	98
Professional and examination fees	282	285
Acquisition costs	-	128
Other noninterest expense	803	1,467
Total noninterest expense	17,213	12,848

INCOME BEFORE PROVISION FOR INCOME TAXES	7,020	5,263

Provision for income taxes	1,755	1,336

NET INCOME	$5,265	$3,927

BASIC EARNINGS PER SHARE	$0.78	$0.58

DILUTED EARNINGS PER SHARE	$0.78	$0.57

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

NET INCOME	$5,265	$3,927

OTHER ITEMS OF COMPREHENSIVE (LOSS) INCOME BEFORE TAX:
Change in fair value of securities available-for-sale	(2,572)	205
Income tax benefit (provision) related to securities available-for-sale	677	(54)

COMPREHENSIVE INCOME	$3,370	$4,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended March 31, 2021 and 2020

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME (LOSS)	TOTAL

Balance at January 1, 2021	$-	$71	$77,602	$(145)	$(4,423)	$73,982	$5,851	$152,938
Net income	-	-	-	-	-	5,265	-	5,265
Other comprehensive loss	-	-	-	-	-	-	(1,895)	(1,895)
Dividends paid ($0.0975 per share)	-	-	-	-	-	(661)	-	(661)
Stock compensation expense	-	-	90	-	-	-	-	90
ESOP shares allocated (4,154 shares)	-	-	52	42	-	-	-	94
Balance at March 31, 2021	$-	$71	$77,744	$(103)	$(4,423)	$78,586	$3,956	$155,831

Balance at January 1, 2020	$-	$67	$68,826	$(311)	$(3,643)	$55,391	$1,329	$121,659
Net income	-	-	-	-	-	3,927	-	3,927
Other comprehensive income	-	-	-	-	-	-	151	151
Dividends paid ($0.095 per share)	-	-	-	-	-	(648)	-	(648)
Stock issued in connection with Western Holding Company of Wolf Point acquisition	-	4	8,463	-	-	-	-	8,467
Stock compensation expense	-	-	70	-	-	-	-	70
ESOP shares allocated (4,154 shares)	-	-	40	42	-	-	-	82
Balance at March 31, 2020	$-	$71	$77,399	$(269)	$(3,643)	$58,670	$1,480	$133,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,265	$3,927
Adjustments to reconcile net income to net cash provided by operating activities:
Loan loss provision	299	670
(Recovery) impairment of mortgage servicing rights	(677)	153
Depreciation	649	574
Net amortization of investment securities premiums and discounts	238	280
Amortization of mortgage servicing rights	994	511
Amortization of core deposit intangible and tax credits	144	164
Amortization of right-of-use assets	128	117
Compensation expense related to restricted stock awards	90	70
ESOP compensation expense for allocated shares	94	82
Deferred income tax provision (benefit)	66	(23)
Net gain on sale of loans	(14,277)	(5,411)
Originations of loans held-for-sale	(267,168)	(132,225)
Proceeds from sales of loans held-for-sale	275,451	138,061
Net loss on sale of real estate owned and other repossessed assets	9	-
Net gain on sale/disposal of premises and equipment	-	(4)
Net appreciation in cash surrender value of life insurance	(158)	(160)
Net change in:
Accrued interest and dividends receivable	314	256
Other assets	3,084	(6,042)
Accrued expenses and other liabilities	(614)	2,688
Net cash provided by operating activities	3,931	3,688

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Maturities, principal payments and calls	2,355	4,106
Purchases	(25,663)	(1,500)
FHLB stock redeemed (purchased)	83	(263)
Net cash received from acquisitions	-	5,044
Loan origination and principal collection, net	10,233	(371)
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	16	-
Purchases of premises and equipment, net	(3,986)	(11,596)
Net cash used in investing activities	$(16,962)	$(4,580)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$60,321	$(7,340)
Net short-term advances from FHLB and other borrowings	-	7,910
Long-term advances from FHLB and other borrowings	-	10,000
Payments on long-term FHLB and other borrowings	(5,208)	(14,175)
Dividends paid	(661)	(648)
Net cash provided by (used in) financing activities	54,452	(4,253)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,421	(5,145)

CASH AND CASH EQUIVALENTS, beginning of period	69,802	24,918

CASH AND CASH EQUIVALENTS, end of period	$111,223	$19,773

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,415	$2,172
Cash paid during the period for income taxes	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in fair value of securities available-for-sale	$(2,572)	$205
Mortgage servicing rights recognized	1,532	943
Loans transferred to real estate and other assets acquired in foreclosure	-	34
Stock issued in connection with acquisitions	-	8,467

See Note 2. Mergers and Acquisitions for additional information related to assets acquired and liabilities assumed in acquisitions.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Basis of Financial Statement Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K with all of the audited information and footnotes required by U.S. GAAP for complete financial statements for the year ended December 31, 2020, as filed with the SEC on March 10, 2021. In the opinion of management, all normal adjustments and recurring accruals considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

The results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending  December 31, 2021 or any other period. In preparing condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights, the fair value of financial instruments, the valuation of goodwill and deferred tax assets and liabilities.

Principles of Consolidation

The condensed consolidated financial statements include Eagle, the Bank, Eagle Bancorp Statutory Trust I (the “Trust”) and WFS. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior period amounts were reclassified to conform to the presentation for 2021. These reclassifications had no impact on net income or shareholders’ equity.

Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2021 for recognition and/or disclosure.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. MERGERS AND ACQUISITIONS

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

This transaction was accounted for under the acquisition method of accounting.

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

WHC
January 1,
2020
(In Thousands)
Assets acquired:
Cash and cash equivalents	$11,544
Securities available-for-sale	43,710
Loans receivable	43,424
Premises and equipment	740
Cash surrender value of life insurance	2,131
Core deposit intangible	208
Other assets	1,874
Total assets acquired	$103,631

Liabilities assumed:
Deposits	$86,572
Accrued expenses and other liabilities	4,554
Other borrowings	2,500
Total liabilities assumed	$93,626

Net assets acquired	$10,005

Consideration paid:
Cash	$6,500
Common stock issued (395,850 shares)	8,467
Total consideration paid	$14,967

Goodwill resulting from acquisition	$4,962

Goodwill recorded for the WHC acquisition during the three months ended March 31, 2020 was $4,962,000.

WHC investments were written up $425,000 to fair value on the date of acquisition based on market prices obtained from an independent third party.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The total accretable discount on WHC acquired loans was $1,166,000 as of January 1, 2020. During the year ended December 31, 2020, accretion of the loan discount was $560,000. During the three months ended March 31, 2021, accretion of the loan discount was $49,000. The remaining accretable loan discount was $557,000 as of  March 31, 2021.One impaired loan was acquired through the WHC acquisition with an insignificant balance as of January 1, 2020.

Fair value adjustments of $590,000 were recorded for WHC related to premises and equipment. The Company used independent third party appraisals in the determination of the fair value of acquired assets.

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

Direct costs related to the acquisition were expensed as incurred. There were no acquisition costs recorded during the three months ended March 31, 2021. The Company recorded acquisition costs related to WHC of $157,000 during the year ended  December 31, 2020. Acquisition costs included professional fees and data processing expenses incurred related to the acquisitions.

Operations of acquired entities have been included in the condensed consolidated financial statements since date of acquisition. The Company does not consider them as separate reporting segments and does not track the amount of revenues and net income attributable since acquisition. As such, it is impracticable to determine such amounts for the period from acquisition date through March 31, 2021. The accompanying condensed consolidated statements of income include the results of operations of WHC since the January 1, 2020 acquisition date.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. INVESTMENT SECURITIES

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	March 31, 2021				December 31, 2020
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(In Thousands)
Available-for-Sale:
U.S. government obligations	$2,081	$25	$-	$2,106	$2,214	$31	$-	$2,245
U.S. treasury obligations	22,550	482	-	23,032	5,153	504	-	5,657
Municipal obligations	93,965	4,085	(385)	97,665	92,914	6,175	(1)	99,088
Corporate obligations	10,572	179	(8)	10,743	10,579	91	(7)	10,663
Mortgage-backed securities	6,921	156	-	7,077	7,513	161	(5)	7,669
Collateralized mortgage obligations	32,673	739	(35)	33,377	30,339	852	(2)	31,189
Asset-backed securities	6,145	131	-	6,276	6,293	142	-	6,435
Total	$174,907	$5,797	$(428)	$180,276	$155,005	$7,956	$(15)	$162,946

For the three months ended March 31, 2021 and 2020, there were no sales of available-for-sale securities. As a result, there were no associated gross gains or losses.

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2021
	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$5,287	$5,345
Due from one to five years	13,224	13,774
Due from five to ten years	35,339	36,006
Due after ten years	81,463	84,697
	135,313	139,822
Mortgage-backed securities	6,921	7,077
Collateralized mortgage obligations	32,673	33,377
Total	$174,907	$180,276

As of March 31, 2021 and  December 31, 2020, securities with a fair value of $21,129,000 and $19,716,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	March 31, 2021
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
Municipal obligations	$16,498	$(384)	$130	$(1)
Corporate obligations	1,992	(8)	-	-
Mortgage-backed securities and collateralized mortgage obligations	5,153	(35)	-	-
Total	$23,643	$(427)	$130	$(1)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. INVESTMENT SECURITIES – continued

	December 31, 2020
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
Municipal obligations	$282	$(1)	$-	$-
Corporate obligations	4,243	(7)	-	-
Mortgage-backed securities and collateralized mortgage obligations	3,180	(2)	1,501	(5)
Total	$7,705	$(10)	$1,501	$(5)

Unrealized losses associated with investments are believed to be caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Based on the Company's evaluation of these securities, no other-than-temporary impairment was recorded for the three months ended March 31, 2021 or the year ended December 31, 2020. As of March 31, 2021 and December 31, 2020, there were, respectively, 22 and 8 securities in unrealized loss positions that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

NOTE 4. LOANS RECEIVABLE

Loans receivable consisted of the following:

	March 31,	December 31,
	2021	2020
	(In Thousands)
Real estate loans:
Residential 1-4 family	$136,506	$157,092
Commercial real estate	464,082	447,867

Other loans:
Home equity	53,270	56,563
Consumer	19,424	20,168
Commercial	158,598	161,451

Total	831,880	843,141

Deferred loan fees, net	(2,541)	(2,038)
Allowance for loan losses	(11,900)	(11,600)
Total loans, net	$817,439	$829,503

Within the commercial real estate loan category above, $10,882,000 and $11,084,000 was guaranteed by the United States Department of Agriculture Rural Development at  March 31, 2021 and  December 31, 2020, respectively. Also within the loan categories above, $6,137,000 and $6,533,000 was guaranteed by the United States Department of Agriculture Farm Service Agency at  March 31, 2021 and  December 31, 2020, respectively. In addition, within the commercial loan category above, $30,303,000 and $29,581,000 was guaranteed by the Small Business Administration ("SBA") under their Payroll Protection Program ("PPP") at  March 31, 2021 and December 31, 2020, respectively. Deferred loan fees, net includes $1,318,000 and $613,000 of remaining deferred fees related to the PPP at  March 31, 2021. and  December 31, 2020, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

Allowance for loan losses activity was as follows:

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, January 1, 2021	$1,506	$6,951	$515	$364	$2,264	$11,600
Charge-offs	-	(10)	-	(2)	(6)	(18)
Recoveries	-	2	-	4	13	19
Provision	36	188	6	3	66	299
Ending balance, March 31, 2021	$1,542	$7,131	$521	$369	$2,337	$11,900

Ending balance, March 31, 2021 allocated to loans individually evaluated for impairment	$296	$-	$-	$-	$40	$336

Ending balance, March 31, 2021 allocated to loans collectively evaluated for impairment	$1,246	$7,131	$521	$369	$2,297	$11,564

Loans receivable:
Ending balance, March 31, 2021	$136,506	$464,082	$53,270	$19,424	$158,598	$831,880

Ending balance, March 31, 2021 of loans individually evaluated for impairment	$1,532	$4,282	$109	$145	$1,952	$8,020

Ending balance, March 31, 2021 of loans collectively evaluated for impairment	$134,974	$459,800	$53,161	$19,279	$156,646	$823,860

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, January 1, 2020	$1,301	$4,826	$477	$284	$1,712	$8,600
Charge-offs	-	(18)	-	(8)	(10)	(36)
Recoveries	-	6	-	8	2	16
Provision	-	400	-	70	200	670
Ending balance, March 31, 2020	$1,301	$5,214	$477	$354	$1,904	$9,250

Ending balance, March 31, 2020 allocated to loans individually evaluated for impairment	$-	$-	$-	$-	$74	$74

Ending balance, March 31, 2020 allocated to loans collectively evaluated for impairment	$1,301	$5,214	$477	$354	$1,830	$9,176

Loans receivable:
Ending balance, March 31, 2020	$160,047	$455,620	$57,752	$19,924	$129,876	$823,219

Ending balance, March 31, 2020 of loans individually evaluated for impairment	$1,074	$2,115	$136	$179	$1,489	$4,993

Ending balance, March 31, 2020 of loans collectively evaluated for impairment	$158,973	$453,505	$57,616	$19,745	$128,387	$818,226

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

Internal classification of the loan portfolio was as follows:

	March 31, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$99,620	$279	$850	$199	$-	$100,948
Residential 1-4 family construction	35,221	-	337	-	-	35,558
Commercial real estate	322,547	4,909	2,316	-	-	329,772
Commercial construction and development	66,718	-	-	-	-	66,718
Farmland	64,929	109	2,507	47	-	67,592
Other loans:
Home equity	52,890	271	109	-	-	53,270
Consumer	19,235	-	189	-	-	19,424
Commercial	107,300	965	691	-	-	108,956
Agricultural	47,901	143	1,532	66	-	49,642
Total	$816,361	$6,676	$8,531	$312	$-	$831,880

	December 31, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$109,746	$-	$857	199	$-	$110,802
Residential 1-4 family construction	45,953	-	337	-	-	46,290
Commercial real estate	311,756	2,568	2,344	-	-	316,668
Commercial construction and development	65,231	14	36	-	-	65,281
Farmland	63,565	136	2,164	53	-	65,918
Other loans:
Home equity	56,177	274	112	-	-	56,563
Consumer	20,017	-	151	-	-	20,168
Commercial	107,810	829	570	-	-	109,209
Agricultural	50,371	355	1,395	121	-	52,242
Total	$830,626	$4,176	$7,966	$373	$-	$843,141

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

The following tables include information regarding delinquencies within the loan portfolio.

	March 31, 2021
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Nonaccrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$1,634	$-	$1,634	$675	$98,639	$100,948
Residential 1-4 family construction	487	-	487	337	34,734	35,558
Commercial real estate	3	-	3	668	329,101	329,772
Commercial construction and development	-	-	-	-	66,718	66,718
Farmland	661	147	808	1,866	64,918	67,592
Other loans:
Home equity	912	-	912	109	52,249	53,270
Consumer	41	-	41	145	19,238	19,424
Commercial	674	-	674	546	107,736	108,956
Agricultural	156	464	620	1,327	47,695	49,642
Total	$4,568	$611	$5,179	$5,673	$821,028	$831,880

	December 31, 2020
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Nonaccrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$693	$34	$727	$684	$109,391	$110,802
Residential 1-4 family construction	853	170	1,023	337	44,930	46,290
Commercial real estate	274	-	274	631	315,763	316,668
Commercial construction and development	-	-	-	36	65,245	65,281
Farmland	179	-	179	2,245	63,494	65,918
Other loans:
Home equity	53	-	53	111	56,399	56,563
Consumer	72	-	72	151	19,945	20,168
Commercial	553	6	559	537	108,113	109,209
Agricultural	71	182	253	1,542	50,447	52,242
Total	$2,748	$392	$3,140	$6,274	$833,727	$843,141

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

The following tables include information regarding impaired loans.

	March 31, 2021
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
Real estate loans:
Residential 1-4 family	$1,195	$1,262	$296
Residential 1-4 family construction	337	387	-
Commercial real estate	2,416	2,483	-
Commercial construction and development	-	-	-
Farmland	1,866	1,898	-
Other loans:
Home equity	109	136	-
Consumer	145	163	-
Commercial	546	668	-
Agricultural	1,406	2,007	40
Total	$8,020	$9,004	$336

	December 31, 2020
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
Real estate loans:
Residential 1-4 family	$1,204	$1,267	$296
Residential 1-4 family construction	337	387	-
Commercial real estate	2,264	2,328	-
Commercial construction and development	50	50	-
Farmland	2,245	2,262	-
Other loans:
Home equity	111	136	-
Consumer	151	171	-
Commercial	537	664	-
Agricultural	1,702	2,268	54
Total	$8,601	$9,533	$350

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

	Three Months Ended
	March 31,
	2021	2020
	Average Recorded Investment
	(In Thousands)
Real estate loans:
Residential 1-4 family	$1,199	$677
Residential 1-4 family construction	337	337
Commercial real estate	2,340	777
Commercial construction and development	25	72
Farmland	2,056	763
Other loans:
Home equity	110	117
Consumer	148	167
Commercial	542	766
Agricultural	1,554	641
Total	$8,311	$4,317

Interest income recognized on impaired loans for the three months ended March 31, 2021 and 2020 is considered insignificant. Interest payments received on a cash basis related to impaired loans were $384,000 and $327,000 for March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021 and December 31, 2020, there were troubled debt restructured (“TDR”) loans of $1,843,000 and $1,824,000, respectively.

During the three months ended March 31, 2021, there was one new TDR loan. The recorded investment for the commercial real estate loan at time of restructure was $115,000. No charge-offs were incurred and the loan is on accrual status.

During the three months ended  March 31, 2020, there was one new TDR loan. The recorded investment for the commercial construction and development loan at time of restructure was $94,000. The loan was paid off during the three months ended  March 31, 2021.

There were no loans modified as TDR's that defaulted during the three months ended March 31, 2021 where the default occurred within 12 months of restructuring. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of March 31, 2021, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in troubled debt restructures.

The Company has offered borrowers accommodations due to the impact from COVID-19, including 90-day deferrals, interest only payments and forbearances, which are not considered TDR's as they met the criteria established in the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). In addition, the Montana Board of Investments ("MBOI") offered 12-months of interest payment assistance to 32 qualified borrowers. As of March 31, 2021, loan modifications for 41 borrowers with modified loans under the provisions of the CARES Act represented $27,831,000 in loans. As of  December 31, 2020, loan modifications for 40 borrowers represented $28,994,000 in loans.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. MORTGAGE SERVICING RIGHTS

The Company is servicing mortgage loans for the benefit of others which are not included in the condensed consolidated statements of financial condition and have unpaid principal balances of $1,555,573,000 and $1,473,971,000 at March 31, 2021 and December 31, 2020, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $937,000 and $739,000 for the three months ended March 31, 2021 and 2020, respectively. These fees, net of amortization, are included in mortgage banking, net which is a component of noninterest income on the condensed consolidated statements of income.

Custodial balances maintained in connection with the foregoing loan servicing are included in noninterest checking deposits and were $17,858,000 and $15,853,000 at March 31, 2021 and December 31, 2020, respectively.

The following table is a summary of activity in mortgage servicing rights:

	As of or For the
	Three Months Ended
	March 31,
	2021	2020
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$10,897	$8,739
Mortgage servicing rights capitalized	1,532	943
Amortization of mortgage servicing rights	(994)	(511)
Ending balance	$11,435	$9,171
Valuation allowance:
Beginning balance	(792)	-
Recovery (impairment) of mortgage servicing rights	677	(153)
Ending balance	(115)	(153)
Mortgage servicing rights, net	$11,320	$9,018

Impairment expense on mortgage servicing rights was recorded during the year ended December 31, 2020, as a result of faster than expected prepayment speed assumptions. However, a recovery of $677,000 was recorded for the three months ended  March 31, 2021. Recovery (impairment) of servicing rights is included in other noninterest expense on the condensed consolidated statements of income.

The fair values of these rights were $11,837,000 and $10,105,000 at March 31, 2021 and December 31, 2020, respectively. The fair value of servicing rights was determined at loan level, depending on the interest rate and term of the specific loan, using the following valuation assumptions:

	March 31,	December 31,
	2021	2020
Key assumptions:
Discount rate	12%	12%
Prepayment speed range	182-279%	221-328%
Weighted average prepayment speed	224%	281%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. DEPOSITS

Deposits are summarized as follows:

	March 31,	December 31,
	2021	2020
	(In Thousands)

Noninterest checking	$331,589	$318,389
Interest-bearing checking	174,840	160,614
Savings	197,748	179,868
Money market	224,107	202,407
Time certificates of deposit	165,120	171,805
Total	$1,093,404	$1,033,083

Time certificates of deposits include $495,000 related to fixed rate brokered CDs at March 31, 2021 and December 31, 2020.

NOTE 7. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

	March 31, 2021		December 31, 2020
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)

Senior notes fixed at 5.75%, due 2022	$10,000	$(37)	$10,000	$(48)
Subordinated debentures fixed at 5.50% to floating, due 2030	15,000	(307)	15,000	(316)
Subordinated debentures variable at 3-Month Libor plus 1.42%, due 2035	5,155	-	5,155	-
Total other long-term debt	$30,155	$(344)	$30,155	$(364)

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

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at three-month LIBOR plus 1.42%, making the rate 1.61% and 1.66% as of March 31, 2021 and December 31, 2020, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date. The subordinated debentures qualify as Tier 1 capital for regulatory purposes.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
(In Thousands)
Balance, January 1, 2021	$5,851
Other comprehensive loss, before reclassifications and income taxes	(2,572)
Income tax benefit	677
Total other comprehensive loss	(1,895)
Balance, March 31, 2021	$3,956

Balance, January 1, 2020	$1,329
Other comprehensive income, before reclassifications and income taxes	205
Income tax provision	(54)
Total other comprehensive income	151
Balance, March 31, 2020	$1,480

NOTE 9. EARNINGS PER SHARE

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in Thousands, Except Per Share Data)

Basic weighted average shares outstanding	6,775,447	6,818,883
Dilutive effect of stock compensation	13,232	12,042
Diluted weighted average shares outstanding	6,788,679	6,830,925

Net income available to common shareholders	$5,265	$3,927

Basic earnings per share	$0.78	$0.58

Diluted earnings per share	$0.78	$0.57

There were no anti-dilutive shares at March 31, 2021 and December 31, 2020.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. DERIVATIVES AND HEDGING ACTIVITIES

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

Derivatives are accounted for as free-standing or economic derivatives and are measured at fair value. Derivatives are recorded as either other assets or other liabilities on the condensed consolidated statements of condition.

Derivatives are summarized as follows:

	March 31, 2021			December 31, 2020
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$236,369	$1,887	$-	$227,977	$6,017	$-
Forward TBA mortgage-backed securities	164,000	1,790	-	180,000	-	1,056

Changes in the fair value of the derivatives are recorded in mortgage banking, net within noninterest income on the condensed consolidated statements of income. Net losses of $1,283,000 were recorded for the three months ended March 31, 2021 compared to net gains of $1,247,000 for the three months ended March 31, 2020.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Mortgage Servicing Rights – The fair value of mortgage servicing rights are estimated using net present value of expected cash flows based on a third party model that incorporates industry assumptions and is adjusted for factors such as prepayment speeds and are considered Level 3 inputs.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	March 31, 2021
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government obligations	$-	$2,106	$-	$2,106
U.S. treasury obligations	23,032	-	-	23,032
Municipal obligations	-	97,665	-	97,665
Corporate obligations	-	10,743	-	10,743
Mortgage-backed securities	-	7,077	-	7,077
Collateralized mortgage obligations	-	33,377	-	33,377
Asset-backed securities	-	6,276	-	6,276
Loans held-for-sale	-	60,609	-	60,609
Interest rate lock commitments	-	-	1,887	1,887
Forward TBA mortgage-backed securities	-	1,790	-	1,790

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government obligations	$-	$2,245	$-	$2,245
U.S. treasury obligations	5,657	-	-	5,657
Municipal obligations	-	99,088	-	99,088
Corporate obligations	-	10,663	-	10,663
Mortgage-backed securities	-	7,669	-	7,669
Collateralized mortgage obligations	-	31,189	-	31,189
Asset-backed securities	-	6,435	-	6,435
Loans held-for-sale	-	54,615	-	54,615
Interest rate lock commitments	-	-	6,017	6,017
Financial liabilities:
Forward TBA mortgage-backed securities	-	1,056	-	1,056

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

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

The following table summarizes financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

March 31, 2021
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
(In Thousands)
Impaired loans	$-	$-	$-	$-
Mortgage servicing rights	-	-	11,837	11,837

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$728	$728
Mortgage servicing rights	-	-	10,105	10,105

The following table represents the Banks’s Level 3 financial assets and liabilities, the valuation techniques used to measure the fair value of those financial assets and liabilities, and the significant unobservable inputs and the ranges of values for those inputs.

	Principal	Significant	Range of
	Valuation	Unobservable	Significant Input
Instrument	Technique	Inputs	Values

Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	10-30%
Mortgage servicing rights	Discounted cash flows	Discount rate	10-15%
		Prepayment speeds	150-350%
Interest rate lock commitments	Internal pricing model	Pull-through expectations	85-95%

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2021.

	Three Months Ended
	March 31,
	2021	2020
	Interest Rate Lock Commitments
	(In Thousands)
Beginning balance	$6,017	$554
Purchases and issuances	738	5,797
Sales and settlements	(4,868)	(1,900)
Ending balance	$1,887	$4,451
Net change in unrealized gains relating to items held at end of period	$(4,130)	$3,897

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

The tables below summarize the estimated fair values of financial instruments of the Company, whether or not recognized at fair value on the condensed consolidated statements of condition. The tables are followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

	March 31, 2021
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$111,223	$-	$-	$111,223	$111,223
FHLB stock	1,977	-	-	1,977	1,977
FRB stock	2,974	-	-	2,974	2,974
Loans receivable, gross	-	-	837,384	837,384	829,339
Accrued interest and dividends receivable	5,451	-	-	5,451	5,451
Mortgage servicing rights	-	-	11,837	11,837	11,320
Financial liabilities:
Non-maturing interest-bearing deposits	-	596,695	-	596,695	596,695
Noninterest-bearing deposits	331,589	-	-	331,589	331,589
Time certificates of deposit	-	-	165,632	165,632	165,120
Accrued expenses and other liabilities	20,513	-	-	20,513	20,513
FHLB advances and other borrowings	-	-	11,955	11,955	11,862
Other long-term debt	-	-	29,408	29,408	30,155

	December 31, 2020
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$69,802	$-	$-	$69,802	$69,802
FHLB stock	2,060	-	-	2,060	2,060
FRB stock	2,974	-	-	2,974	2,974
Loans receivable, gross	-	-	847,579	847,579	841,103
Accrued interest and dividends receivable	5,765	-	-	5,765	5,765
Mortgage servicing rights	-	-	10,105	10,105	10,105
Financial liabilities:
Non-maturing interest-bearing deposits	-	542,889	-	542,889	542,889
Noninterest-bearing deposits	318,389	-	-	318,389	318,389
Time certificates of deposit	-	-	172,561	172,561	171,805
Accrued expenses and other liabilities	23,239	-	-	23,239	23,239
FHLB advances and other borrowings	-	-	17,217	17,217	17,070
Other long-term debt	-	-	29,414	29,414	30,155

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) to remove disclosure requirements that no longer are considered cost beneficial, modify/clarify specific requirements of certain disclosures and add disclosure requirements identified as relevant. The amendment became effective for the Company on January 1, 2020 and did not have a significant impact on the condensed consolidated financial statements.

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

The Company believes the amendments in this update will have an impact on the Company’s condensed consolidated financial statements and is continuing to evaluate the significance of that impact, even though the adoption date has been deferred. In that regard, we have established a working group composed of individuals from the finance and credit administration areas of the Company. We are currently developing an implementation plan, including assessment of processes, segmentation of the loan portfolio and identifying and adding data fields necessary for analysis. The adoption of this standard is likely to result in an increase in the allowance for loan and lease losses as a result of changing from an “incurred loss” model to an “expected loss” model. While we currently cannot reasonably estimate the impact of adopting this standard, we expect the impact will be influenced by the composition, characteristics and quality of our loan and securities portfolios, as well as the general economic conditions and forecasts as of the adoption date.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) to amend and simplify current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. The guidance is effective for the Company on January 1, 2023 and adoption of the standard is being evaluated to assess the impact on the Company’s condensed consolidated financial statements.

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

The Bank has a strong mortgage lending focus, with a large portion of its loan originations represented by single-family residential mortgages, which has enabled it to successfully market home equity loans, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.). The Bank has also focused on adding commercial loans to its portfolio, both real estate and non-real estate. We have made significant progress in this initiative. The purpose of this diversification is to mitigate the Bank’s dependence on the residential mortgage market, as well as to improve our ability to manage our interest rate spread. Recent acquisitions have added to our agricultural loans, which generally have shorter maturities and nominally higher interest rates. This has provided additional interest income and improved interest rate sensitivity. The Bank’s management recognizes that fee income will also enable it to be less dependent on specialized lending and it now maintains a significant loan serviced portfolio which provides a steady source of fee income. Fee income is also supplemented with fees generated from deposit accounts. The Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread. Non-maturity deposits and certificates of deposits do not automatically reprice as interest rates rise. Gain on sale of loans also provides significant noninterest income in periods of high mortgage loan origination volumes. Such income will be adversely affected in periods of lower mortgage activity.

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee changed the federal funds target rate from 1.75% to 0.25% during the year ended December 31, 2020. The rate remained at 0.25% during the three months ended March 31, 2021. The rate reductions add continued pressure on loan yields.

Recent Events

COVID-19

The Company’s performance for the first quarter of 2021 was strong due to higher mortgage banking operations, as a result of a historically low interest rate environment and substantial gains from loan sales. However, the Company also continues to see the impact of the COVID-19 pandemic and its consequences on our Montana communities. The Bank is focused on supporting our customers, communities and employees while prudently managing risk. The Bank is closely monitoring borrowers and businesses serviced and is providing debt service relief for those that have been impacted.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Events– continued

COVID-19 – continued

On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) providing economic relief for the country, including the $349 billion Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) to fund short-term loans for small businesses. In April 2020, additional funding was approved for the PPP. Eagle began taking loan applications from its small business clients immediately after the program was implemented, and as of the close of the program, had helped 764 customers receive $45.71 million in SBA PPP loans. The Bank has processed applications for PPP loan forgiveness for customers, with 576 loans representing $30.20 million now paid in full. The remaining 188 PPP loans represent $15.23 million.

On December 27, 2020, the Consolidated Appropriations Act (“CAA”) was signed into law, providing new COVID-19 stimulus relief, and it included $284 billion allocated for another round of PPP lending, extending the program to March 31, 2021. On March 31, 2021, the program was extended to May 31, 2021. The program offers new PPP loans for companies that did not receive a PPP loan in 2020, and also “second draw” loans targeted at hard-hit businesses that have already spent their initial PPP proceeds. During the first quarter of 2021, Eagle supported 446 borrowers receiving $15.23 million in new PPP funding.

While all industries have and may continue to experience adverse impacts as a result of the COVID-19 pandemic, we had exposures in the following impacted industries, as a percentage of gross loans excluding loans held-for-sale and PPP loans as of March 31, 2021: hotels and lodging (4.4%), health and social assistance (3.0%), bars and restaurants (3.0%), casinos (1.2%) and nursing homes (0.5%). The Bank continues to reach out to specific borrowers to assess the risks and understand their needs.

The Bank has offered multiple accommodation options to its clients, including 90-day deferrals, forbearances and interest only payments. In addition, the Montana Board of Investments ("MBOI") offered 12-months of interest payment assistance to qualified borrowers. As of March 31, 2021, loan modifications for 41 nonresidential borrowers represented $27.83 million in loans, or 3.4% of gross loans excluding loans held-for-sale, compared to 40 borrowers representing $29.00 million, or 3.5% of gross loans excluding loans held-for-sale, as of December 31, 2020. The Bank qualified 32 borrowers for the MBOI program representing $27.25 million in loans, which are included in modification totals. Only one loan in the hotel and lodging industry was approved in the MBOI loan program and was considered a troubled debt restructured (“TDR”) loan as of March 31, 2021 and December 31, 2020. No other loans that had been modified related to COVID-19 were reported as TDR’s due to the CARES Act exemption. As of March 31, 2021, there remain approximately 26 forbearances approved for residential mortgage loans, of which 24 are sold and serviced. Utilization of credit lines were 81.6% at the end of the first quarter compared to 82.7% at the end of the fourth quarter, which aligns with historical usage rates.

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

As of March 31, 2021, our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses. We rely on cash on hand as well as dividends from our subsidiary bank to service our debt. If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

As of December 31, 2020, our goodwill was not impaired. COVID-19 could cause a further and sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our goodwill is impaired, a noncash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At March 31, 2021 we had goodwill of $20.80 million.

The Company is committed to assisting our customers and communities in this time of need, and as we start to reopen. The State of Montana ended their phased approach to reopening and lifted the state-wide mask mandate on February 12, 2021. However, counties are able to make their own health orders and require residents to wear masks. On March 22, 2021, all of our lobbies opened while still requiring everyone to practice necessary safeguards. Management is encouraging its employees to receive the COVID-19 vaccine upon availability.

Acquisitions

The Bank has used growth through mergers or acquisition in addition to its strategy of organic growth. In January 2020, Eagle acquired Western Holding Company of Wolf Point ("WHC"), a Montana corporation, and WHC's wholly-owned subsidiary, Western Bank of Wolf Point ("WB"), a Montana chartered commercial bank. In the transaction, Eagle acquired one retail bank branch in Wolf Point, Montana.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between March 31, 2021 and December 31, 2020.

Total assets were $1.31 billion at March 31, 2021, an increase of $53.79 million, or 4.3% from $1.26 billion at December 31, 2020. The increase was largely due to an increase in interest-bearing deposits in banks and securities available-for sale, partially offset by a decrease in loans receivable, net. Interest-bearing deposits increased by $39.44 million from December 31, 2020 and has been impacted by PPP loan payoffs and deposit growth. Securities available-for-sale increased by $17.33 million from December 31, 2020. Loans receivable, net decreased by $12.06 million from December 31, 2020. Total liabilities were $1.16 billion at March 31, 2021, an increase of $50.89 million, or 4.6%, from $1.10 billion at December 31, 2020. The increase was largely due to an increase in deposits, partially offset by a reduction in FHLB advances and other borrowings. Total deposits increased by $60.32 million from December 31, 2020. However, FHLB advances and other borrowings decreased $5.21 million from December 31, 2020. Total shareholders’ equity increased by $2.89 million from December 31, 2020.

Financial Condition Details

Investment Activities

The following table summarizes investment activities:

	March 31,		December 31,
	2021		2020
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government obligations	$2,106	1.17%	$2,245	1.38%
U.S. treasury obligations	23,032	12.78	5,657	3.47
Municipal obligations	97,665	54.17	99,088	60.81
Corporate obligations	10,743	5.96	10,663	6.54
Mortgage-backed securities	7,077	3.93	7,669	4.71
Collateralized mortgage obligations	33,377	18.51	31,189	19.14
Asset-backed securities	6,276	3.48	6,435	3.95
Total securities available-for-sale	$180,276	100.00%	$162,946	100.00%

Securities available-for-sale were $180.28 million at March 31, 2021, an increase of $17.33 million, or 10.6%, from $162.95 million at December 31, 2020. The increase was largely due to $25.66 million in purchases, including $17.39 million of U.S. treasury obligations. The purchases were slightly offset by principal payments.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	March 31,		December 31,
	2021		2020
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential 1-4 family (1)	$100,948	12.13%	$110,802	13.14%
Residential 1-4 family construction	35,558	4.27	46,290	5.49
Total residential 1-4 family	136,506	16.40	157,092	18.63

Commercial real estate	329,772	39.65	316,668	37.56
Commercial construction and development	66,718	8.02	65,281	7.74
Farmland	67,592	8.13	65,918	7.82
Total commercial real estate	464,082	55.80	447,867	53.12

Total real estate loans	600,588	72.20	604,959	71.75

Other loans:
Home equity	53,270	6.40	56,563	6.71
Consumer	19,424	2.33	20,168	2.39

Commercial	108,956	13.10	109,209	12.95
Agricultural	49,642	5.97	52,242	6.20
Total commercial loans	158,598	19.07	161,451	19.15

Total other loans	231,292	27.80	238,182	28.25

Total loans	831,880	100.00%	843,141	100.00%

Deferred loan fees	(2,541)		(2,038)
Allowance for loan losses	(11,900)		(11,600)
Total loans, net	$817,439		$829,503

(1)	Excludes loans held-for-sale.

Loans receivable, net decreased $12.06 million, or 1.5%, to $817.44 million at March 31, 2021 from $829.50 million at December 31, 2020. Total residential loans decreased $20.58 million, home equity loans decreased $3.29 million, total commercial loans decreased $2.85 million and consumer loans decreased $744,000. However, these decreases were partially offset by an increase in total commercial real estate loans of  $16.21 million.

Total loan originations were $364.34 million for the three months ended March 31, 2021. Total residential 1-4 family originations were $275.43 million, which includes $267.17 million of loans held-for-sale originations. Total commercial real estate originations were $54.20 million. Total commercial originations were $30.22 million which includes $15.23 million of SBA PPP loans. Home equity loan originations totaled $2.66 million. Consumer loan originations totaled $1.83 million. Loans held-for-sale increased by $5.99 million to $60.61 million at March 31, 2021 from $54.62 million at December 31, 2020.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. Subsequent write-downs are recorded as a charge to operations. As of March 31, 2021 there was no real estate owned and other repossessed property. As of December 31, 2020, there was $25,000 of real estate owned and other repossessed property.

The State of Montana placed a freeze on foreclosures on March 28, 2020. Subsequently it released the freeze effective May 24, 2020 with the exception of continued protection for those individuals deemed vulnerable to the coronavirus. The Federal foreclosure moratorium that began March 18, 2020 was extended to June 30, 2021. However, the Bank has had minimal impact due to foreclosures affected by these freezes.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities– continued

The following table sets forth information regarding nonperforming assets:

	March 31,	December 31,
	2021	2020
	(Dollars in Thousands)
Nonaccrual loans
Real estate loans:
Residential 1-4 family	$675	$684
Residential 1-4 family construction	337	337
Commercial real estate	668	631
Commercial construction and development	-	36
Farmland	1,866	2,245
Other loans:
Home equity	93	94
Consumer	145	151
Commercial	546	537
Agricultural	1,327	1,542
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	-	34
Residential 1-4 family construction	-	170
Farmland	147	-
Other loans:
Commercial	-	6
Agricultural	464	182
Restructured loans:
Real estate loans:
Commercial real estate	1,748	1,633
Commercial construction and development	-	14
Other loans:
Home equity	16	17
Agricultrual	79	160
Total nonperforming loans	8,111	8,473
Real estate owned and other repossessed property, net	-	25
Total nonperforming assets	$8,111	$8,498

Total nonperforming loans to total loans	0.98%	1.00%
Total nonperforming loans to total assets	0.62%	0.67%
Total allowance for loan loss to nonperforming loans	146.71%	136.91%
Total nonperforming assets to total assets	0.62%	0.68%

Nonaccrual loans as of March 31, 2021 and December 31, 2020 include $1.09 million and $1.28 million, respectively of acquired loans that deteriorated subsequent to the acquisition date.

As of March 31, 2021, loan modifications for 41 borrowers represented $27.83 million in loans compared to 40 borrowers representing $29.00 million as of December 31, 2020. As of March 31, 2021 there are approximately 26 forbearances remaining for residential mortgage loans, of which 24 are sold and serviced.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	March 31,		December 31,
	2021		2020
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$331,589	30.32%	$318,389	30.82%
Interest-bearing checking	174,840	15.99	160,614	15.55
Savings	197,748	18.09	179,868	17.41
Money market	224,107	20.49	202,407	19.59
Total	928,284	84.89	861,278	83.37
Certificates of deposit accounts:
IRA certificates	25,453	2.33	24,693	2.39
Brokered certificates	495	0.05	495	0.05
Other certificates	139,172	12.73	146,617	14.19
Total certificates of deposit	165,120	15.11	171,805	16.63
Total deposits	$1,093,404	100.00%	$1,033,083	100.00%

Deposits increased by $60.32 million, or 5.8%, to $1.09 billion at March 31, 2021 from $1.03 billion at December 31, 2020. Money market increased by $21.70 million, savings increased by $17.88 million, interest-bearing checking increased by $14.23 million, and noninterest checking increased by $13.20 million. Certificates of deposit decreased by $6.69 million. The decrease in time certificates of deposit was driven by a decrease in other certificates of $7.45 million. Due to the low interest rate environment, some depositors were compelled to move funds from other certificates to non-maturity deposits upon maturity.

The following table summarizes borrowing activity:

	March 31,		December 31,
	2021		2020
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings	$11,862	28.46%	$17,070	36.43%
Other long-term debt:
Senior notes fixed at 5.75%, due 2022	9,963	23.91	9,952	21.23
Subordinated debentures fixed at 5.50% to floating, due 2030	14,693	35.26	14,684	31.34
Subordinated debentures variable, due 2035	5,155	12.37	5,155	11.00
Total other long-term debt	29,811	71.54	29,791	63.57
Total borrowings	$41,673	100.00%	$46,861	100.00%

FHLB advances and other borrowings decreased by $5.21 million, or 30.5% to $11.86 million at March 31, 2021 from $17.07 million at December 31, 2020. The decrease was primarily due to maturities of FHLB advances.

Shareholders’ Equity

Total shareholders’ equity increased $2.89 million, or 1.9%, to $155.83 million at March 31, 2021 from $152.94 million at December 31, 2020. This was primarily due to net income of $5.27 million. The increase in net income was partly offset by other comprehensive loss of $1.90 million and dividends paid of $661,000.

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

The following table includes average balances for financial condition items, as well as, interest and dividends and average yields related to the average balances. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended March 31,
	2021			2020
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investment securities	$163,423	$877	2.18%	$171,263	$1,027	2.41%
FHLB and FRB stock	4,947	69	5.66	7,371	94	5.12
Loans receivable(1)	890,042	11,029	5.03	840,427	11,432	5.46
Other earning assets	79,620	26	0.13	19,973	78	1.57
Total interest-earning assets	1,138,032	12,001	4.28	1,039,034	12,631	4.88
Noninterest-earning assets	138,933			114,701
Total assets	$1,276,965			$1,153,735

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$171,721	$10	0.02%	$133,829	$18	0.05%
Savings	182,566	27	0.06	139,302	46	0.13
Money market	215,138	110	0.21	151,392	176	0.47
Certificates of deposit	168,321	255	0.61	254,512	1,099	1.73
Advances from FHLB and other borrowings including long-term debt	44,375	460	4.20	112,758	815	2.90
Total interest-bearing liabilities	782,121	862	0.45	791,793	2,154	1.09
Noninterest checking	317,036			213,753
Other noninterest-bearing liabilities	21,837			15,837
Total liabilities	1,120,994			1,021,383

Total equity	155,971			132,352

Total liabilities and equity	$1,276,965			$1,153,735
Net interest income/interest rate spread(2)		$11,139	3.83%		$10,477	3.79%

Net interest margin(3)			3.97%			4.04%
Total interest-earning assets to interest-bearing liabilities			145.51%			131.23%

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

	For the Three Months Ended March 31,
	2021			2020
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities	$(47)	$(103)	$(150)	$207	$(138)	$69
FHLB and FRB stock	(31)	6	(25)	3	(4)	(1)
Loans receivable(1)	675	(1,078)	(403)	1,573	(189)	1,384
Other earning assets	233	(285)	(52)	78	(20)	58
Total interest-earning assets	830	(1,460)	(630)	1,861	(351)	1,510

Interest-bearing liabilities:
Checking, savings and money market accounts	93	(186)	(93)	27	91	118
Certificates of deposit	(372)	(472)	(844)	200	234	434
Advances from FHLB and other borrowings including long-term debt	(494)	139	(355)	(97)	(47)	(144)
Total interest-bearing liabilities	(773)	(519)	(1,292)	130	278	408

Change in net interest income	$1,603	$(941)	$662	$1,731	$(629)	$1,102

(1) Includes loans held-for-sale.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Net Income. Eagle’s net income for the three months ended March 31, 2021 was $5.27 million compared to $3.93 million for the three months ended March 31, 2020. The increase of $1.34 million was due to an increase in noninterest income of $5.09 million and an increase in net interest income after loan loss provision of $1.03 million, partially offset by an increase in noninterest expense of $4.36 million and an increase in provision for income taxes of $1.76 million. Basic and diluted earnings per share were both $0.78 for the current period. Basic earnings per share was $0.58 and diluted earnings per share was $0.57 for the prior year comparable period.

Net Interest Income. Net interest income increased to $11.14 million for the three months ended March 31, 2021, from $10.48 million for the same quarter in the prior year. The increase of $662,000, or 6.3%, was the result of a decrease in interest expense of $1.29 million, partially offset by a decrease in interest and dividend income of $630,000.

Interest and Dividend Income. Interest and dividend income was $12.00 million for the three months ended March 31, 2021, compared to $12.63 million for the three months ended March 31, 2020, a decrease of $630,000 or 5.0%. Interest and fees on loans decreased to $11.03 million for the three months ended March 31, 2021 from $11.43 million for the three months ended March 31, 2020. This decrease of $403,000, or 3.5%, was due to decrease in the average yield of loans for the quarter ended March 31, 2021 partially offset by an increase in the average balance of loans. Net fee income of $1.53 million earned on PPP loans for the three months ended March 31, 2021, along with the 1.0% contractual rate on PPP loans contributed to the downward push on loan yield. The average interest rate earned on loans receivable decreased by 43 basis points, from 5.46% to 5.03%. Interest accretion on purchased loans was $189,000 for the three months ended March 31, 2021 which resulted in a 7 basis point increase in net interest margin compared to $558,000 for the three months ended March 31, 2020 which resulted in a 22 basis point increase in net interest margin. Average balances for loans receivable, including loans held-for-sale, for the three months ended March 31, 2021 were $890.04 million, compared to $840.43 million for the prior year period. This represents an increase of $49.61 million, or 5.9% and was impacted by PPP loans and organic growth. Interest and dividends on investment securities available-for-sale decreased by $150,000, or 14.6% period over period. Average interest rates earned on investments decreased to 2.18% for the three months ended March 31, 2021 from 2.41% for the three months ended March 31, 2020.  In addition, average balances for investments decreased to $163.42 million for the three months ended March 31, 2021, from $171.26 million for the three months ended March 31, 2020.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2021 and 2020 – continued

Interest Expense. Total interest expense was $862,000 for the three months ended March 31, 2021 compared to $2.15 million for the three months ended March 31, 2020. The decrease of $1.29 million or 60.0% was due to a decrease in interest expense on deposits of $937,000, as well as a net decrease in interest expense on total borrowings of $355,000. The average balance for total deposits was $1.05 billion for three months ended March 31, 2021 compared to $892.79 million for the three months ended March 31, 2020. This increase was impacted by PPP funding and economic stimulus. However, the overall average rate on total deposits was 0.15% for the three months ended March 31, 2021 compared to 0.60% for the three months ended March 31, 2020. The average rate paid on total borrowings increased from 2.90% for the three months ended March 31, 2020, to 4.20% for the three months ended March 31, 2021. However, the average balance for total borrowings decreased from $112.76 million for the three months ended March 31, 2020 to $44.38 million for the three months ended March 31, 2021 due to increased liquidity levels.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending we conduct and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. Using this methodology, the Bank recorded $299,000 in loan loss provisions for the three months ended March 31, 2021. Loan loss provisions were $670,000 for the three months ended March 31, 2020, which included $220,000 related to the potential impact of Covid-19. Management believes the level of total allowances is adequate to cover estimated losses inherent in the portfolio. However, if the economic forecast worsens relative to the assumptions we utilized, our allowance for credit losses will increase accordingly in future periods.

Noninterest Income. Total noninterest income was $13.39 million for the three months ended March 31, 2021, compared to $8.30 million for the three months ended March 31, 2020. The increase of $5.09 million is largely due to an increase in net gain on sale of loans which increased $8.87 million, partially offset by a decrease in mortgage banking, net of $4.11 million. During the three months ended March 31, 2021, $260.49 million residential mortgage loans were sold compared to $132.12 million in the same period in the prior year. In addition, gross margin on sale of mortgage loans for the three months ended March 31, 2021 was 5.48% compared to 4.10% for the three months ended March 31, 2020.

Noninterest Expense. Noninterest expense was $17.21 million for the three months ended March 31, 2021 compared to $12.85 million for the three months ended March 31, 2020. The increase of $4.36 million or 33.9% is primarily due to increased salaries and employee benefits expense of $4.41 million. The increase in salaries expense is due in part to higher commission-based compensation related to mortgage loan growth and additional staff. Mortgage compensation and benefits increased $3.63 million for the three months ended March 31, 2021 compared to the same period in the prior year.

Provision for Income Taxes. Provision for income taxes was $1.76 million for the three months ended March 31, 2021, compared to $1.34 million for the three months ended March 31, 2020 due to increased income before provision for income taxes. The effective tax rate for the three months ended March 31, 2021 was 25.0% compared to 25.4% for the three months ended March 31, 2020.

Liquidity and Capital Resources

Liquidity

The Bank is required to maintain minimum levels of liquid assets as defined by the Montana Division of Banking and FRB regulations. The liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of March 31, 2021 and December 31, 2020.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - continued

The Bank’s primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments, funds provided from operations, advances from the FHLB of Des Moines and other borrowings. Scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are generally predictable. However, other sources of funds, such as deposit flows and loan prepayments, can be greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses liquidity resources principally to fund existing and future loan commitments. It also uses them to fund maturing certificates of deposit and demand deposit withdrawals. In addition, the Bank uses liquidity resources for investment purposes, to meet operating expenses and capital expenditures, and maintain adequate liquidity levels.

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable based in part on Eagle’s commitments to make loans and management’s assessment of Eagle’s ability to generate funds.

Through the quarter ended March 31, 2021, the liquidity level has steadily increased, as a result of PPP loan payoffs and deposit growth.

Capital Resources

As of March 31, 2021, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 23.3% compared to an increase of 15.0% at December 31, 2020. The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

The Bank’s regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed "well capitalized" pursuant to State of Montana and FRB rules as of March 31, 2021. The Bank's Tier I leverage ratio increased slightly from 11.72% as of December 31, 2020 to 11.94% as of March 31, 2021, compared to a regulatory requirement of 4.00%. The Bank’s total capital, Tier 1 capital and common equity Tier 1 capital leverage ratios were 17.33%, 16.08% and 16.08%, respectively, compared to regulatory requirements of 10.50%, 8.50% and 7.00%, respectively. All of these ratios with the exception of the Tier 1 leverage ratio include the capital conservation buffer of 2.50%. The Bank’s capital position helps to mitigate its interest rate risk exposure.

	March 31, 2021
	(Unaudited)
	Dollar	% of
	Amount	Assets
	(Dollars in Thousands)
Total risk-based capital to risk weighted assets:
Actual capital level	$159,007	17.33%
Minimum required for capital adequacy purposes	96,333	10.50
Excess capital	$62,674	6.83%

Tier I capital to risk weighted assets:
Actual capital level	$147,533	16.08%
Minimum required for capital adequacy purposes	77,984	8.50
Excess capital	$69,549	7.58%

Common equity tier I capital to risk weighted assets:
Actual capital level	$147,533	16.08%
Minimum required for capital adequacy purposes	64,222	7.00
Excess capital	$83,311	9.08%

Tier I capital to adjusted total average assets:
Actual capital level	$147,533	11.94%
Minimum required for capital adequacy purposes	49,414	4.00
Excess capital	$98,119	7.94%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impact of Inflation and Changing Prices

Our condensed consolidated financial statements and the accompanying notes, which are found in Part I, Item 1, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. Interest rates have a greater impact on our performance than do the general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

The following table includes the Bank’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of March 31, 2021		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	8.00%	12.30%	-15.00%
-100	-3.10%	-7.50%	-10.00%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item has been omitted based on Eagle’s status as a smaller reporting company.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of March 31, 2021, our disclosure controls and procedures were effective. During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors

There have not been any material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and any subsequently filed Quarterly Reports on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On July 23, 2020, Eagle's Board of Directors (the "Board") authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. During the third quarter of 2020, 41,337 shares were purchased under this plan at an average price of $15.75 per share. However, no shares were purchased during the fourth quarter of 2020 or the first quarter of 2021. The plan expires on July 23, 2021.

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

EAGLE BANCORP MONTANA, INC.

Date: May 6, 2021	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: May 6, 2021	By:	/s/ Laura F. Clark
Laura F. Clark
Executive Vice President/CFO/COO