Form 10-Q
period 2021-06-30
Eagle Bancorp Montana, Inc.
filed 2021-08-05
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock par value $0.01 per share	EBMT	Nasdaq Global Market

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	6,776,703 shares outstanding

As of July 30, 2021

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Part II, Item 1A, “Risk Factors” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2020, any subsequent Reports on Form 10-Q and Form 8-K, and other filings with the SEC. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS:
Cash and due from banks	$19,013	$14,455
Interest-bearing deposits in banks	36,869	47,733
Federal funds sold	2,790	7,614
Total cash and cash equivalents	58,672	69,802

Securities available-for-sale	233,992	162,946
Federal Home Loan Bank ("FHLB") stock	1,874	2,060
Federal Reserve Bank ("FRB") stock	2,974	2,974
Mortgage loans held-for-sale, at fair value	56,826	54,615
Loans receivable, net of allowance for loan losses of $11,900 at June 30, 2021 and $11,600 at December 31, 2020	862,030	829,503
Accrued interest and dividends receivable	5,732	5,765
Mortgage servicing rights, net	12,128	10,105
Premises and equipment, net	65,627	58,762
Cash surrender value of life insurance, net	28,084	27,753
Goodwill	20,798	20,798
Core deposit intangible, net	2,061	2,343
Other assets	8,557	10,208

Total assets	$1,359,355	$1,257,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	June 30,	December 31,
	2021	2020
LIABILITIES:
Deposit accounts:
Noninterest-bearing	$349,017	$318,389
Interest-bearing	796,585	714,694
Total deposits	1,145,602	1,033,083

Accrued expenses and other liabilities	21,254	24,295
Deferred tax liability, net	625	457
FHLB advances and other borrowings	9,300	17,070
Other long-term debt:
Principal amount	30,155	30,155
Unamortized debt issuance costs	(325)	(364)
Total other long-term debt, net	29,830	29,791

Total liabilities	1,206,611	1,104,696

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 20,000,000 shares authorized; 7,110,833 shares issued; 6,776,703 and 6,775,447 shares outstanding at June 30, 2021, and December 31, 2020, respectively)	71	71
Additional paid-in capital	80,820	77,602
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(6,061)	(145)
Treasury stock, at cost (334,130 and 335,386 shares at June 30, 2021 and December 31, 2020, respectively)	(7,631)	(4,423)
Retained earnings	80,607	73,982
Accumulated other comprehensive income, net of tax	4,938	5,851
Total shareholders' equity	152,744	152,938

Total liabilities and shareholders' equity	$1,359,355	$1,257,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$11,012	$11,060	$22,041	$22,492
Securities available-for-sale	1,018	952	1,895	1,979
FHLB and FRB dividends	63	95	132	189
Other interest income	32	26	58	104
Total interest and dividend income	12,125	12,133	24,126	24,764

INTEREST EXPENSE:
Deposits	366	945	768	2,284
FHLB advances and other borrowings	45	342	115	805
Other long-term debt	389	423	779	775
Total interest expense	800	1,710	1,662	3,864

NET INTEREST INCOME	11,325	10,423	22,464	20,900

Loan loss provision	22	1,227	321	1,897

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	11,303	9,196	22,143	19,003

NONINTEREST INCOME:
Service charges on deposit accounts	293	216	566	532
Mortgage banking, net	9,932	11,278	21,695	18,291
Interchange and ATM fees	494	379	919	716
Appreciation in cash surrender value of life insurance	173	160	331	320
Net gain on sale of available-for-sale securities	-	1,068	-	1,068
Other noninterest income	416	597	1,190	1,075
Total noninterest income	$11,308	$13,698	$24,701	$22,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
NONINTEREST EXPENSE:
Salaries and employee benefits	$12,745	$9,267	$24,831	$16,949
Occupancy and equipment expense	1,651	1,188	3,081	2,397
Data processing	1,198	1,089	2,495	2,339
Advertising	251	167	524	416
Amortization	143	166	287	330
Loan costs	750	398	1,472	645
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	81	3	162	72
Postage	114	86	209	184
Professional and examination fees	328	407	610	692
Acquisition costs	-	29	-	157
Other noninterest expense	1,776	2,333	2,579	3,800
Total noninterest expense	19,037	15,133	36,250	27,981

INCOME BEFORE PROVISION FOR INCOME TAXES	3,574	7,761	10,594	13,024

Provision for income taxes	893	2,026	2,648	3,362

NET INCOME	$2,681	$5,735	$7,946	$9,662

BASIC EARNINGS PER SHARE	$0.40	$0.84	$1.17	$1.42

DILUTED EARNINGS PER SHARE	$0.39	$0.84	$1.17	$1.41

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

NET INCOME	$2,681	$5,735	$7,946	$9,662

OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS) BEFORE TAX:
Change in fair value of securities available-for-sale	1,332	4,606	(1,240)	4,811
Reclassification for net realized gains on investment securities available-for-sale	-	(1,068)	-	(1,068)
Total other comprehensive income (loss)	1,332	3,538	(1,240)	3,743

Income tax (provision) benefit related to securities available-for-sale	(350)	(932)	327	(986)

COMPREHENSIVE INCOME	$3,663	$8,341	$7,033	$12,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three and Six Months Ended June 30, 2021 and 2020

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME (LOSS)	TOTAL

Balance at April 1, 2021	$-	$71	$77,744	$(103)	$(4,423)	$78,586	$3,956	$155,831
Net income	-	-	-	-	-	2,681	-	2,681
Other comprehensive income	-	-	-	-	-	-	982	982
Dividends paid ($0.0975 per share)	-	-	-	-	-	(660)	-	(660)
Stock compensation expense	-	-	90	-	-	-	-	90
ESOP shares allocated (4,154 shares)	-	-	57	42	-	-	-	99
Treasury stock purchased through tender offer (250,000 shares at $25.12 average cost per share)	-	-	-	-	(6,279)	-	-	(6,279)
Sale of shares to ESOP (251,256 shares at $23.88 average price per share)	-	-	2,929	(6,000)	3,071	-	-	-
Balance at June 30, 2021	$-	$71	$80,820	$(6,061)	$(7,631)	$80,607	$4,938	$152,744

Balance at April 1, 2020	$-	$71	$77,399	$(269)	$(3,643)	$58,670	$1,480	$133,708
Net income	-	-	-	-	-	5,735	-	5,735
Other comprehensive income	-	-	-	-	-	-	2,606	2,606
Dividends paid ($0.095 per share)	-	-	-	-	-	(648)	-	(648)
Stock compensation expense	-	-	78	-	-	-	-	78
ESOP shares allocated (4,154 shares)	-	-	29	42	-	-	-	71
Treasury stock purchased (1,281 shares at $16.95 average cost per share)	-	-	-	-	(21)	-	-	(21)
Balance at June 30, 2020	$-	$71	$77,506	$(227)	$(3,664)	$63,757	$4,086	$141,529

Balance at January 1, 2021	$-	$71	$77,602	$(145)	$(4,423)	$73,982	$5,851	$152,938
Net income	-	-	-	-	-	7,946	-	7,946
Other comprehensive loss	-	-	-	-	-	-	(913)	(913)
Dividends paid ($0.195 per share)	-	-	-	-	-	(1,321)	-	(1,321)
Stock compensation expense	-	-	180	-	-	-	-	180
ESOP shares allocated (8,308 shares)	-	-	109	84	-	-	-	193
Treasury stock purchased through tender offer (250,000 shares at $25.12 average cost per share)	-	-	-	-	(6,279)	-	-	(6,279)
Sale of shares to ESOP (251,256 shares at $23.88 average price per share)	-	-	2,929	(6,000)	3,071	-	-	-
Balance at June 30, 2021	$-	$71	$80,820	$(6,061)	$(7,631)	$80,607	$4,938	$152,744

Balance at January 1, 2020	$-	$67	$68,826	$(311)	$(3,643)	$55,391	$1,329	$121,659
Net income	-	-	-	-	-	9,662	-	9,662
Other comprehensive income	-	-	-	-	-	-	2,757	2,757
Dividends paid ($0.190 per share)	-	-	-	-	-	(1,296)	-	(1,296)
Stock issued in connection with Western Holding Company of Wolf Point acquisition	-	4	8,463	-	-	-	-	8,467
Stock compensation expense	-	-	148	-	-	-	-	148
ESOP shares allocated (8,308 shares)	-	-	69	84	-	-	-	153
Treasury stock purchased (1,281 shares at $16.95 average cost per share)	-	-	-	-	(21)	-	-	(21)
Balance at June 30, 2020	$-	$71	$77,506	$(227)	$(3,664)	$63,757	$4,086	$141,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,946	$9,662
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loan loss provision	321	1,897
(Recovery) impairment of mortgage servicing rights	(688)	1,216
Depreciation	1,370	1,190
Net amortization of investment securities premiums and discounts	517	523
Amortization of mortgage servicing rights	2,018	1,622
Amortization of core deposit intangible and tax credits	287	330
Amortization of right-of-use assets	277	228
Compensation expense related to restricted stock awards	180	148
ESOP compensation expense for allocated shares	193	153
Deferred income tax provision (benefit)	495	(472)
Net gain on sale of loans	(24,758)	(13,331)
Originations of loans held-for-sale	(558,167)	(387,022)
Proceeds from sales of loans held-for-sale	580,714	368,250
Net gain on sale of available-for-sale securities	-	(1,068)
Net loss (gain) on sale of real estate owned and other repossessed assets	9	(1)
Net gain on sale/disposal of premises and equipment	(16)	(4)
Net appreciation in cash surrender value of life insurance	(331)	(320)
Net change in:
Accrued interest and dividends receivable	33	(490)
Other assets	853	(5,931)
Accrued expenses and other liabilities	(720)	6,079
Net cash provided by (used in) operating activities	10,533	(17,341)

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	-	18,149
Maturities, principal payments and calls	5,621	17,682
Purchases	(80,864)	(35,484)
FHLB stock redeemed	186	841
Net cash received from acquisitions	-	5,044
Loan origination and principal collection, net	(36,207)	(20,637)
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	16	7
Proceeds from sale of premises and equipment	605	-
Purchases of premises and equipment, net	(8,169)	(13,489)
Net cash used in investing activities	(118,812)	(27,887)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$112,519	$59,879
Net advances from FRB borrowings	-	23,786
Net short-term payments to FHLB and other borrowings	-	(4,500)
Long-term advances from FHLB and other borrowings	-	10,000
Payments on long-term FHLB and other borrowings	(7,770)	(29,350)
Proceeds from issuance of subordinated debentures	-	15,000
Payments for debt issuance costs	-	(300)
Purchase of treasury stock	(6,279)	(21)
Dividends paid	(1,321)	(1,296)
Net cash provided by financing activities	97,149	73,198

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,130)	27,970

CASH AND CASH EQUIVALENTS, beginning of period	69,802	24,918

CASH AND CASH EQUIVALENTS, end of period	$58,672	$52,888

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,852	$3,701
Cash paid during the period for income taxes	3,750	500

NONCASH INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in fair value of securities available-for-sale	$(1,240)	$3,743
Trade date payable securities	728	-
Mortgage servicing rights recognized	3,353	2,433
Right-of-use assets obtained in exchange for lease liabilities	932	-
Loans transferred to real estate and other assets acquired in foreclosure	6	37
Stock issued in connection with acquisitions	-	8,467
Sale of shares from Eagle to ESOP in exchange for loan	6,000	-

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

The results of operations for the six-month period ended  June 30, 2021 are not necessarily indicative of the results to be expected for the year ending  December 31, 2021 or any other period. In preparing condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights, the fair value of financial instruments, the valuation of goodwill and deferred tax assets and liabilities.

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

Recent Events

The Company completed a modified "Dutch auction" tender offer (the "Tender Offer") in June 2021. The Company accepted for purchase 250,000 shares of its common stock at a price of $24.00 per share on June 23, 2021. The aggregate purchase price for the shares purchased in the Tender Offer was approximately $6,279,000, including fees and expenses related to the Tender Offer. Therefore, the total price including fees and expenses was $25.12 per share.

The Company sold 251,256 shares of common stock to the Employee Stock Ownership Plan ("ESOP") at a price of $23.88 per share on June 23, 2021. The shares were purchased from Eagle by the ESOP in exchange for a loan totaling $6,000,000. The loan has a ten-year term and bears interest at 3.00%. The shares held by the ESOP will be used for allocations to employees of the Company over a ten-year period.

Subsequent Events

The Company has evaluated events and transactions subsequent to  June 30, 2021 for recognition and/or disclosure.

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

The total accretable discount on WHC acquired loans was $1,166,000 as of January 1, 2020. During the year ended December 31, 2020, accretion of the loan discount was $560,000. During the three and six months ended June 30, 2021, accretion of the loan discount was $59,000 and $107,000, respectively.  The remaining accretable loan discount was $499,000 as of June 30, 2021. One impaired loan was acquired through the WHC acquisition with an insignificant balance as of January 1, 2020.

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

Direct costs related to the acquisition were expensed as incurred. There wereno acquisition costs recorded during the three and six months ended June 30, 2021. The Company recorded acquisition costs related to WHC of $157,000 during the year ended  December 31, 2020. Acquisition costs included professional fees and data processing expenses incurred related to the acquisitions.

Operations of acquired entities have been included in the condensed consolidated financial statements since date of acquisition. The Company does not consider them as separate reporting segments and does not track the amount of revenues and net income attributable since acquisition. As such, it is impracticable to determine such amounts for the period from acquisition date through June 30, 2021. The accompanying condensed consolidated statements of income include the results of operations of WHC since the January 1, 2020 acquisition date.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. INVESTMENT SECURITIES

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	June 30, 2021				December 31, 2020
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(In Thousands)
Available-for-Sale:
U.S. government obligations	$1,888	$25	$-	$1,913	$2,214	$31	$-	$2,245
U.S. treasury obligations	33,140	582	(28)	33,694	5,153	504	-	5,657
Municipal obligations	113,605	5,156	(100)	118,661	92,914	6,175	(1)	99,088
Corporate obligations	10,565	166	-	10,731	10,579	91	(7)	10,663
Mortgage-backed securities	14,029	164	(75)	14,118	7,513	161	(5)	7,669
Collateralized mortgage obligations	48,109	709	(49)	48,769	30,339	852	(2)	31,189
Asset-backed securities	5,955	151	-	6,106	6,293	142	-	6,435
Total	$227,291	$6,953	$(252)	$233,992	$155,005	$7,956	$(15)	$162,946

Proceeds from sale of available-for-sale securities and the associated gross realized gains and losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In Thousands)

Proceeds from sale of available-for-sale securities	$-	$18,149	$-	$18,149

Gross realized gain on sale of available-for-sale securities	-	1,068	-	1,068
Gross realized loss on sale of available-for-sale securities	-	-	-	-
Net realized gain on sale of available-for-sale securities	$-	$1,068	$-	$1,068

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2021
	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$4,706	$4,743
Due from one to five years	13,736	14,263
Due from five to ten years	48,293	49,090
Due after ten years	98,418	103,009
	165,153	171,105
Mortgage-backed securities	14,029	14,118
Collateralized mortgage obligations	48,109	48,769
Total	$227,291	$233,992

As of  June 30, 2021 and December 31, 2020, securities with a fair value of $22,286,000 and $19,716,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	June 30, 2021
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. treasury obligations	$10,537	$(28)	$-	$-
Municipal obligations	10,423	(100)	-	-
Corporate obligations	-	-	-	-
Mortgage-backed securities and collateralized mortgage obligations	23,736	(124)	-	-
Total	$44,696	$(252)	$-	$-

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. INVESTMENT SECURITIES – continued

	December 31, 2020
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. treasury obligations	$-	$-	$-	$-
Municipal obligations	282	(1)	-	-
Corporate obligations	4,243	(7)	-	-
Mortgage-backed securities and collateralized mortgage obligations	3,180	(2)	1,501	(5)
Total	$7,705	$(10)	$1,501	$(5)

Unrealized losses associated with investments are believed to be caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Based on the Company's evaluation of these securities, no other-than-temporary impairment was recorded for the six months ended June 30, 2021 or the year ended December 31, 2020. As of  June 30, 2021 and December 31, 2020, there were, respectively, 21 and 8 securities in unrealized loss positions that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

NOTE 4. LOANS RECEIVABLE

Loans receivable consisted of the following:

	June 30,	December 31,
	2021	2020
	(In Thousands)
Real estate loans:
Residential 1-4 family	$141,621	$157,092
Commercial real estate	497,898	447,867

Other loans:
Home equity	55,739	56,563
Consumer	18,859	20,168
Commercial	162,482	161,451

Total	876,599	843,141

Deferred loan fees, net	(2,669)	(2,038)
Allowance for loan losses	(11,900)	(11,600)
Total loans, net	$862,030	$829,503

Within the commercial real estate loan category above, $10,670,000 and $11,084,000 was guaranteed by the United States Department of Agriculture Rural Development at  June 30, 2021 and  December 31, 2020, respectively. Also within the loan categories above, $6,648,000 and $6,533,000 was guaranteed by the United States Department of Agriculture Farm Service Agency at  June 30, 2021 and  December 31, 2020, respectively. In addition, within the commercial loan category above, $19,817,000 and $29,581,000 was guaranteed by the Small Business Administration ("SBA") under their Payroll Protection Program ("PPP") at  June 30, 2021 and December 31, 2020, respectively. Deferred loan fees, net includes $1,303,000 and $613,000 of remaining deferred fees related to the PPP at June 30, 2021 and  December 31, 2020, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

Allowance for loan losses activity was as follows:

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balance, April 1, 2021	$1,542	$7,131	$521	$369	$2,337	$11,900
Charge-offs	-	(25)	-	(8)	-	(33)
Recoveries	-	7	-	2	2	11
Provision	2	14	1	-	5	22
Ending balance, June 30, 2021	$1,544	$7,127	$522	$363	$2,344	$11,900

Allowance for loan losses:
Beginning balance, January 1, 2021	$1,506	$6,951	$515	$364	$2,264	$11,600
Charge-offs	-	(35)	-	(10)	(6)	(51)
Recoveries	-	9	-	6	15	30
Provision	38	202	7	3	71	321
Ending balance, June 30, 2021	$1,544	$7,127	$522	$363	$2,344	$11,900

Ending balance, June 30, 2021 allocated to loans individually evaluated for impairment	$199	$-	$-	$-	$7	$206

Ending balance, June 30, 2021 allocated to loans collectively evaluated for impairment	$1,345	$7,127	$522	$363	$2,337	$11,694

Loans receivable:
Ending balance, June 30, 2021	$141,621	$497,898	$55,739	$18,859	$162,482	$876,599

Ending balance, June 30, 2021 of loans individually evaluated for impairment	$981	$4,387	$131	$79	$1,692	$7,270

Ending balance, June 30, 2021 of loans collectively evaluated for impairment	$140,640	$493,511	$55,608	$18,780	$160,790	$869,329

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, April 1, 2020	$1,301	$5,214	$477	$354	$1,904	$9,250
Charge-offs	-	-	-	(3)	(8)	(11)
Recoveries	-	2	-	3	29	34
Provision	68	880	14	17	248	1,227
Ending balance, June 30, 2020	$1,369	$6,096	$491	$371	$2,173	$10,500

Allowance for loan losses:
Beginning balance, January 1, 2020	$1,301	$4,826	$477	$284	$1,712	$8,600
Charge-offs	-	(18)	-	(11)	(18)	(47)
Recoveries	-	8	-	11	31	50
Provision	68	1,280	14	87	448	1,897
Ending balance, June 30, 2020	$1,369	$6,096	$491	$371	$2,173	$10,500

Ending balance, June 30, 2020 allocated to loans individually evaluated for impairment	$97	$-	$-	$-	$70	$167

Ending balance, June 30, 2020 allocated to loans collectively evaluated for impairment	$1,272	$6,096	$491	$371	$2,103	$10,333

Loans receivable:
Ending balance, June 30, 2020	$150,818	$432,631	$58,755	$20,231	$181,005	$843,440

Ending balance, June 30, 2020 of loans individually evaluated for impairment	$1,266	$3,922	$191	$198	$2,284	$7,861

Ending balance, June 30, 2020 of loans collectively evaluated for impairment	$149,552	$428,709	$58,564	$20,033	$178,721	$835,579

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

Internal classification of the loan portfolio was as follows:

	June 30, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$100,616	$277	$326	$199	$-	$101,418
Residential 1-4 family construction	39,866	-	337	-	-	40,203
Commercial real estate	362,049	3,892	2,386	-	-	368,327
Commercial construction and development	63,501	-	-	-	-	63,501
Farmland	63,216	234	2,573	47	-	66,070
Other loans:
Home equity	55,266	268	205	-	-	55,739
Consumer	18,761	-	98	-	-	18,859
Commercial	106,354	963	533	-	-	107,850
Agricultural	52,566	310	1,690	66	-	54,632
Total	$862,195	$5,944	$8,148	$312	$-	$876,599

	December 31, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$109,746	$-	$857	199	$-	$110,802
Residential 1-4 family construction	45,953	-	337	-	-	46,290
Commercial real estate	311,756	2,568	2,344	-	-	316,668
Commercial construction and development	65,231	14	36	-	-	65,281
Farmland	63,565	136	2,164	53	-	65,918
Other loans:
Home equity	56,177	274	112	-	-	56,563
Consumer	20,017	-	151	-	-	20,168
Commercial	107,810	829	570	-	-	109,209
Agricultural	50,371	355	1,395	121	-	52,242
Total	$830,626	$4,176	$7,966	$373	$-	$843,141

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

The following tables include information regarding delinquencies within the loan portfolio.

	June 30, 2021
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Nonaccrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$337	$-	$337	$644	$100,437	$101,418
Residential 1-4 family construction	309	-	309	337	39,557	40,203
Commercial real estate	806	-	806	702	366,819	368,327
Commercial construction and development	-	-	-	-	63,501	63,501
Farmland	40	620	660	1,977	63,433	66,070
Other loans:
Home equity	-	736	736	131	54,872	55,739
Consumer	69	-	69	79	18,711	18,859
Commercial	268	5	273	538	107,039	107,850
Agricultural	396	148	544	1,075	53,013	54,632
Total	$2,225	$1,509	$3,734	$5,483	$867,382	$876,599

	December 31, 2020
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Nonaccrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$693	$34	$727	$684	$109,391	$110,802
Residential 1-4 family construction	853	170	1,023	337	44,930	46,290
Commercial real estate	274	-	274	631	315,763	316,668
Commercial construction and development	-	-	-	36	65,245	65,281
Farmland	179	-	179	2,245	63,494	65,918
Other loans:
Home equity	53	-	53	111	56,399	56,563
Consumer	72	-	72	151	19,945	20,168
Commercial	553	6	559	537	108,113	109,209
Agricultural	71	182	253	1,542	50,447	52,242
Total	$2,748	$392	$3,140	$6,274	$833,727	$843,141

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

The following tables include information regarding impaired loans.

	June 30, 2021
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
Real estate loans:
Residential 1-4 family	$644	$721	$199
Residential 1-4 family construction	337	387	-
Commercial real estate	2,410	2,493	-
Commercial construction and development	-	-	-
Farmland	1,977	2,028	-
Other loans:
Home equity	131	160	-
Consumer	79	87	-
Commercial	538	661	-
Agricultural	1,154	1,737	7
Total	$7,270	$8,274	$206

	December 31, 2020
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
Real estate loans:
Residential 1-4 family	$1,204	$1,267	$296
Residential 1-4 family construction	337	387	-
Commercial real estate	2,264	2,328	-
Commercial construction and development	50	50	-
Farmland	2,245	2,262	-
Other loans:
Home equity	111	136	-
Consumer	151	171	-
Commercial	537	664	-
Agricultural	1,702	2,268	54
Total	$8,601	$9,533	$350

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	Average Recorded Investment		Average Recorded Investment
	(In Thousands)		(In Thousands)
Real estate loans:
Residential 1-4 family	$920	$833	$924	$773
Residential 1-4 family construction	337	337	337	337
Commercial real estate	2,413	1,772	2,337	1,578
Commercial construction and development	-	94	25	72
Farmland	1,922	1,152	2,111	865
Other loans:
Home equity	120	164	121	145
Consumer	112	189	115	177
Commercial	542	750	538	809
Agricultural	1,279	1,136	1,428	995
Total	$7,645	$6,427	$7,936	$5,751

Interest income recognized on impaired loans for the three and six months ended June 30, 2021 and 2020 is considered insignificant. Interest payments received on a cash basis related to impaired loans were $398,000 and $327,000 for  June 30, 2021 and December 31, 2020, respectively.

As of  June 30, 2021 and December 31, 2020, there were troubled debt restructured (“TDR”) loans of $1,803,000 and $1,824,000, respectively.

During the three months ended June 30, 2021, there were no new TDR loans. During the six months ended  June 30, 2021 there was one new TDR loan. The recorded investment for the commercial real estate loan at time of restructure was $115,000. No charge-offs were incurred and the loan is on accrual status. The recorded investment was $111,000 at  June 30, 2021.

During the three months ended June 30, 2020, there were two new TDR loans. During the six months ended  June 30, 2020, there were three new TDR loans. The recorded investments at the time of restructure were $94,000 for a commercial construction and development loan, $1,634,000 for a commercial real estate loan, and $160,000 for an agricultural loan. The commercial construction and development loan was paid off during the six months ended June 30, 2021. No charge-offs were incurred for the remaining loans and they are on accrual status. The recorded investments for the remaining loans at   June 30, 2021 were $1,597,000 and $79,000, respectively.

There were no loans modified as TDR's that defaulted during the three and six months ended  June 30, 2021 where the default occurred within 12 months of restructuring. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of June 30, 2021, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in troubled debt restructures.

The Company has offered borrowers accommodations due to the impact from COVID-19, including 90-day deferrals, interest only payments and forbearances, which are not considered TDR's as they met the criteria established in the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). In addition, the Montana Board of Investments ("MBOI") offered 12-months of interest payment assistance to qualified borrowers. As of June 30, 2021, 28 borrowers with modified loans represented $17,517,000. As of  December 31, 2020, loan modifications for 40 borrowers represented $28,994,000.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. MORTGAGE SERVICING RIGHTS

The Company is servicing mortgage loans for the benefit of others which are not included in the condensed consolidated statements of financial condition and have unpaid principal balances of $1,655,884,000 and $1,473,971,000 at  June 30, 2021 and December 31, 2020, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $987,000 and $766,000 for the three months ended June 30, 2021 and 2020, respectively. Mortgage loan servicing fees were $1,924,000 and $1,505,000 for the six months ended June 30, 2021 and 2020.These fees, net of amortization, are included in mortgage banking, net which is a component of noninterest income on the condensed consolidated statements of income.

Custodial balances maintained in connection with the foregoing loan servicing are included in noninterest checking deposits and were $13,895,000 and $15,853,000 at  June 30, 2021 and December 31, 2020, respectively.

The following table is a summary of activity in mortgage servicing rights:

	As of or For the
	Three Months Ended
	June 30,
	2021	2020
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$11,435	$9,171
Mortgage servicing rights capitalized	1,821	1,490
Amortization of mortgage servicing rights	(1,024)	(1,111)
Ending balance	12,232	9,550
Valuation allowance:
Beginning balance	(115)	(153)
Recovery (impairment) of mortgage servicing rights	11	(1,063)
Ending balance	(104)	(1,216)
Mortgage servicing rights, net	$12,128	$8,334

	As of or For the
	Six Months Ended
	June 30,
	2021	2020
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$10,897	$8,739
Mortgage servicing rights capitalized	3,353	2,433
Amortization of mortgage servicing rights	(2,018)	(1,622)
Ending balance	12,232	9,550
Valuation allowance:
Beginning balance	(792)	-
Recovery (impairment) of mortgage servicing rights	688	(1,216)
Ending balance	(104)	(1,216)
Mortgage servicing rights, net	$12,128	$8,334

Impairment expense on mortgage servicing rights of $1,063,000 and $1,216,000 was recorded during the three and six months ended June 30, 2020, respectively, as a result of faster than expected prepayment speed assumptions. However, recoveries of $11,000 and $688,000 were recorded for the three and six months ended June 30, 2021, respectively. Recovery (impairment) of servicing rights is included in other noninterest expense on the condensed consolidated statements of income.

The fair values of these rights were $12,553,000 and $10,105,000 at  June 30, 2021 and December 31, 2020, respectively. The fair value of servicing rights was determined at loan level, depending on the interest rate and term of the specific loan, using the following valuation assumptions:

	June 30,	December 31,
	2021	2020
Key assumptions:
Discount rate	12%	12%
Prepayment speed range	183-283%	221-328%
Weighted average prepayment speed	230%	281%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. DEPOSITS

Deposits are summarized as follows:

	June 30,	December 31,
	2021	2020
	(In Thousands)

Noninterest checking	$349,017	$318,389
Interest-bearing checking	193,991	160,614
Savings	202,984	179,868
Money market	242,290	202,407
Time certificates of deposit	157,320	171,805
Total	$1,145,602	$1,033,083

Time certificates of deposits include $0 and $495,000 related to fixed rate brokered CDs at June 30, 2021 and December 31, 2020.

NOTE 7. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

	June 30, 2021		December 31, 2020
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)

Senior notes fixed at 5.75%, due 2022	$10,000	$(26)	$10,000	$(48)
Subordinated debentures fixed at 5.50% to floating, due 2030	15,000	(299)	15,000	(316)
Subordinated debentures variable at 3-Month Libor plus 1.42%, due 2035	5,155	-	5,155	-
Total other long-term debt	$30,155	$(325)	$30,155	$(364)

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

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at three-month LIBOR plus 1.42%, making the rate 1.57% and 1.66% as of June 30, 2021 and December 31, 2020, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date. The subordinated debentures qualify as Tier 1 capital for regulatory purposes.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
(In Thousands)
Balance at April 1, 2021	$3,956
Other comprehensive income, before reclassifications and income taxes	1,332
Amounts reclassified from accumulated other comprehensive income, before income taxes	-
Income tax provision	(350)
Total other comprehensive income	982
Balance at June 30, 2021	$4,938

Balance at April 1, 2020	$1,480
Other comprehensive income, before reclassifications and income taxes	4,606
Amounts reclassified from accumulated other comprehensive income, before income taxes	(1,068)
Income tax provision	(932)
Total other comprehensive income	2,606
Balance at June 30, 2020	$4,086

Balance at January 1, 2021	$5,851
Other comprehensive loss, before reclassifications and income taxes	(1,240)
Amounts reclassified from accumulated other comprehensive income, before income taxes	-
Income tax benefit	327
Total other comprehensive loss	(913)
Balance at June 30, 2021	$4,938

Balance at January 1, 2020	$1,329
Other comprehensive income, before reclassifications and income taxes	4,811
Amounts reclassified from accumulated other comprehensive income, before income taxes	(1,068)
Income tax provision	(986)
Total other comprehensive income	2,757
Balance at June 30, 2020	$4,086

NOTE 9. EARNINGS PER SHARE

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in Thousands, Except Per Share Data)

Basic weighted average shares outstanding	6,775,557	6,818,494	6,775,503	6,818,688
Dilutive effect of stock compensation	19,343	37,362	16,382	34,377
Diluted weighted average shares outstanding	6,794,900	6,855,856	6,791,885	6,853,065

Net income available to common shareholders	$2,681	$5,735	$7,946	$9,662

Basic earnings per share	$0.40	$0.84	$1.17	$1.42

Diluted earnings per share	$0.39	$0.84	$1.17	$1.41

There were no anti-dilutive shares at June 30, 2021 and December 31, 2020.

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

Derivatives are summarized as follows:

	June 30, 2021			December 31, 2020
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$148,507	$2,949	$-	$227,977	$6,017	$-
Forward TBA mortgage-backed securities	84,000	-	314	180,000	-	1,056

Changes in the fair value of the derivatives are recorded in mortgage banking, net within noninterest income on the condensed consolidated statements of income. Net losses of $1,043,000 were recorded for the three months ended June 30, 2021 compared to net gains of $2,155,000 for the three months ended June 30, 2020. Net losses of $2,326,000 were recorded for the six months ended  June 30, 2021 compared to net gains of $3,402,000 for the six months ended June 30, 2020.

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

	June 30, 2021
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities:
U.S. government obligations	$-	$1,913	$-	$1,913
U.S. treasury obligations	33,694	-	-	33,694
Municipal obligations	-	118,661	-	118,661
Corporate obligations	-	10,731	-	10,731
Mortgage-backed securities	-	14,118	-	14,118
Collateralized mortgage obligations	-	48,769	-	48,769
Asset-backed securities	-	6,106	-	6,106
Loans held-for-sale	-	56,826	-	56,826
Interest rate lock commitments	-	-	2,949	2,949
Financial liabilities:
Forward TBA mortgage-backed securities	-	314	-	314

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities:
U.S. government obligations	$-	$2,245	$-	$2,245
U.S. treasury obligations	5,657	-	-	5,657
Municipal obligations	-	99,088	-	99,088
Corporate obligations	-	10,663	-	10,663
Mortgage-backed securities	-	7,669	-	7,669
Collateralized mortgage obligations	-	31,189	-	31,189
Asset-backed securities	-	6,435	-	6,435
Loans held-for-sale	-	54,615	-	54,615
Interest rate lock commitments	-	-	6,017	6,017
Financial liabilities:
Forward TBA mortgage-backed securities	-	1,056	-	1,056

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

The following table summarizes financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

	June 30, 2021
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$102	$102
Real estate and other repossessed assets	-	-	4	4
Mortgage servicing rights	-	-	12,553	12,553

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$728	$728
Real estate and other repossessed assets	-	-	-	-
Mortgage servicing rights	-	-	10,105	10,105

The following table represents the Banks’s Level 3 financial assets and liabilities, the valuation techniques used to measure the fair value of those financial assets and liabilities, and the significant unobservable inputs and the ranges of values for those inputs.

	Principal	Significant	Range of
	Valuation	Unobservable	Significant Input
Instrument	Technique	Inputs	Values

Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	10 - 30%
Real estate and other repossessed assets	Fair value of collateral	Discount applied to the obtained appraisal	10 - 30%
Mortgage servicing rights	Discounted cash flows	Discount rate	10 - 15%
		Prepayment speeds	180 - 330%
Interest rate lock commitments	Internal pricing model	Pull-through expectations	85 - 95%

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the six months ended June 30, 2021.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	Interest Rate Lock Commitments		Interest Rate Lock Commitments
	(In Thousands)		(In Thousands)
Beginning balance	$1,887	$4,451	$6,017	$554
Purchases and issuances	(2,888)	6,904	(11,886)	12,701
Sales and settlements	3,950	(5,854)	8,818	(7,754)
Ending balance	$2,949	$5,501	$2,949	$5,501
Net change in unrealized gains relating to items held at end of period	$1,062	$1,050	$(3,068)	$4,947

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

	June 30, 2021
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$58,672	$-	$-	$58,672	$58,672
FHLB stock	1,874	-	-	1,874	1,874
FRB stock	2,974	-	-	2,974	2,974
Loans receivable, gross	-	-	880,484	880,484	873,930
Accrued interest and dividends receivable	5,732	-	-	5,732	5,732
Mortgage servicing rights	-	-	12,553	12,553	12,128
Financial liabilities:
Non-maturing interest-bearing deposits	-	639,265	-	639,265	639,265
Noninterest-bearing deposits	349,017	-	-	349,017	349,017
Time certificates of deposit	-	-	157,713	157,713	157,320
Accrued expenses and other liabilities	20,940	-	-	20,940	20,940
FHLB advances and other borrowings	-	-	9,356	9,356	9,300
Other long-term debt	-	-	29,401	29,401	30,155

	December 31, 2020
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$69,802	$-	$-	$69,802	$69,802
FHLB stock	2,060	-	-	2,060	2,060
FRB stock	2,974	-	-	2,974	2,974
Loans receivable, gross	-	-	847,579	847,579	841,103
Accrued interest and dividends receivable	5,765	-	-	5,765	5,765
Mortgage servicing rights	-	-	10,105	10,105	10,105
Financial liabilities:
Non-maturing interest-bearing deposits	-	542,889	-	542,889	542,889
Noninterest-bearing deposits	318,389	-	-	318,389	318,389
Time certificates of deposit	-	-	172,561	172,561	171,805
Accrued expenses and other liabilities	23,239	-	-	23,239	23,239
FHLB advances and other borrowings	-	-	17,217	17,217	17,070
Other long-term debt	-	-	29,414	29,414	30,155

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee changed the federal funds target rate from 1.75% to 0.25% during the year ended December 31, 2020. The rate remained at 0.25% during the six months ended June 30, 2021. The rate reductions add continued pressure on loan yields.

Recent Events

Tender Offer

The Company completed a modified "Dutch auction" tender offer (the "Tender Offer") in June 2021. The Company accepted for purchase 250,000 shares of its common stock at a price of $24.00 per share on June 23, 2021. The aggregate purchase price for the shares purchased in the Tender Offer was approximately $6.28 million, including fees and expenses related to the Tender Offer. Therefore, the total price including fees and expenses was $25.12 per share.

The Company sold 251,256 shares of common stock to the Employee Stock Ownership Plan ("ESOP") at a price of $23.88 per share on June 23, 2021. The shares were purchased from Eagle by the ESOP in exchange for a loan totaling $6.00 million. The loan has a ten-year term and bears interest at 3.00%. The shares held by the ESOP will be used for allocations to employees of the Company over a ten-year period.

COVID-19

The Company’s performance for the second quarter of 2021 extended the momentum from the first quarter of 2021, generating solid earnings supported by net interest income growth and higher loan production. However, the Company continues to see the impact of the COVID-19 pandemic and its consequences on our Montana communities. The Bank remains focused on supporting our customers, communities and employees while prudently managing risk. The Bank is also still closely monitoring borrowers and businesses serviced and is providing debt service relief for those that have been impacted.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Events– continued

COVID-19 – continued

On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) providing economic relief for the country, including the $349 billion Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) to fund short-term loans for small businesses. In April 2020, additional funding was approved for the PPP. Eagle began taking loan applications from its small business clients immediately after the program was implemented, and as of the close of the program, had helped 764 customers receive $45.71 million in SBA PPP loans. The Bank has processed applications for PPP loan forgiveness for customers, with 682 loans representing $39.78 million now paid in full. The remaining 82 PPP loans represent $5.93 million.

On December 27, 2020, the Consolidated Appropriations Act (“CAA”) was signed into law, providing new COVID-19 stimulus relief, and it included $284 billion allocated for another round of PPP lending, extending the program to March 31, 2021. On March 31, 2021, the program was extended to May 31, 2021. The program offers new PPP loans for companies that did not receive a PPP loan in 2020, and also “second draw” loans targeted at hard-hit businesses that have already spent their initial PPP proceeds. As of the close of the program, Eagle supported 646 borrowers receiving $19.51 million in new PPP funding. The Bank has processed applications for PPP loan forgiveness for customers, with 142 loans representing $2.81 million now paid in full. The remaining 504 PPP loans represent $16.70 million.

While all industries have and may continue to experience adverse impacts as a result of the COVID-19 pandemic, we had exposures in the following impacted industries, as a percentage of gross loans excluding loans held-for-sale and PPP loans as of June 30, 2021: hotels and lodging (5.7%), health and social assistance (3.8%), bars and restaurants (2.7%), casinos (1.0%) and nursing homes (0.5%). The Bank continues to reach out to specific borrowers to assess the risks and understand their needs.

The Bank has offered multiple accommodation options to its clients, including 90-day deferrals, forbearances and interest only payments. In addition, the Montana Board of Investments ("MBOI") offered 12-months of interest payment assistance to qualified borrowers. As of June 30, 2021, remaining loan modifications for 28 nonresidential borrowers represented $17.52 million in loans, or 2.0% of gross loans excluding loans held-for-sale, compared to 40 borrowers representing $29.00 million, or 3.5% of gross loans excluding loans held-for-sale, as of December 31, 2020. The Bank qualified 32 borrowers for the MBOI program representing $27.25 million in loans, of which $17.42 million is included in modification totals as of June 30, 2021. No loans approved in the MBOI loan program were considered a troubled debt restructured (“TDR”) loan as of June 30, 2021 Only one loan in the hotel and lodging industry was approved in the MBOI loan program and was considered a TDR loan as of December 31, 2020. This loan has since aged out of the MBOI program. No other loans that had been modified related to COVID-19 were reported as TDR’s due to the CARES Act exemption. As of June 30, 2021, there remain approximately 21 forbearances approved for residential mortgage loans, of which 19 are sold and serviced. Utilization of credit lines were 80.2% at June 30, 2021 compared to 82.7% at December 31, 2020, which aligns with historical usage rates.

Our fee income could still be reduced due to COVID-19. In keeping with guidance from regulators, we are actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, early withdrawal fees, ATM fees, account maintenance fees, etc. These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis. At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact is likely to impact our fee income in future periods.

As of June 30, 2021, our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses. We rely on cash on hand as well as dividends from our subsidiary bank to service our debt. If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

As of December 31, 2020, our goodwill was not impaired. COVID-19 could cause a decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our goodwill is impaired, a noncash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. As of June 30, 2021 we had goodwill of $20.80 million.

The State of Montana ended their phased approach to reopening and lifted the state-wide mask mandate on February 12, 2021. On March 22, 2021, all of our lobbies opened while still requiring everyone to practice necessary safeguards. As of May 7, 2021, masks were no longer required for the Bank's branches, customers or vendors. The Company remains committed to assisting our customers and communities as the vaccine rollout continues and COVID-19 restrictions lift in Montana. Management is encouraging its employees to receive the COVID-19 vaccine upon availability.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between June 30, 2021 and December 31, 2020.

Total assets were $1.36 billion at June 30, 2021, an increase of $101.73 million, or 8.1% from $1.26 billion at December 31, 2020. The increase was largely due to an increase in securities available-for-sale and loans receivable, net. Securities available-for-sale increased by $71.04 million from December 31, 2020. Loans receivable, net increased by $32.53 million from December 31, 2020. Total liabilities were $1.21 billion at June 30, 2021, an increase of $101.91 million, or 9.2%, from $1.10 billion at December 31, 2020. The increase was largely due to an increase in deposits, partially offset by a reduction in FHLB advances and other borrowings. Total deposits increased by $112.52 million from December 31, 2020. However, FHLB advances and other borrowings decreased $7.77 million from December 31, 2020. Total shareholders’ equity decreased slightly by $194,000 from December 31, 2020.

Financial Condition Details

Investment Activities

The following table summarizes investment activities:

	June 30,		December 31,
	2021		2020
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government obligations	$1,913	0.82%	$2,245	1.38%
U.S. treasury obligations	33,694	14.40	5,657	3.47
Municipal obligations	118,661	50.71	99,088	60.81
Corporate obligations	10,731	4.59	10,663	6.54
Mortgage-backed securities	14,118	6.03	7,669	4.71
Collateralized mortgage obligations	48,769	20.84	31,189	19.14
Asset-backed securities	6,106	2.61	6,435	3.95
Total securities available-for-sale	$233,992	100.00%	$162,946	100.00%

Securities available-for-sale were $233.99 million at June 30, 2021, an increase of $71.04 million, or 43.6%, from $162.95 million at December 31, 2020. The increase was largely due to $80.86 million in purchases, slightly offset by principal payments and security maturities.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	June 30,		December 31,
	2021		2020
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential 1-4 family (1)	$101,418	11.57%	$110,802	13.14%
Residential 1-4 family construction	40,203	4.59	46,290	5.49
Total residential 1-4 family	141,621	16.16	157,092	18.63

Commercial real estate	368,327	42.02	316,668	37.56
Commercial construction and development	63,501	7.24	65,281	7.74
Farmland	66,070	7.54	65,918	7.82
Total commercial real estate	497,898	56.80	447,867	53.12

Total real estate loans	639,519	72.96	604,959	71.75

Other loans:
Home equity	55,739	6.36	56,563	6.71
Consumer	18,859	2.15	20,168	2.39

Commercial	107,850	12.30	109,209	12.95
Agricultural	54,632	6.23	52,242	6.20
Total commercial loans	162,482	18.53	161,451	19.15

Total other loans	237,080	27.04	238,182	28.25

Total loans	876,599	100.00%	843,141	100.00%

Deferred loan fees	(2,669)		(2,038)
Allowance for loan losses	(11,900)		(11,600)
Total loans, net	$862,030		$829,503

(1)	Excludes loans held-for-sale.

Loans receivable, netincreased  $32.53 million, or 3.9%, to $862.03 million at June 30, 2021 from $829.50 million at December 31, 2020. Total commercial real estate loans increased $50.03 million and total commercial loans increased $1.03 million. However, these increases were partially offset by decreases in total residential loans of  $15.47 million, consumer loans of $1.31 million, and home equity loans of $824,000.

Total loan originations were $785.74 million for the six months ended June 30, 2021. Total residential 1-4 family originations were $590.48 million, which includes $558.17 million of loans held-for-sale originations. Total commercial real estate originations were $118.72 million. Total commercial originations were $62.85 million which includes $19.51 million of SBA PPP loans. Home equity loan originations totaled $9.78 million. Consumer loan originations totaled $3.91 million. Loans held-for-sale increased by $2.21 million to $56.83 million at June 30, 2021 from $54.62 million at December 31, 2020.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. Subsequent write-downs are recorded as a charge to operations. As of June 30, 2021 there was $6,000 of real estate owned and other repossessed property. As of December 31, 2020, there was $25,000 of real estate owned and other repossessed property.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities– continued

The following table sets forth information regarding nonperforming assets:

	June 30,	December 31,
	2021	2020
	(Dollars in Thousands)
Nonaccrual loans
Real estate loans:
Residential 1-4 family	$644	$684
Residential 1-4 family construction	337	337
Commercial real estate	702	631
Commercial construction and development	-	36
Farmland	1,977	2,245
Other loans:
Home equity	115	94
Consumer	79	151
Commercial	538	537
Agricultural	1,075	1,542
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	-	34
Residential 1-4 family construction	-	170
Farmland	620	-
Other loans:
Home equity	736	-
Commercial	5	6
Agricultural	148	182
Restructured loans:
Real estate loans:
Commercial real estate	1,708	1,633
Commercial construction and development	-	14
Other loans:
Home equity	16	17
Agricultural	79	160
Total nonperforming loans	8,779	8,473
Real estate owned and other repossessed property, net	6	25
Total nonperforming assets	$8,785	$8,498

Total nonperforming loans to total loans	1.00%	1.00%
Total nonperforming loans to total assets	0.65%	0.67%
Total allowance for loan loss to nonperforming loans	135.55%	136.91%
Total nonperforming assets to total assets	0.65%	0.68%

Nonaccrual loans as of June 30, 2021 and December 31, 2020 include $891,000 and $1.28 million, respectively of acquired loans that deteriorated subsequent to the acquisition date.

As of June 30, 2021, loan modifications for 28 borrowers represented $17.52 million in loans compared to 40 borrowers representing $29.00 million as of December 31, 2020. As of June 30, 2021 there are approximately 21 forbearances remaining for residential mortgage loans, of which 19 are sold and serviced.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	June 30,		December 31,
	2021		2020
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$349,017	30.47%	$318,389	30.82%
Interest-bearing checking	193,991	16.93	160,614	15.55
Savings	202,984	17.72	179,868	17.41
Money market	242,290	21.15	202,407	19.59
Total	988,282	86.27	861,278	83.37
Certificates of deposit accounts:
IRA certificates	25,348	2.21	24,693	2.39
Brokered certificates	-	0.00	495	0.05
Other certificates	131,972	11.52	146,617	14.19
Total certificates of deposit	157,320	13.73	171,805	16.63
Total deposits	$1,145,602	100.00%	$1,033,083	100.00%

Deposits increased by $112.52 million, or 10.9%, to $1.15 billion at June 30, 2021 from $1.03 billion at December 31, 2020. Money market increased by $39.88 million, interest-bearing checking increased by $33.38 million, noninterest checking increased by $30.63 million, and savings increased by $23.12 million. However, certificates of deposit decreased by $14.49 million. The decrease in time certificates of deposit was driven by a decrease in other certificates of $14.65 million. Due to the continued low interest rate environment, some depositors have been compelled to move funds from other certificates to non-maturity deposits upon maturity.

The following table summarizes borrowing activity:

	June 30,		December 31,
	2021		2020
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings	$9,300	23.77%	$17,070	36.43%
Other long-term debt:
Senior notes fixed at 5.75%, due 2022	9,974	25.49	9,952	21.23
Subordinated debentures fixed at 5.50% to floating, due 2030	14,701	37.57	14,684	31.34
Subordinated debentures variable, due 2035	5,155	13.17	5,155	11.00
Total other long-term debt	29,830	76.23	29,791	63.57
Total borrowings	$39,130	100.00%	$46,861	100.00%

Total borrowings decreased by $7.73 million, or 16.5% to $39.13 million at June 30, 2021 from $46.86 million at December 31, 2020. This decrease is largely due to a decrease in FHLB advances and other borrowings of  $7.77 million due to maturities.

Shareholders’ Equity

Total shareholders’ equity decreased slightly by $194,000, or 0.1%, to $152.74 million at June 30, 2021 from $152.94 million at December 31, 2020. The decrease was primarily due to treasury stock purchased through tender offer for $6.28 million, dividends paid of $1.32 million and other comprehensive loss of $913,000. These decreases were largely offset by net income of $7.95 million.

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

	Three Months Ended June 30,
	2021			2020
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investment securities	$203,873	$1,018	2.00%	$170,146	$952	2.24%
FHLB and FRB stock	4,880	63	5.18	7,132	95	5.34
Loans receivable(1)	899,644	11,012	4.91	867,374	11,060	5.11
Other earning assets	84,116	32	0.15	41,649	26	0.25
Total interest-earning assets	1,192,513	12,125	4.08	1,086,301	12,133	4.48
Noninterest-earning assets	144,527			128,575
Total assets	$1,337,040			$1,214,876

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$187,521	$12	0.03%	$149,792	$15	0.04%
Savings	195,041	29	0.06	147,968	40	0.11
Money market	233,408	125	0.21	156,121	84	0.22
Certificates of deposit	161,236	200	0.50	217,714	806	1.48
Advances from FHLB and other borrowings including long-term debt	39,714	434	4.38	126,398	765	2.43
Total interest-bearing liabilities	816,920	800	0.39	797,993	1,710	0.86
Noninterest checking	343,620			260,061
Other noninterest-bearing liabilities	19,700			19,129
Total liabilities	1,180,240			1,077,183

Total equity	156,800			137,693

Total liabilities and equity	$1,337,040			$1,214,876
Net interest income/interest rate spread(2)		$11,325	3.69%		$10,423	3.62%

Net interest margin(3)			3.81%			3.85%
Total interest-earning assets to interest-bearing liabilities			145.98%			136.13%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Net Interest Income – continued

	For the Six Months Ended June 30,
	2021			2020
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investment securities	$183,648	$1,895	2.08%	$170,705	$1,979	2.32%
FHLB and FRB stock	4,914	132	5.42	7,252	189	5.23
Loans receivable(1)	894,843	22,041	4.97	853,900	22,492	5.28
Other earning assets	81,868	58	0.14	29,631	104	0.70
Total interest-earning assets	1,165,273	24,126	4.18	1,061,488	24,764	4.68%
Noninterest-earning assets	141,730			121,632
Total assets	$1,307,003			$1,183,120

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$179,621	$22	0.02%	$141,811	$33	0.05%
Savings	188,803	56	0.06	143,635	85	0.12
Money market	224,273	235	0.21	152,576	261	0.34
Certificates of deposit	164,779	455	0.56	236,113	1,905	1.62
Advances from FHLB and other borrowings including long-term debt	42,044	894	4.29	119,578	1,580	2.65
Total interest-bearing liabilities	799,520	1,662	0.42	793,713	3,864	0.98%
Noninterest checking	330,328			236,907
Other noninterest-bearing liabilities	20,769			17,483
Total liabilities	1,150,617			1,048,103

Total equity	156,386			135,017

Total liabilities and equity	$1,307,003			$1,183,120
Net interest income/interest rate spread(2)		$22,464	3.76%		$20,900	3.70%

Net interest margin(3)			3.89%			3.95%
Total interest-earning assets to interest-bearing liabilities			145.75%			133.74%

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

	For the Three Months Ended June 30, 2021
	2021			2020
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities	$189	$(123)	$66	$226	$(202)	$24
FHLB and FRB stock	(30)	(2)	(32)	(6)	6	-
Loans receivable(1)	411	(459)	(48)	1,591	(1,130)	461
Other earning assets	27	(21)	6	165	(155)	10
Total interest-earning assets	597	(605)	(8)	1,976	(1,481)	495

Interest-bearing liabilities:
Checking, savings and money market accounts	58	(31)	27	36	(29)	7
Certificates of deposit	(209)	(397)	(606)	39	(25)	14
Advances from FHLB and other borrowings including long-term debt	(525)	194	(331)	(37)	(218)	(255)
Total interest-bearing liabilities	(676)	(234)	(910)	38	(272)	(234)

Change in net interest income	$1,273	$(371)	$902	$1,938	$(1,209)	$729

(1) Includes loans held-for-sale.

	For the Six Months Ended June 30, 2021
	2021			2020
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$150	$(234)	$(84)	$434	$(341)	$93
FHLB and FRB stock	(61)	4	(57)	(3)	2	(1)
Loans receivable(1)	1,078	(1,529)	(451)	3,164	(1,319)	1,845
Other earning assets	183	(229)	(46)	239	(171)	68
Total interest earning assets	1,350	(1,988)	(638)	3,834	(1,829)	2,005

Interest bearing liabilities:
Savings, money market and checking accounts	158	(224)	(66)	61	64	125
Certificates of deposit	(576)	(874)	(1,450)	250	198	448
Advances from FHLB and other borrowings including long-term debt	(1,024)	338	(686)	(135)	(264)	(399)
Total interest bearing liabilities	(1,442)	(760)	(2,202)	176	(2)	174

Change in net interest income	$2,792	$(1,228)	$1,564	$3,658	$(1,827)	$1,831

(1) Includes loans held-for-sale.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2021 and 2020

Net Income. Eagle’s net income for the three months ended June 30, 2021 was $2.68 million compared to $5.74 million for the three months ended June 30, 2020. The decrease of $3.06 million was largely due to an increase in noninterest expense of $3.91 million and a decrease in noninterest income of $2.39 million. These decreases were partially offset by an increase in net interest income after loan loss provision of $2.10 million and a decrease in provision for income taxes of $1.14 million. Basic and diluted earnings per share were $0.40 and $0.39 for the current period, respectively. Basic and diluted earnings per share were both $0.84 for the prior year comparable period.

Net Interest Income. Net interest income increased to $11.33 million for the three months ended June 30, 2021, from $10.42 million for the same quarter in the prior year. The increase of $902,000, or 8.7%, was primarily the result of a decrease in interest expense of $910,000.

Interest and Dividend Income. Interest and dividend income was consistent period over period. Interest and fees on loans decreased slightly to $11.01 million for the three months ended June 30, 2021 from $11.06 million for the three months ended June 30, 2020. This decrease of $48,000, or 0.4%, was due to decrease in the average yield of loans for the quarter ended June 30, 2021 largely offset by an increase in the average balance of loans. The average interest rate earned on loans receivable decreased by 20 basis points, from 5.11% for the three months ended June 30, 2020 to 4.91% for the current period. Interest accretion on purchased loans was $125,000 for the three months ended June 30, 2021 which resulted in a 4 basis point increase in net interest margin compared to $356,000 for the three months ended June 30, 2020 which resulted in a 13 basis point increase in net interest margin. Average balances for loans receivable, including loans held-for-sale, for the three months ended June 30, 2021 were $899.64 million, compared to $867.37 million for the prior year period. This represents an increase of $32.27 million, or 3.7% and was impacted by PPP loans and organic growth. Interest on investment securities available-for-sale increased by $66,000, or 6.9% period over period. Average balances for investments increased to $203.87 million for the three months ended June 30, 2021, from $170.15 million for the three months ended June 30, 2020. Investments have increased in the current period due to excess liquidity. However, average interest rates earned on investments decreased to 2.00% for the three months ended June 30, 2021 from 2.24% for the three months ended June 30, 2020.

Interest Expense. Total interest expense was $800,000 for the three months ended June 30, 2021 compared to $1.71 million for the three months ended June 30, 2020. The decrease of $910,000 or 53.2% was due to a decrease in interest expense on deposits of $579,000, as well as a net decrease in interest expense on total borrowings of $331,000. The overall average rate on total deposits was 0.13% for the three months ended June 30, 2021 compared to 0.41% for the three months ended June 30, 2020. However, the average balance for total deposits was $1.12 billion for three months ended June 30, 2021 compared to $931.66 million for the three months ended June 30, 2020. This increase was impacted by PPP funding and economic stimulus. The average balance for total borrowings decreased from $126.40 million for the three months ended June 30, 2020 to $39.71 million for the three months ended June 30, 2021 due to increased liquidity levels. However, the average rate paid on total borrowings increased from 2.43% for the three months ended June 30, 2020, to 4.38% for the three months ended June 30, 2021. The increase in the average rate paid is due to the change in the mix of the outstanding borrowings.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending we conduct and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. Using this methodology, the Bank recorded $22,000 in loan loss provisions for the three months ended June 30, 2021. Management made the decision that due to the strength of the local economy, in conjunction with loan activity, no additional loan loss provision was necessary in the three months ended June 30, 2021 when considering the COVID-19 pandemic. Loan loss provisions were $1.23 million for the three months ended June 30, 2020, which included $777,000 related to the potential impact of Covid-19. Management believes the level of total allowances is adequate to cover estimated losses inherent in the portfolio. However, if the economic forecast worsens relative to the assumptions we utilized, our allowance for credit losses will increase accordingly in future periods.

Noninterest Income. Total noninterest income was $11.31 million for the three months ended June 30, 2021, compared to $13.70 million for the three months ended June 30, 2020. The decrease of $2.39 million was impacted by a decrease in mortgage banking, net of $1.35 million. In addition, the prior period included a gain on sale of available-for-sale securities of $1.07 million and there was no sale activity in the current period. Mortgage banking, net includes net gain on sale of mortgage loans which increased $2.56 million compared to the same period in the prior year. During the three months ended June 30, 2021, $292.09 million residential mortgage loans were sold compared to $222.23 million in the same period in the prior year. Mortgage banking, net also includes the impact of changes fair value of loans held-for-sale and derivatives. The net change in fair value of loans held-for-sale and derivatives was a loss of $513,000 for the three months ended June 30, 2021 compared to a gain of $3.70 million for the same period in the prior year.

Noninterest Expense. Noninterest expense was $19.04 million for the three months ended June 30, 2021 compared to $15.13 million for the three months ended June 30, 2020. The increase of $3.91 million or 25.8% is largely due to increased salaries and employee benefits expense of $3.48 million. The increase in salaries expense is due in part to higher commission-based compensation related to mortgage loan growth, as well as overall increased staff levels. Mortgage compensation and benefits increased $2.86 million for the three months ended June 30, 2021 compared to the same period in the prior year.

Provision for Income Taxes. Provision for income taxes was $893,000 for the three months ended June 30, 2021, compared to $2.03 million for the three months ended June 30, 2020 due to decreased income before provision for income taxes. The effective tax rate for the three months ended June 30, 2021 was 25.0% compared to 26.1% for the three months ended June 30, 2020.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended June 30, 2021 and 2020

Net Income. Eagle’s net income for the six months ended June 30, 2021 was $7.95 million compared to $9.66 million for the six months ended June 30, 2020. The decrease of $1.71 million was impacted by an increase in noninterest expense of $8.27 million. This increase was largely offset by an increase in net interest income after loan loss provision of $3.14 million, an increase in noninterest income of $2.70 million and decrease in provision for income taxes of $714,000. Basic and diluted earnings per share were both $1.17 for the current period. Basic earnings per share was $1.42 and diluted earnings per share was $1.41 for the prior period.

Net Interest Income. Net interest income increased to $22.46 million for the six months ended June 30, 2021, from $20.90 million for the same period in the prior year. The increase of $1.56 million, or 7.5%, was the result of a decrease in interest expense of $2.20 million, partially offset by a decrease in interest and dividend income of $638,000.

Interest and Dividend Income. Interest and dividend income was $24.13 million for the six months ended June 30, 2021, compared to $24.76 million for the six months ended June 30, 2020, a decrease of $638,000, or 2.5%. Interest and fees on loansdecreased to $22.04 million for the six months ended June 30, 2021 from $22.49 million for the six months ended June 30, 2020. This slight decrease of $451,000, or 2.0%, was due to a decrease in the average yield of loans, largely offset by an increase in the average balance of loans. The average interest rate earned on loans receivable decreased by 31 basis points, from 5.28% to 4.97%. Interest accretion on purchased loans was $314,000 for the six months ended June 30, 2021 which resulted in a 5 basis point increase in net interest margin compared to $914,000 for the six months ended June 30, 2020 which resulted in a 17 basis point increase in net interest margin. Average balances for loans receivable, including loans held-for-sale, for the six months ended June 30, 2021 were $894.84 million, compared to $853.90 million for the prior year period. This represents an increase of $40.94 million, or 4.8% and was impacted by organic growth and PPP funding. Interest on investment securities available-for-saledecreased by $84,000, or 4.2% period over period. Average interest rates earned on investments decreased to 2.08% for the six months ended June 30, 2021 from 2.32% for the six months ended June 30, 2020. However, average balances for investments increased to $183.65 million for the six months ended June 30, 2021, from $170.71 million for the six months ended June 30, 2020. Investments have increased in the current period due to excess liquidity.

Interest Expense. Total interest expense was $1.66 million for the six months ended June 30, 2021 compared to $3.86 million for the six months ended June 30, 2020. The decrease of $2.20 million or 57.0% was due to a decrease of $1.51 million in interest expense on deposits and a net decrease of $686,000 in interest expense on total borrowings. The overall average rate on total deposits was 0.14% for the six months ended June 30, 2021 compared to 0.50% for the six months ended June 30, 2020. However, the average balance for total deposits was $1.09 billion for six months ended June 30, 2021 compared to $911.04 million for the six months ended June 30, 2020. This increase was impacted by PPP funding and economic stimulus. The average balance for total borrowings decreased from $119.58 million for the six months ended June 30, 2020 to $42.04 million for the six months ended June 30, 2021. However, the average rate paid on total borrowings increased from 2.65% for the six months ended June 30, 2020, to 4.29% for the six months ended June 30, 2021. The increase in the average rate paid is due to the change in the mix of the outstanding borrowings.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending we conduct and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. Using this methodology, the Bank recorded $321,000 in loan loss provisions for the six months ended June 30, 2021. Management made the decision that due to the strength of the local economy, in conjunction with loan activity, no additional loan loss provision was necessary in the six months ended June 30, 2021 when considering the COVID-19 pandemic. Loan loss provisions were $1.90 million for the six months ended June 30, 2020, which included $997,000 related to the potential impact of Covid-19. Management believes the level of total allowances is adequate to cover estimated losses inherent in the portfolio. However, if the economic forecast worsens relative to the assumptions we utilized in June our allowance for credit losses will increase accordingly in future periods. Total nonperforming loans, including restructured loans, net, was $8.78 million at June 30, 2021 compared to $8.47 million at December 31, 2020. The Bank had $6,000 in other real estate owned and other repossessed assets at June 30, 2021 compared to $25,000 at December 31, 2020.

Noninterest Income. Total noninterest income was $24.70 million for the six months ended June 30, 2021, compared to $22.00 million for the six months ended June 30, 2020. The increase of $2.70 million is largely due to an increase in mortgage banking, net of $3.41 million for the six months ended June 30, 2021. Mortgage banking, net includes net gain on sale of mortgage loans which increased $11.43 million compared to the same period in the prior year. During the six months ended June 30, 2021, $552.58 million residential mortgage loans were sold compared to $354.35 million in the same period in the prior year. In addition, gross margin on sale of mortgage loans for the six months ended June 30, 2021 was 4.48% compared to 3.76% for the six months ended June 30, 2020. Mortgage banking, net also includes the impact of changes fair value of loans held-for-sale and derivatives. The net change in fair value of loans held-for-sale and derivatives was a loss of $2.97 million for the six months ended June 30, 2021 compared to a gain of $5.08 million for the same period in the prior year. The prior period also included a gain on sale of available-for-sale securities of $1.07 million and there was no sale activity in the current period.

Noninterest Expense. Noninterest expense was $36.25 million for the six months ended June 30, 2021 compared to $27.98 million for the six months ended June 30, 2020. The increase of  $8.27 million or 29.6% was largely driven by increased salaries and employee benefits expense of $7.88 million. The increase in salaries expense is due in part to higher commission-based compensation related to mortgage loan growth, as well as overall increased staff levels. Mortgage compensation and benefits increased $6.49 million for the six months ended June 30, 2021 compared to the same period in the prior year.

Provision for Income Taxes. Provision for income taxes was $2.65 million for the six months ended June 30, 2021, compared to $3.36 million for the six months ended June 30, 2020 due to decreased income before provision for income taxes. The effective tax rate for the six months ended June 30, 2021 was 25.0% compared to 25.8% for the six months ended June 30, 2020.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity

The Bank is required to maintain minimum levels of liquid assets as defined by the Montana Division of Banking and FRB regulations. The liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of June 30, 2021 and December 31, 2020.

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

Through the six months ended June 30, 2021, liquidity levels remained strong, as a result of PPP loan payoffs and deposit growth. A portion of the excess funds was deployed into investment securities.

Capital Resources

As of June 30, 2021, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 25.0% compared to an increase of 15.0% at December 31, 2020. The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

The Bank’s regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed "well capitalized" pursuant to State of Montana and FRB rules as of June 30, 2021. The Bank's Tier I leverage ratio decreased slightly from 11.72% as of December 31, 2020 to 11.40% as of June 30, 2021, compared to a regulatory requirement of 4.00%. The Bank’s total capital, Tier 1 capital and common equity Tier 1 capital leverage ratios were 16.18%, 14.97% and 14.97%, respectively, compared to regulatory requirements of 10.50%, 8.50% and 7.00%, respectively. All of these ratios with the exception of the Tier 1 leverage ratio include the capital conservation buffer of 2.50%. The Bank’s capital position helps to mitigate its interest rate risk exposure.

	June 30, 2021
	(Unaudited)
	Dollar	% of
	Amount	Assets
	(Dollars in Thousands)
Total risk-based capital to risk weighted assets:
Actual capital level	$159,868	16.18%
Minimum required for capital adequacy purposes	103,757	10.50
Excess capital	$56,111	5.68%

Tier I capital to risk weighted assets:
Actual capital level	$147,968	14.97%
Minimum required for capital adequacy purposes	83,994	8.50
Excess capital	$63,974	6.47%

Common equity tier I capital to risk weighted assets:
Actual capital level	$147,968	14.97%
Minimum required for capital adequacy purposes	69,171	7.00
Excess capital	$78,797	7.97%

Tier I capital to adjusted total average assets:
Actual capital level	$147,968	11.40%
Minimum required for capital adequacy purposes	51,904	4.00
Excess capital	$96,064	7.40%

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

The following table includes the Bank’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of June 30, 2021		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	8.00%	12.30%	-15.00%
-100	-3.10%	-7.50%	-10.00%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item has been omitted based on Eagle’s status as a smaller reporting company.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of June 30, 2021, our disclosure controls and procedures were effective. During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company's purchase of its common stock for the three months ended June 30, 2021.

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs

April 1, 2021 through April 30, 2021	-	$-	-	-

May 1, 2021 through May 31, 2021	-	-	-	-

June 1, 2021 through June 30, 2021	250,000	25.12	250,000	-

Total	250,000	$25.12	250,000

Unregistered Sale of Securities

The Company sold 251,256 shares of common stock to the Employee Stock Ownership Plan at a price of $23.88 per share on June 23, 2021 pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Exchange Act of 1934, as amended. The shares were purchased from Eagle by the ESOP in exchange for a loan totaling $6.00 million. The loan has a ten-year term and bears interest at 3.00%.

Tender Offer

On May 20, 2021, the Company's Board of Directors (the "Board") authorized a modified "Dutch auction" tender offer (the "Tender Offer") to purchase up to $6.00 million of its shares of common stock, at a price not greater than $26.25 per share nor less than $24.00 per share. The Tender Offer expired on June 22, 2021. The Company accepted for purchase 250,000 shares of its common stock at a price of $24.00 per share on June 23, 2021. The aggregate purchase price for the shares purchased in the Tender Offer was approximately $6.28 million, including fees and expenses related to the Tender Offer. Therefore, the total price including fees and expenses was $25.12 per share.

Stock Repurchase Program

On July 22, 2021, Eagle's Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. The plan expires on July 22, 2022.

On July 23, 2020, Eagle's Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchased its shares and the timing of such repurchases depended upon market conditions and other corporate considerations. During the third quarter of 2020, 41,337 shares were purchased under this plan at an average price of $15.75 per share. However, no shares were purchased during the fourth quarter of 2020 or the first and second quarters of 2021. The plan expired on July 23, 2021.

On July 18, 2019, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchased its shares and the timing of such repurchases depended upon market conditions and other corporate considerations. No shares were purchased under this plan during the year ended December 31, 2019 or the first quarter of 2020. However, during the second quarter of 2020, 1,281 shares were purchased at an average price of $16.95 per share. In addition, during the third quarter of 2020, 20,158 shares were purchased at an average price of $15.60 per share. The plan expired on July 18, 2020.

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

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)(1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document(1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP MONTANA, INC.

Date: August 5, 2021	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: August 5, 2021	By:	/s/ Laura F. Clark
Laura F. Clark
Executive Vice President/CFO/COO