Form 10-Q
period 2021-09-30
Eagle Bancorp Montana, Inc.
filed 2021-11-04
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021

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

●

the effect of acquisitions we may make, if any, including, without limitation, the failure to achieve expected revenue growth and/or expense savings from such acquisitions, including our proposed acquisition of First Community Bancorp, Inc.;

●

risks related to the integration of any businesses we have acquired or expect to acquire, including exposure to potential asset quality and credit quality risks and unknown or contingent liabilities, the time and costs associated with integrating systems, technology platforms, procedures and personnel, including our proposed acquisition of First Community Bancorp, Inc.;

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS:
Cash and due from banks	$16,320	$14,455
Interest-bearing deposits in banks	71,609	47,733
Federal funds sold	7,011	7,614
Total cash and cash equivalents	94,940	69,802

Securities available-for-sale	240,033	162,946
Federal Home Loan Bank ("FHLB") stock	1,702	2,060
Federal Reserve Bank ("FRB") stock	2,974	2,974
Mortgage loans held-for-sale, at fair value	42,059	54,615
Loans receivable, net of allowance for loan losses of $12,200 at September 30, 2021 and $11,600 at December 31, 2020	872,705	829,503
Accrued interest and dividends receivable	6,218	5,765
Mortgage servicing rights, net	12,941	10,105
Premises and equipment, net	66,537	58,762
Cash surrender value of life insurance, net	36,265	27,753
Goodwill	20,798	20,798
Core deposit intangible, net	1,919	2,343
Other assets	7,832	10,208

Total assets	$1,406,923	$1,257,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	September 30,	December 31,
	2021	2020
LIABILITIES:
Deposit accounts:
Noninterest-bearing	$367,127	$318,389
Interest-bearing	827,422	714,694
Total deposits	1,194,549	1,033,083

Accrued expenses and other liabilities	19,745	24,295
Deferred tax liability, net	1,256	457
FHLB advances and other borrowings	5,000	17,070
Other long-term debt:
Principal amount	30,155	30,155
Unamortized debt issuance costs	(305)	(364)
Total other long-term debt, net	29,850	29,791

Total liabilities	1,250,400	1,104,696

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 20,000,000 shares authorized; 7,110,833 shares issued; 6,776,703 and 6,775,447 shares outstanding at September 30, 2021, and December 31, 2020, respectively)	71	71
Additional paid-in capital	80,957	77,602
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(5,883)	(145)
Treasury stock, at cost (334,130 and 335,386 shares at September 30, 2021 and December 31, 2020, respectively)	(7,631)	(4,423)
Retained earnings	84,505	73,982
Accumulated other comprehensive income, net of tax	4,504	5,851
Total shareholders' equity	156,523	152,938

Total liabilities and shareholders' equity	$1,406,923	$1,257,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$11,619	$11,340	$33,660	$33,832
Securities available-for-sale	1,094	874	2,989	2,853
FHLB and FRB dividends	62	95	194	284
Other interest income	32	30	90	134
Total interest and dividend income	12,807	12,339	36,933	37,103

INTEREST EXPENSE:
Deposits	350	779	1,118	3,063
FHLB advances and other borrowings	37	261	152	1,066
Other long-term debt	389	521	1,168	1,296
Total interest expense	776	1,561	2,438	5,425

NET INTEREST INCOME	12,031	10,778	34,495	31,678

Loan loss provision	255	854	576	2,751

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	11,776	9,924	33,919	28,927

NONINTEREST INCOME:
Service charges on deposit accounts	318	282	884	814
Mortgage banking, net	11,665	13,305	33,360	31,596
Interchange and ATM fees	570	407	1,489	1,123
Appreciation in cash surrender value of life insurance	181	160	512	480
Net gain on sale of available-for-sale securities	11	-	11	1,068
Other noninterest income	608	817	1,798	1,892
Total noninterest income	13,353	14,971	38,054	36,973

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
NONINTEREST EXPENSE:
Salaries and employee benefits	$12,262	$11,325	$37,093	$28,274
Occupancy and equipment expense	1,665	1,280	4,746	3,677
Data processing	1,171	1,168	3,666	3,507
Advertising	326	208	850	624
Amortization of core deposit intangible	144	165	431	495
Loan costs	654	566	2,126	1,211
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	81	75	243	147
Postage	93	76	302	260
Professional and examination fees	790	389	1,400	1,081
Acquisition costs	35	-	35	157
Other noninterest expense	1,579	1,093	4,158	4,893
Total noninterest expense	18,800	16,345	55,050	44,326

INCOME BEFORE PROVISION FOR INCOME TAXES	6,329	8,550	16,923	21,574

Provision for income taxes	1,583	2,170	4,231	5,532

NET INCOME	$4,746	$6,380	$12,692	$16,042

BASIC EARNINGS PER SHARE	$0.73	$0.94	$1.90	$2.36

DILUTED EARNINGS PER SHARE	$0.73	$0.94	$1.89	$2.35

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

NET INCOME	$4,746	$6,380	$12,692	$16,042

OTHER ITEMS OF COMPREHENSIVE (LOSS) INCOME BEFORE TAX:
Change in fair value of securities available-for-sale	(578)	1,263	(1,818)	6,074
Reclassification for net realized gains on investment securities available-for-sale	(11)	-	(11)	(1,068)
Total other comprehensive (loss) income	(589)	1,263	(1,829)	5,006

Income tax benefit (provision) related to securities available-for-sale	155	(332)	482	(1,318)

COMPREHENSIVE INCOME	$4,312	$7,311	$11,345	$19,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three and Nine Months Ended September 30, 2021 and 2020

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME (LOSS)	TOTAL

Balance at July 1, 2021	$-	$71	$80,820	$(6,061)	$(7,631)	$80,607	$4,938	$152,744
Net income	-	-	-	-	-	4,746	-	4,746
Other comprehensive loss	-	-	-	-	-	-	(434)	(434)
Dividends paid ($0.1250 per share)	-	-	-	-	-	(848)	-	(848)
Stock compensation expense	-	-	90	-	-	-	-	90
ESOP shares allocated (9,831 shares)	-	-	47	178	-	-	-	225
Balance at September 30, 2021	$-	$71	$80,957	$(5,883)	$(7,631)	$84,505	$4,504	$156,523

Balance at July 1, 2020	$-	$71	$77,506	$(227)	$(3,664)	$63,757	$4,086	$141,529
Net income	-	-	-	-	-	6,380	-	6,380
Other comprehensive income	-	-	-	-	-	-	931	931
Dividends paid ($0.0975 per share)	-	-	-	-	-	(659)	-	(659)
Stock compensation expense	-	-	78	-	-	-	-	78
ESOP shares allocated (4,154 shares)	-	-	28	42	-	-	-	70
Treasury stock purchased (61,495 shares at $15.70 average cost per share)	-	-	-	-	(966)	-	-	(966)
Balance at September 30, 2020	$-	$71	$77,612	$(185)	$(4,630)	$69,478	$5,017	$147,363

Balance at January 1, 2021	$-	$71	$77,602	$(145)	$(4,423)	$73,982	$5,851	$152,938
Net income	-	-	-	-	-	12,692	-	12,692
Other comprehensive loss	-	-	-	-	-	-	(1,347)	(1,347)
Dividends paid ($0.3200 per share)	-	-	-	-	-	(2,169)	-	(2,169)
Stock compensation expense	-	-	270	-	-	-	-	270
ESOP shares allocated (18,139 shares)	-	-	156	262	-	-	-	418
Treasury stock purchased through tender offer (250,000 shares at $25.12 average cost per share)	-	-	-	-	(6,279)	-	-	(6,279)
Sale of shares to ESOP (251,256 shares at $23.88 average price per share)	-	-	2,929	(6,000)	3,071	-	-	-
Balance at September 30, 2021	$-	$71	$80,957	$(5,883)	$(7,631)	$84,505	$4,504	$156,523

Balance at January 1, 2020	$-	$67	$68,826	$(311)	$(3,643)	$55,391	$1,329	$121,659
Net income	-	-	-	-	-	16,042	-	16,042
Other comprehensive income	-	-	-	-	-	-	3,688	3,688
Dividends paid ($0.2875 per share)	-	-	-	-	-	(1,955)	-	(1,955)
Stock issued in connection with Western Holding Company of Wolf Point acquisition	-	4	8,463	-	-	-	-	8,467
Stock compensation expense	-	-	226	-	-	-	-	226
ESOP shares allocated (12,462 shares)	-	-	97	126	-	-	-	223
Treasury stock purchased (62,776 shares at $15.73 average cost per share)	-	-	-	-	(987)	-	-	(987)
Balance at September 30, 2020	$-	$71	$77,612	$(185)	$(4,630)	$69,478	$5,017	$147,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,692	$16,042
Adjustments to reconcile net income to net cash provided by operating activities:
Loan loss provision	576	2,751
(Recovery) impairment of servicing rights	(702)	878
Depreciation	2,137	1,813
Net amortization of investment securities premiums and discounts	874	749
Amortization of mortgage servicing rights	2,881	2,476
Amortization of right-of-use assets	457	347
Amortization of core deposit intangible	431	495
Compensation expense related to restricted stock awards	270	226
ESOP compensation expense for allocated shares	418	223
Deferred income tax provision	1,281	22
Net gain on sale of loans	(36,261)	(24,432)
Originations of loans held-for-sale	(814,854)	(636,767)
Proceeds from sales of loans held-for-sale	863,671	645,327
Net gain on sale of available-for-sale securities	(11)	(1,068)
Net loss on sale of real estate owned and other repossessed assets	-	9
Net gain on sale/disposal of premises and equipment	(70)	(4)
Net appreciation in cash surrender value of life insurance	(512)	(480)
Net change in:
Accrued interest and dividends receivable	(453)	(1,030)
Other assets	1,707	(7,807)
Accrued expenses and other liabilities	(1,710)	3,936
Net cash provided by operating activities	32,822	3,706

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	3,910	18,149
Maturities, principal payments and calls	8,906	32,553
Purchases	(95,762)	(40,145)
FHLB stock redeemed	358	2,081
FRB stock purchased	-	(373)
Net cash received from acquisitions	-	5,044
Loan origination and principal collection, net	(48,901)	(30,040)
Purchases of bank owned life insurance	(8,000)	(845)
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	16	28
Proceeds from sale of premises and equipment	1,379	13
Purchases of premises and equipment, net	(10,538)	(15,693)
Net cash used in investing activities	(148,632)	(29,228)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$161,466	$102,765
Net short-term advances from FRB Payroll Protection Program Loan Funding facility	-	23,786
Net short-term payments to FHLB and other borrowings	-	(27,000)
Long-term advances from FHLB and other borrowings	-	10,000
Payments on long-term FHLB and other borrowings	(12,070)	(37,859)
Proceeds from issuance of subordinated debentures	-	15,000
Repayment of subordinated debentures	-	(10,000)
Payments for debt issuance costs	-	(335)
Purchase of treasury stock	(6,279)	(987)
Dividends paid	(2,169)	(1,955)
Net cash provided by financing activities	140,948	73,415

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,138	47,893

CASH AND CASH EQUIVALENTS, beginning of period	69,802	24,918

CASH AND CASH EQUIVALENTS, end of period	$94,940	$72,811

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,052	$5,652
Cash paid during the period for income taxes	3,940	5,200

NONCASH INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in fair value of securities available-for-sale	$(1,829)	$5,006
Mortgage servicing rights recognized	5,015	4,133
Right-of-use assets obtained in exchange for lease liabilities	1,140	104
Loans transferred to real estate and other assets acquired in foreclosure	108	37
Stock issued in connection with acquisitions	-	8,467
Sale of shares from Eagle to ESOP in exchange for loan	6,000	-

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

Recent Events

During 2021, the Bank established a subsidiary, Opportunity Housing Fund, LLC (“OHF”), to invest in Low-Income Housing Tax Credit (“LIHTC”) projects. OHF is owned 100% by OBMT. The LIHTC program is designed to encourage capital investment in construction and rehabilitation of low-income housing. Tax credits are allowable over a 10-year period. During the three months ended September 30, 2021, OHF made initial investments in two LIHTC projects. The Company has elected to apply the proportional amortization method of accounting for investments in LIHTC projects. The proportional amortization method allows the investor to amortize the cost of the investment in proportion to the tax credits and the amortization is recognized as a component of income tax expense. Investments in LIHTC projects are included in other assets on the statement of financial condition and totaled $935,000 as of September 30, 2021.

The Company completed a modified "Dutch auction" tender offer (the "Tender Offer") in June 2021. The Company accepted for purchase 250,000 shares of its common stock at a price of $24.00 per share. The aggregate purchase price for the shares purchased in the Tender Offer was approximately $6,279,000, including fees and expenses related to the Tender Offer. Therefore, the total price including fees and expenses was $25.12 per share.

The Company sold 251,256 shares of common stock to the Employee Stock Ownership Plan ("ESOP") at a price of $23.88 per share in  June 2021. The shares were purchased from Eagle by the ESOP in exchange for a loan totaling $6,000,000. The loan has a ten-year term and bears interest at 3.00%. The shares held by the ESOP will be used for allocations to employees of the Company over a ten-year period.

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

The results of operations for the nine-month period ended  September 30, 2021 are not necessarily indicative of the results to be expected for the year ending  December 31, 2021 or any other period. In preparing condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights, the fair value of financial instruments, the valuation of goodwill and deferred tax assets and liabilities.

Principles of Consolidation

The condensed consolidated financial statements include Eagle, the Bank, OHF, Eagle Bancorp Statutory Trust I (the “Trust”) and WFS. All significant intercompany transactions and balances have been eliminated in consolidation.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Reclassifications

Certain prior period amounts were reclassified to conform to the presentation for 2021. These reclassifications had no impact on net income or shareholders’ equity.

Subsequent Events

The Company has evaluated events and transactions subsequent to  September 30, 2021 for recognition and/or disclosure.

On October 1, 2021, Eagle announced that it had reached an agreement to acquire First Community Bancorp, Inc., a Montana corporation (“FCB”) and its wholly-owned subsidiary, First Community Bank, a Montana chartered commercial bank. The agreement provides that, upon the terms and subject to the conditions set forth in the agreement, FCB will merge with and into Eagle, with Eagle continuing as the surviving corporation. The transaction is subject to the approvals of bank regulatory agencies, the shareholders of Eagle and FCB and other customary closing conditions. The acquisition is expected to close during the fourth quarter of 2021.

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

The total accretable discount on WHC acquired loans was $1,166,000 as of January 1, 2020. During the year ended December 31, 2020, accretion of the loan discount was $560,000. During the three and nine months ended September 30, 2021, accretion of the loan discount was $42,000 and $149,000, respectively.  The remaining accretable loan discount was $457,000 as of September 30, 2021. One impaired loan was acquired through the WHC acquisition with an insignificant balance as of January 1, 2020.

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

Direct costs related to the acquisition were expensed as incurred. There were no acquisition costs recorded related to the WHC acquisition during the three and nine months ended September 30, 2021. The Company recorded acquisition costs related to WHC of $157,000 during the year ended  December 31, 2020. Acquisition costs included professional fees and data processing expenses incurred related to the acquisitions.

Operations of acquired entities have been included in the condensed consolidated financial statements since date of acquisition. The Company does not consider them as separate reporting segments and does not track the amount of revenues and net income attributable since acquisition. As such, it is impracticable to determine such amounts for the period from acquisition date through September 30, 2021. The accompanying condensed consolidated statements of income include the results of operations of WHC since the January 1, 2020 acquisition date.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. INVESTMENT SECURITIES

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	September 30, 2021				December 31, 2020
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(In Thousands)
Available-for-Sale:
U.S. government obligations	$1,748	$20	$-	$1,768	$2,214	$31	$-	$2,245
U.S. treasury obligations	33,148	615	(12)	33,751	5,153	504	-	5,657
Municipal obligations	113,975	5,000	(114)	118,861	92,914	6,175	(1)	99,088
Corporate obligations	10,558	158	-	10,716	10,579	91	(7)	10,663
Mortgage-backed securities	15,585	165	(50)	15,700	7,513	161	(5)	7,669
Collateralized mortgage obligations	53,117	602	(397)	53,322	30,339	852	(2)	31,189
Asset-backed securities	5,790	125	-	5,915	6,293	142	-	6,435
Total	$233,921	$6,685	$(573)	$240,033	$155,005	$7,956	$(15)	$162,946

Proceeds from sale of available-for-sale securities and the associated gross realized gains and losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In Thousands)

Proceeds from sale of available-for-sale securities	$3,910	$-	$3,910	$18,149

Gross realized gain on sale of available-for-sale securities	11	$-	11	1,068
Gross realized loss on sale of available-for-sale securities	-	-	-	-
Net realized gain on sale of available-for-sale securities	$11	$-	$11	$1,068

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2021
	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$3,308	$3,329
Due from one to five years	13,623	14,102
Due from five to ten years	47,815	48,703
Due after ten years	100,473	104,877
	165,219	171,011
Mortgage-backed securities	15,585	15,700
Collateralized mortgage obligations	53,117	53,322
Total	$233,921	$240,033

As of  September 30, 2021 and December 31, 2020, securities with a fair value of $22,259,000 and $19,716,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	September 30, 2021
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. treasury obligations	$10,533	$(12)	$-	$-
Municipal obligations	8,962	(114)	-	-
Corporate obligations	-	-	-	-
Mortgage-backed securities and collateralized mortgage obligations	33,706	(439)	1,413	(8)
Total	$53,201	$(565)	$1,413	$(8)

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

Unrealized losses associated with investments are believed to be caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Based on the Company's evaluation of these securities, no other-than-temporary impairment was recorded for the nine months ended September 30, 2021 or the year ended December 31, 2020. As of  September 30, 2021 and December 31, 2020, there were, respectively, 25 and 8 securities in unrealized loss positions that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

NOTE 4. LOANS RECEIVABLE

Loans receivable consisted of the following:

	September 30,	December 31,
	2021	2020
	(In Thousands)
Real estate loans:
Residential 1-4 family	$142,921	$157,092
Commercial real estate	522,953	447,867

Other loans:
Home equity	52,990	56,563
Consumer	18,940	20,168
Commercial	149,199	161,451

Total	887,003	843,141

Deferred loan fees, net	(2,098)	(2,038)
Allowance for loan losses	(12,200)	(11,600)
Total loans, net	$872,705	$829,503

Within the commercial real estate loan category above, $10,459,000 and $11,084,000 was guaranteed by the United States Department of Agriculture Rural Development at  September 30, 2021 and  December 31, 2020, respectively. Also within the loan categories above, $5,644,000 and $6,533,000 was guaranteed by the United States Department of Agriculture Farm Service Agency at  September 30, 2021 and  December 31, 2020, respectively. In addition, within the commercial loan category above, $8,464,000 and $29,581,000 was guaranteed by the Small Business Administration ("SBA") under their Payroll Protection Program ("PPP") at  September 30, 2021 and December 31, 2020, respectively. Deferred loan fees, net includes $605,000 and $613,000 of remaining deferred fees related to the PPP at September 30, 2021 and  December 31, 2020, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

Allowance for loan losses activity was as follows:

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balance, July 1, 2021	$1,544	$7,127	$522	$363	$2,344	$11,900
Charge-offs	-	-	-	(4)	-	(4)
Recoveries	-	6	-	1	42	49
Provision	26	155	8	3	63	255
Ending balance, September 30, 2021	$1,570	$7,288	$530	$363	$2,449	$12,200

Allowance for loan losses:
Beginning balance, January 1, 2021	$1,506	$6,951	$515	$364	$2,264	$11,600
Charge-offs	-	(35)	-	(14)	(6)	(55)
Recoveries	-	15	-	7	57	79
Provision	64	357	15	6	134	576
Ending balance, September 30, 2021	$1,570	$7,288	$530	$363	$2,449	$12,200

Ending balance, September 30, 2021 allocated to loans individually evaluated for impairment	$199	$-	$-	$-	$109	$308

Ending balance, September 30, 2021 allocated to loans collectively evaluated for impairment	$1,371	$7,288	$530	$363	$2,340	$11,892

Loans receivable:
Ending balance, September 30, 2021	$142,921	$522,953	$52,990	$18,940	$149,199	$887,003

Ending balance, September 30, 2021 of loans individually evaluated for impairment	$1,122	$4,341	$121	$78	$2,111	$7,773

Ending balance, September 30, 2021 of loans collectively evaluated for impairment	$141,799	$518,612	$52,869	$18,862	$147,088	$879,230

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, July 1, 2020	$1,369	$6,096	$491	$371	$2,173	$10,500
Charge-offs	-	-	-	(14)	(67)	(81)
Recoveries	-	2	-	2	23	27
Provision	92	623	13	9	117	854
Ending balance, September 30, 2020	$1,461	$6,721	$504	$368	$2,246	$11,300

Allowance for loan losses:
Beginning balance, January 1, 2020	$1,301	$4,826	$477	$284	$1,712	$8,600
Charge-offs	-	(18)	-	(25)	(85)	(128)
Recoveries	-	10	-	13	54	77
Provision	160	1,903	27	96	565	2,751
Ending balance, September 30, 2020	$1,461	$6,721	$504	$368	$2,246	$11,300

Ending balance, September 30, 2020 allocated to loans individually evaluated for impairment	$296	$-	$-	$-	$-	$296

Ending balance, September 30, 2020 allocated to loans collectively evaluated for impairment	$1,165	$6,721	$504	$368	$2,246	$11,004

Loans receivable:
Ending balance, September 30, 2020	$152,835	$432,473	$61,460	$20,694	$183,611	$851,073

Ending balance, September 30, 2020 of loans individually evaluated for impairment	$1,128	$3,998	$115	$163	$2,118	$7,522

Ending balance, September 30, 2020 of loans collectively evaluated for impairment	$151,707	$428,475	$61,345	$20,531	$181,493	$843,551

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

Internal classification of the loan portfolio was as follows:

	September 30, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$98,560	$219	$469	$199	$-	$99,447
Residential 1-4 family construction	43,137	-	337	-	-	43,474
Commercial real estate	374,699	3,200	2,172	-	-	380,071
Commercial construction and development	78,058	-	-	-	-	78,058
Farmland	62,410	276	2,091	47	-	64,824
Other loans:
Home equity	52,559	264	167	-	-	52,990
Consumer	18,861	-	79	-	-	18,940
Commercial	94,057	954	543	-	-	95,554
Agricultural	51,691	387	1,512	55	-	53,645
Total	$874,032	$5,300	$7,370	$301	$-	$887,003

	December 31, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$109,746	$-	$857	199	$-	$110,802
Residential 1-4 family construction	45,953	-	337	-	-	46,290
Commercial real estate	311,756	2,568	2,344	-	-	316,668
Commercial construction and development	65,231	14	36	-	-	65,281
Farmland	63,565	136	2,164	53	-	65,918
Other loans:
Home equity	56,177	274	112	-	-	56,563
Consumer	20,017	-	151	-	-	20,168
Commercial	107,810	829	570	-	-	109,209
Agricultural	50,371	355	1,395	121	-	52,242
Total	$830,626	$4,176	$7,966	$373	$-	$843,141

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

The following tables include information regarding delinquencies within the loan portfolio.

	September 30, 2021
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Nonaccrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$2	$-	$2	$785	$98,660	$99,447
Residential 1-4 family construction	-	-	-	337	43,137	43,474
Commercial real estate	241	-	241	507	379,323	380,071
Commercial construction and development	-	-	-	-	78,058	78,058
Farmland	38	-	38	2,273	62,513	64,824
Other loans:
Home equity	-	-	-	121	52,869	52,990
Consumer	67	-	67	78	18,795	18,940
Commercial	31	34	65	534	94,955	95,554
Agricultural	-	-	-	1,498	52,147	53,645
Total	$379	$34	$413	$6,133	$880,457	$887,003

	December 31, 2020
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Nonaccrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$693	$34	$727	$684	$109,391	$110,802
Residential 1-4 family construction	853	170	1,023	337	44,930	46,290
Commercial real estate	274	-	274	631	315,763	316,668
Commercial construction and development	-	-	-	36	65,245	65,281
Farmland	179	-	179	2,245	63,494	65,918
Other loans:
Home equity	53	-	53	111	56,399	56,563
Consumer	72	-	72	151	19,945	20,168
Commercial	553	6	559	537	108,113	109,209
Agricultural	71	182	253	1,542	50,447	52,242
Total	$2,748	$392	$3,140	$6,274	$833,727	$843,141

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

The following tables include information regarding impaired loans.

	September 30, 2021
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
Real estate loans:
Residential 1-4 family	$785	$867	$199
Residential 1-4 family construction	337	387	-
Commercial real estate	2,068	2,116	-
Commercial construction and development	-	-	-
Farmland	2,273	2,333	-
Other loans:
Home equity	121	150	-
Consumer	78	87	-
Commercial	534	658	-
Agricultural	1,577	2,162	109
Total	$7,773	$8,760	$308

	December 31, 2020
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
Real estate loans:
Residential 1-4 family	$1,204	$1,267	$296
Residential 1-4 family construction	337	387	-
Commercial real estate	2,264	2,328	-
Commercial construction and development	50	50	-
Farmland	2,245	2,262	-
Other loans:
Home equity	111	136	-
Consumer	151	171	-
Commercial	537	664	-
Agricultural	1,702	2,268	54
Total	$8,601	$9,533	$350

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	Average Recorded Investment		Average Recorded Investment
	(In Thousands)		(In Thousands)
Real estate loans:
Residential 1-4 family	$715	$860	$994	$704
Residential 1-4 family construction	337	337	337	337
Commercial real estate	2,239	2,561	2,166	1,565
Commercial construction and development	-	54	25	32
Farmland	2,125	1,345	2,259	956
Other loans:
Home equity	126	153	116	107
Consumer	78	181	114	160
Commercial	536	731	536	746
Agricultural	1,366	1,470	1,640	975
Total	$7,522	$7,692	$8,187	$5,582

Interest income recognized on impaired loans for the three and nine months ended September 30, 2021 and 2020 is considered insignificant. Interest payments received on a cash basis related to impaired loans were $407,000 and $327,000 for  September 30, 2021 and December 31, 2020, respectively.

As of  September 30, 2021 and December 31, 2020, there were troubled debt restructured (“TDR”) loans of $2,116,000 and $1,824,000, respectively.

During the three months ended September 30, 2021, there were two new TDR loans. The recorded investments for both farmland loans at the time of restructure were $391,000 and $70,000. No charge-offs were incurred and the loans are on nonaccrual status. During the nine months ended  September 30, 2021 there were three new TDR loans. The recorded investments for the two farmland loans at time of restructure as stated above were $391,000 and $70,000. The recorded investment for the commercial real estate loan at time of restructure during the first quarter of 2021 was $115,000. The commercial real estate loan was paid off during the three months ended September 30, 2021.

During the three months ended September 30, 2020, there were no new TDR loans. During the nine months ended  September 30, 2020, there were three new TDR loans. The recorded investments at the time of restructure were $94,000 for a commercial construction and development loan, $1,633,000 for a commercial real estate loan, and $160,000 for an agricultural loan. The commercial construction and development loan was paid off during the nine months ended September 30, 2021. No charge-offs were incurred for the remaining loans and they are on accrual status. The recorded investments for the remaining loans at   September 30, 2021 were $1,561,000 and $79,000, respectively.

There were no loans modified as TDRs that defaulted during the three and nine months ended  September 30, 2021 where the default occurred within 12 months of restructuring. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of September 30, 2021, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in TDRs.

The Company has offered borrowers accommodations due to the impact from COVID-19, including 90-day deferrals, interest only payments and forbearances, which are not considered TDRs as they met the criteria established in the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). In addition, the Montana Board of Investments ("MBOI") offered 12-months of interest payment assistance to qualified borrowers. As of September 30, 2021, remaining loan modifications for five nonresidential borrowers represented $98,000 in loans. As of  December 31, 2020, loan modifications for 40 borrowers represented $28,994,000.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. MORTGAGE SERVICING RIGHTS

The Company is servicing mortgage loans for the benefit of others which are not included in the condensed consolidated statements of financial condition and have unpaid principal balances of $1,748,096,000 and $1,473,971,000 at  September 30, 2021 and December 31, 2020, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $1,060,000 and $815,000 for the three months ended September 30, 2021 and 2020, respectively. Mortgage loan servicing fees were $2,984,000 and $2,320,000 for the nine months ended September 30, 2021 and 2020.These fees, net of amortization, are included in mortgage banking, net which is a component of noninterest income on the condensed consolidated statements of income.

Custodial balances maintained in connection with the foregoing loan servicing are included in noninterest checking deposits and were $20,947,000 and $15,853,000 at  September 30, 2021 and December 31, 2020, respectively.

The following table is a summary of activity in mortgage servicing rights:

	As of or For the
	Three Months Ended
	September 30,
	2021	2020
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$12,232	$9,550
Mortgage servicing rights capitalized	1,662	1,700
Amortization of mortgage servicing rights	(863)	(854)
Ending balance	$13,031	$10,396
Valuation allowance:
Beginning balance	$(104)	$(1,216)
Recovery of mortgage servicing rights	14	338
Ending balance	$(90)	$(878)
Mortgage servicing rights, net	$12,941	$9,518

	As of or For the
	Nine Months Ended
	September 30,
	2021	2020
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$10,897	$8,739
Mortgage servicing rights capitalized	5,015	4,133
Amortization of mortgage servicing rights	(2,881)	(2,476)
Ending balance	13,031	10,396
Valuation allowance:
Beginning balance	(792)	-
Recovery (impairment) of mortgage servicing rights	702	(878)
Ending balance	(90)	(878)
Mortgage servicing rights, net	$12,941	$9,518

Impairment expense on mortgage servicing rights of $878,000 was recorded during the nine months ended September 30, 2020, as a result of faster than expected prepayment speed assumptions. However, a recovery of $702,000 was recorded during the nine months ended September 30, 2021. In addition, recoveries of $14,000 and $338,000 were recorded for the three months ended September 30, 2021 and 2020, respectively. Recovery (impairment) of servicing rights is included in other noninterest expense on the condensed consolidated statements of income.

The fair values of these rights were $13,666,000 and $10,105,000 at  September 30, 2021 and December 31, 2020, respectively. The fair value of servicing rights was determined at loan level, depending on the interest rate and term of the specific loan, using the following valuation assumptions:

	September 30,	December 31,
	2021	2020
Key assumptions:
Discount rate	12%	12%
Prepayment speed range	192-272%	221-328%
Weighted average prepayment speed	214%	281%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. DEPOSITS

Deposits are summarized as follows:

	September 30,	December 31,
	2021	2020
	(In Thousands)

Noninterest checking	$367,127	$318,389
Interest-bearing checking	198,130	160,614
Savings	213,895	179,868
Money market	261,866	202,407
Time certificates of deposit	153,531	171,805
Total	$1,194,549	$1,033,083

Time certificates of deposit ("CDs") include$0 and $495,000 related to fixed rate brokered CDs at  September 30, 2021 and  December 31, 2020.

NOTE 7. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

	September 30, 2021		December 31, 2020
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)

Senior notes fixed at 5.75%, due 2022	$10,000	$(15)	$10,000	$(48)
Subordinated debentures fixed at 5.50% to floating, due 2030	15,000	(290)	15,000	(316)
Subordinated debentures variable at 3-Month Libor plus 1.42%, due 2035	5,155	-	5,155	-
Total other long-term debt	$30,155	$(305)	$30,155	$(364)

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

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at three-month LIBOR plus 1.42%, making the rate 1.55% and 1.66% as of September 30, 2021 and December 31, 2020, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date. The subordinated debentures qualify as Tier 1 capital for regulatory purposes.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
(In Thousands)
Balance at July 1, 2021	$4,938
Other comprehensive loss, before reclassifications and income taxes	(578)
Amounts reclassified from accumulated other comprehensive income, before income taxes	(11)
Income tax benefit	155
Total other comprehensive loss	(434)
Balance at September 30, 2021	$4,504

Balance at July 1, 2020	$4,086
Other comprehensive income, before reclassifications and income taxes	1,263
Amounts reclassified from accumulated other comprehensive income, before income taxes	-
Income tax provision	(332)
Total other comprehensive income	931
Balance at September 30, 2020	$5,017

Balance at January 1, 2021	$5,851
Other comprehensive loss, before reclassifications and income taxes	(1,818)
Amounts reclassified from accumulated other comprehensive income, before income taxes	(11)
Income tax benefit	482
Total other comprehensive loss	(1,347)
Balance at September 30, 2021	$4,504

Balance at January 1, 2020	$1,329
Other comprehensive income, before reclassifications and income taxes	6,074
Amounts reclassified from accumulated other comprehensive income, before income taxes	(1,068)
Income tax provision	(1,318)
Total other comprehensive income	3,688
Balance at September 30, 2020	$5,017

NOTE 9. EARNINGS PER SHARE

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Dollars in Thousands, Except Per Share Data)

Basic weighted average shares outstanding	6,525,509	6,776,417	6,691,256	6,804,495
Dilutive effect of stock compensation	18,535	37,322	18,120	29,434
Diluted weighted average shares outstanding	6,544,044	6,813,739	6,709,376	6,833,929

Net income available to common shareholders	$4,746	$6,380	$12,692	$16,042

Basic earnings per share	$0.73	$0.94	$1.90	$2.36

Diluted earnings per share	$0.73	$0.94	$1.89	$2.35

There were no anti-dilutive shares at September 30, 2021 and December 31, 2020.

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

Derivatives are summarized as follows:

	September 30, 2021			December 31, 2020
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$125,318	$2,328	$-	$227,977	$6,017	$-
Forward TBA mortgage-backed securities	101,000	680	-	180,000	-	1,056

Changes in the fair value of the derivatives are recorded in mortgage banking, net within noninterest income on the condensed consolidated statements of income. Net gains of $373,000 were recorded for the three months ended September 30, 2021 compared to net gains of $2,961,000 for the three months ended September 30, 2020. Net losses of $1,953,000 were recorded for the nine months ended  September 30, 2021 compared to net gains of $6,363,000 for the nine months ended September 30, 2020.

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

	September 30, 2021
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities:
U.S. government obligations	$-	$1,768	$-	$1,768
U.S. treasury obligations	33,751	-	-	33,751
Municipal obligations	-	118,861	-	118,861
Corporate obligations	-	10,716	-	10,716
Mortgage-backed securities	-	15,700	-	15,700
Collateralized mortgage obligations	-	53,322	-	53,322
Asset-backed securities	-	5,915	-	5,915
Loans held-for-sale	-	42,059	-	42,059
Interest rate lock commitments	-	-	2,328	2,328
Forward TBA mortgage-backed securities	-	680	-	680

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities:
U.S. government obligations	$-	$2,245	$-	$2,245
U.S. treasury obligations	5,657	-	-	5,657
Municipal obligations	-	99,088	-	99,088
Corporate obligations	-	10,663	-	10,663
Mortgage-backed securities	-	7,669	-	7,669
Collateralized mortgage obligations	-	31,189	-	31,189
Asset-backed securities	-	6,435	-	6,435
Loans held-for-sale	-	54,615	-	54,615
Interest rate lock commitments	-	-	6,017	6,017
Financial liabilities:
Forward TBA mortgage-backed securities	-	1,056	-	1,056

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

The following table summarizes financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

	September 30, 2021
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$71	$71
Real estate and other repossessed assets	-	-	117	117
Mortgage servicing rights	-	-	13,666	13,666

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$728	$728
Real estate and other repossessed assets	-	-	-	-
Mortgage servicing rights	-	-	10,105	10,105

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

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the nine months ended September 30, 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	Interest Rate Lock Commitments		Interest Rate Lock Commitments
	(In Thousands)		(In Thousands)
Beginning balance	$2,949	$5,501	$6,017	$554
Purchases and issuances	(5,710)	8,360	(17,596)	21,061
Sales and settlements	5,089	(6,713)	13,907	(14,467)
Ending balance	$2,328	$7,148	$2,328	$7,148
Net change in unrealized gains relating to items held at end of period	$(621)	$1,647	$(3,689)	$6,594

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

	September 30, 2021
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$94,940	$-	$-	$94,940	$94,940
FHLB stock	1,702	-	-	1,702	1,702
FRB stock	2,974	-	-	2,974	2,974
Loans receivable, gross	-	-	892,161	892,161	884,905
Accrued interest and dividends receivable	6,218	-	-	6,218	6,218
Mortgage servicing rights	-	-	13,666	13,666	12,941
Financial liabilities:
Non-maturing interest-bearing deposits	-	673,891	-	673,891	673,891
Noninterest-bearing deposits	367,127	-	-	367,127	367,127
Time certificates of deposit	-	-	153,823	153,823	153,531
Accrued expenses and other liabilities	19,745	-	-	19,745	19,745
FHLB advances and other borrowings	-	-	5,023	5,023	5,000
Other long-term debt	-	-	29,371	29,371	30,155

	December 31, 2020
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$69,802	$-	$-	$69,802	$69,802
FHLB stock	2,060	-	-	2,060	2,060
FRB stock	2,974	-	-	2,974	2,974
Loans receivable, gross	-	-	847,579	847,579	841,103
Accrued interest and dividends receivable	5,765	-	-	5,765	5,765
Mortgage servicing rights	-	-	10,105	10,105	10,105
Financial liabilities:
Non-maturing interest-bearing deposits	-	542,889	-	542,889	542,889
Noninterest-bearing deposits	318,389	-	-	318,389	318,389
Time certificates of deposit	-	-	172,561	172,561	171,805
Accrued expenses and other liabilities	23,239	-	-	23,239	23,239
FHLB advances and other borrowings	-	-	17,217	17,217	17,070
Other long-term debt	-	-	29,414	29,414	30,155

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee changed the federal funds target rate from 1.75% to 0.25% during the year ended December 31, 2020. The rate remained at 0.25% during the nine months ended September 30, 2021. The rate reductions add continued pressure on loan yields.

Recent Events

Low-Income Housing Tax Credit Projects

During 2021, The Bank established a subsidiary, Opportunity Housing Fund, LLC (“OHF”), to invest in Low-Income Housing Tax Credit (“LIHTC”) projects. The LIHTC program is designed to encourage capital investment in construction and rehabilitation of low-income housing. Tax credits are allowable over a 10-year period. During the three months ended September 30, 2021, OHF made initial investments in two LIHTC projects. Investments in LIHTC projects are included in other assets on the statement of financial condition and totaled $935,000 as of September 30, 2021.

Tender Offer

The Company completed a modified "Dutch auction" tender offer (the "Tender Offer") in June 2021. The Company accepted for purchase 250,000 shares of its common stock at a price of $24.00 per share. The aggregate purchase price for the shares purchased in the Tender Offer was approximately $6.28 million, including fees and expenses related to the Tender Offer. Therefore, the total price including fees and expenses was $25.12 per share.

The Company sold 251,256 shares of common stock to the Employee Stock Ownership Plan ("ESOP") at a price of $23.88 per share in June 2021. The shares were purchased from Eagle by the ESOP in exchange for a loan totaling $6.00 million. The loan has a ten-year term and bears interest at 3.00%. The shares held by the ESOP will be used for allocations to employees of the Company over a ten-year period.

COVID-19

The Company’s performance for the third quarter of 2021 extended the momentum from the previous quarters of 2021, generating solid earnings supported by net interest income growth and higher loan production. However, the Company continues to see the impact of the COVID-19 pandemic and its consequences on our Montana communities. The Bank remains focused on supporting our customers, communities and employees while prudently managing risk. The Bank is also still closely monitoring borrowers and businesses serviced and is providing debt service relief for those that have been impacted.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Events– continued

COVID-19 – continued

On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) providing economic relief for the country, including the $349 billion Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) to fund short-term loans for small businesses. In April 2020, additional funding was approved for the PPP. Eagle began taking loan applications from its small business clients immediately after the program was implemented, and as of the close of the program, had helped 764 borrowers receive $45.71 million in SBA PPP loans. The Bank has processed applications for PPP loan forgiveness for customers, with 748 loans representing $45.21 million now paid in full. The remaining 16 PPP loans represent $496,000.

On December 27, 2020, the Consolidated Appropriations Act (“CAA”) was signed into law, providing new COVID-19 stimulus relief, and it included $284 billion allocated for another round of PPP lending, extending the program to March 31, 2021. On March 31, 2021, the program was extended to May 31, 2021. The program offered new PPP loans for companies that did not receive a PPP loan in 2020, and also “second draw” loans targeted at hard-hit businesses that have already spent their initial PPP proceeds. As of the close of the program, Eagle supported 646 borrowers in receiving $19.51 million in new PPP funding. The Bank has processed applications for PPP loan forgiveness for customers, with 389 loans representing $11.26 million now paid in full. The remaining 257 PPP loans represent $8.25 million.

While all industries have and may continue to experience adverse impacts as a result of the COVID-19 pandemic, we had exposures in the following impacted industries, as a percentage of gross loans excluding loans held-for-sale and PPP loans as of September 30, 2021: hotels and lodging (5.4%), health and social assistance (3.8%), bars and restaurants (2.8%), casinos (0.9%) and nursing homes (0.5%). The Bank continues to reach out to specific borrowers to assess the risks and understand their needs.

The Bank has offered multiple accommodation options to its clients, including 90-day deferrals, forbearances and interest only payments. In addition, the Montana Board of Investments ("MBOI") offered 12-months of interest payment assistance to qualified borrowers. As of September 30, 2021, remaining loan modifications for five nonresidential borrowers represented $98,000 in loans, or 0.01% of gross loans excluding loans held-for-sale, compared to 40 borrowers representing $29.00 million, or 3.5% of gross loans excluding loans held-for-sale, as of December 31, 2020. The Bank qualified approximately 32 borrowers for the MBOI program representing $27.25 million in loans, of which all have aged out of the program as of September 30, 2021. Only one loan in the hotel and lodging industry was approved in the MBOI loan program and was considered a troubled debt restructured (“TDR”) loan as of December 31, 2020, prior to aging out of the program. No other loans that had been modified related to COVID-19 were reported as TDR’s due to the CARES Act exemption. As of September 30, 2021, there remain approximately 11 forbearances approved for residential mortgage loans, of which all are sold and serviced. Utilization of credit lines were 76.4% at September 30, 2021 compared to 82.7% at December 31, 2020, which has declined slightly compared with historical usage rates.

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

As of September 30, 2021, our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses. We rely on cash on hand as well as dividends from our subsidiary Bank to service our debt. If our capital deteriorates such that our subsidiary Bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

As of December 31, 2020, our goodwill was not impaired. COVID-19 could cause a decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our goodwill is impaired, a noncash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. As of September 30, 2021 we had goodwill of $20.80 million.

The State of Montana ended their phased approach to reopening and lifted the state-wide mask mandate on February 12, 2021. On March 22, 2021, all of our lobbies opened while still requiring everyone to practice necessary safeguards. As of May 7, 2021, masks were no longer required for the Bank's branches, customers or vendors. The Company remains committed to assisting our customers and communities as the vaccine rollout continues and COVID-19 restrictions lift in Montana. Management is encouraging its employees to receive the COVID-19 vaccine.

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

On October 1, 2021, Eagle announced that it had reached an agreement to acquire First Community Bancorp, Inc., a Montana corporation (“FCB”) and its wholly-owned subsidiary, First Community Bank, a Montana chartered commercial bank. The agreement provides that, upon the terms and subject to the conditions set forth in the agreement, FCB will merge with and into Eagle, with Eagle continuing as the surviving corporation. Upon completion of the transaction, Eagle will have an additional $374 million of assets, $307 million of deposits and $220 million in gross loans, based on June 30, 2021 information. Headquartered in Glasgow, Montana, FCB currently operates nine branches and two mortgage loan production offices. The transaction is subject to the approvals of bank regulatory agencies, the shareholders of Eagle and FCB and other customary closing conditions. The acquisition is expected to close during the fourth quarter of 2021.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between September 30, 2021 and December 31, 2020.

Total assets were $1.41 billion at September 30, 2021, an increase of $149.29 million, or 11.9% from $1.26 billion at December 31, 2020. Securities available-for-sale increased by $77.08 million from December 31, 2020. Loans receivable, net increased by $43.21 million from December 31, 2020. In addition, interest-bearing deposits in banks increased $23.88 million from December 31, 2020. Total liabilities were $1.25 billion at September 30, 2021, an increase of $145.70 million, or 13.2%, from $1.10 billion at December 31, 2020. The increase was largely due to an increase in deposits, partially offset by a reduction in FHLB advances and other borrowings. Total deposits increased by $161.47 million from December 31, 2020. However, FHLB advances and other borrowings decreased $12.07 million from December 31, 2020. Total shareholders’ equityincreased by $3.58 million or 2.3% from December 31, 2020.

Financial Condition Details

Investment Activities

The following table summarizes investment activities:

	September 30,		December 31,
	2021		2020
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government obligations	$1,768	0.74%	$2,245	1.38%
U.S. treasury obligations	33,751	14.06	5,657	3.47
Municipal obligations	118,861	49.53	99,088	60.81
Corporate obligations	10,716	4.46	10,663	6.54
Mortgage-backed securities	15,700	6.54	7,669	4.71
Collateralized mortgage obligations	53,322	22.21	31,189	19.14
Asset-backed securities	5,915	2.46	6,435	3.95
Total securities available-for-sale	$240,033	100.00%	$162,946	100.00%

Securities available-for-sale were $240.03 million at September 30, 2021, an increaseof $77.08 million, or 47.3%, from $162.95 million at December 31, 2020. The increase was largely driven by purchase activity due to excess liquidity levels.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	September 30,		December 31,
	2021		2020
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential 1-4 family (1)	$99,447	11.21%	$110,802	13.14%
Residential 1-4 family construction	43,474	4.90	46,290	5.49
Total residential 1-4 family	142,921	16.11	157,092	18.63

Commercial real estate	380,071	42.85	316,668	37.56
Commercial construction and development	78,058	8.80	65,281	7.74
Farmland	64,824	7.31	65,918	7.82
Total commercial real estate	522,953	58.96	447,867	53.12

Total real estate loans	665,874	75.07	604,959	71.75

Other loans:
Home equity	52,990	5.97	56,563	6.71
Consumer	18,940	2.14	20,168	2.39

Commercial	95,554	10.77	109,209	12.95
Agricultural	53,645	6.05	52,242	6.20
Total commercial loans	149,199	16.82	161,451	19.15

Total other loans	221,129	24.93	238,182	28.25

Total loans	887,003	100.00%	843,141	100.00%

Deferred loan fees	(2,098)		(2,038)
Allowance for loan losses	(12,200)		(11,600)
Total loans, net	$872,705		$829,503

(1)	Excludes loans held-for-sale.

Loans receivable, net increased $43.21 million, or 5.2%, to $872.71 million at September 30, 2021 from $829.50 million at December 31, 2020. The increase was impacted by an increase in total commercial real estate loans of $75.08 million. However, this was partially offset by decreases in total residential loans of $14.17 million, total commercial loans of $12.25 million, home equity loans of $3.57 million and consumer loans of $1.23 million.

Total loan originations were $1.15 billion for the nine months ended September 30, 2021. Total residential 1-4 family originations were $877.07 million, which includes $814.86 million of loans held-for-sale originations. Total commercial real estate originations were $175.99 million. Total commercial originations were $77.12 million which includes $19.51 million of SBA PPP loans. Home equity loan originations totaled $16.57 million. Consumer loan originations totaled $6.63 million. Loans held-for-sale decreased by $12.56 million to $42.06 million at September 30, 2021 from $54.62 million at December 31, 2020.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. Subsequent write-downs are recorded as a charge to operations. As of September 30, 2021 there was $117,000 of real estate owned and other repossessed property. As of December 31, 2020, there was $25,000 of real estate owned and other repossessed property.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities– continued

The following table sets forth information regarding nonperforming assets:

	September 30,	December 31,
	2021	2020
	(Dollars in Thousands)
Nonaccrual loans
Real estate loans:
Residential 1-4 family	$785	$684
Residential 1-4 family construction	337	337
Commercial real estate	507	631
Commercial construction and development	-	36
Farmland	1,812	2,245
Other loans:
Home equity	106	94
Consumer	78	151
Commercial	534	537
Agricultural	1,498	1,542
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	-	34
Residential 1-4 family construction	-	170
Other loans:
Commercial	34	6
Agricultural	-	182
Restructured loans:
Real estate loans:
Commercial real estate	1,561	1,633
Commercial construction and development	-	14
Farmland	461	-
Other loans:
Home equity	15	17
Agricultural	79	160
Total nonperforming loans	7,807	8,473
Real estate owned and other repossessed property, net	117	25
Total nonperforming assets	$7,924	$8,498

Total nonperforming loans to total loans	0.88%	1.00%
Total nonperforming loans to total assets	0.55%	0.67%
Total allowance for loan loss to nonperforming loans	156.27%	136.91%
Total nonperforming assets to total assets	0.56%	0.68%

Nonaccrual loans as of September 30, 2021 and December 31, 2020 include $782,000 and $1.28 million, respectively of acquired loans that deteriorated subsequent to the acquisition date.

As of September 30, 2021, loan modifications for five borrowers represented $98,000 in loans compared to 40 borrowers representing $29.00 million as of December 31, 2020. As of September 30, 2021 there are approximately 11 forbearances remaining for residential mortgage loans, of which 11 are sold and serviced.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	September 30,		December 31,
	2021		2020
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$367,127	30.73%	$318,389	30.82%
Interest-bearing checking	198,130	16.59	160,614	15.55
Savings	213,895	17.91	179,868	17.41
Money market	261,866	21.92	202,407	19.59
Total	1,041,018	87.15	861,278	83.37
Certificates of deposit accounts:
IRA certificates	25,601	2.14	24,693	2.39
Brokered certificates	-	0.00	495	0.05
Other certificates	127,930	10.71	146,617	14.19
Total certificates of deposit	153,531	12.85	171,805	16.63
Total deposits	$1,194,549	100.00%	$1,033,083	100.00%

Deposits increased by $161.47 million, or 15.6%, to $1.19 billion at September 30, 2021 from $1.03 billion at December 31, 2020. Money market increased by $59.46 million, noninterest checking increased by $48.74 million, interest-bearing checking increased by $37.52 million, and savings increased by $34.03 million. However, certificates of deposit decreased by $18.27 million. The decrease in time certificates of deposit was driven by a decrease in other certificates of $18.69 million. Due to the continued low interest rate environment, some depositors have been compelled to move funds from other certificates to non-maturity deposits upon maturity.

The following table summarizes borrowing activity:

	September 30,		December 31,
	2021		2020
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings	$5,000	14.35%	$17,070	36.43%
Other long-term debt:
Senior notes fixed at 5.75%, due 2022	9,985	28.65	9,952	21.23
Subordinated debentures fixed at 5.50% to floating, due 2030	14,710	42.21	14,684	31.34
Subordinated debentures variable, due 2035	5,155	14.79	5,155	11.00
Total other long-term debt	29,850	85.65	29,791	63.57
Total borrowings	$34,850	100.00%	$46,861	100.00%

Total borrowings decreased by $12.01 million, or 25.6% to $34.85 million at September 30, 2021 from $46.86 million at December 31, 2020. This decrease is largely due to a decrease in FHLB advances and other borrowings of $12.07 million due to maturities.

 Shareholders’ Equity

Total shareholders’ equity increased slightly by $3.58 million, or 2.3%, to $156.52 million at September 30, 2021 from $152.94 million at December 31, 2020. The increase was impacted by net income of $12.69 million. This increase was partially offset due to treasury stock purchased through the tender offer for $6.28 million, dividends paid of $2.17 million and other comprehensive loss of $1.35 million.

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

	Three Months Ended September 30,
	2021			2020
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Securities available-for-sale	$233,882	$1,094	1.86%	$163,102	$874	2.13%
FHLB and FRB stock	4,812	62	5.11	6,299	95	5.98
Loans receivable(1)	926,748	11,619	4.97	902,543	11,340	4.98
Other earning assets	68,058	32	0.19	43,662	30	0.27
Total interest-earning assets	1,233,500	12,807	4.12	1,115,606	12,339	4.39
Noninterest-earning assets	148,686			129,312
Total assets	$1,382,186			$1,244,918

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$197,245	$12	0.02%	$157,542	$13	0.03%
Savings	204,223	30	0.06	160,118	33	0.08
Money market	254,019	146	0.23	176,276	102	0.23
Certificates of deposit	155,006	162	0.41	200,527	631	1.25
Advances from FHLB and other borrowings including long-term debt	38,022	426	4.45	108,427	782	2.86
Total interest-bearing liabilities	848,515	776	0.36	802,890	1,561	0.77
Noninterest checking	353,486			276,580
Other noninterest-bearing liabilities	23,107			21,840
Total liabilities	1,225,108			1,101,310

Total equity	157,078			143,608

Total liabilities and equity	$1,382,186			$1,244,918
Net interest income/interest rate spread(2)		$12,031	3.76%		$10,778	3.62%

Net interest margin(3)			3.87%			3.83%
Total interest-earning assets to interest-bearing liabilities			145.37%			138.95%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Net Interest Income – continued

	For the Nine Months Ended September 30,
	2021			2020
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Securities available-for-sale	$200,392	$2,989	1.99%	$168,170	$2,853	2.26%
FHLB and FRB stock	4,880	194	5.32	6,934	284	5.46
Loans receivable(1)	905,478	33,660	4.97	870,114	33,832	5.18
Other earning assets	77,264	90	0.16	34,309	134	0.52
Total interest-earning assets	1,188,014	36,933	4.16	1,079,527	37,103	4.58%
Noninterest-earning assets	143,974			124,192
Total assets	$1,331,988			$1,203,719

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$185,496	$34	0.02%	$147,054	$47	0.04%
Savings	193,943	86	0.06	149,129	118	0.11
Money market	234,188	381	0.22	160,477	362	0.30
Certificates of deposit	161,521	617	0.51	224,251	2,536	1.51
Advances from FHLB and other borrowings including long-term debt	40,703	1,320	4.34	115,861	2,362	2.72
Total interest-bearing liabilities	815,851	2,438	0.40	796,772	5,425	0.91%
Noninterest checking	337,961			250,132
Other noninterest-bearing liabilities	21,560			18,935
Total liabilities	1,175,372			1,065,839

Total equity	156,616			137,880

Total liabilities and equity	$1,331,988			$1,203,719
Net interest income/interest rate spread(2)		$34,495	3.76%		$31,678	3.67%

Net interest margin(3)			3.88%			3.91%
Total interest-earning assets to interest-bearing liabilities			145.62%			135.49%

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

	Three Months Ended September 30,
	2021			2020
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Securities available-for-sale	$379	$(159)	$220	$191	$(233)	$(42)
FHLB and FRB stock	(22)	(11)	(33)	(24)	12	(12)
Loans receivable(1)	304	(25)	279	1,690	(1,081)	609
Other earning assets	17	(15)	2	179	(168)	11
Total interest-earning assets	678	(210)	468	2,036	(1,470)	566

Interest-bearing liabilities:
Checking, savings and money market accounts	57	(17)	40	61	(57)	4
Certificates of deposit	(143)	(326)	(469)	(52)	(195)	(247)
Advances from FHLB and other borrowings including long-term debt	(508)	152	(356)	(215)	(55)	(270)
Total interest-bearing liabilities	(594)	(191)	(785)	(206)	(307)	(513)

Change in net interest income	$1,272	$(19)	$1,253	$2,242	$(1,163)	$1,079

	Nine Months Ended September 30,
	2021			2020
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Securities available-for-sale	$547	$(411)	$136	$624	$(573)	$51
FHLB and FRB stock	(84)	(6)	(90)	(25)	12	(13)
Loans receivable(1)	1,374	(1,546)	(172)	4,854	(2,400)	2,454
Other earning assets	168	(212)	(44)	419	(340)	79
Total interest earning assets	2,005	(2,175)	(170)	5,872	(3,301)	2,571

Interest bearing liabilities:
Savings, money market and checking accounts	214	(240)	(26)	121	7	128
Certificates of deposit	(710)	(1,209)	(1,919)	214	(12)	202
Advances from FHLB and other borrowings including long-term debt	(1,532)	490	(1,042)	(351)	(318)	(669)
Total interest bearing liabilities	(2,028)	(959)	(2,987)	(16)	(323)	(339)

Change in net interest income	$4,033	$(1,216)	$2,817	$5,888	$(2,978)	$2,910

(1) Includes loans held-for-sale.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2021 and 2020

Net Income. Eagle’s net income for the three months ended September 30, 2021 was $4.75 million compared to $6.38 million for the three months ended September 30, 2020. The decrease of $1.63 million was largely due to an increase in noninterest expense of $2.45 million and a decrease in noninterest income of $1.62 million. These changes were partially offset by an increase in net interest income after loan loss provision of $1.86 million and a decrease in provision for income taxes of $587,000. Basic and diluted earnings per share were both $0.73 for the current period. Basic and diluted earnings per share were both $0.94 for the prior year comparable period.

Net Interest Income. Net interest income increased to $12.03 million for the three months ended September 30, 2021, from $10.78 million for the same quarter in the prior year. The increase of $1.25 million, or 11.6%, was the result of a decrease in interest expense of $785,000 and an increase in interest and dividend income of $468,000.

Interest and Dividend Income. Interest and dividend income was $12.81 million for the three months ended September 30, 2021 compared to $12.34 million for the three months ended September 30, 2020. Interest and fees on loans increased slightly to $11.62 million for the three months ended September 30, 2021 from $11.34 million for the three months ended September 30, 2020. This increase of $279,000, or 2.5%, was largely due to an increase in the average balance of loans for the quarter ended September 30, 2021. Average balances for loans receivable, including loans held-for-sale, for the three months ended September 30, 2021 were $926.75 million, compared to $902.54 million for the prior year period. This represents an increase of $24.21 million, or 2.7%. The average interest rate earned on loans receivable decreased slightly by 1 basis point, from 4.98% for the three months ended September 30, 2020 to 4.97% for the current period. Interest accretion on purchased loans was $94,000 for the three months ended September 30, 2021 which resulted in a 3 basis point increase in net interest margin compared to $468,000 for the three months ended September 30, 2020 which resulted in a 17 basis point increase in net interest margin. Interest on investment securities available-for-sale increased by $220,000, or 25.2% period over period. Average balances for investments increased to $233.88 million for the three months ended September 30, 2021, from $163.10 million for the three months ended September 30, 2020. Investments have increased in the current period due to excess liquidity. However, average interest rates earned on investments decreased to 1.86% for the three months ended September 30, 2021 from 2.13% for the three months ended September 30, 2020.

Interest Expense. Total interest expense was $776,000 for the three months ended September 30, 2021 compared to $1.56 million for the three months ended September 30, 2020. The decrease of $785,000, or 50.3%, was due to a decrease in interest expense on deposits of $429,000, as well as a net decrease in interest expense on total borrowings of $356,000. The overall average rate on total deposits was 0.12% for the three months ended September 30, 2021 compared to 0.32% for the three months ended September 30, 2020. However, the average balance for total deposits was $1.16 billion for three months ended September 30, 2021 compared to $971.04 million for the three months ended September 30, 2020. Deposit balances have been impacted by PPP funding and economic stimulus. Due to the continued low interest rate environment though, some depositors have moved funds from certificates of deposit to other non-maturity deposit accounts that earn lower yields. The average balance for total borrowings decreased from $108.43 million for the three months ended September 30, 2020 to $38.02 million for the three months ended September 30, 2021 due to increased liquidity levels. However, the average rate paid on total borrowings increased from 2.86% for the three months ended September 30, 2020, to 4.45% for the three months ended September 30, 2021. The increase in the average rate paid is due to the change in the mix of the outstanding borrowings.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending we conduct and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. Using this methodology, the Bank recorded $255,000 in loan loss provisions for the three months ended September 30, 2021. Management made the decision that due to the strength of the local economy, in conjunction with loan activity, no additional loan loss provision was necessary in the three months ended September 30, 2021 when considering the COVID-19 pandemic. Loan loss provisions were $854,000 for the three months ended September 30, 2020, which included $404,000 related to the potential impact of Covid-19. Management believes the level of total allowances is adequate to cover estimated losses inherent in the portfolio. However, if the economic forecast worsens relative to the assumptions we utilized, our allowance for credit losses will increase accordingly in future periods.

Noninterest Income. Total noninterest income was $13.35 million for the three months ended September 30, 2021, compared to $14.97 million for the three months ended September 30, 2020. The decrease of $1.62 million was primarily driven by a decrease in mortgage banking, net of $1.64 million. Mortgage banking, net includes net gain on sale of mortgage loans which increased $402,000 compared to the same period in the prior year. During the three months ended September 30, 2021, $270.84 million residential mortgage loans were sold compared to $266.76 million in the same period in the prior year. Mortgage banking, net also includes the impact of changes in fair value of loans held-for-sale and derivatives. The net change in fair value of loans held-for-sale and derivatives was a loss of $35,000 for the three months ended September 30, 2021 compared to a gain of $2.24 million for the same period in the prior year.

Noninterest Expense. Noninterest expense was $18.80 million for the three months ended September 30, 2021 compared to $16.35 million for the three months ended September 30, 2020. The increase of $2.45 million, or 15.0%, was impacted by an increase in salaries and employee benefits expense of $937,000 due to increased staff levels.

Provision for Income Taxes. Provision for income taxes was $1.58 million for the three months ended September 30, 2021, compared to $2.17 million for the three months ended September 30, 2020 due to decreased income before provision for income taxes. The effective tax rate for the three months ended September 30, 2021 was 25.0% compared to 25.4% for the three months ended September 30, 2020.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

Net Income. Eagle’s net income for the nine months ended September 30, 2021 was $12.69 million compared to $16.04 million for the nine months ended September 30, 2020. The decrease of $3.35 million was impacted by an increase in noninterest expense of $10.72 million. This increase was partially offset by an increase in net interest income after loan loss provision of $4.99 million, an increase in noninterest income of $1.08 million and decrease in provision for income taxes of $1.30 million. Basic and diluted earnings per share were $1.90 and $1.89 for the current period, respectively. Basic earnings per share was $2.36 and diluted earnings per share was $2.35 for the prior period.

Net Interest Income. Net interest income increased to $34.50 million for the nine months ended September 30, 2021, from $31.68 million for the same period in the prior year. The increase of $2.82 million, or 8.9%, was primarily the result of a decrease in interest expense of $2.99 million.

Interest and Dividend Income. Interest and dividend income was $36.93 million for the nine months ended September 30, 2021, compared to $37.10 million for the nine months ended September 30, 2020, a decrease of $170,000. Interest and fees on loans decreased to $33.66 million for the nine months ended September 30, 2021 from $33.83 million for the nine months ended September 30, 2020. This slight decrease of $172,000, or 0.5%, was due to a decrease in the average yield of loans, largely offset by an increase in the average balance of loans. The average interest rate earned on loans receivable decreased by 21 basis points, from 5.18% to 4.97%. Interest accretion on purchased loans was $408,000 for the nine months ended September 30, 2021 which resulted in a 4 basis point increase in net interest margin compared to $1.38 million for the nine months ended September 30, 2020 which resulted in a 17 basis point increase in net interest margin. Average balances for loans receivable, including loans held-for-sale, for the nine months ended September 30, 2021 were $905.48 million, compared to $870.11 million for the prior year period. This represents an increase of $35.37 million, or 4.1% and was impacted by organic growth and PPP funding. Interest on investment securities available-for-sale increased by $136,000, or 4.8% period over period. Average balances for investments increased to $200.39 million for the nine months ended September 30, 2021, from $168.17 million for the nine months ended September 30, 2020. Investments have increased in the current period due to excess liquidity. However, average interest rates earned on investments decreased to 1.99% for the nine months ended September 30, 2021 from 2.26% for the nine months ended September 30, 2020.

Interest Expense. Total interest expense was $2.44 million for the nine months ended September 30, 2021 compared to $5.43 million for the nine months ended September 30, 2020. The decrease of $2.99 million, or 55.1%, was due to a decrease of $1.94 million in interest expense on deposits and a net decrease of $1.05 million in interest expense on total borrowings. The overall average rate on total deposits was 0.13% for the nine months ended September 30, 2021 compared to 0.44% for the nine months ended September 30, 2020. However, the average balance for total deposits was $1.11 billion for nine months ended September 30, 2021 compared to $931.04 million for the nine months ended September 30, 2020. This increase was impacted by PPP funding and economic stimulus. Due to the continued low interest rate environment though, some depositors have moved funds from certificates of deposit to other non-maturity deposit accounts that earn lower yields. The average balance for total borrowings decreased from $115.86 million for the nine months ended September 30, 2020 to $40.70 million for the nine months ended September 30, 2021. However, the average rate paid on total borrowings increased from 2.72% for the nine months ended September 30, 2020, to 4.34% for the nine months ended September 30, 2021. The increase in the average rate paid is due to the change in the mix of the outstanding borrowings.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending we conduct and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. Using this methodology, the Bank recorded $576,000 in loan loss provisions for the nine months ended September 30, 2021. Management made the decision that due to the strength of the local economy, in conjunction with loan credit quality, no additional loan loss provision was necessary in the nine months ended September 30, 2021 when considering the COVID-19 pandemic. Loan loss provisions were $2.75 million for the nine months ended September 30, 2020, which included $1.40 million related to the potential impact of COVID-19. Management believes the level of total allowances is adequate to cover estimated losses inherent in the portfolio. However, if the economic outlook worsens relative to the assumptions we utilized, our allowance for loan losses will increase accordingly in future periods. Total nonperforming loans, including restructured loans, net, was $7.81 million at September 30, 2021 compared to $8.47 million at December 31, 2020. The Bank had $117,000 in other real estate owned and other repossessed assets at September 30, 2021 compared to $25,000 at December 31, 2020.

Noninterest Income. Total noninterest income was $38.05 million for the nine months ended September 30, 2021, compared to $36.97 million for the nine months ended September 30, 2020. The increase of $1.08 million, or 2.9%, is largely due to an increase in mortgage banking, net of $1.76 million for the nine months ended September 30, 2021. Mortgage banking, net includes net gain on sale of mortgage loans which increased $11.83 million compared to the same period in the prior year. During the nine months ended September 30, 2021, $823.41 million residential mortgage loans were sold compared to $621.11 million in the same period in the prior year. In addition, gross margin on sale of mortgage loans for the nine months ended September 30, 2021 was 4.40% compared to 3.93% for the nine months ended September 30, 2020. Mortgage banking, net also includes the impact of changes fair value of loans held-for-sale and derivatives. The net change in fair value of loans held-for-sale and derivatives was a loss of $3.00 million for the nine months ended September 30, 2021 compared to a gain of $7.32 million for the same period in the prior year. The prior period also included a gain on sale of available-for-sale securities of $1.07 million compared to $11,000 in the current period.

Noninterest Expense. Noninterest expense was $55.05 million for the nine months ended September 30, 2021 compared to $44.33 million for the nine months ended September 30, 2020. The increase of  $10.72 million, or 24.2%, was largely driven by increased salaries and employee benefits expense of $8.82 million. The increase in salaries expense is due in part to higher commission-based compensation related to mortgage loan growth, as well as overall increased staff levels. In addition, occupancy and equipment expense increased $1.07 million due to office expansion and the corresponding depreciation and amortization expense, as well as utilization and maintenance costs.

Provision for Income Taxes. Provision for income taxes was $4.23 million for the nine months ended September 30, 2021, compared to $5.53 million for the nine months ended September 30, 2020 due to decreased income before provision for income taxes. The effective tax rate for the nine months ended September 30, 2021 was 25.0% compared to 25.6% for the nine months ended September 30, 2020.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity

The Bank is required to maintain minimum levels of liquid assets as defined by the Montana Division of Banking and FRB regulations. The liquidity requirement is retained for safety and soundness purposes, and that appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratiosas of September 30, 2021 and December 31, 2020.

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

Through the nine months ended September 30, 2021, liquidity levels remained strong, as a result of PPP loan payoffs and deposit growth. A portion of the excess funds was deployed into investment securities.

Capital Resources

As of September 30, 2021, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 25.6% compared to an increase of 15.0% at December 31, 2020. The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

The Bank’s regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed "well capitalized" pursuant to State of Montana and FRB rules as of September 30, 2021. The Bank's Tier I leverage ratio decreased slightly from 11.72% as of December 31, 2020 to 11.25%as of September 30, 2021, compared to a regulatory requirement of 4.00%. The Bank’s total capital, Tier 1 capital and common equity Tier 1 capital leverage ratios were 15.83%, 14.65% and 14.65%, respectively, compared to regulatory requirements of 10.50%, 8.50% and 7.00%, respectively. All of these ratios with the exception of the Tier 1 leverage ratio include the capital conservation buffer of 2.50%. The Bank’s capital position helps to mitigate its interest rate risk exposure.

	September 30, 2021
	(Unaudited)
	Dollar	% of
	Amount	Assets
	(Dollars in Thousands)
Total risk-based capital to risk weighted assets:
Actual capital level	$163,492	15.83%
Minimum required for capital adequacy purposes	108,438	10.50
Excess capital	$55,054	5.33%

Tier I capital to risk weighted assets:
Actual capital level	$151,292	14.65%
Minimum required for capital adequacy purposes	87,783	8.50
Excess capital	$63,509	6.15%

Common equity tier I capital to risk weighted assets:
Actual capital level	$151,292	14.65%
Minimum required for capital adequacy purposes	72,292	7.00
Excess capital	$79,000	7.65%

Tier I capital to adjusted total average assets:
Actual capital level	$151,292	11.25%
Minimum required for capital adequacy purposes	53,775	4.00
Excess capital	$97,517	7.25%

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

The following table includes the Bank’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of September 30, 2021		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	6.7%	11.0%	-15.0%
-100	-3.0%	-7.8%	-10.0%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item has been omitted based on Eagle’s status as a smaller reporting company.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of September 30, 2021, our disclosure controls and procedures were effective. During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Stock Repurchase Program

On July 22, 2021, Eagle's Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. However, no shares were purchased during the third quarter of 2021. The plan expires on July 22, 2022.

On July 23, 2020, Eagle's Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchased its shares and the timing of such repurchases depended upon market conditions and other corporate considerations. During the third quarter of 2020, 41,337 shares were purchased under this plan at an average price of $15.75 per share. However, no shares were purchased during the fourth quarter of 2020 or during 2021. The plan expired on July 23, 2021.

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

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Part II - OTHER INFORMATION - continued

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of September 30, 2021, by and among Eagle Bancorp Montana, Inc., Opportunity Bank of Montana, First Community Bancorp, Inc. and First Community Bank (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on October 1, 2021).

3.1	Amended and Restated Certificate of Incorporation of Eagle Bancorp Montana, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on February 23, 2010).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q filed on May 9, 2019).

3.3	Bylaws of Eagle Bancorp Montana, Inc., amended as of August 20, 2015 (incorporated by reference to 3.1 of our Current Report on Form 8-K filed on August 25, 2015).

10.1	Salary Continuation Agreement between Opportunity Bank of Montana and Alana Binde (filed herewith).

10.2	Second Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Dale Field, dated August 20, 2021 (filed herewith).

10.3	Second Amendment to the Salary Continuation Agreement between Opportunity Bank of Montana and Peter J. Johnson dated August 20, 2021 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 24, 2021).

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

EAGLE BANCORP MONTANA, INC.

Date: November 4, 2021	By:	/s/ Peter J. Johnson
Peter J. Johnson
President/CEO

Date: November 4, 2021	By:	/s/ Laura F. Clark
Laura F. Clark
Executive Vice President/CFO/COO