Form 10-K
period 2021-12-31
Eagle Bancorp Montana, Inc.
filed 2022-03-09
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-34682

Eagle Bancorp Montana, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1449820
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1400 Prospect Avenue, Helena, MT	59601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	406-442-3080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock par value $0.01 per share	EBMT	Nasdaq Global Market

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

☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates of Eagle, computed by reference to the closing price at which the stock was sold as of June 30, 2021 was $138,064,000. The outstanding number of shares of common stock of Eagle as of February 28, 2022 was 6,694,811.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement relating to its 2022 annual meeting of stockholders (“2022 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. The 2022 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end to which this report relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

●	local, regional, national and international economic and market conditions and events and the impact they may have on us, our customers and our assets and liabilities;
●	competition among depository and other financial service businesses;
●	risks related to the concentration of our business in Montana, including risks associated with changes in the prices, values and sales volume of residential and commercial real estate in Montana;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	our ability to attract deposits and other sources of funding or liquidity;
●	changes or volatility in the securities markets;
●	the payment of dividends on our common stock is subject to regulatory supervision as well as the discretion of our Board of Directors, our performance and other factors;
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

●	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;
●	ownership dilution risk associated with potential mergers and acquisitions in which our stock may be issued as consideration for an acquired company;
●	political developments, uncertainties or instability;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	the need to retain capital for strategic or regulatory reasons;
●	changes in consumer spending, borrowing and savings habits;
●	our ability to continue to increase and manage our commercial and residential real estate, multi-family and commercial business loans;
●	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
●	the level of future deposit insurance premium assessments;
●

our ability to develop and maintain secure and reliable information technology systems, effectively defend ourselves against cyberattacks, or recover from breaches to our cybersecurity infrastructure and our dependence on the technology of outside service providers;

●	the failure of assumptions underlying the establishment of allowance for possible loan losses and other estimates;
●	changes in the financial performance and/or condition of our borrowers and their ability to repay their loans when due; and
●

the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting and auditing standard setters;

●	the risks and uncertainties related to the proposed merger with FCB;
●	the failure to complete the FCB merger;
●	the inability to integrate the Company and FCB successfully;
●	the incurrence of substantial expenses in connection with the merger with and integration of FCB.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as any subsequent Reports on Form 10-Q and Form 8-K, and other filings with the SEC. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. We caution that the foregoing list of risk factors is not exclusive and not to place undue reliance on forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Overview

Eagle Bancorp Montana, Inc. (“Eagle” or the “Company”), is a Delaware corporation that holds 100% of the capital stock of Opportunity Bank of Montana (the “Bank”), formerly American Federal Savings Bank (“AFSB”). The Bank was founded in 1922 as a Montana-chartered building and loan association and has conducted operations and maintained its administrative office in Helena, Montana since that time. In 1975, the Bank adopted a federal thrift charter and in October 2014 converted to a Montana chartered commercial bank and became a member bank in the Federal Reserve System. The Bank currently has 23 full-service branches, one community banking office and 25 automated teller machines located in our market areas and we participate in the Money Pass® ATM network. The Bank also operated certain branches under the brand names Dutton State Bank, Farmers State Bank of Denton and The State Bank of Townsend. Effective January 3, 2022, these branches were rebranded and are now only operating as Opportunity Bank of Montana.

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

Recent Events

Stock Repurchase Program

Under the current stock repurchase plan, during February 2022 the Company repurchased the total authorized amount of 100,000 shares at an average price of $22.71 per share.

Issuance of Subordinated Notes

On January 21, 2022, the Company entered into a subordinated note purchase agreement with certain institutional accredited investors and qualified institutional buyers to which the Company sold and issued $40.00 million in aggregate principal amount of its 3.50% fixed-to-floating rate subordinated notes due 2032. A portion of the net proceeds were used to redeem $10.00 million of 5.75% fixed senior notes due February 15, 2022. The Company intends to use the remaining net proceeds for other general corporate purposes including the acquisition of First Community Bancorp, Inc. (“FCB”).

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

Low-Income Housing Tax Credit Projects

In March 2021, The Bank established a subsidiary, Opportunity Housing Fund, LLC (“OHF”), to invest in Low-Income Housing Tax Credit (“LIHTC”) projects. The LIHTC program is designed to encourage capital investment in construction and rehabilitation of low-income housing. Tax credits are allowable over a 10-year period. During the year ended December 31, 2021, OHF made initial investments in two LIHTC projects. Investments in LIHTC projects are included in other assets on the statement of financial condition and totaled $935,000 as of December 31, 2021.

Acquisitions

As a continuing part of its growth strategy, the Company intends to enhance its market share in Montana through organic growth and opportunistic acquisitions. Potential acquisitions are periodically evaluated by the Company's Merger and Acquisition Committee.

On October 1, 2021, Eagle announced that it had reached an agreement to acquire First Community Bancorp, Inc., a Montana corporation and its wholly-owned subsidiary, First Community Bank, a Montana chartered commercial bank. The agreement provides that, upon the terms and subject to the conditions set forth in the agreement, FCB will merge with and into Eagle, with Eagle continuing as the surviving corporation. Upon completion of the transaction, Eagle will have an additional $377 million of assets, $306 million of deposits and $208 million in gross loans, based on September 30, 2021 information. Headquartered in Glasgow, Montana, FCB currently operates nine branches and two mortgage loan production offices. The transaction is subject to the approvals of bank regulatory agencies, the shareholders of Eagle and FCB and other customary closing conditions. As of March 9, 2022, the Company received approval of the pending merger from the Montana Department of Banking and Financial Institutions, and the shareholders of both Eagle and FCB have approved the transaction. The Company is awaiting the approval of the Federal Reserve Board. The acquisition is expected to close during the first quarter of 2022. Upon approval, a Form 8-K will be filed to disclose the anticipated closing date.

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

In January 2019, the Company acquired Big Muddy Bancorp, Inc. (“BMB”).This acquisition included four branches in Townsend, Dutton, Denton and Choteau, Montana. The total consideration paid was $16.44 million of Eagle common stock issued.

In January 2018, the Company acquired TwinCo, Inc. (“TwinCo”). This acquisition included two branches in Madison County, Montana. The total consideration paid was $18.93 million and included cash consideration of $9.90 million and common stock issued of $9.03 million.

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

The following are the key elements of our business strategy:

●

Continue to diversify our portfolio by emphasizing our growth in commercial real estate and commercial business loans as a complement to our single family residential real estate lending. As of December 31, 2021, commercial real estate and commercial business loans constituted approximately 76.79% of total loans;

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

Market Areas

We conduct business through our headquarters in Helena, Montana, in addition to one community banking office in Winifred, Montana and 23 other full-service branches located in Big Timber, Billings, Bozeman, Butte, Choteau, Denton, Dutton, Great Falls, Hamilton, Helena, Livingston, Missoula, Sheridan, Townsend, Twin Bridges and Wolf Point, Montana.

Montana is one of the largest states in terms of land mass but ranks as one of the least populated states. According to U.S. Census Bureau data for 2020, it had a population of 1.08 million. Helena is Montana’s state capital and is the county seat of Lewis and Clark County. It is located within 120 miles of four of Montana's other five largest cities: Missoula, Great Falls, Bozeman and Butte, and is approximately midway between Yellowstone and Glacier National Parks. Significant contributors to Montana's economy are agriculture, construction, energy production, forestry, healthcare, manufacturing, mining and the service industry. Tourism is also a large part of Montana's economy and is highly influenced by national parks, ski resorts, lakes and rural scenic areas.

The following table reflects our deposit market share and ranking by county:

County	Total Market Share Percentage (1)	Deposit Market Share Rank (1)
Broadwater, MT	100.00%	1
Cascade, MT	0.71	9
Fergus, MT	4.93	5
Gallatin, MT	3.80	8
Lewis and Clark, MT	12.16	4
Madison, MT	36.19	2
Missoula, MT	1.75	8
Park, MT	8.25	5
Ravalli, MT	3.34	6
Roosevelt, MT	28.75	2
Silver Bow, MT	11.56	4
Sweet Grass, MT	33.47	2
Teton, MT	16.36	2
Yellowstone, MT	0.75	9

(1) Source: FDIC.gov-data as of June 30, 2021.

Competition

We face strong competition in our primary market areas for retail deposits and the origination of loans from both banks and non-bank competitors. Historically, Montana was a unit banking state. This means that the ability of Montana state banks to create branches was either prohibited or significantly restricted. As a result of unit banking, Montana has a significant number of independent financial institutions serving a single community in a single location. While the state’s population is approximately 1.10 millionpeople, there are 46 credit unions in Montana as well as one state-chartered thrift institution and 38 commercial banks as of December 31, 2021. Our most direct competition for depositors has historically come from national banks, super-regional banks, locally owned banks, nontraditional internet based banks, thrift institutions and credit unions operating in our primary market areas. Competition in our primary market areas has increased in recent years. Our competition for loans also comes from banks, thrifts, credit unions and government sponsored entities in addition to mortgage bankers and brokers. Through successive acquisitions, the Company has entered several markets in Montana that are predominantly reliant on agriculture. Accordingly, our lending activities in these markets focus on farm and ranch real estate, annual operating lines of credit, and agriculture related term debt. Competition for agricultural loans comes from both traditional Montana banks and an increasing number of nonbank lenders. These nonbank lenders range from government sponsored entities to large national insurance companies.

Technological advances have made it possible for our competitors, including nonbank competitors, to offer products and services that traditionally were banking products, and for financial institutions and other companies to provide electronic and internet-based financial solutions, including online deposit accounts, electronic payment processing and marketplace lending, without having a physical presence where their customers are located. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. In many cases, our competitors have substantially greater resources and lending limits and offer certain services that we do not currently provide. Our principal market areas can be characterized as markets with moderately increasing incomes, relatively low unemployment, increasing wealth (particularly in the growing resort areas such as Bozeman) and moderate population growth.

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

Fee Income

The Bank receives lending related fee income from a variety of sources. Its principal source of this income is from the origination and servicing of sold mortgage loans. Fees generated from mortgage loan servicing generally consist of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing for loans held by others. Mortgage loan servicing fees were $4.10 million and $3.21 million for the years ended December 31, 2021 and 2020, respectively. Other loan related fee income for late charges and other ancillary fees were $839,000 and $746,000 for the years ended December 31, 2021 and 2020, respectively.

Residential 1-4 Family Loans

The Bank originates residential 1-4 family mortgage loans secured by property located in the Bank’s market areas. At December 31, 2021, the Bank's balance of 1-4 family mortgage loans was $101.18 million or 10.82% of total loans. The Bank generally originates residential 1-4 family mortgage loans in amounts of up to 80.0% of the lesser of the appraised value or the selling price of the mortgaged property without requiring private mortgage insurance. A mortgage loan originated by the Bank, whether fixed rate or adjustable rate, can have a term of up to 30 years. The Bank holds substantially all of its adjustable rate and its 8, 10 and 12-year fixed rate loans in portfolio. Adjustable rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan. The Bank’s fixed rate 15-year and 20-year loans are held in portfolio or sold in the secondary market depending on market conditions. Generally, all 30-year fixed rate loans are sold in the secondary market. The volume of loan sales is dependent on the volume, type and term of loan originations, as well as market conditions.

The Bank derives a significant portion of its noninterest income from servicing of loans that it has sold. The Bank offers many of the fixed rate loans it originates for sale in the secondary market on a servicing retained basis. This means that we process the borrower’s payments and send them to the purchaser of the loan. This retention of servicing enables the Bank to increase fee income and maintain a relationship with the borrower. At December 31, 2021, the Bank had$1.84 billion in residential 1-4 family mortgage loans and $86.13 million in other loan categories sold with servicing retained. The Bank does not ordinarily purchase home mortgage loans from other financial institutions.

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

The Bank also lends funds for the residential 1-4 family construction. Residential 1-4 family construction loans are made both to individual homeowners for the construction of their primary residence and, to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for sale in the future. Residential 1-4 family construction loans accounted for $45.64 million or 4.88% of the Bank’s total loan portfolio at December 31, 2021.

A foreclosure moratorium in effect due to the COVID-19 pandemic was extended until July 31, 2021 for federally backed mortgages. The Bank encountered minimal impact related to the moratorium due to historically low number of foreclosures, and has worked and will continue to work with borrowers on forbearances as the need arises.

Commercial Real Estate Loans

The Bank originates commercial real estate loans including loans on multi-family dwellings. Commercial real estate loans made up 43.92% of the Bank’s total loan portfolio, or $410.57 million at December 31, 2021. The Bank’s commercial real estate loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by the Bank will not exceed 80.0% of the appraised value or the selling price of the property, whichever is less. Commercial real estate loans are typically made with fixed rates of interest and 5 to 15-year maturities. Upon maturity, the loan is repaid or the terms and conditions are renegotiated. Generally, all commercial real estate loans that we originate are secured by property located in the state of Montana and within the market areas of the Bank. The Bank’s largest single commercial real estate loan at December 31, 2021 was originated by the Bank and participated 50.0% to another bank in Alaska. The Company’s share of the total outstanding loan at December 31, 2021 was $11.60 million and it is collateralized by commercial real estate located in Bozeman, Montana. At December 31, 2021 this loan is performing in accordance with its repayment terms.

The Bank also lends funds for commercial construction and development. Commercial construction and development loans accounted for $92.40 million or 9.88% of the Bank’s total loan portfolio at December 31, 2021. In addition, the bank originates loans secured by farm and ranch real estate. Farmland loans accounted for $67.01 million or 7.17% of the Bank’s total loan portfolio at December 31, 2021.

Home Equity Loans

The Bank also originates home equity loans. These loans are secured by the borrowers’ primary residence, but are typically subject to a prior lien, which may or may not be held by the Bank. At December 31, 2021, $51.75 million or 5.54% of our total loans were home equity loans. Borrowers may use the proceeds from the Bank’s home equity loans for many purposes, including home improvement, debt consolidation or other purchasing needs. The Bank offers fixed rate, fixed payment home equity loans as well as variable and fixed rate home equity lines of credit. Fixed rate home equity loans typically have terms of no longer than 15 years.

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

Consumer Loans

As part of its strategy to invest in higher yielding shorter term loans, the Bank emphasized growth of its consumer lending portfolio in recent years. This portfolio includes personal loans secured by collateral other than real estate, unsecured personal loans and lines of credit and loans secured by deposits held by the Bank. As of December 31, 2021, consumer loans totaled $18.46 million or 1.97% of the Bank’s total loan portfolio. These loans consist primarily of auto loans, RV loans, boat loans, personal loans and credit lines and deposit account loans. Consumer loans are originated in the Bank’s market areas and generally have maturities of up to 7 years. For loans secured by savings accounts, the Bank will lend up to 90.0% of the account balance on single payment loans and up to 100.0% for monthly payment loans.

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

Commercial Loans

Commercial business loans amounted to $101.54 million, or 10.86% of the Bank’s total loan portfolio at December 31, 2021, including Paycheck Protection Program (“PPP”) loans of $4.46 million. Agricultural production loans amounted to $46.34 million, or 4.96% of the Bank’s total loan portfolio at December 31, 2021. The Bank’s commercial business loans are traditional business loans and are not secured by real estate. Such loans may be structured as unsecured lines of credit or may be secured by inventory, accounts receivable or other business assets. Agricultural operating loans are generally secured with equipment, cattle, crops or other non-real property and at times the underlying real property.

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

Loans to One Borrower

Under Montana law, commercial banks such as the Bank, are subject to certain exemptions and are allowed to select the Office of the Comptroller of the Currency (“OCC”) formula used to determine limits on credit concentrations to single borrowers to an amount equal to 15.0% of the institution’s total capital. As of December 31, 2021, the Bank’s limit to a single borrower was $24.87 million. Our largest aggregation of loans to one borrower was approximately $29.34 million at December 31, 2021. The total amount subject to the lending limit at December 31, 2021 was $17.75 million. This consisted of three loans: one commercial real estate loan secured by three properties, another commercial real estate loan secured by two properties, and the last commercial real estate loan secured by two properties. The first commercial real estate loan had a principal balance of $23.19 million at December 31, 2021. However, another bank is 50.0% participating in this loan for $11.60 million, leaving a net principal balance payable to the Bank of $11.60 million. As of December 31, 2021, the principal balance on the second commercial real estate loan was $4.47 million. The third commercial real estate loan had a principal balance of $1.68 million as of December 31, 2021. At December 31, 2021, these loans were performing in accordance with their terms. The Bank maintains the servicing for these loans.

Loan Solicitation and Processing

Our customary sources of mortgage loan applications include repeat customers, walk-ins and referrals from home builders and real estate brokers. We also advertise in local newspapers and on local radio and television. We currently have the ability to accept online mortgage loan applications through our website. Our branch managers and loan officers located at our headquarters and in branches, have authority to approve certain types of loans when presented with a completed application. Other loans must be approved at our main offices as disclosed below. Loan consultants or loan brokers are generally not utilized for either residential or commercial lending activities.

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

Loan Commitments

We generally provide commitments to fund fixed and adjustable-rate single-family mortgage loans for periods up to 60 days at a specified term and interest rate, and other loan categories for shorter time periods. The total amount of loans in process of origination for sale into the secondary market with interest rate lock commitments was $84.67 million as of December 31, 2021.

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

Our current deposit products include certificates of deposit accounts ranging in terms from 90 days to five years, as well as, checking, savings and money market accounts. Individual retirement account (“IRA”) certificates are included in certificates of deposit. The Bank may also enter into fixed rate brokered certificates when rates are competitive with other funding sources.

Deposits are obtained primarily from residents of Montana. We believe we are able to attract deposit accounts by offering outstanding service, competitive interest rates, convenient locations and service hours. We use traditional methods of advertising to attract new customers and deposits, including radio, television, print media advertising, and sales training. Management believes that nonresidents of Montana hold an insignificant number and amount of deposit accounts.

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

Borrowings

Deposits are the primary source of funds for our lending and investment activities and for general business purposes. However, as the need arises, or in order to take advantage of funding opportunities, we also borrow funds in the form of advances from FHLB of Des Moines ("FHLB") to supplement our supply of lendable funds and to meet deposit withdrawal requirements. We have Federal funds lines of credit with Pacific Coast Bankers Bank (“PCBB”), PNC Financial Services Group, Inc. (“PNC”), United Bankers’ Bank (“UBB”) and Texas Independent Bank ("TIB"). Our Federal funds line of credit with Zions Bank was terminated during 2021. In addition, Eagle has a line of credit with Bell Bank.

In June, 2020, the Company completed the issuance of $15.00 million in aggregate principal amount of subordinated notes due in 2030 in a private placement transaction to certain qualified institutional accredited investors. The notes bear interest at an annual fixed rate of 5.50%. Starting July 1, 2025, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be the three-month term Secured Overnight Financing Rate ("SOFR") plus a spread of 509.0 basis points. In February 2017, the Company completed the issuance, through a private placement, of $10.00 million aggregate principal amount of 5.75% fixed senior unsecured notes due in 2022. These notes were redeemed on February 15, 2022. In June 2015, the Company completed the issuance of $10.00 million in aggregate principal amount of subordinated notes due in 2025 in a private placement transaction to an institutional accredited investor. The notes had an annual fixed rate of 6.75%. The notes were redeemed on July 10, 2020. In September 2005, our predecessor entity formed a special purpose subsidiary, Eagle Bancorp Statutory Trust I (the “Trust”), for the purpose of issuing trust preferred securities in the amount of $5.16 million. Our predecessor entity issued subordinated debentures to the Trust, and the coupon on the debentures matches the dividend payment on the trust preferred securities. Upon the closing of the second-step conversion and reorganization, we assumed the obligations of our predecessor in connection with the subordinated debentures and trust preferred securities.

Subsidiary Activity

We are permitted to invest in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations. The following are subsidiaries of the Company: Opportunity Bank of Montana, Eagle Bancorp Statutory Trust I, Western Financial Services, Inc. and Opportunity Housing Fund, LLC.

Employees and Human Capital Resources

As of December 31, 2021, we had 352 full-time employees and 18 part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees to be good. The Board of Directors oversees the strategic management of our human capital resources. The Human Resources Department's day-to-day responsibility is managing our human capital resources.

Retention and Benefits

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being a high-level service provider. We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable benefits aids in retention of our top-performing employees. We promote health and wellness of our employees and strive to keep the employee portion of health care premiums to a minimum. In addition, nearly all of our employees are shareholders of the Company through participation in our ESOP, which aligns employee and shareholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our employees.

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

Federal Regulation of Commercial Banks

General

Deposits in the Bank, a Montana state-chartered commercial bank, are insured by the FDIC. The bank has no branches in any other state. The Bank is subject to regulation and supervision by the Montana Department of Administration’s Banking and Financial Institutions Division and the FRB. The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature, amount of, and collateral for loans. Federal laws also regulate community reinvestment and insider credit transactions and impose safety and soundness standards.

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

The FDIC assesses deposit insurance premiums on each insured institution quarterly based on annualized rates for one of four risk categories. The assessment base for calculating deposit insurance assessments is an institution's average total assets minus its average tangible equity (defined as Tier 1 capital). Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates. The assessment rate schedule establishes assessments ranging from 2.5 to 45 basis points. The FDIC may increase or decrease its rates for each quarter by 2 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.

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

Capital Requirements

Federal regulations require Federal Reserve member banks, such as Opportunity Bank of Montana and all other FDIC insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total average assets leverage ratio.

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Bank exercised its AOCI opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien 1-4 family residential mortgage loans, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet each of its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 until fully implemented at 2.5% on January 1, 2019.    The Bank’s actual capital ratios are set out in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Prompt Corrective Action

Federal law establishes a prompt corrective action framework to resolve the problems of undercapitalized depository institutions. The Federal Reserve  has adopted regulations to implement the prompt corrective action legislation. Those regulations were amended effective January 1, 2015 to incorporate the previously mentioned increased regulatory capital standards that were effective on the same date. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

Generally, a receiver or conservator must be appointed for an institution that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the FDIC within 45 days of the date a commercial bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Various restrictions, such as restrictions on capital distributions and growth, also apply to “undercapitalized” institutions. The Federal Reserve may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

The Bank was classified as “well-capitalized” under the prompt corrective action framework as of December 31, 2021.

Limitations on Capital Distributions

A principal source of the parent holding company’s cash is from dividends received from the Bank, which are subject to government regulation and limitation. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. The Bank is subject to Montana state law and, in certain circumstances, Montana law places limits or restrictions on a bank’s ability to declare and pay dividends. Additionally, current guidance from the FRB provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. Federal regulations also limit banks’ ability to issue dividends by imposing a capital conservation buffer requirement.

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

Our authority to extend credit to executive officers, directors and 10.0% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, FRB Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2021, we were in compliance with these regulations.

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

Eagle obtained the necessary approvals from the FRB and the Montana Division of Banking and Financial Institutions before acquiring each of its previous acquisitions.

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

Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine, terrorism and other geopolitical events.

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

We are subject to physical and financial risks associated with climate change and other weather and natural disaster impacts.

The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment.  As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. Although the U.S. rejoined the Paris Agreement, effective as of February 19, 2021, and the U.S. Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change, each of which may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes, which may require us to expend significant capital and incur compliance, operating, maintenance and remediation costs. Given the lack of empirical data on the credit and other financial risks posed by climate change, it is impossible to predict how climate change may impact our financial condition and operations; however, as a banking organization, the physical effects of climate change on the Bank may present certain unique risks.

The physical risks of climate change include discrete events, such as flooding, hurricanes, tornadoes, and wildfires, and longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Physical risks may alter the Company’s strategic direction in order to mitigate certain financial risks. Our operations are located in Montana and are susceptible to severe weather events including severe droughts, wildfires, floods, severe winter storms and tornadoes. Any of these, or any other severe weather event, could cause disruption to our operations and could have a material adverse effect on our overall business, results of operations or financial condition. We have taken certain preemptive measures that we believe will mitigate these adverse effects; however, such measures cannot prevent the disruption that a catastrophic drought, wildfire, tornado or other severe weather event could cause to the markets that we serve and any resulting adverse impact on our customers, such as hindering our borrowers’ ability to timely repay their loans, diminishing the value of any collateral held by us, interrupting supply chains, causing significant property damage, causing us to incur additional expense or resulting in a loss of revenue, and affecting the stability of our deposit base. The severity and impact of future droughts, wildfires, floods, tornadoes and other weather-related events are difficult to predict and may be exacerbated by global climate change. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on our customers, which could limit our ability to raise and invest capital in these areas and communities, each of which could have a material adverse effect on our financial condition and results of operations.

Climate change may worsen the frequency and severity of future droughts, wildfires, floods, tornadoes and other extreme weather-related events that could cause disruption to our business and operations.  Chronic results of climate change such as shifting weather patterns could also cause disruption to our business and operations.  Climate change may also result in new and/or more stringent regulatory requirements for the Company, which could materially affect the Company’s results of operations by requiring the Company to take costly measures to comply with any new laws or regulations related to climate change that may be forthcoming.  New regulations, shift in customer behaviors, supply chain collapse or breakthrough technologies that accelerate the transition to a lower carbon economy may negatively affect certain sectors and borrowers in our loan portfolio, impacting their ability to timely repay their loans or decreasing the value of any collateral held by us.

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

Our noninterest income attributable to mortgage banking activities has grown significantly in recent years. We originate and sell mortgage loans, including $1.06 billion of mortgage loans sold during 2021. We rely on Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and other purchasers to purchase loans in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases from us due to capital constraints or other factors, including, with respect to FNMA and FHLMC, a change in the criteria for conforming loans. In addition, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of FNMA and FHLMC. The exact effects of any such reforms are not yet known, but may limit our ability to sell conforming loans to FNMA and FHLMC. In addition, mortgage lending is highly regulated, and our inability to comply with all federal and state regulations and investor guidelines regarding the origination, underwriting documentation and servicing of mortgage loans may also impact our ability to continue selling mortgage loans. If we are unable to continue to sell loans in the secondary market or we experience a period of low mortgage activity, our noninterest income as well as our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations.

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

Failure to complete our proposed merger with FCB could negatively impact our business, financial results and stock price.

If our proposed merger with FCB is not completed for any reason, our ongoing business may be adversely affected, and, without realizing any of the benefits of having completed the proposed merger, we will be subject to a number of risks, including the following:

●	we will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor and printing fees;
●	the FCB merger agreement places certain restrictions on the conduct of both the Company's and FCB's business before completion of the merger, which may adversely affect our ability to execute certain of our business strategies; and
●	matters relating to the merger are requiring substantial commitments of time and resources by our management, which could have been devoted to other opportunities that may have been beneficial to us.

In addition, if the merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. For example, we may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. The market price of our common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. If the merger is not completed, we cannot assure you that the risks described above will not materialize and will not materially affect our business, financial results and stock price.

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

As of December 31, 2021, approximately 12.12% of our total gross loan portfolio was comprised of farmland and agricultural production loans. As of December 31, 2021, we had $113.34 million in farmland and agricultural production loans, including $67.01 million in farmland loans, and $46.34 million in agricultural production loans. Repayment of farmland and agricultural production loans depends primarily on the successful raising and feeding of livestock or planting and harvest of crops and marketing the harvested commodity. Collateral securing these loans may be a illiquid. In addition, the limited purpose of some agricultural-related collateral affects credit risk because such collateral may have limited or no other uses to support values when loan repayment problems emerge. Our farmland and agricultural production lending staff have specific technical expertise that we depend on to mitigate our lending risks for these loans and we may have difficulty retaining or replacing such individuals. Many external factors can impact our agricultural borrowers' ability to repay their loans, including adverse weather conditions, water issues, commodity price volatility, diseases, land values, production costs, changing government regulations and subsidy programs, changing tax treatment, technological changes, labor market shortages/increased wages, and changes in consumers' preferences, over which our borrowers may have no control. These factors, as well as recent volatility in certain commodity prices could adversely impact the ability of those to whom we have made farmland and agricultural production loans to perform under the terms of their borrowing arrangements with us, which in turn could result in credit losses and adversely affect our business, financial condition and results of operations.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

We are required to own common stock of FHLB to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB’s advance program. The aggregate cost of our FHLB common stock as of December 31, 2021 was $1.70 million. FHLB common stock is not a marketable security and can only be redeemed by the FHLB.

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

The Company's executive office is located at 1400 Prospect Avenue in Helena, Montana. As of December 31, 2021, the Bank conducted its business through 27 locations; including 23 full-service branches, one community banking office and three other buildings located in Helena and Missoula, Montana. The following table includes the locations by city, as well as whether they are owned or leased.

	Occupancy Type
Locations	Owned	Leased	Total Locations
Big Timber, Montana	1	-	1
Billings, Montana	2	1	3
Bozeman, Montana	2	1	3
Butte, Montana	1	-	1
Choteau, Montana	1	-	1
Denton, Montana	1	-	1
Dutton, Montana	1	-	1
Great Falls, Montana	-	1	1
Hamilton, Montana	1	-	1
Helena, Montana	4	1	5
Livingston, Montana	1	-	1
Missoula, Montana	1	2	3
Sheridan, Montana	1	-	1
Townsend, Montana	1	-	1
Twin Bridges, Montana	1	-	1
Winifred, Montana	-	1	1
Wolf Point, Montana	1	-	1
Total	20	7	27

Management believes all locations are in good condition and meet the operating needs of the Company. As of December 31, 2021, the book value of premises and equipment owned and leased by the Bank totaled $67.27 million. For additional information regarding the Company's premises and equipment and lease obligations, see Note 6 to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data".

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

Our common stock is traded on the Nasdaq Global Market under the symbol “EBMT.” At the close of business on December 31, 2021, there were 6,794,811 shares of common stock outstanding, held by approximately 874 shareholders of record. The closing price of the common stock on December 31, 2021, was $22.98 per share.

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

On July 22, 2021, Eagle's Board of Directors (the "Board") authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased during the year ended December 31, 2021 other than the issuer tender offer. The plan expires on July 22, 2022.

On July 23, 2020, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchased its shares and the timing of such repurchase depended upon market conditions and other corporate considerations. During the third quarter of 2020, 41,337 shares were purchased under this plan at an average price of $15.75 per share. However, no shares were purchased during the fourth quarter of 2020 or during 2021. The plan expired on July 23, 2021.

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

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of Eagle is intended to help investors understand our company and our operations. The financial review is provided as a supplement to, and should be read in conjunction with the Consolidated Financial Statements and the related Notes included elsewhere in this report.

Introduction

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes Eagle and its subsidiaries' results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020, and also analyzes our financial condition as of December 31, 2021 as compared to December 31, 2020. Like most banking institutions, our principal business consists of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including real estate and other consumer assets. We are significantly affected by prevailing economic conditions, particularly interest rates, as well as government policies concerning, among other things, monetary and fiscal affairs, housing and financial institutions and regulations regarding lending and other operations, privacy and consumer disclosure. Attracting and maintaining deposits is influenced by a number of factors, including interest rates paid on competing investments offered by other financial and nonfinancial institutions, account maturities, fee structures and levels of personal income and savings. Lending activities are affected by the demand for funds and thus are influenced by interest rates, the number and quality of lenders and regional economic conditions. Sources of funds for lending activities include deposits, borrowings, repayments on loans, cash flows from maturities of investment securities and income provided from operations.

Our earnings depend primarily on our level of net interest income, which is the difference between interest earned on our interest-earning assets, consisting primarily of loans and investment securities, and the interest paid on interest-bearing liabilities, consisting primarily of deposits, borrowed funds, and trust-preferred securities. Net interest income is a function of our interest rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities, as well as a function of the average balance of interest-earning assets compared to interest-bearing liabilities. Also contributing to our earnings is noninterest income, which consists primarily of service charges and fees on loan and deposit products and services, net gains and losses on sale of assets, and mortgage loan service fees. Net interest income and noninterest income are offset by provisions for loan losses, general administrative and other expenses, including salaries and employee benefits and occupancy and equipment costs, as well as by state and federal income tax expense.

The Bank has a strong mortgage lending focus, with a large portion of its loan originations represented by single-family residential mortgages, which has enabled it to successfully market home equity loans, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.). The Bank has also focused on adding commercial loans to our portfolio, both real estate and non-real estate. We have made significant progress in this initiative. As of December 31, 2021, commercial real estate and commercial business loans represented 60.97% and 15.82% of the total loan portfolio, respectively. The purpose of this diversification is to mitigate our dependence on the residential mortgage market, as well as to improve our ability to manage our interest rate spread. Recent acquisitions have added to our agricultural loans, which generally have shorter maturities and nominally higher interest rates. This has provided additional interest income and improved interest rate sensitivity. The Bank’s management recognizes that fee income will also enable it to be less dependent on specialized lending and it maintains a significant loan serviced portfolio, which provides a steady source of fee income. As of December 31, 2021, we had mortgage servicing rights, net of $13.69 million compared to $10.11 million as of December 31, 2020. Gain on sale of loans also provides significant noninterest income in periods of high mortgage loan origination volumes. Such income will be adversely affected in periods of lower mortgage activity.

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee decreased the federal funds target rate during the year ended December 31, 2020 from 1.75% to 0.25%. The rate remained at 0.25% during the year ended December 31, 2021. The rate reductions add continued pressure on loan yields.

COVID-19

The Company's performance for the year ended December 31, 2021 was solid due to higher loan production, record deposit generation and net interest income growth. However, the Company also continues to see the impact of the COVID-19 pandemic and its consequences on our Montana communities. The Bank remains focused on supporting our customers, communities and employees while prudently managing risk. The Bank is closely monitoring borrowers and businesses serviced and is providing debt service relief for those that have been impacted.

On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) providing economic relief for the country, including the $349 billion Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) to fund short-term loans for small businesses. In April 2020, additional funding was approved for the PPP. Eagle began taking loan applications from its small business clients immediately after the program was implemented, and as of the close of the program, had helped764 customers receive $45.71 million in SBA PPP loans. The Bank has processed applications for PPP loan forgiveness for customers, with759 loans representing over $45.31 million now paid in full. The remaining five SBA PPP loans represent $402,000.

On December 27, 2020, the Consolidated Appropriations Act (“CAA”) was signed into law, providing new COVID-19 stimulus relief, and it included $284 billion allocated for another round of PPP lending, extending the program to March 31, 2021. On March 31, 2021, the program was extended to May 31, 2021. The program offered new PPP loans for companies that did not receive a PPP loan in 2020, and also “second draw” loans targeted at hard-hit businesses that have already spent their initial PPP proceeds. As of the close of the program, Eagle supported 646 borrowers in receiving $19.51 million in new PPP funding. The Bank has processed applications for PPP loan forgiveness for customers, with514 loans representing$15.45 million now paid in full. The remaining 132 PPP loans represent$4.06 million.

While all industries have and will continue to experience adverse impacts as a result of the COVID-19 pandemic, we had exposures in the following impacted industries, as a percentage of loans as of December 31, 2021: hotels and lodging (6.8%), health and social assistance (3.5%), bars and restaurants (2.7%), casinos (0.8%) and nursing homes (0.4%). The Bank continues to reach out to specific borrowers to assess the risks and understand their needs.

The Bank has offered multiple accommodation options to its clients, including 90-day deferrals, forbearances and interest only payments. During 2020, the Montana Board of Investments ("MBOI") began offering 12-months of interest payment assistance to qualified borrowers. As of December 31, 2021, there way only one remaining loan modification for a nonresidential borrower representing a loan for $6,000, compared to40 nonresidential borrowers representing $29.00 million, or 3.5% of gross loans excluding loans held-for-sale, as of December 31, 2020. The Bank qualified32 borrowers for the MBOI program representing$27.25 million in loans, all of which had aged out of the program as of the third quarter of 2021. Only one loan in the hotel and lodging industry was approved in the MBOI loan program and was considered a troubled debt restructured (“TDR”) loan as of December 31, 2020, prior to aging out of the program. No other loans that had been modified related to COVID-19 were reported as TDR's due to the CARES Act exemption. As of December 31, 2021 there remain approximately 15 forbearances approved for residential mortgage loans, all of which are sold and serviced. Utilization of credit lines were78.6% at December 31, 2021 to 82.7% at December 31, 2020, which has declined slightly compared to historical usage rates.

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

As of December 31, 2021, our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses. We rely on cash on hand as well as dividends from our subsidiary bank to service our debt. If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

As of December 31, 2021, our goodwill was not impaired. COVID-19 could cause a further and sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our goodwill is impaired, a noncash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At December 31, 2021 we had goodwill of $20.8 million.

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

On October 1, 2021, Eagle announced that it had reached an agreement to acquire First Community Bancorp, Inc. ("FCB"), a Montana corporation and its wholly-owned subsidiary, First Community Bank, a Montana chartered commercial bank. The agreement provides that, upon the terms and subject to the conditions set forth in the agreement, FCB will merge with and into Eagle, with Eagle continuing as the surviving corporation. Upon completion of the transaction, Eagle will have an additional $377 million of assets, $306 million of deposits and $208 million in gross loans, based on September 30, 2021 information. Headquartered in Glasgow, Montana, FCB currently operates nine branches and two mortgage loan production offices. The transaction is subject to the approvals of bank regulatory agencies, the shareholders of Eagle and FCB and other customary closing conditions. As of March 9, 2022, the Company received approval of the pending merger from the Montana Department of Banking and Financial Institutions, and the shareholders of both Eagle and FCB have approved the transaction. The Company is awaiting the approval of the Federal Reserve Board. The acquisition is expected to close during the first quarter of 2022. Upon approval, a Form 8-K will be filed to disclose the anticipated closing date.

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

Allowance for Loan Losses

We recognize that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan, the creditworthiness of the borrower, general economic conditions and the quality of the collateral for the loan. We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management’s estimate of probable losses based on all available information. This allowance is based on management’s evaluation of the collectability of the loan portfolio, including past loan loss experience, known and inherent losses, information about specific borrower situations and estimated collateral values, and current economic conditions. The loan portfolio and other credit exposures are regularly reviewed by management in its determination of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes a review of historical losses, internal data including delinquencies among others, industry data, and economic conditions.

In addition, as an integral part of their examination process, banking regulators will periodically review our allowance for loan losses and may require us to make additional provisions for estimated losses based upon judgments different from those of management. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of loans deteriorate as a result of the factors discussed previously. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations. The allowance is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. Such changes could impact future results.

Goodwill and Other Intangible Assets

The Company accounts for business combinations under the acquisition method of accounting. The Company records assets acquired, including identifiable intangible assets and liabilities assumed at their fair values as of the acquisition date. Transaction costs related to the acquisition are expensed in the period incurred. Results of operations of the acquired entity are included in the consolidated statements of income from the date of acquisition. Any measurement-period adjustments are recorded in the period the adjustment is identified.

The excess of consideration paid over fair value of net assets acquired is recorded as goodwill. Determining the fair value of assets acquired, including identifiable intangible assets and liabilities assumed often requires significant use of estimates and assumptions. This may involve estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques such as estimates of attrition, inflation, asset growth rates, discount rates, multiples of earnings or other relevant factors. Goodwill is not amortized, but is tested at least annually for impairment.

Other intangible assets are assigned useful lives and amortized. The determination of useful lives is subjective. See Note 7 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further information.

The Company's accounting policies and discussion of recent accounting pronouncements is included in Note 1 to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data".

Financial Condition

December 31, 2021 compared to December 31, 2020

Total assets were $1.44 billion at December 31, 2021, an increase of $178.30 million, or 14.2% from $1.26 billion at December 31, 2020.Securities available-for-sale increased by $108.31 million from $162.95 million at December 31, 2020. In addition, loans receivable, net increased by $91.14 million from December 31, 2020. Total liabilities were $1.28 billion at December 31, 2021, an increase of $174.50 million, or 15.8%, from $1.10 billion at December 31, 2020. The increase was largely due to an increase in deposits slightly offset by a reduction in FHLB advances and other borrowings. Total deposits increased by $189.47 million from December 31, 2020. However, FHLB advances and other borrowings decreased $12.07 million from December 31, 2020. Total shareholders’ equity increased by $3.79 million from December 31, 2020.

Financial Condition Details

Investment Activities

We maintain a portfolio of investment securities, classified as either available-for-sale or held-to-maturity to enhance total return on investments. Our investment securities generally include U.S. government and agency obligations, U.S. treasury obligations, Small Business Administration pools, municipal securities, corporate obligations, mortgage-backed securities (“MBSs”), collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABSs”), all with varying characteristics as to rate, maturity and call provisions. There were no held-to-maturity investment securities included in the investment portfolio at December 31, 2021 or 2020. All investment securities included in the investment portfolio are available-for-sale. Eagle also has interest-bearing deposits in other banks and federal funds sold, as well as, stock in FHLB and FRB. FHLB stock was $1.70 million and $2.06 million at December 31, 2021 and 2020, respectively. FRB stock was $2.97 million at both December 31, 2021 and 2020.

The following table summarizes investment activities:

	December 31,
	2021		2020		2019
	Fair Value	Percentage of Total	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government obligations	$1,633	0.60%	$2,245	1.38%	$695	0.55%
U.S. treasury obligations	53,183	19.61	5,657	3.47	12,902	10.17
Municipal obligations	123,667	45.58	99,088	60.81	52,222	41.17
Corporate obligations	9,336	3.44	10,663	6.54	8,388	6.61
Mortgage-backed securities	14,636	5.40	7,669	4.71	9,495	7.48
Collateralized mortgage obligations	63,067	23.25	31,189	19.14	33,334	26.27
Asset-backed securities	5,740	2.12	6,435	3.95	9,839	7.75
Total securities available-for-sale	$271,262	100.00%	$162,946	100.00%	$126,875	100.00%

Securities available-for-sale were $271.26 million at December 31, 2021, an increase of $108.31 million, or 66.5%, from $162.95 million at December 31, 2020. The increase was largely driven by purchase activity due to excess liquidity levels.

The following table sets forth information regarding fair values, weighted average yields and maturities of investments. The yields have been computed on a tax equivalent basis. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	December 31, 2021
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total Investment Securities
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Approximate Market Value	Weighted Average Yield
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government obligations	$-	0.00%	$-	0.00%	$1,633	2.07%	$-	0.00%	$1,633	$1,633	2.07%
U.S. treasury obligations	-	0.00	5,457	2.76	47,726	0.01	-	0.00	53,183	53,183	0.02
Municipal obligations	223	2.65	4,843	2.60	27,321	0.03	91,280	0.03	123,667	123,667	0.03
Corporate obligations	3,003	2.31	3,008	1.18	3,325	0.05	-	0.00	9,336	9,336	0.03
Mortgage-backed securities	-	0.00	-	0.00	212	0.02	14,424	0.01	14,636	14,636	0.01
Collateralized mortgage obligations	-	0.00	6,853	2.88	-	0.00	56,214	0.01	63,067	63,067	0.01
Asset-backed securities	-	0.00	-	0.00	-	0.00	5,740	0.01	5,740	5,740	0.01
Total securities available-for-sale	$3,226	2.33%	$20,161	1.78%	$80,217	1.13%	$167,658	2.09%	$271,262	$271,262	2.07%

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	December 31,
	2021		2020		2019		2018		2017
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential 1-4 family (1)	$101,180	10.82%	$110,802	13.14%	$119,296	15.28%	$116,939	18.92%	$109,911	21.37%
Residential 1-4 family construction	45,635	4.88	46,290	5.49	38,602	4.95	27,168	4.40	25,306	4.92
Total residential 1-4 family	146,815	15.70	157,092	18.63	157,898	20.23	144,107	23.32	135,217	26.29

Commercial real estate	410,568	43.92	316,668	37.56	331,062	42.41	256,784	41.54	194,805	37.88
Commercial construction and development	92,403	9.88	65,281	7.74	52,670	6.75	41,739	6.75	38,351	7.46
Farmland	67,005	7.17	65,918	7.82	50,293	6.44	29,915	4.84	11,627	2.26
Total commercial real estate	569,976	60.97	447,867	53.12	434,025	55.60	328,438	53.13	244,783	47.60

Total real estate loans	716,791	76.67	604,959	71.75	591,923	75.83	472,545	76.45	380,000	73.89

Other loans:
Home equity	51,748	5.54	56,563	6.71	56,414	7.23	52,159	8.44	52,672	10.24
Consumer	18,455	1.97	20,168	2.39	18,882	2.42	16,565	2.68	15,712	3.06

Commercial	101,535	10.86	109,209	12.95	72,797	9.33	59,053	9.56	63,300	12.31
Agricultural	46,335	4.96	52,242	6.20	40,522	5.19	17,709	2.87	2,563	0.50
Total commercial loans	147,870	15.82	161,451	19.15	113,319	14.52	76,762	12.43	65,863	12.81

Total other loans	218,073	23.33	238,182	28.25	188,615	24.17	145,486	23.55	134,247	26.11

Total loans	934,864	100.00%	843,141	100.00%	780,538	100.00%	618,031	100.00%	514,247	100.00%

Deferred loan fees	(1,725)		(2,038)		(1,303)		(1,098)		(1,093)
Allowance for loan losses	(12,500)		(11,600)		(8,600)		(6,600)		(5,750)

Total loans, net	$920,639		$829,503		$770,635		$610,333		$507,404

(1) Excludes loans held-for-sale

Loans receivable, net increased $91.14 million to $920.64 million at December 31, 2021. The increase was largely driven by an increase in total commercial real estate loans of $122.11 million. Construction projects were slow to start in 2020 and early 2021 due to COVID-19 concerns and supply chain issues. This increase was offset by decreases in total commercial loans of $13.58 million, total residential 1- 4 family loans of $10.27 million, home equity loans of $4.81 million and consumer loans of $1.71 million.

Total loan originations were $1.56 billion for the year ended December 31, 2021. Total residential 1-4 family originations were $1.14 billion, which includes $1.04 billion of originations of loans held-for-sale. Total commercial real estate originations were $274.40 million. Total commercial originations were $110.58 million, which includes $19.51 million of SBA PPP loans. Home equity loan originations totaled $25.59 million. Consumer loan originations totaled $8.94 million. Loans held-for-sale decreased by $28.80 million, to $25.82 million at December 31, 2021 from $54.62 million at December 31, 2020 after a robust refinancing period in 2020.

Loan Maturities. The following table sets forth the estimated maturity of the loan portfolio of the Bank at December 31, 2021. Balances exclude deferred loan fees and allowance for loan losses. Scheduled principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of a loan is typically substantially less than its contractual terms because of prepayments. In addition, due on sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, the borrower sells the real property, subject to the mortgage, and the loan is not paid off. All mortgage loans are shown to be maturing based on the date of the last payment required by the loan agreement, except as noted.

Loans having no stated maturity, those without a scheduled payment, demand loans and matured loans, are shown as due within six months.

	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total

Total residential 1-4 family (1)	$38,411	$13,739	$53,488	$41,177	$146,815
Total commercial real estate	48,846	48,016	333,732	139,382	569,976
Home equity	3,403	15,867	32,062	416	51,748
Consumer	942	12,922	4,367	224	18,455
Total Commercial	45,024	52,147	49,483	1,216	147,870
Total loans (1)	$136,626	$142,691	$473,132	$182,415	$934,864

(1) Excludes loans held-for-sale

The following table includes loans by fixed or adjustable rates at December 31, 2021:

	Fixed	Adjustable	Total
	(Dollars in Thousands)
Due after December 31, 2022:
Total residential 1-4 family (1)	$52,669	$55,735	$108,404
Total commercial real estate	27,368	493,762	521,130
Home equity	43,605	4,740	48,345
Consumer	14,679	2,834	17,513
Total commercial	1,176	101,670	102,846
Total due after December 31, 2022 (1)	139,497	658,741	792,238

Due in less than one year	18,262	118,364	136,626

Total loans (1)	$157,759	$777,105	$934,864

Percent of total	16.88%	83.12%	100.00%

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. Subsequent write-downs are recorded as a charge to operations. As of December 31, 2021 and 2020, the Bank had $4,000 and $25,000, respectively, of real estate owned and other repossessed property.

The State of Montana placed a freeze on foreclosures on March 28, 2020. Subsequently the State of Montana released the freeze effective May 24, 2020 with the exception of continued protections for those individuals deemed vulnerable to the coronavirus. The Federal foreclosure moratorium that began March 18, 2020 was later extended to July 31, 2021. On June 28, 2021, the Consumer Financial Protection Bureau finalized a rule requiring loan servicers to enhance their efforts to help homeowners affected by the COVID-19 pandemic. As a result, servicers could not initiate a foreclosure until the borrower was more than 120 days delinquent and were effectively prohibited from beginning the foreclosure process before January 1, 2022. However, the Bank has had minimal impact due to foreclosures affected by these freezes.

Loans are reviewed on a quarterly basis and are placed on nonaccrual status when they are 90 days or more delinquent. Loans may be placed on nonaccrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. At December 31, 2021, the Bank had $5.49 million ($4.89 million net of specific reserves for loan losses) of loans that were nonperforming and held on nonaccrual status. At December 31, 2020, the Bank had $6.27 million ($5.92 million net of specific reserves for loan losses) of loans that were nonperforming and held on nonaccrual status.

The following table provides information regarding the Bank’s delinquent loans:

	December 31, 2021
	30-89 Days			90 Days and Greater
	Number	Amount	Percentage of Total	Number	Amount	Percentage of Total
	(Dollars in Thousands)			(Dollars in Thousands)
Loan type:
Real estate loans:
Residential 1-4 family	2	$21	2.26%	-	$-	0.00%
Commercial real estate	2	788	84.64	-	-	0.00
Farmland	2	61	6.55	-	-	0.00
Other loans:
Consumer	24	55	5.91	-	-	0.00
Commercial	1	6	0.64	-	-	0.00
Total	31	$931	100.00%	-	$-	0.00%

The following table sets forth information regarding nonperforming assets:

	December 31,
	2021	2020	2019	2018	2017
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential 1-4 family	$616	$684	$618	$253	$475
Residential 1-4 family construction	337	337	337	634	-
Commercial real estate	497	631	583	432	-
Commercial construction and development	-	36	50	13	-
Farmland	989	2,245	323	-	-
Other loans:
Home equity	100	94	78	469	242
Consumer	62	151	156	127	153
Commercial	516	537	750	308	107
Agricultural	1,718	1,542	499	32	-
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	-	34	4	130	-
Residential 1-4 family construction	-	170	-	-	-
Commercial real estate	-	-	-	1,347	-
Other loans:
Home equity	-	-	-	-	-
Commercial	-	6	-	-	-
Agricultural	-	182	1,805	-	-
Restructured loans
Real estate loans:
Commercial real estate	1,527	1,633	-	-	-
Commercial construction and development	-	14	-	-	-
Farmland	641	-	153	-	-
Other loans:
Home equity	15	17	20	22	-
Commercial	-	-	74	-	-
Agricultural	41	160	-	-	-
Total nonperforming loans	7,059	8,473	5,450	3,767	977
Real estate owned and other repossessed property, net	4	25	26	107	525
Total nonperforming assets	$7,063	$8,498	$5,476	$3,874	$1,502

Total nonperforming loans to total loans	0.76%	1.00%	0.70%	0.61%	0.19%
Total nonperforming loans to total assets	0.49%	0.67%	0.52%	0.44%	0.14%
Total nonaccrual loans to total loans	0.59%	0.74%	0.47%	0.37%	0.19%
Total allowance for loan loss to nonperforming loans	177.08%	136.91%	157.80%	175.21%	588.54%
Total nonperforming assets to total assets	0.49%	0.68%	0.52%	0.45%	0.21%

Nonaccrual loans as of December 31, 2021 and 2020 include $492,000 and $1.28 million, respectively of acquired loans that deteriorated subsequent to the acquisition date.

During the year ended December 31, 2021, the Bank sold three real estate owned and other repossessed assets resulting in a net loss of $12,000. There was one write-down on real estate owned and other repossessed assets for a loss of $10,000 during the year ended December 31, 2021. During the year ended December 31, 2020, the Bank sold five real estate owned and other repossessed assets resulting in a net loss of $9,000. There were no write-down on real estate owned and other repossessed assets during the year ended December 31, 2020. During the year ended December 31, 2021 and 2020, an insignificant amount of interest was recorded on loans previously accounted for on a nonaccrual basis.

Management, in compliance with regulatory guidelines, conducts an internal loan review program, whereby loans are placed or classified in categories depending upon the level of risk of nonpayment or loss. These categories are special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful, management is required to evaluate the loan for impairment and establish an allowance for loan loss if deemed necessary. When management classifies a loan as a loss asset, an allowance equaling up to 100.0% of the loan balance is required to be established or the loan is required to be charged-off. The allowance for loan losses is composed of an allowance for both inherent risk associated with lending activities and specific problem assets.

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

The following table reflects our classified assets:

	December 31, 2021
	Special
	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$-	$301	$199	$-	$500
Residential 1-4 family construction	-	337	-	-	337
Commercial real estate	1,527	2,145	-	-	3,672
Commercial construction and development	-	-	-	-	-
Farmland	177	1,744	47	-	1,968
Other loans:
Home equity	-	134	-	-	134
Consumer	-	63	-	-	63
Commercial	130	524	-	-	654
Agricultural	332	1,444	9	-	1,785
Total loans	2,166	6,692	255	-	9,113

Real estate owned/repossessed property, net					4

					$9,117

	December 31, 2020
	Special
	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$-	$857	$199	$-	$1,056
Residential 1-4 family construction	-	337	-	-	337
Commercial real estate	2,568	2,344	-	-	4,912
Commercial construction and development	14	36	-	-	50
Farmland	136	2,164	53	-	2,353
Other loans:
Home equity	274	112	-	-	386
Consumer	-	151	-	-	151
Commercial	829	570	-	-	1,399
Agricultural	355	1,395	121	-	1,871
Total loans	4,176	7,966	373	-	12,515

Real estate owned/repossessed property, net					25

					$12,540

Allowance for Loan Losses. The Bank segregates its loan portfolio for loan losses into the following broad categories: residential 1-4 family, commercial real estate, home equity, consumer and commercial. The Bank provides for a general allowance for losses inherent in the portfolio in the categories referenced above. General loss percentages which are calculated based on historical analyses and other factors such as volume and severity of delinquencies, local and national economy, underwriting standards and other factors. This portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is subjective in nature and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and nonaccruals; trends in volume; terms and portfolio mix; new credit products; changes in lending policies and procedures; and changes in the outlook for the local and national economy.

At least quarterly, the management of the Bank evaluates the need to establish an allowance for losses on specific loans when a finding is made that a loss is estimable and probable. Such evaluation includes a review of all loans for which full collectability may not be reasonably assured and considers, among other matters: the estimated market value of the underlying collateral of problem loans; prior loss experience; economic conditions; and overall portfolio quality.

Provisions for, or adjustments to, estimated losses are included in earnings in the period they are established. At December 31, 2021, we had $12.50 million in allowances for loan losses.

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

The following table includes information for allowance for loan losses:

	Years Ended
	December 31,
	2021	2020	2019
	(Dollars in Thousands)

Beginning balance	$11,600	$8,600	$6,600

Provision for loan losses	861	3,130	2,627
Loans charged-off
Commercial real estate	(35)	(18)	(195)
Home equity	-	-	(75)
Consumer	(16)	(36)	(78)
Commercial	(6)	(173)	(380)
Recoveries
Commercial real estate	21	12	17
Home equity	-	-	-
Consumer	8	16	26
Commercial	67	69	58
Net loans charged-off	39	(130)	(627)

Ending balance	$12,500	$11,600	$8,600

Allowance for loan losses to total loans excluding loans held-for-sale	1.34%	1.38%	1.10%
Allowance for loan losses to total nonperforming loans	177.08%	136.91%	157.80%
Allowance for loan losses to nonaccrual loans	227.65%	184.89%	236.20%
Net charge-offs to average loans outstanding during the period	0.00%	0.01%	0.08%

Net charge-offs to average loans outstanding for each loan category are considered insignificant for the periods presented in the table above.

The following table presents allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans:

	December 31,
	2021			2020			2019
	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Residential 1-4 family	$1,596	12.77%	15.70%	$1,506	12.98%	18.63%	$1,301	15.13%	20.23%
Commercial real estate	7,470	59.76	60.97	6,951	59.92	53.12	4,826	56.12	55.6
Total real estate loans	9,066	72.53	76.67	8,457	72.90	71.75	6,127	71.25	75.83

Other loans:
Home equity	533	4.26	5.54	515	4.44	6.71	477	5.55	7.23
Consumer	365	2.92	1.97	364	3.14	2.39	284	3.30	2.42
Commercial	2,536	20.29	15.82	2,264	19.52	19.15	1,712	19.9	14.52
Total other loans	3,434	27.47	23.33	3,143	27.10	28.25	2,473	28.75	24.17

Total	$12,500	100.00%	100.00%	$11,600	100.00%	100.00%	$8,600	100.00%	100.00%

Deposits and Other Sources of Funds

Deposits. Deposits are the Company’s primary source of funds. Core deposits are deposits that are more stable and somewhat less sensitive to rate changes. They also represent a lower cost source of funds than rate sensitive, more volatile accounts such as certificates of deposit. We believe that our core deposits are checking, savings, money market and IRA accounts. Based on our historical experience, we include IRA accounts funded by certificates of deposit as core deposits because they exhibit the principal features of core deposits in that they are stable and generally are not rate sensitive. Core deposits were $1.10 billion or 89.8% of the Bank’s total deposits at December 31, 2021 ($1.07 billion or 87.9% excluding IRA certificates of deposit). The presence of a high percentage of core deposits and, in particular, transaction accounts reflects in part our strategy to restructure our liabilities to more closely resemble the lower cost liabilities of a commercial bank. However, a significant portion of our deposits remains in certificate of deposit form. These certificates of deposit, if they mature and are renewed at higher rates, would result in an increase in our cost of funds.

The following table includes deposit accounts and associated weighted average interest rates for each category of deposits:

	December 31,
	2021			2020			2019
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
	Amount	of Total	Rate	Amount	of Total	Rate	Amount	of Total	Rate
	(Dollars in Thousands)
Noninterest checking	$368,846	30.16%	0.00%	$318,389	30.82%	0.00%	$200,035	24.72%	0.00%
Interest-bearing checking	203,410	16.64	0.02	160,614	15.55	0.02	116,397	14.39	0.03
Savings	223,069	18.25	0.06	179,868	17.41	0.06	126,991	15.7	0.08
Money market	277,469	22.7	0.25	202,407	19.59	0.24	132,506	16.38	0.42
Total	1,072,794	87.75	0.08	861,278	83.37	0.07	575,929	71.19	0.12
Certificates of deposit accounts:
IRA certificates	25,333	2.07	0.44	24,693	2.39	0.50	25,240	3.12	0.71
Brokered certificates	-	0.00	0.00	495	0.05	1.35	10,180	1.26	2.13
Other certificates	124,422	10.18	0.38	146,617	14.19	0.71	197,644	24.43	1.81
Total certificates of deposit	149,755	12.25	0.39	171,805	16.63	0.68	233,064	28.81	1.70
Total deposits	$1,222,549	100.00%	0.12%	$1,033,083	100.00%	0.18%	$808,993	100.00%	0.55%

Deposits increased by $189.47 million, or 18.3%, to $1.22 billion at December 31, 2021 from $1.03 billion at December 31, 2020. Money market increased by $75.06 million, noninterest checking increased by $50.46 million, savings increased by $43.20 million, and interest-bearing checking increased by $42.80 million. However, certificates of deposit decreased by $22.05 million. The decrease was driven by a decrease in other certificates of $22.20 million. Due to the continued low interest rate environment, some depositors have been compelled to move funds from other certificates to non-maturity deposits upon maturity.

At December 31, 2021 and 2020, the Company held $444.89 million and $326.53 million, respectively, in deposit accounts that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") requirements of $250,000 and greater.

The following table shows the amount of certificates of deposit with balances of $250,000 and greater by time remaining until maturity as of December 31, 2021:

Balance
$250,000
and Greater
(In Thousands)
3 months or less	$3,853
Over 3 to 6 months	4,482
Over 6 to 12 months	8,391
Over 12 months	7,746
Total	$24,472

Our depositors are primarily residents of the state of Montana.

Borrowings. Deposits are the primary source of funds for our lending and investment activities and for general business purposes. However, as the need arises, or in order to take advantage of funding opportunities, we also borrow funds in the form of advances from FHLB of Des Moines to supplement our supply of lendable funds and to meet deposit withdrawal requirements. In addition, during the year ended December 31, 2020, the Bank utilized the FRB's Payroll Protection Program Loan Funding ("PPPLF") facility as a partial source of funding for its SBA PPP loans. The Bank has Federal funds lines of credit with PCBB, PNC, TIB and UBB. Eagle has a line of credit with Bell Bank.

The following table includes information related to FHLB of Des Moines and other borrowings:

	Years Ended
	December 31,
	2021	2020	2019
	(Dollars in Thousands)
FHLB advances:
Average balance	$9,410	$61,252	$97,000
Maximum balance at any month-end	16,917	94,585	123,512
Balance at period end	5,000	17,070	88,350
Weighted average interest rate during the period	1.86%	1.84%	2.41%
Weighted average interest rate at period end	1.81%	1.89%	2.18%

FRB's PPPLF facility:
Average balance	$-	$14,675	$-
Maximum balance at any month-end	-	24,065	-
Balance at period end	-	-	-
Weighted average interest rate during the period	0.00%	0.35%	0.00%
Weighted average interest rate at period end	0.00%	0.00%	0.00%

Other:
Average balance	$548	$192	$2,307
Maximum balance at any month-end	-	-	6,311
Balance at period end	-	-	-
Weighted average interest rate during the period	0.43%	1.15%	2.11%
Weighted average interest rate at period end	0.00%	0.00%	0.00%

Total borrowings:
Average balance	$9,958	$76,119	$99,307
Maximum balance at any month-end	16,917	105,820	124,377
Balance at period end	5,000	17,070	88,350
Weighted average interest rate during the period	1.86%	1.55%	2.40%
Weighted average interest rate at period end	1.81%	1.89%	2.18%

Advances from FHLB and other borrowings decreased by $12.07 million to $5.00 million at December 31, 2021 compared to $17.07 million at December 31, 2020. This decrease is due to maturities.

Other Long-Term Debt. The following table summarizes other long-term debt activity:

	December 31,		December 31,
	2021		2020
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Senior notes fixed at 5.75%, due 2022	$9,996	33.47%	$9,952	33.41%
Subordinated debentures fixed at 5.5% to floating, due 2030	14,718	49.27	14,684	49.29
Subordinated debentures variable, due 2035	5,155	17.26	5,155	17.30
Total other long-term debt, net	$29,869	100.00%	$29,791	100.00%

Total other long-term debt was $29.87 million at December 31, 2021 compared to $29.79 million at December 31, 2020.

Shareholders’ Equity

Total shareholders’ equity increased slightly by $3.79 million or 2.5%, to $156.73 million at December 31, 2021 from $152.94 million at December 31, 2020. The increase was impacted by net income of $14.42 million. This increase was largely offset due to treasury stock purchased through the Tender Offer of $6.28 million, dividends paid of $3.02 million and other comprehensive loss of $2.36 million.

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

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
	Average	Interest		Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$215,978	$4,238	1.96%	$166,577	$3,742	2.24%	$135,904	$3,672	2.70%
FHLB and FRB stock	4,831	255	5.28	6,534	370	5.65	7,363	408	5.54
Loans receivable(1)	914,804	45,134	4.93	874,669	45,381	5.17	764,075	42,344	5.54
Other earning assets	74,102	120	0.16	44,771	161	0.36	5,030	87	1.73
Total interest earning assets	1,209,715	49,747	4.11	1,092,551	49,654	4.54	912,372	46,511	5.10
Noninterest earning assets	147,534			127,339			97,645
Total assets	$1,357,249			$1,219,890			$1,010,017

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$190,645	$47	0.02%	$151,745	$58	0.04%	$116,424	$44	0.04%
Savings	198,648	117	0.06	154,224	145	0.09	119,674	85	0.07
Money market	244,113	545	0.22	169,531	473	0.28	124,785	449	0.36
Certificates of deposit	158,959	765	0.48	213,696	2,938	1.37	212,370	3,315	1.56
Advances from FHLB and other borrowings including long-term debt	39,245	1,733	4.42	104,712	2,870	2.73	123,497	3,833	3.10
Total interest-bearing liabilities	831,610	3,207	0.39	793,908	6,484	0.81	696,750	7,726	1.11
Noninterest checking	346,243			265,304			184,654
Other noninterest-bearing liabilities	22,382			19,518			12,819
Total liabilities	1,200,235			1,078,730			894,223

Total equity	157,014			141,160			115,794

Total liabilities and equity	$1,357,249			$1,219,890			$1,010,017
Net interest income/interest rate spread(2)		$46,540	3.72%		$43,170	3.73%		$38,785	3.99%

Net interest margin(3)			3.85%			3.94%			4.25%
Total interest earning assets to interest-bearing liabilities			145.47%			137.62%			130.95%

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

	Year Ended December 31, 2021			Year Ended December 31, 2020
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$1,110	$(614)	$496	$829	$(759)	$70
FHLB and FRB stock	(96)	(19)	(115)	(46)	8	(38)
Loans receivable(1)	2,082	(2,329)	(247)	6,129	(3,092)	3,037
Other earning assets	105	(146)	(41)	687	(613)	74
Total interest earning assets	3,201	(3,108)	93	7,599	(4,456)	3,143

Interest-bearing liabilities:
Checking	15	(26)	(11)	13	1	14
Savings	42	(70)	(28)	25	35	60
Money Market	208	(136)	72	161	(137)	24
Certificates of deposit	(753)	(1,420)	(2,173)	21	(398)	(377)
Advances from FHLB and other borrowings including long-term debt	(1,794)	657	(1,137)	(583)	(380)	(963)
Total interest-bearing liabilities	(2,282)	(995)	(3,277)	(363)	(879)	(1,242)

Change in net interest income	$5,483	$(2,113)	$3,370	$7,962	$(3,577)	$4,385

(1)     Includes loans held-for-sale.

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2021 and 2020

Net Income

Eagle’s net income for the year ended December 31, 2021 was $14.42 million compared to $21.21 million for the year ended December 31, 2020. The decrease of $6.79 million was largely due to an increase in noninterest expense of $13.50 million and a decrease in noninterest income of $1.30 million. These changes were partially offset by an increase in net interest income after loan loss provision of $5.64 million and a decrease in provision for income taxes of $2.37 million. Basic and diluted earnings per share were both $2.17 for the year ended December 31, 2021. Basic and diluted earnings per share were $3.12 and $3.11, respectively, for the prior period.

Net Interest Income

Net interest income increased to $46.54 million for the year ended December 31, 2021, from $43.17 million for the year ended December 31, 2020. This increase of $3.37 million, or 7.8%, was primarily the result of a decrease in interest expense of $3.27 million.

Interest and Dividend Income

Interest and dividend income was $49.75 million for the year ended December 31, 2021, compared to $49.65 million for the year ended December 31, 2020, an increase of $93,000, or 0.2%. Interest and fees on loans decreased to $45.13 million for the year ended December 31, 2021 from $45.38 million for the same period ended December 31, 2020. This slight decrease of $247,000, or 0.5%, was due to a decrease in the average yield of loans, largely offset by an increase in the average balance of loans. The average interest rate earned on loans receivable decreased by 24 basis points, from 5.17% to 4.93%. Interest accretion on purchased loans was $579,000 for the year ended December 31, 2021,which resulted in a 5 basis point increase in net interest margin compared to $1.55 million for the year ended December 31, 2020,which resulted in a 14 basis point increase in net interest margin. Average balances for loans receivable, including loans held-for-sale, for the year ended December 31, 2021 were $914.80 million, compared to $874.67 million of the prior year period. This represents an increase of $40.13 million or 4.6% and was impacted by organic growth and PPP funding. Interest and dividends on investment securities available-for-sale increased by $496,000 or 13.3% period over period. Average balances for investments increased to $215.98 million for the year ended December 31, 2021, from $166.58 million for the year ended December 31, 2020. Investments have increased in the current period due to excess liquidity. However, average interest rates earned on investments decreased to 1.96% for the year ended December 31, 2021 from 2.24% for the year ended December 31, 2020.

Interest Expense

Total interest expense was $3.21 million for the year ended December 31, 2021, decreasing from $6.48 million for the year ended December 31, 2020. The decrease of $3.27 million, or 50.5%, was due to a decrease of $2.14 million in interest expense on deposits and a net decrease of $1.13 million in interest expense on total borrowings. The overall average rate on total deposits was 0.13% for the year ended December 31, 2021 compared to 0.38% for the year ended December 31, 2020. However, the average balance for total deposits was $1.14 billion for the year ended December 31, 2021 compared to $954.50 million for the year ended December 31, 2020. This increase was impacted by PPP funding and economic stimulus. Due to the continued low interest rate environment though, some depositors have moved funds from certificates of deposit to other non-maturity deposit accounts that earn lower yields. The average balance for total borrowings decreased from $104.71 million for the year ended December 31, 2020 to $39.25 million for the year ended December 31, 2021. However, the average rate paid on total borrowings increased from 2.73% for the year ended December 31, 2020 to 4.42% for the year ended December 31, 2021. The increase in the average rate paid is due to the change in the mix of the outstanding borrowings.

Loan Loss Provision

Loan loss provisions are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending we conduct and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. Using this methodology, the Bank recorded $861,000 in loan loss provisions for the year ended December 31, 2021. Management made the decision that due to the strength of the local economy, in conjunction with loan credit quality, no additional loan loss provision was necessary in the year ended December 31, 2021 when considering the COVID-19 pandemic. Loan loss provisions were $3.13 million for the year ended December 31, 2020, which included $1.40 million related to the potential impact of COVID-19. Management believes the level of total allowances is adequate to cover estimated losses inherent in the portfolio. However, if the economic outlook worsens relative to the assumptions we utilized, our allowance for loan losses will increase accordingly in future periods. Total nonperforming loans, including restructured loans, net, was $7.06 million at December 31, 2021 compared to $8.47 million at December 31, 2020. The Bank had $4,000 in other real estate owned and other repossessed assets at December 31, 2021 compared to $25,000 at December 31, 2020.

Noninterest Income

Total noninterest income was $47.77 million for the year ended December 31, 2021, compared to $49.07 million for the year ended December 31, 2020. The decrease of $1.30 million, or 2.6% was largely due to a decrease in a mortgage banking, net of $1.01 million for the year ended December 31, 2021. Mortgage banking, net includes the impact of fair value changes of loans held-for sale and derivatives. The net change in fair value of loans held-for-sale and derivatives was a loss of $5.44 million for the year ended December 31, 2021 compared to a gain of $5.97 million for the year ended December 31, 2020. Mortgage banking, net also includes net gain on sale of mortgage loans which increased $9.70 million to $46.09 million for the year ended December 31, 2021 compared to $36.39 million for the year ended December 31, 2020. During the year ended December 31, 2021, $1.06 billion residential mortgage loans were sold compared to $874.72 million in the same period in the prior year. In addition, gross margin on sale of mortgage loans for the year ended December 31, 2021 was 4.34% compared to 4.16% for the year ended  December 31, 2020.

Noninterest Expense

Noninterest expense was $74.17 million for the year ended December 31, 2021 compared to $60.67 million for the year ended December 31, 2020. The increase of $13.50 million, or 22.3%, was largely driven by increased salaries and employee benefits expense of $9.93 million. The increase in salaries expense is due in part to higher commission-based compensation related to mortgage loan growth, as well as overall increased staff levels. In addition, occupancy and equipment expense increased $1.43 million due to office expansion and the corresponding depreciation and amortization expense, as well as utilization and maintenance costs. Other noninterest expense includes a recovery of $736,000 of mortgage servicing rights incurred during the year ended December 31, 2021. However, impairment expense on mortgage servicing rights of $792,000 was recorded for the year ended December 31, 2020.

Provision for Income Taxes

Provision for income taxes was $4.86 million for the year ended December 31, 2021, compared to $7.23 million for the year ended December 31, 2020 due to decreased income before provision for income taxes. The effective tax rate was 25.2% for the year ended December 31, 2021 compared to 25.4% for the prior year.

Liquidity and Capital Resources

Liquidity

The Bank is required by regulation to maintain sufficient levels of liquidity for safety and soundness purposes. Appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines.The Bank exceeded those minimum ratios as of December 31, 2021 and 2020.

The Company’s primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments, funds provided from operations, advances from the FHLB of Des Moines and other borrowings. Scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are generally predictable. However, other sources of funds, such as deposit flows and loan prepayments, can be greatly influenced by the general level of interest rates, economic conditions and competition. The Company uses liquidity resources principally to fund existing and future loan commitments. It also uses them to fund maturing certificates of deposit and demand deposit withdrawals. In addition, the Bank uses liquidity resources for investment purposes, to meet operating expenses and capital expenditures, for dividend payments and stock repurchases and to maintain adequate liquidity levels.

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable based in part on Eagle’s commitments to make loans and management’s assessment of Eagle’s ability to generate funds.

Through the year ended December 31, 2021, liquidity levels remained strong, as a result of PPP loan payoffs and deposit growth. A portion of the excess funds was deployed into investment securities. Eagle utilized the FRB's PPPLF facility as a partial source for its SBA PPP loans during the year ended December 31, 2020. However, as of December 31, 2020, Eagle had repaid all PPPLF borrowings. The Company completed a $40.00 million subordinated debt offering in January 2022. A portion of the net proceeds were used to redeem $10.00 million of senior notes due in February 2022. The Company closed a $15.00 million subordinated debt offering in June of 2020, adding to borrowings. In July of 2020, $10.00 million in callable subordinated debt was paid off, reducing overall borrowings.

Comparison of Cash Flow for Years Ended December 31, 2021 and 2020

Net cash provided by the Company’s operating activities, which is primarily comprised of cash transactions affecting net income, was $56.45 million for the year ended December 31, 2021 compared to $2.12 million for the prior year. Net cash provided by operating activities was higher for the year ended December 31, 2021 primarily due to changes in loans held-for-sale activity.

Net cash used in the Company’s investing activities, which is primarily comprised of cash transactions related to investment securities and activity in the loan portfolio, was $232.92 million for the year ended December 31, 2021 compared to $22.04 million for the year ended December 31, 2020. Available-for-sale securities purchases were $132.18 million during the year ended December 31, 2021. Net cash used in investing activities for the year ended December 31, 2021 was also impacted by loan originations being higher than loan pay-off and principal payments during the year. Loan origination and principal collection, net was $98.67 million for the year ended December 31, 2021.  Net cash used in investing activities for the year ended December 31, 2020 was due in part to loan originations being higher than loan pay-off and principal payments during the year. Loan origination and principal collection, net was $24.29 million for the year ended December 31, 2020. In addition, purchases of premises and equipment, net was $20.64 million. Available-for-sale securities purchases were $47.72 million during the year ended December 31, 2020. These uses of cash during the year ended December 31, 2020 were more than offset by available-for-sale securities sales and maturities, principal payments and calls of $64.44 million.

Net cash provided by the Company’s financing activities was $168.10 million for the year ended December 31, 2021 compared to $64.80 million for the year ended December 31, 2020. Net cash provided by financing activities for the year ended December 31, 2021 was largely impacted by a net increase in deposits of $189.47 million. This was slightly offset by net payments on FHLB and other borrowings of $12.07 million. Net cash provided by financing activities for the year ended December 31, 2020 was impacted by a net increase in deposits of $137.52 million. This was partially offset by net payment on FHLB and other borrowings of $73.78 million.

Capital Resources

At December 31, 2021, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 8.90% compared to an increase of 15.0% at December 31, 2020. The Bank is within the guidelines set forth by the Board of Directors for interest rate sensitivity.

The Bank’s Tier 1 leverage ratio, as measured under State of Montana and FRB rules, decreased from 11.72% as of December 31, 2020 to 10.96% as of December 31, 2021. The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

As of December 31, 2021, the Company’s regulatory capital was in excess of all applicable regulatory requirements and both are deemed “well capitalized” pursuant to State of Montana and FRB rules. At December 31, 2021, the Bank’s total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios amounted to 15.32%, 14.17%, 14.17% and 10.96%, respectively, compared to regulatory requirements of 10.50%, 8.50%, 7.00% and 4.00%, respectively. At December 31, 2021, Eagle's consolidated total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios were 15.18%, 12.64%, 12.18% and 9,75%, respectively.

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

The following table includes the Banks’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of December 31, 2021		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	4.2%	8.7%	-15.0%
-100	-2.6%	-7.8%	-10.0%

The following table discloses how the Bank’s economic value of equity (“EVE”) would react to interest rate changes.

Changes in Market	EVE as a % Change from 0 Shock
Interest Rates	As of December 31, 2021	Board Policy
(Basis Points)	Projected EVE	Limit
		Maximum % change:
+400	13.7%	-40.0%
+300	11.7%	-35.0%
+200	8.9%	-30.0%
+100	5.4%	-20.0%
0	0.0%	0.0%
-100	-10.5%	-20.0%

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

Commitments are summarized as follows:

	December 31,
	2021	2020
	(In Thousands)
Commitments to extend credit	$252,485	$173,866
Letters of credit	4,129	2,647

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item has been omitted based on Eagle’s status as a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Eagle’s audited consolidated financial statements, notes thereto, and auditor’s reports are found immediately following Part III of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of December 31, 2021, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of December 31, 2021, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Based on this assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2021 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION.

Not applicable.

PART III

Except as provided below, the information required by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our year ended December 31, 2021.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our directors may be found under the caption “Proposal I – Election of Directors” in our Proxy Statement for the 2022 Annual Meeting of Stockholders (the “Proxy Statement”). The information in the Proxy Statement set forth under the captions of “Board Attendance and Committees,” “Board Leadership Structure,” “The Board’s Role in Risk Oversight” and “Code of Ethics” is incorporated herein by reference.

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

The information in the Proxy Statement set forth under the caption of “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1)

The following documents are filed as part of this report: The audited Consolidated Statements of Financial Condition of Eagle Bancorp Montana, Inc. and subsidiaries as of December 31, 2021 and 2020 and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the years then ended, together with the related notes and Report of Independent Registered Public Accounting Firm.

(2)	Schedules omitted as they are not applicable.

(3)	Exhibits.

Exhibits 10.1 through 10.15 and 10.22 through 10.31 are management contracts or compensatory plans or arrangements.

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

2.4	Agreement and Plan of Merger, dated as of September 30, 2021, by and among Eagle Bancorp Montana, Inc., Opportunity Bank of Montana, First Community Bancorp, Inc. and First Community bank (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on October 1, 2021)*

3.1	Amended and Restated Certificate of Incorporation of Eagle Bancorp Montana, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on February 23, 2010).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q filed on May 9, 2019).

3.3	Bylaws of Eagle Bancorp Montana, Inc., amended as of August 20, 2015 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 25, 2015).

4.1	Form of Common Stock Certificate of Eagle Bancorp Montana, Inc. (incorporated by reference to Exhibit 4 of our Registration Statement on Form S-1 filed on December 17, 2009).

4.2	Form of 6.75% Subordinated Note due 2025 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on June 19, 2015).

4.3	Form of 5.75% Subordinated Note due 2022 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on February 13, 2017).

4.4

Description of Eagle Bancorp Montana, Inc.’s Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.4 of our Annual Report on Form 10-K filed on March 11, 2020).

4.5	Form of 3.50% Subordinated Note due 2032 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on January 24, 2022).

4.6	Indenture dated January 21, 2022, by and between Eagle Bancorp Montana, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on January 24, 2022).

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

10.5	Second Amendment to the Salary Continuation Agreement between Opportunity Bank of Montana and Peter J. Johnson dated August 20, 2021 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 24, 2021).

10.6

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

10.8	Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Laura F. Clark (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 22, 2020).

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

10.11	Summary of American Federal Savings Bank Bonus Plan (incorporated by reference to Exhibit 10.20 of our Amendment No. 2 to Registration Statement on Form S-1 filed on February 16, 2010).

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

10.14

Amendment No. 2 to the Eagle Bancorp Montana, Inc. 2011 Stock Incentive Plan for Directors, Officers and Employees (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 21, 2017).

10.15	Amendment No. 3 to the Eagle Bancorp Montana, Inc. 2011 Stock Incentive Plan for Directors, Officers and Employees (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on May 11, 2020).

10.16	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 19, 2015).

10.17	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 13, 2017).

10.18	Form of Subordinated Note Purchase Agreement dated June 10, 2020, by and among Eagle Bancorp Montana, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 10, 2020).

10.19	Form of Subordinated Note Purchase Agreement dated January 21, 2022, by and among Eagle Bancorp Montana, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on January 24, 2022).

10.20	Form of Registration Rights Agreement dated January 21, 2022, by and among Eagle Bancorp Montana, Inc. and the Purchasers (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on January 24, 2022).

10.21	Form of Eagle Bancorp Montana, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on March 12, 2019).

10.22	Salary Continuation Agreement between Opportunity Bank of Montana and Patrick D. Rensmon (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 11, 2018).

10.23	Salary Continuation Agreement between Opportunity Bank of Montana and Mark O’Neill (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed on November 14, 2018).

10.24	Salary Continuation Agreement between Opportunity Bank of Montana and Dale Field (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on May 9, 2019).

10.25	Second Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Dale Field (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on November 4, 2022).

10.26

Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Dale Field (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on November 14, 2018).

10.27	Salary Continuation Agreement between Opportunity Bank of Montana and Chantelle Nash (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed on May 9, 2019).

10.28

Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Chantelle Nash (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q filed on November 14, 2018).

10.29	Salary Continuation Agreement between Opportunity Bank of Montana and Linda Chilton (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on November 5, 2020).

10.30	2020 Non-Employee Director Award Plan (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on May 11, 2020).

10.31	Salary Continuation Agreement between Opportunity Bank of Montana and Alana Binde (incorporated by reference to Exhibit 10.1 of our Quartlery Report on Form 10-Q filed on November 4, 2022).

21.1	Subsidiaries of Registrant.

23.1	Consent of Moss Adams LLP.

31.1	Certification by Peter J. Johnson, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Laura F. Clark, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
March 9, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Peter J. Johnson	President and Chief Executive Officer	March 9, 2022
Peter J. Johnson	Director (Principal Executive Officer)

/s/ Laura F. Clark	Executive Vice President and Chief Financial Officer/Chief Operating Officer	March 9, 2022
Laura F. Clark	(Principal Financial Officer and Principal Accounting Officer)

/s/ Rick F. Hays	Chairman	March 9, 2022
Rick F. Hays

/s/ Thomas J. McCarvel	Vice Chairman	March 9, 2022
Thomas J. McCarvel

/s/ Maureen J. Rude	Director	March 9, 2022
Maureen J. Rude

/s/ Shavon R. Cape	Director	March 9, 2022
Shavon R. Cape

/s/ Tanya J. Chemodurow	Director	March 9, 2022
Tanya J. Chemodurow

/s/ Kenneth M. Walsh	Director	March 9, 2022
Kenneth M. Walsh

/s/ Corey Jensen	Director	March 9, 2022
Corey Jensen

/s/ Benjamin G. Ruddy	Director	March 9, 2022
Benjamin G. Ruddy

/s/ Cynthia A. Utterback	Director	March 9, 2022
Cynthia A. Utterback

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2021 and 2020

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Eagle Bancorp Montana, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Eagle Bancorp Montana, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the PCAOB. Accordingly, we express no such opinion.

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

Allowance for Loan Losses

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for loan losses balance was $12.5 million at December 31, 2021. The allowance for loan losses is maintained to provide for inherent losses based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  The allowance consists of specific and general components.  The general component covers loans not classified as impaired and is based on historical loss experience adjusted for qualitative factors, as well as uncertainties that could affect management’s estimate of probable losses.

We identified management’s estimation of qualitative factors, which is used in the allowance for loan losses calculation, as a critical audit matter. The Company uses qualitative factors to estimate losses related to factors that are not captured in the historical loss rates. These factors are based on management’s evaluation of available internal and external data which involves significant management judgement. Auditing management’s judgments regarding the determination of qualitative factors applied to the allowance for loan losses involves a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

•Obtaining management’s analysis and supporting documentation related to the qualitative factors, and testing whether the qualitative factors used in the calculation of the allowance for loan losses are supported by the analysis provided by management.

•Testing the mathematical accuracy of the allowance for loan losses calculation, including completeness and accuracy of the data used in the calculation, sources of data and application of the qualitative factors within the calculation.

•Testing the appropriateness of the methodology and assumptions used in the calculation of the allowance for loan losses, including whether the qualitative factors were reliable and relevant, and consistently applied.

•Developing an independent expectation of the allowance for loan losses and the general reserve component of the allowance for loan losses using a combination of internal and external data and comparing the expected balance to the Company’s recorded amounts.

/s/ Moss Adams LLP

Everett, Washington

March 9, 2022

We have served as the Company’s auditor since 2019.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

	December 31,
	2021	2020
ASSETS:
Cash and due from banks	$10,938	$14,455
Interest-bearing deposits in banks	43,669	47,733
Federal funds sold	6,827	7,614
Total cash and cash equivalents	61,434	69,802

Securities available-for-sale	271,262	162,946
Federal Home Loan Bank ("FHLB") stock	1,702	2,060
Federal Reserve Bank ("FRB") stock	2,974	2,974
Mortgage loans held-for-sale, at fair value	25,819	54,615
Loans receivable, net of allowance for loan losses of $12,500 and $11,600 at December 31, 2021 and 2020, respectively	920,639	829,503
Accrued interest and dividends receivable	5,751	5,765
Mortgage servicing rights, net	13,693	10,105
Premises and equipment, net	67,266	58,762
Cash surrender value of life insurance, net	36,474	27,753
Goodwill	20,798	20,798
Core deposit intangible, net	1,780	2,343
Other assets	6,334	10,208
Total assets	$1,435,926	$1,257,634

LIABILITIES:
Deposit accounts:
Noninterest-bearing	$368,846	$318,389
Interest-bearing	853,703	714,694
Total deposits	1,222,549	1,033,083

Accrued expenses and other liabilities	21,131	24,295
Deferred tax liability, net	648	457
FHLB advances and other borrowings	5,000	17,070
Other long-term debt:
Principal amount	30,155	30,155
Unamortized debt issuance costs	(286)	(364)
Total other long-term debt, net	29,869	29,791

Total liabilities	1,279,197	1,104,696

COMMITMENTS AND CONTINGENCIES (NOTE 11)

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock ($0.01 par value; 20,000,000 shares authorized; 7,110,833 shares issued; 6,794,811 and 6,775,447 shares outstanding at December 31, 2021 and 2020, respectively)	71	71
Additional paid-in capital	80,832	77,602
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(5,729)	(145)
Treasury stock, at cost (316,022 and 335,386 shares at December 31, 2021 and December 31, 2020, respectively)	(7,321)	(4,423)
Retained earnings	85,383	73,982
Accumulated other comprehensive income, net of tax	3,493	5,851
Total shareholders' equity	156,729	152,938

Total liabilities and shareholders' equity	$1,435,926	$1,257,634

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except for Per Share Data)

	Years Ended
	December 31,
	2021	2020
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$45,134	$45,381
Securities available-for-sale	4,238	3,742
FHLB and FRB dividends	255	370
Other interest income	120	161
Total interest and dividend income	49,747	49,654

INTEREST EXPENSE:
Deposits	1,474	3,614
FHLB advances and other borrowings	175	1,183
Other long-term debt	1,558	1,687
Total interest expense	3,207	6,484

NET INTEREST INCOME	46,540	43,170

Loan loss provision	861	3,130

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	45,679	40,040

NONINTEREST INCOME:
Service charges on deposit accounts	1,213	1,096
Mortgage banking, net	41,035	42,051
Interchange and ATM fees	1,982	1,538
Appreciation in cash surrender value of life insurance	721	645
Net gain on sale of available-for-sale securities	23	733
Net gain on sale/disposal of premises and equipment	70	4
Other noninterest income	2,725	3,000
Total noninterest income	47,769	49,067

NONINTEREST EXPENSE:
Salaries and employee benefits	48,766	38,836
Occupancy and equipment expense	6,448	5,019
Data processing	5,035	4,722
Advertising	1,276	911
Amortization of core deposit intangible	573	659
Loan costs	2,736	1,880
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	332	222
Postage	386	363
Professional and examination fees	1,756	1,335
Acquisition costs	761	157
Other noninterest expense	6,097	6,563
Total noninterest expense	74,166	60,667

INCOME BEFORE PROVISION FOR INCOME TAXES	19,282	28,440

Provision for income taxes	4,863	7,234

NET INCOME	$14,419	$21,206

BASIC EARNINGS PER SHARE	$2.17	$3.12

DILUTED EARNINGS PER SHARE	$2.17	$3.11

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Years Ended
	December 31,
	2021	2020

NET INCOME	$14,419	$21,206

OTHER ITEMS OF COMPREHENSIVE (LOSS) INCOME BEFORE TAX:
Change in fair value of investment securities available-for-sale	(3,178)	6,871
Reclassification for net realized gains on investment securities available-for-sale	(23)	(733)
Total other comprehensive (loss) income	(3,201)	6,138

Income tax benefit (provision) related to securities available-for-sale	843	(1,616)

COMPREHENSIVE INCOME	$12,061	$25,728

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except for Per Share Data)

							Accumulated
			Additional	Unallocated			Other
	Preferred	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Total

Balance at January 1, 2021	$-	$71	$77,602	$(145)	$(4,423)	$73,982	$5,851	$152,938
Net income	-	-	-	-	-	14,419	-	14,419
Other comprehensive loss	-	-	-	-	-	-	(2,358)	(2,358)
Dividends paid ($0.445 per share)	-	-	-	-	-	(3,018)	-	(3,018)
Stock compensation expense	-	-	439	-	-	-	-	439
Treasury stock reissued for compensation (18,108 shares at $17.09 average cost per share)	-	-	(310)	-	310	-	-	-
ESOP shares allocated (25,716 shares)	-	-	172	416	-	-	-	588
Treasury stock purchased through tender offer (250,000 shares at $25.12 average cost per share)					(6,279)			(6,279)
Sale of shares to ESOP (251,256 shares at $23.88 average price per share)			2,929	(6,000)	3,071			-
Balance at December 31, 2021	$-	$71	$80,832	$(5,729)	$(7,321)	$85,383	$3,493	$156,729

Balance at January 1, 2020	$-	$67	$68,826	$(311)	$(3,643)	$55,391	$1,329	$121,659
Net income	-	-	-	-	-	21,206	-	21,206
Other comprehensive income	-	-	-	-	-	-	4,522	4,522
Dividends paid ($0.385 per share)	-	-	-	-	-	(2,615)	-	(2,615)
Stock issued in connection with Western Holding Company of Wolf Point acquisition	-	4	8,463	-	-		-	8,467
Stock compensation expense	-	-	380	-	-	-	-	380
Treasury stock reissued for compensation (19,340 shares at $10.72 average cost per share )	-	-	(207)	-	207	-	-	-
ESOP shares allocated (16,616 shares)	-	-	140	166	-	-	-	306
Treasury stock purchased (62,776 shares at $15.73 average cost per share)	-	-	-	-	(987)	-	-	(987)
Balance at December 31, 2020	$-	$71	$77,602	$(145)	$(4,423)	$73,982	$5,851	$152,938

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,419	$21,206
Adjustments to reconcile net income to net cash provided by operating activities:
Loan loss provision	861	3,130
(Recovery) impairment of servicing rights	(736)	792
Depreciation	2,917	2,443
Net amortization of investment securities premiums and discounts	1,264	967
Amortization of mortgage servicing rights	3,709	3,520
Amortization of right-of-use assets	628	472
Amortization of core deposit intangible	573	659
Compensation expense related to restricted stock awards	439	380
ESOP compensation expense for allocated shares	588	306
Deferred income tax provision (benefit)	1,034	(1,186)
Net gain on sale of loans	(46,086)	(36,391)
Originations of loans held-for-sale	(1,040,753)	(904,274)
Proceeds from sales of loans held-for-sale	1,115,635	911,662
Net gain on sale of available-for-sale securities	(23)	(733)
Net (gain) loss on sale of real estate owned and other repossessed assets	(23)	9
Net gain on sale/disposal of premises and equipment	(70)	(4)
Net appreciation in cash surrender value of life insurance	(721)	(645)
Net change in:
Accrued interest and dividends receivable	14	(180)
Other assets	3,922	(6,537)
Accrued expenses and other liabilities	(1,137)	6,522
Net cash provided by operating activities	56,454	2,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	4,921	28,410
Maturities, principal payments and calls	11,333	36,025
Purchases	(132,180)	(47,724)
FHLB stock redeemed	358	2,838
FRB stock purchased	-	(373)
Net cash received from acquisitions	-	5,044
Loan origination and principal collection, net	(98,666)	(24,289)
Purchases of bank owned life insurance	(8,000)	(1,369)
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	152	28
Proceeds from sale of premises and equipment	1,379	13
Purchases of premises and equipment, net	(12,218)	(20,638)
Net cash used in investing activities	(232,921)	(22,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	189,466	137,518
Net short-term payments from FHLB and other borrowings	-	(45,000)
Long-term advances from FHLB and other borrowings	-	10,000
Payments on long-term FHLB and other borrowings	(12,070)	(38,780)
Proceeds from issuance of subordinated debentures	-	15,000
Repayment of subordinated debentures	-	(10,000)
Payments for debt issuance costs	-	(335)
Purchase of treasury stock	(6,279)	(987)
Dividends paid	(3,018)	(2,615)
Net cash provided by financing activities	168,099	64,801

NET INCREASE IN CASH AND CASH EQUIVALENTS	(8,368)	44,884

CASH AND CASH EQUIVALENTS, beginning of period	69,802	24,918

CASH AND CASH EQUIVALENTS, end of period	$61,434	$69,802

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

	Years Ended
	December 31,
	2021	2020
	(In Thousands)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest	$3,467	$6,680
Cash paid during the year for income taxes	4,440	6,871
Acquisitions:
Assets acquired, excluding cash	-	92,087
Liabilities assumed	-	93,626

NON-CASH INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in fair value of securities available-for-sale	$(3,201)	$6,138
Trade date payable securities	-	3,168
Mortgage servicing rights recognized	6,561	5,678
Right-of-use assets obtained in exchange for lease liabilities	1,140	226
Loans transferred to real estate and other assets acquired in foreclosure	108	37
Stock issued in connection with acquisitions	-	8,467
Sale of shares from Eagle to ESOP in exchange for loan	6,000	-

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Summary of Significant Accounting Policies

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

Eagle Bancorp Statutory Trust I (the “Trust”) was established in September 2005 and is owned 100% by Eagle.

In March 2021, The Bank established a subsidiary, Opportunity Housing Fund, LLC (“OHF”), to invest in Low-Income Housing Tax Credit (“LIHTC”) projects. The LIHTC program is designed to encourage capital investment in construction and rehabilitation of low-income housing. Tax credits are allowable over a 10-year period. During the year ended December 31, 2021, OHF made initial investments in two LIHTC projects. Investments in LIHTC projects are included in other assets on the statement of financial condition and totaled $935,000 as of December 31, 2021.

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

In August 2018, the Company entered into an Agreement and Plan of Merger with Big Muddy Bancorp, Inc. (“BMB”). On January 1, 2019, BMB merged with and into Eagle, with Eagle continuing as the surviving corporation. This acquisition included four branches in Townsend, Dutton, Denton and Choteau, Montana.

In September 2017, the Company entered into an Agreement and Plan of Merger with TwinCo, Inc. ("TwinCo"). On January 31, 2018, TwinCo merged with and into Eagle, with Eagle continuing as the surviving corporation. This acquisition included two branches in Madison County, Montana.

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

Principles of Consolidation

The consolidated financial statements include Eagle, the Bank, the Trust, WFS and OHF. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior period amounts were reclassified to conform to the presentation for 2021. These reclassifications had no impact on net income or total shareholders’ equity.

Subsequent Events

The Company has evaluated events and transactions subsequent to  December 31, 2021 for recognition and/or disclosure.

Under the current stock repurchase plan, during February 2022 the Company repurchased the total authorized amount of 100,000 shares at an average price of $22.71 per share.

On January 21, 2022, the Company completed the issuance of $40,000,000 in aggregate principal amount of subordinated notes due in 2032 in a private placement transaction to certain institutional accredited investors and qualified buyers. The notes will bear interest at an annual fixed rate of 3.50% payable semi-annually. Starting August 1, 2027, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be three-month term Secured Overnight Financing Rate ("SOFR") plus a spread of 218.0 basis points, payable quarterly. The notes are subject to redemption at the option of the Company on or after February 1, 2027. The subordinated debentures qualify as Tier 2 capital for regulatory capital purposes. A portion of the net proceeds were used to redeem $10,000,000 of 5.75% fixed senior notes due February 15, 2022.

On October 1, 2021, Eagle announced that it had reached an agreement to acquire First Community Bancorp, Inc. ("FCB"), a Montana corporation and its wholly-owned subsidiary, First Community Bank, a Montana chartered commercial bank. The agreement provides that, upon the terms and subject to the conditions set forth in the agreement, FCB will merge with and into Eagle, with Eagle continuing as the surviving corporation. The transaction is subject to the approvals of bank regulatory agencies, the shareholders of Eagle and FCB and other customary closing conditions. The acquisition is expected to close during the first quarter of 2022. Upon approval, a Form 8-K will be filed to disclose the anticipated closing date.

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

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the statements of financial condition captions “cash and due from banks,” “interest-bearing deposits in banks” and “federal funds sold,” all of which mature within ninety days.

Effective March 26, 2020, the Federal Reserve Bank ("FRB") reduced reserve requirement ratios to zero percent to help support lending to households and businesses.

Investment Securities

The Company can designate debt and equity securities as held-to-maturity, available-for-sale or trading. At December 31, 2021 and 2020 all securities were designated as available-for-sale.

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

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank (“FHLB”) of Des Moines stock is a restricted investment carried at cost ($100 per share par value), which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on total assets and a specific percentage of its outstanding FHLB advances. The Company had 17,019 and 20,601 FHLB shares at December 31, 2021 and 2020, respectively. Dividends are paid quarterly and are subject to FHLB board approval. Management evaluates FHLB stock for impairment as needed.

Federal Reserve Bank Stock

The Company’s investment in FRB stock is a restricted investment carried at cost, which approximates its fair value. Although the par value of the stock is $100 per share, banks pay only $50 per share at the time of purchase, with the understanding that the other half of the subscription amount is subject to call at any time. As a member of the Federal Reserve System, the Company is required to maintain a minimum level of investment in FRB stock based on a specific percentage of its capital and surplus. The Company had 59,472 FRB shares at December 31, 2021 and 2020, respectively. Dividends are received semi-annually at a fixed rate of 6.00% on the total number of shares.

Mortgage Loans Held-for-Sale

Mortgage loans originated and intended for sale in the secondary market are carried at fair value. Mortgage loans held-for-sale are sold with mortgage servicing rights either released or retained by the Bank. Fair value for loans held-for-sale is determined by commitments from investors or current secondary market prices for loans with similar coupons and maturities. Loan origination fees and costs are recognized in earnings at the time of origination.

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

The allowance consists of specific and general components. For such loans that are classified as impaired, a specific allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers loans not classified as impaired and is based on historical loss experience adjusted for qualitative factors, as well as uncertainties that could affect management's estimate of probable losses.

Troubled Debt Restructured Loans

A troubled debt restructured (“TDR”) loan is a loan in which the Bank grants a concession to the borrower that it would not otherwise consider, for reasons related to a borrower's financial difficulties. The loan terms which have been modified or restructured due to a borrower's financial difficulty, include but are not limited to a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals, renewals and rewrites or a combination of these modification methods. TDR’s are included in impaired loans. The provisions of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") allowed companies to suspend application of TDR guidance to loan modifications if (i) the modification was related to COVID-19; (ii) the borrower was not more than 30 days past due as of December 31, 2019; and (iii) the modifications were related to arrangements that defer payment of principal and interest, or modify an interest rate on the loan. The applicable period for this relief was originally for modifications occurring between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency, but the Consolidated Appropriations Act (CAA) extended the provisions of the CARES Act to January 1, 2022. The Company elected to adopt these provisions of the CARES Act and CAA.

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

The Company leases certain premises from third parties under various operating lease agreements. Effective January 1, 2019, upon adoption of FASB ASU No. 2016-02, Leases (Topic 842), operating leases are included in premises and equipment, net and other liabilities on the consolidated statements of financial position. Lease expense for lease payments is recognized on a straight-line basis over the life of the lease. Right-of-use assets and corresponding lease liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. If an implicit rate is not available in the lease, the Company uses an incremental borrowing rate to determine the present value of lease payments. Leases with a lease term of 12 months or less are not recorded on the consolidated statements of financial condition.

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

Real Estate and Other Repossessed Assets

Assets acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new carrying value. All write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. Real estate and other repossessed properties was $4,000 and $25,000 at December 31, 2021 and 2020, respectively.

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

Service Charges on Deposit Accounts – Revenue from service charges consists of service charges and fees on deposit accounts under depository agreements with customers to provide access to deposited funds and, when applicable, pay interest on deposits. Service charges on deposit accounts may be transactional or non-transactional in nature. Transactional service charges occur in the form of a service or penalty and are charged upon the occurrence of an event (e.g., overdraft fees, ATM fees, wire transfer fees). Transactional service charges are recognized as services are delivered to and consumed by the customer, or as penalty fees are charged. Non-transactional service charges are charges that are based on a broader service, such as account maintenance fees and dormancy fees, and are recognized on a monthly basis. Service Charges on Deposit Accounts were $1,213,000 and $1,096,000 for the years ended December 31, 2021 and 2020, respectively.

Interchange and ATM Fees – Revenue from debit card fees includes interchange fee income from debit cards processed through card association networks. Interchange fees represent a portion of a transaction amount that the Company and other involved parties retain to compensate themselves for giving the cardholder immediate access to funds. Interchange rates are generally set by the card association networks and are based on purchase volumes and other factors. The Company records interchange fees as services are provided. Interchange and ATM fees were $1,982,000 and $1,538,000 for the years ended December 31, 2021 and 2020, respectively.

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

The Company recognizes income tax related penalties and interest, if any, in the provision for income taxes in the consolidated statements of income. Based on management's analysis, the Company did not have any uncertain tax positions as of December 31, 2021 and 2020. The Company files tax returns in the U.S. federal jurisdiction and the State of Montana. There are currently no income tax examinations underway for these jurisdictions. The Company's income tax returns are subject to examination by relevant taxing authorities as follows: U.S. Federal income tax returns for tax years 2018 and forward; Montana income tax returns for tax years 2018 and forward.

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

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs were $1,276,000 and $911,000 for the years ended December 31, 2021 and 2020, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Summary of Significant Accounting Policies – continued

Stock-Based Compensation

Compensation cost is recognized for restricted stock awards, based on the fair value of the awards at the grant date. Compensation cost is recognized over the required service period, generally defined as the vesting period. Shares of restricted stock granted through the 2011 Stock Incentive Plan, as amended, vest in equal installments over five years beginning one year from the grant date. Shares of restricted stock granted through the 2021 Non-Employee Director Award Plan vest one year from the grant date.

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

Goodwill and Other Intangible Assets

Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Subsequent to initial recognition, the Company tests goodwill for impairment annually, or more often if events or circumstances, such as adverse changes in the business climate indicate there may be impairment. Due to a triggering event in the first quarter of 2020, a qualitative assessment of goodwill was performed as of March 31, 2020 and concluded there was no goodwill impairment. Subsequently, due to a change in our annual impairment testing to October 31, from June 30, goodwill was tested as of both dates in 2020. Our annual impairment test as of  October 31, 2021 did not result in impairment.

Goodwill recorded for the WHC acquisition during the first quarter of 2020 was $4,962,000. Goodwill related to acquisitions prior to 2020 totaled $15,836,000. Other identifiable intangible assets recorded by the Company represent the future benefit associated with the acquisition of the core deposits. Core deposit intangible assets are being amortized over 10 years utilizing methods that approximate the expected attrition of the deposits. The amortization expense is included in the noninterest expense section of the consolidated statements of income.

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

The Company believes the amendments in this update will have an impact on the Company’s consolidated financial statements and is continuing to evaluate the significance of that impact, even though the adoption date has been deferred. In that regard, we have established a working group under the direction of our Chief Credit Officer and Controller. The group is composed of individuals from the finance and credit administration areas of the Company. We have developed a working current expected credit loss model and plan on utilizing this model concurrently with our existing allowance for loan loss model for the next four quarters. The adoption of this standard is likely to result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model to an “expected loss” model. While we currently cannot reasonably estimate the impact of adopting this standard, we expect the impact will be influenced by the composition, characteristics and quality of our loan and securities portfolios, as well as the general economic conditions and forecasts as of the adoption date.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) to an alternative reference rate such as SOFR. The guidance was effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating this guidance to determine the date of adoption and the potential impact. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU No. 2021-01 was effective upon issuance and generally can be applied through December 31, 2022. ASU No. 2021-01 has not had and is not expected to have a significant impact on the Company's consolidated financial statements.

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

WHC
January 1,
2020
(In Thousands)
Assets acquired:
Cash and cash equivalents	$11,544
Securities available-for-sale	43,710
Loans receivable	43,424
Premises and equipment	740
Cash surrender value of life insurance	2,131
Other real estate owned	-
Core deposit intangible	208
Other assets	1,874
Total assets acquired	$103,631

Liabilities assumed:
Deposits	$86,572
Accrued expenses and other liabilities	4,554
Other borrowings	2,500
Total liabilities assumed	$93,626

Net assets acquired	$10,005

Consideration paid:
Cash	$6,500
Common stock issued (395,850 shares)	8,467
Total consideration paid	$14,967

Goodwill resulting from acquisition	$4,962

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

The total accretable discount on WHC acquired loans was $1,166,000 as of January 1, 2020. During the years ended December 31, 2021 and 2020, accretion of the loan discount totaled $272,000 and $560,000, respectively. The remaining accretable loan discount was $334,000 as of December 31, 2021. One impaired loan was acquired through the WHC acquisition with an insignificant balance as of January 1, 2020.

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

Direct costs related to the acquisitions were expensed as incurred. There were no acquisition costs recorded related to the WHC acquisition during the year ended  December 31, 2021. The Company recorded acquisition costs related to WHC of $157,000 during the years ended December 31, 2020. Acquisition costs included legal and professional fees and data processing expenses incurred related to the acquisitions.

Operations of acquired entities have been included in the consolidated financial statements since date of acquisition. The Company does not consider them as separate reporting segments and does not track the amount of revenues and net income attributable since acquisition. As such, it is impracticable to determine such amounts for the period from acquisition through December 31, 2021. The accompanying consolidated statements of income include the results of operations of WHC since the January 1, 2020 acquisition date.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	Investment Securities

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale:
U.S. government obligations	$1,618	$15	$-	$1,633
U.S. treasury obligations	52,707	580	(104)	53,183
Municipal obligations	119,381	4,616	(330)	123,667
Corporate obligations	9,251	103	(18)	9,336
Mortgage-backed securities	14,662	92	(118)	14,636
Collateralized mortgage obligations	63,286	416	(635)	63,067
Asset-backed securities	5,617	123	-	5,740
Total	$266,522	$5,945	$(1,205)	$271,262

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale:
U.S. government obligations	$2,214	$31	$-	2,245
U.S. treasury obligations	5,153	504	-	5,657
Municipal obligations	92,914	6,175	(1)	99,088
Corporate obligations	10,579	91	(7)	10,663
Mortgage-backed securities	7,513	161	(5)	7,669
Collateralized mortgage obligations	30,339	852	(2)	31,189
Asset-backed securities	6,293	142	-	6,435
Total	$155,005	$7,956	$(15)	$162,946

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	Investment Securities – continued

Proceeds from sales of available-for-sale securities and the associated gross realized gains and losses were as follows:

	Years Ended
	December 31,
	2021	2020
	(In Thousands)

Proceeds from sale of available-for-sale securities	$4,921	$28,410

Gross realized gain on sale of available-for-sale securities	$23	$1,068
Gross realized loss on sale of available-for-sale securities	-	(335)
Net realized gain on sale of available-for-sale securities	$23	$733

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2021
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$3,223	$3,226
Due from one to five years	12,950	13,308
Due from five to ten years	79,074	80,005
Due after ten years	93,327	97,020
	188,574	193,559

Mortgage-backed securities	14,662	14,636
Collateralized mortgage obligations	63,286	63,067
Total	$266,522	$271,262

At December 31, 2021 and 2020, securities with a fair value of $22,245,000 and $19,716,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	Investment Securities – continued

The Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months were as follows:

	December 31, 2021
	Less than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. treasury obligations	$19,301	$(104)	$-	$-
Municipal obligations	17,973	(330)	-	-
Corporate obligations	2,982	(18)	-	-
Mortgage-backed securities and collateralized mortgage obligations	50,002	(741)	1,296	(12)
Total	$90,258	$(1,193)	$1,296	$(12)

	December 31, 2020
	Less than 12 months		12 months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. treasury obligations	$-	$-	$-	$-
Municipal obligations	282	(1)	-	-
Corporate obligations	4,243	(7)	-	-
Mortgage-backed securities and collateralized mortgage obligations	3,180	(2)	1,501	(5)
Total	$7,705	$(10)	$1,501	$(5)

Unrealized losses associated with investments are believed to be caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Based on the Company’s evaluation of these securities, no other-than-temporary impairment was recorded for the year ended December 31, 2021, or 2020. As of December 31, 2021 and 2020, there were, respectively, 43 and 8 securities in unrealized loss positions that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans

Loans receivable consisted of the following:

	December 31,
	2021	2020
	(In Thousands)
Real estate loans:
Residential 1-4 family	$146,815	$157,092
Commercial real estate	569,976	447,867

Other loans:
Home equity	51,748	56,563
Consumer	18,455	20,168
Commercial	147,870	161,451

Total	934,864	843,141

Deferred loan fees, net	(1,725)	(2,038)
Allowance for loan losses	(12,500)	(11,600)
Total loans, net	$920,639	$829,503

Within the commercial real estate loan category above, $10,232,000 and $11,084,000 was guaranteed by the United States Department of Agriculture Rural Development at December 31, 2021 and 2020, respectively. Also within the loan categories above, $7,333,000 and $6,533,000 was guaranteed by the United States Department of Agriculture Farm Service Agency at December 31, 2021 and 2020, respectively. In addition, within the commercial category above, $4,172,000 and $29,581,000 was guaranteed by the SBA under their PPP at  December 31, 2021 and December 31, 2020, respectively. Deferred loan fees, net includes $286,000 and $613,000 of remaining deferred fees related to the PPP at December 31, 2021 and   December 31, 2020, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

Allowance for loan losses activity was as follows:

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Balance, January 1, 2021	$1,506	$6,951	$515	$364	$2,264	$11,600
Charge-offs	-	(35)	-	(16)	(6)	(57)
Recoveries	-	21	-	8	67	96
Provision	90	533	18	9	211	861
Balance, December 31, 2021	$1,596	$7,470	$533	$365	$2,536	$12,500

Balance, December 31, 2021 allocated to loans individually evaluated for impairment	$199	$-	$-	$-	$401	$600

Balance, December 31, 2021 allocated to loans collectively evaluated for impairment	$1,397	$7,470	$533	$365	$2,135	$11,900

Loans receivable:
Balance, December 31, 2021	$146,815	$569,976	$51,748	$18,455	$147,870	$934,864

Balance, December 31, 2021 of loans individually evaluated for impairment	$953	$3,654	$115	$62	$2,275	$7,059

Balance, December 31, 2021 of loans collectively evaluated for impairment	$145,862	$566,322	$51,633	$18,393	$145,595	$927,805

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Balance, January 1, 2020	$1,301	$4,826	$477	$284	$1,712	$8,600
Charge-offs	-	(18)	-	(36)	(173)	(227)
Recoveries	-	12	-	16	69	97
Provision	205	2,131	38	100	656	3,130
Balance, December 31, 2020	$1,506	$6,951	$515	$364	$2,264	$11,600

Balance, December 31, 2020 allocated to loans individually evaluated for impairment	$296	$-	$-	$-	$54	$350

Balance, December 31, 2020 allocated to loans collectively evaluated for impairment	$1,210	$6,951	$515	$364	$2,210	$11,250

Loans receivable:
Balance, December 31, 2020	$157,092	$447,867	$56,563	$20,168	$161,451	$843,141

Balance, December 31, 2020 of loans individually evaluated for impairment	$1,541	$4,559	$111	$151	$2,239	$8,601

Balance, December 31, 2020 of loans collectively evaluated for impairment	$155,551	$443,308	$56,452	$20,017	$159,212	$834,540

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

Internal classification of the loan portfolio was as follows:

	December 31, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$100,680	$-	$301	$199	$-	$101,180
Residential 1-4 family construction	45,298	-	337	-	-	45,635
Commercial real estate	406,896	1,527	2,145	-	-	410,568
Commercial construction and development	92,403	-	-	-	-	92,403
Farmland	65,037	177	1,744	47	-	67,005
Other loans:
Home equity	51,614	-	134	-	-	51,748
Consumer	18,392	-	63	-	-	18,455
Commercial	100,881	130	524	-	-	101,535
Agricultural	44,550	332	1,444	9	-	46,335
Total	$925,751	$2,166	$6,692	$255	$-	$934,864

	December 31, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$109,746	$-	$857	$199	$-	$110,802
Residential 1-4 family construction	45,953	-	337	-	-	46,290
Commercial real estate	311,756	2,568	2,344	-	-	316,668
Commercial construction and development	65,231	14	36	-	-	65,281
Farmland	63,565	136	2,164	53	-	65,918
Other loans:
Home equity	56,177	274	112	-	-	56,563
Consumer	20,017	-	151	-	-	20,168
Commercial	107,810	829	570	-	-	109,209
Agricultural	50,371	355	1,395	121	-	52,242
Total	$830,626	$4,176	$7,966	$373	$-	$843,141

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

The following tables include information regarding delinquencies within the loan portfolio.

	December 31, 2021
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$21	$-	$21	$616	$100,543	$101,180
Residential 1-4 family construction	-	-	-	337	45,298	45,635
Commercial real estate	788	-	788	497	409,283	410,568
Commercial construction and development	-	-	-	-	92,403	92,403
Farmland	61	-	61	1,630	65,314	67,005
Other loans:
Home equity	-	-	-	115	51,633	51,748
Consumer	55	-	55	62	18,338	18,455
Commercial	6	-	6	516	101,013	101,535
Agricultural	-	-	-	1,718	44,617	46,335
Total	$931	$-	$931	$5,491	$928,442	$934,864

	December 31, 2020
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$693	$34	$727	$684	$109,391	$110,802
Residential 1-4 family construction	853	170	1,023	337	44,930	46,290
Commercial real estate	274	-	274	631	315,763	316,668
Commercial construction and development	-	-	-	36	65,245	65,281
Farmland	179	-	179	2,245	63,494	65,918
Other loans:
Home equity	53	-	53	111	56,399	56,563
Consumer	72	-	72	151	19,945	20,168
Commercial	553	6	559	537	108,113	109,209
Agricultural	71	182	253	1,542	50,447	52,242
Total	$2,748	$392	$3,140	$6,274	$833,727	$843,141

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

The following tables include information regarding impaired loans.

	December 31, 2021
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
	(In Thousands)
Real estate loans:
Residential 1-4 family	$616	$703	$199	$910
Residential 1-4 family construction	337	387	-	337
Commercial real estate	2,024	2,078	-	2,143
Commercial construction and development	-	-	-	25
Farmland	1,630	1,721	-	1,937
Other loans:
Home equity	115	139	-	113
Consumer	62	73	-	107
Commercial	516	639	101	527
Agricultural	1,759	1,862	300	1,731
Total	$7,059	$7,602	$600	$7,830

	December 31, 2020
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
	(In Thousands)
Real estate loans:
Residential 1-4 family	$1,204	$1,267	$296	$911
Residential 1-4 family construction	337	387	-	337
Commercial real estate	2,264	2,328	-	1,423
Commercial construction and development	50	50	-	50
Farmland	2,245	2,262	-	1,360
Other loans:
Home equity	111	136	-	105
Consumer	151	171	-	154
Commercial	537	664	-	681
Agricultural	1,702	2,268	54	1,100
Total	$8,601	$9,533	$350	$6,121

Interest income recognized on impaired loans for the years ended December 31, 2021 and 2020 is considered insignificant. Interest payments received on a cash basis related to impaired loans was $405,000 and $327,000 at  December 31, 2021 and 2020, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

As of December 31, 2021 and 2020, TDR loans totaled $2,224,000 and $1,824,000, respectively.

During the year ended December 31, 2021, there were four new TDR loans. Three of the four loans were farmland loans, and the recorded investments at time of restructure were $180,000, $391,000 and $70,000. No charge-offs were incurred and the loans are on nonaccrual status. The fourth loan was a commercial real estate loan, and the recorded investment at the time of restructure was $115,000. The commercial real estate loan was paid off during the year ended  December 31, 2021. The recorded investments for the remaining farmland loans were $180,000, $391,000 and $70,000, respectively at December 31, 2021.

During the year ended December 31, 2020, there were three new TDR loans. The recorded investments at time of restructure were $94,000 for a commercial construction and development loan, $1,633,000 for a commercial real estate loan and $160,000 for an agricultural loan. At  December 31, 2020, the recorded investments, respectively, were $14,000, $1,633,000 and 160,000. The commercial construction and development loan was paid off during the year ended December 31, 2021. No charge-offs were incurred for the remaining loans and they continue to be on accrual status. The recorded investments for the remaining commercial real estate loan and agricultural loan were $1,527,000 and $41,000, respectively at December 31, 2021.

There were no loans modified as TDRs that defaulted during the year ended December 31, 2021 where the default occurred within 12 months of restructuring. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of December 31, 2021, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in troubled debt restructures.

The company has offered borrowers accommodations due to the impact from COVID-19, including 90-day deferrals, interest only payments and forbearances, which are not considered TDRs as they met the criteria established in the CARES Act. In addition, the Montana Board of Investments ("MBOI") offered 12-months of interest payment assistance to qualified borrowers. As of December 31, 2021, one remaining loan modification for a nonresidential borrower represented a loan of $6,000. As of  December 31, 2020, loan modifications for 40 borrowers represented $28,994,000.

Loans are granted to directors and officers of the Company in the ordinary course of business. Such loans are made in accordance with policies established for all loans of the Company, except that directors, officers and employees may be eligible to receive discounts on loan origination costs.

Loans receivable (including loans sold and serviced for others) from related parties, including directors and executive officers were as follows:

(In Thousands)
Balance, January 1, 2020	$2,999
Principal additions	402
Principal payments	(1,038)
Balance, December 31, 2020	$2,363
Principal additions	1,487
Principal payments	(1,925)
Balance, December 31, 2021	$1,925

	December 31,
	2021	2020
	(In Thousands)

Loans serviced, for the benefit of others, for directors, executive officers and their related parties	$1,583	$1,891

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

	Years Ended
	December 31,
	2021	2020
	(In Thousands)

Interest income from loans owned for directors, executive officers and their related parties	$20	$22

NOTE 5:	Mortgage Servicing Rights

The Company is servicing mortgage loans for the benefit of others which are not included in the consolidated statements of financial condition and have unpaid principal balances of $1,835,561,000 and $1,473,971,000 at December 31, 2021 and 2020, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $4,101,000 and $3,212,000 for the years ended December 31, 2021 and 2020, respectively. These fees, net of amortization, are included in mortgage banking, net which is a component of noninterest income on the consolidated statements of income.

Custodial balances maintained in connection with the foregoing loan servicing are included in noninterest checking deposits and were $11,613,000 and $15,853,000 at December 31, 2021 and 2020, respectively.

The following table is a summary of activity in mortgage servicing rights:

	Years Ended
	December 31,
	2021	2020
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$10,897	$8,739
Mortgage servicing rights capitalized	6,561	5,678
Amortization of mortgage servicing rights	(3,709)	(3,520)
Ending balance	13,749	10,897
Valuation allowance:
Beginning balance	(792)	-
Recovery (impairment) of mortgage servicing rights	736	(792)
Ending balance	(56)	(792)
Mortgage servicing rights, net	$13,693	$10,105

Impairment expense on mortgage servicing rights of $792,000 was recorded for the year ended December 31, 2020 as a result of faster than expected prepayment speed assumptions. However, a recovery of $736,000 was recorded for the year ended December 31, 2021. Recovery (impairment) of servicing rights is included in other noninterest expense on the consolidated statements of income.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Mortgage Servicing Rights – continued

The fair values of these rights were $14,686,000 and $10,105,000 at December 31, 2021 and 2020, respectively. The fair value of servicing rights was determined at loan level, depending on the interest rate and term of the specific loan, using the following valuation assumptions:

	December 31,
	2021	2020
Key assumptions:
Discount rate	12%	12%
Prepayment speed range	184-265%	221-328%
Weighted average prepayment speed	204%	281%

NOTE 6:	Premises and Equipment

The cost and accumulated depreciation of premises and equipment was as follows:

	December 31,
	2021	2020
	(In Thousands)
Land	$9,656	$10,357
Buildings and improvements	52,469	46,854
Furniture and equipment	13,305	11,351
Construction in progress	8,911	6,260
	84,341	74,822
Accumulated depreciation	(20,512)	(17,715)
Premises and equipment, net, excluding right-of-use assets	63,829	57,107
Right-of-use assets	3,437	1,655
Premises and equipment, net	$67,266	$58,762

Depreciation expense was $2,917,000 and $2,443,000 for the years ended December 31, 2021 and 2020, respectively.

The Company leases four full-service branch locations, one community banking office, and two administrative office locations under various operating lease agreements. Leases with a lease term of 12 months at commencement are not recorded on the statements of financial position. The Company’s leases have maturities ranging from 2022 to 2028, some of which include lessee options to extend the leases for up to 10 years.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:	Premises and Equipment – continued

The following table summarizes the Company’s leases:

	December 31
	2021	2020
	(In Thousands)
Right-of-use assets, net of amortization	$3,437	$1,655
Lease liabilities	2,292	1,685
Weighted average remaining lease term (years)	6.05	6.14
Weighted average discount rate	2.45%	3.02%

The components of lease cost, which were included in occupancy and equipment expense on the consolidated statements of income, were as follows:

	December 31
	2021	2020
	(In Thousands)
Operating lease cost	$679	$555
Short-term lease cost	40	69
Total lease cost	$719	$624

The following table presents the maturities of lease liabilities at December 31, 2021 for future periods:

(In Thousands)
2022	$514
2023	399
2024	342
2025	342
2026	342
Thereafter	535
Total lease payments	2,474
Less imputed interest	(182)
Present value of lease liabilities	$2,292

The company also leases office space to third parties through operating leases. The rent income from these leases for the years ending  December 31, 2021 and 2020 was not significant.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:	Goodwill and Other Intangible Assets

Goodwill and core deposit intangible assets were recorded as part of acquisitions. Goodwill totaled $20,798,000 at both  December 31, 2021 and 2020.

The components of core deposit intangible assets were as follows:

	December 31,
	2021	2020
	(In Thousands)
Core deposit intangible	$4,836	$4,836
Accumulated amortization	(3,056)	(2,493)
Core deposit intangible, net	$1,780	$2,343

Core deposit intangible assets are amortized on an accelerated basis over their estimated life of 10 years. Amortization expense related to intangible assets was $563,000 and $652,000 for the years ended December 31, 2021 and 2020. The estimated aggregate future amortization expense for core deposit intangible assets remaining as of December 31, 2021 was as follows:

Years ending December 31:	(In Thousands)
2022	$476
2023	390
2024	320
2025	251
2026	182
Thereafter	161
Total	$1,780

NOTE 8:	Deposits

Deposits are summarized as follows:

	December 31,
	2021		2020
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Noninterest checking	$368,846	0.00%	$318,389	0.00%
Interest-bearing checking	203,410	0.02	160,614	0.02
Savings	223,069	0.06	179,868	0.06
Money market	277,469	0.25	202,407	0.24
Time certificates of deposits	149,755	0.39	171,805	0.68
Total	$1,222,549	0.12%	$1,033,083	0.18%

Time certificates of deposits include $0 and $495,000 related to fixed rate brokered CDs at December 31, 2021 and 2020, respectively.

At December 31, 2021 and 2020, the Company held $444,891,000 and $326,532,000, respectively, in deposit accounts that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) requirements of $250,000 and greater.

Time certificates of deposits with balances of $250,000 and greater were $24,472,000 and $31,440,000 at December 31, 2021 and 2020, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:	Deposits – continued

At December 31, 2021, the scheduled maturities of time deposits were as follows:

Years ending December 31:	(In Thousands)
2022	$112,123
2023	24,870
2024	6,270
2025	1,793
2026	4,699
Thereafter	-
Total	$149,755

Interest expense on deposits was as follows:

	Years Ended
	December 31,
	2021	2020
	(In Thousands)
Checking	$47	$58
Savings	78	87
Money market	545	473
Time certificates of deposits	804	2,996
Total	$1,474	$3,614

At December 31, 2021 and 2020, the Company reclassified $178,000 and $159,000, respectively, in overdrawn deposits as loans.

Related party deposits, including directors’ and executive officers’ deposit accounts at December 31, 2021 and 2020 were $7,554,000 and $4,152,000, respectively.

NOTE 9:	Advances from the Federal Home Loan BankandOther Borrowings

At December 31, 2021, advances from the FHLB of Des Moines and other borrowings mature as follows:

Years ending December 31:	(In Thousands)
2022	$5,000
2023	-
2024	-
2025	-
2026	-
Thereafter	-
Total	$5,000

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:	Advances from the Federal Home Loan Bank and Other Borrowings – continued

Federal Home Loan Bank Advances

FHLB advances include both fixed and amortizing advances. Fixed advances are due at maturity. Advances are subject to prepayment penalties. Interest rates on these advances are fixed. Advances are collateralized by a blanket pledge of the Bank’s loan portfolio. The Company’s investment in FHLB stock is also pledged as collateral on these advances. The total FHLB funding available to the Company at December 31, 2021, was 45.00% of total Bank assets as determined by FHLB, or approximately $630,396,000. The balance of advances was $5,000,000 and $17,070,000 at December 31, 2021 and 2020, respectively. The Bank also has a contingent letter of credit with FHLB for $520,000 and $1,090,000 at December 31, 2021 and 2020, respectively.

Other Borrowings

During the year ended December 31, 2021, Eagle established a $10,000,000 line of credit with Bell Bank. The balance of this line of credit was $0 at December 31, 2021.

During the year ended December 31, 2020, the Bank utilized the FRB's Payroll Protection Program Loan Funding ("PPPLF") facility as a partial source of funding for its SBA PPP loans. However, the outstanding balance was fully repaid as of December 31, 2020.

Federal Funds Purchased

At  December 31, 2021, the Bank had $85,000,000 in Federal funds lines of credit with unaffiliated institutions, including Pacific Coast Bankers Bank ("PCBB"), PNC Financial Services Group, Inc. ("PNC"), United Bankers' Bank ("UBB") and Texas Independent Bank ("TIB"). The balance of these lines of credit was $0 at both  December 31, 2021 and 2020.

The Bank previously had a $20,000,000 Federal funds line of credit with Zions Bank. The line of credit was terminated during the year ended December 31, 2021.

All Borrowings Outstanding

For all borrowings outstanding the weighted average interest rate for advances at December 31, 2021 and 2020 was 1.81% and 1.89%, respectively. The average amount outstanding was $9,410,000 and $76,119,000 for 2021 and 2020, respectively. The maximum amount outstanding at any month-end was $16,917,000 and $105,820,000 for 2021 and 2020, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:	Other Long-Term Debt

Other long-term debt consisted of the following:

	December 31,
	2021		2020
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)

Senior notes fixed at 5.75%, due 2022	$10,000	$(4)	$10,000	$(48)
Subordinated debentures fixed at 5.50% to floating, due 2030	15,000	(282)	15,000	(316)
Subordinated debentures variable at 3-Month Libor plus 1.42%, due 2035	5,155	-	5,155	-
Total other long-term debt	$30,155	$(286)	$30,155	$(364)

In June 2020, the Company completed the issuance of $15,000,000 in aggregate principal amount of subordinated notes due in 2030 in a private placement transaction to certain qualified institutional accredited investors. The notes bear interest at an annual fixed rate of 5.50% payable semi-annually. Starting July 1, 2025, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be three-month term Secured Overnight Financing Rate ("SOFR") plus a spread of 509.0 basis points, payable quarterly. The notes are subject to redemption at the option of the Company on or after July 1, 2025. The subordinated debentures qualify as Tier 2 capital for regulatory capital purposes.

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

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders on December 15, 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at 3-Month LIBOR plus 1.42%, making the rate 1.63% and 1.66% as of December 31, 2021 and 2020, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date. The subordinated debentures qualify as Tier 1 capital for regulatory capital purposes.

For 2021 and 2020, interest expense on all other long-term debt was $1,558,000 and $1,687,000, respectively.

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

Commitments are summarized as follows:

	December 31,
	2021	2020
	(In Thousands)
Commitments to extend credit	$252,485	$173,866
Letters of credit	4,129	2,647

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:	Commitments and Contingencies – continued

Employment Contracts

The Company has entered into change of control agreements with its Chief Financial Officer/Chief Operating Officer, Chief Lending Officer, Chief Credit Officer, Chief Risk Officer, Chief Operations Officer, Chief Information Officer, Chief Retail Officer and Chief Human Resource Officer. The change in control agreements provide a double trigger benefit equal to the sum of the executive’s annual salary and bonus for the most recently completed year. The benefits are payable if the executive’s employment is terminated without cause within two years after a change in control or if the executive resigns for good reason during the two years after a change in control. The change in control agreements are for two years, renewing automatically for successive one-year periods unless Eagle provides written notice of nonrenewal 90 days before the contract anniversary date. The officer would also receive benefit payments (less co-payment amounts) for continued life, medical, dental and disability insurance coverage substantially identical to coverage maintained by the Bank before employment termination. Continued insurance coverage benefits are payable for the 12-month period following termination or, if sooner, until life, medical, dental and disability insurance coverage is obtained from another employer.

Legal Proceedings

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s financial statements.

NOTE 12:	Income Taxes

The components of the Company’s income tax provision (benefit) were as follows:

	Years Ended
	December 31,
	2021	2020
	(In Thousands)
Current
U.S. federal	$2,717	$6,281
Montana	1,112	2,139
Total current income tax provision	3,829	8,420
Deferred
U.S. federal	825	(949)
Montana	209	(237)
Total deferred income tax provision (benefit)	1,034	(1,186)
Total income tax provision	$4,863	$7,234

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:	Income Taxes – continued

The nature and components of deferred tax assets and liabilities were as follows:

	December 31,
	2021	2020
	(In Thousands)
Deferred tax assets:
Loans receivable	$3,292	$3,055
Deferred loan fees	454	649
Lease liability	604	444
Deferred compensation	1,495	1,366
Employee benefits	435	365
Acquisition costs	202	236
Acquisition fair value adjustments	345	498
Other	903	755
Total deferred tax assets	7,730	7,368
Deferred tax liabilities:
Premises and equipment	891	786
Right-of-use asset	905	436
FHLB stock	25	32
Mortgage servicing rights	3,606	2,661
Unrealized gains on securities available-for-sale	1,247	2,090
Goodwill	1,119	995
Intangibles	464	603
Other	121	222
Total deferred tax liabilities	8,378	7,825
Net deferred tax liability	$(648)	$(457)

The Company believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:	Income Taxes – continued

A reconciliation of the Company’s effective income tax provision (benefit) to the statutory federal income tax rate was as follows:

	Years Ended
	December 31,
	2021		2020
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income
	(Dollars in Thousands)
Federal income taxes at the statutory rate	$4,049	21.00%	$5,973	21.00%
State income taxes	1,047	5.43	1,517	5.33
Tax-exempt interest income	(292)	-1.51	(285)	-1.00
Transaction costs	160	0.83	-	0.00
Income from bank-owned life insurance	(151)	-0.78	(135)	-0.47
Other, net	50	0.25	164	0.58
Actual tax expense and effective tax rate	$4,863	25.22%	$7,234	25.44%

NOTE 13:	Accumulated Other Comprehensive Income (Loss)

The following table includes information regarding the activity in accumulated other comprehensive income (loss):

Unrealized
Gains (Losses)
on Securities
Available for Sale
(In Thousands)
Balance, January 1, 2021	$5,851
Other comprehensive loss, before reclassifications and income taxes	(3,178)
Amounts reclassified from accumulated other comprehensive income, before income taxes	(23)
Income tax benefit	843
Total other comprehensive loss	(2,358)
Balance, December 31, 2021	$3,493

Balance, January 1, 2020	$1,329
Other comprehensive income, before reclassifications and income taxes	6,871
Amounts reclassified from accumulated other comprehensive income, before income taxes	(733)
Income tax provision	(1,616)
Total other comprehensive income	4,522
Balance, December 31, 2020	$5,851

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14:	Earnings Per Share

The computations of basic and diluted earnings per share are below.

	Years Ended
	December 31,
	2021	2020
	(Dollars in Thousands, Except for Per Share Data)
Basic weighted average shares outstanding	6,653,935	6,795,503
Dilutive effect of stock compensation	1,800	24,803
Diluted weighted average shares outstanding	6,655,735	6,820,306

Net income available to common shareholders	$14,419	$21,206

Basic earnings per share	$2.17	$3.12

Diluted earnings per share	$2.17	$3.11

There were no anti-dilutive shares at December 31, 2021 or 2020.

NOTE 15:	Capital Management and Regulatory Matters

Federal regulations require Federal Reserve member banks, such as Opportunity Bank of Montana and all other FDIC insured depository institutions, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a Tier 1 capital to total average assets leverage ratio of 4.0%. Federal law establishes a prompt corrective action framework to resolve the problems of undercapitalized depository institutions. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on the Company’s financial statements. Prompt corrective action provisions are not applicable to bank holding companies.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet each of its minimum risk-based capital requirements. An institution is considered "adequately capitalized" if it has a leverage ratio of 4.0%, and including the conservation buffer, a common equity Tier 1 capital to risk-based assets ratio of 7.0%, a Tier 1 capital to risk-weighted assets ratio of 8.5% and a total capital to risk-weighted assets ratio of 10.5%.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:	Capital Management and Regulatory Matters – continued

Management believes that, as of December 31, 2021 , the Company and the Bank meet all capital adequacy requirements.

As of December 31, 2021, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Banks’s category. The Bank’s actual capital amounts and ratios as of December 31, 2021 are presented in the table below and all of the ratios, with the exception of the Tier 1 capital to adjusted total average assets ratio, include the capital conservation buffer of 2.50%:

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2021:
Total risk-based capital to risk weighted assets
Consolidated	$164,639	15.18%	$113,904	10.50%	N/A	N/A
Bank	165,786	15.32	113,591	10.50	108,182	10.00

Tier 1 capital to risk weighted assets
Consolidated	137,139	12.64	92,208	8.50	N/A	N/A
Bank	153,286	14.17	91,955	8.50	86,546	8.00

Common equity Tier 1 capital to risk weighted assets
Consolidated	132,139	12.18	75,936	7.00	N/A	N/A
Bank	153,286	14.17	75,727	7.00	70,318	6.50

Tier 1 capital to adjusted total average assets
Consolidated	137,139	9.75	56,290	4.00	N/A	N/A
Bank	153,286	10.96	55,929	4.00	69,911	5.00

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:	Capital Management and Regulatory Matters – continued

The Bank’s actual capital amounts and ratios as of December 31, 2020 are presented in the table below and all of the ratios, with the exception of the Tier 1 capital to adjusted total average assets ratio, include the capital conservation buffer of 2.50%.

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2020:
Total risk-based capital to risk weighted assets
Consolidated	$156,897	17.04%	$96,665	10.50%	N/A	N/A
Bank	153,204	16.71	96,279	10.50	91,694	10.00

Tier 1 capital to risk weighted assets
Consolidated	130,434	14.17	78,253	8.50	N/A	N/A
Bank	141,741	15.46	77,940	8.50	73,355	8.00

Common equity Tier 1 capital to risk weighted assets
Consolidated	125,434	13.63	64,444	7.00	N/A	N/A
Bank	141,741	15.46	64,186	7.00	59,601	6.50

Tier 1 capital to adjusted total average assets
Consolidated	130,434	10.61	49,183	4.00	N/A	N/A
Bank	141,741	11.72	48,370	4.00	60,462	5.00

Dividend Limitations

Under State of Montana banking regulation, member banks such as the Bank generally may declare annual cash dividends up to an amount equal to the previous two years’ net earnings. Dividends in excess of such amount require approval of the Division of Banking. The Bank paid dividends of $5,800,000 and $3,600,000 during the years ended December 31, 2021 and 2020, respectively, to Eagle. Eagle paid dividends of $0.445 and $0.385 per share to its shareholders during the years ended  December 31, 2021 and 2020, respectively.

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

Stock Repurchase Program

On July 22, 2021, Eagle's Board of Directors (the "Board") authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased during the year ended December 31, 2021 other than the issuer tender offer. The plan expires on July 22, 2022.

On July 23, 2020, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchased its shares and the timing of such repurchase depended upon market conditions and other corporate considerations. During the third quarter of 2020, 41,337 shares were purchased under this plan at an average price of $15.75 per share. However, no shares were purchased during the fourth quarter of 2020 or during 2021. The plan expired on July 23, 2021.

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

In the normal course of lending, the Bank provided a commercial line of credit to an affiliated entity that is partially owned by one of the Company’s directors. The commercial line of credit had a balance of $0 as of December 31, 2021 and 2020, respectively. In addition, also in the normal course of lending, the Bank provided a commercial real estate loan to a separate affiliated entity that is partially owned by the same director. The commercial real estate loan had a balance of $222,000 and $248,000 as of December 31, 2021 and 2020, respectively.

NOTE 17:	Benefit Plans

Profit Sharing Plan

The Company provides a noncontributory profit sharing plan for eligible employees who have completed one year of service. The amount of the Company’s annual contribution is determined by the Board. Profit sharing expense was $1,183,000 and $1,032,000 for the years ended December 31, 2021 and 2020, respectively.

The Company’s profit sharing plan includes a 401(k) feature. At the discretion of the Board, the Company may match up to 50.00% of participants’ contributions up to a maximum of 4.00% of participants’ salaries. For the years ended December 31, 2021 and 2020, the Company’s match totaled $569,000 and $482,000, respectively.

Deferred Compensation Plans

The Company has entered into deferred compensation contracts with current key employees. The contracts provide fixed benefits payable in equal annual installments upon retirement. The Company purchased life insurance contracts that may be used to fund the payments. The charge to expense is based on the present value computations of anticipated liabilities. For the years ended December 31, 2021 and 2020, the total expense was $760,000 and $699,000, respectively. The Company recorded a liability for the deferred compensation plan of $5,215,000 and $4,751,000 at December 31, 2021 and 2020, respectively, which are included in accrued expenses and other liabilities in the consolidated statements of financial condition.

Employee Stock Ownership Plan

The Company established an ESOP in 2000 for eligible employees who meet certain age and service requirements. In April 2010, the ESOP borrowed approximately $1,971,000 from Eagle Bancorp Montana, Inc. and used the funds to purchase 197,142 shares of common stock, at $10 per share. The Bank made annual contributions to the ESOP sufficient to satisfy the debt service requirements of the loan that had a twelve-year term that matured December 31, 2021 and an 8.00% interest rate.

The Company sold 251,256 shares of common stock to the ESOP at a price of $23.88 per share in June 2021. The shares were purchased from Eagle by the ESOP in exchange for a loan totaling $6,000,000. The loan has a ten-year term and bears interest at 3.00%. The Bank will make annual contributions to the ESOP sufficient to satisfy the debt service requirements of the loan. The ESOP uses these contributions, and dividends received by the ESOP on unallocated shares, to make principal and interest payments on the loan to the Company. The shares held by the ESOP will be used for allocations to employees of the Company over a ten-year period.

Shares purchased by the ESOP are held in a suspense account by the plan trustee until allocated to participant accounts. Shares released from the suspense account are allocated to participants on the basis of their relative compensation in the year of allocation. Participants become vested in the allocated shares over a period not to exceed seven years. Any forfeited shares are allocated to other participants in the same proportion as contributions. As shares are committed to be released, the Company reports compensation expense equal to the average daily market prices of the shares. The compensation expense is accrued throughout the year. Dividends on ESOP shares are recorded as a reduction to retained earnings.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17:	Employee Benefits – continued

Employee Stock Ownership Plan – continued

Total ESOP expenses of $520,000 and $294,000 were recognized for the years ended December 31, 2021 and 2020, respectively.

The following table shows the components of the ESOP shares:

	December 31,
	2021	2020

Allocated shares	225,947	223,153
Unallocated shares	239,902	14,362
Total ESOP shares	465,849	237,515

Fair value of unallocated shares (in thousands)	$5,513	$305

Stock Incentive Plans

The Company adopted the stock incentive plan on November 1, 2011. This plan provides for different types of awards including stock options, restricted stock and performance shares. Under this plan, awards of Eagle's common stock may be made to eligible directors, officers and employees. This plan was amended during 2015, 2017 and 2020 and increased the maximum number of shares of restricted stock for issuance under this plan to 293,571. The number of shares of restricted stock available to award under this plan was 22,124 as of December 31, 2021.

The following table shows the activity of the restricted stock awards granted under this plan:

Number of
Shares

Unvested awards as of January 1, 2020	43,940
Awards granted	35,737
Awards vested	(19,340)
Awards forfeited	(2,000)
Unvested awards as of December 31, 2020	58,337
Awards granted	43,515
Awards vested	(16,084)
Awards forfeited	(3,816)
Unvested awards as of December 31, 2021	81,952

At December 31, 2021, the Company has unrecognized expense of approximately $1,643,000 for this plan, which it expects to recognize ratably through November 2026. This plan also includes shares of stock which may be issued for awards of stock options totaling 246,427. However, no stock options have been awarded under this plan.

The Company established a nonemployee director award plan effective April 23, 2020. Under this plan, awards of Eagle's common stock may be made to eligible directors. The maximum number of shares of restricted stock for issuance under this plan is 13,000. The number of shares of restricted stock available to award under this plan was 9,208.

The following table shows the activity of the restricted stock awards granted under this plan:

Number of
Shares

Unvested awards as of January 1, 2020	-
Awards granted	2,024
Awards vested	-
Awards forfeited	-
Unvested awards as of December 31, 2020	2,024
Awards granted	1,768
Awards vested	(2,024)
Awards forfeited	-
Unvested awards as of December 31, 2021	1,768

At December 31, 2021, the Company has unrecognized expense of approximately $34,000 for this plan, which it expects to recognize ratably through November 2022.

The Company recognized total compensation expense of $439,000 and $380,000 for these plans during the years ended December 31, 2021 and 2020, respectively.

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

Derivatives are summarized as follows:

	December 31, 2021			December 31, 2020
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$84,674	$1,218	$-	$227,977	$6,017	$-
Forward TBA mortgage-backed securities	51,000	-	94	180,000	-	1,056

Changes in the fair value of the derivatives are recorded in mortgage banking, net within noninterest income on the consolidated statements of income. A net loss of $3,836,000 was recorded for the year ended  December 31, 2021, respectively. A net gain of  $4,607,000 was recorded for the year ended December 31, 2020, respectively.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government obligations	$-	$1,633	$-	$1,633
U.S. treasury obligations	53,183	-	-	53,183
Municipal obligations	-	123,667	-	123,667
Corporate obligations	-	9,336	-	9,336
Mortgage-backed securities	-	14,636	-	14,636
Collateralized mortgage obligations	-	63,067	-	63,067
Asset-backed securities	-	5,740	-	5,740
Loans held-for-sale	-	25,819	-	25,819
Interest rate lock commitments	-	-	1,218	1,218
Financial liabilities:
Forward TBA mortgage-backed securities	-	94	-	94

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government obligations	$-	$2,245	$-	$2,245
U.S. treasury obligations	5,657	-	-	5,657
Municipal obligations	-	99,088	-	99,088
Corporate obligations	-	10,663	-	10,663
Mortgage-backed securities	-	7,669	-	7,669
Collateralized mortgage obligations	-	31,189	-	31,189
Asset-backed securities	-	6,435	-	6,435
Loans held-for-sale	-	54,615	-	54,615
Interest rate lock commitments	-	-	6,017	6,017
Financial liabilities:
Forward TBA mortgage-backed securities	-	1,056	-	1,056

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19:	Fair Value of Financial Instruments – continued

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

The following tables summarize financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$376	$376
Real estate and other repossessed assets	-	-	4	4
Mortgage servicing rights	-	-	14,686	14,686

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$728	$728
Real estate and other repossessed assets	-	-	-	-
Mortgage servicing rights	-	-	10,105	10,105

The following table represents the Bank's financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the valuation techniques used to measure the fair value of those assets and liabilities, and the significant unobservable inputs and the ranges of values for those inputs:

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the year ended  December 31, 2021.

	December 31, 2021	December 31, 2020
	Interest Rate Lock Commitments
	(In Thousands)
Balance, January 1, 2021	$6,017	$554
Purchases and issuances	12,408	26,128
Sales and settlements	(17,207)	(20,665)
Balance, December 31, 2021	$1,218	$6,017
Net change in unrealized gains relating to items held at end of period	$(4,799)	$5,463

The tables below summarize the estimated fair values of financial instruments of the Company, whether or not recognized at fair value on the consolidated statements of condition. The tables are followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

	December 31, 2021
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$61,434	$-	$-	$61,434	$61,434
FHLB stock	1,702	-	-	1,702	1,702
FRB stock	2,974	-	-	2,974	2,974
Loans receivable, gross	-	-	939,204	939,204	933,139
Accrued interest and dividends receivable	5,751	-	-	5,751	5,751
Mortgage servicing rights	-	-	14,686	14,686	13,693
Financial liabilities:
Non-maturing interest-bearing deposits	-	703,948	-	703,948	703,948
Noninterest-bearing deposits	368,846	-	-	368,846	368,846
Time certificates of deposit	-	-	149,605	149,605	149,755
Accrued expenses and other liabilities	21,037	-	-	21,037	21,037
FHLB advances and other borrowings	-	-	5,003	5,003	5,000
Other long-term debt	-	-	29,299	-	30,155

	December 31, 2020
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$69,802	$-	$-	$69,802	$69,802
FHLB stock	2,060	-	-	2,060	2,060
FRB stock	2,974	-	-	2,974	2,974
Loans receivable, gross	-	-	847,579	847,579	841,103
Accrued interest and dividends receivable	5,765	-	-	5,765	5,765
Mortgage servicing rights	-	-	10,105	10,105	10,105
Financial liabilities:
Non-maturing interest-bearing deposits	-	542,889	-	542,889	542,889
Noninterest-bearing deposits	318,389	-	-	318,389	318,389
Time certificates of deposit	-	-	172,561	172,561	171,805
Accrued expenses and other liabilities	23,239	-	-	23,239	23,239
FHLB advances and other borrowings	-	-	17,217	17,217	17,070
Other long-term debt	-	-	29,414	29,414	30,155

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20:	Condensed Parent Company Financial Statements

Included below are the condensed financial statements of the Parent Company, Eagle Bancorp Montana, Inc.:

	December 31,
	2021	2020
	(In Thousands)
Assets:
Cash and cash equivalents	$980	$5,775
Securities available-for-sale	4,078	5,149
Investment in Eagle Bancorp Statutory Trust I	155	155
Investment in Subsidiaries	177,892	169,190
Other assets	4,203	3,126
Total assets	$187,308	$183,395

Liabilities and Shareholders' Equity:
Accounts payable and accrued expenses	$710	$666
Other long-term debt	29,869	29,791
Shareholders' equity	156,729	152,938
Total liabilities and shareholders' equity	$187,308	$183,395

	Years Ended
	December 31,
	2021	2020
	(In Thousands)

Interest income	$118	$152
Interest expense	(1,560)	(1,690)
Noninterest income	7	-
Noninterest expense	(1,514)	(1,116)
Loss before income taxes	(2,949)	(2,654)
Income tax benefit	(579)	(659)
Loss before equity in undistributed earnings of Subsidiaries	(2,370)	(1,995)
Equity in undistributed earnings of Subsidiaries	16,789	23,201
Net income	$14,419	$21,206

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20:	Condensed Parent Company Financial Statements – continued

	Years Ended
	December 31,
	2021	2020
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$14,419	$21,206
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of Subsidiaries	(16,789)	(23,201)
Other adjustments, net	(706)	(25)
Net cash used in operating activities	(3,076)	(2,020)

Cash Flows from Investing Activities:
Cash contributions from Opportunity Bank of Montana	5,800	3,600
Cash paid for acquisitions, net of cash received	-	(6,500)
Activity in available-for-sale securities:
Sales	387	-
Maturities, principal payments and calls	557	10,250
Purchases	-	(10,199)
Net cash provided by (used in) investing activities	6,744	(2,849)

Cash Flows from Financing Activities:
Proceeds from issuance of subordinated debentures	-	15,000
Repayment of subordinated debentures	-	(10,000)
Payments for debt issuance costs	-	(335)
ESOP payments and dividends	425	285
Payments to purchase treasury stock	(6,279)	(987)
Treasury shares reissued for compensation	409	380
Dividends paid	(3,018)	(2,615)
Net cash (used in) provided by financing activities	(8,463)	1,728

Net Decrease in Cash and Cash Equivalents	(4,795)	(3,141)

Cash and Cash Equivalents, beginning of period	5,775	8,916

Cash and Cash Equivalents, end of period	$980	$5,775