Form 10-Q
period 2022-03-31
Eagle Bancorp Montana, Inc.
filed 2022-05-05
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock par value $0.01 per share	EBMT	Nasdaq Global Market

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	6,694,811 shares outstanding

As of April 29, 2022

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

●

the effect of acquisitions we may make, if any, including, without limitation, the failure to achieve expected revenue growth and/or expense savings from such acquisitions, including our recent acquisition of First Community Bancorp, Inc.;

●

risks related to the integration of any businesses we have acquired or expect to acquire, including exposure to potential asset quality and credit quality risks and unknown or contingent liabilities, the time and costs associated with integrating systems, technology platforms, procedures and personnel, including our recent acquisition of First Community Bancorp, Inc.;

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Part II, Item 1A, “Risk Factors” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2021, any subsequent Reports on Form 10-Q and Form 8-K, and other filings with the SEC. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS:
Cash and due from banks	$17,516	$10,938
Interest-bearing deposits in banks	62,697	43,669
Federal funds sold	14,889	6,827
Total cash and cash equivalents	95,102	61,434

Securities available-for-sale	264,635	271,262
Federal Home Loan Bank ("FHLB") stock	1,723	1,702
Federal Reserve Bank ("FRB") stock	2,974	2,974
Mortgage loans held-for-sale, at fair value	22,295	25,819
Loans receivable, net of allowance for loan losses of $12,700 at March 31, 2022 and $12,500 at December 31, 2021	945,981	920,639
Accrued interest and dividends receivable	5,750	5,751
Mortgage servicing rights, net	14,288	13,693
Premises and equipment, net	69,536	67,266
Cash surrender value of life insurance, net	36,681	36,474
Goodwill	20,798	20,798
Core deposit intangible, net	1,660	1,780
Deferred tax asset, net	3,776	-
Other assets	6,854	6,334

Total assets	$1,492,053	$1,435,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	March 31,	December 31,
	2022	2021
LIABILITIES:
Deposit accounts:
Noninterest-bearing	$371,818	$368,846
Interest-bearing	898,758	853,703
Total deposits	1,270,576	1,222,549

Accrued expenses and other liabilities	18,968	21,131
Deferred tax liability, net	-	648
FHLB advances and other borrowings	-	5,000
Other long-term debt:
Principal amount	60,155	30,155
Unamortized debt issuance costs	(1,169)	(286)
Total other long-term debt, net	58,986	29,869

Total liabilities	1,348,530	1,279,197

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 20,000,000 shares authorized; 7,110,833 shares issued; 6,694,811 shares outstanding at March 31, 2022 and December 31, 2021, respectively)	71	71
Additional paid-in capital	80,960	80,832
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(5,586)	(5,729)
Treasury stock, at cost (416,022 and 316,022 shares at March 31, 2022 and December 31, 2021, respectively)	(9,592)	(7,321)
Retained earnings	86,750	85,383
Accumulated other comprehensive (loss) income, net of tax	(9,080)	3,493
Total shareholders' equity	143,523	156,729

Total liabilities and shareholders' equity	$1,492,053	$1,435,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$11,373	$11,029
Securities available-for-sale	1,297	877
FHLB and FRB dividends	59	69
Other interest income	39	26
Total interest and dividend income	12,768	12,001

INTEREST EXPENSE:
Deposits	312	402
FHLB advances and other borrowings	6	70
Other long-term debt	605	390
Total interest expense	923	862

NET INTEREST INCOME	11,845	11,139

Loan loss provision	279	299

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	11,566	10,840

NONINTEREST INCOME:
Service charges on deposit accounts	331	273
Mortgage banking, net	6,245	11,763
Interchange and ATM fees	453	425
Appreciation in cash surrender value of life insurance	207	158
Other noninterest income	1,057	774
Total noninterest income	$8,293	$13,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
NONINTEREST EXPENSE:
Salaries and employee benefits	$10,381	$12,086
Occupancy and equipment expense	1,678	1,430
Data processing	1,251	1,297
Advertising	285	273
Amortization of core deposit intangible	122	144
Loan costs	546	722
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	93	81
Professional and examination fees	322	282
Acquisition costs	317	-
Other noninterest expense	1,953	898
Total noninterest expense	16,948	17,213

INCOME BEFORE PROVISION FOR INCOME TAXES	2,911	7,020

Provision for income taxes	695	1,755

NET INCOME	$2,216	$5,265

BASIC EARNINGS PER SHARE	$0.34	$0.78

DILUTED EARNINGS PER SHARE	$0.34	$0.78

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

NET INCOME	$2,216	$5,265

OTHER ITEMS OF COMPREHENSIVE (LOSS) INCOME BEFORE TAX:
Change in fair value of investment securities available-for-sale	(17,067)	(2,572)
Reclassification for net realized gain (loss) on investment securities available-for-sale	-	-
Total other comprehensive loss	(17,067)	(2,572)

Income tax benefit related to securities available-for-sale	4,494	677

COMPREHENSIVE (LOSS) INCOME	$(10,357)	$3,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended March 31, 2022 and 2021

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME (LOSS)	TOTAL

Balance at January 1, 2022	$-	$71	$80,832	$(5,729)	$(7,321)	$85,383	$3,493	$156,729
Net income	-	-	-	-	-	2,216	-	2,216
Other comprehensive loss	-	-	-	-	-	-	(12,573)	(12,573)
Dividends paid ($0.125 per share)	-	-	-	-	-	(849)	-	(849)
Stock compensation expense	-	-	135	-	-	-	-	135
ESOP shares allocated (5,997 shares)	-	-	(7)	143	-	-	-	136
Treasury stock purchased (100,000 shares at $22.71 average cost per share)	-	-	-	-	(2,271)	-	-	(2,271)
Balance at March 31, 2022	$-	$71	$80,960	$(5,586)	$(9,592)	$86,750	$(9,080)	$143,523

Balance at January 1, 2021	$-	$71	$77,602	$(145)	$(4,423)	$73,982	$5,851	$152,938
Net income	-	-	-	-	-	5,265	-	5,265
Other comprehensive loss	-	-	-	-	-	-	(1,895)	(1,895)
Dividends paid ($.0975 per share)	-	-	-	-	-	(661)	-	(661)
Stock compensation expense	-	-	90	-	-	-	-	90
ESOP shares allocated (4,154 shares)	-	-	52	42	-	-	-	94
Balance at March 31, 2021	$-	$71	$77,744	$(103)	$(4,423)	$78,586	$3,956	$155,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,216	$5,265
Adjustments to reconcile net income to net cash provided by operating activities:
Loan loss provision	279	299
Recovery of mortgage servicing rights	(56)	(677)
Depreciation	842	649
Net amortization of investment securities premiums and discounts	380	238
Amortization of mortgage servicing rights	609	994
Amortization of right-of-use assets	172	128
Amortization of core deposit intangible	122	144
Compensation expense related to restricted stock awards	135	90
ESOP compensation expense for allocated shares	136	94
Deferred income tax provision	71	66
Net gain on sale of loans	(6,233)	(14,277)
Originations of loans held-for-sale	(170,074)	(267,168)
Proceeds from sales of loans held-for-sale	179,831	275,451
Net (gain) loss on sale of real estate owned and other repossessed assets	(14)	9
Net gain on sale/disposal of premises and equipment	(1)	-
Net appreciation in cash surrender value of life insurance	(207)	(158)
Net change in:
Accrued interest and dividends receivable	(1)	314
Other assets	(145)	3,084
Accrued expenses and other liabilities	(2,168)	(614)
Net cash provided by operating activities	5,894	3,931

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Maturities, principal payments and calls	9,338	2,355
Purchases	(20,158)	(25,663)
FHLB stock (purchased) redeemed	(21)	83
Loan origination and principal collection, net	(27,096)	10,233
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	5	16
Purchases of premises and equipment, net	(3,284)	(3,986)
Net cash used in investing activities	$(41,216)	$(16,962)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$48,027	$60,321
Payments on long-term FHLB and other borrowings	(5,000)	(5,208)
Proceeds from issuance of subordinated debentures	40,000	-
Repayment of senior debt	(10,000)	-
Payments for debt issuance costs	(917)	-
Purchase of treasury stock	(2,271)	-
Dividends paid	(849)	(661)
Net cash provided by financing activities	68,990	54,452

NET INCREASE IN CASH AND CASH EQUIVALENTS	33,668	41,421

CASH AND CASH EQUIVALENTS, beginning of period	61,434	69,802

CASH AND CASH EQUIVALENTS, end of period	$95,102	$111,223

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,092	$1,415
Cash paid during the period for income taxes	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Decrease in fair value of securities available-for-sale	$(17,067)	$(2,572)
Mortgage servicing rights recognized	1,148	1,532
Right-of-use assets obtained in exchange for lease liabilities	4	-
Loans transferred to real estate and other assets acquired in foreclosure	328	-

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

In March 2021, the Bank established a subsidiary, Opportunity Housing Fund, LLC ("OHF"), to invest in Low-Income Housing Tax Credit ("LIHTC") projects. The LIHTC program is designed to encourage capital investment in construction and rehabilitation of low-income housing. Tax credits are allowable over a 10-year period. During the year ended December 31, 2021, OHF made initial investments in two LIHTC projects. Investments in LIHTC projects are included in other assets on the statement of financial condition and totaled $1,237,000 and $935,000 as of March 31, 2022 and December 31, 2021, respectively.

In  August 2019, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Western Holding Company of Wolf Point (“WHC”), a Montana corporation, and WHC’s wholly-owned subsidiary, Western Bank of Wolf Point, a Montana chartered commercial bank (“WB”). The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, WHC would merge with and into Eagle, with Eagle continuing as the surviving corporation. The merger closed on  January 1, 2020. WB operated one branch in Wolf Point, Montana. In addition, Western Financial Services, Inc. ("WFS") was acquired through the WHC merger. WFS facilitates deferred payment contracts for customers that produce agricultural products.

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

The Bank currently has 23 full service branches. The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities. The Bank also operated certain branches under the names Dutton State Bank, Farmers State Bank of Denton and The State Bank of Townsend. Effective January 3, 2022, these branches were rebranded and are now only operating as Opportunity Bank of Montana.

Basis of Financial Statement Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K with all of the audited information and footnotes required by U.S. GAAP for complete financial statements for the year ended December 31, 2021, as filed with the SEC on March 9, 2022. In the opinion of management, all normal adjustments and recurring accruals considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

The results of operations for the three-month period ended  March 31, 2022 are not necessarily indicative of the results to be expected for the year ending  December 31, 2022 or any other period. In preparing condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights, the fair value of financial instruments, the valuation of goodwill and deferred tax assets and liabilities.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Reclassifications

Certain prior period amounts were reclassified to conform to the presentation for 2022. These reclassifications had no impact on net income or shareholders’ equity.

Subsequent Events

The Company has evaluated events and transactions subsequent to  March 31, 2022 for recognition and/or disclosure.

On April 21, 2022, Eagle's Board of Directors (the "Board") authorized the repurchase of up to 400,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. The plan expires on April 21, 2023.

In September 2021, the Company entered into an Agreement and Plan of Merger with First Community Bancorp, Inc., a Montana corporation ("FCB") and FCB's wholly-owned subsidiary, First Community Bank, a Montana chartered commercial bank. The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, FCB would merge with and into Eagle, with Eagle continuing as the surviving corporation. The acquisition closed on April 30, 2022. The fair value of assets acquired and liabilities assumed as of April 30, 2022 are still being determined.

NOTE 2. INVESTMENT SECURITIES

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	March 31, 2022				December 31, 2021
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(In Thousands)
Available-for-Sale:
U.S. government obligations	$1,428	$2	$(5)	$1,425	$1,618	$15	$-	$1,633
U.S. Treasury obligations	72,848	29	(3,390)	69,487	52,707	580	(104)	53,183
Municipal obligations	116,530	558	(5,808)	111,280	119,381	4,616	(330)	123,667
Corporate obligations	6,250	65	(41)	6,274	9,251	103	(18)	9,336
Mortgage-backed securities	13,770	2	(647)	13,125	14,662	92	(118)	14,636
Collateralized mortgage obligations	61,959	9	(3,169)	58,799	63,286	416	(635)	63,067
Asset-backed securities	4,177	68	-	4,245	5,617	123	-	5,740
Total	$276,962	$733	$(13,060)	$264,635	$266,522	$5,945	$(1,205)	$271,262

For the three months ended March 31, 2022 and 2021, there were no sales of available-for-sale securities. As a result, there were no associated gross gains or losses.

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

	March 31, 2022
	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$21,343	$21,284
Due from one to five years	11,113	11,098
Due from five to ten years	80,534	76,056
Due after ten years	88,243	84,273
	201,233	192,711
Mortgage-backed securities	13,770	13,125
Collateralized mortgage obligations	61,959	58,799
Total	$276,962	$264,635

As of  March 31, 2022 and December 31, 2021, securities with a fair value of $22,175,000 and $22,245,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	March 31, 2022
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government obligations	$303	$(5)	$-	$-
U.S. Treasury obligations	64,255	(3,390)	-	-
Municipal obligations	87,226	(5,808)	-	-
Corporate obligations	3,959	(41)	-	-
Mortgage-backed securities and collateralized mortgage obligations	66,967	(3,792)	1,202	(24)
Total	$222,710	$(13,036)	$1,202	$(24)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES – continued

	December 31, 2021
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government obligations	$-	$-	$-	$-
U.S. Treasury obligations	19,301	(104)	-	-
Municipal obligations	17,973	(330)	-	-
Corporate obligations	2,982	(18)	-	-
Mortgage-backed securities and collateralized mortgage obligations	50,002	(741)	1,296	(12)
Total	$90,258	$(1,193)	$1,296	$(12)

Unrealized losses associated with investments are believed to be caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Based on the Company's evaluation of these securities, no other-than-temporary impairment was recorded for the three months ended March 31, 2022 or the year ended December 31, 2021. As of  March 31, 2022 and December 31, 2021, there were, respectively, 156 and 43 securities in unrealized loss positions that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

 NOTE 3. LOANS RECEIVABLE

Loans receivable consisted of the following:

	March 31,	December 31,
	2022	2021
	(In Thousands)
Real estate loans:
Residential 1-4 family	$140,210	$146,815
Commercial real estate	599,093	569,976

Other loans:
Home equity	53,828	51,748
Consumer	18,834	18,455
Commercial	148,307	147,870

Total	960,272	934,864

Deferred loan fees, net	(1,591)	(1,725)
Allowance for loan losses	(12,700)	(12,500)
Total loans, net	$945,981	$920,639

Within the commercial real estate loan category above, $10,012,000 and $10,232,000 was guaranteed by the United States Department of Agriculture Rural Development at  March 31, 2022 and  December 31, 2021, respectively. Also within the loan categories above, $6,270,000 and $7,333,000 was guaranteed by the United States Department of Agriculture Farm Service Agency at  March 31, 2022 and  December 31, 2021, respectively. In addition, within the commercial loan category above, $1,570,000 and $4,172,000 was guaranteed by the Small Business Administration ("SBA") under their Payroll Protection Program ("PPP") at  March 31, 2022 and December 31, 2021, respectively. Deferred loan fees, net includes $108,000 and $286,000 of remaining deferred fees related to the PPP at March 31, 2022 and  December 31, 2021, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

Allowance for loan losses activity was as follows:

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, January 1, 2022	$1,596	$7,470	$533	$365	$2,536	$12,500
Charge-offs	-	-	-	(8)	(84)	(92)
Recoveries	-	6	-	-	7	13
Provision	20	183	3	-	73	279
Ending balance, March 31, 2022	$1,616	$7,659	$536	$357	$2,532	$12,700

Ending balance, March 31, 2022 allocated to loans individually evaluated for impairment	$199	$-	$-	$-	$300	$499

Ending balance, March 31, 2022 allocated to loans collectively evaluated for impairment	$1,417	$7,659	$536	$357	$2,232	$12,201

Loans receivable:
Ending balance, March 31, 2022	$140,210	$599,093	$53,828	$18,834	$148,307	$960,272

Ending balance, March 31, 2022 of loans individually evaluated for impairment	$587	$3,473	$111	$44	$1,775	$5,990

Ending balance, March 31, 2022 of loans collectively evaluated for impairment	$139,623	$595,620	$53,717	$18,790	$146,532	$954,282

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, January 1, 2021	$1,506	$6,951	$515	$364	$2,264	$11,600
Charge-offs	-	(10)	-	(2)	(6)	(18)
Recoveries	-	2	-	4	13	19
Provision	36	188	6	3	66	299
Ending balance, March 31, 2021	$1,542	$7,131	$521	$369	$2,337	$11,900

Ending balance, March 31, 2021 allocated to loans individually evaluated for impairment	$296	$-	$-	$-	$40	$336

Ending balance, March 31, 2021 allocated to loans collectively evaluated for impairment	$1,246	$7,131	$521	$369	$2,297	$11,564

Loans receivable:
Ending balance, March 31, 2021	$136,506	$464,082	$53,270	$19,424	$158,598	$831,880

Ending balance, March 31, 2021 of loans individually evaluated for impairment	$1,532	$4,282	$109	$145	$1,952	$8,020

Ending balance, March 31, 2021 of loans collectively evaluated for impairment	$134,974	$459,800	$53,161	$19,279	$156,646	$823,860

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

Internal classification of the loan portfolio was as follows:

	March 31, 2022
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$98,768	$-	$275	$199	$-	$99,242
Residential 1-4 family construction	40,968	-	-	-	-	40,968
Commercial real estate	429,481	1,498	1,997	-	-	432,976
Commercial construction and development	105,754	-	-	-	-	105,754
Farmland	59,114	177	1,030	42	-	60,363
Other loans:
Home equity	53,699	-	129	-	-	53,828
Consumer	18,789	-	45	-	-	18,834
Commercial	98,235	128	108	-	-	98,471
Agricultural	48,080	327	1,429	-	-	49,836
Total	$952,888	$2,130	$5,013	$241	$-	$960,272

	December 31, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$100,680	$-	$301	199	$-	$101,180
Residential 1-4 family construction	45,298	-	337	-	-	45,635
Commercial real estate	406,896	1,527	2,145	-	-	410,568
Commercial construction and development	92,403	-	-	-	-	92,403
Farmland	65,037	177	1,744	47	-	67,005
Other loans:
Home equity	51,614	-	134	-	-	51,748
Consumer	18,392	-	63	-	-	18,455
Commercial	100,881	130	524	-	-	101,535
Agricultural	44,550	332	1,444	9	-	46,335
Total	$925,751	$2,166	$6,692	$255	$-	$934,864

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

The following tables include information regarding delinquencies within the loan portfolio.

	March 31, 2022
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Nonaccrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$-	$-	$-	$587	$98,655	$99,242
Residential 1-4 family construction	-	-	-	-	40,968	40,968
Commercial real estate	1,005	-	1,005	368	431,603	432,976
Commercial construction and development	-	-	-	-	105,754	105,754
Farmland	71	270	341	1,607	58,415	60,363
Other loans:
Home equity	-	-	-	111	53,717	53,828
Consumer	57	-	57	44	18,733	18,834
Commercial	807	-	807	53	97,611	98,471
Agricultural	604	-	604	1,722	47,510	49,836
Total	$2,544	$270	$2,814	$4,492	$952,966	$960,272

	December 31, 2021
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Nonaccrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$21	$-	$21	$616	$100,543	$101,180
Residential 1-4 family construction	-	-	-	337	45,298	45,635
Commercial real estate	788	-	788	497	409,283	410,568
Commercial construction and development	-	-	-	-	92,403	92,403
Farmland	61	-	61	1,630	65,314	67,005
Other loans:
Home equity	-	-	-	115	51,633	51,748
Consumer	55	-	55	62	18,338	18,455
Commercial	6	-	6	516	101,013	101,535
Agricultural	-	-	-	1,718	44,617	46,335
Total	$931	$-	$931	$5,491	$928,442	$934,864

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

The following tables include information regarding impaired loans.

	March 31, 2022
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
Real estate loans:
Residential 1-4 family	$587	$675	$199
Residential 1-4 family construction	-	-	-
Commercial real estate	1,866	1,925	-
Commercial construction and development	-	-	-
Farmland	1,607	1,720	-
Other loans:
Home equity	111	138	-
Consumer	44	54	-
Commercial	53	63	-
Agricultural	1,722	1,759	300
Total	$5,990	$6,334	$499

	December 31, 2021
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
Real estate loans:
Residential 1-4 family	$616	$703	$199
Residential 1-4 family construction	337	387	-
Commercial real estate	2,024	2,078	-
Commercial construction and development	-	-	-
Farmland	1,630	1,721	-
Other loans:
Home equity	115	139	-
Consumer	62	73	-
Commercial	516	639	101
Agricultural	1,759	1,862	300
Total	$7,059	$7,602	$600

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3.LOANS RECEIVABLE – continued

	Three Months Ended
	March 31,
	2022	2021
	Average Recorded Investment
	(In Thousands)
Real estate loans:
Residential 1-4 family	$601	$1,199
Residential 1-4 family construction	169	337
Commercial real estate	1,945	2,340
Commercial construction and development	-	25
Farmland	1,619	2,056
Other loans:
Home equity	113	110
Consumer	53	148
Commercial	285	542
Agricultural	1,740	1,554
Total	$6,525	$8,311

Interest income recognized on impaired loans for the three months ended March 31, 2022 and 2021 is considered insignificant. Interest payments received on a cash basis related to impaired loans were $344,000 and $405,000 at  March 31, 2022 and December 31, 2021, respectively.

As of  March 31, 2022 and December 31, 2021, there were troubled debt restructured (“TDR”) loans of $2,611,000 and $2,224,000, respectively.

During the three months ended March 31, 2022, there were two new TDR loans. The recorded investments for both agricultural loans at the time of restructure were $331,000 and $145,000. No charge-offs were incurred and the loans are on nonaccrual status.

During the three months ended March 31, 2021, there was one new TDR loan. The recorded investment for the commercial real estate loan at time of restructure was $115,000. The loan was paid off during the three months ended September 30, 2021.

There were two farmland loans modified as TDRs that defaulted during the three months ended  March 31, 2022 where the default occurred within 12 months of restructuring. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral. The recorded investments for the farmland loans were $374,000 and $70,000 at March 31, 2022 and the Company has initiated foreclosure on these loans.

As of March 31, 2022, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in TDRs.

The Company has offered borrowers accommodations due to the impact from COVID-19, including 90-day deferrals, interest only payments and forbearances, which are not considered TDRs as they met the criteria established in the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). In addition, the Montana Board of Investments ("MBOI") offered 12-months of interest payment assistance to qualified borrowers. As of both March 31, 2022 and December 31, 2021, one modified nonresidential loan with an insignificant balance remained.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. MORTGAGE SERVICING RIGHTS

The Company is servicing mortgage loans for the benefit of others which are not included in the condensed consolidated statements of financial condition and have unpaid principal balances of $1,903,450,000 and $1,835,561,000 at  March 31, 2022 and December 31, 2021, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $1,156,000 and $937,000 for the three months ended March 31, 2022 and 2021, respectively. These fees, net of amortization, are included in mortgage banking, net which is a component of noninterest income on the condensed consolidated statements of income.

Custodial balances maintained in connection with the foregoing loan servicing are included in noninterest checking deposits and were $17,459,000 and $11,613,000 at  March 31, 2022 and December 31, 2021, respectively.

The following table is a summary of activity in mortgage servicing rights:

	As of or For the
	Three Months Ended
	March 31,
	2022	2021
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$13,749	$10,897
Mortgage servicing rights capitalized	1,148	1,532
Amortization of mortgage servicing rights	(609)	(994)
Ending balance	$14,288	$11,435
Valuation allowance:
Beginning balance	(56)	(792)
Recovery of mortgage servicing rights	56	677
Ending balance	-	(115)
Mortgage servicing rights, net	$14,288	$11,320

Impairment expense on mortgage servicing rights was recording during the year ended December 31, 2020 as a result of increased prepayment speed assumptions. Recoveries of $56,000 and $677,000 were recorded during the three months ended March 31, 2022 and 2021, respectively. Recovery (impairment) of servicing rights is included in other noninterest expense on the condensed consolidated statements of income.

The fair values of these rights were $16,565,000 and $14,686,000 at  March 31, 2022 and December 31, 2021, respectively. The fair value of servicing rights was determined at loan level, depending on the interest rate and term of the specific loan, using the following valuation assumptions:

	March 31,	December 31,
	2022	2021
Key assumptions:
Discount rate	12%	12%
Prepayment speed range	148-249%	184-265%
Weighted average prepayment speed	163%	204%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. DEPOSITS

Deposits are summarized as follows:

	March 31,	December 31,
	2022	2021
	(In Thousands)

Noninterest checking	$371,818	$368,846
Interest-bearing checking	210,247	203,410
Savings	232,166	223,069
Money market	312,485	277,469
Time certificates of deposit	143,860	149,755
Total	$1,270,576	$1,222,549

NOTE 6. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

	March 31, 2022		December 31, 2021
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)

Senior notes fixed at 5.75%, due 2022	$-	$-	$10,000	$(4)
Subordinated debentures fixed at 5.50% to floating, due 2030	15,000	(274)	15,000	(282)
Subordinated debentures fixed at 3.50% to floating, due 2032	40,000	(895)	-	-
Subordinated debentures variable at 3-Month Libor plus 1.42%, due 2035	5,155	-	5,155	-
Total other long-term debt	$60,155	$(1,169)	$30,155	$(286)

In January 2022, the Company completed the issuance of $40,000,000 in aggregate principal amount of subordinated notes due in 2032 in a private placement transaction to certain institutional accredited investors and qualified buyers. The notes will bear interest at an annual fixed rate of 3.50% payable semi-annually. Starting August 1, 2027, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be three-month term Secured Overnight Financing Rate ("SOFR") plus a spread of 218.0 basis points, payable quarterly. The notes are subject to redemption at the option of the Company on or after February 1, 2027. The subordinated debentures qualify as Tier 2 capital for regulatory capital purposes. A portion of the net proceeds were used to redeem the $10,000,000 senior notes due in February 2022.

In June 2020, the Company completed the issuance of $15,000,000 in aggregate principal amount of subordinated notes due in 2030 in a private placement transaction to certain qualified institutional accredited investors. The notes will bear interest at an annual fixed rate of 5.50% payable semi-annually. Starting July 1, 2025, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be three-month term SOFR plus a spread of 509.0 basis points, payable quarterly. The notes are subject to redemption at the option of the Company on or after July 1, 2025. The subordinated debentures qualify as Tier 2 capital for regulatory capital  purposes.

In February 2017, the Company completed the issuance, through a private placement, of $10,000,000 aggregate principal amount of 5.75% fixed senior unsecured notes due in 2022. The interest was paid semi-annually through maturity date. The notes were not subject to redemption at the option of the Company. The notes were redeemed on February 15, 2022.

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at three-month LIBOR plus 1.42%, making the rate 2.38% and 1.63% as of March 31, 2022 and December 31, 2021, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date. The subordinated debentures qualify as Tier 1 capital for regulatory purposes.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
(In Thousands)
Balance, January 1, 2022	$3,493
Other comprehensive loss, before reclassifications and income taxes	(17,067)
Amounts reclassified from accumulated other comprehensive income, before income taxes	-
Income tax benefit	4,494
Total other comprehensive loss	(12,573)
Balance, March 31, 2022	$(9,080)

Balance, January 1, 2021	$5,851
Other comprehensive loss, before reclassifications and income taxes	(2,572)
Amounts reclassified from accumulated other comprehensive income, before income taxes	-
Income tax benefit	677
Total other comprehensive loss	(1,895)
Balance, March 31, 2021	$3,956

NOTE 8. EARNINGS PER SHARE

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended
	March 31,
	2022	2021
	(Dollars in Thousands, Except Per Share Data)

Basic weighted average shares outstanding	6,506,133	6,775,447
Dilutive effect of stock compensation	12,714	13,232
Diluted weighted average shares outstanding	6,518,847	6,788,679

Net income available to common shareholders	$2,216	$5,265

Basic earnings per share	$0.34	$0.78

Diluted earnings per share	$0.34	$0.78

There were no anti-dilutive shares at March 31, 2022 and December 31, 2021.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. DERIVATIVES AND HEDGING ACTIVITIES

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

Derivatives are summarized as follows:

	March 31, 2022			December 31, 2021
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$83,746	$91	$-	$84,674	$1,218	$-
Forward TBA mortgage-backed securities	75,000	1,093	-	51,000	-	94

Changes in the fair value of the derivatives are recorded in mortgage banking, net within noninterest income on the condensed consolidated statements of income.Net losses of $60,000 and $1,283,000 were recorded for the three months ended March 31, 2022 and 2021, respectively.

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	March 31, 2022
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government obligations	$-	$1,425	$-	$1,425
U.S. treasury obligations	69,487	-	-	69,487
Municipal obligations	-	111,280	-	111,280
Corporate obligations	-	6,274	-	6,274
Mortgage-backed securities	-	13,125	-	13,125
Collateralized mortgage obligations	-	58,799	-	58,799
Asset-backed securities	-	4,245	-	4,245
Loans held-for-sale	-	22,295	-	22,295
Interest rate lock commitments	-	-	91	91
Forward TBA mortgage-backed securities	-	1,093	-	1,093

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government obligations	$-	$1,633	$-	$1,633
U.S. treasury obligations	53,183	-	-	53,183
Municipal obligations	-	123,667	-	123,667
Corporate obligations	-	9,336	-	9,336
Mortgage-backed securities	-	14,636	-	14,636
Collateralized mortgage obligations	-	63,067	-	63,067
Asset-backed securities	-	5,740	-	5,740
Loans held-for-sale	-	25,819	-	25,819
Interest rate lock commitments	-	-	1,218	1,218
Financial liabilities:
Forward TBA mortgage-backed securities	-	94	-	94

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

The following table summarizes financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

	March 31, 2022
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$-	$-
Real estate and other repossessed assets	-	-	346	346
Mortgage servicing rights	-	-	1,653	1,653

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$376	$376
Real estate and other repossessed assets	-	-	4	$4
Mortgage servicing rights	-	-	14,686	$14,686

The following table represents the Banks’s Level 3 financial assets and liabilities, the valuation techniques used to measure the fair value of those financial assets and liabilities, and the significant unobservable inputs and the ranges of values for those inputs.

	Principal	Significant	Range of
	Valuation	Unobservable	Significant Input
Instrument	Technique	Inputs	Values

Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	10-30%
Real estate and other repossessed assets	Fair value of collateral	Discount applied to the obtained appraisal	10-30%
Mortgage servicing rights	Discounted cash flows	Discount rate	10-15%
		Prepayment speeds	145-265%
Interest rate lock commitments	Internal pricing model	Pull-through expectations	90-95%

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2022.

	Three Months Ended
	March 31,
	2022	2021
	Interest Rate Lock Commitments
	(In Thousands)
Balance, January 1, 2022	$1,218	$6,017
Purchases and issuances	287	738
Sales and settlements	(1,414)	(4,868)
Balance, March 31, 2022	$91	$1,887
Net change in unrealized gains relating to items held at end of period	$(1,127)	$(4,130)

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

	March 31, 2022
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$95,102	$-	$-	$95,102	$95,102
FHLB stock	1,723	-	-	1,723	1,723
FRB stock	2,974	-	-	2,974	2,974
Loans receivable, gross	-	-	963,187	963,187	958,681
Accrued interest and dividends receivable	5,750	-	-	5,750	5,750
Mortgage servicing rights	-	-	16,565	16,565	14,288
Financial liabilities:
Non-maturing interest-bearing deposits	-	754,898	-	754,898	754,898
Noninterest-bearing deposits	371,818	-	-	371,818	371,818
Time certificates of deposit	-	-	142,306	142,306	143,860
Accrued expenses and other liabilities	18,968	-	-	18,968	18,968
FHLB advances and other borrowings	-	-	-	-	-
Other long-term debt	-	-	58,399	58,399	60,155

	December 31, 2021
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$61,434	$-	$-	$61,434	$61,434
FHLB stock	1,702	-	-	1,702	1,702
FRB stock	2,974	-	-	2,974	2,974
Loans receivable, gross	-	-	939,204	939,204	933,139
Accrued interest and dividends receivable	5,751	-	-	5,751	5,751
Mortgage servicing rights	-	-	14,686	14,686	13,693
Financial liabilities:
Non-maturing interest-bearing deposits	-	703,948	-	703,948	703,948
Noninterest-bearing deposits	368,846	-	-	368,846	368,846
Time certificates of deposit	-	-	149,605	149,605	149,755
Accrued expenses and other liabilities	21,037	-	-	21,037	21,037
FHLB advances and other borrowings	-	-	5,003	5,003	5,000
Other long-term debt	-	-	29,299	29,299	30,155

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2022, the FASB issued ASU No. 2022-02, an update to ASU No. 2016-13. The amendments in the update eliminate TDR recognition and measurement guidance. Instead, entities must evaluate whether the modification represents a new loan or a continuation of an existing loan. Existing disclosure requirements are enhanced and the new requirements are introduced related to certain modifications of receivables made to borrowers experiencing financial difficulty. In addition, for public business entities, the amendments in the update require that entities disclose current-period gross write-offs by year of origination for financing receivables. This information must be included in the vintage disclosures, which require an entity to disclose the amortized cost basis of financing receivables by credit-quality indicator and class of financing receivable by year of origination.

The Company believes the amendments in these updates will have an impact on the Company’s condensed consolidated financial statements and is continuing to evaluate the significance of that impact, even though the adoption date has been deferred. In that regard, we have established a working group composed of individuals from the finance and credit administration areas of the Company. We have developed a current expected credit loss model and plan on utilizing this model concurrently with our existing allowance for loan loss model during 2022. While we currently cannot reasonably estimate the impact of adopting this standard, we expect the impact will be influenced by the composition, characteristics and quality of our loan and securities portfolios, as well as the general economic conditions and forecasts as of the adoption date.

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

Introduction

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee changed the federal funds target rate from 1.75% to 0.25% during the year ended December 31, 2020 and it remained at 0.25% through the year ended December 31, 2021. The rate increased to 0.50% during the three months ended March 31, 2022.

Recent Events

On January 21, 2022, the Company entered into a subordinated note purchase agreement with certain institutional accredited investors and qualified institutional buyers to which the Company sold and issued $40.00 million in aggregate principal amount of its 3.50% fixed-to-floating rate subordinated notes due in 2032. A portion of the net proceeds were used to redeem $10.00 million of 5.75% fixed senior notes due February 15, 2022. The Company intends to use the remaining net proceeds for other general corporate purposes and $10.2 million for the acquisition of First Community Bancorp, Inc. ("FCB").

Acquisitions

On September 30, 2021, the Company entered into an Agreement and Plan of Merger with First Community Bancorp, Inc., a Montana corporation and FCB's wholly-owned subsidiary, First Community Bank, a Montana chartered commercial bank. The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, FCB would merge with and into Eagle, with Eagle continuing as the surviving corporation. The transaction closed on April 30, 2022. Upon completion of the transaction, Eagle acquired approximately $388 million of assets, $320 million of deposits and $194 million in gross loans, based on December 31, 2021 information. The fair value of assets acquired and liabilities assumed as of April 30, 2022 are still being determined.

COVID-19

The Bank remains focused on supporting our customers, communities and employees while prudently managing risk.

Eagle began taking loan applications from its small business clients immediately after the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") was implemented, and as of the close of the initial round of the program, had helped 764 borrowers receive $45.71 million in SBA PPP loans. The Bank processed applications for PPP loan forgiveness for customers, with 759 loans representing $45.31 million paid in full as of December 31, 2021. As of March 31, 2022, $357,000 of initial round SBA PPP loans remain unforgiven.  As of the close of the second round of the program, Eagle supported 646 borrowers in receiving $19.51 million in new PPP funding. The Bank processed applications for PPP loan forgiveness for customers, with 514 loans representing $15.45 million paid in full as of December 31, 2021. Of the 132 PPP loans representing $4.06 million remaining as of December 31, 2021, 80 loans or $2.56 million were forgiven during the three months ended March 31,2022. The remaining 52 PPP loans represent $1.50 million.

As of March 31, 2022, our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses. We rely on cash on hand as well as dividends from our subsidiary Bank to service our debt. If our capital deteriorates such that our subsidiary Bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between March 31, 2022 and December 31, 2021.

Total assets were $1.49 billion at March 31, 2022, an increase of $56.12 million, or 3.9% from $1.44 billion at December 31, 2021. Cash and cash equivalents increased $33.67 million from December 31, 2021. In addition, loans receivable, net increased $25.34 million from December 31, 2021. Total liabilities were $1.35 billion at March 31, 2022, an increase of $69.33 million, or 5.4%, from $1.28 billion at December 31, 2021. The increase was largely due to an increase in deposits, as well as a net increase in total borrowings. Total deposits increased $48.03 million from December 31, 2021. Total borrowings increased $24.12 million from December 31, 2021. Total shareholders’ equity decreased $13.21 million or 8.4% from December 31, 2021.

Financial Condition Details

Investment Activities

The following table summarizes investment activities:

	March 31,		December 31,
	2022		2021
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. Government obligations	$1,425	0.54%	$1,633	0.60%
U.S. Treasury obligations	69,487	26.26	53,183	19.61
Municipal obligations	111,280	42.05	123,667	45.58
Corporate obligations	6,274	2.37	9,336	3.44
Mortgage-backed securities	13,125	4.96	14,636	5.40
Collateralized mortgage obligations	58,799	22.22	63,067	23.25
Asset-backed securities	4,245	1.60	5,740	2.12
Total securities available-for-sale	$264,635	100.00%	$271,262	100.00%

Securities available-for-sale were $264.64 million at March 31, 2022, a decrease of $6.62 million, or 2.4%, from $271.26 million at December 31, 2021. The decrease was due in part to unrealized losses at March 31, 2022 caused by recent increases in interest rates. The decrease was also impacted by maturity, principal payments and call activity. These decreases were largely offset by $20.16 million in investment purchases.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	March 31,		December 31,
	2022		2021
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential 1-4 family (1)	$99,242	10.33%	$101,180	10.82%
Residential 1-4 family construction	40,968	4.27	45,635	4.88
Total residential 1-4 family	140,210	14.60	146,815	15.70

Commercial real estate	432,976	45.09	410,568	43.92
Commercial construction and development	105,754	11.01	92,403	9.88
Farmland	60,363	6.29	67,005	7.17
Total commercial real estate	599,093	62.39	569,976	60.97

Total real estate loans	739,303	76.99	716,791	76.67

Other loans:
Home equity	53,828	5.61	51,748	5.54
Consumer	18,834	1.96	18,455	1.97

Commercial	98,471	10.25	101,535	10.86
Agricultural	49,836	5.19	46,335	4.96
Total commercial loans	148,307	15.44	147,870	15.82

Total other loans	220,969	23.01	218,073	23.33

Total loans	960,272	100.00%	934,864	100.00%

Deferred loan fees	(1,591)		(1,725)
Allowance for loan losses	(12,700)		(12,500)
Total loans, net	$945,981		$920,639

(1)	Excludes loans held-for-sale.

Loans receivable, net increased $25.34 million, or 2.8%, to $945.98 million at March 31, 2022 from $920.64 million at December 31, 2021. The increase was largely driven by an increase in total commercial real estate loans of $29.11 million. Home equity loans of $2.08 million, total commercial loans increased $437,000 and consumer loans increased $379,000. However, these increases were partially offset by a decrease in total residential loans of $6.61 million.

Total loan originations were $288.10 million for the three months ended March 31, 2022. Total residential 1-4 family originations were $184.71 million, which includes $170.07 million of loans held-for-sale originations. Total commercial real estate originations were $76.67 million. Total commercial originations were $19.33 million. Home equity loan originations totaled $4.96 million. Consumer loan originations totaled $2.43 million. Loans held-for-sale decreased by $3.52 million to $22.30 million at March 31, 2022 from $25.82 million at December 31, 2021.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. Subsequent write-downs are recorded as a charge to operations. As of March 31, 2022 there was $346,000 of real estate owned and other repossessed property. As of December 31, 2021, there was $4,000 of real estate owned and other repossessed property.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities– continued

The following table sets forth information regarding nonperforming assets:

	March 31,	December 31,
	2022	2021
	(Dollars in Thousands)
Nonaccrual loans
Real estate loans:
Residential 1-4 family	$587	$616
Residential 1-4 family construction	-	337
Commercial real estate	368	497
Farmland	983	989
Other loans:
Home equity	98	100
Consumer	44	62
Commercial	53	516
Agricultural	1,246	1,718
Accruing loans delinquent 90 days or more
Real estate loans:
Farmland	270	-
Restructured loans:
Real estate loans:
Commercial real estate	1,498	1,527
Farmland	624	641
Other loans:
Home equity	13	15
Agricultural	476	41
Total nonperforming loans	6,260	7,059
Real estate owned and other repossessed property, net	346	4
Total nonperforming assets	$6,606	$7,063

Total nonperforming loans to total loans	0.65%	0.76%
Total nonperforming loans to total assets	0.42%	0.49%
Total nonaccrual loans to total loans	0.47%	0.59%
Total allowance for loan loss to nonperforming loans	202.88%	177.08%
Total nonperforming assets to total assets	0.44%	0.49%

Nonaccrual loans as of March 31, 2022 and December 31, 2021 include $468,000 and $492,000, respectively of acquired loans that deteriorated subsequent to the acquisition date.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	March 31,		December 31,
	2022		2021
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$371,818	29.26%	$368,846	30.16%
Interest-bearing checking	210,247	16.55	203,410	16.64
Savings	232,166	18.27	223,069	18.25
Money market	312,485	24.60	277,469	22.70
Total	1,126,716	88.68	1,072,794	87.75
Certificates of deposit accounts:
IRA certificates	25,099	1.98	25,333	2.07
Other certificates	118,761	9.34	124,422	10.18
Total certificates of deposit	143,860	11.32	149,755	12.25
Total deposits	$1,270,576	100.00%	$1,222,549	100.00%

Deposits increased by $48.03 million, or 3.9%, to $1.27 billion at March 31, 2022 from $1.22 billion at December 31, 2021. Money market increasedby $35.02 million, savings increased by $9.10 million, interest-bearing checking increased by $6.84 million, and noninterest checking increased by $2.97 million. However, certificates of deposit decreased by $5.90 million.

The following table summarizes borrowing activity:

	March 31,		December 31,
	2022		2021
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings	$-	0.00%	$5,000	14.34%
Other long-term debt:
Senior notes fixed at 5.75%, due 2022	-	-	9,996	28.67
Subordinated debentures fixed at 3.50% to floating, due 2032	39,105	66.29	-	-
Subordinated debentures fixed at 5.50% to floating, due 2030	14,726	24.97	14,718	42.21
Subordinated debentures variable, due 2035	5,155	8.74	5,155	14.78
Total other long-term debt	58,986	100.00	29,869	85.66
Total borrowings	$58,986	100.00%	$34,869	100.00%

Total borrowings increased by $24.12 million, or 69.2% to $58.99 million at March 31, 2022 from $34.87 million at December 31, 2021. This increase is largely due to issuance of $40.00 million of subordinated notes, slightly offset by the redemption of $10.00 million of senior notes and the maturity of $5.00 million of FHLB advances.

 Shareholders’ Equity

Total shareholders’ equity decreased by $13.21 million, or 8.4%, to $143.52 million at March 31, 2022 from $156.73 million at December 31, 2021. The decrease was largely due to other comprehensive loss of $12.57 million, treasury stock purchases of $2.27 million and dividends paid of $849,000. The other comprehensive loss was due to unrealized losses on securities available-for-sale caused by the recent increase in interest rates. These decreases were partially offset by net income of $2.22 million.

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

	For the Three Months Ended March 31,
	2022			2021
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investment securities	$273,004	$1,297	1.93%	$163,423	$877	2.18%
FHLB and FRB stock	4,540	59	5.27	4,947	69	5.66
Loans receivable(1)	974,177	11,373	4.73	890,042	11,029	5.03
Other earning assets	68,278	39	0.23	79,620	26	0.13
Total interest-earning assets	1,319,999	12,768	3.92	1,138,032	12,001	4.28
Noninterest-earning assets	155,050			138,933
Total assets	$1,475,049			$1,276,965

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$207,239	$13	0.03%	$171,721	$10	0.02%
Savings	221,531	31	0.06	182,566	27	0.06
Money market	294,136	192	0.27	215,138	110	0.21
Certificates of deposit	146,211	76	0.21	168,321	255	0.61
Advances from FHLB and other borrowings including long-term debt	63,628	611	3.89	44,375	460	4.20
Total interest-bearing liabilities	932,745	923	0.40	782,121	862	0.45
Noninterest checking	368,223			317,036
Other noninterest-bearing liabilities	20,879			21,837
Total liabilities	1,321,847			1,120,994

Total equity	153,202			155,971

Total liabilities and equity	$1,475,049			$1,276,965
Net interest income/interest rate spread(2)		$11,845	3.52%		$11,139	3.83%

Net interest margin(3)			3.64%			3.97%
Total interest-earning assets to interest-bearing liabilities			141.52%			145.51%

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

	For the Three Months Ended March 31,
	2022			2021
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities	$588	$(168)	$420	$(47)	$(103)	$(150)
FHLB and FRB stock	(6)	(4)	(10)	(31)	6	(25)
Loans receivable(1)	1,043	(699)	344	675	(1,078)	(403)
Other earning assets	(4)	17	13	233	(285)	(52)
Total interest-earning assets	1,621	(854)	767	830	(1,460)	(630)

Interest-bearing liabilities:
Checking	2	1	3	5	(13)	(8)
Savings	6	(2)	4	14	(33)	(19)
Money Market	40	42	82	74	(140)	(66)
Certificates of deposit	(33)	(146)	(179)	(372)	(472)	(844)
Advances from FHLB and other borrowings including long-term debt	200	(49)	151	(494)	139	(355)
Total interest-bearing liabilities	215	(154)	61	(773)	(519)	(1,292)

Change in net interest income	$1,406	$(700)	$706	$1,603	$(941)	$662

(1) Includes loans held-for-sale.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2022 and 2021

Net Income. Eagle’s net income for the three months ended March 31, 2022 was $2.22 million compared to $5.27 million for the three months ended March 31, 2021. The decrease of $3.05 million was largely due to a decrease in noninterest income of $5.10 million. This decrease was partially offset by an increase in net interest income after loan loss provision of $726,000 and a decrease in provision for income taxes of $1.06 million. Basic and diluted earnings per share were both $0.34 for the current period. Basic and diluted earnings per share were both $0.78 for the prior year comparable period.

Net Interest Income. Net interest income increased to $11.85 million for the three months ended March 31, 2022, from $11.14 million for the same quarter in the prior year. The increase of $706,000, or 6.3%, was primarily the result of an increase in interest and dividend income of $767,000, partially offset by an increase in interest expense of $61,000.

Interest and Dividend Income. Interest and dividend income was $12.77 million for the three months ended March 31, 2022 compared to $12.00 million for the three months ended March 31, 2021. Interest on investment securities available-for-sale increased by $420,000, or 47.9% period over period. Average balances for investments increased to $273.00 million for the three months ended March 31, 2022, from $163.42 million for the three months ended March 31, 2021. The increase in average investment balances was largely driven by purchase activity due to excess liquidity levels. However, average interest rates earned on investments decreased to 1.93% for the three months ended March 31, 2022 from 2.18% for the three months ended March 31, 2021. Interest and fees on loans increased to $11.37 million for the three months ended March 31, 2022 from $11.03 million for the three months ended March 31, 2021. This increase of $344,000, or 3.1%, was due to an increase in the average balance of loans, partially offset by a decrease in the average yield on loans. Average balances for loans receivable, including loans held-for-sale, for the three months ended March 31, 2022 were $974.18 million, compared to $890.04 million for the prior year period. This represents an increase of $84.14 million, or 9.5%. The average interest rate earned on loans receivable decreased by 30 basis points, from 5.03% for the three months ended March 31, 2021 to 4.73% for the current period. Interest accretion on purchased loans was $108,000 for the three months ended March 31, 2022 which resulted in a 3 basis point increase in net interest margin compared to $189,000 for the three months ended March 31, 2021 which resulted in a 7 basis point increase in net interest margin. PPP fee income on loans was $177,000 for the three months ended March 31, 2022, which resulted in a 5 basis point increase in net interest margin compared to $500,000 for the three months ended March 31, 2021  which resulted in an 18 basis point increase in net interest margin.

Interest Expense. Total interest expense was $923,000 for the three months ended March 31, 2022 compared to $862,000 for the three months ended March 31, 2021. The increase of $61,000, or 7.1%, was due to a net increase of $151,000 in interest expense on total borrowings, partially offset by a decrease of $90,000 in interest expense on deposits. The average balance for total borrowings increased from $44.38 million for the three months ended  March 31, 2021 to $63.63 million for the three months ended March 31, 2022. The increase was impacted by the issuance of $40.00 million of subordinated notes in January 2022. A portion of the net proceeds were used to redeem $10.00 million of senior notes due in February 2022. However, the average rate paid on total borrowings decreased from 4.20% for the three months ended March 31, 2021, to 3.89% for the three months ended March 31, 2022. The decrease in the average rate paid is due to the change in the mix of the outstanding borrowings. The overall average rate on total deposits was 0.10% for the three months ended March 31, 2022 compared to 0.15% for the three months ended March 31, 2021. However, the average balance for total deposits was $1.24 billion for the three months ended March 31, 2022 compared to $1.05 billion for the three months ended March 31, 2021.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending we conduct and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. The Bank recorded $279,000 in loan loss provisions for the three months ended March 31, 2022 and $299,000 for the three months ended March 31, 2021. Management believes the level of total allowances is adequate to cover estimated losses inherent in the portfolio. However, if the economic forecast worsens relative to the assumptions we utilized, our allowance for credit losses will increase accordingly in future periods.

Noninterest Income. Total noninterest income was $8.29 million for the three months ended March 31, 2022 compared to $13.39 million for the three months ended March 31, 2021. The decrease of $5.10 million was primarily driven by a decrease in mortgage banking, net of $5.51 million. Mortgage banking, net includes net gain on sale of mortgage loans which decreased $8.05 million to $6.23 million for the three months ended March 31, 2022 compared to $14.28 million for the three months ended March 31, 2021. This change reflects a mortgage market that is returning to more normal levels after record levels were reached in 2021. During the three months ended March 31, 2022, $172.14 million residential mortgage loans were sold compared to $260.49 million in the same period in the prior year. In addition, gross margin on sale of mortgage loans for the three months ended March 31, 2022 was 3.62% compared to 5.48% for the three months ended March 31, 2021. There has been some margin compression due to increased competition. Mortgage banking, net also includes the impact of fair value changes of loans held-for sale and derivatives which can fluctuate due to changes in the market. The net change in fair value of loans held-for sale and derivatives was a loss of $535,000 for the three months ended March 31, 2022 compared to a loss of $2.46 million for the prior period.

Noninterest Expense. Noninterest expense was $16.95 million for the three months ended March 31, 2022 compared to $17.21 million for the three months ended March 31, 2021, a decrease of $265,000 or 1.5%. The decrease was impacted by lower commissions paid on residential mortgage originations. However, acquisition costs were also incurred during the three months ended March 31, 2022 related to the recently completed merger with FCB.

Provision for Income Taxes. Provision for income taxes was $695,000 for the three months ended March 31, 2022, compared to $1.76 million for the three months ended March 31, 2021 due to decreased income before provision for income taxes. The effective tax rate for the three months ended March 31, 2022 was 23.9% compared to 25.0% for the three months ended March 31, 2021.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity

The Bank is required by regulation to maintain sufficient levels of liquidity for safety and soundness purposes. Appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratiosas of March 31, 2022 and December 31, 2021.

The Bank’s primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments, funds provided from operations, advances from the FHLB of Des Moines and other borrowings. Scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are generally predictable. However, other sources of funds, such as deposit flows and loan prepayments, can be greatly influenced by the general level of interest rates, economic conditions and competition. The Company uses liquidity resources principally to fund existing and future loan commitments. It also uses them to fund maturing certificates of deposit and demand deposit withdrawals. In addition, the Company uses liquidity resources for investment purposes, to meet operating expenses and capital expenditures, for dividend payments and stock repurchases and to maintain adequate liquidity levels.

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable based in part on Eagle’s commitments to make loans and management’s assessment of Eagle’s ability to generate funds.

Through the three months ended March 31, 2022, liquidity levels remained strong. The Company completed a $40.00 million subordinated debt offering in January 2022. A portion of the net proceeds were used to repay at maturity the $10.00 million of senior notes due in February 2022.

Capital Resources

As of March 31, 2022, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 13.30% compared to an increase of 8.90% at December 31, 2021. The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

The Bank’s regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed "well capitalized" pursuant to State of Montana and FRB rules as of March 31, 2022. The Bank's Tier 1 leverage ratio decreased slightly from 10.96% as of December 31, 2021 to 10.95% as of March 31, 2022, compared to a regulatory requirement of 4.00%. The Bank’s total capital, Tier 1 capital and common equity Tier 1 capital leverage ratios were 15.13%, 13.99% and 13.99%, respectively, compared to regulatory requirements of 10.50%, 8.50% and 7.00%, respectively. All of these ratios with the exception of the Tier 1 leverage ratio include the capital conservation buffer of 2.50%. The Bank’s capital position helps to mitigate its interest rate risk exposure.

	March 31, 2022
	(Unaudited)
	Dollar	% of
	Amount	Assets
	(Dollars in Thousands)
Total risk-based capital to risk weighted assets:
Actual capital level	$169,151	15.13%
Minimum required for capital adequacy purposes	117,394	10.50
Excess capital	$51,757	4.63%

Tier 1 capital to risk weighted assets:
Actual capital level	$156,451	13.99%
Minimum required for capital adequacy purposes	95,033	8.50
Excess capital	$61,418	5.49%

Common equity tier 1 capital to risk weighted assets:
Actual capital level	$156,451	13.99%
Minimum required for capital adequacy purposes	78,263	7.00
Excess capital	$78,188	6.99%

Tier 1 capital to adjusted total average assets:
Actual capital level	$156,451	10.95%
Minimum required for capital adequacy purposes	57,173	4.00
Excess capital	$99,278	6.95%

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

The Bank has established acceptable levels of interest rate risk as follows for an instantaneous and permanent shock in rates: Projected net interest income over the next twelve months (i.e. year-1) and the subsequent twelve months (i.e. year-2) will not be reduced by more than 15.0% given an immediate increase in interest rates of up to 200 basis points or by more than 10.0% given an immediate increase or decrease in interest rates of up to 100 basis points.

The following table includes the Bank’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of March 31, 2022		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	4.1%	10.4%	-15.0%
+100	2.3%	6.0%	-10.0%
-100	-3.4%	-6.6%	-10.0%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item has been omitted based on Eagle’s status as a smaller reporting company.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of March 31, 2022, our disclosure controls and procedures were effective. During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors

There have not been any material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and any subsequently filed Quarterly Reports on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 21, 2022, Eagle's Board authorized the repurchase of up to 400,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. The plan expires on April 21, 2023.

On July 22, 2021, Eagle's Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased during the third or fourth quarter of 2021. However, during February 2022, the Company repurchased the total authorized amount of 100,000 shares at an average price of $22.71 per share. The plan expires on July 22, 2022.

The following table summarizes the Company's purchase of its common stock for the three months ended March 31, 2022.

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs

January 1, 2022 through January 31, 2022	-	$-	-	-

February 1, 2022 through February 28, 2022	100,000	22.71	100,000	-

March 1, 2022 through March 31, 2022	-	-	-	-

Total	100,000	$22.71	100,000

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

10.1

Amendment No. 4 to the Eagle Bancorp Montana, Inc. 2011 Stock Incentive Plan for Directors, Officers and Employees (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 27, 2022).

31.1

Certification by Peter J. Johnson, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

31.2

Certification by Miranda J. Spaulding, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

32.1

Certification by Peter J. Johnson, Chief Executive Officer, and Miranda J. Spaulding, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

EAGLE BANCORP MONTANA, INC.

Date: May 5, 2022	By:	/s/ Peter J. Johnson
Peter J. Johnson
CEO

Date: May 5, 2022	By:	/s/ Miranda J. Spaulding
Miranda J. Spaulding
SVP/CFO