Form 10-Q
period 2022-06-30
Eagle Bancorp Montana, Inc.
filed 2022-08-04
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock par value $0.01 per share	EBMT	Nasdaq Global Market

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	8,036,407 shares outstanding

As of July 29, 2022

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS:
Cash and due from banks	$18,821	$10,938
Interest-bearing deposits in banks	17,608	43,669
Federal funds sold	9,606	6,827
Total cash and cash equivalents	46,035	61,434

Securities available-for-sale	384,041	271,262
Federal Home Loan Bank ("FHLB") stock	2,337	1,702
Federal Reserve Bank ("FRB") stock	4,206	2,974
Mortgage loans held-for-sale, at fair value	16,947	25,819
Loans receivable, net of allowance for loan losses of $13,325 at June 30, 2022 and $12,500 at December 31, 2021	1,237,627	920,639
Accrued interest and dividends receivable	9,504	5,751
Mortgage servicing rights, net	14,809	13,693
Assets held-for-sale, at fair value	2,041	-
Premises and equipment, net	76,581	67,266
Cash surrender value of life insurance, net	45,563	36,474
Goodwill	34,740	20,798
Core deposit intangible, net	8,226	1,780
Other assets	17,815	6,334

Total assets	$1,900,472	$1,435,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	June 30,	December 31,
	2022	2021
LIABILITIES:
Deposit accounts:
Noninterest-bearing	$498,834	$368,846
Interest-bearing	1,152,999	853,703
Total deposits	1,651,833	1,222,549

Accrued expenses and other liabilities	22,332	21,779
FHLB advances and other borrowings	4,500	5,000
Other long-term debt:
Principal amount	60,155	30,155
Unamortized debt issuance costs	(1,138)	(286)
Total other long-term debt, net	59,017	29,869

Total liabilities	1,737,682	1,279,197

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 20,000,000 shares authorized; 8,507,429 and 7,110,833 shares issued; 8,086,407 and 6,794,811 shares outstanding at June 30, 2022 and December 31, 2021, respectively)	85	71
Additional paid-in capital	109,410	80,832
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(5,443)	(5,729)
Treasury stock, at cost (421,022 and 316,022 shares at June 30, 2022 and December 31, 2021, respectively)	(9,691)	(7,321)
Retained earnings	87,510	85,383
Accumulated other comprehensive (loss) income, net of tax	(19,081)	3,493
Total shareholders' equity	162,790	156,729

Total liabilities and shareholders' equity	$1,900,472	$1,435,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$14,895	$11,012	$26,268	$22,041
Securities available-for-sale	2,011	1,018	3,308	1,895
FHLB and FRB dividends	38	63	97	132
Other interest income	108	32	147	58
Total interest and dividend income	17,052	12,125	29,820	24,126

INTEREST EXPENSE:
Deposits	422	366	734	768
FHLB advances and other borrowings	15	45	21	115
Other long-term debt	648	389	1,253	779
Total interest expense	1,085	800	2,008	1,662

NET INTEREST INCOME	15,967	11,325	27,812	22,464

Loan loss provision	858	22	1,137	321

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	15,109	11,303	26,675	22,143

NONINTEREST INCOME:
Service charges on deposit accounts	394	293	725	566
Mortgage banking, net	5,491	9,932	11,736	21,695
Interchange and ATM fees	621	494	1,074	919
Appreciation in cash surrender value of life insurance	250	173	457	331
Net loss on sale of available-for-sale securities	(6)	-	(6)	-
Other noninterest income	592	416	1,649	1,190
Total noninterest income	$7,342	$11,308	$15,635	$24,701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
NONINTEREST EXPENSE:
Salaries and employee benefits	$11,431	$12,745	$21,812	$24,831
Occupancy and equipment expense	1,817	1,651	3,495	3,081
Data processing	1,413	1,198	2,664	2,495
Advertising	303	251	588	524
Amortization of core deposit intangible	440	143	562	287
Loan costs	587	750	1,133	1,472
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	144	81	237	162
Professional and examination fees	356	328	678	610
Acquisition costs	1,876	-	2,193	-
Other noninterest expense	1,679	1,890	3,632	2,788
Total noninterest expense	20,046	19,037	36,994	36,250

INCOME BEFORE PROVISION FOR INCOME TAXES	2,405	3,574	5,316	10,594

Provision for income taxes	634	893	1,329	2,648

NET INCOME	$1,771	$2,681	$3,987	$7,946

BASIC EARNINGS PER SHARE	$0.24	$0.40	$0.57	$1.17

DILUTED EARNINGS PER SHARE	$0.24	$0.39	$0.57	$1.17

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

NET INCOME	$1,771	$2,681	$3,987	$7,946

OTHER ITEMS OF COMPREHENSIVE (LOSS) INCOME BEFORE TAX:
Change in fair value of investment securities available-for-sale	(13,581)	1,332	(30,648)	(1,240)
Reclassification for net realized losses on investment securities available-for-sale	6	-	6	-
Total other comprehensive (loss) income	(13,575)	1,332	(30,642)	(1,240)

Income tax benefit (provision) related to securities available-for-sale	3,574	(350)	8,068	327

COMPREHENSIVE (LOSS) INCOME	$(8,230)	$3,663	$(18,587)	$7,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three and Six Months Ended June 30, 2022 and 2021

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	(LOSS) INCOME	TOTAL

Balance at April 1, 2022	$-	$71	$80,960	$(5,586)	$(9,592)	$86,750	$(9,080)	$143,523
Net income	-	-	-	-	-	1,771	-	1,771
Other comprehensive loss	-	-	-	-	-	-	(10,001)	(10,001)
Dividends paid ($0.125 per share)	-	-	-	-	-	(1,011)	-	(1,011)
Stock issued in connection with First Community Bancorp, Inc. acquisition	-	14	28,337	-	-	-	-	28,351
Stock compensation expense	-	-	135	-	-	-	-	135
ESOP shares allocated (5,997 shares)	-	-	(22)	143	-	-	-	121
Treasury stock purchased (5,000 shares at $19.75 average cost per share)	-	-	-	-	(99)	-	-	(99)
Balance at June 30, 2022	$-	$85	$109,410	$(5,443)	$(9,691)	$87,510	$(19,081)	$162,790

Balance at April 1, 2021	$-	$71	$77,744	$(103)	$(4,423)	$78,586	$3,956	$155,831
Net income	-	-	-	-	-	2,681	-	2,681
Other comprehensive income	-	-	-	-	-	-	982	982
Dividends paid ($0.0975 per share)	-	-	-	-	-	(660)	-	(660)
Stock compensation expense	-	-	90	-	-	-	-	90
ESOP shares allocated (4,154 shares)	-	-	57	42	-	-	-	99
Treasury stock purchased through tender offer (250,000 shares at $25.12 average cost per share)	-	-	-	-	(6,279)	-	-	(6,279)
Sale of shares to ESOP (251,256 shares at $23.88 average price per share)	-	-	2,929	(6,000)	3,071	-	-	-
Balance at June 30, 2021	$-	$71	$80,820	$(6,061)	$(7,631)	$80,607	$4,938	$152,744

Balance at January 1, 2022	$-	$71	$80,832	$(5,729)	$(7,321)	$85,383	$3,493	$156,729
Net income	-	-	-	-	-	3,987	-	3,987
Other comprehensive loss	-	-	-	-	-	-	(22,574)	(22,574)
Dividends paid ($0.25 per share)	-	-	-	-	-	(1,860)	-	(1,860)
Stock issued in connection with First Community Bancorp, Inc. acquisition	-	14	28,337	-	-	-	-	28,351
Stock compensation expense	-	-	270	-	-	-	-	270
ESOP shares allocated (11,994 shares)	-	-	(29)	286	-	-	-	257
Treasury stock purchased (105,000 shares at $22.57 average cost per share)	-	-	-	-	(2,370)	-	-	(2,370)
Balance at June 30, 2022	$-	$85	$109,410	$(5,443)	$(9,691)	$87,510	$(19,081)	$162,790

Balance at January 1, 2021	$-	$71	$77,602	$(145)	$(4,423)	$73,982	$5,851	$152,938
Net income	-	-	-	-	-	7,946	-	7,946
Other comprehensive loss	-	-	-	-	-	-	(913)	(913)
Dividends paid ($0.195 per share)	-	-	-	-	-	(1,321)	-	(1,321)
Stock compensation expense	-	-	180	-	-	-	-	180
ESOP shares allocated (8,308 shares)	-	-	109	84	-	-	-	193
Treasury stock purchased through tender offer (250,000 shares at $25.12 average cost per share)	-	-	-	-	(6,279)	-	-	(6,279)
Sale of shares to ESOP (251,256 shares at $23.88 average price per share)	-		2,929	(6,000)	3,071	-	-	-
Balance at June 30, 2021	$-	$71	$80,820	$(6,061)	$(7,631)	$80,607	$4,938	$152,744

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,987	$7,946
Adjustments to reconcile net income to net cash provided by operating activities:
Loan loss provision	1,137	321
Recovery of mortgage servicing rights	(56)	(688)
Depreciation	1,707	1,370
Net amortization of investment securities premiums and discounts	774	517
Amortization of mortgage servicing rights	1,118	2,018
Amortization of right-of-use assets	344	277
Amortization of core deposit intangible	562	287
Compensation expense related to restricted stock awards	270	180
ESOP compensation expense for allocated shares	257	193
Net gain on sale of loans	(11,453)	(24,758)
Originations of loans held-for-sale	(314,621)	(558,167)
Proceeds from sales of loans held-for-sale	334,946	580,714
Net loss on sale of available-for-sale securities	6	-
Net (gain) loss on sale of real estate owned and other repossessed assets	(13)	9
Net gain on sale/disposal of premises and equipment	(1)	(16)
Net appreciation in cash surrender value of life insurance	(457)	(331)
Net change in:
Accrued interest and dividends receivable	(999)	33
Other assets	(373)	853
Accrued expenses and other liabilities	(437)	(225)
Net cash provided by operating activities	16,698	10,533

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	43,794	-
Maturities, principal payments and calls	15,201	5,621
Purchases	(77,073)	(80,864)
FHLB stock (purchased) redeemed	(10)	186
FRB stock purchased	(392)	-
Net cash received from acquisitions	13,397	-
Loan origination and principal collection, net	(129,737)	(36,207)
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	-	16
Proceeds from sale of premises and equipment	5	605
Purchases of premises and equipment, net	(6,959)	(8,169)
Net cash used in investing activities	$(141,774)	$(118,812)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$85,324	$112,519
Advances on long-term FHLB and other borrowings	4,500	-
Payments on long-term FHLB and other borrowings	(5,000)	(7,770)
Proceeds from issuance of subordinated debentures	40,000	- -
Repayment of senior debt	(10,000)	-
Payments for debt issuance costs	(917)	- -
Purchase of treasury stock	(2,370)	(6,279)
Dividends paid	(1,860)	(1,321)
Net cash provided by financing activities	109,677	97,149

NET INCREASE IN CASH AND CASH EQUIVALENTS	(15,399)	(11,130)

CASH AND CASH EQUIVALENTS, beginning of period	61,434	69,802

CASH AND CASH EQUIVALENTS, end of period	$46,035	$58,672

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,530	$1,852
Cash paid during the period for income taxes	2,720	3,750

NONCASH INVESTING AND FINANCING ACTIVITIES:
Decrease in fair value of securities available-for-sale	$(30,642)	$(1,240)
Trade date payable securities	-	728
Mortgage servicing rights recognized	2,178	3,353
Right-of-use assets obtained in exchange for lease liabilities	59	932
Loans transferred to real estate and other assets acquired in foreclosure	328	6
Stock issued in connection with acquisitions	28,351	-
Sale of shares from Eagle to ESOP in exchange for loan	-	(6,000)

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

In March 2021, the Bank established a subsidiary, Opportunity Housing Fund, LLC ("OHF"), to invest in Low-Income Housing Tax Credit ("LIHTC") projects. The LIHTC program is designed to encourage capital investment in construction and rehabilitation of low-income housing. Tax credits are allowable over a 10-year period. During the year ended December 31, 2021, OHF made initial investments in two LIHTC projects. Investments in LIHTC projects are included in other assets on the statement of financial condition and totaled $1,237,000 and $935,000 as of June 30, 2022 and December 31, 2021, respectively.

In September 2021, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with First Community Bancorp, Inc., a Montana corporation ("FCB") and FCB's wholly-owned subsidiary, First Community Bank, a Montana chartered commercial bank. The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, FCB would merge with and into Eagle, with Eagle continuing as the surviving corporation. The merger closed on April 30, 2022. First Community Bank operated nine branches in Ashland, Culbertson, Froid, Glasgow, Helena, Hinsdale, Three Forks and Wolf Point, Montana.

On January 1, 2020, the Company acquired Western Holding Company of Wolf Point, ("WHC"), a Montana corporation, and WHC's wholly-owned subsidiary, Western Bank of Wolf Point ("WB"), a Montana chartered commercial bank. The acquisition included one branch in Wolf Point, Montana. In addition, Western Financial Services, Inc. ("WFS") was acquired through the WHC merger. WFS facilitates deferred payment contracts for customers that produce agricultural products.

On January 1, 2019, the Company acquired Big Muddy Bancorp, Inc. ("BMB"), a Montana corporation, and BMB's wholly-owned subsidiary, The State Bank of Townsend ("SBOT"), a Montana chartered commercial bank. This acquisition included four branches in Choteau, Denton, Dutton, and Townsend, Montana.

On  January 31, 2018, the Company acquired Twin Co. Inc, ("TwinCo"), a Montana corporation, and TwinCo's wholly-owned subsidiary, Ruby Valley Bank, a Montana chartered commercial bank. The acquisition included two branches in Sheridan and Twin Bridges, Montana.

The Bank currently has 30 full service branches. The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities. The Bank also operated certain branches under the names Dutton State Bank, Farmers State Bank of Denton and The State Bank of Townsend. Effective January 3, 2022, these branches were rebranded and are now only operating as Opportunity Bank of Montana.

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

The results of operations for the six-month period ended  June 30, 2022 are not necessarily indicative of the results to be expected for the year ending  December 31, 2022 or any other period. In preparing condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights, the fair value of financial instruments, the valuation of goodwill and deferred tax assets and liabilities.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. MERGERS AND ACQUISITIONS

Effective April 30, 2022 Eagle completed its previously announced merger with FCB. The acquisition closed after receipt of approvals from regulatory authorities, approval of FCB shareholders and the satisfaction of other closing conditions. The total consideration paid was $38,577,000 and included cash consideration of $10,226,000 and common stock issued of $28,351,000.

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

FCB
April 30,
2022
(In Thousands)
Assets acquired:
Cash and cash equivalents	$23,623
Securities available-for-sale	126,123
Loans receivable	190,894
Premises and equipment	6,393
Cash surrender value of life insurance	8,638
Core deposit intangible	7,004
Other assets	7,687
Total assets acquired	$370,362

Liabilities assumed:
Deposits	$321,107
Accrued expenses and other liabilities	1,767
Other borrowings	22,853
Total liabilities assumed	$345,727

Net assets acquired	$24,635

Consideration paid:
Cash	$10,226
Common stock issued (1,396,596 shares)	28,351
Total consideration paid	$38,577

Goodwill resulting from acquisition	$13,942

Goodwill recorded for the FCB acquisition during the three months ended June 30, 2022 was provisionally $13,942,000 due to the timing of the transaction. Amounts may be subject to change due to retrospective measurement period adjustments based on new information.

FCB investments were written down an additional $4,559,000 to fair value on the date of acquisition based on market prices obtained from an independent third party.

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

The total accretable discount on FCB acquired loans was $5,416,000 as of April 30, 2022. During the three months ended June 30, 2022, accretion of the loan discount was $732,000.  The remaining accretable loan discount was $4,684,000 as of June 30, 2022. Three impaired loans were acquired through the FCB acquisition with insignificant balances as of April 30, 2022.

Fair value adjustments were recorded for FCB related to premises and equipment were insignificant overall. The Company used independent third party appraisals in the determination of the fair value of acquired properties.

Core deposit intangible assets of $7,004,000 were recorded for FCB and are being amortized using an accelerated method over the estimated useful lives of the related deposits of 10 years from date of acquisition. For acquisitions, the core deposit intangible value is a function of the difference between the cost of the acquired core deposits and the alternative cost of funds. These cash flow streams were discounted to present value. The fair value of other deposit accounts acquired were valued by estimating future cash flows to be received or paid from individual or homogenous groups of assets and liabilities and then discounting those cash flows to a present value using rates of return that were available in financial markets for similar financial instruments on or near the acquisition date.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. MERGERS AND ACQUISITIONS – continued

Direct costs related to the acquisition were expensed as incurred. The Company recorded acquisition costs related to FCB of $1,876,000 and $2,193,000 during the three and six months ended June 30, 2022, respectively, and $761,000 during the year ended December 31, 2021. Acquisition costs included professional fees and data processing expenses incurred related to the acquisitions.

Operations of acquired entities have been included in the condensed consolidated financial statements since date of acquisition. The Company does not consider them as separate reporting segments and does not track the amount of revenues and net income attributable since acquisition. As such, it is impracticable to determine such amounts for the period from acquisition date through June 30, 2022.

The accompanying consolidated statements of income include the results of operations of FCB since the April 30, 2022 acquisition date. The following table presents unaudited pro forma results of operations for the three and six months ended June 30, 2021 as if the acquisition had occurred on January 1, 2021. This pro forma information gives the effect to certain adjustments, including purchase accounting fair value adjustments and amortization of the core deposit intangible asset. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company purchased and assumed the assets and liabilities of FCB on January 1, 2021. Cost savings are also not reflected in the unaudited pro forma amounts for the three and six months ended June 30, 2021.

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
	(Dollars in Thousands, Except Per Share Data)	(Dollars in Thousands, Except Per Share Data)
Pro forma net income(1)
Net interest income after loan loss provision	$14,637	$28,811
Noninterest income	12,901	27,887
Noninterest expense	22,341	42,858
Income before provision for income taxes	5,197	13,840
Income tax provision	1,299	3,460
Net income	$3,898	$10,380

Pro forma earnings per share(1)
Basic earnings per share	$0.58	$1.53
Diluted earnings per share	$0.57	$1.53

Weighted average shares outstanding, basic	6,775,557	6,775,503
Weighted average shares outstanding, diluted	6,794,900	6,791,885

(1) Significant assumptions utilized include the acquisition cost noted above and a 25.00% effective tax rate.

NOTE 3. INVESTMENT SECURITIES

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	June 30, 2022				December 31, 2021
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(In Thousands)
Available-for-Sale:
U.S. government and agency obligations	$3,047	$6	$(57)	$2,996	$1,618	$15	$-	$1,633
U.S. Treasury obligations	73,727	-	(5,420)	68,307	52,707	580	(104)	53,183
Municipal obligations	192,534	220	(13,615)	179,139	119,381	4,616	(330)	123,667
Corporate obligations	7,237	9	(89)	7,157	9,251	103	(18)	9,336
Mortgage-backed securities	34,118	14	(1,198)	32,934	14,662	92	(118)	14,636
Collateralized mortgage obligations	95,275	1	(5,711)	89,565	63,286	416	(635)	63,067
Asset-backed securities	4,005	-	(62)	3,943	5,617	123	-	5,740
Total	$409,943	$250	$(26,152)	$384,041	$266,522	$5,945	$(1,205)	$271,262

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. INVESTMENT SECURITIES – continued

Proceeds from sale of available-for sale securities and the associated realized gains and losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In Thousands)

Proceeds from sale of available-for-sale securities	$43,794	$-	$43,794	$-

Gross realized gain on sale of available-for-sale securities	$-	$-	$-	$-
Gross realized loss on sale of available-for-sale securities	(6)	-	(6)	-
Net realized loss on sale of available-for-sale securities	$(6)	$-	$(6)	$-

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2022
	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$26,627	$26,525
Due from one to five years	21,506	21,370
Due from five to ten years	86,957	79,069
Due after ten years	145,460	134,578
	280,550	261,542
Mortgage-backed securities	34,118	32,934
Collateralized mortgage obligations	95,275	89,565
Total	$409,943	$384,041

As of  June 30, 2022 and December 31, 2021, securities with a fair value of $61,040,000 and $22,245,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	June 30, 2022
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency obligations	$1,965	$(57)	$-	$-
U.S. Treasury obligations	68,307	(5,420)	-	-
Municipal obligations	141,508	(13,615)	-	-
Corporate obligations	3,899	(89)	-	-
Mortgage-backed securities and collateralized mortgage obligations	101,532	(5,965)	17,159	(944)
Asset-backed securities	3,386	(62)	-	-
Total	$320,597	$(25,208)	$17,159	$(944)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. INVESTMENT SECURITIES – continued

	December 31, 2021
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency obligations	$-	$-	$-	$-
U.S. Treasury obligations	19,301	(104)	-	-
Municipal obligations	17,973	(330)	-	-
Corporate obligations	2,982	(18)	-	-
Mortgage-backed securities and collateralized mortgage obligations	50,002	(741)	1,296	(12)
Asset-backed securities	-	-	-	-
Total	$90,258	$(1,193)	$1,296	$(12)

Unrealized losses associated with investments are believed to be caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Based on the Company's evaluation of these securities, no other-than-temporary impairment was recorded for the three months ended June 30, 2022 and 2021, respectively or the six months ended June 30, 2022 and 2021, respectively. As of  June 30, 2022 and December 31, 2021, there were, respectively, 328 and 43 securities in unrealized loss positions that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

NOTE 4. LOANS RECEIVABLE

Loans receivable consisted of the following:

	June 30,	December 31,
	2022	2021
	(In Thousands)
Real estate loans:
Residential 1-4 family	$186,229	$146,815
Commercial real estate	743,326	569,976

Other loans:
Home equity	62,445	51,748
Consumer	25,775	18,455
Commercial	234,741	147,870

Total	1,252,516	934,864

Deferred loan fees, net	(1,564)	(1,725)
Allowance for loan losses	(13,325)	(12,500)
Total loans, net	$1,237,627	$920,639

Within the commercial real estate loan category above, $8,703,000 and $10,232,000 was guaranteed by the United States Department of Agriculture Rural Development at  June 30, 2022 and  December 31, 2021, respectively. Also within the loan categories above, $ 12,103,000 and $7,333,000 was guaranteed by the United States Department of Agriculture Farm Service Agency at  June 30, 2022 and  December 31, 2021, respectively. In addition, within the commercial loan category above, $349,000 and $4,172,000 was guaranteed by the Small Business Administration ("SBA") under their Payroll Protection Program ("PPP") at  June 30, 2022 and December 31, 2021, respectively. Deferred loan fees, net includes $31,000 and $286,000 of remaining deferred fees related to the PPP at June 30, 2022 and  December 31, 2021, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

Allowance for loan losses activity was as follows:

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, April 1, 2022	$1,616	$7,659	$536	$357	$2,532	$12,700
Charge-offs	-	-	(32)	-	(215)	(247)
Recoveries	-	8	-	1	5	14
Provision	27	670	3	3	155	858
Ending balance, June 30, 2022	$1,643	$8,337	$507	$361	$2,477	$13,325

Allowance for loan losses:
Beginning balance, January 1, 2022	$1,596	$7,470	$533	$365	$2,536	$12,500
Charge-offs	-	-	(32)	(8)	(299)	(339)
Recoveries	-	14	-	1	12	27
Provision	47	853	6	3	228	1,137
Ending balance, June 30, 2022	$1,643	$8,337	$507	$361	$2,477	$13,325

Ending balance, June 30, 2022 allocated to loans individually evaluated for impairment	$199	$-	$-	$-	$319	$518

Ending balance, June 30, 2022 allocated to loans collectively evaluated for impairment	$1,444	$8,337	$507	$361	$2,158	$12,807

Loans receivable:
Ending balance, June 30, 2022	$186,229	$743,326	$62,445	$25,775	$234,741	$1,252,516

Ending balance, June 30, 2022 of loans individually evaluated for impairment	$573	$1,173	$119	$35	$1,670	$3,570

Ending balance, June 30, 2022 of loans collectively evaluated for impairment	$185,656	$742,153	$62,326	$25,740	$233,071	$1,248,946

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, April 1, 2021	$1,542	$7,131	$521	$369	$2,337	$11,900
Charge-offs	-	(25)	-	(8)	-	(33)
Recoveries	-	7	-	2	2	11
Provision	2	14	1	-	5	22
Ending balance, June 30, 2021	$1,544	$7,127	$522	$363	$2,344	$11,900

Allowance for loan losses:
Beginning balance, January 1, 2021	$1,506	$6,951	$515	$364	$2,264	$11,600
Charge-offs	-	(35)	-	(10)	(6)	(51)
Recoveries	-	9	-	6	15	30
Provision	38	202	7	3	71	321
Ending balance, June 30, 2021	$1,544	$7,127	$522	$363	$2,344	$11,900

Ending balance, June 30, 2021 allocated to loans individually evaluated for impairment	$199	$-	$-	$-	$7	$206

Ending balance, June 30, 2021 allocated to loans collectively evaluated for impairment	$1,345	$7,127	$522	$363	$2,337	$11,694

Loans receivable:
Ending balance, June 30, 2021	$141,621	$497,898	$55,739	$18,859	$162,482	$876,599

Ending balance, June 30, 2021 of loans individually evaluated for impairment	$981	$4,387	$131	$79	$1,692	$7,270

Ending balance, June 30, 2021 of loans collectively evaluated for impairment	$140,640	$493,511	$55,608	$18,780	$160,790	$869,329

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

Internal classification of the loan portfolio was as follows:

	June 30, 2022
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$131,400	$280	$481	$199	$-	$132,360
Residential 1-4 family construction	53,869	-	-	-	-	53,869
Commercial real estate	471,740	12,646	1,811	-	-	486,197
Commercial construction and development	132,585	-	-	-	-	132,585
Farmland	119,105	3,198	2,241	-	-	124,544
Other loans:
Home equity	62,309	-	136	-	-	62,445
Consumer	25,704	7	64	-	-	25,775
Commercial	126,861	744	854	8	-	128,467
Agricultural	103,066	651	2,448	109	-	106,274
Total	$1,226,639	$17,526	$8,035	$316	$-	$1,252,516

	December 31, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$100,680	$-	$301	199	$-	$101,180
Residential 1-4 family construction	45,298	-	337	-	-	45,635
Commercial real estate	406,896	1,527	2,145	-	-	410,568
Commercial construction and development	92,403	-	-	-	-	92,403
Farmland	65,037	177	1,744	47	-	67,005
Other loans:
Home equity	51,614	-	134	-	-	51,748
Consumer	18,392	-	63	-	-	18,455
Commercial	100,881	130	524	-	-	101,535
Agricultural	44,550	332	1,444	9	-	46,335
Total	$925,751	$2,166	$6,692	$255	$-	$934,864

The following tables include information regarding delinquencies within the loan portfolio.

	June 30, 2022
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Nonaccrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$336	$-	$336	$573	$131,451	$132,360
Residential 1-4 family construction	-	-	-	-	53,869	53,869
Commercial real estate	-	-	-	403	485,794	486,197
Commercial construction and development	482	-	482	-	132,103	132,585
Farmland	957	763	1,720	770	122,054	124,544
Other loans:
Home equity	27	-	27	119	62,299	62,445
Consumer	115	-	115	35	25,625	25,775
Commercial	1	759	760	83	127,624	128,467
Agricultural	177	620	797	1,587	103,890	106,274
Total	$2,095	$2,142	$4,237	$3,570	$1,244,709	$1,252,516

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

	December 31, 2021
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Nonaccrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$21	$-	$21	$616	$100,543	$101,180
Residential 1-4 family construction	-	-	-	337	45,298	45,635
Commercial real estate	788	-	788	497	409,283	410,568
Commercial construction and development	-	-	-	-	92,403	92,403
Farmland	61	-	61	1,630	65,314	67,005
Other loans:
Home equity	-	-	-	115	51,633	51,748
Consumer	55	-	55	62	18,338	18,455
Commercial	6	-	6	516	101,013	101,535
Agricultural	-	-	-	1,718	44,617	46,335
Total	$931	$-	$931	$5,491	$928,442	$934,864

The following tables include information regarding impaired loans.

	June 30, 2022
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
Real estate loans:
Residential 1-4 family	$573	$665	$199
Residential 1-4 family construction	-	-	-
Commercial real estate	403	486	-
Commercial construction and development	-	-	-
Farmland	770	868	-
Other loans:
Home equity	119	145	-
Consumer	35	44	-
Commercial	83	137	-
Agricultural	1,587	1,686	319
Total	$3,570	$4,031	$518

	December 31, 2021
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
Real estate loans:
Residential 1-4 family	$616	$703	$199
Residential 1-4 family construction	337	387	-
Commercial real estate	2,024	2,078	-
Commercial construction and development	-	-	-
Farmland	1,630	1,721	-
Other loans:
Home equity	115	139	-
Consumer	62	73	-
Commercial	516	639	101
Agricultural	1,759	1,862	300
Total	$7,059	$7,602	$600

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	Average Recorded Investment		Average Recorded Investment
	(In Thousands)		(In Thousands)
Real estate loans:
Residential 1-4 family	$580	$920	$595	$924
Residential 1-4 family construction	-	337	169	337
Commercial real estate	1,134	2,413	1,213	2,337
Commercial construction and development	-	-	-	25
Farmland	1,189	1,922	1,200	2,111
Other loans:	-
Home equity	115	120	117	121
Consumer	40	112	49	115
Commercial	68	542	300	538
Agricultural	1,654	1,279	1,672	1,428
Total	$4,780	$7,645	$5,315	$7,936

Interest income recognized on impaired loans for the three and six months ended June 30, 2022 and 2021 is considered insignificant. Interest payments received on a cash basis related to impaired loans were $404,000 and $405,000 at  June 30, 2022 and December 31, 2021, respectively.

As of  June 30, 2022 and December 31, 2021, there were troubled debt restructured (“TDR”) loans of $1,112,000 and $2,224,000, respectively.

During the three months ended June 30, 2022, there were no new TDR loans. During the six months ended  June 30, 2022, there were two new TDR loans. The recorded investments for both agricultural loans at the time of restructure were $331,000 and $145,000. No charge-offs were incurred and the loans are on nonaccrual status.

During the three months ended June 30, 2021, there were no new TDR loans. During the six months ended  June 30, 2021, there was one new TDR loan. The recorded investment for the commercial real estate loan at time of restructure was $115,000. The loan was paid off during the nine months ended September 30, 2021.

There were no loans modified as TDR's that defaulted during the three months ended June 30, 2022. There were two farmland loans modified as TDRs that defaulted during the six months ended  June 30, 2022 where the default occurred within 12 months of restructuring. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral. The recorded investments for the farmland loans were $374,000 and $70,000 at June 30, 2022 and the Company has initiated foreclosure on these loans.

As of June 30, 2022, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in TDRs.

NOTE 5. MORTGAGE SERVICING RIGHTS

The Company is servicing mortgage loans for the benefit of others which are not included in the condensed consolidated statements of financial condition and have unpaid principal balances of $1,961,591,000 and $1,835,561,000 at  June 30, 2022 and December 31, 2021, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $1,199,000 and $987,000 for the three months ended June 30, 2022 and 2021, respectively. Mortgage loan servicing fees were $2,355,000 and $1,924,000 for the six months ended June 30, 2022 and 2021, respectively. These fees, net of amortization, are included in mortgage banking, net which is a component of noninterest income on the condensed consolidated statements of income.

Custodial balances maintained in connection with the foregoing loan servicing are included in noninterest checking deposits and were $12,543,000 and $11,613,000 at  June 30, 2022 and December 31, 2021, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. MORTGAGE SERVICING RIGHTS – continued

The following table is a summary of activity in mortgage servicing rights:

	As of or For the
	Three Months Ended
	June 30,
	2022	2021
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$14,288	$11,435
Mortgage servicing rights capitalized	1,030	1,821
Amortization of mortgage servicing rights	(509)	(1,024)
Ending balance	$14,809	$12,232
Valuation allowance:
Beginning balance	$-	$(115)
Recovery of mortgage servicing rights	-	11
Ending balance	$-	$(104)
Mortgage servicing rights, net	$14,809	$12,128

	As of or For the
	Six Months Ended
	June 30,
	2022	2021
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$13,749	$10,897
Mortgage servicing rights capitalized	2,178	3,353
Amortization of mortgage servicing rights	(1,118)	(2,018)
Ending balance	$14,809	$12,232
Valuation allowance:
Beginning balance	$(56)	$(792)
Recovery of mortgage servicing rights	56	688
Ending balance	-	(104)
Mortgage servicing rights, net	$14,809	$12,128

Impairment expense on mortgage servicing rights was recorded during the year ended December 31, 2020 as a result of increased prepayment speed assumptions. Recoveries of $11,000 and $688,000 were recorded during the three and six months ended June 30, 2021, respectively. There was no recovery or impairment recorded during the three months ended June 30, 2022. However, a recovery of $56,000 was recorded during the six months ended June 30, 2022. Recovery (impairment) of servicing rights is included in other noninterest expense on the condensed consolidated statements of income.

The fair values of these rights were $18,398,000 and $14,686,000 at  June 30, 2022 and December 31, 2021, respectively. The fair value of servicing rights was determined at loan level, depending on the interest rate and term of the specific loan, using the following valuation assumptions:

	June 30,	December 31,
	2022	2021
Key assumptions:
Discount rate	12%	12%
Prepayment speed range	123-225%	184-265%
Weighted average prepayment speed	135%	204%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. DEPOSITS

Deposits are summarized as follows:

	June 30,	December 31,
	2022	2021
	(In Thousands)

Noninterest checking	$498,834	$368,846
Interest-bearing checking	265,808	203,410
Savings	386,239	223,069
Money market	327,813	277,469
Time certificates of deposit	173,139	149,755
Total	$1,651,833	$1,222,549

NOTE 7. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

	June 30, 2022		December 31, 2021
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)

Senior notes fixed at 5.75%, due 2022	$-	$-	$10,000	$(4)
Subordinated debentures fixed at 5.50% to floating, due 2030	15,000	(266)	15,000	(282)
Subordinated debentures fixed at 3.50% to floating, due 2032	40,000	(872)	-	-
Subordinated debentures variable at 3-Month Libor plus 1.42%, due 2035	5,155	-	5,155	-
Total other long-term debt	$60,155	$(1,138)	$30,155	$(286)

In January 2022, the Company completed the issuance of $40,000,000 in aggregate principal amount of subordinated notes due in 2032 in a private placement transaction to certain institutional accredited investors and qualified buyers. The notes bear interest at an annual fixed rate of 3.50% payable semi-annually. Starting August 1, 2027, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be three-month term Secured Overnight Financing Rate ("SOFR") plus a spread of 218.0 basis points, payable quarterly. The notes are subject to redemption at the option of the Company on or after February 1, 2027. The subordinated debentures qualify as Tier 2 capital for regulatory capital purposes. A portion of the net proceeds were used to redeem the $10,000,000 senior notes due in February 2022.

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

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at three-month LIBOR plus 1.42%, making the rate 3.71% and 1.63% as of June 30, 2022 and December 31, 2021, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date. The subordinated debentures qualify as Tier 1 capital for regulatory purposes.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

Unrealized
(Losses) Gains
on Securities
Available-for-Sale
(In Thousands)
Balance, April 1, 2022	$(9,080)
Other comprehensive loss, before reclassifications and income taxes	(13,581)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	6
Income tax benefit	3,574
Total other comprehensive loss	(10,001)
Balance, June 30, 2022	$(19,081)

Balance, April 1, 2021	$3,956
Other comprehensive income, before reclassifications and income taxes	1,332
Amounts reclassified from accumulated other comprehensive income, before income taxes	-
Income tax provision	(350)
Total other comprehensive income	982
Balance, June 30, 2021	$4,938

Balance, January 1, 2022	$3,493
Other comprehensive loss, before reclassifications and income taxes	(30,648)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	6
Income tax benefit	8,068
Total other comprehensive loss	(22,574)
Balance, June 30, 2022	$(19,081)

Balance, January 1, 2021	$5,851
Other comprehensive income, before reclassifications and income taxes	(1,240)
Amounts reclassified from accumulated other comprehensive income, before income taxes	-
Income tax benefit	327
Total other comprehensive loss	(913)
Balance, June 30, 2021	$4,938

NOTE 9. EARNINGS PER SHARE

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Dollars in Thousands, Except Per Share Data)

Basic weighted average shares outstanding	7,410,796	6,775,557	6,960,963	6,775,503
Dilutive effect of stock compensation	11,226	19,343	12,270	16,382
Diluted weighted average shares outstanding	7,422,022	6,794,900	6,973,233	6,791,885

Net income available to common shareholders	$1,771	$2,681	$3,987	$7,946

Basic earnings per share	$0.24	$0.40	$0.57	$1.17

Diluted earnings per share	$0.24	$0.39	$0.57	$1.17

Anti-dilutive shares at June 30, 2022 were considered insignificant. There were no anti-dilutive shares at December 31, 2021.

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

Derivatives are summarized as follows:

	June 30, 2022			December 31, 2021
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$68,257	$334	$-	$84,674	$1,218	$-
Forward TBA mortgage-backed securities	46,000	299	-	51,000	-	94

Changes in the fair value of the derivatives are recorded in mortgage banking, net within noninterest income on the condensed consolidated statements of income.Net losses of $551,000 and $1,043,000 were recorded for the three months ended June 30, 2022 and 2021, respectively. Net losses of $491,000 and $2,326,000 were recorded for the six months ended  June 30, 2022 and 2021, respectively.

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

	June 30, 2022
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government obligations	$-	$2,996	$-	$2,996
U.S. treasury obligations	68,307	-	-	68,307
Municipal obligations	-	179,139	-	179,139
Corporate obligations	-	7,157	-	7,157
Mortgage-backed securities	-	32,934	-	32,934
Collateralized mortgage obligations	-	89,565	-	89,565
Asset-backed securities	-	3,943	-	3,943
Loans held-for-sale	-	16,947	-	16,947
Interest rate lock commitments	-	-	334	334
Forward TBA mortgage-backed securities	-	299	-	299

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government obligations	$-	$1,633	$-	$1,633
U.S. treasury obligations	53,183	-	-	53,183
Municipal obligations	-	123,667	-	123,667
Corporate obligations	-	9,336	-	9,336
Mortgage-backed securities	-	14,636	-	14,636
Collateralized mortgage obligations	-	63,067	-	63,067
Asset-backed securities	-	5,740	-	5,740
Loans held-for-sale	-	25,819	-	25,819
Interest rate lock commitments	-	-	1,218	1,218
Financial liabilities:
Forward TBA mortgage-backed securities	-	94	-	94

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

The following table summarizes financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

	June 30, 2022
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$218	$218
Real estate and other repossessed assets	-	-	345	345
Mortgage servicing rights	-	-	1,406	1,406

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$376	$376
Real estate and other repossessed assets	-	-	4	$4
Mortgage servicing rights	-	-	14,686	$14,686

The following table represents the Banks’s Level 3 financial assets and liabilities, the valuation techniques used to measure the fair value of those financial assets and liabilities, and the significant unobservable inputs and the ranges of values for those inputs.

	Principal	Significant	Range of
	Valuation	Unobservable	Significant Input
Instrument	Technique	Inputs	Values

Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	10-30%
Real estate and other repossessed assets	Fair value of collateral	Discount applied to the obtained appraisal	10-30%
Mortgage servicing rights	Discounted cash flows	Discount rate	10-15%
		Prepayment speeds	120-265%
Interest rate lock commitments	Internal pricing model	Pull-through expectations	85-95%

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the six months ended June 30, 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	Interest Rate Lock Commitments		Interest Rate Lock Commitments
	(In Thousands)		(In Thousands)
Beginning balance	$91	$1,887	$1,218	$6,017
Purchases and issuances	448	5,012	735	5,750
Sales and settlements	(205)	(3,950)	(1,619)	(8,818)
Ending balance	$334	$2,949	$334	$2,949
Net change in fair value for gains (losses) relating to interest rate lock commitments held at end of period	$243	$1,062	$(884)	$(3,068)

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

	June 30, 2022
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$46,035	$-	$-	$46,035	$46,035
FHLB stock	2,337	-	-	2,337	2,337
FRB stock	4,206	-	-	4,206	4,206
Loans receivable, gross	-	-	1,261,334	1,261,334	1,250,952
Accrued interest and dividends receivable	9,504	-	-	9,504	9,504
Mortgage servicing rights	-	-	18,398	18,398	14,809
Financial liabilities:
Non-maturing interest-bearing deposits	-	979,860	-	979,860	979,860
Noninterest-bearing deposits	498,834	-	-	498,834	498,834
Time certificates of deposit	-	-	169,642	169,642	173,139
Accrued expenses and other liabilities	22,332	-	-	22,332	22,332
FHLB advances and other borrowings	-	-	4,500	4,500	4,500
Other long-term debt	-	-	57,661	57,661	60,155

	December 31, 2021
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$61,434	$-	$-	$61,434	$61,434
FHLB stock	1,702	-	-	1,702	1,702
FRB stock	2,974	-	-	2,974	2,974
Loans receivable, gross	-	-	939,204	939,204	933,139
Accrued interest and dividends receivable	5,751	-	-	5,751	5,751
Mortgage servicing rights	-	-	14,686	14,686	13,693
Financial liabilities:
Non-maturing interest-bearing deposits	-	703,948	-	703,948	703,948
Noninterest-bearing deposits	368,846	-	-	368,846	368,846
Time certificates of deposit	-	-	149,605	149,605	149,755
Accrued expenses and other liabilities	21,037	-	-	21,037	21,037
FHLB advances and other borrowings	-	-	5,003	5,003	5,000
Other long-term debt	-	-	29,299	29,299	30,155

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee held the federal funds target rate at 0.25% during the year ended December 31, 2021. The rate increased to 1.75% during the six months ended June 30, 2022.

Recent Events

Acquisitions

On September 30, 2021, the Company entered into an Agreement and Plan of Merger with First Community Bancorp, Inc., a Montana corporation and FCB's wholly-owned subsidiary, First Community Bank, a Montana chartered commercial bank. The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, FCB would merge with and into Eagle, with Eagle continuing as the surviving corporation. The transaction closed on April 30, 2022. In the transaction, Eagle acquired nine retail bank branches and two loan production offices in Montana. The total consideration paid was $38.58 million and included cash consideration of $10.23 million and common stock issued of $28.35 million.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COVID-19

The Bank remains focused on supporting our customers, communities and employees while prudently managing risk.

Eagle began taking loan applications from its small business clients immediately after the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") was implemented, and as of the close of the initial round of the program, had helped 764 borrowers receive $45.71 million in SBA PPP loans. The Bank processed applications for PPP loan forgiveness for customers, with 759 loans representing $45.31 million paid in full as of December 31, 2021. As of June 30, 2022, $53,000 of initial round SBA PPP loans remain unforgiven.  As of the close of the second round of the program, Eagle supported 646 borrowers in receiving $19.51 million in new PPP funding. The Bank processed applications for PPP loan forgiveness for customers, with 514 loans representing $15.45 million paid in full as of December 31, 2021. Of the 132 PPP loans representing $4.06 million remaining as of December 31, 2021, 112 loans or $3.77 million were forgiven during the six months ended June 30, 2022. The remaining 20 PPP loans represent $285,000.

As of June 30, 2022, our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses. We rely on cash on hand as well as dividends from our subsidiary Bank to service our debt. If our capital deteriorates such that our subsidiary Bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

Financial Condition

Comparisons of financial condition in this section are between June 30, 2022 and December 31, 2021.

Total assets were $1.90 billion at June 30, 2022, an increase of $464.54 million, or 32.4% from $1.44 billion at December 31, 2021. The increase was largely due to the change in loans receivable and securities available-for-sale which were impacted by the acquisition of FCB. Loans receivable increased by $316.99 million from December 31, 2021. Securities available-for-sale increased by $112.78 million from December 31, 2021. Total liabilities were $1.74 billion at June 30, 2022, an increase of $458.48 million, or 35.8%, from $1.28 billion at December 31, 2021. The increase was mainly due to an increase in deposits which was also impacted by the FCB acquisition. Total deposits increased $429.28 million from December 31, 2021 and total borrowings increased $28.65 million from December 31, 2021. Total shareholders’ equity increased $6.06 million or 3.9% from December 31, 2021.

Financial Condition Details

Investment Activities

The following table summarizes investment activities:

	June 30,		December 31,
	2022		2021
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government obligations	$2,996	0.78%	$1,633	0.60%
U.S. Treasury obligations	68,307	17.79	53,183	19.61
Municipal obligations	179,139	46.64	123,667	45.58
Corporate obligations	7,157	1.86	9,336	3.44
Mortgage-backed securities	32,934	8.58	14,636	5.40
Collateralized mortgage obligations	89,565	23.32	63,067	23.25
Asset-backed securities	3,943	1.03	5,740	2.12
Total securities available-for-sale	$384,041	100.00%	$271,262	100.00%

Securities available-for-sale were $384.04 million at June 30, 2022, an increase of $112.78 million, or 41.6%, from $271.26 million at December 31, 2021. Securities were impacted by the FCB acquisition, which included acquired securities of $126.12 million. Excluding securities acquired, securities decreased by $13.34 million. The decrease was due to sales and maturity, principal payments and call activity. In addition, the decrease was impacted by unrealized losses at June 30, 2022 caused by recent increases in interest rates. These decreases were largely offset by purchases. Immediately following the acquisition, a restructure of FCB's portfolio was incurred to better align the acquired portfolio with Eagle's investment strategy.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	June 30,		December 31,
	2022		2021
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential 1-4 family (1)	$132,360	10.57%	$101,180	10.82%
Residential 1-4 family construction	53,869	4.30	45,635	4.88
Total residential 1-4 family	186,229	14.87	146,815	15.70

Commercial real estate	486,197	38.81	410,568	43.92
Commercial construction and development	132,585	10.59	92,403	9.88
Farmland	124,544	9.94	67,005	7.17
Total commercial real estate	743,326	59.34	569,976	60.97

Total real estate loans	929,555	74.21	716,791	76.67

Other loans:
Home equity	62,445	4.99	51,748	5.54
Consumer	25,775	2.06	18,455	1.97

Commercial	128,467	10.26	101,535	10.86
Agricultural	106,274	8.48	46,335	4.96
Total commercial loans	234,741	18.74	147,870	15.82

Total other loans	322,961	25.79	218,073	23.33

Total loans	1,252,516	100.00%	934,864	100.00%

Deferred loan fees	(1,564)		(1,725)
Allowance for loan losses	(13,325)		(12,500)
Total loans, net	$1,237,627		$920,639

(1)	Excludes loans held-for-sale.

Loans receivable, net increased $316.99 million, or 34.4%, to $1.24 billion at June 30, 2022 from $920.64 million at December 31, 2021. The increase was impacted by the FCB acquisition, which included $190.89 million of acquired loans and $126.92 million of organic growth in loans receivable. Including acquired loans, total commercial real estate loans increased $173.35 million, total commercial loans increased $86.87 million, total residential loans increased $39.41 million, home equity loans increased $10.70 million, and consumer loans increased $7.32 million.

Total loan originations were $588.00 million for the six months ended June 30, 2022. Total residential 1-4 family originations were $358.53 million, which includes $314.62 million of loans held-for-sale originations. Total commercial real estate originations were $160.52 million. Total commercial originations were $47.69 million. Home equity loan originations totaled $14.66 million. Consumer loan originations totaled $6.60 million. Loans held-for-sale decreased by $8.87 million to $16.95 million at June 30, 2022 from $25.82 million at December 31, 2021.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. Subsequent write-downs are recorded as a charge to operations. As of June 30, 2022 there was $345,000 of real estate owned and other repossessed property. As of December 31, 2021, there was $4,000 of real estate owned and other repossessed property.

The following table sets forth information regarding nonperforming assets:

	June 30,	December 31,
	2022	2021
	(Dollars in Thousands)
Nonaccrual loans
Real estate loans:
Residential 1-4 family	$573	$616
Residential 1-4 family construction	-	337
Commercial real estate	403	497
Farmland	146	989
Other loans:
Home equity	106	100
Consumer	35	62
Commercial	83	516
Agricultural	1,112	1,718
Accruing loans delinquent 90 days or more
Real estate loans:
Farmland	763	-
Commercial	759	-
Agricultural	620	-
Restructured loans:
Real estate loans:
Commercial real estate		1,527
Farmland	624	641
Other loans:
Home equity	13	15
Agricultural	475	41
Total nonperforming loans	5,712	7,059
Real estate owned and other repossessed property, net	345	4
Total nonperforming assets	$6,057	$7,063

Total nonperforming loans to total loans	0.46%	0.76%
Total nonperforming loans to total assets	0.30%	0.49%
Total nonaccrual loans to total loans	0.29%	0.59%
Total allowance for loan loss to nonperforming loans	233.28%	177.08%
Total nonperforming assets to total assets	0.32%	0.49%

Nonaccrual loans as of June 30, 2022 and December 31, 2021 include $711,000 and $492,000, respectively of acquired loans that deteriorated subsequent to the acquisition date.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	June 30,		December 31,
	2022		2021
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$498,834	30.20%	$368,846	30.16%
Interest-bearing checking	265,808	16.09	203,410	16.64
Savings	386,239	23.38	223,069	18.25
Money market	327,813	19.85	277,469	22.70
Total	1,478,694	89.52	1,072,794	87.75
Certificates of deposit accounts:
IRA certificates	25,191	1.53	25,333	2.07
Other certificates	147,948	8.95	124,422	10.18
Total certificates of deposit	173,139	10.48	149,755	12.25
Total deposits	$1,651,833	100.00%	$1,222,549	100.00%

Deposits increased by $429.28 million, or 35.1%, to $1.65 billion at June 30, 2022 from $1.22 billion at December 31, 2021. The increase was impacted by the FCB acquisition. Excluding acquired deposits, total deposits increased by $108.17 million. Including acquired deposits, savings increased by $163.18 million, noninterest checking increased by $129.98 million, interest-bearing checking increased by $62.40 million, money market increased by $50.34 million, and certificates of deposit increased by $23.38 million.

The following table summarizes borrowing activity:

	June 30,		December 31,
	2022		2021
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings	$4,500	7.08%	$5,000	14.34%
Other long-term debt:
Senior notes fixed at 5.75%, due 2022	-	-	9,996	28.67
Subordinated debentures fixed at 3.50% to floating, due 2032	39,128	61.60	-	-
Subordinated debentures fixed at 5.50% to floating, due 2030	14,734	23.20	14,718	42.21
Subordinated debentures variable, due 2035	5,155	8.12	5,155	14.78
Total other long-term debt	59,017	92.92	29,869	85.66
Total borrowings	$63,517	100.00%	$34,869	100.00%

Total borrowings increased by $28.65 million, or 82.2% to $63.52 million at June 30, 2022 from $34.87 million at December 31, 2021. This increase is largely due to issuance of $40.00 million of subordinated notes, slightly offset by the redemption of $10.00 million of senior notes and the maturity of $5.00 million of FHLB advances. In addition, during the year ended December 31, 2021, Eagle established a $10.00 million line of credit with a correspondent bank. The balance of this line of credit was $4.50 million at June 30, 2022 and $0 at December 31, 2021.

 Shareholders’ Equity

Total shareholders’ equity increased by $6.06 million, or 3.9%, to $162.79 million at June 30, 2022 from $156.73 million at December 31, 2021. This was primarily the result of stock issued in connection with the FCB acquisition of $28.35 million. The increase was largely offset by an increase in other comprehensive loss of $22.57 million related to unrealized losses on securities available-for-sale. These unrealized losses were a result of increased interest rates.

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

	For the Three Months Ended June 30,
	2022			2021
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investment securities	$347,168	$2,011	2.32%	$203,873	$1,018	2.00%
FHLB and FRB stock	6,010	38	2.54	4,880	63	5.18
Loans receivable(1)	1,157,839	14,895	5.16	899,644	11,012	4.91
Other earning assets	53,033	108	0.82	84,116	32	0.15
Total interest-earning assets	1,564,050	17,052	4.37	1,192,513	12,125	4.08
Noninterest-earning assets	188,866			144,527
Total assets	$1,752,916			$1,337,040

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$245,431	$25	0.04%	$187,521	$12	0.03%
Savings	273,663	70	0.10	195,041	29	0.06
Money market	373,569	228	0.24	233,408	125	0.21
Certificates of deposit	165,355	99	0.24	161,236	200	0.50
Advances from FHLB and other borrowings including long-term debt	70,539	663	3.77	39,714	434	4.38
Total interest-bearing liabilities	1,128,557	1,085	0.39	816,920	800	0.39
Noninterest checking	449,747			343,620
Other noninterest-bearing liabilities	24,193			19,700
Total liabilities	1,602,497			1,180,240

Total equity	150,419			156,800

Total liabilities and equity	$1,752,916			$1,337,040
Net interest income/interest rate spread(2)		$15,967	3.98%		$11,325	3.69%

Net interest margin(3)			4.09%			3.81%
Total interest-earning assets to interest-bearing liabilities			138.59%			145.98%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Net Interest Income – continued

	For the Six Months Ended June 30,
	2022			2021
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investment securities	$310,273	$3,308	2.15%	$183,648	$1,895	2.08%
FHLB and FRB stock	5,279	97	3.71	4,914	132	5.42
Loans receivable(1)	1,066,515	26,268	4.97	894,843	22,041	4.97
Other earning assets	60,636	147	0.49	81,868	58	0.14
Total interest-earning assets	1,442,703	29,820	4.17	1,165,273	24,126	4.18
Noninterest-earning assets	172,043			141,730
Total assets	$1,614,746			$1,307,003

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$226,440	$38	0.03%	$179,621	$22	0.02%
Savings	247,741	101	0.08	188,803	56	0.06
Money market	334,042	420	0.25	224,273	235	0.21
Certificates of deposit	155,836	175	0.23	164,779	455	0.56
Advances from FHLB and other borrowings including long-term debt	67,101	1,274	3.83	42,044	894	4.29
Total interest-bearing liabilities	1,031,160	2,008	0.39	799,520	1,662	0.42
Noninterest checking	409,211			330,328
Other noninterest-bearing liabilities	22,534			20,769
Total liabilities	1,462,905			1,150,617

Total equity	151,841			156,386

Total liabilities and equity	$1,614,746			$1,307,003
Net interest income/interest rate spread(2)		$27,812	3.78%		$22,464	3.76%

Net interest margin(3)			3.89%			3.89%
Total interest-earning assets to interest-bearing liabilities			139.91%			145.75%

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

	For the Three Months Ended June 30,
	2022			2021
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities	$716	$277	$993	$189	$(123)	$66
FHLB and FRB stock	15	(40)	(25)	(30)	(2)	(32)
Loans receivable(1)	3,160	723	3,883	411	(459)	(48)
Other earning assets	(12)	88	76	27	(21)	6
Total interest-earning assets	3,879	1,048	4,927	597	(605)	(8)

Interest-bearing liabilities:
Checking	4	9	13	4	(7)	(3)
Savings	12	29	41	12	(23)	(11)
Money Market	75	28	103	42	(1)	41
Certificates of deposit	5	(106)	(101)	(209)	(397)	(606)
Advances from FHLB and other borrowings including long-term debt	337	(108)	229	(525)	194	(331)
Total interest-bearing liabilities	433	(148)	285	(676)	(234)	(910)

Change in net interest income	$3,446	$1,196	$4,642	$1,273	$(371)	$902

(1) Includes loans held-for-sale.

	For the Six Months Ended June 30,
	2022			2021
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$1,307	$106	$1,413	$150	$(234)	$(84)
FHLB and FRB stock	10	(45)	(35)	(61)	4	(57)
Loans receivable(1)	4,228	(1)	4,227	1,078	(1,529)	(451)
Other earning assets	(15)	104	89	183	(229)	(46)
Total interest earning assets	5,530	164	5,694	1,350	(1,988)	(638)

Interest bearing liabilities:
Checking	6	10	16	9	(20)	(11)
Savings	17	28	45	27	(56)	(29)
Money Market	115	70	185	122	(148)	(26)
Certificates of deposit	(25)	(255)	(280)	(576)	(874)	(1,450)
Advances from FHLB and other borrowings including long-term debt	533	(153)	380	(1,024)	338	(686)
Total interest bearing liabilities	646	(300)	346	(1,442)	(760)	(2,202)

Change in net interest income	$4,884	$464	$5,348	$2,792	$(1,228)	$1,564

(1) Includes loans held-for-sale.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2022 and 2021

Net Income. Eagle’s net income for the three months ended June 30, 2022 was $1.77 million compared to $2.68 million for the three months ended June 30, 2021. The decrease of $910,000 was due to a decrease in noninterest income of $3.97 million and an increase in noninterest expense of $1.01 million. These decreases were largely offset by an increase in net interest income after loan loss provision of $3.81 million. Basic and diluted earnings per share were both $0.24 for the current period. Basic and diluted earnings per share were $0.40 and $0.39 for the prior year comparable period, respectively.

Net Interest Income. Net interest income increased to $15.97 million for the three months ended June 30, 2022, from $11.33 million for the same quarter in the prior year. The increase of $4.64 million, or 41.0%, was primarily the result of an increase in interest and dividend income of $4.92 million.

Interest and Dividend Income. Interest and dividend income was $17.05 million for the three months ended June 30, 2022 compared to $12.13 million for the three months ended June 30, 2021. Interest and fees on loans increased to $14.90 million for the three months ended June 30, 2022. This increase of $3.89 million, or 35.3%, was due to an increase in the average balance of loans, as well as an increase in the average yield on loans. Average balances for loans receivable, including loans held-for-sale, for the three months ended June 30, 2022 were $1.16 billion, compared to $899.64 million for the prior year period. This represents an increase of $258.20 million, or 28.7%. The increase was impacted by the FCB acquisition and organic loan growth. The average interest rate earned on loans receivable also increased by 25 basis points, from 4.91% for the three months ended June 30, 2021 to 5.16% for the current period. Interest accretion on purchased loans was $790,000 for the three months ended June 30, 2022 which resulted in a 20 basis point increase in net interest margin compared to $125,000 for the three months ended June 30, 2021 which resulted in a 4 basis point increase in net interest margin. PPP fee income on loans was $78,000 for the three months ended June 30, 2022, which resulted in a 2 basis point increase in net interest margin compared to $471,000 for the three months ended June 30, 2021, which resulted in a 16 basis point increase in net interest margin. Interest on investment securities available-for-sale increased by $993,000 period over period. Average balances for investments increased to $347.17 million for the three months ended June 30, 2022, from $203.87 million for the three months ended June 30, 2021. The increase in average investment balances was largely driven by the FCB acquisition. Average interest rates earned on investments also increased to 2.32% for the three months ended June 30, 2022 from 2.00% for the three months ended June 30, 2021.

Interest Expense. Total interest expense was $1.09 million for the three months ended June 30, 2022 compared to $800,000 for the three months ended June 30, 2021. The increase of $285,000, or 35.6%, was largely due to a net increase of $229,000 in interest expense on total borrowings. The average balance for total borrowings increased from $39.71 million for the three months ended June 30, 2021 to $70.54 million for the three months ended June 30, 2022. The increase was impacted by the issuance of $40.00 million of subordinated notes in January 2022. A portion of the net proceeds were used to redeem $10.00 million of senior notes due in February 2022. However, the average rate paid on total borrowings decreased from 4.38% for the three months ended June 30, 2021, to 3.77% for the three months ended June 30, 2022. The decrease in the average rate paid is due to the change in the mix of the outstanding borrowings. Interest expense on deposits increased $56,000, or 15.3% compared to prior year period. The average balance for total deposits was $1.51 billion for the three months ended June 30, 2022 compared to $1.12 billion for the three months ended June 30, 2021. However, the overall average rate on total deposits was down slightly from 0.13% for the three months ended June 30, 2021 compared to 0.11% for the three months ended June 30, 2022.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending we conduct and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. The Bank recorded $858,000 in loan loss provisions for the three months ended June 30, 2022 and $22,000 for the three months ended June 30, 2021. The increase in the loan loss provision was related to current quarter charge-offs, as well as loan growth. Management believes the level of total allowances is adequate to cover estimated losses inherent in the portfolio. However, if the economic forecast worsens relative to the assumptions we utilized, our allowance for credit losses will increase accordingly in future periods.

Noninterest Income. Total noninterest income was $7.34 million for the three months ended June 30, 2022 compared to $11.31 million for the three months ended June 30, 2021. The decrease of $3.97 million was primarily driven by a decrease in mortgage banking, net of $4.44 million. Mortgage banking, net includes net gain on sale of mortgage loans which decreased $5.26 million to $5.22 million for the three months ended June 30, 2022 compared to $10.48 million for the three months ended June 30, 2021. This change reflects a mortgage market that is returning to more normal levels after record levels were reached in 2021. During the three months ended June 30, 2022, $150.52 million residential mortgage loans were sold compared to $292.09 million in the same period in the prior year. In addition, gross margin on sale of mortgage loans for the three months ended June 30, 2022 was 3.47% compared to 3.59% for the three months ended June 30, 2021.

Noninterest Expense. Noninterest expense was $20.05 million for the three months ended June 30, 2022 compared to $19.04 million for the three months ended June 30, 2021, an increase of $1.01 million or 5.3%. The increase was impacted by acquisition costs of $1.88 million incurred during the three months ended June 30, 2022 related to the recently completed merger with FCB. This increase was partially offset by lower commissions paid on residential mortgage originations.

Provision for Income Taxes. Provision for income taxes was $634,000 for the three months ended June 30, 2022, compared to $893,000 for the three months ended June 30, 2021 due to decreased income before provision for income taxes. The effective tax rate for the three months ended June 30, 2022 was 26.4% compared to 25.0% for the three months ended June 30, 2021.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended June 30, 2022 and 2021

Net Income. Eagle’s net income for the six months ended June 30, 2022 was $3.99 million compared to $7.95 million for the six months ended June 30, 2021. The decrease of $3.96 million was largely due to a decrease in noninterest income of $9.06 million. This decrease was partially offset by an increase in net interest income after loan loss provision of $4.54 million and a decrease in provision for income taxes of $1.32 million. Basic and diluted earnings per share were both $0.57 for the current period. Basic and diluted earnings per share were both $1.17 for the prior year comparable period.

Net Interest Income. Net interest income increased to $27.81 million for the six months ended June 30, 2022, from $22.46 million for the same period in the prior year. The increase of $5.35 million, or 23.8%, was primarily the result of an increase in interest and dividend income of $5.69 million.

Interest and Dividend Income. Interest and dividend income was $29.82 million for the six months ended June 30, 2022 compared to $24.13 million for the six months ended June 30, 2021. Interest and fees on loans increased to $26.27 million for the six months ended June 30, 2022 from $22.04 million for the six months ended June 30, 2021. This increase of $4.23 million, or 19.2%, was due to an increase in the average balance of loans. Average balances for loans receivable, including loans held-for-sale, for the six months ended June 30, 2022 were $1.07 billion, compared to $894.84 million for the prior year period. This represents an increase of $171.68 million, or 19.2%. The increase was impacted by the FCB acquisition, as well as organic loan growth. The average interest rate earned on loans receivable was consistent period over period at 4.97%. Interest accretion on purchased loans was $897,000 for the six months ended June 30, 2022 which resulted in a 13 basis point increase in net interest margin compared to $314,000 for the six months ended June 30, 2021 which resulted in a 5 basis point increase in net interest margin. PPP fee income on loans was $255,000 for the six months ended June 30, 2022, which resulted in a 4 basis point increase in net interest margin compared to $970,000 for the six months ended June 30, 2021 which resulted in a 17 basis point increase in net interest margin. Interest on investment securities available-for-sale increased by $1.41 million period over period. Average balances for investments increased to $310.27 million for the six months ended June 30, 2022, from $183.65 million for the six months ended June 30, 2021. The increase in average investment balances was largely driven by the FCB acquisition. Average interest rates earned on investments also increased to 2.15% for the six months ended June 30, 2022 from 2.08% for the six months ended June 30, 2021.

Interest Expense. Total interest expense was $2.01 million for the six months ended June 30, 2022 compared to $1.66 million for the six months ended June 30, 2021. The increase of $346,000, or 20.8%, was due to a net increase of $380,000 in interest expense on total borrowings. The average balance for total borrowings increased from $42.04 million for the six months ended June 30, 2021 to $67.10 million for the six months ended June 30, 2022. The increase was impacted by the issuance of $40.00 million of subordinated notes in January 2022. A portion of the net proceeds were used to redeem $10.00 million of senior notes due in February 2022. However, the average rate paid on total borrowings decreased from 4.29% for the six months ended June 30, 2021, to 3.83% for the six months ended June 30, 2022. The decrease in the average rate paid was due to the change in the mix of the outstanding borrowings. Interest expense on deposits decreased $34,000, or 4.4% compared to prior year period. The average balance for total deposits was $1.37 billion for the six months ended June 30, 2022 compared to $1.09 billion for the six months ended June 30, 2021. However, the overall average rate on total deposits was 0.11% for the six months ended June 30, 2022 compared to 0.14% for the six months ended June 30, 2021.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending we conduct and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. The Bank recorded $1.14 million in loan loss provisions for the six months ended June 30, 2022 and $321,000 for the six months ended June 30, 2021. The increase in the loan loss provision was largely due to loan growth. Management believes the level of total allowances is adequate to cover estimated losses inherent in the portfolio. However, if the economic forecast worsens relative to the assumptions we utilized, our allowance for credit losses will increase accordingly in future periods.

Noninterest Income. Total noninterest income was $15.64 million for the six months ended June 30, 2022 compared to $24.70 million for the six months ended June 30, 2021. The decrease of $9.06 million was primarily driven by a decrease in mortgage banking, net of $9.96 million. Mortgage banking, net includes net gain on sale of mortgage loans which decreased $13.31 million to $11.45 million for the six months ended June 30, 2022 compared to $24.76 million for the six months ended June 30, 2021. This change reflects a mortgage market that is returning to more normal levels after record levels were reached in 2021. During the six months ended June 30, 2022, $322.66 million residential mortgage loans were sold compared to $552.58 million in the same period in the prior year. In addition, gross margin on sale of mortgage loans for the six months ended June 30, 2022 was 3.55% compared to 4.48% for the six months ended June 30, 2021. There has been some margin compression due to increased competition. Mortgage banking, net also includes the impact of fair value changes of loans held-for sale and derivatives which can fluctuate due to changes in the market. The net change in fair value of loans held-for sale and derivatives was a loss of $955,000 for the six months ended June 30, 2022 compared to a loss of $2.97 million for the prior period.

Noninterest Expense. Noninterest expense was $36.99 million for the six months ended June 30, 2022 compared to $36.25 million for the six months ended June 30, 2021, a slight increase of $744,000 or 2.1%. The increase was impacted by acquisition costs of $2.19 million incurred during the six months ended June 30, 2022 related to the FCB acquisition. This increase was largely offset by lower commissions paid on residential mortgage originations.

Provision for Income Taxes. Provision for income taxes was $1.33 million for the six months ended June 30, 2022, compared to $2.65 million for the six months ended June 30, 2021 due to decreased income before provision for income taxes. The effective tax rate was 25.0% for both the current and prior period.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity

The Bank is required by regulation to maintain sufficient levels of liquidity for safety and soundness purposes. Appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0% and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratiosas of June 30, 2022 and December 31, 2021.

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

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable based in part on the Bank's commitments to make loans and management’s assessment of the Bank's ability to generate funds.

Through the six months ended June 30, 2022, liquidity levels remained strong. The Company completed a $40.00 million subordinated debt offering in January 2022. A portion of the net proceeds were used to repay at maturity the $10.00 million of senior notes due in February 2022.

Capital Resources

As of June 30, 2022, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 8.40% compared to an increase of 8.90% at December 31, 2021. The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

The Company's and the Bank's regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed "well capitalized" pursuant to State of Montana and FRB rules as of June 30, 2022. The Company's and the Bank's actual capital amounts and ratios as of June 30, 2022 are presented in the table below and all of the ratios, with the exception of the Tier 1 capital adjusted total average assets ratio, include the capital conservation buffer of 2.50%.

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2022:
Total risk-based capital to risk weighted assets
Consolidated	$215,479	14.78%	$153,055	10.50%	N/A	N/A
Bank	193,874	13.31	152,944	10.50	145,661	10.00

Tier 1 capital to risk weighted assets
Consolidated	147,154	10.10	123,901	8.50	N/A	N/A
Bank	180,549	12.40	123,812	8.50	116,529	8.00

Common equity Tier 1 capital to risk weighted assets
Consolidated	142,154	9.75	102,036	7.00	N/A	N/A
Bank	180,549	12.40	101,963	7.00	94,680	6.50

Tier 1 capital to adjusted total average assets
Consolidated	147,154	8.51	69,179	4.00	N/A	N/A
Bank	180,549	10.60	68,164	4.00	85,205	5.00

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

The Bank has established acceptable levels of interest rate risk as follows for an instantaneous and permanent shock in rates: projected net interest income over the next twelve months (i.e. year-1) and the subsequent twelve months (i.e. year-2) will not be reduced by more than 15.0% given an immediate increase or decrease in interest rates of up to 200 basis points or by more than 10.0% given an immediate increase or decrease in interest rates of up to 100 basis points. Our rate sensitivity of -16.3% for -200 basis points in year two as of June 30, 2022 is slightly outside of the policy limit of -15.0%. This was discussed at our most recent asset-liability committee meeting. Given the remote possibility of -200 basis points, it was determined that no steps need to be taken at this time.

The following table includes the Bank’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of June 30, 2022		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	2.5%	9.4%	-15.0%
+100	1.5%	5.7%	-10.0%
-100	4.9%	-8.0%	-10.0%
-200	9.0%	-16.3%	-15.0%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item has been omitted based on Eagle’s status as a smaller reporting company.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of June 30, 2022, our disclosure controls and procedures were effective. During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 21, 2022, Eagle's Board authorized the repurchase of up to 400,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. The plan expires on April 21, 2023. The following table summarizes the Company's purchase of its common stock for the three months ended June 30, 2022 under this plan.

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs

April 1, 2022 through April 30, 2022	-	$-	-	400,000

May 1, 2022 through May 31, 2022	5,000	19.75	5,000	395,000

June 1, 2022 through June 30, 2022	-	-	-	395,000

Total	5,000	$19.75	5,000

On July 22, 2021, Eagle's Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased during the third or fourth quarter of 2021. However, during the second quarter of 2022, the Company repurchased the total authorized amount of 100,000 shares at an average price of $22.71 per share. The plan expired on July 22, 2022.

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

EAGLE BANCORP MONTANA, INC.

Date: August 4, 2022	By:	/s/ Peter J. Johnson
Peter J. Johnson
CEO

Date: August 4, 2022	By:	/s/ Miranda J. Spaulding
Miranda J. Spaulding
SVP/CFO