Form 10-Q
period 2022-09-30
Eagle Bancorp Montana, Inc.
filed 2022-11-09
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock par value $0.01 per share	EBMT	Nasdaq Global Market

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	7,980,282 shares outstanding

As of October 31, 2022

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
●

the negative impacts and disruptions resulting from the ongoing novel coronavirus, or COVID-19, and the steps taken by governmental and other authorities to contain, mitigate and combat the pandemic, on the economies and communities we serve, which may likely have an adverse impact on our credit portfolio, goodwill, stock price, borrowers and the economy as a whole both globally and domestically;

●	local, regional, national and international economic and market conditions and events and the impact they may have on us, our customers and our assets and liabilities;
●	competition among depository and other traditional and non-traditional financial service providers;
●	risks related to the concentration of our business in Montana, including risks associated with changes in the prices, values and sales volume of residential and commercial real estate in Montana;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	our ability to attract deposits and other sources of funding or liquidity;
●	changes or volatility in the securities markets that lead to impairment in the value of our investment securities and goodwill;
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

●	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;
●	political developments, uncertainties or instability;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	the need to retain capital for strategic or regulatory reasons;
●	changes in consumer spending, borrowing and savings habits;
●	our ability to continue to increase and manage our commercial and residential real estate, multi-family and commercial business loans;
●	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
●	the level of future deposit insurance premium assessments;
●	our ability to implement new technologies and maintain secure and reliable technology systems;
●	our ability to develop and maintain secure and reliable information technology systems, effectively defend ourselves against cyberattacks, or recover from breaches to our cybersecurity infrastructure;
●	the failure of assumptions underlying the establishment of allowance for possible loan losses and other estimates;
●	changes in the financial performance and/or condition of our borrowers and their ability to repay their loans when due; and
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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS:
Cash and due from banks	$22,154	$10,938
Interest-bearing deposits in banks	3,043	43,669
Federal funds sold	-	6,827
Total cash and cash equivalents	25,197	61,434

Securities available-for-sale	351,949	271,262
Federal Home Loan Bank ("FHLB") stock	2,939	1,702
Federal Reserve Bank ("FRB") stock	4,206	2,974
Mortgage loans held-for-sale, at fair value	24,408	25,819
Loans receivable, net of allowance for loan losses of $13,850 at September 30, 2022 and $12,500 at December 31, 2021	1,298,304	920,639
Accrued interest and dividends receivable	10,778	5,751
Mortgage servicing rights, net	15,141	13,693
Assets held-for-sale, at fair value	2,041	-
Premises and equipment, net	79,374	67,266
Cash surrender value of life insurance, net	45,845	36,474
Goodwill	34,740	20,798
Core deposit intangible, net	7,895	1,780
Other assets	21,103	6,334

Total assets	$1,923,920	$1,435,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	September 30,	December 31,
	2022	2021
LIABILITIES:
Deposit accounts:
Noninterest-bearing	$507,034	$368,846
Interest-bearing	1,167,216	853,703
Total deposits	1,674,250	1,222,549

Accrued expenses and other liabilities	23,748	21,779
FHLB advances and other borrowings	15,600	5,000
Other long-term debt:
Principal amount	60,155	30,155
Unamortized debt issuance costs	(1,107)	(286)
Total other long-term debt, net	59,048	29,869

Total liabilities	1,772,646	1,279,197

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 20,000,000 shares authorized; 8,507,429 and 7,110,833 shares issued; 7,986,890 and 6,794,811 shares outstanding at September 30, 2022 and December 31, 2021, respectively)	85	71
Additional paid-in capital	109,488	80,832
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(5,300)	(5,729)
Treasury stock, at cost (520,539 and 316,022 shares at September 30, 2022 and December 31, 2021, respectively)	(11,627)	(7,321)
Retained earnings	89,502	85,383
Accumulated other comprehensive (loss) income, net of tax	(30,874)	3,493
Total shareholders' equity	151,274	156,729

Total liabilities and shareholders' equity	$1,923,920	$1,435,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$16,665	$11,619	$42,933	$33,660
Securities available-for-sale	2,555	1,094	5,863	2,989
FHLB and FRB dividends	63	62	160	194
Other interest income	59	32	206	90
Total interest and dividend income	19,342	12,807	49,162	36,933

INTEREST EXPENSE:
Deposits	717	350	1,451	1,118
FHLB advances and other borrowings	136	37	157	152
Other long-term debt	602	389	1,855	1,168
Total interest expense	1,455	776	3,463	2,438

NET INTEREST INCOME	17,887	12,031	45,699	34,495

Loan loss provision	517	255	1,654	576

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	17,370	11,776	44,045	33,919

NONINTEREST INCOME:
Service charges on deposit accounts	498	318	1,223	884
Mortgage banking, net	4,447	11,665	16,183	33,360
Interchange and ATM fees	594	570	1,668	1,489
Appreciation in cash surrender value of life insurance	291	181	748	512
Net gain (loss) on sale of available-for-sale securities	-	11	(6)	11
Other noninterest income	1,587	608	3,236	1,798
Total noninterest income	$7,417	$13,353	$23,052	$38,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
NONINTEREST EXPENSE:
Salaries and employee benefits	$11,699	$12,262	$33,511	$37,093
Occupancy and equipment expense	1,946	1,665	5,441	4,746
Data processing	1,964	1,171	4,628	3,666
Advertising	464	326	1,052	850
Amortization of core deposit intangible	333	144	895	431
Loan costs	491	654	1,624	2,126
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	93	81	330	243
Professional and examination fees	420	790	1,098	1,400
Acquisition costs	103	35	2,296	35
Other noninterest expense	3,151	1,672	6,783	4,460
Total noninterest expense	20,664	18,800	57,658	55,050

INCOME BEFORE PROVISION FOR INCOME TAXES	4,123	6,329	9,439	16,923

Provision for income taxes	1,031	1,583	2,360	4,231

NET INCOME	$3,092	$4,746	$7,079	$12,692

BASIC EARNINGS PER SHARE	$0.40	$0.73	$0.98	$1.90

DILUTED EARNINGS PER SHARE	$0.40	$0.73	$0.98	$1.89

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

NET INCOME	$3,092	$4,746	$7,079	$12,692

OTHER ITEMS OF COMPREHENSIVE (LOSS) INCOME BEFORE TAX:
Change in fair value of investment securities available-for-sale	(16,009)	(578)	(46,657)	(1,818)
Reclassification for net realized (gains) losses on investment securities available-for-sale	-	(11)	6	(11)
Total other comprehensive loss	(16,009)	(589)	(46,651)	(1,829)

Income tax benefit related to securities available-for-sale	4,216	155	12,284	482

COMPREHENSIVE (LOSS) INCOME	$(8,701)	$4,312	$(27,288)	$11,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three and Nine Months Ended September 30, 2022 and 2021

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	(LOSS) INCOME	TOTAL

Balance at July 1, 2022	$-	$85	$109,410	$(5,443)	$(9,691)	$87,510	$(19,081)	$162,790
Net income	-	-	-	-	-	3,092	-	3,092
Other comprehensive loss	-	-	-	-	-	-	(11,793)	(11,793)
Dividends paid ($0.1375 per share)	-	-	-	-	-	(1,100)	-	(1,100)
Stock compensation expense	-	-	135	-	-	-	-	135
ESOP shares allocated (5,997 shares)	-	-	(57)	143	-	-	-	86
Treasury stock purchased (99,517 shares at $19.45 average cost per share)	-	-	-	-	(1,936)	-	-	(1,936)
Balance at September 30, 2022	$-	$85	$109,488	$(5,300)	$(11,627)	$89,502	$(30,874)	$151,274

Balance at July 1, 2021	$-	$71	$80,820	$(6,061)	$(7,631)	$80,607	$4,938	$152,744
Net income	-	-	-	-	-	4,746	-	4,746
Other comprehensive loss	-	-	-	-	-	-	(434)	(434)
Dividends paid ($0.1250 per share)	-	-	-	-	-	(848)	-	(848)
Stock compensation expense	-	-	90	-	-	-	-	90
ESOP shares allocated (9,831) shares)	-	-	47	178	-	-	-	225
Balance at September 30, 2021	$-	$71	$80,957	$(5,883)	$(7,631)	$84,505	$4,504	$156,523

Balance at January 1, 2022	$-	$71	$80,832	$(5,729)	$(7,321)	$85,383	$3,493	$156,729
Net income	-	-	-	-	-	7,079	-	7,079
Other comprehensive loss	-	-	-	-	-	-	(34,367)	(34,367)
Dividends paid ($0.3875 per share)	-	-	-	-	-	(2,960)	-	(2,960)
Stock issued in connection with First Community Bancorp, Inc. acquisition	-	14	28,337	-	-	-	-	28,351
Stock compensation expense	-	-	405	-	-	-	-	405
ESOP shares allocated (17,991 shares)	-	-	(86)	429	-	-	-	343
Treasury stock purchased (204,517 shares at $21.05 average cost per share)	-	-	-	-	(4,306)	-	-	(4,306)
Balance at September 30, 2022	$-	$85	$109,488	$(5,300)	$(11,627)	$89,502	$(30,874)	$151,274

Balance at January 1, 2021	$-	$71	$77,602	$(145)	$(4,423)	$73,982	$5,851	$152,938
Net income	-	-	-	-	-	12,692	-	12,692
Other comprehensive loss	-	-	-	-	-	-	(1,347)	(1,347)
Dividends paid ($0.3200 per share)	-	-	-	-	-	(2,169)	-	(2,169)
Stock compensation expense	-	-	270	-	-	-	-	270
ESOP shares allocated (18,139 shares)	-	-	156	262	-	-	-	418
Treasury stock purchased through tender offer (250,000 shares at $25.12 average cost per share)	-	-	-	-	(6,279)	-	-	(6,279)
Sale of shares to ESOP (251,256 shares at $23.88 average price per share)	-		2,929	(6,000)	3,071	-	-	-
Balance at September 30, 2021	$-	$71	$80,957	$(5,883)	$(7,631)	$84,505	$4,504	$156,523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,079	$12,692
Adjustments to reconcile net income to net cash provided by operating activities:
Loan loss provision	1,654	576
Recovery of mortgage servicing rights	(56)	(702)
Depreciation	2,615	2,137
Net amortization of investment securities premiums and discounts	1,182	874
Amortization of mortgage servicing rights	1,710	2,881
Amortization of right-of-use assets	512	457
Amortization of core deposit intangible	895	431
Compensation expense related to restricted stock awards	405	270
ESOP compensation expense for allocated shares	343	418
Net gain on sale of loans	(15,645)	(36,261)
Originations of loans held-for-sale	(449,013)	(814,854)
Proceeds from sales of loans held-for-sale	466,069	863,671
Net loss (gain) on sale of available-for-sale securities	6	(11)
Net gain on sale of real estate owned and other repossessed assets	(203)	-
Net gain on sale/disposal of premises and equipment	(1)	(70)
Net appreciation in cash surrender value of life insurance	(748)	(512)
Net change in:
Accrued interest and dividends receivable	(2,273)	(453)
Other assets	241	1,707
Accrued expenses and other liabilities	891	(429)
Net cash provided by operating activities	15,663	32,822

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	43,794	3,910
Maturities, principal payments and calls	30,876	8,906
Purchases	(77,073)	(95,762)
FHLB stock (purchased) redeemed	(612)	358
FRB stock purchased	(392)	-
Net cash received from acquisition	13,397	-
Loan origination and principal collection, net	(191,855)	(48,901)
Purchases of bank owned life insurance	-	(8,000)
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	535	16
Proceeds from sale of premises and equipment	5	1,379
Purchases of premises and equipment, net	(10,733)	(10,538)
Net cash used in investing activities	$(192,058)	$(148,632)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$130,594	$161,466
Net decrease in repurchase agreements	(22,853)	-
Net short-term advances from FHLB and other borrowings	15,600	-
Payments on long-term FHLB and other borrowings	(5,000)	(12,070)
Proceeds from issuance of subordinated debentures	40,000	-
Repayment of senior debt	(10,000)	-
Payments for debt issuance costs	(917)	-
Purchase of treasury stock	(4,306)	(6,279)
Dividends paid	(2,960)	(2,169)
Net cash provided by financing activities	140,158	140,948

NET INCREASE IN CASH AND CASH EQUIVALENTS	(36,237)	25,138

CASH AND CASH EQUIVALENTS, beginning of period	61,434	69,802

CASH AND CASH EQUIVALENTS, end of period	$25,197	$94,940

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,423	$3,052
Cash paid during the period for income taxes	2,720	3,940

NONCASH INVESTING AND FINANCING ACTIVITIES:
Decrease in fair value of securities available-for-sale	$(46,651)	$(1,829)
Mortgage servicing rights recognized	3,102	5,015
Right-of-use assets obtained in exchange for lease liabilities	154	1,140
Loans transferred to real estate and other assets acquired in foreclosure	328	108
Stock issued in connection with acquisitions	28,351	-
Sale of shares from Eagle to ESOP in exchange for loan	-	6,000

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

In March 2021, the Bank established a subsidiary, Opportunity Housing Fund, LLC ("OHF"), to invest in Low-Income Housing Tax Credit ("LIHTC") projects. The LIHTC program is designed to encourage capital investment in construction and rehabilitation of low-income housing. Tax credits are allowable over a 10-year period. During the year ended December 31, 2021, OHF made initial investments in two LIHTC projects. Investments in LIHTC projects are included in other assets on the statement of financial condition and totaled $1,237,000 and $935,000 as of September 30, 2022 and December 31, 2021, respectively.

In September 2021, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with First Community Bancorp, Inc. ("FCB"), a Montana corporation, and FCB's wholly-owned subsidiary, First Community Bank, a Montana chartered commercial bank. The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, FCB would merge with and into Eagle, with Eagle continuing as the surviving corporation. The merger closed on April 30, 2022. First Community Bank operated nine branches in Ashland, Culbertson, Froid, Glasgow, Helena, Hinsdale, Three Forks and Wolf Point, Montana.

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

The Bank currently has 30 full-service branches. The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities. The Bank also operated certain branches under the names Dutton State Bank, Farmers State Bank of Denton and The State Bank of Townsend. Effective January 2022, these branches were rebranded and are now only operating as Opportunity Bank of Montana.

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

The results of operations for the nine-month period ended  September 30, 2022 are not necessarily indicative of the results to be expected for the year ending  December 31, 2022 or any other period. In preparing condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights, the fair value of financial instruments, the valuation of goodwill and deferred tax assets and liabilities.

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

Goodwill recorded for the FCB acquisition during the three months ended June 30, 2022 was $13,942,000.

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

The total accretable discount on FCB acquired loans was $5,416,000 as of April 30, 2022. During the three and nine months ended September 30, 2022, accretion of the loan discount was $333,000 and $1,060,000, respectively. The remaining accretable loan discount was $4,352,000 as of September 30, 2022. Three impaired loans were acquired through the FCB acquisition with insignificant balances as of April 30, 2022.

Fair value adjustments recorded for FCB related to premises and equipment were insignificant overall. The Company used independent third party appraisals in the determination of the fair value of acquired properties.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. MERGERS AND ACQUISITIONS – continued

Direct costs related to the acquisition were expensed as incurred. The Company recorded acquisition costs related to FCB of $103,000 and $2,296,000 during the three and nine months ended September 30, 2022, respectively, and $35,000 during both the three and nine months ended September 30, 2021. Acquisition costs included professional fees and data processing expenses incurred related to the acquisitions.

Operations of acquired entities have been included in the condensed consolidated financial statements since date of acquisition. The Company does not consider them as separate reporting segments and does not track the amount of revenues and net income attributable since acquisition. As such, it is impracticable to determine such amounts for the period from acquisition date through September 30, 2022.

The accompanying consolidated statements of income include the results of operations of FCB since the April 30, 2022 acquisition date. The following table presents unaudited pro forma results of operations for the three and nine months ended September 30, 2021 as if the acquisition had occurred on January 1, 2021. This pro forma information gives the effect to certain adjustments, including purchase accounting fair value adjustments and amortization of the core deposit intangible asset. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company purchased and assumed the assets and liabilities of FCB on January 1, 2021. Cost savings are also not reflected in the unaudited pro forma amounts for the three and nine months ended September 30, 2021.

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
	(Dollars in Thousands, Except Per Share Data)	(Dollars in Thousands, Except Per Share Data)
Pro forma net income(1)
Net interest income after loan loss provision	$15,110	$43,921
Noninterest income	14,946	42,833
Noninterest expense	22,104	64,962
Income before provision for income taxes	7,952	21,792
Income tax provision	1,988	5,448
Net income	$5,964	$16,344

Pro forma earnings per share(1)
Basic earnings per share	$0.91	$2.44
Diluted earnings per share	$0.91	$2.44

Weighted average shares outstanding, basic	6,525,509	6,691,256
Weighted average shares outstanding, diluted	6,544,044	6,709,376

(1) Significant assumptions utilized include the acquisition costs noted above and a 25.00% effective tax rate.

NOTE 3. INVESTMENT SECURITIES

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	September 30, 2022				December 31, 2021
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(In Thousands)
Available-for-Sale:
U.S. government and agency obligations	$2,674	$3	$(214)	$2,463	$1,618	$15	$-	$1,633
U.S. Treasury obligations	63,708	-	(7,639)	56,069	52,707	580	(104)	53,183
Municipal obligations	191,252	9	(22,379)	168,882	119,381	4,616	(330)	123,667
Corporate obligations	7,239	2	(212)	7,029	9,251	103	(18)	9,336
Mortgage-backed securities	32,729	1	(2,244)	30,486	14,662	92	(118)	14,636
Collateralized mortgage obligations	92,450	-	(9,280)	83,170	63,286	416	(635)	63,067
Asset-backed securities	3,808	46	(4)	3,850	5,617	123	-	5,740
Total	$393,860	$61	$(41,972)	$351,949	$266,522	$5,945	$(1,205)	$271,262

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. INVESTMENT SECURITIES – continued

Proceeds from sale of available-for sale securities and the associated realized gains and losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In Thousands)

Proceeds from sale of available-for-sale securities	$-	$3,910	$43,794	$3,910

Gross realized gain on sale of available-for-sale securities	$-	$11	$-	$11
Gross realized loss on sale of available-for-sale securities	-	-	(6)	-
Net realized loss on sale of available-for-sale securities	$-	$11	$(6)	$11

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2022
	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$18,821	$18,694
Due from one to five years	19,187	18,552
Due from five to ten years	90,566	78,291
Due after ten years	140,107	122,756
	268,681	238,293
Mortgage-backed securities	32,729	30,486
Collateralized mortgage obligations	92,450	83,170
Total	$393,860	$351,949

As of  September 30, 2022 and December 31, 2021, securities with a fair value of $59,927,000 and $22,245,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	September 30, 2022
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency obligations	$1,739	$(214)	$-	$-
U.S. Treasury obligations	39,485	(4,861)	16,584	(2,778)
Municipal obligations	152,894	(18,422)	12,821	(3,957)
Corporate obligations	6,026	(212)	-	-
Mortgage-backed securities and collateralized mortgage obligations	80,102	(6,028)	33,355	(5,496)
Asset-backed securities	743	(4)	-	-
Total	$280,989	$(29,741)	$62,760	$(12,231)

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

Unrealized losses associated with investments are believed to be caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Based on the Company's evaluation of these securities, no other-than-temporary impairment was recorded for the three months ended September 30, 2022 and 2021, respectively or the nine months ended September 30, 2022 and 2021, respectively. As of  September 30, 2022 and December 31, 2021, there were, respectively, 400 and 43 securities in unrealized loss positions that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

NOTE 4. LOANS RECEIVABLE

Loans receivable consisted of the following:

	September 30,	December 31,
	2022	2021
	(In Thousands)
Real estate loans:
Residential 1-4 family	$195,265	$146,815
Commercial real estate	781,843	569,976

Other loans:
Home equity	67,409	51,748
Consumer	27,703	18,455
Commercial	241,608	147,870

Total	1,313,828	934,864

Deferred loan fees, net	(1,674)	(1,725)
Allowance for loan losses	(13,850)	(12,500)
Total loans, net	$1,298,304	$920,639

Included in the above are loans guaranteed by U.S. government agencies totaling $26,983,000 and $25,730,000 at September 30, 2022 and  December 31, 2021, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

Allowance for loan losses activity was as follows:

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, July 1, 2022	$1,643	$8,337	$507	$361	$2,477	$13,325
Charge-offs	-	-	-	(6)	-	(6)
Recoveries	-	6	-	3	5	14
Provision	17	400	1	1	98	517
Ending balance, September 30, 2022	$1,660	$8,743	$508	$359	$2,580	$13,850

Allowance for loan losses:
Beginning balance, January 1, 2022	$1,596	$7,470	$533	$365	$2,536	$12,500
Charge-offs	-	-	(32)	(14)	(299)	(345)
Recoveries	-	20	-	4	17	41
Provision	64	1,253	7	4	326	1,654
Ending balance, September 30, 2022	$1,660	$8,743	$508	$359	$2,580	$13,850

Ending balance, September 30, 2022 allocated to loans individually evaluated for impairment	$199	$-	$-	$-	$79	$278

Ending balance, September 30, 2022 allocated to loans collectively evaluated for impairment	$1,461	$8,743	$508	$359	$2,501	$13,572

Loans receivable:
Ending balance, September 30, 2022	$195,265	$781,843	$67,409	$27,703	$241,608	$1,313,828

Ending balance, September 30, 2022 of loans individually evaluated for impairment	$687	$1,173	$97	$34	$1,655	$3,646

Ending balance, September 30, 2022 of loans collectively evaluated for impairment	$194,578	$780,670	$67,312	$27,669	$239,953	$1,310,182

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, July 1, 2021	$1,544	$7,127	$522	$363	$2,344	$11,900
Charge-offs	-	-	-	(4)	-	(4)
Recoveries	-	6	-	1	42	49
Provision	26	155	8	3	63	255
Ending balance, September 30, 2021	$1,570	$7,288	$530	$363	$2,449	$12,200

Allowance for loan losses:
Beginning balance, January 1, 2021	$1,506	$6,951	$515	$364	$2,264	$11,600
Charge-offs	-	(35)	-	(14)	(6)	(55)
Recoveries	-	15	-	7	57	79
Provision	64	357	15	6	134	576
Ending balance, September 30, 2021	$1,570	$7,288	$530	$363	$2,449	$12,200

Ending balance, September 30, 2021 allocated to loans individually evaluated for impairment	$199	$-	$-	$-	$109	$308

Ending balance, September 30, 2021 allocated to loans collectively evaluated for impairment	$1,371	$7,288	$530	$363	$2,340	$11,892

Loans receivable:
Ending balance, September 30, 2021	$142,921	$522,953	$52,990	$18,940	$149,199	$887,003

Ending balance, September 30, 2021 of loans individually evaluated for impairment	$1,122	$4,341	$121	$78	$2,111	$7,773

Ending balance, September 30, 2021 of loans collectively evaluated for impairment	$141,799	$518,612	$52,869	$18,862	$147,088	$879,230

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

Internal classification of the loan portfolio was as follows:

	September 30, 2022
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$136,505	$519	$575	$199	$-	$137,798
Residential 1-4 family construction	57,467	-	-	-	-	57,467
Commercial real estate	491,965	12,954	1,797	-	-	506,716
Commercial construction and development	144,247	1,053	-	-	-	145,300
Farmland	125,169	2,450	2,208	-	-	129,827
Other loans:
Home equity	67,295	-	114	-	-	67,409
Consumer	27,653	2	48	-	-	27,703
Commercial	129,004	1,113	850	8	-	130,975
Agricultural	107,536	610	2,378	109	-	110,633
Total	$1,286,841	$18,701	$7,970	$316	$-	$1,313,828

	December 31, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$100,680	$-	$301	199	$-	$101,180
Residential 1-4 family construction	45,298	-	337	-	-	45,635
Commercial real estate	406,896	1,527	2,145	-	-	410,568
Commercial construction and development	92,403	-	-	-	-	92,403
Farmland	65,037	177	1,744	47	-	67,005
Other loans:
Home equity	51,614	-	134	-	-	51,748
Consumer	18,392	-	63	-	-	18,455
Commercial	100,881	130	524	-	-	101,535
Agricultural	44,550	332	1,444	9	-	46,335
Total	$925,751	$2,166	$6,692	$255	$-	$934,864

The following tables include information regarding delinquencies within the loan portfolio.

	September 30, 2022
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Nonaccrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$452	$-	$452	$687	$136,659	$137,798
Residential 1-4 family construction	149	-	149	-	57,318	57,467
Commercial real estate	76	-	76	403	506,237	506,716
Commercial construction and development	109	-	109	-	145,191	145,300
Farmland	31	-	31	770	129,026	129,827
Other loans:
Home equity	62	-	62	97	67,250	67,409
Consumer	121	-	121	34	27,548	27,703
Commercial	324	874	1,198	68	129,709	130,975
Agricultural	35	-	35	1,587	109,011	110,633
Total	$1,359	$874	$2,233	$3,646	$1,307,949	$1,313,828

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

	December 31, 2021
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Nonaccrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$21	$-	$21	$616	$100,543	$101,180
Residential 1-4 family construction	-	-	-	337	45,298	45,635
Commercial real estate	788	-	788	497	409,283	410,568
Commercial construction and development	-	-	-	-	92,403	92,403
Farmland	61	-	61	1,630	65,314	67,005
Other loans:
Home equity	-	-	-	115	51,633	51,748
Consumer	55	-	55	62	18,338	18,455
Commercial	6	-	6	516	101,013	101,535
Agricultural	-	-	-	1,718	44,617	46,335
Total	$931	$-	$931	$5,491	$928,442	$934,864

The following tables include information regarding impaired loans.

	September 30, 2022
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
Real estate loans:
Residential 1-4 family	$687	$785	$199
Residential 1-4 family construction	-	-	-
Commercial real estate	403	486	-
Commercial construction and development	-	-	-
Farmland	770	868	-
Other loans:
Home equity	97	122	-
Consumer	34	40	-
Commercial	68	124	-
Agricultural	1,587	1,686	79
Total	$3,646	$4,111	$278

	December 31, 2021
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
Real estate loans:
Residential 1-4 family	$616	$703	$199
Residential 1-4 family construction	337	387	-
Commercial real estate	2,024	2,078	-
Commercial construction and development	-	-	-
Farmland	1,630	1,721	-
Other loans:
Home equity	115	139	-
Consumer	62	73	-
Commercial	516	639	101
Agricultural	1,759	1,862	300
Total	$7,059	$7,602	$600

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	Average Recorded Investment		Average Recorded Investment
	(In Thousands)		(In Thousands)
Real estate loans:
Residential 1-4 family	$629	$715	$652	$994
Residential 1-4 family construction	-	337	169	337
Commercial real estate	403	2,239	1,213	2,166
Commercial construction and development	-	-	-	25
Farmland	770	2,125	1,200	2,259
Other loans:
Home equity	108	126	106	116
Consumer	35	78	48	114
Commercial	76	536	292	536
Agricultural	1,587	1,366	1,673	1,640
Total	$3,608	$7,522	$5,353	$8,187

Interest income recognized on impaired loans for the three and nine months ended September 30, 2022 and 2021 is considered insignificant. Interest payments received on a cash basis related to impaired loans were $406,000 and $405,000 at  September 30, 2022 and December 31, 2021, respectively.

As of  September 30, 2022 and December 31, 2021, there were troubled debt restructured (“TDR”) loans of $1,112,000 and $2,224,000, respectively.

During the three months ended September 30, 2022, there werenonew TDR loans. During the nine months ended  September 30, 2022, there were two new TDR loans.The recorded investments for both agricultural loans at the time of restructure were $331,000 and $145,000. No charge-offs were incurred and the loans are on nonaccrual status.

During the three months ended September 30, 2021, there were two new TDR loans. The recorded investments for both farmland loans at the time of restructure were $391,000 and $70,000. No charge-offs were incurred and the loans are on nonaccrual status. During the nine months ended  September 30, 2021, there were three new TDR loans. The recorded investments for the two farmland loans at time of restructure as stated above were $391,000 and $70,000. The recorded investment for the commercial real estate loan at time of restructure during the first quarter of 2021 was $115,000. The commercial real estate loan was paid off during the nine months ended  September 30, 2021.

There were no loans modified as TDR's that defaulted during the three months ended September 30, 2022. There were two farmland loans modified as TDRs that defaulted during the nine months ended  September 30, 2022 where the default occurred within 12 months of restructuring. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral. The recorded investments for the farmland loans were $374,000 and $70,000at September 30, 2022 and the Company has initiated foreclosure on these loans.

As of September 30, 2022, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in TDRs.

NOTE 5. MORTGAGE SERVICING RIGHTS

The Company is servicing mortgage loans for the benefit of others which are not included in the condensed consolidated statements of financial condition and have unpaid principal balances of $1,992,699,000 and $1,835,561,000 at  September 30, 2022 and December 31, 2021, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $1,225,000 and $1,060,000 for the three months ended September 30, 2022 and 2021, respectively. Mortgage loan servicing fees were $3,581,000 and $2,984,000 for the nine months ended September 30, 2022 and 2021, respectively. These fees, net of amortization, are included in mortgage banking, net which is a component of noninterest income on the condensed consolidated statements of income.

Custodial balances maintained in connection with the foregoing loan servicing are included in noninterest checking deposits and were $18,000,000 and $11,613,000 at  September 30, 2022 and December 31, 2021, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. MORTGAGE SERVICING RIGHTS – continued

The following table is a summary of activity in mortgage servicing rights:

	As of or For the
	Three Months Ended
	September 30,
	2022	2021
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$14,809	$12,232
Mortgage servicing rights capitalized	924	1,662
Amortization of mortgage servicing rights	(592)	(863)
Ending balance	$15,141	$13,031
Valuation allowance:
Beginning balance	$-	$(104)
Recovery of mortgage servicing rights	-	14
Ending balance	$-	$(90)
Mortgage servicing rights, net	$15,141	$12,941

	As of or For the
	Nine Months Ended
	September 30,
	2022	2021
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$13,749	$10,897
Mortgage servicing rights capitalized	3,102	5,015
Amortization of mortgage servicing rights	(1,710)	(2,881)
Ending balance	$15,141	$13,031
Valuation allowance:
Beginning balance	$(56)	$(792)
Recovery of mortgage servicing rights	56	702
Ending balance	-	(90)
Mortgage servicing rights, net	$15,141	$12,941

Impairment expense on mortgage servicing rights was recorded during the year ended December 31, 2020 as a result of increased prepayment speed assumptions. Recoveries of $14,000 and $702,000 were recorded during the three and nine months ended September 30, 2021, respectively. There was no recovery or impairment recorded during the three months ended September 30, 2022. However, a recovery of $56,000 was recorded during the nine months ended September 30, 2022. Recovery (impairment) of servicing rights is included in other noninterest expense on the condensed consolidated statements of income.

The fair values of these rights were $19,303,000 and $14,686,000 at  September 30, 2022 and December 31, 2021, respectively. The fair value of servicing rights was determined at loan level, depending on the interest rate and term of the specific loan, using the following valuation assumptions:

	September 30,	December 31,
	2022	2021
Key assumptions:
Discount rate	12%	12%
Prepayment speed range	111-208%	184-265%
Weighted average prepayment speed	123%	204%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. DEPOSITS

Deposits are summarized as follows:

	September 30,	December 31,
	2022	2021
	(In Thousands)

Noninterest checking	$507,034	$368,846
Interest-bearing checking	252,258	203,410
Savings	284,303	223,069
Money market	398,647	277,469
Time certificates of deposit	232,008	149,755
Total	$1,674,250	$1,222,549

NOTE 7. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

	September 30, 2022		December 31, 2021
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)

Senior notes fixed at 5.75%, due 2022	$-	$-	$10,000	$(4)
Subordinated debentures fixed at 5.50% to floating, due 2030	15,000	(257)	15,000	(282)
Subordinated debentures fixed at 3.50% to floating, due 2032	40,000	(850)	-	-
Subordinated debentures variable at 3-Month Libor plus 1.42%, due 2035	5,155	-	5,155	-
Total other long-term debt	$60,155	$(1,107)	$30,155	$(286)

In January 2022, the Company completed the issuance of $40,000,000 in aggregate principal amount of subordinated notes due in 2032 in a private placement transaction to certain institutional accredited investors and qualified buyers. The notes bear interest at an annual fixed rate of 3.50% payable semi-annually. Starting February 1, 2027, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be three-month term Secured Overnight Financing Rate ("SOFR") plus a spread of 218.0 basis points, payable quarterly. The notes are subject to redemption at the option of the Company on or after February 1, 2027. The subordinated debentures qualify as Tier 2 capital for regulatory capital purposes. A portion of the net proceeds were used to redeem the $10,000,000 senior notes due in February 2022.

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

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at three-month LIBOR plus 1.42%, making the rate 5.17% and 1.63% as of September 30, 2022 and December 31, 2021, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date. The subordinated debentures qualify as Tier 1 capital for regulatory purposes.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

Unrealized
(Losses) Gains
on Securities
Available-for-Sale
(In Thousands)
Balance, July 1, 2022	$(19,081)
Other comprehensive loss, before reclassifications and income taxes	(16,009)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax benefit	4,216
Total other comprehensive loss	(11,793)
Balance, September 30, 2022	$(30,874)

Balance, July 1, 2021	$4,938
Other comprehensive loss, before reclassifications and income taxes	(578)
Amounts reclassified from accumulated other comprehensive income, before income taxes	(11)
Income tax benefit	155
Total other comprehensive loss	(434)
Balance, September 30, 2021	$4,504

Balance, January 1, 2022	$3,493
Other comprehensive loss, before reclassifications and income taxes	(46,657)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	6
Income tax benefit	12,284
Total other comprehensive loss	(34,367)
Balance, September 30, 2022	$(30,874)

Balance, January 1, 2021	$5,851
Other comprehensive loss, before reclassifications and income taxes	(1,818)
Amounts reclassified from accumulated other comprehensive income, before income taxes	(11)
Income tax benefit	482
Total other comprehensive loss	(1,347)
Balance, September 30, 2021	$4,504

NOTE 9. EARNINGS PER SHARE

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Dollars in Thousands, Except Per Share Data)

Basic weighted average shares outstanding	7,793,485	6,525,509	7,241,520	6,691,256
Dilutive effect of stock compensation	14,565	18,535	12,722	18,120
Diluted weighted average shares outstanding	7,808,050	6,544,044	7,254,242	6,709,376

Net income available to common shareholders	$3,092	$4,746	$7,079	$12,692

Basic earnings per share	$0.40	$0.73	$0.98	$1.90

Diluted earnings per share	$0.40	$0.73	$0.98	$1.89

There were no anti-dilutive shares at September 30, 2022 and  December 31, 2021.

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

Derivatives are summarized as follows:

	September 30, 2022			December 31, 2021
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$53,275	$-	$772	$84,674	$1,218	$-
Forward TBA mortgage-backed securities	45,000	1,614	-	51,000	-	94

Changes in the fair value of the derivatives are recorded in mortgage banking, net within noninterest income on the condensed consolidated statements of income.Net gains of $209,000 and $373,000 were recorded for the three months ended September 30, 2022 and 2021, respectively. Net losses of $282,000 and $1,953,000 were recorded for the nine months ended  September 30, 2022 and 2021, respectively.

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

	September 30, 2022
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government obligations	$-	$2,463	$-	$2,463
U.S. Treasury obligations	56,069	-	-	56,069
Municipal obligations	-	168,882	-	168,882
Corporate obligations	-	7,029	-	7,029
Mortgage-backed securities	-	30,486	-	30,486
Collateralized mortgage obligations	-	83,170	-	83,170
Asset-backed securities	-	3,850	-	3,850
Loans held-for-sale	-	24,408	-	24,408
Forward TBA mortgage-backed securities	-	1,614	-	1,614
Financial liabilities:
Interest rate lock commitments	-	-	772	772

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government obligations	$-	$1,633	$-	$1,633
U.S. Treasury obligations	53,183	-	-	53,183
Municipal obligations	-	123,667	-	123,667
Corporate obligations	-	9,336	-	9,336
Mortgage-backed securities	-	14,636	-	14,636
Collateralized mortgage obligations	-	63,067	-	63,067
Asset-backed securities	-	5,740	-	5,740
Loans held-for-sale	-	25,819	-	25,819
Interest rate lock commitments	-	-	1,218	1,218
Financial liabilities:
Forward TBA mortgage-backed securities	-	94	-	94

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

The following table summarizes financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

	September 30, 2022
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$218	$218
Real estate and other repossessed assets	-	-	-	-
Mortgage servicing rights	-	-	1,383	1,383

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$376	$376
Real estate and other repossessed assets	-	-	4	4
Mortgage servicing rights	-	-	14,686	14,686

The following table represents the Banks’s Level 3 financial assets and liabilities, the valuation techniques used to measure the fair value of those financial assets and liabilities, and the significant unobservable inputs and the ranges of values for those inputs.

	Principal	Significant	Range of
	Valuation	Unobservable	Significant Input
Instrument	Technique	Inputs	Values

Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	10-30%
Real estate and other repossessed assets	Fair value of collateral	Discount applied to the obtained appraisal	10-30%
Mortgage servicing rights	Discounted cash flows	Discount rate	10-15%
		Prepayment speeds	110-265%
Interest rate lock commitments	Internal pricing model	Pull-through expectations	80-95%

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the nine months ended September 30, 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	Interest Rate Lock Commitments		Interest Rate Lock Commitments
	(In Thousands)		(In Thousands)
Beginning balance	$334	$2,949	$1,218	$6,017
Purchases and issuances	(640)	4,468	95	10,218
Sales and settlements	(466)	(5,089)	(2,085)	(13,907)
Ending balance	$(772)	$2,328	$(772)	$2,328
Net change in fair value for (losses) gains relating to items held at end of period	$(1,106)	$(621)	$(1,990)	$(3,689)

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

	September 30, 2022
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$25,197	$-	$-	$25,197	$25,197
FHLB stock	2,939	-	-	2,939	2,939
FRB stock	4,206	-	-	4,206	4,206
Loans receivable, gross	-	-	1,302,575	1,302,575	1,312,154
Accrued interest and dividends receivable	10,778	-	-	10,778	10,778
Mortgage servicing rights	-	-	19,303	19,303	15,141
Financial liabilities:
Non-maturing interest-bearing deposits	-	935,208	-	935,208	935,208
Noninterest-bearing deposits	507,034	-	-	507,034	507,034
Time certificates of deposit	-	-	226,649	226,649	232,008
Accrued expenses and other liabilities	22,976	-	-	22,976	22,976
FHLB advances and other borrowings	-	-	15,580	15,580	15,600
Other long-term debt	-	-	55,988	55,988	60,155

	December 31, 2021
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$61,434	$-	$-	$61,434	$61,434
FHLB stock	1,702	-	-	1,702	1,702
FRB stock	2,974	-	-	2,974	2,974
Loans receivable, gross	-	-	939,204	939,204	933,139
Accrued interest and dividends receivable	5,751	-	-	5,751	5,751
Mortgage servicing rights	-	-	14,686	14,686	13,693
Financial liabilities:
Non-maturing interest-bearing deposits	-	703,948	-	703,948	703,948
Noninterest-bearing deposits	368,846	-	-	368,846	368,846
Time certificates of deposit	-	-	149,605	149,605	149,755
Accrued expenses and other liabilities	21,037	-	-	21,037	21,037
FHLB advances and other borrowings	-	-	5,003	5,003	5,000
Other long-term debt	-	-	29,299	29,299	30,155

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

The Company believes the amendments in these updates will have an impact on the Company’s condensed consolidated financial statements and is continuing to evaluate the significance of that impact. In that regard, we have established a working group composed of individuals from the finance and credit administration areas of the Company. We have developed a current expected credit loss model and are utilizing this model concurrently with our existing allowance for loan loss model during 2022. While we currently cannot reasonably estimate the impact of adopting this standard, we expect the impact will be influenced by the composition, characteristics and quality of our loan and securities portfolios, as well as the general economic conditions and forecasts as of the adoption date.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and analysis provides information that management believes is necessary to understand Eagle's financial condition, changes in financial condition, results of operations, and cash flows for the three and nine months ended September 30, 2022, as compared to 2021. The following should be read in conjunction with the Company's Consolidated Financial Statements, and accompanying Notes thereto, for the year ended December 31, 2021, included in Eagle's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 9, 2022, and in conjunction with the Condensed Consolidated Financial Statements, and accompanying Notes thereto, included in Part I - Item 1. Financial Statements. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.

Executive Summary

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee held the federal funds target rate at 0.25% during the year ended December 31, 2021. The rate increased to 3.25% during the nine months ended September 30, 2022.

Recent Events

Acquisitions

On September 30, 2021, the Company entered into an Agreement and Plan of Merger with First Community Bancorp, Inc. ("FCB"), a Montana corporation, and FCB's wholly-owned subsidiary, First Community Bank, a Montana chartered commercial bank. The Merger Agreement provided that, upon the terms and subject to the conditions set forth in the Merger Agreement, FCB would merge with and into Eagle, with Eagle continuing as the surviving corporation. The transaction closed on April 30, 2022. In the transaction, Eagle acquired nine retail bank branches and two loan production offices in Montana. The total consideration paid was $38.58 million and included cash consideration of $10.23 million and common stock issued of $28.35 million.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between September 30, 2022 and December 31, 2021.

Total assets were $1.92 billion at September 30, 2022, an increase of $487.99 million, or 34.0% from $1.44 billion at December 31, 2021. The increase was largely due to the change in loans receivable and securities available-for-sale which were impacted by the acquisition of FCB in April 2022. Loans receivable, net increased by $377.66 million from December 31, 2021. Securities available-for-sale increased by $80.69 million from December 31, 2021. Total liabilities were $1.77 billion at September 30, 2022, an increase of $493.45 million, or 38.6%, from $1.28 billion at December 31, 2021. The increase was mainly due to an increase in deposits which was also impacted by the FCB acquisition. Total deposits increased $451.70 million from December 31, 2021 and total borrowings increased $39.78 million from December 31, 2021. Total shareholders’ equity decreased $5.46 million or 3.5% from December 31, 2021.

Financial Condition Details

Investment Activities

The following table summarizes investment activities:

	September 30,		December 31,
	2022		2021
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government obligations	$2,463	0.70%	$1,633	0.60%
U.S. Treasury obligations	56,069	15.93	53,183	19.61
Municipal obligations	168,882	47.99	123,667	45.58
Corporate obligations	7,029	2.00	9,336	3.44
Mortgage-backed securities	30,486	8.66	14,636	5.40
Collateralized mortgage obligations	83,170	23.63	63,067	23.25
Asset-backed securities	3,850	1.09	5,740	2.12
Total securities available-for-sale	$351,949	100.00%	$271,262	100.00%

Securities available-for-sale were $351.95 million at September 30, 2022, an increase of $80.69 million, or 29.7%, from $271.26 million at December 31, 2021. Securities were impacted by the FCB acquisition, which included acquired securities of $126.12 million. Excluding securities acquired, securities decreased by $45.43 million. The decrease was primarily due to unrealized losses at September 30, 2022 caused by recent increases in interest rates. In addition, the decrease was impacted by sales and maturity, principal payments and call activity, which were largely offset by purchases. Immediately following the acquisition, a restructure of FCB's portfolio was incurred to better align the acquired portfolio with Eagle's investment strategy.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	September 30,		December 31,
	2022		2021
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential 1-4 family (1)	$137,798	10.49%	$101,180	10.82%
Residential 1-4 family construction	57,467	4.37	45,635	4.88
Total residential 1-4 family	195,265	14.86	146,815	15.70

Commercial real estate	506,716	38.57	410,568	43.92
Commercial construction and development	145,300	11.06	92,403	9.88
Farmland	129,827	9.88	67,005	7.17
Total commercial real estate	781,843	59.51	569,976	60.97

Total real estate loans	977,108	74.37	716,791	76.67

Other loans:
Home equity	67,409	5.13	51,748	5.54
Consumer	27,703	2.11	18,455	1.97

Commercial	130,975	9.97	101,535	10.86
Agricultural	110,633	8.42	46,335	4.96
Total commercial loans	241,608	18.39	147,870	15.82

Total other loans	336,720	25.63	218,073	23.33

Total loans	1,313,828	100.00%	934,864	100.00%

Deferred loan fees	(1,674)		(1,725)
Allowance for loan losses	(13,850)		(12,500)
Total loans, net	$1,298,304		$920,639

(1)	Excludes loans held-for-sale.

Loans receivable, net increased $377.66 million, or 41.0%, to $1.30 billion at September 30, 2022 from $920.64 million at December 31, 2021. The increase was impacted by the FCB acquisition, which included $190.89 million of acquired loans. Excluding acquired loans, loans receivable, net increased by $186.77 million. Including acquired loans, total commercial real estate loans increased $211.86 million, total commercial loans increased $93.74 million, total residential loans increased $48.45 million, home equity loans increased $15.66 million, and consumer loans increased $9.24 million.

Total loan originations were $880.15 million for the nine months ended September 30, 2022. Total residential 1-4 family originations were $521.14 million, which includes $449.01 million of loans held-for-sale originations. Total commercial real estate originations were $236.51 million. Total commercial originations were $84.72 million. Home equity loan originations totaled $26.19 million. Consumer loan originations totaled $11.59 million. Loans held-for-sale decreased by $1.41 million to $24.41 million at September 30, 2022 from $25.82 million at December 31, 2021.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for loan losses. Subsequent write-downs are recorded as a charge to operations. As of September 30, 2022 there was no real estate owned and other repossessed property. As of December 31, 2021, there was $4,000 of real estate owned and other repossessed property.

The following table sets forth information regarding nonperforming assets:

	September 30,	December 31,
	2022	2021
	(Dollars in Thousands)
Nonaccrual loans
Real estate loans:
Residential 1-4 family	$687	$616
Residential 1-4 family construction	-	337
Commercial real estate	403	497
Farmland	146	989
Other loans:
Home equity	85	100
Consumer	34	62
Commercial	69	516
Agricultural	1,110	1,718
Accruing loans delinquent 90 days or more
Real estate loans:
Commercial	874	-
Restructured loans:
Real estate loans:
Commercial real estate		1,527
Farmland	624	641
Other loans:
Home equity	12	15
Agricultural	476	41
Total nonperforming loans	4,520	7,059
Real estate owned and other repossessed property, net	-	4
Total nonperforming assets	$4,520	$7,063

Total nonperforming loans to total loans	0.34%	0.76%
Total nonperforming loans to total assets	0.23%	0.49%
Total nonaccrual loans to total loans	0.28%	0.59%
Total allowance for loan loss to nonperforming loans	306.42%	177.08%
Total nonperforming assets to total assets	0.23%	0.49%

Nonaccrual loans as of September 30, 2022 and December 31, 2021 include $603,000 and $492,000, respectively of acquired loans that deteriorated subsequent to the acquisition date.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	September 30,		December 31,
	2022		2021
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$507,034	30.28%	$368,846	30.16%
Interest-bearing checking	252,258	15.07	203,410	16.64
Savings	284,303	16.98	223,069	18.25
Money market	398,647	23.81	277,469	22.70
Total	1,442,242	86.14	1,072,794	87.75
Certificates of deposit accounts:
IRA certificates	25,384	1.52	25,333	2.07
Other certificates	206,624	12.34	124,422	10.18
Total certificates of deposit	232,008	13.86	149,755	12.25
Total deposits	$1,674,250	100.00%	$1,222,549	100.00%

Deposits increased by $451.70 million, or 36.9%, to $1.67 billion at September 30, 2022 from $1.22 billion at December 31, 2021. The increase was impacted by the FCB acquisition. Excluding acquired deposits, total deposits increased by $107.74 million. Including acquired deposits, noninterest checking increased by $138.18 million, money market increased by $121.18 million, certificates of deposit increased by $82.25 million, savings increased by $61.24 million, and interest-bearing checking increased by $48.85 million.

The following table summarizes borrowing activity:

	September 30,		December 31,
	2022		2021
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings	$15,600	20.90%	$5,000	14.34%
Other long-term debt:
Senior notes fixed at 5.75%, due 2022	-	-	9,996	28.67
Subordinated debentures fixed at 3.50% to floating, due 2032	39,150	52.44	-	-
Subordinated debentures fixed at 5.50% to floating, due 2030	14,743	19.75	14,718	42.21
Subordinated debentures variable, due 2035	5,155	6.91	5,155	14.78
Total other long-term debt	59,048	79.10	29,869	85.66
Total borrowings	$74,648	100.00%	$34,869	100.00%

Total borrowings increased by $39.78 million, or 114.1% to $74.65 million at September 30, 2022 from $34.87 million at December 31, 2021. This increase is largely due to an increase in other long-term debt of $29.18 million which primarily resulted from the issuance of $40.00 million of subordinated notes, slightly offset by the redemption of $10.00 million of senior notes. In addition, FHLB advances and other borrowings increased $10.60 million to $15.60 million at September 30, 2022 compared to $5.00 million at December 31, 2021.

Shareholders’ Equity

Total shareholders’ equity decreased by $5.46 million, or 3.5%, to $151.27 million at September 30, 2022 from $156.73 million at December 31, 2021. The decrease was largely due to an increase in other comprehensive loss of $34.37 million related to unrealized losses on securities available-for-sale. These unrealized losses were a result of increased interest rates. The decrease was largely offset by an increase of stock issued in connection with the FCB acquisition of $28.35 million.

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

The following table includes average balances for financial condition items, as well as interest and dividends and average yields related to the average balances. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended September 30,
	2022			2021
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investment securities	$378,680	$2,555	2.68%	$233,882	$1,094	1.86%
FHLB and FRB stock	6,932	63	3.61	4,812	62	5.11
Loans receivable(1)	1,301,358	16,665	5.08	926,748	11,619	4.97
Other earning assets	12,057	59	1.94	68,058	32	0.19
Total interest-earning assets	1,699,027	19,342	4.52	1,233,500	12,807	4.12
Noninterest-earning assets	214,683			148,686
Total assets	$1,913,710			$1,382,186

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$261,426	$68	0.10%	$197,245	$12	0.02%
Savings	318,322	25	0.03	204,223	30	0.06
Money market	369,216	307	0.33	254,019	146	0.23
Certificates of deposit	203,359	317	0.62	155,006	162	0.41
Advances from FHLB and other borrowings including long-term debt	69,870	738	4.19	38,022	426	4.45
Total interest-bearing liabilities	1,222,193	1,455	0.47	848,515	776	0.36
Noninterest checking	503,905			353,486
Other noninterest-bearing liabilities	23,020			23,107
Total liabilities	1,749,118			1,225,108

Total equity	164,592			157,078

Total liabilities and equity	$1,913,710			$1,382,186
Net interest income/interest rate spread(2)		$17,887	4.05%		$12,031	3.76%

Net interest margin(3)			4.18%			3.87%
Total interest-earning assets to interest-bearing liabilities			139.01%			145.37%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Net Interest Income – continued

	For the Nine Months Ended September 30,
	2022			2021
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investment securities	$332,950	$5,863	2.35%	$200,392	$2,989	1.99%
FHLB and FRB stock	5,827	160	3.67	4,880	194	5.32
Loans receivable(1)	1,144,459	42,933	5.02	905,478	33,660	4.97
Other earning assets	44,456	206	0.62	77,264	90	0.16
Total interest-earning assets	1,527,692	49,162	4.30	1,188,014	36,933	4.16
Noninterest-earning assets	186,200			143,974
Total assets	$1,713,892			$1,331,988

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$238,032	$106	0.06%	$185,496	$34	0.02%
Savings	268,244	94	0.05	193,943	86	0.06
Money market	348,568	759	0.29	234,188	381	0.22
Certificates of deposit	171,642	492	0.38	161,521	617	0.51
Advances from FHLB and other borrowings including long-term debt	68,012	2,012	3.96	40,703	1,320	4.34
Total interest-bearing liabilities	1,094,498	3,463	0.42	815,851	2,438	0.40
Noninterest checking	440,625			337,961
Other noninterest-bearing liabilities	22,698			21,560
Total liabilities	1,557,821			1,175,372

Total equity	156,071			156,616

Total liabilities and equity	$1,713,892			$1,331,988
Net interest income/interest rate spread(2)		$45,699	3.88%		$34,495	3.76%

Net interest margin(3)			4.00%			3.88%
Total interest-earning assets to interest-bearing liabilities			139.58%			145.62%

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

	For the Three Months Ended September 30,
	2022			2021
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities	$677	$784	$1,461	$379	$(159)	$220
FHLB and FRB stock	27	(26)	1	(22)	(11)	(33)
Loans receivable(1)	4,697	349	5,046	304	(25)	279
Other earning assets	(26)	53	27	17	(15)	2
Total interest-earning assets	5,375	1,160	6,535	678	(210)	468

Interest-bearing liabilities:
Checking	4	52	56	3	(4)	(1)
Savings	17	(22)	(5)	9	(12)	(3)
Money Market	66	95	161	45	(1)	44
Certificates of deposit	51	104	155	(143)	(326)	(469)
Advances from FHLB and other borrowings including long-term debt	357	(45)	312	(508)	152	(356)
Total interest-bearing liabilities	495	184	679	(594)	(191)	(785)

Change in net interest income	$4,880	$976	$5,856	$1,272	$(19)	$1,253

(1) Includes loans held-for-sale.

	For the Nine Months Ended September 30,
	2022			2021
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$1,977	$897	$2,874	$547	$(411)	$136
FHLB and FRB stock	38	(72)	(34)	(84)	(6)	(90)
Loans receivable(1)	8,884	389	9,273	1,374	(1,546)	(172)
Other earning assets	(38)	154	116	168	(212)	(44)
Total interest earning assets	10,861	1,368	12,229	2,005	(2,175)	(170)

Interest bearing liabilities:
Checking	10	62	72	12	(25)	(13)
Savings	33	(25)	8	36	(68)	(32)
Money Market	186	192	378	166	(147)	19
Certificates of deposit	39	(164)	(125)	(710)	(1,209)	(1,919)
Advances from FHLB and other borrowings including long-term debt	886	(194)	692	(1,532)	490	(1,042)
Total interest bearing liabilities	1,154	(129)	1,025	(2,028)	(959)	(2,987)

Change in net interest income	$9,707	$1,497	$11,204	$4,033	$(1,216)	$2,817

(1) Includes loans held-for-sale.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2022 and 2021

Net Income. Eagle’s net income for the three months ended September 30, 2022 was $3.09 million compared to $4.75 million for the three months ended September 30, 2021. The decrease of $1.66 million was due to a decrease in noninterest income of $5.93 million and an increase in noninterest expense of $1.86 million. These decreases were largely offset by an increase in net interest income after loan loss provision of $5.59 million. Basic and diluted earnings per share were both $0.40 for the current period. Basic and diluted earnings per share were both $0.73 for the prior year comparable period.

Net Interest Income. Net interest income increased to $17.89 million for the three months ended September 30, 2022, from $12.03 million for the same quarter in the prior year. The increase of $5.86 million, or 48.7%, was primarily the result of an increase in interest and dividend income of $6.53 million.

Interest and Dividend Income. Interest and dividend income was $19.34 million for the three months ended September 30, 2022 compared to $12.81 million for the three months ended September 30, 2021. Interest and fees on loans increased to $16.67 million for the three months ended September 30, 2022 from $11.62 million for the three months ended September 30, 2021. This increase of $5.05 million, or 43.5%, was due to an increase in the average balance of loans, as well as an increase in the average yield on loans. Average balances for loans receivable, including loans held-for-sale, for the three months ended September 30, 2022 were $1.30 billion, compared to $926.75 million for the prior year period. This represents an increase of $374.61 million, or 40.4%. The increase was impacted by the FCB acquisition and organic loan growth. The average interest rate earned on loans receivable also increased by 11 basis points, from 4.97% for the three months ended September 30, 2021 to 5.08% for the current period. Interest accretion on purchased loans was $392,000 for the three months ended September 30, 2022 which resulted in a 9 basis point increase in net interest margin compared to $94,000 for the three months ended September 30, 2021 which resulted in a 3 basis point increase in net interest margin. The Small Business Administration’s Payroll Protection Program (“PPP”) fee income on loans was $27,000 for the three months ended September 30, 2022, which resulted in a 1 basis point increase in net interest margin compared to $701,000 for the three months ended September 30, 2021, which resulted in a 23 basis point increase in net interest margin. Interest on investment securities available-for-sale increased by $1.47 million period over period. Average balances for investments increased to $378.68 million for the three months ended September 30, 2022 from $233.88 million for the three months ended September 30, 2021. The increase in average investment balances was largely driven by the FCB acquisition. Average interest rates earned on investments also increased to 2.68% for the three months ended September 30, 2022 from 1.86% for the three months ended September 30, 2021.

Interest Expense. Total interest expense was $1.46 million for the three months ended September 30, 2022 compared to $776,000 for the three months ended September 30, 2021. The increase of $679,000, or 87.5%, was largely due to an increase of $367,000 in interest expense on deposits, as well as a net increase of $312,000 in interest expense on total borrowings. The average balance for total deposits was $1.66 billion for the three months ended September 30, 2022 compared to $1.16 for the three months ended September 30, 2021. The increase in average deposits balances was impacted by the FCB acquisition. In addition, the overall average rate on total deposits was up from 0.12% for the three months ended September 30, 2021 compared to 0.17% for the three months ended September 30, 2022. The average balance for total borrowings increased from $38.02 million for the three months ended September 30, 2021 to $69.87 million for the three months ended September 30, 2022. The increase was impacted by the issuance of $40.00 million of subordinated notes in January 2022. A portion of the net proceeds were used to redeem $10.00 million of senior notes due in February 2022. However, the average rate paid on total borrowings decreased from 4.45% for the three months ended September 30, 2021, to 4.19% for the three months ended September 30, 2022. The decrease in the average rate paid is due to the change in the mix of the outstanding borrowings.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending we conduct and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. The Bank recorded $517,000 in loan loss provisions for the three months ended September 30, 2022 and $255,000 for the three months ended September 30, 2021. The increase in the loan loss provision was primarily related to loan growth. Management believes the level of total allowances is adequate to cover estimated losses inherent in the portfolio. However, if the economic forecast worsens relative to the assumptions we utilized, additional provisions will be necessary in future periods in order to increase our allowance for credit losses.

Noninterest Income. Total noninterest income was $7.42 million for the three months ended September 30, 2022 compared to $13.35 million for the three months ended September 30, 2021. The decrease of $5.93 million was primarily driven by a decrease in mortgage banking, net of $7.22 million. Mortgage banking, net includes net gain on sale of mortgage loans which decreased $7.31 million to $4.19 million for the three months ended September 30, 2022 compared to $11.50 million for the three months ended September 30, 2021. This change reflects a mortgage market that is returning to more normal levels after record levels were reached in 2021. During the three months ended September 30, 2022, $121.26 million residential mortgage loans were sold compared to $270.84 million in the same period in the prior year. In addition, gross margin on sale of mortgage loans for the three months ended September 30, 2022 was 3.46% compared to 4.25% for the three months ended September 30, 2021. The decrease in mortgage banking, net was slightly offset by an increase of $979,000 in other noninterest income which was $1.59 million for the three months ended September 30, 2022, compared to $608,000 for the three months ended September 30, 2021. Other noninterest income includes $1.17 million for the three months ended September 30, 2022, compared to $361,000 for the three months ended September 30, 2021 related to commodity sales income from Eagle's subsidiary, Western Financial Services ("WFS"). WFS facilitates deferred payment contracts for customers that produce agricultural products.

Noninterest Expense. Noninterest expense was $20.66 million for the three months ended September 30, 2022 compared to $18.80 million for the three months ended September 30, 2021, an increase of $1.86 million or 9.9%. The increase was largely impacted by an increase in other noninterest expense of $1.48 million incurred during the three months ended September 30, 2022. The commodity sales income for WFS mentioned above has a corresponding sales expense included in other noninterest expense of $1.17 million and $361,000 for the three months ended September 2022 and 2021, respectively. The increase in noninterest was partially offset by a decrease in salaries and employee benefits expense due to lower commissions paid on residential mortgage originations.

Provision for Income Taxes. Provision for income taxes was $1.03 million for the three months ended September 30, 2022, compared to $1.58 million for the three months ended September 30, 2021 due to decreased income before provision for income taxes. The effective tax rate was 25.0% for both the current and prior period.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

Net Income. Eagle’s net income for the nine months ended September 30, 2022 was $7.08 million compared to $12.69 million for the nine months ended September 30, 2021. The decrease of $5.61 million was primarily due to a decrease in noninterest income of $15.00 million. This decrease was largely offset by an increase in net interest income after loan loss provision of $10.13 million. Basic and diluted earnings per share were both $0.98 for the current period. Basic and diluted earnings per share were $1.90 and $1.89 for the prior year comparable period, respectively.

Net Interest Income. Net interest income increased to $45.70 million for the nine months ended September 30, 2022, from $34.50 million for the same period in the prior year. The increase of $11.20 million, or 32.50%, was primarily the result of an increase in interest and dividend income of $12.23 million.

Interest and Dividend Income. Interest and dividend income was $49.16 million for the nine months ended September 30, 2022 compared to $36.93 million for the nine months ended September 30, 2021. Interest and fees on loans increased to $42.93 million for the nine months ended September 30, 2022 from $33.66 million for the nine months ended September 30, 2021. This increase of $9.27 million, or 27.5%, was due to an increase in the average balance of loans. Average balances for loans receivable, including loans held-for-sale, for the nine months ended September 30, 2022 were $1.14 billion, compared to $905.48 million for the prior year period. This represents an increase of $238.98 million, or 26.4%. The increase was impacted by the FCB acquisition, as well as organic loan growth. The average interest rate earned on loans receivable increased 5 basis points, from 4.97% for the nine months ended September 30, 2021 to 5.02% for the current period. Interest accretion on purchased loans was $1.29 million for the nine months ended September 30, 2022 which resulted in a 11 basis point increase in net interest margin compared to $408,000 for the nine months ended September 30, 2021 which resulted in a 4 basis point increase in net interest margin. PPP fee income on loans was $283,000 for the nine months ended September 30, 2022, which resulted in a 3 basis point increase in net interest margin compared to $1.67 million for the nine months ended September 30, 2021 which resulted in a 19 basis point increase in net interest margin. Interest on investment securities available-for-sale increased by $2.87 million period over period. Average balances for investments increased to $332.95 million for the nine months ended September 30, 2022, from $200.39 million for the nine months ended September 30, 2021. The increase in average investment balances was largely driven by the FCB acquisition. Average interest rates earned on investments also increased to 2.35% for the nine months ended September 30, 2022 from 1.99% for the nine months ended September 30, 2021.

Interest Expense. Total interest expense was $3.46 million for the nine months ended September 30, 2022 compared to $2.44 million for the nine months ended September 30, 2021. The increase of $1.02 million, or 41.8%, was due to a net increase of $692,000 in interest expense on total borrowings. The average balance for total borrowings increased from $40.70 million for the nine months ended September 30, 2021 to $68.01 million for the nine months ended September 30, 2022. The increase was impacted by the issuance of $40.00 million of subordinated notes in January 2022. A portion of the net proceeds were used to redeem $10.00 million of senior notes due in February 2022. However, the average rate paid on total borrowings decreased from 4.34% for the nine months ended September 30, 2021, to 3.96% for the nine months ended September 30, 2022. The decrease in the average rate paid was due to the change in the mix of the outstanding borrowings. Interest expense on deposits increased $333,000, or 29.8% compared to prior year period. The average balance for total deposits was $1.47 billion for the nine months ended September 30, 2022 compared to $1.11 billion for the nine months ended September 30, 2021. The increase in avaerage deposit balances was impacted by the FCB acquisition. The overall average rate on total deposits was 0.13% for both the current and prior period.

Loan Loss Provision. Loan loss provisions are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending we conduct and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. The Bank recorded $1.65 million in loan loss provisions for the nine months ended September 30, 2022 and $576,000 for the nine months ended September 30, 2021. The increase in the loan loss provision was largely due to loan growth. Management believes the level of total allowances is adequate to cover estimated losses inherent in the portfolio. However, if the economic forecast worsens relative to the assumptions we utilized, additional provisions will be necessary in future periods in order to increase our allowance for credit losses.

Noninterest Income. Total noninterest income was $23.05 million for the nine months ended September 30, 2022 compared to $38.05 million for the nine months ended September 30, 2021. The decrease of $15.00 million was primarily driven by a decrease in mortgage banking, net of $17.18 million. Mortgage banking, net includes net gain on sale of mortgage loans which decreased $20.61 million to $15.65 million for the nine months ended September 30, 2022 compared to $36.26 million for the nine months ended September 30, 2021. This change reflects a mortgage market that is returning to more normal levels after record levels were reached in 2021. During the nine months ended September 30, 2022, $443.92 million residential mortgage loans were sold compared to $823.41 million in the same period in the prior year. In addition, gross margin on sale of mortgage loans for the nine months ended September 30, 2022 was 3.52% compared to 4.40% for the nine months ended September 30, 2021. There has been some margin compression due to increased competition. The decrease in mortgage banking, net was slightly offset by an increase of $1.44 million in other noninterest income to $3.24 million for the nine months ended September 30, 2022, compared to $1.8 million for the nine months ended September 30, 2021. Other noninterest income includes WFS commodity sales income of $2.13 million for the nine months ended September 30, 2022, compared to $962,000 for the prior period.

Noninterest Expense. Noninterest expense was $57.66 million for the nine months ended September 30, 2022 compared to $55.05 million for the nine months ended September 30, 2021, a slight increase of $2.61 million or 4.7%. The increase was impacted by an increase in other noninterest expense of $2.32 million. The commodity sales income in other noninterest income has a corresponding sales expense included in other noninterest expense of $2.13 million and $962,000 for the nine months ended September 30, 2022 and 2021, respectively. In addition, $2.30 million of acquisition costs were incurred during the nine months ended September 30, 2022 compared to $35,000 for the same period in the prior period. These increases were largely offset by a decrease in salaries and employee benefits due to lower commissions paid on residential mortgage originations.

Provision for Income Taxes. Provision for income taxes was $2.36 million for the nine months ended September 30, 2022, compared to $4.23 million for the nine months ended September 30, 2021 due to decreased income before provision for income taxes. The effective tax rate was 25.0% for both the current and prior period.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity

The Bank is required by regulation to maintain sufficient levels of liquidity for safety and soundness purposes. Appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0% and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of September 30, 2022 and December 31, 2021.

The Bank’s primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments, funds provided from operations, advances from the FHLB of Des Moines and other borrowings. In addition, during the year ended December 31, 2021, the Company established a $10.00 million line of credit with a correspondent bank. Scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are generally predictable. However, other sources of funds, such as deposit flows and loan prepayments, can be greatly influenced by the general level of interest rates, economic conditions and competition. The Company uses liquidity resources principally to fund existing and future loan commitments. It also uses them to fund maturing certificates of deposit and demand deposit withdrawals, for investment purposes, to meet operating expenses and capital expenditures, for dividend payments and stock repurchases and to maintain adequate liquidity levels.

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable based in part on the Bank's commitments to make loans and management’s assessment of the Bank's ability to generate funds.

Through the nine months ended September 30, 2022, liquidity levels have remained strong. The Company completed a $40.00 million subordinated debt offering in January 2022. A portion of the net proceeds were used to repay at maturity the $10.00 million of senior notes due in February 2022.

Capital Resources

As of September 30, 2022, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 5.20% compared to an increase of 8.90% at December 31, 2021. The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

The Company's and the Bank's regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed "well capitalized" pursuant to State of Montana and FRB rules as of September 30, 2022. The Company's and the Bank's actual capital amounts and ratios as of September 30, 2022 are presented in the table below and all of the ratios, with the exception of the Tier 1 capital adjusted total average assets ratio, include the capital conservation buffer of 2.50%.

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2022:
Total risk-based capital to risk weighted assets
Consolidated	$216,561	14.18%	$160,400	10.50%	N/A	N/A
Bank	198,458	13.00	160,282	10.50	152,650	10.00

Tier 1 capital to risk weighted assets
Consolidated	147,711	9.67	129,848	8.50	N/A	N/A
Bank	184,608	12.09	129,752	8.50	122,120	8.00

Common equity Tier 1 capital to risk weighted assets
Consolidated	142,711	9.34	106,933	7.00	N/A	N/A
Bank	184,608	12.09	106,855	7.00	99,222	6.50

Tier 1 capital to adjusted total average assets
Consolidated	147,711	7.78	75,897	4.00	N/A	N/A
Bank	184,608	9.83	75,112	4.00	93,890	5.00

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

Interest Rate Risk

Interest rate risk is the potential for loss of future earnings resulting from adverse changes in the level of interest rates. Interest rate risk results from several factors and could have a significant impact on the Company’s net interest income, which is the Company's primary source of revenue. Net interest income is affected by changes in interest rates, the relationship between rates on interest-bearing assets and liabilities, the impact of interest fluctuations on asset prepayments and the mix of interest-bearing assets and liabilities.

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

The following table includes the Bank’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of September 30, 2022		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	1.0%	7.5%	-15.0%
+100	0.7%	5.1%	-10.0%
-100	-2.3%	-3.1%	-10.0%
-200	-6.3%	-11.1%	-15.0%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item has been omitted based on Eagle’s status as a smaller reporting company.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of September 30, 2022, our disclosure controls and procedures were effective. During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 21, 2022, Eagle's Board authorized the repurchase of up to 400,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. During the second quarter of 2022, 5,000 shares were purchased under this plan at an average price of $19.75. The following table summarizes the Company's purchase of its common stock for the three months ended September 30, 2022 under this plan. The plan expires on April 21, 2023.

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs

July 1, 2022 through July 31, 2022	50,000	$19.50	50,000	345,000

August 1, 2022 through August 31, 2022	44,477	19.41	44,477	300,523

September 1, 2022 through September 30, 2022	5,040	19.32	5,040	295,483

Total	99,517	$19.45	99,517

On July 22, 2021, Eagle's Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. No shares were purchased during the third or fourth quarter of 2021. However, during the first quarter of 2022, the Company repurchased the total authorized amount of 100,000 shares at an average price of $22.71 per share. The plan expired on July 22, 2022.

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

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Part II - OTHER INFORMATION - continued

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of September 30, 2021, by and among Eagle Bancorp Montana, Inc., Opportunity Bank of Montana, First Community Bancorp, Inc. and First Community Bank (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on October 1, 2021).

3.1	Amended and Restated Certificate of Incorporation of Eagle Bancorp Montana, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on February 23, 2010).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q filed on May 9, 2019).

3.3	Bylaws of Eagle Bancorp Montana, Inc., amended as of August 20, 2015 (incorporated by reference to 3.1 of our Current Report on Form 8-K filed on August 25, 2015).

10.1	Form of Change in Control Agreement between Opportunity Bank of Montana and executive officers (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 28, 2022).

10.2	Salary Continuation Agreement between Opportunity Bank of Montana and Miranda Spaulding (filed herewith).

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

EAGLE BANCORP MONTANA, INC.

Date: November 9, 2022	By:	/s/ Peter J. Johnson
Peter J. Johnson
CEO

Date: November 9, 2022	By:	/s/ Miranda J. Spaulding
Miranda J. Spaulding
SVP/CFO