Form 10-K
period 2022-12-31
Eagle Bancorp Montana, Inc.
filed 2023-03-08
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-34682

Eagle Bancorp Montana, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1449820
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1400 Prospect Avenue, Helena, MT	59601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	406-442-3080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock par value $0.01 per share	EBMT	Nasdaq Global Market

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10d-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates of Eagle, computed by reference to the closing price at which the stock was sold as of June 30, 2022 was $145,646,000. The outstanding number of shares of common stock of Eagle as of February 28, 2023 was 8,006,033.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement relating to its 2023 annual meeting of stockholders (“2023 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. The 2023 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end to which this report relates.

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

The following factors, among others, could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	the potential adverse effects of the ongoing novel coronavirus, or COVID-19, pandemic, or other unusual and infrequently occurring events and any governmental or societal responses thereto;
●	local, regional, national and international economic and market conditions and events and the impact they may have on us, our customers and our assets and liabilities;
●	competition among depository and other traditional and non-traditional financial services businesses;
●	risks related to the concentration of our business in Montana, including risks associated with changes in the prices, values and sales volume of residential and commercial real estate in Montana;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	our ability to attract deposits and other sources of funding or liquidity;
●	changes or volatility in the securities markets;
●	the payment of dividends on our common stock is subject to regulatory supervision as well as the discretion of our Board of Directors, our performance and other factors;
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

●	our ability to appropriately address any environmental, social, governmental and sustainability concerns that may arise from our business activities.

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

Overview

Eagle Bancorp Montana, Inc. (“Eagle” or the “Company”), a Delaware corporation, is a bank holding company registered under the Bank Holding Company Act of 1956 that holds 100% of the capital stock of Opportunity Bank of Montana (the “Bank”), formerly American Federal Savings Bank (“AFSB”). The Bank was founded in 1922 as a Montana-chartered building and loan association and has conducted operations and maintained its administrative office in Helena, Montana since that time. In 1975, the Bank adopted a federal thrift charter and in October 2014 converted to a Montana chartered commercial bank and became a member bank in the Federal Reserve System. The Bank currently has 31 full-service branches and 44 automated teller machines located in our market areas and we participate in the Money Pass® ATM network. The Bank also operated certain branches under the brand names Dutton State Bank, Farmers State Bank of Denton and The State Bank of Townsend. Effective January 3, 2022, these branches were rebranded and are now only operating as Opportunity Bank of Montana.

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

In April 2022, the Company acquired First Community Bancorp, Inc. ("FCB"), a Montana corporation, and FCB's wholly-owned subsidiary, First Community Bank, a Montana chartered commercial bank.  In the transaction, Eagle acquired nine retail bank branches and two loan production offices in Montana. The total consideration paid was $38.58 million and included cash consideration of $10.23 million and common stock issued of $28.35 million.

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

Business Strategy

Our principal strategy is to continue our profitability through building a diversified loan portfolio and operating the Bank as a full-service community bank that offers both retail and commercial loan and deposit products in all of its markets. We offer mortgage loans, the majority of which are sold on the secondary market with loan servicing retained. We believe that this focus will enable us to continue to grow our franchise, while maintaining our commitment to customer service, high asset quality and sustained net earnings.

The following are the key elements of our business strategy:

●

Continue to diversify our portfolio by emphasizing our growth in commercial real estate and commercial business loans, including agricultural loans, as a complement to our single family residential real estate lending while maintaining disciplined credit underwriting standards. As of December 31, 2022, commercial real estate and commercial business loans constituted approximately 78.04% of total loans;

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

Market Areas

We conduct business through our headquarters in Helena, Montana, in addition to 30 other full-service branches located in Ashland, Big Timber, Billings, Bozeman, Butte, Choteau, Culbertson, Denton, Dutton, Froid, Glasgow, Great Falls, Hamilton, Helena, Hinsdale, Livingston, Missoula, Sheridan, Three Forks, Townsend, Twin Bridges, Winifred and Wolf Point, Montana.

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

The following table reflects our deposit market share and ranking by county:

County	Total Market Share Percentage (1)	Deposit Market Share Rank (1)
Broadwater, MT	100.00%	1
Cascade, MT	0.91	9
Fergus, MT	6.35	5
Gallatin, MT	4.84	7
Lewis and Clark, MT	13.34	4
Madison, MT	36.27	2
Missoula, MT	1.81	9
Park, MT	8.83	5
Ravalli, MT	3.29	7
Roosevelt, MT	60.44	1
Rosebud, MT	8.29	3
Silver Bow, MT	11.00	4
Sweet Grass, MT	36.45	2
Teton, MT	18.15	2
Valley, MT	53.71	1
Yellowstone, MT	0.79	9

(1) Source: FDIC.gov-data as of June 30, 2022.

Competition

We face strong competition in our primary market areas for retail deposits and the origination of loans from both banks and non-bank competitors. Historically, Montana was a unit banking state. This means that the ability of Montana state banks to create branches was either prohibited or significantly restricted. As a result of unit banking, Montana has a significant number of independent financial institutions serving a single community in a single location. While the state’s population is approximately 1.12 millionpeople, there are 45 credit unions in Montana as well as one state-chartered thrift institution and 37 commercial banks as of December 31, 2022. Our most direct competition for depositors has historically come from national banks, super-regional banks, locally owned banks, nontraditional internet based banks, thrift institutions and credit unions operating in our primary market areas. Competition in our primary market areas has increased in recent years. Our competition for loans also comes from banks, thrifts, credit unions and government sponsored entities in addition to mortgage bankers and brokers. Through successive acquisitions, the Company has entered several markets in Montana that are predominantly reliant on agriculture. Accordingly, our lending activities in these markets focus on farm and ranch real estate, annual operating lines of credit, and agriculture related term debt. Competition for agricultural loans comes from both traditional Montana banks and an increasing number of nonbank lenders. These nonbank lenders range from government sponsored entities to large national insurance companies.

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

Fee Income

The Bank receives lending related fee income from a variety of sources. Its principal source of this income is from the origination and servicing of sold mortgage loans. Fees generated from mortgage loan servicing generally consist of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing for loans held by others. Mortgage loan servicing fees were $4.84 million and $4.10 million for the years ended December 31, 2022 and 2021, respectively. Other loan related fee income for late charges and other ancillary fees were $1.01 million and $839,000 for the years ended December 31, 2022 and 2021, respectively.

Residential 1-4 Family Loans

The Bank originates residential 1-4 family mortgage loans secured by property located in the Bank’s market areas. At December 31, 2022, the Bank's balance of 1-4 family mortgage loans was $135.95 million or 10.03% of total loans. The Bank generally originates residential 1-4 family mortgage loans in amounts of up to 80.0% of the lesser of the appraised value or the selling price of the mortgaged property without requiring private mortgage insurance. A mortgage loan originated by the Bank, whether fixed rate or adjustable rate, can have a term of up to 30 years. The Bank holds substantially all of its adjustable rate and its 8, 10 and 12-year fixed rate loans in portfolio. Adjustable rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan. The Bank’s fixed rate 15-year and 20-year loans are held in portfolio or sold in the secondary market depending on market conditions. Generally, all 30-year fixed rate loans are sold in the secondary market. The volume of loan sales is dependent on the volume, type and term of loan originations, as well as market conditions.

The Bank derives a significant portion of its noninterest income from servicing of loans that it has sold. The Bank offers many of the fixed rate loans it originates for sale in the secondary market on a servicing retained basis. This means that we process the borrower’s payments and send them to the purchaser of the loan. This retention of servicing enables the Bank to increase fee income and maintain a relationship with the borrower. At December 31, 2022, the Bank had $2.02 billion in residential 1-4 family mortgage loans and $125.08 million in other loan categories sold with servicing retained. The Bank does not ordinarily purchase home mortgage loans from other financial institutions.

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

The Bank also lends funds for the residential 1-4 family construction. Residential 1-4 family construction loans are made both to individual homeowners for the construction of their primary residence and, to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for sale in the future. Residential 1-4 family construction loans accounted for $59.76 million or 4.41% of the Bank’s total loan portfolio at December 31, 2022.

Commercial Real Estate Loans

The Bank originates commercial real estate loans including loans on multi-family dwellings. Commercial real estate loans made up 39.76% of the Bank’s total loan portfolio, or $539.07 million at December 31, 2022. The Bank’s commercial real estate loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by the Bank will not exceed 80.0% of the appraised value or the selling price of the property, whichever is less. Commercial real estate loans are typically made with fixed rates of interest and 5 to 15-year maturities. Upon maturity, the loan is repaid or the terms and conditions are renegotiated. Generally, all commercial real estate loans that we originate are secured by property located in the state of Montana and within the market areas of the Bank. The Bank's largest single commercial real estate loan at December 31, 2022 had an outstanding balance of $12.74 million and is collateralized by commercial real estate located in Helena, Montana. At December 31, 2022, this loan is performing in accordance with its repayment terms.

The Bank also lends funds for commercial construction and development. Commercial construction and development loans accounted for $151.15 million or 11.15% of the Bank’s total loan portfolio at December 31, 2022. In addition, the bank originates loans secured by farm and ranch real estate. Farmland loans accounted for $136.33 million or 10.06% of the Bank’s total loan portfolio at December 31, 2022.

Home Equity Loans

The Bank also originates home equity loans. These loans are secured by the borrowers’ primary residence, but are typically subject to a prior lien, which may or may not be held by the Bank. At December 31, 2022, $74.27 million or 5.48% of our total loans were home equity loans. Borrowers may use the proceeds from the Bank’s home equity loans for many purposes, including home improvement, debt consolidation or other purchasing needs. The Bank offers fixed rate, fixed payment home equity loans as well as variable and fixed rate home equity lines of credit. Fixed rate home equity loans typically have terms of no longer than 15 years.

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

Consumer Loans

As part of its strategy to invest in higher yielding shorter term loans, the Bank emphasized growth of its consumer lending portfolio in recent years. This portfolio includes personal loans secured by collateral other than real estate, unsecured personal loans and lines of credit and loans secured by deposits held by the Bank. As of December 31, 2022, consumer loans totaled $27.61 million or 2.04% of the Bank’s total loan portfolio. These loans consist primarily of auto loans, RV loans, boat loans, personal loans and credit lines and deposit account loans. Consumer loans are originated in the Bank’s market areas and generally have maturities of up to 7 years. For loans secured by savings accounts, the Bank will lend up to 90.0% of the account balance on single payment loans and up to 100.0% for monthly payment loans.

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

Commercial Loans

Commercial business loans amounted to $127.26 million, or 9.39% of the Bank’s total loan portfolio at December 31, 2022.  Agricultural production loans amounted to $104.04 million, or 7.68% of the Bank’s total loan portfolio at December 31, 2022. The Bank’s commercial business loans are traditional business loans and are not secured by real estate. Such loans may be structured as unsecured lines of credit or may be secured by inventory, accounts receivable or other business assets. Agricultural operating loans are generally secured with equipment, cattle, crops or other non-real property and at times the underlying real property.

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

Loans to One Borrower

Under Montana law, commercial banks such as the Bank, are subject to certain exemptions and are allowed to select the Office of the Comptroller of the Currency (“OCC”) formula used to determine limits on credit concentrations to single borrowers to an amount equal to 15.0% of the institution’s total capital. As of December 31, 2022, the Bank’s limit to a single borrower was $30.44 million. Our largest aggregation of loans to one borrower was approximately $28.00 million at December 31, 2022. The total amount subject to the lending limit at December 31, 2022 was $63.82 million. This consisted of seven loans: six commercial real estate loans each secured by a single property and one construction loan secured by a single property. The first commercial real estate loan had a principal balance of $1.53 million at December 31, 2022.  As of December 31, 2022, the principal balance on the second commercial real estate loan was $209,000. The third commercial real estate loan had a principal balance of $272,000 as of December 31, 2022. However, another bank is 50.0% participating in this loan for $272,000. The fourth commercial real estate loan had a principal balance of $12.74 million as of December 31, 2022. The fifth commercial real estate loan had a principal balance of $3.95 million as of December 31, 2022.The sixth commercial real estate loan had a principal balance of $9.26 million as of December 31, 2022. The seventh construction loan had a principal balance of $123,000 as of December 31, 2022. However, another bank is 50.0% participating in this loan for $123,000. At December 31, 2022, these loans were performing in accordance with their terms. The Bank maintains the servicing for these loans.

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

After receiving a loan application from a prospective borrower, a credit report and verifications are obtained to confirm specific information relating to the loan applicant’s employment, income and credit standing. When required by our policies, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent fee appraiser. In connection with the loan approval process, our staff analyzes the loan applications and the property involved. Officers and branch managers are granted lending authority based on the nature of the loan and the managers’ level of experience. We have established a series of loan committees to approve any loans which may exceed the lending authority of particular officers or branch managers. Three Directors of the Board are required for approval of any loan, or aggregation of loans to a single borrower, that currently exceeds $7.50 million.

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

Loan Commitments

We generally provide commitments to fund fixed and adjustable-rate single-family mortgage loans for periods up to 60 days at a specified term and interest rate, and other loan categories for shorter time periods. The total amount of loans in process of origination for sale into the secondary market with interest rate lock commitments was $18.60 million as of December 31, 2022.

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

In January 2022, the Company completed the issuance of $40.00 million in aggregate principal amount of subordinated notes due in 2032 in a private placement transaction to certain institutional accredited investors and qualified buyers. The notes bear interest at an annual fixed rate of 3.50% payable semi-annually. Starting February 1, 2027, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be three-month term Secured Overnight Financing Rate ("SOFR") plus a spread of 218.0 basis points, payable quarterly. The notes are subject to redemption at the option of the Company on or after February 1, 2027. A portion of the net proceeds were used to redeem $10.00 million of senior notes due in February 2022. In June 2020, the Company completed the issuance of $15.00 million in aggregate principal amount of subordinated notes due in 2030 in a private placement transaction to certain qualified institutional accredited investors. The notes bear interest at an annual fixed rate of 5.50%. Starting July 1, 2025, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be the three-month term SOFR plus a spread of 509.0 basis points. In February 2017, the Company completed the issuance, through a private placement, of $10.00 million aggregate principal amount of 5.75% fixed senior unsecured notes due in 2022. These notes were redeemed in February 2022 with proceeds from the subordinated notes issued in January 2022. In September 2005, our predecessor entity formed a special purpose subsidiary, Eagle Bancorp Statutory Trust I (the “Trust”), for the purpose of issuing trust preferred securities in the amount of $5.16 million. Our predecessor entity issued subordinated debentures to the Trust, and the coupon on the debentures matches the dividend payment on the trust preferred securities. Upon the closing of the second-step conversion and reorganization, we assumed the obligations of our predecessor in connection with the subordinated debentures and trust preferred securities.

Subsidiary Activity

We are permitted to invest in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations. The following are subsidiaries of the Company: Opportunity Bank of Montana, Eagle Bancorp Statutory Trust I, Western Financial Services, Inc. and Opportunity Housing Fund, LLC, which is a subsidiary of the Bank.

Employees and Human Capital Resources

As of December 31, 2022, we had 399 full-time employees and 29 part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees to be good. The Board of Directors oversees the strategic management of our human capital resources. The Human Resources Department's day-to-day responsibility is managing our human capital resources.

Opportunity Bank of Montana is committed to providing equal employment opportunity and maintaining an environment that encourages appropriate conduct among all persons and fosters respect for and inclusion of individuals with diverse perspectives, work experiences, lifestyles, and cultures. Embracing equal employment opportunity and the diversity and inclusion of our workforce helps the Bank achieve its mission and each of us to live our core values.

Retention and Benefits

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being a high-level service provider. We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable benefits aids in retention of our top-performing employees. We promote the health and wellness of our employees and strive to keep the employee portion of health care premiums to a minimum. In addition, nearly all of our employees are shareholders of the Company through participation in our ESOP, which aligns employee and shareholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our employees.

Growth and Development

We believe that the success of our business is largely due to the quality of our employees, the development of each employee's full potential, and our ability to provide timely and satisfying recognition and rewards. Amid a competitive labor market, we continue to develop and deliver job specific training programs, leadership and coaching opportunities, career development opportunities including tuition reimbursement, and the retention of top talent through succession planning. Whenever possible, we strive to fill vacancies from within. In addition, our internship programs, in partnership with state colleges and technical schools, help ensure a steady pipeline of accomplished talent.

Health and Safety

The safety, health and wellness of our employees is a top priority. Robust wellness initiatives supporting a healthy lifestyle are encouraged through an established employee wellness program. All employees and their dependents have access to an employee assistance program which provides expert referrals and consultation in support of mental well-being.

The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to transition during the peak of the pandemic, over a short period of time, to rotational work schedules allowing employees to effectively work from remote locations and ensure a safely-distanced working environment for employees performing customer facing activities at branches. All employees are encouraged to stay at home or work from home if they are experiencing signs or symptoms of a possible illness.

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

As a member of the Federal Reserve System, the Bank is required to maintain a minimum level of investment in FRB stock based on a specific percentage of its capital and surplus. A reduction in value of the Bank’s FRB stock may result in a corresponding reduction in the Bank’s capital.

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

The Bank was classified as “well-capitalized” under the prompt corrective action framework as of December 31, 2022.

Limitations on Capital Distributions

A principal source of the parent holding company’s cash is from dividends received from the Bank, which are subject to government regulation and limitation. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. The Bank is subject to Montana state law and, in certain circumstances, Montana law places limits or restrictions on a bank’s ability to declare and pay dividends. Additionally, current guidance from the FRB provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per common share, measured over the previous four fiscal quarters. Federal regulations also limit banks’ ability to issue dividends by imposing a capital conservation buffer requirement.

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

Our authority to extend credit to executive officers, directors and 10.0% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, FRB Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2022, we were in compliance with these regulations.

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

Federal Securities Laws

Eagle’s common stock is registered with the SEC under the Exchange Act. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, and proxy statements filed with or furnished to the SEC, are available free of charge through our Internet website, www.opportunitybank.com, as soon as reasonably practical after we have electronically filed such material with, or furnished it to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents on or accessible through, these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

Our success depends, to a certain extent, upon global, domestic and local economic and political conditions, as well as governmental monetary policies. Conditions such as changes in interest rates, money supply, levels of employment and other factors beyond our control may have a negative impact on economic activity. Any contraction of economic activity, including an economic recession, may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. In particular, interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, specifically, the Federal Reserve. Throughout 2022 the Federal Open Market Committee (“FOMC”) raised the target range for the federal funds rate on seven separate occasions and-citing factors including the hardships caused by the ongoing Russia-Ukraine conflict, continued global supply chain disruptions and imbalances, and increased inflationary pressure-the FOMC has indicated that ongoing increases may be appropriate.

The tightening of the Federal Reserve’s monetary policies, including repeated and aggressive increases in target range for the federal funds rate as well as the conclusion of the Federal Reserve’s tapering of asset purchases, together with ongoing economic and geopolitical instability, increases the risk of an economic recession. Although forecasts have varied, many economists are projecting that U.S. economic growth will slow and inflation will remain elevated in the coming quarters, potentially resulting in a contraction of U.S. gross domestic output in 2023. Any such downturn, especially domestically and in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.

As a result of the economic and geopolitical factors discussed above, financial institutions also face heightened credit risk, among other forms of risk. Of note, because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral, which, in turn, can adversely affect the value of our loan and investment portfolios. Adverse economic developments, specifically including inflation-related impacts, may have a negative effect on the ability of our borrowers to make timely repayments of their loans or to finance future home purchases. Moreover, while commercial real estate values have stabilized as demand has returned to pre-pandemic levels in several markets, the outlook for commercial real estate remains dependent on the broader economic environment and, specifically, how major subsectors respond to a rising interest rate environment and higher prices for commodities, goods and services. In each case, credit performance over the medium- and long-term is susceptible to economic and market forces and therefore forecasts remain uncertain. Instability and uncertainty in the commercial and residential real estate markets, as well as in the broader commercial and retail credit markets, could have a material adverse effect on our financial condition and results of operations.

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

Many of our lending products, securities, derivatives, and other financial transactions utilize a benchmark rate, such as LIBOR, to determine the applicable interest rate or payment amount. The U.K. Financial Conduct Authority and the ICE Benchmark Administration have announced that the publication of the most commonly used U.S. Dollar LIBOR tenors will cease to be provided or cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be provided or ceased to be representative as of December 31, 2021. The Adjustable Interest Rate (LIBOR) Act (LIBOR Act), enacted in March 2022, provides a statutory framework to replace U. S. Dollar LIBOR with a benchmark rate based on the Secured Overnight Financing Rate (“SOFR”) for contracts governed by U.S. law that have no fallbacks or fallbacks that would require the use of a poll or LIBOR-based rate, and in December 2022, the FRB adopted rules which identify different SOFR-based replacement rates for derivative contracts, for cash instruments such as floating-rate notes and preferred stock, for consumer loans, for certain government-sponsored enterprise contracts and for certain asset-backed securities. We continue to monitor market developments and regulatory updates related to the cessation of LIBOR. As the transition from LIBOR is ongoing, there continues to be uncertainty as to the ultimate effect of the transition on the financial markets for LIBOR-linked financial instruments.

The discontinuation of a benchmark rate, changes in a benchmark rate, or changes in market perceptions of the acceptability of a benchmark rate, including LIBOR, could, among other things, adversely affect the value of and return on certain of our financial instruments or products, result in changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, increased compliance, legal and operational costs, and risks associated with customer disclosures and contract negotiations. Although the LIBOR Act includes safe harbors if the FRB-identified SOFR-based replacement rate is selected, these safe harbors are untested. As a result, and despite the enactment of the LIBOR Act, for the most commonly used U.S. Dollar LIBOR settings, the use or selection of a successor rate could also expose us to risks associated with disputes with customers and other market participants in connection with implementing LIBOR fallback provisions.

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

While COVID-19 conditions have improved, past and potential future government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and lingering economic uncertainty and reduced economic activity remains.

New strains of the virus could adversely impact our workforce and operations and the operations of our borrowers, customers and business partners. As a result, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners. These factors may be prevalent for a significant period of time and may adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided.

Renewed spread of COVID-19 could cause us to modify our business practices (including restricting employee travel, and developing work from home and social distancing plans for our employees), and we may take further actions if required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures would be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.

The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak and its variants, its severity, the actions to contain the virus or treat its impact, the effectiveness of vaccination programs for the virus, vaccination rates, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described herein.

Risks Related to Our Business

We hold certain intangible assets that could be classified as impaired in the future. If these assets are considered to be either partially or fully impaired in the future, our earnings and the book values of these assets would decrease.

As a result of our branch and whole bank acquisitions we record goodwill. Our consolidated balance sheet at December 31, 2022 included goodwill of $34.74 million. We are required to test our goodwill for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. It is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill. If an impairment determination is made in a future reporting period, our earnings and the book value of goodwill will be reduced by the amount of the impairment.

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

Many of our commercial real estate and commercial business loans are made to small-to-mid-sized businesses. These small-to-mid-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair the borrower’s ability to repay a loan. In addition, the success of a small-to-mid-sized business often depends on the management talents and efforts of one or two persons or a small group of persons and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact our market areas could cause us to incur substantial credit losses that could have an adverse effect on our business, financial condition and results of operations.

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

Our mortgage banking activities provide a significant portion of our noninterest income. We originate and sell mortgage loans, including $551.02 million of mortgage loans sold during 2022. We rely on Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and other purchasers to purchase loans in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases from us due to capital constraints or other factors, including, with respect to FNMA and FHLMC, a change in the criteria for conforming loans. In addition, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of FNMA and FHLMC. The exact effects of any such reforms are not yet known, but may limit our ability to sell conforming loans to FNMA and FHLMC. In addition, mortgage lending is highly regulated, and our inability to comply with all federal and state regulations and investor guidelines regarding the origination, underwriting documentation and servicing of mortgage loans may also impact our ability to continue selling mortgage loans. If we are unable to continue to sell loans in the secondary market or we experience a period of low mortgage activity, our noninterest income as well as our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations.

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

Changes in interest rates may change the value of our mortgage servicing rights portfolio, which may increase the volatility of our earnings.

As a result of our mortgage servicing business, which we may expand in the future, we have a portfolio of mortgage servicing rights (“MSR”) assets. An MSR is the right to service a mortgage loan - collect principal, interest and escrow amounts - for a fee. We measure and carry all of our residential MSR assets using the fair value measurement method. Fair value is determined as the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.

Current trends of rising interest rates have resulted in an increased valuation of the MSR asset, however one of the principal risks associated with MSR assets is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced.

An increased size of our MSR portfolio could result in us carrying significant asset balances. This could result in a reduction in our liquidity and cause a reduction in our capital ratios. The combination of these impacts along with other impacts, could cause us to not have sufficient liquidity or capital.

At December 31, 2022, our MSR asset had a fair value of $15.41 million. All income related to retained servicing, including changes in the value of the MSR asset, is included in noninterest income. Depending on the interest rate environment and market trends related to MSR sales, it is possible that the fair value of our MSR asset may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our MSR asset, our financial condition and results of operations would be negatively affected.

Farmland and agriculture production lending presents unique credit risk.

As of December 31, 2022, approximately 17.73% of our total gross loan portfolio was comprised of farmland and agricultural production loans. As of December 31, 2022, we had $240.37 million in farmland and agricultural production loans, including $136.33 million in farmland loans, and $104.04 million in agricultural production loans. Repayment of farmland and agricultural production loans depends primarily on the successful raising and feeding of livestock or planting and harvest of crops and marketing the harvested commodity. Collateral securing these loans may be a illiquid. In addition, the limited purpose of some agricultural-related collateral affects credit risk because such collateral may have limited or no other uses to support values when loan repayment problems emerge. Our farmland and agricultural production lending staff have specific technical expertise that we depend on to mitigate our lending risks for these loans and we may have difficulty retaining or replacing such individuals. Many external factors can impact our agricultural borrowers' ability to repay their loans, including adverse weather conditions, water issues, commodity price volatility, diseases, land values, production costs, changing government regulations and subsidy programs, changing tax treatment, technological changes, labor market shortages/increased wages, and changes in consumers' preferences, over which our borrowers may have no control. These factors, as well as recent volatility in certain commodity prices could adversely impact the ability of those to whom we have made farmland and agricultural production loans to perform under the terms of their borrowing arrangements with us, which in turn could result in credit losses and adversely affect our business, financial condition and results of operations.

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

Rights Related to the Legal and Regulatory Environment

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and IRS. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any future acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have an adverse effect on our business, financial condition and results of operations.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Board of Governors of the Federal Reserve Board and the Montana Division of Banking and Financial Institutions. The federal banking laws and regulations govern the activities in which we may engage and are primarily for the protection of depositors and the Deposit Insurance Fund at the FDIC. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

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

We are required to own common stock of FHLB to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB’s advance program. The aggregate cost of our FHLB common stock as of December 31, 2022 was $5.09 million. FHLB common stock is not a marketable security and can only be redeemed by the FHLB.

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

The Company's executive office is located at 1400 Prospect Avenue in Helena, Montana. As of December 31, 2022, the Bank conducted its business through 34 locations; including 31 full-service branches and three other buildings located in Helena and Missoula, Montana. The following table includes the locations by city, as well as whether they are owned or leased.

	Occupancy Type
Locations	Owned	Leased	Total Locations
Ashland, Montana	1	-	1
Big Timber, Montana	1	-	1
Billings, Montana	3	-	3
Bozeman, Montana	2	1	3
Butte, Montana	1	-	1
Choteau, Montana	1	-	1
Culbertson, Montana	1	-	1
Denton, Montana	1	-	1
Dutton, Montana	1	-	1
Froid, Montana	1	-	1
Glasgow, Montana	1	-	1
Great Falls, Montana	-	1	1
Hamilton, Montana	1	-	1
Helena, Montana	5	1	6
Hinsdale, Montana	1	-	1
Livingston, Montana	1	-	1
Missoula, Montana	1	2	3
Sheridan, Montana	1	-	1
Three Forks, Montana	1	-	1
Townsend, Montana	1	-	1
Twin Bridges, Montana	1	-	1
Winifred, Montana	-	1	1
Wolf Point, Montana	1	-	1
Total	28	6	34

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

Our common stock is traded on the Nasdaq Global Market under the symbol “EBMT.” At the close of business on December 31, 2022, there were 8,006,033 shares of common stock outstanding, held by approximately 997 shareholders of record. The closing price of the common stock on December 31, 2022, was $16.16 per share.

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

Because we are a bank holding company and do not engage directly in business activities of a material nature, our ability to pay dividends to our stockholders depends, in large part, upon our receipt of dividends from our bank subsidiary, which is also subject to numerous limitations on the payment of dividends under federal and state banking laws, regulations and policies. The present and future dividend policy of our bank subsidiary is subject to the discretion of its Board. Our subsidiary bank is not obligated to pay dividends.

On April 21, 2022, Eagle's Board of Directors (the "Board") authorized the repurchase of up to 400,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. During the second quarter of 2022, 5,000 shares were purchased under this plan at an average price of $19.75. During the third quarter of 2022, 99,517 shares were purchased under this plan at an average price of $19.45. The following table summarizes the Company's purchase of its common stock for the three months ended December 31, 2022 under this plan. The plan expires on April 21, 2023.

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs

October 1, 2022 through October 31, 2022	6,608	$ 18.80	6,608	288,875

November 1, 2022 through November 30, 2022	-	-	-	288,875

December 1, 2022 through December 31, 2022	-	-	-	288,875

Total	6,608	$ 18.80	6,608

On July 22, 2021, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchased its shares and the timing of such repurchase depended upon market conditions and other corporate considerations. No shares were purchased during the year ended December 31, 2021. However, during the first quarter of 2022, the Company purchased the total authorized amount of 100,000 shares at an average price of $22.71 per share. The plan expired on July 22, 2022.

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

Introduction

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes Eagle and its subsidiaries' results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021, and also analyzes our financial condition as of December 31, 2022 as compared to December 31, 2021. Like most banking institutions, our principal business consists of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including real estate and other consumer assets. We are significantly affected by prevailing economic conditions, particularly interest rates, as well as government policies concerning, among other things, monetary and fiscal affairs, housing and financial institutions and regulations regarding lending and other operations, privacy and consumer disclosure. Attracting and maintaining deposits is influenced by a number of factors, including interest rates paid on competing investments offered by other financial and nonfinancial institutions, account maturities, fee structures and levels of personal income and savings. Lending activities are affected by the demand for funds and thus are influenced by interest rates, the number and quality of lenders and regional economic conditions. Sources of funds for lending activities include deposits, borrowings, repayments on loans, cash flows from maturities of investment securities and income provided from operations.

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

The Bank has a strong mortgage lending focus, with a large portion of its loan originations represented by single-family residential mortgages, which has enabled it to successfully market home equity loans, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.). The Bank has also focused on adding commercial loans to our portfolio, both real estate and non-real estate. We have made significant progress in this initiative. As of December 31, 2022, commercial real estate and commercial business loans represented 60.97% and 17.07% of the total loan portfolio, respectively. The purpose of this diversification is to mitigate our dependence on the residential mortgage market, as well as to improve our ability to manage our interest rate spread. Recent acquisitions have added to our agricultural loans, which generally have shorter maturities and nominally higher interest rates. This has provided additional interest income and improved interest rate sensitivity. The Bank’s management recognizes that fee income will also enable it to be less dependent on specialized lending and it maintains a significant loan serviced portfolio, which provides a steady source of fee income. As of December 31, 2022, we had mortgage servicing rights, net of $15.41 million compared to $13.69 million as of December 31, 2021. Gain on sale of loans also provides significant noninterest income in periods of high mortgage loan origination volumes. Such income will be adversely affected in periods of lower mortgage activity.

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee held the federal funds target rate at 0.25% during the year ended December 31, 2021. The rate increased to 4.50% during the year ended December 31, 2022.

Acquisitions

The Bank has used growth through mergers or acquisition, in addition to its strategy of organic growth.

In April 2022, Eagle acquired First Community Bancorp, Inc. ("FCB"), a Montana corporation, and FCB's wholly-owned subsidiary, First Community Bank, a Montana chartered commercial bank. In the transaction, Eagle acquired nine retail bank branches and two loan production offices in Montana.

In January 2020, Eagle acquired Western Holding Company of Wolf Point (“WHC”), a Montana corporation, and WHC’s wholly-owned subsidiary, Western Bank of Wolf Point (“WB”), a Montana chartered commercial bank. In the transaction, Eagle acquired one retail bank branch in Wolf Point, Montana.

Critical Accounting Policies and Estimates

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

Allowance for Loan Losses

The allowance for loan losses is the estimated amount considered necessary to absorb losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged against income. The provision for loan losses reflects the amount required to maintain the allowance for loan losses at an appropriate level based upon management’s evaluation of the adequacy of loss reserves. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

We recognize that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan, the creditworthiness of the borrower, general economic conditions and the quality of the collateral for the loan. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired, and have been individually evaluated. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable), and payment history. Using a three-year lookback period, historical loss experience, delinquency trends and general economic conditions are analyzed. Separately evaluated but also taken into consideration are call report, geographic, and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations.

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

For the year ended December 31, 2022, we followed the incurred loss methodology for determining our allowance for loan losses. We will adopt the current expected credit losses ("CECL") standard for determining the amount of our allowance for credit losses beginning January 1, 2023.

Business Combinations

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

The excess of consideration paid over fair value of net assets acquired is recorded as goodwill. Determining the fair value of assets acquired, including identifiable intangible assets and liabilities assumed often requires significant use of estimates and assumptions. This may involve estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques such as estimates of attrition, inflation, asset growth rates, discount rates, multiples of earnings or other relevant factors. Goodwill is not amortized but is tested at least annually for impairment. Other intangible assets are assigned useful lives and amortized. The determination of useful lives is subjective. See Note 2 and 7 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further information.

The Company's accounting policies and discussion of recent accounting pronouncements is included in Note 1 to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data".

Financial Condition

December 31, 2022 compared to December 31, 2021

Total assets were $1.95 billion at December 31, 2022, an increase of $512.45 million, or 35.7% from $1.44 billion at December 31, 2021. The increase was largely due to the FCB acquisition in April 2022, primarily reflected in loans receivable. Loans receivable, net increased by $419.04 million or 45.5%, to $1.34 billion at December 31, 2022 from $920.64 million at December 31, 2021. In addition, securities available-for-sale increased by $78.24 million from $271.26 million at December 31, 2021. Total liabilities were $1.79 billion at December 31, 2022, an increase of $510.77 million, or 39.9%, from $1.28 billion at December 31, 2021. The increase in liabilities was mainly due to an increase in deposits. Total deposits increased by $412.72 million from December 31, 2021, $321.11 million of which were brought on from the FCB acquisition. FHLB advances and other borrowings also increased $64.39 million from December 31, 2021. Total shareholders’ equity increased by $1.69 million from December 31, 2021.

Financial Condition Details

Investment Activities

We maintain a portfolio of investment securities, classified as either available-for-sale or held-to-maturity to enhance total return on investments. Our investment securities generally include U.S. government and agency obligations, U.S. treasury obligations, Small Business Administration pools, municipal securities, corporate obligations, mortgage-backed securities (“MBSs”), collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABSs”), all with varying characteristics as to rate, maturity and call provisions. There were no held-to-maturity investment securities included in the investment portfolio at December 31, 2022 or 2021. All investment securities included in the investment portfolio are available-for-sale. Eagle also has interest-bearing deposits in other banks and federal funds sold, as well as stock in FHLB and FRB. FHLB stock was $5.09 million and $1.70 million at December 31, 2022 and 2021, respectively. FRB stock was $4.13 million and $2.97 million at December 31, 2022 and 2021, respectively.

The following table summarizes investment activities:

	December 31,
	2022		2021		2020
	Fair Value	Percentage of Total	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency obligations	$2,390	0.68%	$1,633	0.60%	$2,245	1.38%
U.S. treasury obligations	51,951	14.86%	53,183	19.61	5,657	3.47
Municipal obligations	172,849	49.47%	123,667	45.58	99,088	60.81
Corporate obligations	6,990	2.00%	9,336	3.44	10,663	6.54
Mortgage-backed securities	29,653	8.48%	14,636	5.40	7,669	4.71
Collateralized mortgage obligations	82,131	23.50%	63,067	23.25	31,189	19.14
Asset-backed securities	3,531	1.01%	5,740	2.12	6,435	3.95
Total securities available-for-sale	$349,495	100.00%	$271,262	100.00%	$162,946	100.00%

Securities available-for-sale were $349.50 million at December 31, 2022, an increaseof $78.24 million, or 28.8%, from $271.26 million at December 31, 2021. The FCB acquisition included acquired securities of $126.12 million. However, immediately following the acquisition, a restructure of FCB's portfolio was incurred to better align the acquired portfolio with Eagle's investment strategy. Excluding securities acquired, securities decreased by $47.89 million. The decrease was primarily due to unrealized losses at December 31, 2022 resulting from increased interest rates. In addition, the decrease was impacted by sales, maturity, principal payments and call activity, which were largely offset by purchases.

The following table sets forth information regarding fair values, weighted average yields and maturities of investments. The yields have been computed on a tax equivalent basis. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	December 31, 2022
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total Investment Securities
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Approximate Market Value	Weighted Average Yield
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency obligations	$-	0.00%	$-	0.00%	$2,390	3.94%	$-	0.00%	$2,390	$2,390	2.94%
U.S. treasury obligations	6,270	1.20	4,699	2.78	40,982	1.46	-	0.00	51,951	51,951	1.55
Municipal obligations	4,932	2.97	12,890	2.99	34,905	2.86	120,122	3.58	172,849	172,849	3.37
Corporate obligations	2,995	5.59	956	3.00	3,039	4.99	-	0.00	6,990	6,990	3.97
Mortgage-backed securities	1,250	2.39	4,318	3.52	4,046	3.40	20,039	3.79	29,653	29,653	3.14
Collateralized mortgage obligations	-	0.00	8,859	3.51	1,168	3.55	72,104	3.33	82,131	82,131	3.36
Asset-backed securities	-	0.00	-	0.00	-	0.00	3,531	5.47	3,531	3,531	5.47
Total securities available-for-sale	$15,447	2.71%	$31,722	3.18%	$86,530	2.34%	$215,796	3.55%	$349,495	$349,495	3.11%

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	December 31,
	2022		2021		2020		2019		2018
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential 1-4 family (1)	$135,947	10.03%	$101,180	10.82%	$110,802	13.14%	$119,296	15.28%	$116,939	18.92%
Residential 1-4 family construction	59,756	4.41	45,635	4.88	46,290	5.49	38,602	4.95	27,168	4.40
Total residential 1-4 family	195,703	14.44	146,815	15.70	157,092	18.63	157,898	20.23	144,107	23.32

Commercial real estate	539,070	39.76	410,568	43.92	316,668	37.56	331,062	42.41	256,784	41.54
Commercial construction and development	151,145	11.15	92,403	9.88	65,281	7.74	52,670	6.75	41,739	6.75
Farmland	136,334	10.06	67,005	7.17	65,918	7.82	50,293	6.44	29,915	4.84
Total commercial real estate	826,549	60.97	569,976	60.97	447,867	53.12	434,025	55.60	328,438	53.13

Total real estate loans	1,022,252	75.41	716,791	76.67	604,959	71.75	591,923	75.83	472,545	76.45

Other loans:
Home equity	74,271	5.48	51,748	5.54	56,563	6.71	56,414	7.23	52,159	8.44
Consumer	27,609	2.04	18,455	1.97	20,168	2.39	18,882	2.42	16,565	2.68

Commercial	127,255	9.39	101,535	10.86	109,209	12.95	72,797	9.33	59,053	9.56
Agricultural	104,036	7.68	46,335	4.96	52,242	6.20	40,522	5.19	17,709	2.87
Total commercial loans	231,291	17.07	147,870	15.82	161,451	19.15	113,319	14.52	76,762	12.43

Total other loans	333,171	24.59	218,073	23.33	238,182	28.25	188,615	24.17	145,486	23.55

Total loans	1,355,423	100.00%	934,864	100.00%	843,141	100.00%	780,538	100.00%	618,031	100.00%

Deferred loan fees	(1,745)		(1,725)		(2,038)		(1,303)		(1,098)
Allowance for loan losses	(14,000)		(12,500)		(11,600)		(8,600)		(6,600)

Total loans, net	$1,339,678		$920,639		$829,503		$770,635		$610,333

(1) Excludes loans held-for-sale

Loans receivable, net increased $419.04 million, or 45.5%, to $1.34 billion at December 31, 2022 from $920.64 million at December 31, 2021. The increase was impacted by the FCB acquisition, which included $190.89 million of acquired loans. Excluding acquired loans, loans receivable, net increased by $228.15 million. Including acquired loans, total commercial real estate loans increased $256.57 million, total commercial loans increased $83.42 million, total residential loans increased $48.88 million, home equity loans increased $22.52 million and consumer loans increased $9.15 million.

Total loan originations were $1.13 billion for the year ended December 31, 2022. Total residential 1-4 family originations were $635.03 million, which includes $532.56 million of originations of loans held-for-sale. Total commercial real estate originations were $315.35 million. Total commercial originations were $124.92 million. Home equity loan originations totaled $39.79 million. Consumer loan originations totaled $14.97 million. Loans held-for-sale decreased by $17.57 million, to $8.25 million at December 31, 2022 from $25.82 million at December 31, 2021.

Loan Maturities. The following table sets forth the estimated maturity of the loan portfolio of the Bank at December 31, 2022. Balances exclude deferred loan fees and allowance for loan losses. Scheduled principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of a loan is typically substantially less than its contractual terms because of prepayments. In addition, due on sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, the borrower sells the real property, subject to the mortgage, and the loan is not paid off. All mortgage loans are shown to be maturing based on the date of the last payment required by the loan agreement, except as noted.

Loans having no stated maturity, those without a scheduled payment, demand loans and matured loans, are shown as due within six months.

	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total

Total residential 1-4 family (1)	$53,066	$5,388	$24,663	$112,586	$195,703
Total commercial real estate	70,429	38,793	172,134	545,193	826,549
Home equity	4,328	22,435	46,158	1,350	74,271
Consumer	1,745	18,339	7,206	319	27,609
Total Commercial	74,760	79,614	73,815	3,102	231,291
Total loans (1)	$204,328	$164,569	$323,976	$662,550	$1,355,423

(1) Excludes loans held-for-sale

The following table includes loans by fixed or adjustable rates at December 31, 2022:

	Fixed	Adjustable	Total
	(Dollars in Thousands)
Due after December 31, 2022
Total residential 1-4 family (1)	$44,719	$97,918	$142,637
Total commercial real estate	117,848	638,272	756,120
Home equity	4,058	65,885	69,943
Consumer	24,275	1,589	25,864
Total commercial	100,778	55,753	156,531
Total due after December 31, 2022	291,677	859,417	1,151,095

Due in less than one year	150,280	54,048	204,328

Total loans (1)	$441,958	$913,465	$1,355,423

Percent of total	32.61%	67.39%	100.00%

(1) Excludes loans held-for-sale

Delinquent Loans. The following table provides information regarding the Bank’s delinquent loans:

	December 31, 2022
	30-89 Days			90 Days and Greater
	Number	Amount	Percentage of Total	Number	Amount	Percentage of Total
	(Dollars in Thousands)			(Dollars in Thousands)
Loan type:
Real estate loans:
Residential 1-4 family	7	$1,798	32.02%	1	$330	30.67%
Residential 1-4 family construction	2	500	8.91	-	-	0.00
Commercial real estate	2	780	13.89	-	-	0.00
Farmland	6	1,620	28.86	-	-	0.00
Other loans:
Home equity	4	226	4.03	-	-	0.00
Consumer	58	93	1.66	-	-	0.00
Commercial	8	597	10.63	2	746	69.33
Total	87	$5,614	100.00%	3	$1,076	100.00%

Nonperforming Assets. The following table sets forth information regarding nonperforming assets:

	December 31,
	2022	2021	2020	2019	2018
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential 1-4 family	$483	$616	$684	$618	$253
Residential 1-4 family construction	-	337	337	337	634
Commercial real estate	350	497	631	583	432
Commercial construction and development	-	-	36	50	13
Farmland	143	989	2,245	323	-
Other loans:
Home equity	96	100	94	78	469
Consumer	25	62	151	156	127
Commercial	44	516	537	750	308
Agricultural	1,059	1,718	1,542	499	32
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	330	-	34	4	130
Residential 1-4 family construction	-	-	170	-	-
Commercial real estate	-	-	-	-	1,347
Other loans:
Commercial	746	-	6	-	-
Agricultural	-	-	182	1,805	-
Restructured loans
Real estate loans:
Commercial real estate	3,264	1,527	1,633	-	-
Commercial construction and development	-	-	14	-	-
Farmland	611	641	-	153	-
Other loans:
Home equity	11	15	17	20	22
Commercial	140	-	-	74	-
Agricultural	476	41	160	-	-
Total nonperforming loans	7,778	7,059	8,473	5,450	3,767
Real estate owned and other repossessed property, net	-	4	25	26	107
Total nonperforming assets	$7,778	$7,063	$8,498	$5,476	$3,874

Total nonperforming loans to total loans	0.57%	0.76%	1.00%	0.70%	0.61%
Total nonperforming loans to total assets	0.40%	0.49%	0.67%	0.52%	0.44%
Total nonaccrual loans to total loans	0.24%	0.59%	0.74%	0.47%	0.37%
Total nonperforming assets to total assets	0.40%	0.49%	0.68%	0.52%	0.45%

Nonaccrual loans as of December 31, 2022 and 2021 include $694,000 and $492,000, respectively of acquired loans that deteriorated subsequent to the acquisition date. During the year ended December 31, 2022 and 2021, an insignificant amount of interest was recorded on loans previously accounted for on a nonaccrual basis.

During the year ended December 31, 2022, the Bank sold three real estate owned and other repossessed assets resulting in a net gain of $185,000. There was one write-up on real estate owned and other repossessed assets for a gain of $18,000 during the year ended December 31, 2022. During the year ended December 31, 2021, the Bank sold three real estate owned and other repossessed assets resulting in a net gain of $12,000. There was one write-up on real estate owned and other repossessed assets for a gain of $10,000 during the year ended December 31, 2021.

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

Management’s evaluation of classification of assets and adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by regulatory agencies as part of their examination process. We also utilize a third-party review as part of our loan classification process. In addition, on an annual basis or more often if needed, the Company formally reviews the ratings of all commercial real estate, real estate construction, and commercial business loans that have a principal balance of $750,000 or more.

The following table reflects our classified assets:

	December 31, 2022
	Special
	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$515	$353	$-	$-	$868
Residential 1-4 family construction	-	-	-	-	-
Commercial real estate	16,833	1,732	-	-	18,565
Commercial construction and development	1,044	-	-	-	1,044
Farmland	2,232	2,456	-	-	4,688
Other loans:
Home equity	-	124	-	-	124
Consumer	10	39	-	-	49
Commercial	1,476	736	8	-	2,220
Agricultural	311	2,182	102	-	2,595
Total loans	22,421	7,622	110	-	30,153

Real estate owned/repossessed property, net					-

					$30,153

	December 31, 2021
	Special
	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$-	$301	$199	$-	$500
Residential 1-4 family construction	-	337	-	-	337
Commercial real estate	1,527	2,145	-	-	3,672
Commercial construction and development	-	-	-	-	-
Farmland	177	1,744	47	-	1,968
Other loans:
Home equity	-	134	-	-	134
Consumer	-	63	-	-	63
Commercial	130	524	-	-	654
Agricultural	332	1,444	9	-	1,785
Total loans	2,166	6,692	255	-	9,113

Real estate owned/repossessed property, net					4

					$9,117

The increase in special mention for commercial real estate of $15.30 million from December 31, 2021 to December 31, 2022 was largely related to one customer relationship. The outstanding balance of $10.08 million at December 31, 2022 was paid off during the three months ended March 31, 2023.

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

Provisions for, or adjustments to, estimated losses are included in earnings in the period they are established. At December 31, 2022, we had $14.00 million in allowances for loan losses.

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

The following table includes information for allowance for loan losses:

		Years Ended
		December 31,
		2022	2021	2020
		(Dollars in Thousands)

Beginning balance		$12,500	$11,600	$8,600

Provision for loan losses		2,001	861	3,130
Charge-offs
Residential 1-4 Family		(199)	-	-
Commercial real estate		-	(35)	(18)
Home equity		(32)	-	-
Consumer		(31)	(16)	(36)
Commercial		(299)	(6)	(173)
Recoveries
Residential 1-4 Family		4	-	-
Commercial real estate		30	21	12
Home equity		-	-	-
Consumer		4	8	16
Commercial		22	67	69
Net loan (recoveries) charge-offs	s	(501)	39	(130)

Ending balance		$14,000	$12,500	$11,600

Allowance for loan losses to total loans excluding loans held-for-sale		1.03%	1.34%	1.38%
Allowance for loan losses to total nonperforming loans		179.99%	177.08%	136.91%
Allowance for loan losses to nonaccrual loans		424.50%	227.65%	184.89%
Net (recoveries) charge-offs to average loans outstanding during the period		-0.04%	0.00%	-0.01%

Net charge-offs to average loans outstanding for each loan category are considered insignificant for the periods presented in the table above.

The following table presents allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans:

	December 31,
	2022			2021			2020
	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Residential 1-4 family	$1,472	10.51%	14.44%	$1,596	12.77%	15.70%	$1,506	12.98%	18.63%
Commercial real estate	9,037	64.55	60.97	7,470	59.76	60.97	6,951	59.92	53.12
Total real estate loans	10,509	75.06	75.41	9,066	72.53	76.67	8,457	72.90	71.75

Other loans:
Home equity	509	3.64	5.48	533	4.26	5.54	515	4.44	6.71
Consumer	342	2.44	2.04	365	2.92	1.97	364	3.14	2.39
Commercial	2,640	18.86	17.07	2,536	20.29	15.82	2,264	19.52	19.15
Total other loans	3,491	24.94	24.59	3,434	27.47	23.33	3,143	27.10	28.25

Total	$14,000	100.00%	100.00%	$12,500	100.00%	100.00%	$11,600	100.00%	100.00%

Deposits and Other Sources of Funds

Deposits. Deposits are the Company’s primary source of funds. Core deposits are deposits that are more stable and somewhat less sensitive to rate changes. They also represent a lower cost source of funds than rate sensitive, more volatile accounts such as certificates of deposit. We believe that our core deposits are checking, savings, money market and IRA accounts. Based on our historical experience, we include IRA accounts funded by certificates of deposit as core deposits because they exhibit the principal features of core deposits in that they are stable and generally are not rate sensitive. Core deposits were $1.41 billion or 86.1% of the Bank’s total deposits at December 31, 2022 ($1.38 billion or 84.4% excluding IRA certificates of deposit). The presence of a high percentage of core deposits and, in particular, transaction accounts reflects in part of our strategy to restructure our liabilities to more closely resemble the lower cost of liabilities of a commercial bank. However, a significant portion of our deposits remains in certificate of deposit form. These certificates of deposit, if they mature and are renewed at higher rates, would result in an increase in our cost of funds.

The following table includes deposit accounts and associated weighted average interest rates for each category of deposits:

	December 31,
	2022			2021			2020
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
	Amount	of Total	Rate	Amount	of Total	Rate	Amount	of Total	Rate
	(Dollars in Thousands)
Noninterest checking	$468,955	28.68%	0.00%	$368,846	30.16%	0.00%	$318,389	30.82%	0.00%
Interest-bearing checking	252,922	15.47	0.11	203,410	16.64	0.02	160,614	15.55	0.02
Savings	273,790	16.74	0.06	223,069	18.25	0.06	179,868	17.41	0.06
Money market	387,947	23.72	1.12	277,469	22.7	0.25	202,407	19.59	0.24
Total	1,383,614	84.61	0.34	1,072,794	87.75	0.08	861,278	83.37	0.07
Certificates of deposit accounts:
IRA certificates	24,907	1.52	0.48	25,333	2.07	0.44	24,693	2.39	0.50
Brokered certificates	-	-	0.00	-	0.00	0.00	495	0.05	1.35
Other certificates	226,751	13.87	1.51	124,422	10.18	0.38	146,617	14.19	0.71
Total certificates of deposit	251,658	15.39	1.41	149,755	12.25	0.39	171,805	16.63	0.68
Total deposits	$1,635,272	100.00%	0.50%	$1,222,549	100.00%	0.12%	$1,033,083	100.00%	0.18%

Deposits increased by $412.72 million, or 33.8%, to $1.64 billion at December 31, 2022 from$1.22 billion at December 31, 2021. A large portion of the deposit increase was due to the FCB acquisition, which brought on $321.11 million in deposits. Excluding acquired deposits, total deposits increased by $91.61 million. Including acquired deposits, money market increased by $110.48 million, certificates of deposits increasedby $101.90 million, noninterest checking increased by $100.11 million, savings increased by $50.72 million, and interest-bearing checkingincreased by $49.51 million.

At December 31, 2022 and 2021, the Company held $642.02 million and $444.89 million, respectively, in deposit accounts that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") requirements of $250,000 and greater.

The following table shows the amount of certificates of deposit with balances of $250,000 and greater by time remaining until maturity as of December 31, 2022:

Balance
$250,000
and Greater
(In Thousands)
3 months or less	$33,410
Over 3 to 6 months	4,550
Over 6 to 12 months	11,557
Over 12 months	15,686
Total	$65,203

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

Advances from FHLB and other borrowings increased by $64.39 million to $69.39 million at December 31, 2022 from $5.00 million at December 31, 2021. The increase was related to funding loan growth. The weighted average rate for borrowings was 4.52% as of December 31, 2022, compared to 1.81% at December 31, 2021.

Other Long-Term Debt. The following table summarizes other long-term debt activity:

	December 31,		December 31,
	2022		2021
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Senior notes fixed at 5.75%, due 2022	$-	0.00%	$9,996	33.47%
Subordinated debentures fixed at 5.50% to floating, due 2030	14,751	25.07	14,718	49.27
Subordinated debentures fixed at 3.50% to floating, due 2032	38,938	66.17	-	0.00
Subordinated debentures variable at 3-Month Libor plus 1.42%, due 2035	5,155	8.76	5,155	17.26
Total other long-term debt, net	$58,844	100.00%	$29,869	100.00%

Total other long-term debt was $58.84 million at December 31, 2022 compared to $29.87 million at December 31, 2021. This increase of $28.97 million primarily resulted from the issuance of $40.00 million of subordinated notes, slightly offset by the redemption of $10.00 million of senior notes.

Shareholders’ Equity

Total shareholders’ equity increased slightly by $1.69 million or 1.1%, to $158.42 million at December 31, 2022 from $156.73 million at December 31, 2021. This increase was primarily the result of stock issued in connection with the FCB acquisition of $28.35 million in addition to net income of $10.70 million. The increase was largely offset by an increase in other comprehensive loss of $29.85 million, net of tax, related to net unrealized losses in securities available-for-sale, reflecting increases in market interest rates, as well as treasury stock purchases of $4.43 million and dividends paid of $4.06 million.

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

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
	Average	Interest		Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$336,779	$8,579	2.55%	$215,978	$4,238	1.96%	$166,577	$3,742	2.24%
FHLB and FRB stock	6,369	302	4.74	4,831	255	5.28	6,534	370	5.65
Loans receivable(1)	1,194,788	60,353	5.05	914,804	45,134	4.93	874,669	45,381	5.17
Other earning assets	34,170	228	0.67	74,102	120	0.16	44,771	161	0.36
Total interest earning assets	1,572,106	69,462	4.42	1,209,715	49,747	4.11	1,092,551	49,654	4.54
Noninterest earning assets	196,813			147,534			127,339
Total assets	$1,768,919			$1,357,249			$1,219,890

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$244,208	$173	0.07%	$190,645	$47	0.02%	$151,745	$58	0.04%
Savings	269,033	128	0.05	198,648	117	0.06	154,224	145	0.09
Money market	358,122	1,711	0.48	244,113	545	0.22	169,531	473	0.28
Certificates of deposit	188,954	1,112	0.59	158,959	765	0.48	213,696	2,938	1.37
FHLB advances and other borrowings	14,627	514	3.51	9,411	175	1.86	76,119	1,183	1.55
Other long-term debt	59,807	2,512	4.20	29,834	1,558	5.22	28,593	1,687	5.88
Total interest-bearing liabilities	1,134,751	6,150	0.54	831,610	3,207	0.39	793,908	6,484	0.81
Noninterest checking	453,841			346,243			265,304
Other noninterest-bearing liabilities	24,672			22,382			19,518
Total liabilities	1,613,264			1,200,235			1,078,730

Total equity	155,655			157,014			141,160

Total liabilities and equity	$1,768,919			$1,357,249			$1,219,890
Net interest income/interest rate spread(2)		$63,312	3.88%		$46,540	3.72%		$43,170	3.73%

Net interest margin(3)			4.03%			3.85%			3.94%
Total interest earning assets to interest-bearing liabilities			138.54%			145.47%			137.62%

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

	Year Ended December 31, 2022			Year Ended December 31, 2021
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$2,370	$1,971	$4,341	$1,110	$(614)	$496
FHLB and FRB stock	81	(34)	47	(96)	(19)	(115)
Loans receivable(1)	13,814	1,405	15,219	2,082	(2,329)	(247)
Other earning assets	(65)	173	108	105	(146)	(41)
Total interest earning assets	16,200	3,515	19,715	3,201	(3,108)	93

Interest-bearing liabilities:
Checking	13	113	126	15	(26)	(11)
Savings	41	(30)	11	42	(70)	(28)
Money market	255	911	1,166	208	(136)	72
Certificates of deposit	144	203	347	(753)	(1,420)	(2,173)
FHLB advances and other borrowings	97	242	339	(1,037)	29	(1,008)
Other long-term debt	1,565	(611)	954	73	(202)	(129)
Total interest-bearing liabilities	2,115	828	2,943	(1,452)	(1,825)	(3,277)

Change in net interest income	$14,085	$2,687	$16,772	$4,653	$(1,283)	$3,370

(1)     Includes loans held-for-sale.

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2022 and 2021

Net Income

Eagle’s net income for the year ended December 31, 2022 was $10.70 million compared to $14.42 million for the year ended December 31, 2021. The decrease of $3.72 million was primarily due to a decrease in noninterest income of $19.96 million. This decrease was largely offset by an increase in net interest income after loan loss provision of $15.63 million. Basic and diluted earnings per common share were both $1.45 for the year ended December 31, 2022. Basic and diluted earnings per common share were both $2.17 for the prior period.

Net Interest Income

Net interest income increased to $63.31 million for the year ended December 31, 2022, from $46.54 million for the year ended December 31, 2021. This increase of $16.77 million, or 36.0%, was primarily the result of an increase in interest and dividend income of $19.71 million. This increase was offset by an increase in interest expense of $2.94 million.

Interest and Dividend Income

Interest and dividend income was $69.46 million for the year ended December 31, 2022, compared to $49.75 million for the year ended December 31, 2021, an increase of $19.71 million, or 39.6%. Interest and fees on loans increased to $60.35 million for the year ended December 31, 2022 from $45.13 million for the same period ended December 31, 2021. This increase of $15.22 million, or 33.7%, was largely due to an increase in the average balance of loans. Average balances for loans receivable, including loans held-for-sale, for the year ended December 31, 2022 were $1.19 billion, compared to $914.80 million for the year ended December 31, 2021. This increase of $279.99 million, or 30.6% was impacted by the FCB acquisition, as well as organic growth. In addition, the average interest rate earned on loans receivable increased by 12 basis points, from 4.93% for the year ended December 31, 2021, to 5.05% for the year ended December 31, 2022. Interest accretion on purchased loans was $1.56 million for the year ended December 31, 2022, which resulted in a 10 basis point increase in net interest margin compared to $579,000 for the year ended December 31, 2021, which resulted in a 5 basis point increase in net interest margin. Interest on investment securities available-for-sale increased by $4.34 million or 102.4% period over period. Average balances for investments increased to $336.78 million for the year ended December 31, 2022, from $215.98 million for the year ended December 31, 2021. The increase in average investment balances was largely driven by the FCB acquisition. Average interest rates earned on investments also increased to 2.55% for the year ended December 31, 2022 from 1.96% for the year ended December 31, 2021.

Interest Expense

Total interest expense was $6.15 million for the year ended December 31, 2022, increasing from $3.21 million for the year ended December 31, 2021. The increase of $2.94 million, or 91.6%, was due to an increase of $1.65 million in interest expense on deposits and a net increase of $1.28 million in interest expense on total borrowings. The average balance for total deposits was $1.51 million for the year ended December 31, 2022, compared to $1.14 million for the year ended December 31, 2021. The increase in average deposit balances was due to the FCB acquisition but was also driven by organic growth. In addition, the overall average rate on total deposits was 0.21% for the year ended December 31, 2022, compared to 0.13% for the year ended December 31, 2021. The average balance for total borrowings increased from $39.25 million for the year ended December 31, 2021 to $74.43 million for the year ended December 31, 2022. The increase was impacted by the issuance of $40.00 million of subordinated notes in January 2022. A portion of the net proceeds were used to redeem $10.00 million of senior notes due in February 2022. However, the average rate paid on total borrowings decreased from 4.42% for the year ended December 31, 2021, to 4.07% for the year ended December 31, 2022. The decrease in the average rate paid was due to the change in the mix of the outstanding borrowings.

Loan Loss Provision

Loan loss provisions are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending we conduct and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for loan losses, it recognizes that future adjustments may be necessary. Using this methodology, the Bank recorded $2.00 million in loan loss provisions for the year ended December 31, 2022, compared to $861,000 in loan loss provisions for the year ended December 31, 2021. The increase in the loan loss provision was largely due to loan growth. Management believes the level of total allowances is adequate to cover estimated losses inherent in the portfolio. However, if the economic outlook worsens relative to the assumptions we utilized, our allowance for loan losses will increase accordingly in future periods. Total nonperforming loans, including restructured loans, net, was $7.78 million at December 31, 2022 compared to $7.06 million at December 31, 2021. There was no other real estate owned and other repossessed assets at December 31, 2022 compared to $4,000 at December 31, 2021.

Noninterest Income

Total noninterest income was $26.22 million for the year ended December 31, 2022, compared to $46.18 million for the year ended December 31, 2021. The decrease of $19.96 million, or 43.2% was primarily due to a decrease in a mortgage banking, net of $21.55 million for the year ended December 31, 2022. Mortgage banking, net includes net gain on sale of mortgage loans which decreased $27.48 million to $18.61 million for the year ended December 31, 2022, compared to $46.09 million for the year ended December 31, 2021. This change reflects a mortgage market that has returned to more normal levels after record levels were reached in 2020 and 2021. During the year ended December 31, 2022, $551.02 million residential mortgage loans were sold compared to $1.06 billion in the prior year. In addition, gross margin on sale of mortgage loans for the year ended December 31, 2022 was 3.38% compared to 4.34% for the year ended December 31, 2021. There has been margin compression due to increased competition. Mortgage banking, net also includes the impact of fair value changes of loans held-for sale and derivatives. The net change in fair value of loans held-for-sale and derivatives was a loss of $1.84 million for the year ended December 31, 2022 compared to a loss of $5.44 million for the year ended December 31, 2021.

Noninterest Expense

Noninterest expense was $73.68 million for the year ended December 31, 2022, compared to $72.58 million for the year ended December 31, 2021, a slight increase of $1.10 million, or 1.5%. Acquisition costs were $2.30 million during the year ended December 31, 2022, compared to $761,000 during the prior year. Occupancy and equipment also increased by $1.15 million due to office expansion and the corresponding depreciation and amortization expense, as well as utilization and maintenance costs. These increases were largely offset by a decrease in salaries and employee benefits of $4.25 million due to lower commissions paid on residential mortgage originations.

Provision for Income Taxes

Provision for income taxes was $3.15 million for the year ended December 31, 2022, compared to $4.86 million for the year ended December 31, 2021 due to decreased income before provision for income taxes. The effective tax rate was 22.7% for the year ended December 31, 2022 compared to 25.2% for the prior year.

Liquidity and Capital Resources

Liquidity

The Bank is required by regulation to maintain sufficient levels of liquidity for safety and soundness purposes. Appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of December 31, 2022 and 2021.

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

Comparison of Cash Flow for Years Ended December 31, 2022 and 2021

Net cash provided by the Company’s operating activities, which is primarily comprised of cash transactions affecting net income, was $41.91 million for the year ended December 31, 2022 compared to $56.45 million for the prior year. Net cash provided by operating activities was lower for the year ended December 31, 2022 primarily due to changes in loans held-for-sale activity.

Net cash used in the Company’s investing activities, which is primarily comprised of cash transactions related to activity in the loan portfolio and investment securities, was $235.04 million for the year ended December 31, 2022 compared to $232.92 million for the year ended December 31, 2021. Net cash used in investing activities for the year ended December 31, 2022 was due in part to loan originations being higher than loan pay-off and principal payments during the year. Loan origination and principal collection, net was $234.26 million for the year ended December 31, 2022. In addition, available-for-sale securities purchases were $77.07 million during the year ended December 31, 2022, more than offset by available-for sale securities sales and maturities, principal payments and calls of $82.95 million. Investing activities was also impacted by net cash received from acquisitions of $13.40 million. Available-for-sale securities purchases were $132.18 million during the year ended December 31, 2021. Net cash used in investing activities for the year ended December 31, 2021, was also impacted by loan originations being higher than loan pay-off and principal payments during the year. Loan origination and principal collection, net was $98.67 million for the year ended December 31, 2021.

Net cash provided by the Company’s financing activities was $153.51 million for the year ended December 31, 2022 compared to $168.10 million for the year ended December 31, 2021. Net cash provided by financing activities for the year ended December 31, 2022 was largely impacted by a net increase in deposits of $91.62 million. In addition, net short-term advances from FHLB and other borrowings increased by $69.39 million and subordinated debentures of $40.00 million were issued. These increases were partially offset by a net decrease in repurchase agreements of $22.85 million and the repayment of $10.00 million of subordinated debentures. Net cash provided by financing activities for the year ended December 31, 2021 was impacted by a net increase in deposits of $189.47 million. This was slightly offset by net payment on FHLB and other borrowings of $12.07 million.

Capital Resources

At December 31, 2022, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, decreased the economic value of equity (“EVE”) by 12.6% compared to an increase of 8.90% at December 31, 2021. The Bank is within the guidelines set forth by the Board of Directors for interest rate sensitivity.

The Bank’s Tier 1 leverage ratio, as measured under State of Montana and FRB rules, decreased from 10.96% as of December 31, 2021 to 9.82% as of December 31, 2022. The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

As of December 31, 2022, the Company’s regulatory capital was in excess of all applicable regulatory requirements and is deemed “well capitalized” pursuant to State of Montana and FRB rules. At December 31, 2022, the Bank’s total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios amounted to 13.04%, 12.14%, 12.14% and 9.82%, respectively, compared to regulatory requirements of 10.50%, 8.50%, 7.00% and 4.00%, respectively.

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

Interest Rate Risk

Interest rate risk is the potential for loss of future earnings resulting from adverse changes in the level of interest rates. Interest rate risk results from several factors and could have a significant impact on the Company’s net interest income, which is the Company's primary source of net income. Net interest income is affected by changes in interest rates, the relationship between rates on interest-earning assets and interest-bearing liabilities, the impact of interest fluctuations on asset prepayments and the mix of interest-bearing assets and liabilities.

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

The following table includes the Banks’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of December 31, 2022		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	-2.3%	8.2%	-15.0%
+100	-0.9%	7.8%	-10.0%
-100	-0.2%	3.9%	-10.0%
-200	-0.7%	0.6%	-15.0%

The following table discloses how the Bank’s economic value of equity (“EVE”) would react to interest rate changes.

Changes in Market	EVE as a % Change from 0 Shock
Interest Rates	As of December 31, 2022	Board Policy
(Basis Points)	Projected EVE	Limit
		Maximum % change:
+400	4.4%	-40.0%
+300	4.1%	-35.0%
+200	3.2%	-30.0%
+100	2.4%	-20.0%
0	0.0%	0.0%
-100	-5.4%	-20.0%

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

Commitments are summarized as follows:

	December 31,
	2022	2021
	(In Thousands)
Commitments to extend credit	$367,494	$252,485
Letters of credit	10,563	4,129

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item has been omitted based on Eagle’s status as a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Eagle’s audited consolidated financial statements, notes thereto, and auditor’s reports are found immediately following Part III of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of December 31, 2022, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Based on this assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2022 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION.

Not applicable.

PART III

Except as provided below, the information required by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our year ended December 31, 2022.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our directors may be found under the caption “Proposal I – Election of Directors” in our Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”). The information in the Proxy Statement set forth under the captions of “Board Attendance and Committees,” “Board Leadership Structure,” “The Board’s Role in Risk Oversight” and “Code of Ethics” is incorporated herein by reference.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information in the Proxy Statement set forth under the caption of “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1)

The following documents are filed as part of this report: The audited Consolidated Statements of Financial Condition of Eagle Bancorp Montana, Inc. and subsidiaries as of December 31, 2022 and 2021 and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the years then ended, together with the related notes and Report of Independent Registered Public Accounting Firm.

(2)	Schedules omitted as they are not applicable.

(3)	Exhibits.

Exhibits 10.1 through 10.16 and 10.23 through 10.34 are management contracts or compensatory plans or arrangements.

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

10.2

Form of Change in Control Agreement entered into between Opportunity Bank of Montana and its executive officers (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 28, 2022).

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

10.15	Amendment No. 3 to the Eagle Bancorp Montana, Inc. 2011 Stock Incentive Plan for Directors, Officers and Employees (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on May 11, 2020).

10.16	Amendment No. 4 to the Eagle Bancorp Montana, Inc. 2011 Stock Incentive Plan for Directors, Officers and Employees (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 27, 2022.

10.17	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 19, 2015).

10.18	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 13, 2017).

10.19	Form of Subordinated Note Purchase Agreement dated June 10, 2020, by and among Eagle Bancorp Montana, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 10, 2020).

10.20	Form of Subordinated Note Purchase Agreement dated January 21, 2022, by and among Eagle Bancorp Montana, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on January 24, 2022).

10.21	Form of Registration Rights Agreement dated January 21, 2022, by and among Eagle Bancorp Montana, Inc. and the Purchasers (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on January 24, 2022).

10.22	Form of Eagle Bancorp Montana, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on March 12, 2019).

10.23	Salary Continuation Agreement between Opportunity Bank of Montana and Patrick D. Rensmon (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 11, 2018).

10.24	Salary Continuation Agreement between Opportunity Bank of Montana and Mark O’Neill (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed on November 14, 2018).

10.25	Salary Continuation Agreement between Opportunity Bank of Montana and Dale Field (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on May 9, 2019).

10.26	Second Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Dale Field (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on November 4, 2022).

10.27

Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Dale Field (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on November 14, 2018).

10.28	Salary Continuation Agreement between Opportunity Bank of Montana and Chantelle Nash (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed on May 9, 2019).

10.29

Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Chantelle Nash (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q filed on November 14, 2018).

10.30	Salary Continuation Agreement between Opportunity Bank of Montana and Linda Chilton (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on November 5, 2020).

10.31	2020 Non-Employee Director Award Plan (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on May 11, 2020).

10.32	Salary Continuation Agreement between Opportunity Bank of Montana and Alana Binde (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on November 4, 2022).

10.33	Salary Continuation Agreement between Opportunity Bank of Montana and Miranda Spaulding (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on November 9, 2022).

10.34	Deferred Compensation Agreement between Eagle Bancorp Montana, Inc. and Peter J. Johnson (filed herewith).

21.1	Subsidiaries of Registrant.

23.1	Consent of Moss Adams LLP.

31.1	Certification by Laura F. Clark, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification by Miranda J. Spaulding, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification by Laura F. Clark, Chief Executive Officer and Miranda J. Spaulding, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

/s/ Laura F. Clark
Laura F. Clark
President and Chief Executive Officer
March 8, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Laura F. Clark	President and Chief Executive Officer	March 8, 2023
Laura F. Clark	Director (Principal Executive Officer)

/s/ Miranda J. Spaulding	Chief Financial Officer	March 8, 2023
Miranda J. Spaulding	(Principal Financial Officer and Principal Accounting Officer)

/s/ Rick F. Hays	Chairman	March 8, 2023
Rick F. Hays

/s/ Thomas J. McCarvel	Vice Chairman	March 8, 2023
Thomas J. McCarvel

/s/ Peter J. Johnson	Director	March 8, 2023
Peter J. Johnson

/s/ Maureen J. Rude	Director	March 8, 2023
Maureen J. Rude

/s/ Shavon R. Cape	Director	March 8, 2023
Shavon R. Cape

/s/ Tanya J. Chemodurow	Director	March 8, 2023
Tanya J. Chemodurow

/s/ Kenneth M. Walsh	Director	March 8, 2023
Kenneth M. Walsh

/s/ Corey Jensen	Director	March 8, 2023
Corey Jensen

/s/ Benjamin G. Ruddy	Director	March 8, 2023
Benjamin G. Ruddy

/s/ Cynthia A. Utterback	Director	March 8, 2023
Cynthia A. Utterback

/s/ Samuel D. Waters	Director	March 8, 2023
Samuel D. Waters

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2022 and 2021

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Eagle Bancorp Montana, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Eagle Bancorp Montana, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses

As described in the consolidated financial statements, the Company’s allowance for loan losses balance was $14.0 million at December 31, 2022. The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio, which represents management’s estimate for probable losses based on available information. The allowance consists of specific reserves on impaired loans and also includes a general component. The general component covers loans not classified as impaired and is based on historical loss experience adjusted for qualitative factors.

We identified management’s estimation of qualitative factors, which is used in the general component of the allowance for loan losses calculation, as a critical audit matter. The Company uses qualitative factors to estimate losses related to factors that are not captured in the historical loss rates. The estimation of these factors, based on management’s evaluation of available internal and external data, is subjective in nature and requires significant judgment by management. Auditing management’s judgments regarding the determination of qualitative factors applied to the allowance for loan losses involves a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

●

Obtaining management’s analysis and supporting documentation related to the qualitative factors, and testing whether the qualitative factors used in the calculation of the allowance for loan losses are supported by the analysis provided by management.

●

Testing the mathematical accuracy of the allowance for loan losses calculation, including validating the completeness and accuracy of the data used in the calculation and application of the qualitative factors within the calculation.

●	Testing the appropriateness of the methodology and assumptions used in the calculation of the allowance for loan losses, including whether the qualitative factors were reliable and relevant.
●

Developing an independent expectation of the allowance for loan losses and the general reserve component of the allowance for loan losses using a combination of internal and external data and comparing the expected balance to the Company’s recorded amounts.

/s/ Moss Adams LLP

Everett, Washington

March 8, 2023

We have served as the Company’s auditor since 2019.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

	December 31,
	2022	2021
ASSETS:
Cash and due from banks	$19,321	$10,938
Interest-bearing deposits in banks	2,490	43,669
Federal funds sold	-	6,827
Total cash and cash equivalents	21,811	61,434

Securities available-for-sale	349,495	271,262
Federal Home Loan Bank ("FHLB") stock	5,089	1,702
Federal Reserve Bank ("FRB") stock	4,131	2,974
Mortgage loans held-for-sale, at fair value	8,250	25,819
Loans receivable, net of allowance for loan losses of $14,000 and $12,500 at December 31, 2022 and 2021, respectively	1,339,678	920,639
Accrued interest and dividends receivable	11,284	5,751
Mortgage servicing rights, net	15,412	13,693
Assets held-for-sale, at fair value	1,305	-
Premises and equipment, net	84,323	67,266
Cash surrender value of life insurance, net	47,724	36,474
Goodwill	34,740	20,798
Core deposit intangible, net	7,459	1,780
Deferred tax asset, net	10,808	-
Other assets	6,875	6,334
Total assets	$1,948,384	$1,435,926

LIABILITIES:
Deposit accounts:
Noninterest-bearing	$468,955	$368,846
Interest-bearing	1,166,317	853,703
Total deposits	1,635,272	1,222,549

Accrued expenses and other liabilities	26,458	21,131
Deferred tax liability, net	-	648
FHLB advances and other borrowings	69,394	5,000
Other long-term debt:
Principal amount	60,155	30,155
Unamortized debt issuance costs	(1,311)	(286)
Total other long-term debt, net	58,844	29,869

Total liabilities	1,789,968	1,279,197

COMMITMENTS AND CONTINGENCIES (NOTE 11)

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock ($0.01 par value; 20,000,000 shares authorized; 8,507,429 and 7,110,833 shares issued at December 31, 2022 and 2021 respectively; 8,006,033 and 6,794,811 shares outstanding at December 31, 2022 and 2021, respectively)	85	71
Additional paid-in capital	109,164	80,832
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(5,156)	(5,729)
Treasury stock, at cost (501,396 and 316,022 shares at December 31, 2022 and 2021, respectively)	(11,343)	(7,321)
Retained earnings	92,023	85,383
Accumulated other comprehensive (loss) income, net of tax	(26,357)	3,493
Total shareholders' equity	158,416	156,729

Total liabilities and shareholders' equity	$1,948,384	$1,435,926

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except for Per Share Data)

	Years Ended
	December 31,
	2022	2021
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$60,353	$45,134
Securities available-for-sale	8,579	4,238
FHLB and FRB dividends	302	255
Other interest income	228	120
Total interest and dividend income	69,462	49,747

INTEREST EXPENSE:
Deposits	3,124	1,474
FHLB advances and other borrowings	514	175
Other long-term debt	2,512	1,558
Total interest expense	6,150	3,207

NET INTEREST INCOME	63,312	46,540

Loan loss provision	2,001	861

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	61,311	45,679

NONINTEREST INCOME:
Service charges on deposit accounts	1,668	1,213
Mortgage banking, net	19,489	41,035
Interchange and ATM fees	2,375	1,982
Appreciation in cash surrender value of life insurance	1,035	721
Other noninterest income	1,653	1,232
Total noninterest income	26,220	46,183

NONINTEREST EXPENSE:
Salaries and employee benefits	44,521	48,766
Occupancy and equipment expense	7,601	6,448
Data processing	5,995	5,035
Advertising	1,419	1,276
Amortization	1,334	573
Loan costs	2,036	2,736
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	559	332
Professional and examination fees	1,469	1,756
Acquisition costs	2,296	761
Other noninterest expense	6,453	4,897
Total noninterest expense	73,683	72,580

INCOME BEFORE PROVISION FOR INCOME TAXES	13,848	19,282

Provision for income taxes	3,147	4,863

NET INCOME	$10,701	$14,419

BASIC EARNINGS PER COMMON SHARE	$1.45	$2.17

DILUTED EARNINGS PER COMMON SHARE	$1.45	$2.17

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Years Ended
	December 31,
	2022	2021

NET INCOME	$10,701	$14,419

OTHER ITEMS OF COMPREHENSIVE (LOSS) INCOME BEFORE TAX:
Change in fair value of investment securities available-for-sale	(40,526)	(3,178)
Reclassification for net realized losses (gains) on investment securities available-for-sale	6	(23)
Total other comprehensive loss	(40,520)	(3,201)

Income tax benefit related to securities available-for-sale	10,670	843

COMPREHENSIVE (LOSS) INCOME	$(19,149)	$12,061

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except for Per Share Data)

							Accumulated
			Additional	Unallocated			Other
	Preferred	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Total

Balance at January 1, 2022	$-	$71	$80,832	$(5,729)	$(7,321)	$85,383	$3,493	$156,729
Net income	-	-	-	-	-	10,701	-	10,701
Other comprehensive loss	-	-	-	-	-	-	(29,850)	(29,850)
Dividends paid ($0.525 per share)	-	-	-	-	-	(4,061)	-	(4,061)
Stock issued in connection with First Community Bancorp, Inc. acquisition		14	28,337					28,351
Stock compensation expense	-	-	491	-	-	-	-	491
Treasury stock reissued for stock incentive plans (25,751 shares at $15.85 average cost per share )	-	-	(408)	-	408	-	-	-
ESOP shares allocated (23,990 shares)	-	-	(88)	573	-	-	-	485
Treasury stock purchased (211,125 shares at $20.98 average cost per share)	-	-	-	-	(4,430)	-	-	(4,430)
Balance at December 31, 2022	$-	$85	$109,164	$(5,156)	$(11,343)	$92,023	$(26,357)	$158,416

Balance at January 1, 2021	$-	$71	$77,602	$(145)	$(4,423)	$73,982	$5,851	$152,938
Net income	-	-	-	-	-	14,419	-	14,419
Other comprehensive loss	-	-	-	-	-	-	(2,358)	(2,358)
Dividends paid ($0.445 per share)	-	-	-	-	-	(3,018)	-	(3,018)
Stock compensation expense	-	-	439	-	-	-	-	439
Treasury stock reissued for stock incentive plans (18,108 shares at $17.09 average cost per share )	-	-	(310)	-	310	-	-	-
ESOP shares allocated (25,716 shares)	-	-	172	416	-	-	-	588
Treasury stock purchased through tender offer (250,000 shares at $25.12 average cost per share)	-	-	-	-	(6,279)	-	-	(6,279)
Sale of shares to ESOP (251,256 shares at $23.88 average price per share)	-	-	2,929	(6,000)	3,071	-	-	-
Balance at December 31, 2021	$-	$71	$80,832	$(5,729)	$(7,321)	$85,383	$3,493	$156,729

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,701	$14,419
Adjustments to reconcile net income to net cash provided by operating activities:
Loan loss provision	2,001	861
Recovery of servicing rights	(56)	(736)
Depreciation	3,576	2,917
Net amortization of investment securities premiums and discounts	1,486	1,264
Amortization of mortgage servicing rights	2,118	3,709
Amortization of right-of-use assets	681	628
Amortization	1,334	573
Compensation expense related to restricted stock awards	491	439
ESOP compensation expense for allocated shares	485	588
Deferred income tax provision	2,069	1,034
Net gain on sale of loans	(18,610)	(46,086)
Originations of loans held-for-sale	(532,558)	(1,040,753)
Proceeds from sales of loans held-for-sale	568,737	1,115,635
Net gain on sale of real estate owned and other repossessed assets	(203)	(23)
Net gain on sale/disposal of premises and equipment	(105)	(70)
Net appreciation in cash surrender value of life insurance	(1,035)	(721)
Net change in:
Accrued interest and dividends receivable	(2,779)	14
Other assets	14	3,899
Accrued expenses and other liabilities	3,564	(1,137)
Net cash provided by operating activities	41,911	56,454

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	43,794	4,921
Maturities, principal payments and calls	39,157	11,333
Purchases	(77,073)	(132,180)
FHLB stock (purchased) redeemed	(2,762)	358
FRB stock purchased	(317)	-
Net cash received from acquisitions	13,397	-
Loan origination and principal collection, net	(234,255)	(98,666)
Purchases of bank owned life insurance	(1,600)	(8,000)
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	535	152
Proceeds from sale of premises and equipment	845	1,379
Purchases of premises and equipment, net	(16,762)	(12,218)
Net cash used in investing activities	(235,041)	(232,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	91,616	189,466
Net decrease in repurchase agreements	(22,853)	-
Net short-term advances from FHLB and other borrowings	69,394	-
Payments on long-term FHLB and other borrowings	(5,000)	(12,070)
Proceeds from issuance of subordinated debentures	40,000	-
Repayment of subordinated debentures	(10,000)	-
Payments for debt issuance costs	(1,159)	-
Purchase of treasury stock	(4,430)	(6,279)
Dividends paid	(4,061)	(3,018)
Net cash provided by financing activities	153,507	168,099

NET INCREASE IN CASH AND CASH EQUIVALENTS	(39,623)	(8,368)

CASH AND CASH EQUIVALENTS, beginning of period	61,434	69,802

CASH AND CASH EQUIVALENTS, end of period	$21,811	$61,434

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

	Years Ended
	December 31,
	2022	2021
	(In Thousands)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest	$4,951	$3,467
Cash paid during the year for income taxes	2,930	4,440
Acquisitions:
Assets acquired, excluding cash	346,739	-
Liabilities assumed	345,727	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in fair value of securities available-for-sale	$(40,520)	$(3,201)
Mortgage servicing rights recognized	3,781	6,561
Right-of-use assets obtained in exchange for lease liabilities	204	1,140
Loans transferred to real estate and other assets acquired in foreclosure	328	108
Stock issued in connection with acquisitions	28,351	-
Sale of shares from Eagle to ESOP in exchange for loan	-	6,000

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Summary of Significant Accounting Policies

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

On January 1, 2020, the Company acquired Western Holding Company of Wolf Point (“WHC”), a Montana corporation, and WHC’s wholly-owned subsidiary, Western Bank of Wolf Point ("WB"), a Montana chartered commercial bank. The acquisition included one branch in Wolf Point, Montana. In addition, Western Financial Services, Inc. ("WFS") was acquired through the WHC merger. WFS facilitates deferred payment contracts for customers that produce agricultural products.

The Bank is headquartered in Helena, Montana, and has additional branches in Ashland, Big Timber, Billings, Bozeman, Butte, Choteau, Culbertson, Denton, Dutton, Froid, Glasgow, Great Falls, Hamilton, Hinsdale, Livingston, Missoula, Sheridan, Three Forks, Townsend, Twin Bridges, Winifred and Wolf Point, Montana. The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities.

Basis of Financial Statement Presentation and Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In preparing consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights, the fair value of financial instruments, the fair value of assets acquired and liabilities assumed for acquisitions, the valuation of goodwill and deferred tax assets and liabilities.

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

Subsequent Events

The Company has evaluated events and transactions subsequent to  December 31, 2022 for recognition and/or disclosure.

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

Investment Securities

The Company can designate debt and equity securities as held-to-maturity, available-for-sale or trading. At December 31, 2022 and 2021 all securities were designated as available-for-sale.

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

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank (“FHLB”) of Des Moines stock is a restricted investment carried at cost ($100 per share par value), which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on total assets and a specific percentage of its outstanding FHLB advances. The Company had 50,888 and 17,019 FHLB shares at December 31, 2022 and 2021, respectively. Dividends are paid quarterly and are subject to FHLB board approval. Management evaluates FHLB stock for impairment as needed.

Federal Reserve Bank Stock

The Company’s investment in FRB stock is a restricted investment carried at cost, which approximates its fair value. Although the par value of the stock is $100 per share, banks pay only $50 per share at the time of purchase, with the understanding that the other half of the subscription amount is subject to call at any time. As a member of the Federal Reserve System, the Company is required to maintain a minimum level of investment in FRB stock based on a specific percentage of its capital and surplus. The Company had 82,618 and 59,472 FRB shares at December 31, 2022 and 2021, respectively. Dividends are received semi-annually at a fixed rate of 6.00% on the total number of shares.

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

The Company leases certain premises from third parties under various operating lease agreements. Operating leases are included in premises and equipment, net and other liabilities on the consolidated statements of financial position. Lease expense for lease payments is recognized on a straight-line basis over the life of the lease. Right-of-use assets and corresponding lease liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. If an implicit rate is not available in the lease, the Company uses an incremental borrowing rate to determine the present value of lease payments. Lease and non-lease components are accounted for separately. Leases with a lease term of 12 months or less are not recorded on the consolidated statements of financial condition.

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

Real Estate and Other Repossessed Assets

Assets acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new carrying value. All write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. Real estate and other repossessed properties was $0 and $4,000 at December 31, 2022 and 2021, respectively.

Revenue Recognition

The majority of our revenue-generating transactions are not subject to Accounting Standards Codification (“ASC”) Topic 606, including revenue generated from financial instruments, such as our loans, guarantees, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. ASC Topic 606 is applicable to noninterest revenue streams such as service charges on deposit accounts, interchange and other fees and commodity sales income. Descriptions of our revenue-generating activities that are within the scope of ASC Topic 606 and are recorded in noninterest income on the consolidated statements of income are discussed below:

Service Charges on Deposit Accounts – Revenue from service charges consists of service charges and fees on deposit accounts under depository agreements with customers to provide access to deposited funds and, when applicable, pay interest on deposits. Service charges on deposit accounts may be transactional or non-transactional in nature. Transactional service charges occur in the form of a service or penalty and are charged upon the occurrence of an event (e.g., overdraft fees, ATM fees, wire transfer fees). Transactional service charges are recognized as services are delivered to and consumed by the customer, or as penalty fees are charged. Non-transactional service charges are charges that are based on a broader service, such as account maintenance fees and dormancy fees, and are recognized on a monthly basis. Service charges on deposit accounts were $1,668,000 and $1,213,000 for the years ended December 31, 2022 and 2021, respectively.

Interchange and ATM Fees – Revenue from debit card fees includes interchange fee income from debit cards processed through card association networks. Interchange fees represent a portion of a transaction amount that the Company and other involved parties retain to compensate themselves for giving the cardholder immediate access to funds. Interchange rates are generally set by the card association networks and are based on purchase volumes and other factors. The Company records interchange fees as services are provided. Interchange and ATM fees were $2,375,000 and $1,982,000 for the years ended December 31, 2022 and 2021, respectively.

Commodity Sales Income– The Company's subsidiary, WFS, processes deferred payment contracts between suppliers and customers of agricultural commodities. The revenue from these contracts is accounted for in accordance with ASC Topic 606. The Company is considered an agent in these contracts, as: (i) the Company facilitates payment from customer to supplier, (ii) the Company does not take inventory of commodities as they are delivered by supplier to the customer, (iii) pricing of commodities is determined by the market, (iv) consideration on deferred payment contracts is insignificant to the Company and (v) the Company’s exposure to credit risk is minimal. Revenue is recognized net of expenses and reported in other noninterest income in the financial statements. Commodity sales income and the corresponding commodity sales expense were $4,279,000 and $1,586,000 for the years ended  December 31, 2022 and 2021, respectively, for a net impact of $0.

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

The Company recognizes income tax related penalties and interest, if any, in the provision for income taxes in the consolidated statements of income. Based on management's analysis, the Company did not have any uncertain tax positions as of December 31, 2022 and 2021. The Company files tax returns in the U.S. federal jurisdiction and the State of Montana. There are currently no income tax examinations underway for these jurisdictions. The Company's income tax returns are subject to examination by relevant taxing authorities as follows: U.S. Federal income tax returns for tax years 2019 and forward; Montana income tax returns for tax years 2019 and forward.

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

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs were $1,419,000 and $1,276,000 for the years ended December 31, 2022 and 2021, respectively.

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

Earnings Per Common Share

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

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. See Note 18. Fair Value of Financial Instruments for more information.

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

Goodwill and Other Intangible Assets

Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Subsequent to initial recognition, the Company tests goodwill for impairment annually, or more often if events or circumstances, such as adverse changes in the business climate indicate there may be impairment. Our annual impairment tests as of October 31, 2022 and October 31, 2021 did not result in impairment.

Goodwill recorded for the FCB acquisition during the second quarter of 2022 was $13,942,000. Goodwill related to acquisitions prior to 2022 totaled $20,798,000. Other identifiable intangible assets recorded by the Company represent the future benefit associated with the acquisition of the core deposits. Core deposit intangible assets are being amortized over 10 years utilizing methods that approximate the expected attrition of the deposits. The amortization expense is included in the noninterest expense section of the consolidated statements of income.

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

In February 2022, the FASB issued ASU No. 2022-02, an update to ASU No. 2016-13. The amendments in the update eliminate TDR recognition and measurement guidance. Instead, entities must evaluate whether the modification represents a new loan or a continuation of an existing loan. Existing disclosure requirements are enhanced and the new requirements are introduced related to certain modifications of receivables made to borrowers experiencing financial difficulty. In addition, for public business entities, the amendments in the update require that entities disclosure current period gross write-offs by year of origination for financing receivables. This information must be included in the vintage disclosures, which require an entity to disclose the amortized cost basis of financing receivables by credit-quality indicator and class of financing receivable by year of origination.

The Company believes the amendments in these updates will have an impact on the Company's consolidated financial statements and is finalizing its evaluation of the adoption. In that regard, we have established a working group composed of individuals from the finance and credit administration areas of the Company. We have developed a current expected credit losses ("CECL") model with the assistance of a third-party vendor. The Company is concluding its assessment of qualitative factors, forecasted losses based on economic and forward-looking data and controls around the model. The final impact will be influenced by the composition, characteristics and quality of our loan and securities portfolios, as well as the general economic conditions and forecasts as of the adoption date which is effective January 1, 2023.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) to amend and simplify current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. The guidance will be effective for the Company on January 1, 2023 and is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) to an alternative reference rate such as Secured Overnight Financing Rate ("SOFR").  The guidance was effective upon issuance and generally can be applied through December 31, 2024. The Company evaluated this guidance and identified substitution rates for impacted loans. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU No. 2021-01 was effective upon issuance and generally can be applied through December 31, 2024. ASU No. 2021-01 has not had and is not expected to have a significant impact on the Company's consolidated financial statements.

NOTE 2:	Mergers and Acquisitions

Effective April 30, 2022, Eagle completed its previously announced merger with FCB. The acquisition closed after receipt of approvals from regulatory authorities, approval of FCB shareholders and the satisfaction of other closing conditions. The total consideration paid was $38,577,000 and included cash consideration of $10,226,000 and common stock issued of $28,351,000.

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

FCB investments were written down an additional $4,559,000 to fair value on the date of acquisition based on market prices obtained from an independent third-party.

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

The total accretable discount on FCB acquired loans was $5,416,000 as of April 30, 2022. During the period from April 30, 2022 to  December 31, 2022, accretion of the loan discount totaled $1,297,000. The remaining accretable loan discount was $4,119,000 as of December 31, 2022. Three impaired loans were acquired through the FCB acquisition with insignificant balances as of April 30, 2022.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Mergers and Acquisitions – continued

Fair value adjustments recorded for FCB related to premises and equipment were insignificant overall. The Company used independent third-party appraisals in the determination of the fair value of acquired assets.

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

Direct costs related to the acquisitions were expensed as incurred. The Company recorded acquisition costs related to FCB of $2,296,000 during the year ended December 31, 2022. Acquisition costs included professional fees and data processing expenses incurred related to the acquisitions.

Operations of acquired entities have been included in the consolidated financial statements since date of acquisition. The Company does not consider them as separate reporting segments and does not track the amount of revenues and net income attributable since acquisition. As such, it is impracticable to determine such amounts for the period from acquisition through December 31, 2022.

The accompanying consolidated statements of income include the results of operations of FCB since the April 30, 2022 acquisition date. The following table presents unaudited pro forma results of operations for the year ended December 31, 2022 as if the acquisition had occurred on January 1, 2022. This pro forma information gives the effect to certain adjustments, including purchase accounting fair value adjustments and amortization of the core deposit intangible asset. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company purchased and assumed the assets and liabilities of FCB on January 1, 2022. Cost savings are also not reflected in the unaudited pro forma amounts for the year ended December 31, 2022.

Year Ended
December 31, 2021
(Dollars in Thousands,
Except Per Share Data)
Pro forma net income(1)
Net interest income after loan loss provision	$59,016
Noninterest income	54,142
Noninterest expense	87,381
Income before income taxes	25,777
Income tax provision	6,444
Net income	$19,333

Pro forma earnings per common share(1)
Basic earnings per common share	$2.91
Diluted earnings per common share	$2.90

Weighted average shares outstanding, basic	6,653,935
Weighted average shares outstanding, diluted	6,655,735

 (1) Significant assumptions utilized include the acquisition costs noted above and a 25.00% effective tax rate.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	Investment Securities

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale:
U.S. government and agency obligations	$2,575	$2	$(187)	$2,390
U.S. treasury obligations	58,715	-	(6,764)	51,951
Municipal obligations	190,811	77	(18,039)	172,849
Corporate obligations	7,240	1	(251)	6,990
Mortgage-backed securities	31,553	-	(1,900)	29,653
Collateralized mortgage obligations	90,812	-	(8,681)	82,131
Asset-backed securities	3,569	-	(38)	3,531
Total	$385,275	$80	$(35,860)	$349,495

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale:
U.S. government obligations	$1,618	$15	$-	$1,633
U.S. treasury obligations	52,707	580	(104)	53,183
Municipal obligations	119,381	4,616	(330)	123,667
Corporate obligations	9,251	103	(18)	9,336
Mortgage-backed securities	14,662	92	(118)	14,636
Collateralized mortgage obligations	63,286	416	(635)	63,067
Asset-backed securities	5,617	123	-	5,740
Total	$266,522	$5,945	$(1,205)	$271,262

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	Investment Securities – continued

Proceeds from sales of available-for-sale securities and the associated gross realized gains and losses were as follows:

	Years Ended
	December 31,
	2022	2021
	(In Thousands)

Proceeds from sale of available-for-sale securities	$43,794	$4,921

Gross realized gain on sale of available-for-sale securities	$-	$23
Gross realized loss on sale of available-for-sale securities	(6)	-
Net realized gain on sale of available-for-sale securities	$(6)	$23

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2022
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$14,253	$14,197
Due from one to five years	18,962	18,545
Due from five to ten years	92,716	81,316
Due after ten years	136,979	123,653
	262,910	237,711

Mortgage-backed securities	31,553	29,653
Collateralized mortgage obligations	90,812	82,131
Total	$385,275	$349,495

At December 31, 2022 and 2021, securities with a fair value of $58,942,000 and $22,245,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	Investment Securities – continued

The Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months were as follows:

	December 31, 2022
	Less than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency obligations	$1,773	$(187)	$-	$-
U.S. treasury obligations	10,969	(196)	40,982	(6,568)
Municipal obligations	128,036	(8,781)	33,092	(9,258)
Corporate obligations	4,994	(246)	995	(5)
Mortgage-backed securities and collateralized mortgage obligations	67,310	(3,647)	44,444	(6,934)
Asset-backed securities	3,531	(38)	-	-
Total	$216,613	$(13,095)	$119,513	$(22,765)

	December 31, 2021
	Less than 12 months		12 months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency obligations	$-	$-	$-	$-
U.S. treasury obligations	19,301	(104)	-	-
Municipal obligations	17,973	(330)	-	-
Corporate obligations	2,982	(18)	-	-
Mortgage-backed securities and collateralized mortgage obligations	50,002	(741)	1,296	(12)
Asset-backed securities	-	-	-	-
Total	$90,258	$(1,193)	$1,296	$(12)

Unrealized losses associated with investments are believed to be caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. The Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. Based on the Company’s evaluation of these securities, no other-than-temporary impairment was recorded for the year ended December 31, 2022, or 2021. As of December 31, 2022 and 2021, there were, respectively, 388 and 43 securities in unrealized loss positions that were considered to be temporarily impaired and therefore an impairment charge has not been recorded.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans

Loans receivable consisted of the following:

	December 31,
	2022	2021
	(In Thousands)
Real estate loans:
Residential 1-4 family	$195,703	$146,815
Commercial real estate	826,549	569,976

Other loans:
Home equity	74,271	51,748
Consumer	27,609	18,455
Commercial	231,291	147,870

Total	1,355,423	934,864

Deferred loan fees, net	(1,745)	(1,725)
Allowance for loan losses	(14,000)	(12,500)
Total loans, net	$1,339,678	$920,639

Included in the above are loans guaranteed by U.S. government agencies totaling $24,605,000 and $25,730,000 at December 31, 2022 and  December 31, 2021, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

Allowance for loan losses activity was as follows:

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Balance, January 1, 2022	$1,596	$7,470	$533	$365	$2,536	$12,500
Charge-offs	(199)	-	(32)	(31)	(299)	(561)
Recoveries	4	30	-	4	22	60
Provision	71	1,537	8	4	381	2,001
Balance, December 31, 2022	$1,472	$9,037	$509	$342	$2,640	$14,000

Balance, December 31, 2022 allocated to loans individually evaluated for impairment	$-	$-	$-	$-	$150	$150

Balance, December 31, 2022 allocated to loans collectively evaluated for impairment	$1,472	$9,037	$509	$342	$2,490	$13,850

Loans receivable:
Balance, December 31, 2022	$195,703	$826,549	$74,271	$27,609	$231,291	$1,355,423

Balance, December 31, 2022 of loans individually evaluated for impairment	$483	$4,368	$107	$25	$1,719	$6,702

Balance, December 31, 2022 of loans collectively evaluated for impairment	$195,220	$822,181	$74,164	$27,584	$229,572	$1,348,721

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Balance, January 1, 2021	$1,506	$6,951	$515	$364	$2,264	$11,600
Charge-offs	-	(35)	-	(16)	(6)	(57)
Recoveries	-	21	-	8	67	96
Provision	90	533	18	9	211	861
Balance, December 31, 2021	$1,596	$7,470	$533	$365	$2,536	$12,500

Balance, December 31, 2021 allocated to loans individually evaluated for impairment	$199	$-	$-	$-	$401	$600

Balance, December 31, 2021 allocated to loans collectively evaluated for impairment	$1,397	$7,470	$533	$365	$2,135	$11,900

Loans receivable:
Balance, December 31, 2021	$146,815	$569,976	$51,748	$18,455	$147,870	$934,864

Balance, December 31, 2021 of loans individually evaluated for impairment	$953	$3,654	$115	$62	$2,275	$7,059

Balance, December 31, 2021 of loans collectively evaluated for impairment	$145,862	$566,322	$51,633	$18,393	$145,595	$927,805

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

Internal classification of the loan portfolio was as follows:

	December 31, 2022
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$135,079	$515	$353	$-	$-	$135,947
Residential 1-4 family construction	59,756	-	-	-	-	59,756
Commercial real estate	520,505	16,833	1,732	-	-	539,070
Commercial construction and development	150,101	1,044	-	-	-	151,145
Farmland	131,646	2,232	2,456	-	-	136,334
Other loans:
Home equity	74,147	-	124	-	-	74,271
Consumer	27,560	10	39	-	-	27,609
Commercial	125,035	1,476	736	8	-	127,255
Agricultural	101,441	311	2,182	102	-	104,036
Total	$1,325,270	$22,421	$7,622	$110	$-	$1,355,423

	December 31, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$100,680	$-	$301	$199	$-	$101,180
Residential 1-4 family construction	45,298	-	337	-	-	45,635
Commercial real estate	406,896	1,527	2,145	-	-	410,568
Commercial construction and development	92,403	-	-	-	-	92,403
Farmland	65,037	177	1,744	47	-	67,005
Other loans:
Home equity	51,614	-	134	-	-	51,748
Consumer	18,392	-	63	-	-	18,455
Commercial	100,881	130	524	-	-	101,535
Agricultural	44,550	332	1,444	9	-	46,335
Total	$925,751	$2,166	$6,692	$255	$-	$934,864

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

The following tables include information regarding delinquencies within the loan portfolio.

	December 31, 2022
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$1,798	$330	$2,128	$483	$133,336	$135,947
Residential 1-4 family construction	500	-	500	-	59,256	59,756
Commercial real estate	780	-	780	350	537,940	539,070
Commercial construction and development	-	-	-	-	151,145	151,145
Farmland	1,620	-	1,620	754	133,960	136,334
Other loans:
Home equity	226	-	226	107	73,938	74,271
Consumer	93	-	93	25	27,491	27,609
Commercial	597	746	1,343	44	125,868	127,255
Agricultural	-	-	-	1,535	102,501	104,036
Total	$5,614	$1,076	$6,690	$3,298	$1,345,435	$1,355,423

	December 31, 2021
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$21	$-	$21	$616	$100,543	$101,180
Residential 1-4 family construction	-	-	-	337	45,298	45,635
Commercial real estate	788	-	788	497	409,283	410,568
Commercial construction and development	-	-	-	-	92,403	92,403
Farmland	61	-	61	1,630	65,314	67,005
Other loans:
Home equity	-	-	-	115	51,633	51,748
Consumer	55	-	55	62	18,338	18,455
Commercial	6	-	6	516	101,013	101,535
Agricultural	-	-	-	1,718	44,617	46,335
Total	$931	$-	$931	$5,491	$928,442	$934,864

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

The following tables include information regarding impaired loans.

	December 31, 2022
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
	(In Thousands)
Real estate loans:
Residential 1-4 family	$483	$585	$-	$550
Residential 1-4 family construction	-	-	-	169
Commercial real estate	3,614	3,697	-	2,818
Commercial construction and development	-	-	-	-
Farmland	754	866	-	1,192
Other loans:
Home equity	107	133	-	111
Consumer	25	30	-	44
Commercial	184	232	35	350
Agricultural	1,535	1,633	115	1,647
Total	$6,702	$7,176	$150	$6,881

	December 31, 2021
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
	(In Thousands)
Real estate loans:
Residential 1-4 family	$616	$703	$199	$910
Residential 1-4 family construction	337	387	-	337
Commercial real estate	2,024	2,078	-	2,143
Commercial construction and development	-	-	-	25
Farmland	1,630	1,721	-	1,937
Other loans:
Home equity	115	139	-	113
Consumer	62	73	-	107
Commercial	516	639	101	527
Agricultural	1,759	1,862	300	1,731
Total	$7,059	$7,602	$600	$7,830

Interest income recognized on impaired loans for the years ended December 31, 2022 and 2021 is considered insignificant. Interest payments received on a cash basis related to impaired loans were $415,000 and $405,000 at  December 31, 2022 and 2021, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

As of December 31, 2022 and 2021, TDR loans totaled $4,502,000 and $2,224,000, respectively.

During the year ended December 31, 2022, there were eight new TDR loans. Four of the eight loans were commercial real estate loans and the recorded investments at time of restructure were $471,000, $1,552,000, $812,000 and $429,000. No charge-offs were incurred and the loans are on accrual status. Two of the loans were commercial loans and the recorded investments at time of restructure were $6,000 and $134,000. No charge-offs were incurred and the loans are on accrual status.  The remaining two loans were agricultural loans and the recorded investments at time of restructure were $145,000 and $331,000. No charge-offs were incurred and the loans are on nonaccrual status.

During the year ended December 31, 2021, there were four new TDR loans. Three of the four loans were farmland loans, and the recorded investments at time of restructure were $180,000, $391,000 and $70,000.  The fourth loan was a commercial real estate loan, and the recorded investment at the time of restructure was $115,000. The commercial real estate loan was paid off during the year ended  December 31, 2021. At December 31, 2021, the recorded investments for the remaining farmland loans were $180,000, $391,000 and $70,000, respectively. No charge-offs were incurred for the remaining loans and they continue to be on nonaccrual status. The recorded investments for the farmland loans at December 31, 2022 were $180,000, $366,000 and $65,000, respectively.

There were two farmland loans modified as TDRs that defaulted during the year ended December 31, 2022 where the default occurred within 12 months of restructuring. However, subsequent payments were made and the loans are no longer in default as of December 31, 2022.

As of December 31, 2022, the Company had no commitments to lend additional funds to loan customers whose terms had been modified in troubled debt restructures.

Loans are granted to directors and officers of the Company in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons.

Loans receivable (including loans sold and serviced for others) from related parties, including directors and executive officers were as follows:

(In Thousands)
Balance, January 1, 2021	$2,363
Principal additions	1,487
Principal payments	(1,925)
Balance, December 31, 2021	$1,925
Principal additions	241
Principal payments	(282)
Balance, December 31, 2022	$1,884

	December 31,
	2022	2021
	(In Thousands)

Loans serviced, for the benefit of others, for directors, executive officers and their related parties	$1,480	$1,583

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

	Years Ended
	December 31,
	2022	2021
	(In Thousands)

Interest income from loans owned for directors, executive officers and their related parties	$67	$20

NOTE 5:	Mortgage Servicing Rights

The Company is servicing mortgage loans for the benefit of others which are not included in the consolidated statements of financial condition and have unpaid principal balances of $2,022,066,000 and $1,835,561,000 at December 31, 2022 and 2021, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $4,839,000 and $4,101,000 for the years ended December 31, 2022 and 2021, respectively. These fees, net of amortization, are included in mortgage banking, net which is a component of noninterest income on the consolidated statements of income.

Custodial balances maintained in connection with the foregoing loan servicing are included in noninterest checking deposits and were $11,912,000 and $11,613,000 at December 31, 2022 and 2021, respectively.

The following table is a summary of activity in mortgage servicing rights:

	Years Ended
	December 31,
	2022	2021
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$13,749	$10,897
Mortgage servicing rights capitalized	3,781	6,561
Amortization of mortgage servicing rights	(2,118)	(3,709)
Ending balance	15,412	13,749
Valuation allowance:
Beginning balance	(56)	(792)
Recovery (impairment) of mortgage servicing rights	56	736
Ending balance	-	(56)
Mortgage servicing rights, net	$15,412	$13,693

Recovery of servicing rights is included in other noninterest expense on the consolidated statements of income.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Mortgage Servicing Rights – continued

The fair values of these rights were $19,288,000 and $14,686,000 at December 31, 2022 and 2021, respectively. The fair value of servicing rights was determined at loan level, depending on the interest rate and term of the specific loan, using the following valuation assumptions:

	December 31,
	2022	2021
Key assumptions:
Discount rate	12%	12%
Prepayment speed range	116-210%	184-265%
Weighted average prepayment speed	131%	204%

NOTE 6:	Premises and Equipment

The cost and accumulated depreciation of premises and equipment was as follows:

	December 31,
	2022	2021
	(In Thousands)
Land	$13,070	$9,656
Buildings and improvements	66,371	52,469
Furniture and equipment	15,575	13,305
Construction in progress	10,435	8,911
	105,451	84,341
Accumulated depreciation	(24,088)	(20,512)
Premises and equipment, net, excluding right-of-use assets	81,363	63,829
Right-of-use assets	2,960	3,437
Premises and equipment, net	$84,323	$67,266

Depreciation expense was $3,576,000 and $2,917,000 for the years ended December 31, 2022 and 2021, respectively.

The Company leases four full-service branch locations, and two administrative office locations under various operating lease agreements. Leases with a lease term of 12 months at commencement are not recorded on the statements of financial position. The Company’s leases have maturities ranging from 2023 to 2028, some of which include lessee options to extend the leases for up to 10 years.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:	Premises and Equipment – continued

The following table summarizes the Company’s leases:

	December 31
	2022	2021
	(In Thousands)
Right-of-use assets, net of amortization	$2,960	$3,437
Lease liabilities	1,984	2,292
Weighted average remaining lease term (years)	5.12	6.05
Weighted average discount rate	2.70%	2.45%

The components of lease cost, which were included in occupancy and equipment expense on the consolidated statements of income, were as follows:

	December 31
	2022	2021
	(In Thousands)
Operating lease cost	$734	$679
Short-term lease cost	1,767	40
Total lease cost	$2,501	$719

The following table presents the maturities of lease liabilities at December 31, 2022 for future periods:

(In Thousands)
2023	$531
2024	368
2025	342
2026	342
2027	298
Thereafter	238
Total lease payments	2,119
Less imputed interest	(135)
Present value of lease liabilities	$1,984

The Company also leases office space to third parties through operating leases. The rent income from these leases for the years ending  December 31, 2022 and 2021 was not significant.

-
34 -

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:	Other Intangible Assets

The components of core deposit intangible assets were as follows:

	December 31,
	2022	2021
	(In Thousands)
Core deposit intangible	$11,840	$4,836
Accumulated amortization	(4,381)	(3,056)
Core deposit intangible, net	$7,459	$1,780

Core deposit intangible assets are amortized on an accelerated basis over their estimated life of 10 years. Amortization expense related to intangible assets was $1,325,000 and $563,000 for the years ended December 31, 2022 and 2021. The estimated aggregate future amortization expense for core deposit intangible assets remaining as of December 31, 2022 was as follows:

Years ending December 31:	(In Thousands)
2023	$1,578
2024	1,382
2025	1,185
2026	989
2027	792
Thereafter	1,533
Total	$7,459

NOTE 8:	Deposits

Deposits are summarized as follows:

	December 31,
	2022		2021
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Noninterest checking	$468,955	0.00%	$368,846	0.00%
Interest-bearing checking	252,922	0.11	203,410	0.02
Savings	273,790	0.06	223,069	0.06
Money market	387,947	1.12	277,469	0.25
Time certificates of deposits	251,658	1.41	149,755	0.39
Total	$1,635,272	0.50%	$1,222,549	0.12%

Time certificates of deposits include $247,000 and $0 related to fixed rate brokered certificates through the Certificate of Deposit Account Registry Services ("CDARS") at December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021, the Company held $642,017,000 and $444,891,000, respectively, in deposit accounts that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) requirements of $250,000 and greater.

Time certificates of deposits with balances of $250,000 and greater were $65,203,000 and $24,472,000 at December 31, 2022 and 2021, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:	Deposits – continued

At December 31, 2022, the scheduled maturities of time deposits were as follows:

Years ending December 31:	(In Thousands)
2023	$199,186
2024	40,238
2025	4,134
2026	4,403
2027	3,693
Thereafter	4
Total	$251,658

Interest expense on deposits was as follows:

	Years Ended
	December 31,
	2022	2021
	(In Thousands)
Checking	$173	$47
Savings	99	78
Money market	1,711	545
Time certificates of deposits	1,141	804
Total	$3,124	$1,474

At December 31, 2022 and 2021, the Company reclassified $436,000 and $178,000, respectively, in overdrawn deposits as loans.

Related party deposits, including directors’ and executive officers’ deposit accounts at December 31, 2022 and 2021 were $5,326,000 and $7,554,000, respectively.

NOTE 9:	Advances from the Federal Home Loan BankandOther Borrowings

At December 31, 2022, advances from the FHLB of Des Moines and other borrowings mature as follows:

Years ending December 31:	(In Thousands)
2023	$69,394
2024	-
2025	-
2026	-
2027	-
Thereafter	-
Total	$69,394

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:	Advances from the Federal Home Loan Bank and Other Borrowings – continued

Federal Home Loan Bank Advances

FHLB advances include both fixed and amortizing advances. Fixed advances are due at maturity. Advances are subject to prepayment penalties. Interest rates on these advances are fixed. Advances are collateralized by a blanket pledge of the Bank’s loan portfolio. The Company’s investment in FHLB stock is also pledged as collateral on these advances. The total FHLB funding available to the Company at December 31, 2022, was 45.00% of total Bank assets as determined by FHLB, or approximately $860,071,000. The balance of advances was $69,394,000 and $5,000,000 at December 31, 2022 and 2021, respectively. The Bank also has a contingent letter of credit with FHLB for $520,000 at both  December 31, 2022 and 2021.

Other Borrowings

During the year ended December 31, 2021, Eagle established a $10,000,000 line of credit with Bell Bank. The balance of this line of credit was $0 at both December 31, 2022 and 2021.

Federal Funds Purchased

At  December 31, 2022, the Bank had $85,000,000 in Federal funds lines of credit with unaffiliated institutions, including Pacific Coast Bankers Bank ("PCBB"), PNC Financial Services Group, Inc. ("PNC"), United Bankers' Bank ("UBB") and Texas Independent Bank ("TIB"). The balance of these lines of credit was $0 at both  December 31, 2022 and 2021.

The Bank had a $20,000,000 Federal funds line of credit with Zions Bank, which terminated during the year ended December 31, 2021.

All Borrowings Outstanding

For all borrowings outstanding the weighted average interest rate for advances at December 31, 2022 and 2021 was 4.52% and 1.81%, respectively. The average amount outstanding was $14,518,000 and $9,410,000 for 2022 and 2021, respectively. The maximum amount outstanding at any month-end was $69,394,000 and $16,917,000 for 2022 and 2021, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:	Other Long-Term Debt

Other long-term debt consisted of the following:

	December 31,
	2022		2021
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)

Senior notes fixed at 5.75%, due 2022	$-	$-	$10,000	$(4)
Subordinated debentures fixed at 5.50% to floating, due 2030	15,000	(249)	15,000	(282)
Subordinated debentures fixed at 3.50% to floating, due 2032	40,000	(1,062)	-	-
Subordinated debentures variable at 3-Month Libor plus 1.42%, due 2035	5,155	-	5,155	-
Total other long-term debt	$60,155	$(1,311)	$30,155	$(286)

In January 2022, the Company completed the issuance of $40,000,000 in aggregate principal amount of subordinated notes due in 2032 in a private placement transaction to certain institutional accredited investors and qualified buyers. The notes bear interest at an annual fixed rate of 3.50% payable semi-annually. Starting February 1, 2027, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be three-month term SOFR plus a spread of 218.0 basis points, payable quarterly. The notes are subject to redemption at the option of the Company on or after February 1, 2027. The subordinated debentures qualify as Tier 2 capital for regulatory capital purposes. A portion of the net proceeds were used to redeem the $10,000,000 senior notes due in February 2022.

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

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders on December 15, 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at 3-Month LIBOR plus 1.42%, making the rate 6.20% and 1.63% as of December 31, 2022 and 2021, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date. The subordinated debentures qualify as Tier 1 capital for regulatory capital purposes.

For 2022 and 2021, interest expense on all other long-term debt was $2,512,000 and $1,558,000, respectively, which includes $134,000 and $78,000 in amortization for debt issuance costs, respectively. Debt issuance costs consisting primarily of underwriting discounts and professional fees were capitalized and are being amortized through maturity to interest expense using the straight-line method.

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

Commitments to extend credit are agreements to lend to a customer as long as the borrower satisfies the Bank’s underwriting standards and related provisions of the borrowing agreements. Commitments generally have fixed expiration dates or other termination clauses. The Bank uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments. Collateral is required for substantially all loans, and normally consists of real property. The Bank’s experience has been that substantially all loan commitments are completed or terminated by the borrower within 3 to 12 months.

Commitments are summarized as follows:

	December 31,
	2022	2021
	(In Thousands)
Commitments to extend credit	$367,494	$252,485
Letters of credit	10,563	4,129

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:	Commitments and Contingencies – continued

Employment Contracts

The Company has entered into change of control agreements with its executive officers other than the Chief Executive Officer. The change in control agreements provide a double trigger benefit equal to the sum of the executive’s annual salary and incentive bonus for the most recently completed year. The benefits are payable in the event that four months prior to, in connection with or within 18 months after a change in control the executive’s employment is terminated without cause or if the executive resigns for good reason. The change in control agreements are for two years, renewing automatically for successive one-year periods unless Eagle or the executive provide written notice of nonrenewal 60 days before the contract anniversary date. If the officer timely and properly elects health continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA"), the Bank will pay the Executive's monthly COBRA premium paid for himself/herself and his/her dependents for all applicable group health plan benefits until the earliest of (i) the expiration of twelve months of coverage, (ii) the date the executive is no longer eligible to receive COBRA continuation coverage, and (iii) the date on which the executive receives or becomes eligible to receive substantially similar coverage from another employer or source.

Legal Proceedings

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s financial statements.

NOTE 12:	Income Taxes

The components of the Company’s income tax provision (benefit) were as follows:

	Years Ended
	December 31,
	2022	2021
	(In Thousands)
Current
U.S. federal	$535	$2,717
Montana	543	1,112
Total current income tax provision	1,078	3,829
Deferred
U.S. federal	1,650	825
Montana	419	209
Total deferred income tax provision	2,069	1,034
Total income tax provision	$3,147	$4,863

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:	Income Taxes – continued

The nature and components of deferred tax assets and liabilities were as follows:

	December 31,
	2022	2021
	(In Thousands)
Deferred tax assets:
Loans receivable	$3,687	$3,292
Deferred loan fees	460	454
Lease liability	523	604
Deferred compensation	1,817	1,495
Employee benefits	533	435
Unrealized losses on securities available-for-sale	9,423	-
Acquisition costs	167	202
Acquisition fair value adjustments	3,513	345
Other	257	903
Total deferred tax assets	20,380	7,730
Deferred tax liabilities:
Premises and equipment	757	891
Right-of-use asset	779	905
FHLB stock	130	25
Mortgage servicing rights	4,059	3,606
Unrealized gains on securities available-for-sale	-	1,247
Goodwill	1,242	1,119
Intangibles	1,964	464
Other	641	121
Total deferred tax liabilities	9,572	8,378
Net deferred tax asset (liability)	$10,808	$(648)

The Company believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:	Income Taxes – continued

A reconciliation of the Company’s effective income tax provision (benefit) to the statutory federal income tax rate was as follows:

	Years Ended
	December 31,
	2022		2021
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income
	(Dollars in Thousands)
Federal income taxes at the statutory rate	$2,908	21.00%	$4,049	21.00%
State income taxes	738	5.33	1,047	5.43
Tax-exempt interest income	(605)	-4.37	(292)	-1.51
Transaction costs	241	1.74	160	0.83
Income from bank-owned life insurance	(217)	-1.57	(151)	-0.78
Other, net	82	0.60	50	0.25
Actual tax expense and effective tax rate	$3,147	22.73%	$4,863	25.22%

NOTE 13:	Accumulated Other Comprehensive Income (Loss)

The following table includes information regarding the activity in accumulated other comprehensive income (loss):

Unrealized
Gains (Losses)
on Securities
Available for Sale
(In Thousands)
Balance, January 1, 2022	$3,493
Other comprehensive loss, before reclassifications and income taxes	(40,526)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	6
Income tax benefit	10,670
Total other comprehensive loss	(29,850)
Balance, December 31, 2022	$(26,357)

Balance, January 1, 2021	$5,851
Other comprehensive loss, before reclassifications and income taxes	(3,178)
Amounts reclassified from accumulated other comprehensive income, before income taxes	(23)
Income tax benefit	843
Total other comprehensive loss	(2,358)
Balance, December 31, 2021	$3,493

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14:	Earnings Per Common Share

The computations of basic and diluted earnings per common share are below.

	Years Ended
	December 31,
	2022	2021
	(Dollars in Thousands, Except for Per Share Data)
Basic weighted average shares outstanding	7,376,275	6,653,935
Dilutive effect of stock compensation	9,978	1,800
Diluted weighted average shares outstanding	7,386,253	6,655,735

Net income available to common shareholders	$10,701	$14,419

Basic earnings per common share	$1.45	$2.17

Diluted earnings per common share	$1.45	$2.17

There were an insignificant number of weighted average shares outstanding that were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive for the year ended December 31, 2022. There were no anti-dilutive shares at December 31, 2021.

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

Management believes that, as of December 31, 2022 , the Company and the Bank meet all capital adequacy requirements.

As of December 31, 2022, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Banks’s category. The Company's and the Bank’s actual capital amounts and ratios as of December 31, 2022 are presented in the table below and all of the ratios, with the exception of the Tier 1 capital to adjusted total average assets ratio, include the capital conservation buffer of 2.50%:

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2022:
Total risk-based capital to risk weighted assets
Consolidated	$219,595	14.10%	$163,560	10.50%	N/A	N/A
Bank	202,905	13.04	163,444	10.50	155,661	10.00%

Tier 1 capital to risk weighted assets
Consolidated	150,595	9.67	132,406	8.50	N/A	N/A
Bank	188,905	12.14	132,312	8.50	124,529	8.00

Common equity Tier 1 capital to risk weighted assets
Consolidated	145,594	9.35	109,040	7.00	N/A	N/A
Bank	188,905	12.14	108,962	7.00	101,179	6.50

Tier 1 capital to adjusted total average assets
Consolidated	150,595	7.78	77,422	4.00	N/A	N/A
Bank	188,905	9.82	76,947	4.00	96,184	5.00

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:	Capital Management and Regulatory Matters – continued

The Company's and the Bank’s actual capital amounts and ratios as of December 31, 2021 are presented in the table below and all of the ratios, with the exception of the Tier 1 capital to adjusted total average assets ratio, include the capital conservation buffer of 2.50%.

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2021:
Total risk-based capital to risk weighted assets
Consolidated	$164,639	15.18%	$113,904	10.50%	N/A	N/A
Bank	165,786	15.32	113,591	10.50	108,182	10.00%

Tier 1 capital to risk weighted assets
Consolidated	137,139	12.64	92,208	8.50	N/A	N/A
Bank	153,286	14.17	91,955	8.50	86,546	8.00

Common equity Tier 1 capital to risk weighted assets
Consolidated	132,139	12.18	75,936	7.00	N/A	N/A
Bank	153,286	14.17	75,727	7.00	70,318	6.50

Tier 1 capital to adjusted total average assets
Consolidated	137,139	9.75	56,290	4.00	N/A	N/A
Bank	153,286	10.96	55,929	4.00	69,911	5.00

Dividend Limitations

Under State of Montana banking regulation, member banks such as the Bank generally may declare annual cash dividends up to an amount equal to the previous two years’ net earnings. Dividends in excess of such amount require approval of the Division of Banking. The Bank paid dividends of $0 and $5,800,000 during the years ended December 31, 2022 and 2021, respectively, to Eagle. Eagle paid dividends of $0.525 and $0.445 per share to its shareholders during the years ended  December 31, 2022 and 2021, respectively.

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

Stock Repurchase Program

On April 21, 2022, Eagle's Board of Directors (the "Board") authorized the repurchase of up to 400,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. There are 288,875 shares available to be repurchased under this plan as of  December 31, 2022. The plan expires on April 21, 2023.

On July 22, 2021, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchased its shares and the timing of such repurchase depended upon market conditions and other corporate considerations. No shares were purchased during the year ended December 31, 2021 under this plan. The Company repurchased the total authorized amount of 100,000 shares during the first quarter of 2022. The plan expired on July 22, 2022.

On July 23, 2020, the Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchased its shares and the timing of such repurchase depended upon market conditions and other corporate considerations. No shares were purchased during the year ended December 31, 2021 under this plan. The plan expired on July 23, 2021.

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

Profit Sharing Plan

The Company provides a noncontributory profit sharing plan for eligible employees who have completed one year of service. The amount of the Company’s annual contribution is determined by the Board. Profit sharing expense was $1,365,000 and $1,183,000 for the years ended December 31, 2022 and 2021, respectively.

The Company’s profit sharing plan includes a 401(k) feature. At the discretion of the Board, the Company may match up to 50.00% of participants’ contributions up to a maximum of 4.00% of participants’ salaries. For the years ended December 31, 2022 and 2021, the Company’s match totaled $575,000 and $569,000, respectively.

Deferred Compensation Plans

The Company has entered into deferred compensation contracts with current key employees. The contracts provide fixed benefits payable in equal annual installments upon retirement. The Company purchased life insurance contracts that may be used to fund the payments. The charge to expense is based on the present value computations of anticipated liabilities. For the years ended December 31, 2022 and 2021, the total expense was $1,039,000 and $760,000, respectively. The Company recorded a liability for the deferred compensation plan of $6,410,000 and $5,215,000 at December 31, 2022 and 2021, respectively, which are included in accrued expenses and other liabilities in the consolidated statements of financial condition.

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

Employee Stock Ownership Plan – continued

Total ESOP expenses of $359,000 and $520,000 were recognized for the years ended December 31, 2022 and 2021, respectively.

The following table shows the components of the ESOP shares:

	December 31,
	2022	2021

Allocated shares	235,340	225,947
Unallocated shares	215,912	239,902
Total ESOP shares	451,252	465,849

Fair value of unallocated shares (in thousands)	$3,489	$5,513

Stock Incentive Plans

The Company adopted the stock incentive plan on November 1, 2011. This plan provides for different types of awards including stock options, restricted stock and performance shares. Under this plan, awards of Eagle's common stock may be made to eligible directors, officers and employees. This plan was amended during 2015, 2017, 2020 and 2022 and increased the maximum number of shares of restricted stock for issuance under this plan to 393,571. The number of shares of restricted stock available to award under this plan was 109,732 as of December 31, 2022.

The following table shows the activity of the restricted stock awards granted under this plan:

Number of
Shares

Unvested awards as of January 1, 2021	58,337
Awards granted	43,515
Awards vested	(16,084)
Awards forfeited	(3,816)
Unvested awards as of December 31, 2021	81,952
Awards granted	13,450
Awards vested	(23,983)
Awards forfeited	(1,058)
Unvested awards as of December 31, 2022	70,361

At December 31, 2022, the Company has unrecognized expense of approximately $1,395,000 for this plan, which it expects to recognize ratably through November 2027. This plan also includes shares of stock which may be issued for awards of stock options totaling 246,427. However, no stock options have been awarded under this plan.

The Company established a nonemployee director award plan effective April 23, 2020. Under this plan, awards of Eagle's common stock may be made to eligible directors. The maximum number of shares of restricted stock for issuance under this plan is 13,000. The number of shares of restricted stock available to award under this plan was 688 as of December 31, 2022.

The following table shows the activity of the restricted stock awards granted under this plan:

Number of
Shares

Unvested awards as of January 1, 2021	2,024
Awards granted	1,768
Awards vested	(2,024)
Awards forfeited	-
Unvested awards as of December 31, 2021	1,768
Awards granted	8,520
Awards vested	(1,768)
Awards forfeited	-
Unvested awards as of December 31, 2022	8,520

At December 31, 2022, the Company has unrecognized expense of approximately $133,000 for this plan, which it expects to recognize ratably through November 2023.

The Company recognized total compensation expense of $491,000 and $439,000 for these plans during the years ended December 31, 2022 and 2021, respectively.

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

Derivatives are summarized as follows:

	December 31, 2022			December 31, 2021
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$18,603	$-	$81	$84,674	$1,218	$-
Forward TBA mortgage-backed securities	13,000	11	-	51,000	-	94

Changes in the fair value of the derivatives are recorded in mortgage banking, net within noninterest income on the consolidated statements of income. A net loss of $1,194,000 and $3,836,000 was recorded for the years ended  December 31, 2022 and 2021, respectively.

NOTE 18:	Fair Value of Financial Instruments

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

Real Estate and Other Repossessed Assets – Fair values are determined at the time the loan is foreclosed upon and the asset is transferred from loans. The value is based primarily on third-party appraisals, less costs to sell and are considered Level 3 inputs for determining fair value. Repossessed assets are reviewed and evaluated periodically for additional impairment and adjusted accordingly.

Mortgage Servicing Rights – The fair value of mortgage servicing rights are estimated using present value of expected cash flows based on a third-party model that incorporated industry assumptions and is adjusted for factors such as prepayment speeds and are considered level 3 inputs.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:	Fair Value of Financial Instruments – continued

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency obligations	$-	$2,390	$-	$2,390
U.S. treasury obligations	51,951	-	-	51,951
Municipal obligations	-	172,849	-	172,849
Corporate obligations	-	6,990	-	6,990
Mortgage-backed securities	-	29,653	-	29,653
Collateralized mortgage obligations	-	82,131	-	82,131
Asset-backed securities	-	3,531	-	3,531
Loans held-for-sale	-	8,250	-	8,250
Forward TBA mortgage-backed securities	-	11	-	11
Financial liabilities:
Interest rate lock commitments	-	-	81	81

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government obligations	$-	$1,633	$-	$1,633
U.S. treasury obligations	53,183	-	-	53,183
Municipal obligations	-	123,667	-	123,667
Corporate obligations	-	9,336	-	9,336
Mortgage-backed securities	-	14,636	-	14,636
Collateralized mortgage obligations	-	63,067	-	63,067
Asset-backed securities	-	5,740	-	5,740
Loans held-for-sale	-	25,819	-	25,819
Interest rate lock commitments	-	-	1,218	1,218
Financial liabilities:
Forward TBA mortgage-backed securities	-	94	-	94

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:	Fair Value of Financial Instruments – continued

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

The following tables summarize financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$281	$281
Real estate and other repossessed assets	-	-	-	-
Mortgage servicing rights	-	-	1,346	1,346

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans	$-	$-	$376	$376
Real estate and other repossessed assets	-	-	4	4
Mortgage servicing rights	-	-	14,686	14,686

The following table represents the Bank's financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the valuation techniques used to measure the fair value of those assets and liabilities, and the significant unobservable inputs and the ranges of values for those inputs:

	Principal	Significant	Range of
	Valuation	Unobservable	Significant Input
Instrument	Technique	Inputs	Values

Impaired loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	10 - 30%
Real estate and other repossessed assets	Fair value of collateral	Discount applied to the obtained appraisal	10 - 30%
Mortgage servicing rights	Discounted cash flows	Discount rate	10 - 15%
		Prepayment speeds	110-265%
Interest rate lock commitments	Internal pricing model	Pull-through expectations	80 - 95%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:	Fair Value of Financial Instruments – continued

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the year ended  December 31, 2022.

	December 31, 2022	December 31, 2021
	Interest Rate Lock Commitments
	(In Thousands)
Balance, January 1, 2022	$1,218	$6,017
Purchases and issuances	227	12,408
Sales and settlements	(1,526)	(17,207)
Balance, December 31, 2022	$(81)	$1,218
Unrealized losses relating to items held at end of period	$(1,299)	$(4,799)

The tables below summarize the estimated fair values of financial instruments of the Company, whether or not recognized at fair value on the consolidated statements of condition. The tables are followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

	December 31, 2022
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$21,811	$-	$-	$21,811	$21,811
FHLB stock	-	5,089	-	5,089	5,089
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,322,814	1,322,814	1,353,678
Accrued interest and dividends receivable	11,284	-	-	11,284	11,284
Mortgage servicing rights	-	-	19,288	19,288
Financial liabilities:
Non-maturing interest-bearing deposits	-	914,659	-	914,659	914,659
Noninterest-bearing deposits	468,955	-	-	468,955	468,955
Time certificates of deposit	-	-	246,348	246,348	251,658
Accrued expenses and other liabilities	26,377	-	-	26,377	26,377
FHLB advances and other borrowings	-	-	69,373	69,373	69,394
Other long-term debt	-	-	56,721	56,721	60,155

	December 31, 2021
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$61,434	$-	$-	$61,434	$61,434
FHLB stock	-	1,702	-	1,702	1,702
FRB stock	-	2,974	-	2,974	2,974
Loans receivable, gross	-	-	939,204	939,204	933,139
Accrued interest and dividends receivable	5,751	-	-	5,751	5,751
Mortgage servicing rights	-	-	14,686	14,686	13,693
Financial liabilities:
Non-maturing interest-bearing deposits	-	703,948	-	703,948	703,948
Noninterest-bearing deposits	368,846	-	-	368,846	368,846
Time certificates of deposit	-	-	149,605	149,605	149,755
Accrued expenses and other liabilities	21,037	-	-	21,037	21,037
FHLB advances and other borrowings	-	-	5,003	5,003	5,000
Other long-term debt	-	-	29,299	29,299	30,155

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19:	Condensed Parent Company Financial Statements

Included below are the condensed financial statements of the Parent Company, Eagle Bancorp Montana, Inc.:

	December 31,
	2022	2021
	(In Thousands)
Assets:
Cash and cash equivalents	$5,038	$980
Securities available-for-sale	5,851	4,078
Investment in Eagle Bancorp Statutory Trust I	155	155
Investment in Subsidiaries	201,734	177,892
Other assets	5,526	4,203
Total assets	$218,304	$187,308

Liabilities and Shareholders' Equity:
Accounts payable and accrued expenses	$1,044	$710
Other long-term debt	58,844	29,869
Shareholders' equity	158,416	156,729
Total liabilities and shareholders' equity	$218,304	$187,308

	Years Ended
	December 31,
	2022	2021
	(In Thousands)

Interest income	$137	$118
Interest expense	(2,598)	(1,560)
Noninterest income	-	7
Noninterest expense	(3,015)	(1,514)
Loss before income taxes	(5,476)	(2,949)
Income tax benefit	(1,139)	(579)
Loss before equity in undistributed earnings of Subsidiaries	(4,337)	(2,370)
Equity in undistributed earnings of Subsidiaries	15,038	16,789
Net income	$10,701	$14,419

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19:	Condensed Parent Company Financial Statements – continued

	Years Ended
	December 31,
	2022	2021
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$10,701	$14,419
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of Subsidiaries	(15,038)	(16,789)
Other adjustments, net	(997)	(706)
Net cash used in operating activities	(5,334)	(3,076)

Cash Flows from Investing Activities:
Cash contributions from Opportunity Bank of Montana	-	5,800
Cash paid for acquisitions, net of cash received	(10,227)	-
Activity in available-for-sale securities:
Sales	-	387
Maturities, principal payments and calls	18,118	557
Purchases	(20,158)	-
Net cash (used in) provided by investing activities	(12,267)	6,744

Cash Flows from Financing Activities:
Proceeds from issuance of subordinated debentures	40,000	-
Repayment of subordinated debentures	(10,000)	-
Payments for debt issuance costs	(918)	-
ESOP payments and dividends	585	425
Payments to purchase treasury stock	(4,430)	(6,279)
Treasury shares reissued for compensation	484	409
Dividends paid	(4,062)	(3,018)
Net cash provided by (used in) financing activities	21,659	(8,463)

Net Increase (Decrease) in Cash and Cash Equivalents	4,058	(4,795)

Cash and Cash Equivalents, beginning of period	980	5,775

Cash and Cash Equivalents, end of period	$5,038	$980