Form 10-Q
period 2023-03-31
Eagle Bancorp Montana, Inc.
filed 2023-05-12
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

(406) 442-3080

(Registrant's telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	8,006,033 shares outstanding

As of April 28, 2023

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
●

the emergence or continuation of widespread health emergencies or pandemics, including the magnitude and duration of the ongoing novel coronavirus, or COVID-19, and its impacts on the economies and communities we serve, which may likely have an adverse impact on our credit portfolio, goodwill, stock price, borrowers and the economy as a whole both globally and domestically;

●	local, regional, national and international economic and market conditions and events and the impact they may have on us, our customers and our assets and liabilities;
●	competition among depository and other traditional and non-traditional financial service providers;
●	risks related to the concentration of our business in Montana, including risks associated with changes in the prices, values and sales volume of residential and commercial real estate in Montana;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	our ability to attract deposits and other sources of funding or liquidity;
●	the impact of adverse developments affecting the U.S. banking industry, including bank failures and liquidity concerns, which could cause continued or worsening economic and market volatility, and regulatory responses thereto;
●	the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, inflationary pressures and labor shortages on economic conditions and our business;
●	an inability to access capital markets or maintain deposits or borrowing costs;
●	uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements;
●	the risks related to the transition and physical impacts of climate change;
●	our ability to achieve environmental, social and governance goals and commitments or the impact of any changes in the Company’s sustainability strategy or commitments generally;
●	changes or volatility in the securities markets that lead to impairment in the value of our investment securities and goodwill;
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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Part II, Item 1A, “Risk Factors” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2022, any subsequent Reports on Form 10-Q and Form 8-K, and other filings with the SEC. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS:
Cash and due from banks	$18,087	$19,321
Interest-bearing deposits in banks	1,348	2,490
Total cash and cash equivalents	19,435	21,811

Securities available-for-sale	349,423	349,495
Federal Home Loan Bank ("FHLB") stock	7,360	5,089
Federal Reserve Bank ("FRB") stock	4,131	4,131
Mortgage loans held-for-sale, at fair value	9,927	8,250
Loans receivable, net of allowance for credit losses of $15,000 at March 31, 2023 and $14,000 at December 31, 2022 (1)	1,362,423	1,339,678
Accrued interest and dividends receivable	10,427	11,284
Mortgage servicing rights, net	15,875	15,412
Assets held-for-sale, at fair value	1,305	1,305
Premises and equipment, net	86,614	84,323
Cash surrender value of life insurance, net	47,985	47,724
Goodwill	34,740	34,740
Core deposit intangible, net	7,043	7,459
Other assets	26,048	17,683

Total assets	$1,982,736	$1,948,384

(1) Allowance for credit losses at March 31, 2023; allowance for loan losses for prior periods.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	March 31,	December 31,
	2023	2022
LIABILITIES:
Deposit accounts:
Noninterest-bearing	$460,195	$468,955
Interest-bearing	1,147,343	1,166,317
Total deposits	1,607,538	1,635,272

Accrued expenses and other liabilities	30,765	26,458
FHLB advances and other borrowings	122,530	69,394
Other long-term debt:
Principal amount	60,155	60,155
Unamortized debt issuance costs	(1,268)	(1,311)
Total other long-term debt, net	58,887	58,844

Total liabilities	1,819,720	1,789,968

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 20,000,000 shares authorized; 8,507,429 shares issued at March 31, 2023 and December 31, 2022; 8,006,033 shares outstanding at March 31, 2023 and December 31, 2022)	85	85
Additional paid-in capital	109,265	109,164
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(5,013)	(5,156)
Treasury stock, at cost (501,396 shares at March 31, 2023 and December 31, 2022)	(11,343)	(11,343)
Retained earnings	92,547	92,023
Accumulated other comprehensive loss, net of tax	(22,525)	(26,357)
Total shareholders' equity	163,016	158,416

Total liabilities and shareholders' equity	$1,982,736	$1,948,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$17,737	$11,373
Securities available-for-sale	2,843	1,297
FHLB and FRB dividends	107	59
Other interest income	21	39
Total interest and dividend income	20,708	12,768

INTEREST EXPENSE:
Deposits	2,460	312
FHLB advances and other borrowings	1,142	6
Other long-term debt	678	605
Total interest expense	4,280	923

NET INTEREST INCOME	16,428	11,845

Provision for credit losses (1)	279	279

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSS	16,149	11,566

NONINTEREST INCOME:
Service charges on deposit accounts	339	331
Mortgage banking, net	3,050	6,245
Interchange and ATM fees	577	453
Appreciation in cash surrender value of life insurance	280	207
Net loss on sale of available-for-sale securities	(224)	-
Other noninterest income	649	372
Total noninterest income	$4,671	$7,608

(1) Provision for credit losses for the quarter ended March 31, 2023; provision for loan losses for prior periods.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
NONINTEREST EXPENSE:
Salaries and employee benefits	$9,693	$10,381
Occupancy and equipment expense	2,073	1,678
Data processing	1,212	1,251
Advertising	281	285
Amortization	418	122
Loan costs	445	546
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	168	93
Professional and examination fees	484	322
Acquisition costs	-	317
Other noninterest expense	1,759	1,628
Total noninterest expense	16,533	16,623

INCOME BEFORE PROVISION FOR INCOME TAXES	4,287	2,911

Provision for income taxes	1,045	695

NET INCOME	$3,242	$2,216

BASIC EARNINGS PER COMMON SHARE	$0.42	$0.34

DILUTED EARNINGS PER COMMON SHARE	$0.42	$0.34

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

NET INCOME	$3,242	$2,216

OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS) BEFORE TAX:
Change in fair value of investment securities available-for-sale	4,977	(17,067)
Reclassification for net realized loss on investment securities available-for-sale	224	-
Total other comprehensive income (loss)	5,201	(17,067)

Income tax (provision) benefit related to securities available-for-sale	(1,369)	4,494

COMPREHENSIVE INCOME (LOSS)	$7,074	$(10,357)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended March 31, 2023 and 2022

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	INCOME (LOSS)	TOTAL

Balance at December 31, 2022	$-	$85	$109,164	$(5,156)	$(11,343)	$92,023	$(26,357)	$158,416
Net income	-	-	-	-	-	3,242	-	3,242
New credit standard (Topic 326) - impact in year of adoption	-	-	-	-	-	(1,616)	-	(1,616)
Other comprehensive income	-	-	-	-	-	-	3,832	3,832
Dividends paid ($0.1375 per share)	-	-	-	-	-	(1,102)	-	(1,102)
Stock compensation expense	-	-	145	-	-	-	-	145
ESOP shares allocated (5,997 shares)	-	-	(44)	143	-	-	-	99
Balance at March 31, 2023	$-	$85	$109,265	$(5,013)	$(11,343)	$92,547	$(22,525)	$163,016

Balance at December 31, 2021	$-	$71	$80,832	$(5,729)	$(7,321)	$85,383	$3,493	$156,729
Net income	-	-	-	-	-	2,216	-	2,216
Other comprehensive loss	-	-	-	-	-	-	(12,573)	(12,573)
Dividends paid ($0.125 per share)	-	-	-	-	-	(849)	-	(849)
Stock compensation expense	-	-	135	-	-	-	-	135
ESOP shares allocated (5,997 shares)	-	-	(7)	143	-	-	-	136
Treasury stock purchased (100,000 shares at $22.71 average cost per share)	-	-	-	-	(2,271)	-	-	(2,271)
Balance at March 31, 2022	$-	$71	$80,960	$(5,586)	$(9,592)	$86,750	$(9,080)	$143,523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,242	$2,216
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses (1)	279	279
Recovery of mortgage servicing rights	-	(56)
Depreciation	948	842
Net amortization of investment securities premiums and discounts	272	380
Amortization of mortgage servicing rights	400	609
Amortization of right-of-use assets	170	172
Amortization	418	122
Compensation expense related to restricted stock awards	145	135
ESOP compensation expense for allocated shares	99	136
Deferred income tax (benefit) provision	(820)	71
Net gain on sale of loans	(2,203)	(6,233)
Originations of loans held-for-sale	(64,839)	(170,074)
Proceeds from sales of loans held-for-sale	65,365	179,831
Net gain on sale of real estate owned and other repossessed assets	-	(14)
Net gain on sale/disposal of premises and equipment	(13)	(1)
Net realized loss on sales of available-for-sale securities	224	-
Net appreciation in cash surrender value of life insurance	(280)	(207)
Net change in:
Accrued interest and dividends receivable	857	(1)
Other assets	(2,386)	(145)
Accrued expenses and other liabilities	(3,039)	(2,168)
Net cash (used in) provided by operating activities	(1,161)	5,894

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	22,773	-
Maturities, principal payments and calls	10,089	9,338
Purchases	(28,126)	(20,158)
FHLB stock purchased	(2,271)	(21)
Loan origination and principal collection, net	(24,587)	(27,096)
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	17	5
Purchases of premises and equipment, net	(3,410)	(3,284)
Net cash used in investing activities	$(25,515)	$(41,216)

(1) Provision for credit losses for the quarter ended March 31, 2023; provision for loan losses for prior periods.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	$(27,734)	$48,027
Advances (payments) on long-term FHLB and other borrowings	53,136	(5,000)
Proceeds from issuance of subordinated debentures	-	40,000
Repayment of senior debt	-	(10,000)
Payments for debt issuance costs	-	(917)
Purchase of treasury stock	-	(2,271)
Dividends paid	(1,102)	(849)
Net cash provided by financing activities	24,300	68,990

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,376)	33,668

CASH AND CASH EQUIVALENTS, beginning of period	21,811	61,434

CASH AND CASH EQUIVALENTS, end of period	$19,435	$95,102

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$4,539	$1,092

NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in fair value of securities available-for-sale	$5,201	$(17,067)
Mortgage servicing rights recognized	863	1,148
Right-of-use assets obtained in exchange for lease liabilities	3	4
Loans transferred to real estate and other assets acquired in foreclosure	-	328
Commitments to invest in Low-Income Housing Tax Credit projects	6,012	-
Cumulative effect adjustment to retained earnings due to adoption of Topic 326	(1,616)	-

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

In March 2021, the Bank established a subsidiary, Opportunity Housing Fund, LLC ("OHF"), to invest in Low-Income Housing Tax Credit ("LIHTC") projects. The LIHTC program is designed to encourage capital investment in construction and rehabilitation of low-income housing. Tax credits are allowable over a 10-year period. Investments in LIHTC projects are included in other assets on the consolidated statements of financial condition and totaled $8,886,000 and $1,237,000 as of March 31, 2023 and December 31, 2022, respectively. The Company's remaining capital commitments to these LIHTC projects were $6,012,000 as of March 31, 2023 and are included in accrued expenses and other liabilities on the consolidated statements of financial condition.

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

The Bank currently has 31 full-service branches. The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities. The Bank also operated certain branches under the names Dutton State Bank, Farmers State Bank of Denton and The State Bank of Townsend. Effective January 2022, these branches were rebranded and are now only operating as Opportunity Bank of Montana.

Basis of Financial Statement Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K with all of the audited information and footnotes required by U.S. GAAP for complete financial statements for the year ended December 31, 2022, as filed with the SEC on March 8, 2023. In the opinion of management, all normal adjustments and recurring accruals considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

The results of operations for the three-month period ended  March 31, 2023 are not necessarily indicative of the results to be expected for the year ending  December 31, 2022 or any other period. In preparing condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights, the fair value of financial instruments, the valuation of goodwill and deferred tax assets and liabilities.

Principles of Consolidation

The condensed consolidated financial statements include Eagle, the Bank, OHF, Eagle Bancorp Statutory Trust I (the “Trust”) and WFS. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior period amounts were reclassified to conform to the presentation for 2023. These reclassifications had no impact on net income or shareholders’ equity.

Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2023 for recognition and/or disclosure.

On April 20, 2023, Eagle's Board of Directors (the "Board") authorized the repurchase of up to 400,000 shares of its common stock beginning May 1, 2023. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the Company repurchases its shares and the timing of such repurchase will depend on market conditions and other corporate considerations. The plan expires May 1, 2024.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Recently Adopted Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") No. 2017-04, Intangibles – Goodwill and Other (Topic 350) to amend and simplify current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. The adoption of ASU No. 2017-04 did not have a material impact on the consolidated financial statements.

Application of New Accounting Guidance Adopted in 2023

On January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This guidance is commonly referred to as Current Expected Credit Losses ("CECL"), and the CECL model is based on expected credit losses rather than the model used for periods prior to January 1, 2023, which was based on incurred losses. The allowance for credit losses is established for current expected credit losses on the Company's loan portfolio, including unfunded loan commitments, for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better estimate their credit losses. The standard also requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Additionally, Topic 326 amends the accounting for credit losses on available-for-sale debt securities, requiring credit losses on available-for-sale debt securities to be presented as an allowance rather than a write-down for those securities management does not intend to sell or is not likely to be required to sell.

The Company adopted Topic 326 using the modified retrospective basis with the cumulative effect of initially applying the amendments recognized in retained earnings. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326. Results from periods prior to January 1, 2023 are presented using previously applicable U.S. GAAP. The adoption resulted in an increase of $700,000 to our allowance for credit losses ("ACL"), an increase of $1,500,000 to our allowance for unfunded loan commitments, and a net-of-tax cumulative effect adjustment of $1,616,000 to decrease the beginning balance of retained earnings.

The adoption of this guidance did not have an impact on the Company's available-for-sale securities. However, any subsequent estimated credit losses are required to be recognized through an allowance for credit losses associated with the applicable securities.

The Company finalized the adoption of ASC 326 as of January 1, 2023 as detailed in the following table:

	January 1, 2023 As Reported Under Topic 326	January 1, 2023 Pre-Topic 326 Adoption	Impact of Topic 326 Adoption
Assets
Real estate loans:
Residential 1-4 family	$1,493	$1,472	$21
Commercial real estate	9,571	9,037	534

Other loans:
Home equity	512	509	3
Consumer	343	342	1
Commercial	2,781	2,640	141
Allowance for credit losses on loans	$14,700	$14,000	$700

Liabilities
Allowance for credit losses on unfunded loan commitments	$1,500	$-	$1,500

Total			$2,200

Allowance for Credit Losses – The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The Company has elected to exclude accrued interest receivable from the amortized cost basis of loans, and accrued interest is reported separately on the consolidated statements of financial condition. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed and recoveries are credited to the allowance when received. The Company may also account for expected recoveries should information of an anticipated recovery become available. In the case of actual or expected recoveries, amounts may not exceed the aggregate of amounts previously charged off.

Management utilizes relevant available information, from internal and external sources, relating to past events, current conditions, historical loss experience, and reasonable and supportable forecasts. The lookback period in the analysis includes historical data from 2014 to present. Adjustments to historical loss information are made when management determines historical data is not likely reflective of the current portfolio such as limited data sets or lack of default or loss history. Management may selectively apply external market data to subjectively adjust the Company’s own loss history including index or peer data.

Collective Assessment – The allowance for credit losses on loans is measured on a collective cohort basis when similar risk characteristics exist. Generally, collectively assessed loans are grouped first by call report code, then by similar risk characteristics.

The Company has elected to use the Weighted Average Remaining Maturity (WARM) methodology for all cohorts. The WARM methodology looks at historical quarterly loss rates for each loan cohort over the established “look back” period to determine an average loss rate for each cohort. Each cohort is analyzed to determine the remaining life using amortization schedules, including prepayments.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Historical charge off and recovery activity is compared to loan balances in each cohort quarterly and is averaged to determine an estimated annual charge off rate. The average loss rate over this look-back period is applied annually over the remaining life of the cohort to determine an expected loss percentage.

The Company utilizes reasonable and supportable forecasted losses based on current economic conditions when estimating the allowance for credit losses on loans. Forecasts are based on regression and matrix models that compare national economic indicators to peer charge off rates and local economic indicators to the Company’s charge off rates. The expected loss rates for each cohort are compared to forecasted loss rates and are adjusted by the difference between the calculated expected loss rates and forecasted loss rates. The forecasting models are updated and compared to loss rates quarterly.

The Company recognizes that all significant factors that affect the collectability of the loan portfolio must be considered to determine the estimated credit losses as of the evaluation date. Furthermore, the methodology, in and of itself and even when selectively adjusted by comparison to market and peer data, does not provide a sufficient basis to determine the estimated credit losses. The Company adjusts the modeled expected losses by qualitative adjustments to incorporate significant risks to form a sufficient basis to estimate the credit losses.

Individual Assessment – Loans classified as Nonaccrual will be reviewed quarterly for potential individual assessment.

The Company has elected the collateral-dependent practical expedient for its collateral-dependent loans, where estimated credit losses are based upon the fair value of the collateral, less costs to sell if applicable. This practical expedient can be applied to a loan if the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. If it is probable that the Company will foreclose on the collateral, the use of the fair value of the collateral to calculate an allowance for credit loss is required. Estimates of future collateral proceeds will be based upon available appraisals, reference to recent valuations of comparable properties, and any other sources of information believed appropriate by management under the specific circumstances. When appraisals are ordered to support the analysis of a collateral-dependent loan, the appraisal is reviewed internally.

Where the primary and/or expected source of repayment of a specific loan is believed to be the receipt of principal and interest payments from the borrower and/or the refinancing of the loan by another creditor, impairment will generally be measured based upon the present value of expected proceeds discounted at the contractual interest rate. Expected refinancing proceeds may be estimated from review of term sheets actually received by the borrower from other creditors and/or from the Company’s knowledge of terms generally available from other banks.

Determining the Contractual Life – Expected credit losses are estimated over the contractual life of the loans, adjusted for expected prepayments when appropriate. The contractual life excludes expected extensions, renewals and modifications. Prepayment assumptions will be determined by analysis of historical behavior by loan cohort.

Restructured Loans – On January 1, 2023, the Company also adopted ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. This guidance was an update to ASU No. 2016-13, and the Company adopted using the modified retrospective transition method. The amendments in this update eliminated the accounting guidance for troubled debt restructure ("TDR") loans and enhanced the disclosure requirements for certain loan modifications of receivables made to borrowers experiencing financial difficulty. The allowance for credit losses on loans that are considered modifications to borrowers experiencing financial difficulty are measured using the same method as all other loans held for investment. In addition, for public business entities, the amendments in the update require that entities disclose current-period gross charge-offs by year of origination for financing receivables. This information must be included in the vintage disclosures, which require an entity to disclose the amortized cost basis of loans by credit-quality indicator and the loan category by year of origination.

Allowance for Credit Losses on Unfunded Commitments – The Company estimates expected credit losses over the period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is adjusted through a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The estimate utilizes the same factors and assumptions as the allowance for credit losses on loans and is applied at the same collective cohort level.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020- 04, Reference Rate Reform (Topic 848) which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) to an alternative reference rate such as SOFR. The guidance was effective upon issuance and generally can be applied through December 31, 2024. The Company evaluated the guidance and identified substitution rates for impacted loans. In January 2021, the FASB issued ASU No. 2021- 01, Reference Rate Reform (Topic 848), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU No. 2021- 01 was effective upon issuance and generally can be applied through December 31, 2024. ASU No. 2021- 01 has not had and is not expected to have a significant impact on the Company's consolidated financial statements.

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

The total accretable discount on FCB acquired loans was $5,416,000 as of April 30, 2022. During the three months ended March 31, 2023, accretion of the loan discount was $296,000. The remaining accretable loan discount was $3,824,000 as of March 31, 2023. Three impaired loans were acquired through the FCB acquisition with insignificant balances as of April 30, 2022.

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

Direct costs related to the acquisition were expensed as incurred. The Company recorded no acquisition costs related to FCB during the three months ended March 31, 2023, and $2,296,000during the year ended December 31, 2022. Acquisition costs included professional fees and data processing expenses incurred related to the acquisition.

Operations of acquired entities have been included in the condensed consolidated financial statements since date of acquisition. The Company does not consider them as separate reporting segments and does not track the amount of revenues and net income attributable since acquisition. As such, it is impracticable to determine such amounts for the period from acquisition date through March 31, 2023.

NOTE 3. INVESTMENT SECURITIES

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	March 31, 2023				December 31, 2022
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(In Thousands)
Available-for-Sale:
U.S. government and agency obligations	$7,825	$183	$(181)	$7,827	$2,575	$2	$(187)	$2,390
U.S. Treasury obligations	53,738	-	(5,856)	47,882	58,715	-	(6,764)	51,951
Municipal obligations	166,973	352	(14,181)	153,144	190,811	77	(18,039)	172,849
Corporate obligations	6,241	-	(248)	5,993	7,240	1	(251)	6,990
Mortgage-backed securities	32,659	1	(1,617)	31,043	31,553	-	(1,900)	29,653
Collateralized mortgage obligations	99,493	-	(8,905)	90,588	90,812	-	(8,681)	82,131
Asset-backed securities	13,073	-	(127)	12,946	3,569	-	(38)	3,531
Total	$380,002	$536	$(31,115)	$349,423	$385,275	$80	$(35,860)	$349,495

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. INVESTMENT SECURITIES – continued

Proceeds from sale of available-for sale securities and the associated realized gains and losses were as follows:

	Three Months Ended
	March 31,
	2023	2022
	(In Thousands)
Proceeds from sale of available-for-sale securities	$22,773	$-

Gross realized gain on sale of available-for-sale securities	$-	$-
Gross realized loss on sale of available-for-sale securities	(224)	-
Net realized loss on sale of available-for-sale securities	$(224)	$-

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2023
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$8,427	$8,407
Due from one to five years	28,123	26,339
Due from five to ten years	73,238	65,176
Due after ten years	138,062	127,870
	247,850	227,792
Mortgage-backed securities	32,659	31,043
Collateralized mortgage obligations	99,493	90,588
Total	$380,002	$349,423

As of  March 31, 2023 and December 31, 2022, securities with a fair value of $39,298,000 and $58,942,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	March 31, 2023
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency obligations	$1,564	$(169)	$198	$(12)
U.S. Treasury obligations	6,040	(138)	41,842	(5,718)
Municipal obligations	43,710	(1,005)	81,141	(13,176)
Corporate obligations	3,156	(85)	2,837	(163)
Mortgage-backed securities and collateralized mortgage obligations	66,949	(3,356)	54,071	(7,166)
Asset-backed securities	12,946	(127)	-	-
Total	$134,365	$(4,880)	$180,089	$(26,235)

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

As of  March 31, 2023 and December 31, 2022, there were, respectively, 329 and 388 securities in unrealized loss positions. Based on analysis of available-for-sale debt securities with unrealized losses as of March 31, 2023, the Company determined the decline in value was unrelated to credit losses and was primarily caused by changes in interest rates and market spreads subsequent to the initial purchase of the securities. The Company does not intend to sell the securities, and it is not likely to be required to sell these securities prior to maturity. As a result, no ACL was recorded on available-for-sale securities at March 31, 2023. As part of this determination, consideration was given to the extent to which fair value was less than amortized cost, adverse security ratings by a rating agency and other factors.

NOTE 4. LOANS RECEIVABLE

Loans receivable consisted of the following:

	March 31,	December 31,
	2023	2022
	(In Thousands)
Real estate loans:
Residential 1-4 family	$196,805	$195,703
Commercial real estate	849,440	826,549

Other loans:
Home equity	78,321	74,271
Consumer	28,996	27,609
Commercial	223,861	231,291

Total	1,377,423	1,355,423

Deferred loan fees, net(1)	-	(1,745)
Allowance for credit losses (2)	(15,000)	(14,000)
Total loans, net	$1,362,423	$1,339,678

(1) Deferred loan fees, net are included in individual loan categories above and totaled $1.67 million as of March 31, 2023.
(2) Allowance for credit losses for the quarter ended March 31, 2023; allowance for loan losses for prior periods.

Included in the above are loans guaranteed by U.S. government agencies totaling $24,294,000 and $24,605,000 at March 31, 2023 and  December 31, 2022, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

The following table provides allowance for credit losses activity for the three months ended March 31, 2023.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, December 31, 2022, prior to adoption of ASC 326	$1,472	$9,037	$509	$342	$2,640	$14,000
Impact of adopting ASC 326	21	534	3	1	141	700
Charge-offs	-	-	-	(1)	-	(1)
Recoveries	6	5	-	1	10	22
Provision	81	156	1	1	40	279
Total ending allowance balance, March 31, 2023	$1,580	$9,732	$513	$344	$2,831	$15,000

The following table provides allowance for loan losses activity for the three months ended March 31, 2022.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, December 31, 2021	$1,596	$7,470	$533	$365	$2,536	$12,500
Charge-offs	-	-	-	(8)	(84)	(92)
Recoveries	-	6	-	-	7	13
Provision	20	183	3	-	73	279
Ending balance, March 31, 2022	$1,616	$7,659	$536	$357	$2,532	$12,700

Ending balance, March 31, 2022 allocated to loans individually evaluated for impairment	$199	$-	$-	$-	$300	$499

Ending balance, March 31, 2022 allocated to loans collectively evaluated for impairment	$1,417	$7,659	$536	$357	$2,232	$12,201

Loans receivable:
Ending balance, March 31, 2022	$140,210	$599,093	$53,828	$18,834	$148,307	$960,272

Ending balance, March 31, 2022 of loans individually evaluated for impairment	$587	$3,473	$111	$44	$1,775	$5,990

Ending balance, March 31, 2022 of loans collectively evaluated for impairment	$139,623	$595,620	$53,717	$18,790	$146,532	$954,282

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

Internal classification of the loan portfolio by amortized cost and based on year originated was as follows:

	March 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total Loans
	(In Thousands)
RESIDENTIAL 1-4 FAMILY
Pass	$3,869	$38,503	$26,027	$16,419	$12,222	$35,910	$1,152	$134,102
Special Mention	-	-	-	-	-	374	-	374
Substandard	-	-	603	-	-	537	-	1,140
Total Residential 1-4 family	3,869	38,503	26,630	16,419	12,222	36,821	1,152	135,616
RESIDENTIAL 1-4 FAMILY CONSTRUCTION
Pass	1,172	35,647	16,969	-	-	301	1,414	55,503
Special Mention	-	-	5,686	-	-	-	-	5,686
Total Residential 1-4 family construction	1,172	35,647	22,655	-	-	301	1,414	61,189
COMMERCIAL REAL ESTATE
Pass	21,416	116,742	133,817	56,900	58,376	117,663	30,729	535,643
Special Mention	554	-	-	-	4,028	2,689	-	7,271
Substandard	-	-	-	-	-	1,702	-	1,702
Total Commercial real estate	21,970	116,742	133,817	56,900	62,404	122,054	30,729	544,616
COMMERCIAL CONSTRUCTION AND DEVELOPMENT
Pass	5,608	81,451	56,300	7,284	7,083	4,294	2,882	164,902
Special Mention	-	-	-	-	-	1,012	-	1,012
Total Commercial construction and development	5,608	81,451	56,300	7,284	7,083	5,306	2,882	165,914
FARMLAND
Pass	4,305	37,136	26,200	23,735	9,928	30,214	2,205	133,723
Special Mention	-	-	-	1,026	-	1,744	-	2,770
Substandard	-	407	-	65	245	1,700	-	2,417
Total Farmland	4,305	37,543	26,200	24,826	10,173	33,658	2,205	138,910
HOME EQUITY
Pass	225	5,201	394	608	687	2,906	68,185	78,206
Substandard	-	-	-	-	-	115	-	115
Total Home Equity	225	5,201	394	608	687	3,021	68,185	78,321
CONSUMER
Pass	4,754	11,358	5,100	3,021	945	1,681	2,037	28,896
Special Mention	-	10	-	-	-	-	1	11
Substandard	-	24	1	10	-	11	43	89
Total Consumer	4,754	11,392	5,101	3,031	945	1,692	2,081	28,996
COMMERCIAL
Pass	7,468	30,144	27,394	23,739	4,211	10,850	26,577	130,383
Special Mention	-	72	-	149	19	146	419	805
Substandard	-	-	49	(14)	-	-	21	56
Doubtful	-	-	-	-	-	8	-	8
Total Commercial	7,468	30,216	27,443	23,874	4,230	11,004	27,017	131,252
AGRICULTURAL
Pass	7,700	27,948	10,030	7,889	2,146	2,144	31,549	89,406
Special Mention	-	187	60	-	119	-	525	891
Substandard	-	211	186	55	870	559	331	2,212
Doubtful	-	-	-	-	-	100	-	100
Total Agricultural	7,700	28,346	10,276	7,944	3,135	2,803	32,405	92,609
TOTAL LOANS
Pass	56,517	384,130	302,231	139,595	95,598	205,963	166,730	1,350,764
Special Mention	554	269	5,746	1,175	4,166	5,965	945	18,820
Substandard	-	642	839	116	1,115	4,624	395	7,731
Doubtful	-	-	-	-	-	108	-	108
Total	$57,071	$385,041	$308,816	$140,886	$100,879	$216,660	$168,070	$1,377,423

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

Internal classification of the loan portfolio was as follows (prior to the adoption of ASU No. 2016-13):

	December 31, 2022
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$135,079	$515	$353	-	$-	$135,947
Residential 1-4 family construction	59,756	-	-	-	-	59,756
Commercial real estate	520,505	16,833	1,732	-	-	539,070
Commercial construction and development	150,101	1,044	-	-	-	151,145
Farmland	131,646	2,232	2,456	-	-	136,334
Other loans:
Home equity	74,147	-	124	-	-	74,271
Consumer	27,560	10	39	-	-	27,609
Commercial	125,035	1,476	736	8	-	127,255
Agricultural	101,441	311	2,182	102	-	104,036
Total	$1,325,270	$22,421	$7,622	$110	$-	$1,355,423

The following tables include information regarding delinquencies within the loan portfolio.

	March 31, 2023
	Loans Past Due and Still Accruing
				Nonaccrual
	30-89 Days Past Due	90 Days and Greater	Total	Loans with no ACL	Nonaccrual Loans with ACL	Current Loans	Total Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$186	$330	$516	$939	$-	$134,161	$135,616
Residential 1-4 family construction	-	-	-	-	-	61,189	61,189
Commercial real estate	3	774	777	339	-	543,500	544,616
Commercial construction and development	105	-	105	-	-	165,809	165,914
Farmland	2,084	-	2,084	2,132	-	134,694	138,910
Other loans:	-
Home equity	210	-	210	99	-	78,012	78,321
Consumer	85	-	85	51	-	28,860	28,996
Commercial	319	137	456	43	-	130,753	131,252
Agricultural	1,433	-	1,433	2,099	180	88,897	92,609
Total	$4,425	$1,241	$5,666	$5,702	$180	$1,365,875	$1,377,423

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

	December 31, 2022
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Nonaccrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$1,798	$330	$2,128	$483	$133,336	$135,947
Residential 1-4 family construction	500	-	500	-	59,256	59,756
Commercial real estate	780	-	780	350	537,940	539,070
Commercial construction and development	-	-	-	-	151,145	151,145
Farmland	1,620	-	1,620	754	133,960	136,334
Other loans:
Home equity	226	-	226	107	73,938	74,271
Consumer	93	-	93	25	27,491	27,609
Commercial	597	746	1,343	44	125,868	127,255
Agricultural	-	-	-	1,535	102,501	104,036
Total	$5,614	$1,076	$6,690	$3,298	$1,345,435	$1,355,423

The following table presents the amortized cost basis of collateral-dependent loans by class of loans.

	March 31, 2023
	Real Estate	Business Assets
	(In Thousands)
Real estate loans:
Residential 1-4 family	$887	$-
Commercial real estate	39	1,075
Farmland	3,666	-
Other loans:
Home equity	68	-
Commercial	-	217
Agricultural	-	2,486
Total	$4,660	$3,778

Prior to the implementation of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) on January 1, 2023, a loan was considered impaired when the Company determined it was probable that it would be unable to collect all amounts due to the contractual terms of the loan agreement, including scheduled interest payments. Various factors determined impairment such as the financial condition of the borrower, value of the underlying collateral, and general economic conditions.

The following table provides additional information on impaired loans with and without related allowance reserves at December 31, 2022:

	December 31, 2022
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
Real estate loans:
Residential 1-4 family	$483	$585	$-
Residential 1-4 family construction	-	-	-
Commercial real estate	3,614	3,697	-
Commercial construction and development	-	-	-
Farmland	754	866	-
Other loans:
Home equity	107	133	-
Consumer	25	30	-
Commercial	184	232	35
Agricultural	1,535	1,633	115
Total	$6,702	$7,176	$150

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

Three Months Ended
March 31,
2022
Average Recorded Investment
(In Thousands)
Real estate loans:
Residential 1-4 family	$601
Residential 1-4 family construction	169
Commercial real estate	1,945
Commercial construction and development	-
Farmland	1,619
Other loans:
Home equity	113
Consumer	53
Commercial	285
Agricultural	1,740
Total	$6,525

Interest income recognized on impaired loans for the three months ended March 31, 2022 is considered insignificant. Interest payments received on a cash basis related to impaired loans were $415,000 at  December 31, 2022.

Effective January 1, 2023, the Company adopted ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. The update eliminated the recognitions and measure of TDRs while expanding loan modification and vintage disclosures for borrowers experiencing financial difficulty. Due to the removal of the TDR designation, the Company evaluates all loan restructurings according to accounting guidance for loan modifications. Modifications to borrowers experiencing financial difficulties are considered modifications if the creditor grants a concession to the debtor, for economic or legal reasons related to the debtor's financial difficulties, that it would not otherwise consider. Loan modifications that result in a change in the timing or amount of contractual cash flows include situations where there are interest rate reductions, term extensions, other than insignificant payment delays, and combinations of the listed modifications.

As of  March 31, 2023, the Company modified one commercial real estate loan with an amortized cost basis of $554,000 for a borrower experiencing financial difficulty by consolidating two lines of credit and refinancing into one long term loan for ten years. There was no forgiveness of principal and the loan was current with its modified terms as of March 31, 2023.

Prior to the adoption of ASU No. 2022-02, during the three months ended March 31, 2022, there were two new TDR loans. The recorded investments for both agricultural loans at the time of restructure were $331,000 and $145,000. No charge-offs were incurred and the loans continue to be on nonaccrual status.

NOTE 5. MORTGAGE SERVICING RIGHTS

The Company is servicing mortgage loans for the benefit of others which are not included in the condensed consolidated statements of financial condition and have unpaid principal balances of $2,025,944,000 and $2,022,066,000 at  March 31, 2023 and December 31, 2022, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $1,266,000 and $1,156,000 for the three months ended March 31, 2023 and 2022, respectively. These fees, net of amortization, are included in mortgage banking, net which is a component of noninterest income on the condensed consolidated statements of income.

Custodial balances maintained in connection with the foregoing loan servicing are included in noninterest checking deposits and were $18,726,000 and $11,912,000 at  March 31, 2023 and December 31, 2022, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. MORTGAGE SERVICING RIGHTS – continued

The following table is a summary of activity in mortgage servicing rights:

	As of or For the
	Three Months Ended
	March 31,
	2023	2022
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$15,412	$13,749
Mortgage servicing rights capitalized	863	1,148
Amortization of mortgage servicing rights	(400)	(609)
Ending balance	$15,875	$14,288
Valuation allowance:
Beginning balance	-	(56)
Recovery of mortgage servicing rights	-	56
Ending balance	-	-
Mortgage servicing rights, net	$15,875	$14,288

Recovery of servicing rights is included in other noninterest expense on the condensed consolidated statements of income.

The fair values of these rights were $19,337,000 and $19,288,000 at  March 31, 2023 and December 31, 2022, respectively. The fair value of servicing rights was determined at loan level, depending on the interest rate and term of the specific loan, using the following valuation assumptions:

	March 31,	December 31,
	2023	2022
Key assumptions:
Discount rate	12%	12%
Prepayment speed range	118-402%	116-210%
Weighted average prepayment speed	130%	131%

NOTE 6. DEPOSITS

Deposits are summarized as follows:

	March 31,	December 31,
	2023	2022
	(In Thousands)
Noninterest checking	$460,195	$468,955
Interest-bearing checking	237,365	252,922
Savings	258,225	273,790
Money market	334,746	387,947
Time certificates of deposit	317,007	251,658
Total	$1,607,538	$1,635,272

NOTE 7. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

	March 31, 2023		December 31, 2022
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)
Subordinated debentures fixed at 5.50% to floating, due 2030	15,000	(244)	15,000	(249)
Subordinated debentures fixed at 3.50% to floating, due 2032	40,000	(1,024)	40,000	(1,062)
Subordinated debentures variable at 3-Month Libor plus 1.42%, due 2035	5,155	-	5,155	-
Total other long-term debt	$60,155	$(1,268)	$60,155	$(1,311)

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

NOTE 7. OTHER LONG-TERM DEBT– continued

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

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at three-month LIBOR plus 1.42%, making the rate 6.61% and 6.20% as of March 31, 2023 and December 31, 2022, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date. The subordinated debentures qualify as Tier 1 capital for regulatory purposes.

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

Unrealized
(Losses) Gains
on Securities
Available-for-Sale
(In Thousands)
Balance, December 31, 2022	$(26,357)
Other comprehensive income, before reclassifications and income taxes	4,977
Amounts reclassified from accumulated other comprehensive loss, before income taxes	224
Income tax provision	(1,369)
Total other comprehensive income	3,832
Balance, March 31, 2023	$(22,525)

Balance, December 31, 2021	$3,493
Other comprehensive loss, before reclassifications and income taxes	(17,067)
Amounts reclassified from accumulated other comprehensive income, before income taxes	-
Income tax benefit	4,494
Total other comprehensive loss	(12,573)
Balance, March 31, 2022	$(9,080)

NOTE 9. EARNINGS PER COMMON SHARE

The computations of basic and diluted earnings per common share are as follows:

	Three Months Ended
	March 31,
	2023	2022
	(Dollars in Thousands, Except Per Share Data)
Basic weighted average shares outstanding	7,790,188	6,506,133
Dilutive effect of stock compensation	2,279	12,714
Diluted weighted average shares outstanding	7,792,467	6,518,847

Net income available to common shareholders	$3,242	$2,216

Basic earnings common per share	$0.42	$0.34

Diluted earnings per common share	$0.42	$0.34

There were 11,625 weighted average shares outstanding for the three months ended March 31, 2023 that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. There were no anti-dilutive shares for the three months ended March 31, 2022.

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

Derivatives are summarized as follows:

	March 31, 2023			December 31, 2022
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$30,962	$130	$-	$18,603	$-	$81
Forward TBA mortgage-backed securities	21,000	-	317	13,000	11	-

Changes in the fair value of the derivatives are recorded in mortgage banking, net within noninterest income on the condensed consolidated statements of income. A net loss of $117,000 and $60,000 was recorded for the three months ended March 31, 2023 and 2022, respectively.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

Collateral-Dependent Loans – Individually reviewed collateral-dependent loans are reported at the fair value of the underlying collateral less costs to sell. Collateral-dependent loans are considered Level 3 inputs. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria.

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

	March 31, 2023
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency obligations	$-	$7,827	$-	$7,827
U.S. treasury obligations	47,882	-	-	47,882
Municipal obligations	-	153,144	-	153,144
Corporate obligations	-	5,993	-	5,993
Mortgage-backed securities	-	31,043	-	31,043
Collateralized mortgage obligations	-	90,588	-	90,588
Asset-backed securities	-	12,946	-	12,946
Loans held-for-sale	-	9,927	-	9,927
Interest rate lock commitments	-	-	130	130
Financial liabilities:
Forward TBA mortgage-backed securities	-	317	-	317

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency obligations	$-	$2,390	$-	$2,390
U.S. treasury obligations	51,951	-	-	51,951
Municipal obligations	-	172,849	-	172,849
Corporate obligations	-	6,990	-	6,990
Mortgage-backed securities	-	29,653	-	29,653
Collateralized mortgage obligations	-	82,131	-	82,131
Asset-backed securities	-	3,531	-	3,531
Loans held-for-sale	-	8,250	-	8,250
Forward TBA mortgage-backed securities	-	11	-	11
Financial liabilities:
Interest rate lock commitments	-	-	81	81

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

Certain financial assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans that are collateral-dependent, real estate and other repossessed assets and mortgage servicing rights.

The following table summarizes financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

March 31, 2023
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
(In Thousands)
Collateral-dependent loans individually evaluated, net of ACL(1)	$-	$-	$52	$52
Mortgage servicing rights	-	-	-	-

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans(1)	$-	$-	$281	$281
Mortgage servicing rights	-	-	1,346	$1,346

(1) The Company adopted ASU No. 2016-13 as of January 1, 2023, which changes the methodology for impaired loans. The comparable period presents impaired loans under previously applicable GAAP.

The following table represents the Banks’s Level 3 financial assets and liabilities, the valuation techniques used to measure the fair value of those financial assets and liabilities, and the significant unobservable inputs and the ranges of values for those inputs.

	Principal	Significant	Range of
	Valuation	Unobservable	Significant Input
Instrument	Technique	Inputs	Values

Collateral-dependent loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	10-30%
Real estate and other repossessed assets	Fair value of collateral	Discount applied to the obtained appraisal	10-30%
Mortgage servicing rights	Discounted cash flows	Discount rate	10-15%
		Prepayment speeds	110-405%
Interest rate lock commitments	Internal pricing model	Pull-through expectations	80-95%

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2023.

	Three Months Ended
	March 31,
	2023	2022
	Interest Rate Lock Commitments
	(In Thousands)
Balance, January 1, 2023	$(81)	$1,218
Purchases and issuances	37	287
Sales and settlements	174	(1,414)
Balance, March 31, 2023	$130	$91
Unrealized gains (losses) relating to items held at end of period	$211	$(1,127)

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

	March 31, 2023
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$19,435	$-	$-	$19,435	$19,435
FHLB stock	-	7,360	-	7,360	7,360
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,335,963	1,335,963	1,377,423
Accrued interest and dividends receivable	10,427	-	-	10,427	10,427
Mortgage servicing rights	-	-	19,337	19,337	15,875
Financial liabilities:
Non-maturing interest-bearing deposits	-	830,336	-	830,336	830,336
Noninterest-bearing deposits	460,195	-	-	460,195	460,195
Time certificates of deposit	-	-	312,727	312,727	317,007
Accrued expenses and other liabilities	30,448	-	-	30,448	30,448
FHLB advances and other borrowings	-	-	122,481	122,481	122,530
Other long-term debt	-	-	57,888	57,888	60,155

	December 31, 2022
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$21,811	$-	$-	$21,811	$21,811
FHLB stock	-	5,089	-	5,089	5,089
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,322,814	1,322,814	1,353,678
Accrued interest and dividends receivable	11,284	-	-	11,284	11,284
Mortgage servicing rights	-	-	19,288	19,288	15,412
Financial liabilities:
Non-maturing interest-bearing deposits	-	914,659	-	914,659	914,659
Noninterest-bearing deposits	468,955	-	-	468,955	468,955
Time certificates of deposit	-	-	246,348	246,348	251,658
Accrued expenses and other liabilities	26,377	-	-	26,377	26,377
FHLB advances and other borrowings	-	-	69,373	69,373	69,394
Other long-term debt	-	-	56,721	56,721	60,155

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and analysis provides information that management believes is necessary to understand Eagle's financial condition, changes in financial condition, results of operations, and cash flows for the three months ended March 31, 2023, as compared to 2022. The following should be read in conjunction with the Company's Consolidated Financial Statements, and accompanying Notes thereto, for the year ended December 31, 2022, included in Eagle's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 8, 2023, and in conjunction with the Condensed Consolidated Financial Statements, and accompanying Notes thereto, included in Part I - Item 1. Financial Statements. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.

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

Management continues to focus on improving the Bank’s earnings. Management believes the Bank needs to continue to concentrate on increasing net interest margin, other areas of fee income and control of operating expenses to achieve earnings growth going forward. Management’s strategy of growing the loan portfolio and deposit base is expected to help achieve these goals as follows: loans typically earn higher rates of return than investments; a larger deposit base should yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs. The biggest challenge to the strategy is funding the growth of the statement of financial condition in an efficient manner. It may become more difficult to maintain deposit growth due to significant competition, the current conditions in the banking industry and possible reduced customer demand for deposits as customers may shift into other asset classes.

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee increased the federal funds target rate to 4.50% during the year ended December 31, 2022. The rate increased to 5.00% during the three months ended March 31, 2023.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between March 31, 2023 and December 31, 2022.

Total assets were $1.98 billion at March 31, 2023, an increase of $34.36 million, or 1.8% from $1.95 billion at December 31, 2022. Loans receivable, net increasedby $22.74 million from December 31, 2022. Total liabilities were $1.82 billion at March 31, 2023, an increase of $29.75 million, or 1.7%, from $1.79 billion at December 31, 2022. Total borrowings increased $53.19 million from December 31, 2022 and total deposits decreased $27.73 million from December 31, 2022. Total shareholders’ equity increased $4.60 million or 2.9% from December 31, 2022.

Financial Condition Details

Investment Activities

The following table summarizes investment activities:

	March 31,		December 31,
	2023		2022
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency obligations	$7,827	2.24%	$2,390	0.68%
U.S. Treasury obligations	47,882	13.70	51,951	14.86
Municipal obligations	153,144	43.83	172,849	49.47
Corporate obligations	5,993	1.72	6,990	2.00
Mortgage-backed securities	31,043	8.88	29,653	8.48
Collateralized mortgage obligations	90,588	25.93	82,131	23.50
Asset-backed securities	12,946	3.70	3,531	1.01
Total securities available-for-sale	$349,423	100.00%	$349,495	100.00%

Securities available-for-sale were $349.42 million at March 31, 2023, a decrease of $72,000, from $349.50 million at December 31, 2022. The decrease was due to sales of $22.77 million and maturity, principal payments and call activity of $10.09 million. These decreases were largely offset by $28.13 million in investment purchases. In addition, the unrealized losses on securities improved from year end, decreasing by $5.20 million.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	March 31,		December 31,
	2023		2022
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential 1-4 family (1)	$135,615	9.85%	$135,947	10.03%
Residential 1-4 family construction	61,190	4.44	59,756	4.41
Total residential 1-4 family	196,805	14.29	195,703	14.44

Commercial real estate	544,618	39.53	539,070	39.76
Commercial construction and development	165,912	12.05	151,145	11.15
Farmland	138,910	10.08	136,334	10.06
Total commercial real estate	849,440	61.66	826,549	60.97

Total real estate loans	1,046,245	75.95	1,022,252	75.41

Other loans:
Home equity	78,321	5.69	74,271	5.48
Consumer	28,996	2.11	27,609	2.04

Commercial	131,252	9.53	127,255	9.39
Agricultural	92,609	6.72	104,036	7.68
Total commercial loans	223,861	16.25	231,291	17.07

Total other loans	331,178	24.05	333,171	24.59

Total loans	1,377,423	100.00%	1,355,423	100.00%

Deferred loan fees(2)	-		(1,745)
Allowance for credit losses (3)	(15,000)		(14,000)
Total loans, net	$1,362,423		$1,339,678

(1)	Excludes loans held-for-sale.
(2)	Deferred loan fees, net included in individual loan categories above for the quarter ended March 31, 2023.
(3)	Allowance for credit losses for the quarter ended March 31, 2023; allowance for loan losses for prior periods.

Loans receivable, net increased $22.74 million, or 1.7%, to $1.36 billion at March 31, 2023 from $1.34 billion at December 31, 2022. Total commercial real estate loans increased $22.89 million, total home equity loans increased $4.05 million, total residential loans increased $1.11 million, consumer loans increased $1.39 million, and commercial loans decreased $7.43 million.

Total loan originations were $144.52 million for the three months ended March 31, 2023. Total residential 1-4 family originations were $71.47 million, which includes $64.84 million of loans held-for-sale originations. Total commercial real estate originations were $35.18 million. Total commercial originations were $29.08 million. Consumer loan originations totaled $5.11 million. Home equity loan originations totaled $3.68 million. Loans held-for-sale increased by $1.68 million to $9.93 million at March 31, 2023 from $8.25 million at December 31, 2022.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for credit losses. Subsequent write-downs are recorded as a charge to operations. As of March 31, 2023 and December 31, 2022 there was no real estate owned and other repossessed property.

The following table sets forth information regarding nonperforming assets:

	March 31,	December 31,
	2023	2022
	(Dollars in Thousands)
Nonaccrual loans
Real estate loans:
Residential 1-4 family	$939	$483
Commercial real estate	339	350
Farmland	2,132	143
Other loans:
Home equity	99	96
Consumer	51	25
Commercial	43	44
Agricultural	2,279	1,059
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	330	330
Commercial real estate	774	-
Other loans:
Commercial	137	746
Restructured loans:	-	4,502
Total nonperforming loans	7,123	7,778
Real estate owned and other repossessed property, net	-	-
Total nonperforming assets	$7,123	$7,778

Total nonperforming loans to total loans	0.52%	0.57%
Total nonperforming loans to total assets	0.36%	0.40%
Total nonaccrual loans to total loans	0.43%	0.24%
Total nonperforming assets to total assets	0.36%	0.40%

Nonaccrual loans as of March 31, 2023 and December 31, 2022 include $589,000 and $694,000, respectively of acquired loans that deteriorated subsequent to the acquisition date.

Effective January 1, 2023, the Company adopted ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings ("TDRs") and Vintage Disclosures. The update eliminated the recognition and measurement of TDRs, therefore, TDRs are not included in nonperforming assets as of March 31, 2023.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	March 31,		December 31,
	2023		2022
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$460,195	28.63%	$468,955	28.68%
Interest-bearing checking	237,365	14.77	252,922	15.47
Savings	258,225	16.06	273,790	16.74
Money market	334,746	20.82	387,947	23.72
Total	1,290,531	80.28	1,383,614	84.61
Certificates of deposit accounts:
IRA certificates	24,521	1.53	24,907	1.52
Brokered certificates	19,574	1.22	-	0.00
Other certificates	272,912	16.97	226,751	13.87
Total certificates of deposit	317,007	19.72	251,658	15.39
Total deposits	$1,607,538	100.00%	$1,635,272	100.00%

Deposits slightly decreased by $27.73 million, or 1.7%, to $1.61 billion at March 31, 2023 from $1.64 billion at December 31, 2022. Money market decreased by $53.21 million, savings decreased by $15.56 million, interest-bearing checking decreased by $15.55 million, and noninterest checking decreased by $8.76 million. However, these decreases were largely offset by increases in certificates of deposits of $65.35 million.

The estimated amount of uninsured deposits was $292.05 million or 18% of total deposits at March 31, 2023.

The following table summarizes borrowing activity:

	March 31,		December 31,
	2023		2022
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings	$122,530	67.55%	$69,394	54.11%
Other long-term debt:
Subordinated debentures fixed at 5.50% to floating, due 2030	14,756	8.13	14,751	11.50
Subordinated debentures fixed at 3.50% to floating, due 2032	38,976	21.48	38,938	30.37
Subordinated debentures variable, due 2035	5,155	2.84	5,155	4.02
Total other long-term debt	58,887	32.45	58,844	45.89
Total borrowings	$181,417	100.00%	$128,238	100.00%

Total borrowings increased by $53.18 million, or 41.5% to $181.42 million at March 31, 2023 from $128.24 million at December 31, 2022. This increase is largely due to an increase in FHLB advances and other borrowings related to funding loan growth.

Shareholders’ Equity

Total shareholders’ equity increased by $4.60 million, or 2.9%, to $163.02 million at March 31, 2023 from $158.42 million at December 31, 2022. The increase was impacted by net income of $3.24 million and a decrease in unrealized losses on securities available-for-sale of $3.83 million. These increases were offset by a net of tax cumulative adjustment of $1.62 million related to the adoption of the Current Expected Credit Losses standard and dividends paid of $1.10 million.

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

	For the Three Months Ended March 31,
	2023			2022
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investment securities	$345,033	$2,843	3.34%	$273,004	$1,297	1.93%
FHLB and FRB stock	10,303	107	4.21	4,540	59	5.27
Loans receivable(1)	1,366,766	17,737	5.26	974,177	11,373	4.73
Other earning assets	2,700	21	3.15	68,278	39	0.23
Total interest-earning assets	1,724,802	20,708	4.87	1,319,999	12,768	3.92
Noninterest-earning assets	222,289			155,050
Total assets	$1,947,091			$1,475,049

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$252,667	$186	0.30%	$207,239	$13	0.03%
Savings	259,565	35	0.05	221,531	31	0.06
Money market	353,748	946	1.08	294,136	192	0.27
Certificates of deposit	283,433	1,293	1.85	146,211	76	0.21
FHLB advances and other borrowings	96,525	1,142	4.80	1,278	6	1.90
Other long-term debt	58,873	678	4.67	62,350	605	3.94
Total interest-bearing liabilities	1,304,811	4,280	1.33	932,745	923	0.40
Noninterest checking	456,153			368,223
Other noninterest-bearing liabilities	23,849			20,879
Total liabilities	1,784,813			1,321,847

Total equity	162,278			153,202

Total liabilities and equity	$1,947,091			$1,475,049
Net interest income/interest rate spread(2)		$16,428	3.54%		$11,845	3.52%

Net interest margin(3)			3.86%			3.64%
Total interest-earning assets to interest-bearing liabilities			132.19%			141.52%

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

	For the Three Months Ended March 31,
	2023			2022
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities	$342	$1,204	$1,546	$588	$(168)	$420
FHLB and FRB stock	75	(27)	48	(6)	(4)	(10)
Loans receivable(1)	4,583	1,781	6,364	1,043	(699)	344
Other earning assets	(37)	19	(18)	(4)	17	13
Total interest-earning assets	4,963	2,977	7,940	1,621	(854)	767

Interest-bearing liabilities:
Checking	3	170	173	2	1	3
Savings	5	(1)	4	6	(2)	4
Money Market	39	715	754	40	42	82
Certificates of deposit	71	1,146	1,217	(33)	(146)	(179)
FHLB advances and other borrowings	447	689	1,136	(64)	-	(64)
Other long-term debt	(34)	107	73	426	(211)	215
Total interest-bearing liabilities	531	2,826	3,357	377	(316)	61

Change in net interest income	$4,432	$151	$4,583	$1,244	$(538)	$706

(1) Includes loans held-for-sale.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2023 and 2022

Net Income. Eagle’s net income for the three months ended March 31, 2023 was $3.24 million compared to $2.22 million for the three months ended March 31, 2022. The increase of $1.02 million was primarily due to an increase in net interest income of $4.58 million partially offset by a decrease in noninterest income of $2.94 million. Basic and diluted earnings per common share were both $0.42 for the current period. Basic and diluted earnings per common share were both $0.34 for the prior year comparable period.

Net Interest Income. Net interest income increased to $16.43 million for the three months ended March 31, 2023, from $11.85 million for the same quarter in the prior year. The increase of $4.58 million, or 38.6%, was the result of an increase in interest and dividend income of $7.94 million partially offset by an increase in interest expense of $3.36 million.

Interest and Dividend Income.Interest and dividend income was $20.71 million for the three months ended March 31, 2023 compared to $12.77 million for the three months ended March 31, 2022. Interest and fees on loans increased to $17.74 million for the three months ended March 31, 2023 from $11.37 million for the three months ended March 31, 2022. This increase of $6.37 million, or 56.0%, was due to an increase in the average balance of loans, as well as an increase in the average yield on loans. Average balances for loans receivable, including loans held-for-sale, for the three months ended March 31, 2023 were $1.37 billion, compared to $974.18 million for the prior year period. This represents an increase of $392.59 million, or 40.3% and was impacted by the FCB acquisition, as well as organic growth. The average interest rate earned on loans receivable also increased by 53 basis points, from 4.73% for the three months ended March 31, 2022 to 5.26% for the current period. Interest accretion on purchased loans was $354,000 for the three months ended March 31, 2023 which resulted in a 8 basis point increase in net interest margin compared to $108,000 for the three months ended March 31, 2022 which resulted in a 3 basis point increase in net interest margin. Interest on investment securities available-for-sale increased by $1.54 million period over period. Average balances for investments increased to $345.03 million for the three months ended March 31, 2023 from $273.00 million for the three months ended March 31, 2022.  The increase in average investment balances was largely driven by the FCB acquisition. Average interest rates earned on investments also increased to 3.34% for the three months ended March 31, 2023 from 1.93% for the three months ended March 31, 2022.

Interest Expense. Total interest expense was $4.28 million for the three months ended March 31, 2023 compared to $923,000 for the three months ended March 31, 2022. The increase of $3.36 million, or 365.2%, was largely due to an increase of $2.15 million in interest expense on deposits, as well as a net increase of $1.20 million in interest expense on total borrowings. The average balance for total deposits was $1.61 billion for the three months ended March 31, 2023 compared to $1.24 billion for the three months ended March 31, 2022. Deposits were acquired through the FCB merger but also increased due to organic growth. In addition, the overall average rate on total deposits was up from 0.10% for the three months ended March 31, 2022 compared to 0.62% for the three months ended March 31, 2023. The average balance for total borrowings increased from $63.63 million for the three months ended March 31, 2022 to $155.40 million for the three months ended March 31, 2023. The average rate paid on total borrowings also increased from 3.89% for the three months ended March 31, 2022, to 4.75% for the three months ended March 31, 2023. Short-term borrowings have increased to fund loan growth.

Credit Loss Provision. Credit loss provisions are charged to earnings to maintain the total allowance for credit losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending we conduct and past due loans in portfolio. The Bank’s policies require the review of assets on a quarterly basis. The Bank classifies loans if warranted. While management believes it uses the best information available to make a determination with respect to the allowance for credit losses, it recognizes that future adjustments may be necessary. The Bank recorded $279,000 in credit loss provisions for the three months ended March 31, 2023 and $279,000 in loan loss provisions for the three months ended March 31, 2022. Management believes the level of total allowances is adequate to cover estimated losses inherent in the portfolio. However, if the economic forecast worsens relative to the assumptions we utilized, additional provisions will be necessary in future periods in order to increase our allowance for credit losses.

Noninterest Income. Total noninterest income was $4.67 million for the three months ended March 31, 2023 compared to $7.61 million for the three months ended March 31, 2022. The decrease of $2.94 million was primarily due to a decrease in mortgage banking, net of $3.20 million. Mortgage banking, net includes net gain on sale of mortgage loans which decreased to $2.20 million for the three months ended March 31, 2023 compared to $6.23 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, $62.39 million residential mortgage loans were sold compared to $172.14 million in the same period in the prior year. Mortgage volumes have been impacted by the current interest rate environment. However, gross margin levels remained fairly consistent only decreasing 9 basis points from 3.62% for the three months ended March 31, 2022 to 3.53% for the three months ended March 31, 2023.

Noninterest Expense.Noninterest expense was $16.53 million for the three months ended March 31, 2023 compared to $16.26 million for the three months ended March 31, 2022, a slight increase of $270,000 or 1.7%. Occupancy and equipment increased $395,000 due to office expansion and the corresponding depreciation expense, as well as utilization and maintenance costs. However, salaries and employee benefits expense was lower quarter over quarter due to decreased commissions paid for residential mortgage originations.

Provision for Income Taxes. Provision for income taxes was $1.05 million for the three months ended March 31, 2023, compared to $695,000 for the three months ended March 31, 2022 due to increased income before provision for income taxes. The effective tax rate was 24.4% for the current period and 23.9% for the prior period.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity

The Bank is required by regulation to maintain sufficient levels of liquidity for safety and soundness purposes. Appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0% and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of March 31, 2023 and December 31, 2022.

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

The Bank's available borrowing capacity was approximately $367.10 million as of March 31, 2023 and $419.20 million as of December 31, 2022.

	March 31,		December 31,
	2023		2022
	Borrowings	Remaining Borrowing	Borrowings	Remaining Borrowing
	Outstanding	Capacity	Outstanding	Capacity
	(Dollars in Thousands)
Federal Home Loan Bank advances	$122,530	$249,100	$69,394	$296,200
Federal Reserve Bank discount window	-	33,000	-	38,000
Correspondent bank lines of credit	-	85,000	-	85,000
Total	$122,530	$367,100	$69,394	$419,200

During the first quarter of 2023, the FRB offered a new Bank Term Funding Program ("BTFP") for eligible depository institutions. The BTFP offers loans of up to one year in length to institutions pledging collateral eligible for purchase by FRB such as U.S. treasuries, agency securities, and mortgage-backed securities. These assets will be valued at par. The Company is not currently utilizing the program; however, this is an additional available funding source.

In addition to bank level liquidity management, Eagle must manage liquidity at the parent company level for various operating needs, including the servicing of debt, the payment of dividends on our common stock, share repurchases, payment of general corporate expense, and potential capital infusions into subsidiaries. The primary source of liquidity for Eagle consists of dividends from the Bank, which is governed by certain rules and regulations of the Montana Division of Banking and Financial Institutions and the Federal Reserve, and access to capital markets. Eagle also has a $10.00 million line of credit with a correspondent bank. There was no outstanding balance for this line of credit at both March 31, 2023 and December 31, 2022. Eagle's ability to receive dividends from the Bank in future periods will depend on several factors, including, without limitation, the Bank's future profits, asset quality, liquidity, and overall condition. In addition, both the Montana Division of Banking and Financial Institutions and Federal Reserve may require approval to pay dividends, based on certain regulatory statutes and limitations.

Eagle presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs. However, if economic conditions were to significantly deteriorate, regulatory capital requirements for Eagle or the Bank were to increase as the result of regulatory directives or otherwise, or Eagle were to believe it is prudent to enhance current liquidity levels, then Eagle may seek additional liquidity from external sources.

Capital Resources

As of March 31, 2023, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 6.2% compared to a decrease of 12.60% at December 31, 2022. The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's and the Bank's regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed "well capitalized" pursuant to State of Montana and FRB rules as of March 31, 2023. The Company's and the Bank's actual capital amounts and ratios as of March 31, 2023 are presented in the table below and all of the ratios, with the exception of the Tier 1 capital adjusted total average assets ratio, include the capital conservation buffer of 2.50%.

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2023:
Total risk-based capital to risk weighted assets
Consolidated	$223,061	13.92%	$168,234	10.50%	N/A	N/A
Bank	207,995	12.99	168,093	10.50	160,088	10.00%

Tier 1 capital to risk weighted assets
Consolidated	151,561	9.46	136,189	8.50	N/A	N/A
Bank	191,495	11.96	136,075	8.50	128,070	8.00

Common equity Tier 1 capital to risk weighted assets
Consolidated	146,561	9.15	112,156	7.00	N/A	N/A
Bank	191,495	11.96	112,062	7.00	104,057	6.50

Tier 1 capital to adjusted total average assets
Consolidated	151,561	7.81	77,630	4.00	N/A	N/A
Bank	191,495	9.87	77,613	4.00	97,016	5.00

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2022:
Total risk-based capital to risk weighted assets
Consolidated	$219,595	14.10%	$163,560	10.50%	N/A	N/A
Bank	202,905	13.04	163,444	10.50	155,661	10.00%

Tier 1 capital to risk weighted assets
Consolidated	150,595	9.67	132,406	8.50	N/A	N/A
Bank	188,905	12.14	132,312	8.50	124,529	8.00

Common equity Tier 1 capital to risk weighted assets
Consolidated	145,594	9.35	109,040	7.00	N/A	N/A
Bank	188,905	12.14	108,962	7.00	101,179	6.50

Tier 1 capital to adjusted total average assets
Consolidated	150,595	7.78	77,422	4.00	N/A	N/A
Bank	188,905	9.82	76,947	4.00	96,184	5.00

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

The following table includes the Bank’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of March 31, 2023		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	-3.2%	5.7%	-15.0%
+100	-1.4%	6.5%	-10.0%
-100	0.2%	5.4%	-10.0%
-200	-0.2%	3.4%	-15.0%

Critical Accounting Policies and Estimates

The accounting and financial reporting policies of Eagle are in accordance with generally accepted accounting principles ("GAAP") and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Eagle has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for credit losses and business combinations. In determining which accounting policies are critical in nature, Eagle has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee on a periodic basis, including the development, selection, implementation, and disclosure of the critical accounting policies. The application of these policies has a significant impact on Eagle’s unaudited interim consolidated financial statements. Eagle’s financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 – Organization and Summary of Significant Accounting Policies" in Eagle’s 2022 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. There have been no significant changes to the accounting policies, estimates, and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Eagle’s 2022 Form 10-K, other than the adoption of Accounting Standards Update ("ASU") No. 2016-13 Financial Instruments - Credit Losses, referred to as the Current Expected Credit Losses ("CECL") model on January 1, 2023 and ASU No. 2022-02 Financial Instruments - Credit Losses, Troubled Debt Restructurings and Vintage Disclosures, an update to ASU No. 2016-13. For additional information on CECL, see Note 1. Organization and Summary of Significant Accounting Policies included in Part I. Item 1 of this report.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of March 31, 2023, our disclosure controls and procedures were effective. During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors

There have not been any material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 other than the addition of the following risk factor:

A continuation of recent turmoil in our industry, and responsive measures to manage it, could have an adverse effect on our financial position or results of operations.

In recent months, several financial services institutions have failed or required outside liquidity support—in many cases, as a result of the inability of the institutions to obtain needed liquidity. The impact of this situation has led to risk of additional stress to other financial services institutions and the financial services industry generally as a result of increased lack of confidence in the financial sector. U.S. regulators have taken action in an effort to strengthen public confidence in the banking system, including the creation of a new Bank Term Funding Program. There can be no assurance that these actions will stabilize the financial services industry and financial markets. While we currently do not anticipate liquidity constraints of the kind that caused certain other financial services institutions to fail or require external support, constraints on our liquidity could occur as a result of unanticipated deposit withdrawals because of market distress or our inability to access other sources of liquidity, including through the capital markets due to unforeseen market dislocations or interruptions. Moreover, some of our customers may become less willing to maintain deposits at the Bank because of broader market concerns with the level of insurance available on those deposits. Our business and our financial condition and results of operations could be adversely affected by continued soundness concerns regarding financial institutions generally and our counterparties specifically and limitations resulting from further governmental action in an effort to stabilize or provide additional regulation of the financial system as impact of excessive deposit withdrawals.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 20, 2023, Eagle's Board of Directors authorized the repurchase of up to 400,000 shares of its common stock beginning May 1, 2023. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend on market conditions and other corporate considerations. The plan expires on May 1, 2024.

On April 21, 2022, Eagle's Board authorized the repurchase of up to 400,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchased its shares and the timing of such repurchases depended on market conditions and other corporate considerations. During the second quarter of 2022, 5,000 shares were purchased under this plan at an average price of $19.75. During the third quarter of 2022, 99,517 shares were purchased under this plan at an average price of $19.45. During the fourth quarter of 2022, 6,608 shares were purchased under this plan at an average price of $18.80. No shares were purchased during the first quarter of 2023 under this plan. The plan expired on April 21, 2023.

On July 22, 2021, Eagle's Board authorized the repurchase of up to 100,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchased its shares and the timing of such repurchases depended on market conditions and other corporate considerations. No shares were purchased during the third or fourth quarter of 2021. However, during the first quarter of 2022, the Company repurchased the total authorized amount of 100,000 shares at an average price of $22.71 per share. The plan expired on July 22, 2022.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part II - OTHER INFORMATION - continued

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of September 30, 2021, by and among Eagle Bancorp Montana, Inc., Opportunity Bank of Montana, First Community Bancorp, Inc. and First Community Bank (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on October 1, 2021).

3.1	Amended and Restated Certificate of Incorporation of Eagle Bancorp Montana, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on February 23, 2010).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q filed on May 9, 2019).

3.3	Bylaws of Eagle Bancorp Montana, Inc., amended as of August 20, 2015 (incorporated by reference to 3.1 of our Current Report on Form 8-K filed on August 25, 2015).

10.1	Amendment No. 1 to the 2020 Non-Employee Director Award Plan (incorporated by reference herein to Exhibit 10.1 of our Current Report on Form 8-K filed on April 26, 2023).

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

32.1

Certification by Laura F. Clark, Chief Executive Officer, and Miranda J. Spaulding, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

EAGLE BANCORP MONTANA, INC.

Date: May 12, 2023	By:	/s/ Laura F. Clark
Laura F. Clark
President/CEO

Date: May 12, 2023	By:	/s/ Miranda J. Spaulding
Miranda J. Spaulding
SVP/CFO