Form 10-Q
period 2023-06-30
Eagle Bancorp Montana, Inc.
filed 2023-08-03
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	7,988,132 shares outstanding

As of July 31, 2023

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS:
Cash and due from banks	$21,878	$19,321
Interest-bearing deposits in banks	1,116	2,490
Total cash and cash equivalents	22,994	21,811

Securities available-for-sale	325,964	349,495
Federal Home Loan Bank ("FHLB") stock	10,099	5,089
Federal Reserve Bank ("FRB") stock	4,131	4,131
Mortgage loans held-for-sale, at fair value	22,381	8,250
Loans receivable, net of allowance for credit losses of $15,560 at June 30, 2023 and $14,000 at December 31, 2022 (1)	1,405,923	1,339,678
Accrued interest and dividends receivable	11,194	11,284
Mortgage servicing rights, net	15,501	15,412
Assets held-for-sale, at fair value	323	1,305
Premises and equipment, net	88,760	84,323
Cash surrender value of life insurance, net	47,520	47,724
Goodwill	34,740	34,740
Core deposit intangible, net	6,648	7,459
Other assets	27,101	17,683

Total assets	$2,023,279	$1,948,384

(1) Allowance for credit losses at June 30, 2023; allowance for loan losses for prior period.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	June 30,	December 31,
	2023	2022
LIABILITIES:
Deposit accounts:
Noninterest-bearing	$432,463	$468,955
Interest-bearing	1,145,904	1,166,317
Total deposits	1,578,367	1,635,272

Accrued expenses and other liabilities	32,002	26,458
FHLB advances and other borrowings	191,260	69,394
Other long-term debt:
Principal amount	60,155	60,155
Unamortized debt issuance costs	(1,230)	(1,311)
Total other long-term debt, net	58,925	58,844

Total liabilities	1,860,554	1,789,968

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 20,000,000 shares authorized; 8,507,429 shares issued at June 30, 2023 and December 31, 2022; 7,988,132 and 8,006,033 shares outstanding at June 30, 2023 and December 31, 2022), respectively	85	85
Additional paid-in capital	109,345	109,164
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(4,870)	(5,156)
Treasury stock, at cost (519,297 and 501,396 shares at June 30, 2023 and December 31, 2022, respectively)	(11,574)	(11,343)
Retained earnings	93,462	92,023
Accumulated other comprehensive loss, net of tax	(23,723)	(26,357)
Total shareholders' equity	162,725	158,416

Total liabilities and shareholders' equity	$2,023,279	$1,948,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$19,137	$14,895	$36,874	$26,268
Securities available-for-sale	2,949	2,011	5,792	3,308
FHLB and FRB dividends	161	38	268	97
Other interest income	25	108	46	147
Total interest and dividend income	22,272	17,052	42,980	29,820

INTEREST EXPENSE:
Deposits	4,155	422	6,615	734
FHLB advances and other borrowings	2,179	15	3,321	21
Other long-term debt	674	648	1,352	1,253
Total interest expense	7,008	1,085	11,288	2,008

NET INTEREST INCOME	15,264	15,967	31,692	27,812

Provision for credit losses (1)	319	858	598	1,137

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	14,945	15,109	31,094	26,675

NONINTEREST INCOME:
Service charges on deposit accounts	527	394	866	725
Mortgage banking, net	3,864	5,491	6,914	11,736
Interchange and ATM fees	641	621	1,218	1,074
Appreciation in cash surrender value of life insurance	503	250	783	457
Net gain (loss) on sale of available-for-sale securities	2	(6)	(222)	(6)
Net gain on sale/disposal of premises and equipment	70	-	83	-
Other noninterest income	597	592	1,233	1,649
Total noninterest income	$6,204	$7,342	$10,875	$15,635

(1) Provision for credit losses for the three and six months ended June 30, 2023; provision for loan losses for the three and six months ended June 30, 2022.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
NONINTEREST EXPENSE:
Salaries and employee benefits	$11,084	$11,431	$20,777	$21,812
Occupancy and equipment expense	2,071	1,817	4,144	3,495
Data processing	1,572	1,413	2,784	2,664
Advertising	309	303	590	588
Amortization	397	440	815	562
Loan costs	464	587	909	1,133
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	393	144	561	237
Professional and examination fees	592	356	1,076	678
Acquisition costs	-	1,876	-	2,193
Other noninterest expense	1,908	1,679	3,667	3,632
Total noninterest expense	18,790	20,046	35,323	36,994

INCOME BEFORE PROVISION FOR INCOME TAXES	2,359	2,405	6,646	5,316

Provision for income taxes	344	634	1,389	1,329

NET INCOME	$2,015	$1,771	$5,257	$3,987

BASIC EARNINGS PER COMMON SHARE	$0.26	$0.24	$0.67	$0.57

DILUTED EARNINGS PER COMMON SHARE	$0.26	$0.24	$0.67	$0.57

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

NET INCOME	$2,015	$1,771	$5,257	$3,987

OTHER ITEMS OF COMPREHENSIVE (LOSS) INCOME BEFORE TAX:
Change in fair value of investment securities available-for-sale	(1,624)	(13,581)	3,353	(30,648)
Reclassification for net realized (income) loss on investment securities available-for-sale	(2)	6	222	6
Total other comprehensive (loss) income	(1,626)	(13,575)	3,575	(30,642)

Income tax benefit (provision) related to securities available-for-sale	428	3,574	(941)	8,068

COMPREHENSIVE INCOME (LOSS)	$817	$(8,230)	$7,891	$(18,587)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three and Six Months Ended June 30, 2023 and 2022

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	(LOSS) INCOME	TOTAL

Balance at March 31, 2023	$-	$85	$109,265	$(5,013)	$(11,343)	$92,547	$(22,525)	$163,016
Net income	-	-	-	-	-	2,015	-	2,015
Other comprehensive loss	-	-	-	-	-	-	(1,198)	(1,198)
Dividends paid ($.1375 per share)	-	-	-	-	-	(1,100)	-	(1,100)
Stock compensation expense	-	-	144	-	-	-	-	144
ESOP shares allocated (5,997 shares)	-	-	(64)	143	-	-	-	79
Treasury stock purchased (17,901 shares at $12.89 average cost per share)					(231)			(231)
Balance at June 30, 2023	$-	$85	$109,345	$(4,870)	$(11,574)	$93,462	$(23,723)	$162,725

Balance at March 31, 2022	$-	$71	$80,960	$(5,586)	$(9,592)	$86,750	$(9,080)	$143,523
Net income	-	-	-	-	-	1,771	-	1,771
Other comprehensive loss	-	-	-	-	-	-	(10,001)	(10,001)
Dividends paid ($0.125 per share)	-	-	-	-	-	(1,011)	-	(1,011)
Stock issued in connection with First Community Bancorp, Inc. acquisition	-	14	28,337	-	-	-	-	28,351
Stock compensation expense	-	-	135	-	-	-	-	135
ESOP shares allocated (5,997 shares)	-	-	(22)	143	-	-	-	121
Treasury stock purchased (5,000 shares at $19.75 average cost per share)	-	-	-	-	(99)	-	-	(99)
Balance at June 30, 2022	$-	$85	$109,410	$(5,443)	$(9,691)	$87,510	$(19,081)	$162,790

Balance at December 31, 2022	$-	$85	$109,164	$(5,156)	$(11,343)	$92,023	$(26,357)	$158,416
Net income	-	-	-	-	-	5,257	-	5,257
New credit standard (Topic 326) - impact in year of adoption	-	-	-	-	-	(1,616)	-	(1,616)
Other comprehensive income	-	-	-	-	-	-	2,634	2,634
Dividends paid ($.275 per share)	-	-	-	-	-	(2,202)	-	(2,202)
Stock compensation expense	-	-	289	-	-	-	-	289
ESOP shares allocated (11,994 shares)	-	-	(108)	286	-	-	-	178
Treasury stock purchased (17,901 shares at $12.89 average cost per share)	-	-	-	-	(231)	-	-	(231)
Balance at June 30, 2023	$-	$85	$109,345	$(4,870)	$(11,574)	$93,462	$(23,723)	$162,725

Balance at December 31, 2021	$-	$71	$80,832	$(5,729)	$(7,321)	$85,383	$3,493	$156,729
Net income	-	-	-	-	-	3,987	-	3,987
Other comprehensive loss	-	-	-	-	-	-	(22,574)	(22,574)
Dividends paid ($0.25 per share)	-	-	-	-	-	(1,860)	-	(1,860)
Stock issued in connection with First Community Bancorp, Inc. acquisition	-	14	28,337	-	-	-	-	28,351
Stock compensation expense	-	-	270	-	-	-	-	270
ESOP shares allocated (11,994 shares)	-	-	(29)	286	-	-	-	257
Treasury stock purchased (105,000 shares at $22.57 average cost per share)	-	-	-	-	(2,370)	-	-	(2,370)
Balance at June 30, 2022	$-	$85	$109,410	$(5,443)	$(9,691)	$87,510	$(19,081)	$162,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,257	$3,987
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses (1)	598	1,137
Recovery of mortgage servicing rights	-	(56)
Depreciation	1,901	1,707
Net amortization of investment securities premiums and discounts	533	774
Amortization of mortgage servicing rights	886	1,118
Amortization of right-of-use assets	341	344
Amortization of core deposit intangible	815	562
Compensation expense related to restricted stock awards	289	270
ESOP compensation expense for allocated shares	178	257
Net gain on sale of loans	(4,960)	(11,453)
Originations of loans held-for-sale	(161,384)	(314,621)
Proceeds from sales of loans held-for-sale	152,213	334,946
Net gain on sale of real estate owned and other repossessed assets	-	(13)
Net gain on sale/disposal of premises and equipment	(83)	(1)
Net realized loss on sales of available-for-sale securities	222	6
Net appreciation in cash surrender value of life insurance	(588)	(457)
Net change in:
Accrued interest and dividends receivable	90	(999)
Other assets	(4,685)	(373)
Accrued expenses and other liabilities	(663)	(437)
Net cash (used in) provided by operating activities	(9,040)	16,698

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	34,020	43,794
Maturities, principal payments and calls	20,265	15,201
Purchases	(28,126)	(77,073)
FHLB stock purchased	(5,010)	(10)
FRB stock purchased	-	(392)
Net cash received from acquisitions	-	13,397
Loan origination and principal collection, net	(68,608)	(129,737)
Proceeds from bank owned life insurance	765	-
Proceeds from sale of premises and equipment	979	5
Purchases of premises and equipment, net	(6,590)	(6,959)
Net cash used in investing activities	$(52,305)	$(141,774)

(1) Provision for credit losses for the quarter ended June 30, 2023; provision for loan losses for prior period.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	$(56,905)	$85,324
Net short-term advances from FHLB and other borrowings	121,866	-
Advances on long-term FHLB and other borrowings	-	4,500
Payments on long-term FHLB and other borrowings	-	(5,000)
Proceeds from issuance of subordinated debentures	-	40,000
Repayment of senior debt	-	(10,000)
Payments for debt issuance costs	-	(917)
Purchase of treasury stock	(231)	(2,370)
Dividends paid	(2,202)	(1,860)
Net cash provided by financing activities	62,528	109,677

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,183	(15,399)

CASH AND CASH EQUIVALENTS, beginning of period	21,811	61,434

CASH AND CASH EQUIVALENTS, end of period	$22,994	$46,035

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$8,612	$1,530
Cash paid during the period for income taxes	2,014	2,720

NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in fair value of securities available-for-sale	$3,575	$(30,642)
Mortgage servicing rights recognized	975	2,178
Right-of-use assets obtained in exchange for lease liabilities	3	59
Loans transferred to real estate and other assets acquired in foreclosure	-	328
Stock issued in connection with acquisition	-	28,351
Commitments to invest in Low-Income Housing Tax Credit projects	4,972	-
Cumulative effect adjustment to retained earnings due to adoption of Topic 326	(1,616)	-

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

In March 2021, the Bank established a subsidiary, Opportunity Housing Fund, LLC ("OHF"), to invest in Low-Income Housing Tax Credit ("LIHTC") projects. The LIHTC program is designed to encourage capital investment in construction and rehabilitation of low-income housing. Tax credits are allowable over a 10-year period. Investments in LIHTC projects are included in other assets on the consolidated statements of financial condition and totaled $3,915,000 and $1,237,000 as of June 30, 2023 and December 31, 2022, respectively. The Company's remaining capital commitments to these LIHTC projects were $4,972,000 as of June 30, 2023 and are included in accrued expenses and other liabilities on the consolidated statements of financial condition.

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

The results of operations for the six-month period ended  June 30, 2023 are not necessarily indicative of the results to be expected for the year ending  December 31, 2022 or any other period. In preparing condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights, the fair value of financial instruments, the valuation of goodwill and deferred tax assets and liabilities.

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

Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2023 for recognition and/or disclosure.

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

Allowance for Credit Losses on Loans – The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The Company has elected to exclude accrued interest receivable from the amortized cost basis of loans, and accrued interest is reported separately on the consolidated statements of financial condition. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed and recoveries are credited to the allowance when received. The Company may also account for expected recoveries should information of an anticipated recovery become available. In the case of actual or expected recoveries, amounts may not exceed the aggregate of amounts previously charged off.

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

Allowance for Credit Losses on Unfunded Commitments – The Company estimates expected credit losses over the period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is adjusted through a provision for credit losses expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The estimate utilizes the same factors and assumptions as the allowance for credit losses on loans and is applied at the same collective cohort level.

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

The total accretable discount on FCB acquired loans was $5,416,000 as of April 30, 2022. During the three months ended June 30, 2023, accretion of the loan discount was $276,000. The remaining accretable loan discount was $3,548,000as of June 30, 2023. Three impaired loans were acquired through the FCB acquisition with insignificant balances as of April 30, 2022.

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

Direct costs related to the acquisition were expensed as incurred. The Company recorded no acquisition costs related to FCB during the six months ended June 30, 2023, and $2,296,000during the year ended December 31, 2022. Acquisition costs included professional fees and data processing expenses incurred related to the acquisition.

Operations of acquired entities have been included in the condensed consolidated financial statements since date of acquisition. The Company does not consider them as separate reporting segments and does not track the amount of revenues and net income attributable since acquisition. As such, it is impracticable to determine such amounts for the period from acquisition date through June 30, 2023.

NOTE 3. INVESTMENT SECURITIES

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	June 30, 2023				December 31, 2022
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(In Thousands)
Available-for-Sale:
U.S. government and agency obligations	$7,416	$163	$(205)	$7,374	$2,575	$2	$(187)	$2,390
U.S. Treasury obligations	52,462	-	(6,404)	46,058	58,715	-	(6,764)	51,951
Municipal obligations	152,990	67	(13,865)	139,192	190,811	77	(18,039)	172,849
Corporate obligations	4,242	-	(411)	3,831	7,240	1	(251)	6,990
Mortgage-backed securities	30,739	-	(1,952)	28,787	31,553	-	(1,900)	29,653
Collateralized mortgage obligations	97,648	-	(9,536)	88,112	90,812	-	(8,681)	82,131
Asset-backed securities	12,672	43	(105)	12,610	3,569	-	(38)	3,531
Total	$358,169	$273	$(32,478)	$325,964	$385,275	$80	$(35,860)	$349,495

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. INVESTMENT SECURITIES – continued

Proceeds from sale of available-for sale securities and the associated realized gains and losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In Thousands)
Proceeds from sale of available-for-sale securities	$11,247	$43,794	$34,020	$43,794

Gross realized gain on sale of available-for-sale securities	$49	$-	$69	$-
Gross realized loss on sale of available-for-sale securities	(47)	(6)	(291)	(6)
Net realized gain (loss) on sale of available-for-sale securities	$2	$(6)	$(222)	$(6)

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2023
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$4,354	$4,344
Due from one to five years	28,757	26,662
Due from five to ten years	76,238	66,909
Due after ten years	120,433	111,150
	229,782	209,065
Mortgage-backed securities	30,739	28,787
Collateralized mortgage obligations	97,648	88,112
Total	$358,169	$325,964

As of  June 30, 2023 and December 31, 2022, securities with a fair value of $25,080,000 and $58,942,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	June 30, 2023
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency obligations	$798	$(92)	$946	$(113)
U.S. Treasury obligations	-	-	46,058	(6,404)
Municipal obligations	39,143	(848)	86,487	(13,017)
Corporate obligations	1,118	(132)	2,713	(279)
Mortgage-backed securities and collateralized mortgage obligations	23,173	(951)	93,725	(10,537)
Asset-backed securities	9,404	(105)	-	-
Total	$73,636	$(2,128)	$229,929	$(30,350)

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

As of  June 30, 2023 and December 31, 2022, there were, respectively, 326 and 388 securities in unrealized loss positions. Based on analysis of available-for-sale debt securities with unrealized losses as of June 30, 2023, the Company determined the decline in value was unrelated to credit losses and was primarily caused by changes in interest rates and market spreads subsequent to the initial purchase of the securities. The Company is not likely to be required to sell these securities prior to maturity. As a result, no ACL was recorded on available-for-sale securities at June 30, 2023. As part of this determination, consideration was given to the extent to which fair value was less than amortized cost, adverse security ratings by a rating agency and other factors.

NOTE 4. LOANS RECEIVABLE

Loans receivable consisted of the following:

	June 30,	December 31,
	2023	2022
	(In Thousands)
Real estate loans:
Residential 1-4 family	$182,953	$195,703
Commercial real estate	875,545	826,549

Other loans:
Home equity	80,333	74,271
Consumer	30,065	27,609
Commercial	252,587	231,291

Total	1,421,483	1,355,423

Deferred loan fees, net(1)	-	(1,745)
Allowance for credit losses (2)	(15,560)	(14,000)
Total loans, net	$1,405,923	$1,339,678

(1) Deferred loan fees, net are included in individual loan categories above and totaled $1.48 million for the quarter ended June 30, 2023.
(2) Allowance for credit losses for the quarter ended June 30, 2023; allowance for loan losses for prior periods.

Included in the above are loans guaranteed by U.S. government agencies totaling $24,705,000 and $24,605,000 at June 30, 2023 and  December 31, 2022, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

The following table provides allowance for credit losses activity for the three months ended June 30, 2023.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, March 31, 2023	$1,580	$9,732	$513	$344	$2,831	$15,000
Charge-offs	-	-	-	(29)	(26)	(55)
Recoveries	189	6	9	-	2	206
Provision	17	273	4	3	112	409
Total ending allowance balance, June 30, 2023	$1,786	$10,011	$526	$318	$2,919	$15,560

The following table provides allowance for credit losses activity for the six months ended June 30, 2023.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, December 31, 2022, prior to adoption of ASC 326	$1,472	$9,037	$509	$342	$2,640	$14,000
Impact of adopting ASC 326	21	534	3	1	141	700
Charge-offs	-	-	-	(30)	(26)	(56)
Recoveries	195	11	9	1	12	228
Provision	98	429	5	4	152	688
Total ending allowance balance, June 30, 2023	$1,786	$10,011	$526	$318	$2,919	$15,560

The following table provides allowance for loan losses activity for the three and six months ended June 30, 2022.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, March 31, 2022	$1,616	$7,659	$536	$357	$2,532	$12,700
Charge-offs	-	-	(32)	-	(215)	(247)
Recoveries	-	8	-	1	5	14
Provision	27	670	3	3	155	858
Ending balance, June 30, 2022	$1,643	$8,337	$507	$361	$2,477	$13,325

Allowance for loan losses:
Beginning balance, December 31, 2021	$1,596	$7,470	$533	$365	$2,536	$12,500
Charge-offs	-	-	(32)	(8)	(299)	(339)
Recoveries	-	14	-	1	12	27
Provision	47	853	6	3	228	1,137
Ending balance, June 30, 2022	$1,643	$8,337	$507	$361	$2,477	$13,325

Ending balance, June 30, 2022 allocated to loans individually evaluated for impairment	$199	$-	$-	$-	$319	$518

Ending balance, June 30, 2022 allocated to loans collectively evaluated for impairment	$1,444	$8,337	$507	$361	$2,158	$12,807

Loans receivable:
Ending balance, June 30, 2022	$186,229	$743,326	$62,445	$25,775	$234,741	$1,252,516

Ending balance, June 30, 2022 of loans individually evaluated for impairment	$573	$1,173	$119	$35	$1,670	$3,570

Ending balance, June 30, 2022 of loans collectively evaluated for impairment	$185,656	$742,153	$62,326	$25,740	$233,071	$1,248,946

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

Internal classification of the loan portfolio by amortized cost and based on year originated was as follows:

	June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total Loans
	(In Thousands)
RESIDENTIAL 1-4 FAMILY
Pass	$5,455	$37,629	$25,727	$15,883	$11,654	$33,829	$2,501	$132,678
Special Mention	-	-	-	-	-	232	-	232
Substandard	-	-	-	-	-	527	-	527
Total Residential 1-4 family	5,455	37,629	25,727	15,883	11,654	34,588	2,501	133,437
RESIDENTIAL 1-4 FAMILY CONSTRUCTION
Pass	3,820	33,921	11,158	-	-	301	316	49,516
Special Mention	-	-	-	-	-	-	-	-
Total Residential 1-4 family construction	3,820	33,921	11,158	-	-	301	316	49,516
COMMERCIAL REAL ESTATE
Pass	32,372	135,828	144,174	55,342	57,149	113,899	31,868	570,632
Special Mention	544	-	-	-	3,533	2,360	-	6,437
Substandard	-	-	-	-	-	667	-	667
Total Commercial real estate	32,916	135,828	144,174	55,342	60,682	116,926	31,868	577,736
COMMERCIAL CONSTRUCTION AND DEVELOPMENT
Pass	10,124	84,040	43,024	6,854	7,027	4,336	2,110	157,515
Special Mention	-	-	-	-	-	1,004	-	1,004
Total Commercial construction and development	10,124	84,040	43,024	6,854	7,027	5,340	2,110	158,519
FARMLAND
Pass	10,005	36,986	20,607	23,127	9,799	31,413	4,053	135,990
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	407	-	1,091	183	1,619	-	3,300
Total Farmland	10,005	37,393	20,607	24,218	9,982	33,032	4,053	139,290
HOME EQUITY
Pass	611	5,098	389	591	657	2,291	70,502	80,139
Substandard	-	-	-	-	-	114	80	194
Total Home Equity	611	5,098	389	591	657	2,405	70,582	80,333
CONSUMER
Pass	8,096	10,213	4,510	2,613	761	1,649	2,086	29,928
Special Mention	-	-	-	-	-	-	-	-
Substandard	15	33	7	51	3	11	17	137
Total Consumer	8,111	10,246	4,517	2,664	764	1,660	2,103	30,065
COMMERCIAL
Pass	15,901	25,832	26,184	22,643	3,801	7,356	26,563	128,280
Special Mention	-	-	-	29	-	140	418	587
Substandard	-	72	18	96	19	-	4	209
Doubtful	-	-	-	-	-	8	-	8
Total Commercial	15,901	25,904	26,202	22,768	3,820	7,504	26,985	129,084
AGRICULTURAL
Pass	29,776	26,608	8,917	6,948	2,150	1,733	44,467	120,599
Special Mention	-	94	-	-	-	-	-	94
Substandard	-	210	186	55	863	559	837	2,710
Doubtful	-	-	-	-	-	100	-	100
Total Agricultural	29,776	26,912	9,103	7,003	3,013	2,392	45,304	123,503
TOTAL LOANS
Pass	116,160	396,155	284,690	134,001	92,998	196,807	184,466	1,405,277
Special Mention	544	94	-	29	3,533	3,736	418	8,354
Substandard	15	722	211	1,293	1,068	3,497	938	7,744
Doubtful	-	-	-	-	-	108	-	108
Total	$116,719	$396,971	$284,901	$135,323	$97,599	$204,148	$185,822	$1,421,483

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

Internal classification of the loan portfolio was as follows (prior to the adoption of ASU No. 2016-13):

	December 31, 2022
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$135,079	$515	$353	-	$-	$135,947
Residential 1-4 family construction	59,756	-	-	-	-	59,756
Commercial real estate	520,505	16,833	1,732	-	-	539,070
Commercial construction and development	150,101	1,044	-	-	-	151,145
Farmland	131,646	2,232	2,456	-	-	136,334
Other loans:
Home equity	74,147	-	124	-	-	74,271
Consumer	27,560	10	39	-	-	27,609
Commercial	125,035	1,476	736	8	-	127,255
Agricultural	101,441	311	2,182	102	-	104,036
Total	$1,325,270	$22,421	$7,622	$110	$-	$1,355,423

The following tables include information regarding delinquencies within the loan portfolio.

	June 30, 2023
	Loans Past Due and Still Accruing

		90 Days		Nonaccrual	Nonaccrual
	30-89 Days	and		Loans with	Loans with	Current	Total
	Past Due	Greater	Total	no ACL	ACL	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$687	$329	$1,016	$322	$-	$132,099	$133,437
Residential 1-4 family construction	-	-	-	-	-	49,516	49,516
Commercial real estate	-	-	-	668	-	577,068	577,736
Commercial construction and development	-	-	-	-	-	158,519	158,519
Farmland	233	-	233	2,313	1,734	135,010	139,290
Other loans:
Home equity	425	-	425	178	-	79,730	80,333
Consumer	73	-	73	67	21	29,904	30,065
Commercial	633	40	673	213	-	128,198	129,084
Agricultural	27	-	27	3,196	849	119,431	123,503
Total	$2,078	$369	$2,447	$6,957	$2,604	$1,409,475	$1,421,483

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

	December 31, 2022
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Nonaccrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$1,798	$330	$2,128	$483	$133,336	$135,947
Residential 1-4 family construction	500	-	500	-	59,256	59,756
Commercial real estate	780	-	780	350	537,940	539,070
Commercial construction and development	-	-	-	-	151,145	151,145
Farmland	1,620	-	1,620	754	133,960	136,334
Other loans:
Home equity	226	-	226	107	73,938	74,271
Consumer	93	-	93	25	27,491	27,609
Commercial	597	746	1,343	44	125,868	127,255
Agricultural	-	-	-	1,535	102,501	104,036
Total	$5,614	$1,076	$6,690	$3,298	$1,345,435	$1,355,423

The following tables presents the amortized cost basis of collateral-dependent loans by class of loans.

	June 30, 2023
	Real Estate	Business Assets	Other
	(In Thousands)
Real estate loans:
Residential 1-4 family	$411	$-	$-
Commercial real estate	39	628	-
Farmland	4,164	-	-
Other loans:			-
Home equity	159	-	-
Consumer	-		68
Commercial	-	353	-
Agricultural	-	2,876	-
Total	$4,773	$3,857	$68

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

The implementation of ASU No. 2016-13 significantly changed disclosures related to loans and, as a result, certain disclosures are no longer required. The following tables represent disclosures for the prior period that are no longer required as of January 1, 2023, but are included in this Form 10-Q since the Company is required to disclose comparative information.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

The following table provides information on impaired loans for the three and six months ended June 30, 2022:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
	Average Recorded Investment
	(In Thousands)	(In Thousands)
Real estate loans:
Residential 1-4 family	$580	$595
Residential 1-4 family construction	-	169
Commercial real estate	1,134	1,213
Commercial construction and development	-	-
Farmland	1,189	1,200
Other loans:
Home equity	115	117
Consumer	40	49
Commercial	68	300
Agricultural	1,654	1,672
Total	$4,780	$5,315

Interest income recognized on nonaccrual loans for the three and six months ended June 30, 2023 and 2022 is considered insignificant. Interest payments received on a cash basis related to nonaccrual loans were $418,000 at June 30, 2023 and $415,000 at  December 31, 2022.

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

As of  June 30, 2023, the Company modified one commercial real estate loan with an amortized cost basis of $544,000 for a borrower experiencing financial difficulty by consolidating two lines of credit and refinancing into one long term loan for ten years. There was no forgiveness of principal and the loan was current with its modified terms as of June 30, 2023.

Prior to the adoption of ASU No. 2022-02, during the three months ended June 30, 2022, there were no new TDR loans. During the six months ended June 30, 2022, there were two new TDR loans. The recorded investments for both agricultural loans at the time of restructure were $331,000 and $145,000. No charge-offs were incurred and the loans continue to be on nonaccrual status.

NOTE 5. MORTGAGE SERVICING RIGHTS

The Company is servicing mortgage loans for the benefit of others which are not included in the condensed consolidated statements of financial condition and have unpaid principal balances of $2,030,603,000 and $2,022,066,000 at  June 30, 2023 and December 31, 2022, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $1,269,000 and $1,199,000 for the three months ended June 30, 2023 and 2022, respectively. Mortgage loan servicing fees were $2,535,000 and $2,355,000 for the six months ended June 30, 2023 and 2022, respectively. These fees, net of amortization, are included in mortgage banking, net which is a component of noninterest income on the condensed consolidated statements of income.

Custodial balances maintained in connection with the foregoing loan servicing are included in noninterest checking deposits and were $12,742,000 and $11,912,000 at  June 30, 2023 and December 31, 2022, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. MORTGAGE SERVICING RIGHTS – continued

The following table is a summary of activity in mortgage servicing rights:

	As of or For the
	Three Months Ended
	June 30,
	2023	2022
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$15,875	$14,288
Mortgage servicing rights capitalized	112	1,030
Amortization of mortgage servicing rights	(486)	(509)
Ending balance	$15,501	$14,809

	As of or For the
	Six Months Ended
	June 30,
	2023	2022
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$15,412	$13,749
Mortgage servicing rights capitalized	975	2,178
Amortization of mortgage servicing rights	(886)	(1,118)
Ending balance	$15,501	$14,809
Valuation allowance:
Beginning balance	-	(56)
Recovery of mortgage servicing rights	-	56
Ending balance	-	-
Mortgage servicing rights, net	$15,501	$14,809

Recovery of servicing rights is included in other noninterest expense on the condensed consolidated statements of income.

The fair values of these rights were $20,199,000 and $19,288,000 at  June 30, 2023 and December 31, 2022, respectively. The fair value of servicing rights was determined at loan level, depending on the interest rate and term of the specific loan, using the following valuation assumptions:

	June 30,	December 31,
	2023	2022
Key assumptions:
Discount rate	12%	12%
Prepayment speed range	101-599%	116-210%
Weighted average prepayment speed	114%	131%

NOTE 6. DEPOSITS

Deposits are summarized as follows:

	June 30,	December 31,
	2023	2022
	(In Thousands)
Noninterest checking	$432,463	$468,955
Interest-bearing checking	224,690	252,922
Savings	245,316	273,790
Money market	320,361	387,947
Time certificates of deposit	355,537	251,658
Total	$1,578,367	$1,635,272

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

	June 30, 2023		December 31, 2022
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)
Subordinated debentures fixed at 5.50% to floating, due 2030	$15,000	$(235)	$15,000	$(249)
Subordinated debentures fixed at 3.50% to floating, due 2032	40,000	(995)	40,000	(1,062)
Subordinated debentures variable at 3-Month Libor plus 1.42%, due 2035	5,155	-	5,155	-
Total other long-term debt	$60,155	$(1,230)	$60,155	$(1,311)

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

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at three-month LIBOR plus 1.42%, making the rate 6.97% and 6.20% as of June 30, 2023 and December 31, 2022, respectively. In December of 2022, Governors of the Federal Reserve System adopted final rule 12 C.F.R. Part 253, Regulation Implementing the Adjustable Interest Rate (LIBOR) Act. Rule 253 identified SOFR-benchmark rates to replace LIBOR in certain financial contracts after June 30, 2023. As a result the variable rate for interest payable will be converting soon to three-month CME Term SOFR plus 0.26%. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date. The subordinated debentures qualify as Tier 1 capital for regulatory purposes.

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

Unrealized
(Losses) Gains
on Securities
Available-for-Sale
(In Thousands)
Balance, March 31, 2023	$(22,525)
Other comprehensive loss, before reclassifications and income taxes	(1,624)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	(2)
Income tax benefit	428
Total other comprehensive loss	(1,198)
Balance, June 30, 2023	$(23,723)

Balance, March 31, 2022	$(9,080)
Other comprehensive loss, before reclassifications and income taxes	(13,581)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	6
Income tax benefit	3,574
Total other comprehensive loss	(10,001)
Balance, June 30, 2022	$(19,081)

Balance, December 31, 2022	$(26,357)
Other comprehensive income, before reclassifications and income taxes	3,353
Amounts reclassified from accumulated other comprehensive loss, before income taxes	222
Income tax provision	(941)
Total other comprehensive income	2,634
Balance, June 30, 2023	$(23,723)

Balance, December 31, 2021	$3,493
Other comprehensive loss, before reclassifications and income taxes	(30,648)
Amounts reclassified from accumulated other comprehensive income, before income taxes	6
Income tax benefit	8,068
Total other comprehensive loss	(22,574)
Balance, June 30, 2022	$(19,081)

NOTE 9. EARNINGS PER COMMON SHARE

The computations of basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Dollars in Thousands, Except Per Share Data)
Basic weighted average shares outstanding	7,789,559	7,410,796	7,789,872	6,960,963
Dilutive effect of stock compensation	3,851	11,226	3,065	12,270
Diluted weighted average shares outstanding	7,793,410	7,422,022	7,792,937	6,973,233

Net income available to common shareholders	$2,015	$1,771	$5,257	$3,987

Basic earnings common per share	$0.26	$0.24	$0.67	$0.57

Diluted earnings per common share	$0.26	$0.24	$0.67	$0.57

Restricted stock units excluded from the diluted average outstanding share calculation because their effect would be anti-dilutive	24,545	-	18,046	-

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

Derivatives are summarized as follows:

	June 30, 2023			December 31, 2022
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$35,690	$-	$57	$18,603	$-	$81
Forward TBA mortgage-backed securities	21,000	81	-	13,000	11	-

Changes in the fair value of the derivatives are recorded in mortgage banking, net within noninterest income on the condensed consolidated statements of income. Net gains of $211,000 were recorded for the three months ended June 30, 2023 compared to net losses of $551,000 for the three months ended June 30, 2022. Net gains of $94,000 were recorded for the six months ended  June 30, 2023 compared to net losses of $491,000 for the six months ended June 30, 2022.

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

	June 30, 2023
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency obligations	$-	$7,374	$-	$7,374
U.S. Treasury obligations	46,058	-	-	46,058
Municipal obligations	-	139,192	-	139,192
Corporate obligations	-	3,831	-	3,831
Mortgage-backed securities	-	28,787	-	28,787
Collateralized mortgage obligations	-	88,112	-	88,112
Asset-backed securities	-	12,610	-	12,610
Loans held-for-sale	-	22,381	-	22,381
Forward TBA mortgage-backed securities	-	81	-	81
Financial liabilities:
Interest rate lock commitments	-	-	57	57

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency obligations	$-	$2,390	$-	$2,390
U.S. Treasury obligations	51,951	-	-	51,951
Municipal obligations	-	172,849	-	172,849
Corporate obligations	-	6,990	-	6,990
Mortgage-backed securities	-	29,653	-	29,653
Collateralized mortgage obligations	-	82,131	-	82,131
Asset-backed securities	-	3,531	-	3,531
Loans held-for-sale	-	8,250	-	8,250
Forward TBA mortgage-backed securities	-	11	-	11
Financial liabilities:
Interest rate lock commitments	-	-	81	81

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

The following table summarizes financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

June 30, 2023
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
(In Thousands)
Collateral-dependent loans individually evaluated, net of ACL(1)	$-	$-	$2,677	$2,677
Mortgage servicing rights	-	-	-	-

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans(1)	$-	$-	$281	$281
Mortgage servicing rights	-	-	1,346	$1,346

(1) The Company adopted ASC 326 as of January 1, 2023, under which the concept of impaired loans went away. The comparable period presents impaired loans under previously applicable GAAP.

The following table represents the Banks’s Level 3 financial assets and liabilities, the valuation techniques used to measure the fair value of those financial assets and liabilities, and the significant unobservable inputs and the ranges of values for those inputs.

	Principal	Significant	Range of
	Valuation	Unobservable	Significant Input
Instrument	Technique	Inputs	Values

Collerateral-dependent loans individually evaluated	Fair value of underlying collateral	Discount applied to the obtained appraisal	10-30%
Real estate and other repossessed assets	Fair value of collateral	Discount applied to the obtained appraisal	10-30%
Interest rate lock commitments	Internal pricing model	Pull-through expectations	80-90%

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months and six months ended June 30, 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	Interest Rate Lock Commitments		Interest Rate Lock Commitments
	(In Thousands)		(In Thousands)
Beginning balance	$130	$91	$(81)	$1,218
Purchases and issuances	(186)	448	(150)	735
Sales and settlements	(1)	(205)	174	(1,619)
Ending balance	$(57)	$334	$(57)	$334
Unrealized (losses) gains related to items held at end of period	$(187)	$243	$24	$(884)

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

	June 30, 2023
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$22,994	$-	$-	$22,994	$22,994
FHLB stock	-	10,099	-	10,099	10,099
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,362,776	1,362,776	1,421,483
Accrued interest and dividends receivable	11,194	-	-	11,194	11,194
Mortgage servicing rights	-	-	20,199	20,199	15,501
Financial liabilities:
Non-maturing interest-bearing deposits	-	790,367	-	790,367	790,367
Noninterest-bearing deposits	432,463	-	-	432,463	432,463
Time certificates of deposit	-	-	351,199	351,199	355,537
Accrued expenses and other liabilities	31,945	-	-	31,945	31,945
FHLB advances and other borrowings	-	-	191,107	191,107	191,260
Other long-term debt	-	-	56,864	56,864	60,155

	December 31, 2022
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$21,811	$-	$-	$21,811	$21,811
FHLB stock	-	5,089	-	5,089	5,089
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,322,814	1,322,814	1,353,678
Accrued interest and dividends receivable	11,284	-	-	11,284	11,284
Mortgage servicing rights	-	-	19,288	19,288	15,412
Financial liabilities:
Non-maturing interest-bearing deposits	-	914,659	-	914,659	914,659
Noninterest-bearing deposits	468,955	-	-	468,955	468,955
Time certificates of deposit	-	-	246,348	246,348	251,658
Accrued expenses and other liabilities	26,377	-	-	26,377	26,377
FHLB advances and other borrowings	-	-	69,373	69,373	69,394
Other long-term debt	-	-	56,721	56,721	60,155

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and analysis provides information that management believes is necessary to understand Eagle's financial condition, changes in financial condition, results of operations, and cash flows for the three and six months ended June 30, 2023, as compared to 2022. The following should be read in conjunction with the Company's Consolidated Financial Statements, and accompanying Notes thereto, for the year ended December 31, 2022, included in Eagle's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 8, 2023, and in conjunction with the Condensed Consolidated Financial Statements, and accompanying Notes thereto, included in Part I - Item 1. Financial Statements. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.

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

The Bank has a strong mortgage lending focus, with a large portion of its loan originations represented by single-family residential mortgages, which has enabled it to successfully market home equity loans, as well as a wide range of shorter term consumer loans for various personal needs (automobiles, recreational vehicles, etc.). The Bank has also focused on adding commercial loans to its portfolio, both real estate and non-real estate. We have made significant progress in this initiative. The purpose of this diversification is to mitigate the Bank’s dependence on the residential mortgage market, as well as to improve our ability to manage our interest rate spread. Recent acquisitions have added to our agricultural loans, which generally have shorter maturities and nominally higher interest rates. This has provided additional interest income and improved interest rate sensitivity. The Bank’s management recognizes that fee income will also enable it to be less dependent on specialized lending and it now maintains a significant loan serviced portfolio which provides a steady source of fee income. Fee income is also supplemented with fees generated from deposit accounts. The Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread. Non-maturity deposits and certificates of deposits do not automatically reprice as interest rates rise. Gain on sale of loans also provides significant noninterest income in periods of high mortgage loan origination volumes. Such income will be, and has recently been, adversely affected in periods of lower mortgage activity.

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee increased the federal funds target rate to 4.50% during the year ended December 31, 2022. The rate increased to 5.25% during the six months ended June 30, 2023.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between June 30, 2023 and December 31, 2022.

Total assets were $2.02 billion at June 30, 2023, an increase of $74.90 million, or 3.8% from $1.95 billion at December 31, 2022. Loans receivable, net increased by $66.24 million from December 31, 2022. Securities available-for-sale decreased $23.54 million or 6.7% from December 31, 2022. Total liabilities were $1.86 billion at June 30, 2023, an increase of $70.58 million, or 3.9%, from $1.79 billion at December 31, 2022. Total borrowings increased $121.95 million from December 31, 2022 and total deposits decreased $56.90 million from December 31, 2022. Total shareholders’ equity increased $4.31 million or 2.7% from December 31, 2022.

Financial Condition Details

Investment Activities

The following table summarizes investment activities:

	June 30,		December 31,
	2023		2022
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency obligations	$7,374	2.26%	$2,390	0.68%
U.S. Treasury obligations	46,058	14.13	51,951	14.86
Municipal obligations	139,192	42.70	172,849	49.47
Corporate obligations	3,831	1.18	6,990	2.00
Mortgage-backed securities	28,787	8.83	29,653	8.48
Collateralized mortgage obligations	88,112	27.03	82,131	23.50
Asset-backed securities	12,610	3.87	3,531	1.01
Total securities available-for-sale	$325,964	100.00%	$349,495	100.00%

Securities available-for-sale were $325.96 million at June 30, 2023, a decrease of $23.54 million from $349.50 million at December 31, 2022. The decrease was due to sales of $34.02 million and maturity, principal payments and call activity of $20.27 million. These decreases were largely offset by $28.13 million in investment purchases. In addition, the unrealized losses on securities improved from year end, decreasing by $3.57 million.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	June 30,		December 31,
	2023		2022
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential 1-4 family (1)	$133,437	9.39%	$135,947	10.03%
Residential 1-4 family construction	49,516	3.48	59,756	4.41
Total residential 1-4 family	182,953	12.87	195,703	14.44

Commercial real estate	577,736	40.64	539,070	39.76
Commercial construction and development	158,519	11.15	151,145	11.15
Farmland	139,290	9.80	136,334	10.06
Total commercial real estate	875,545	61.59	826,549	60.97

Total real estate loans	1,058,498	74.46	1,022,252	75.41

Other loans:
Home equity	80,333	5.65	74,271	5.48
Consumer	30,065	2.12	27,609	2.04

Commercial	129,084	9.08	127,255	9.39
Agricultural	123,503	8.69	104,036	7.68
Total commercial loans	252,587	17.77	231,291	17.07

Total other loans	362,985	25.54	333,171	24.59

Total loans	1,421,483	100.00%	1,355,423	100.00%

Deferred loan fees(2)	-		(1,745)
Allowance for credit losses (3)	(15,560)		(14,000)
Total loans, net	$1,405,923		$1,339,678

(1)	Excludes loans held-for-sale.
(2)	Deferred loan fees, net included in individual loan categories above for the quarter ended June 30, 2023.
(3)	Allowance for credit losses for the quarter ended June 30, 2023; allowance for loan losses for prior periods.

Loans receivable, net increased $66.24 million, or 4.9%, to $1.41 billion at June 30, 2023 from $1.34 billion at December 31, 2022. Total commercial real estate loans increased $49.00 million, total commercial loans increased $21.30 million, total home equity loans increased $6.06 million, consumer loans increased $2.46 million and total residential loans decreased $12.75 million.

Total loan originations were $339.17 million for the six months ended June 30, 2023. Total residential 1-4 family originations were $177.89 million, which includes $161.38 million of loans held-for-sale originations. Total commercial originations were $82.21 million. Total commercial real estate originations were $59.90 million. Home equity loan originations totaled $9.80 million. Consumer loan originations totaled $9.37 million.  Loans held-for-sale increased by $14.13 million to $22.38 million at June 30, 2023 from $8.25 million at December 31, 2022.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for credit losses. Subsequent write-downs are recorded as a charge to operations. As of June 30, 2023 and December 31, 2022 there was no real estate owned and other repossessed property.

The following table sets forth information regarding nonperforming assets:

	June 30,	December 31,
	2023	2022
	(Dollars in Thousands)
Nonaccrual loans
Real estate loans:
Residential 1-4 family	$322	$483
Commercial real estate	668	350
Farmland	4,047	143
Other loans:
Home equity	178	96
Consumer	88	25
Commercial	213	44
Agricultural	4,045	1,059
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	329	330
Other loans:
Commercial	40	746
Restructured loans:	-	4,502
Total nonperforming loans	9,930	7,778
Real estate owned and other repossessed property, net	-	-
Total nonperforming assets	$9,930	$7,778

Total nonperforming loans to total loans	0.70%	0.57%
Total nonperforming loans to total assets	0.49%	0.40%
Total nonaccrual loans to total loans	0.67%	0.24%
Total nonperforming assets to total assets	0.49%	0.40%

Nonaccrual loans as of June 30, 2023 and December 31, 2022 include $1,743,000 and $694,000, respectively of acquired loans that deteriorated subsequent to the acquisition date.

Effective January 1, 2023, the Company adopted ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings ("TDRs") and Vintage Disclosures. The update eliminated the recognition and measurement of TDRs, therefore, TDRs are not included in nonperforming assets as of June 30, 2023.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	June 30,		December 31,
	2023		2022
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$432,463	27.39%	$468,955	28.68%
Interest-bearing checking	224,690	14.24	252,922	15.47
Savings	245,316	15.54	273,790	16.74
Money market	320,361	20.30	387,947	23.72
Total	1,222,830	77.47	1,383,614	84.61
Certificates of deposit accounts:
IRA certificates	24,150	1.53	24,907	1.52
Brokered certificates	15,119	0.96	-	0.00
Other certificates	316,268	20.04	226,751	13.87
Total certificates of deposit	355,537	22.53	251,658	15.39
Total deposits	$1,578,367	100.00%	$1,635,272	100.00%

Deposits decreased by $56.90 million, or 3.5%, to $1.58 billion at June 30, 2023 from $1.64 billion at December 31, 2022. Money market decreased by $67.59 million, noninterest checking decreased by $36.50 million, savings decreased by $28.47 million, and interest-bearing checking decreased by $28.23 million. As indicated in the table above, the decreases were largely offset by increases in certificates of deposits of $103.88 million and this increase was impacted by $15.12 million of fixed rate brokered certificates.

The estimated amount of uninsured deposits was $289.14 million or 18% of total deposits at June 30, 2023.

The following table summarizes borrowing activity:

	June 30,		December 31,
	2023		2022
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings	$191,260	76.45%	$69,394	54.11%
Other long-term debt:
Subordinated debentures fixed at 5.50% to floating, due 2030	14,765	5.90	14,751	11.50
Subordinated debentures fixed at 3.50% to floating, due 2032	39,005	15.59	38,938	30.37
Subordinated debentures variable, due 2035	5,155	2.06	5,155	4.02
Total other long-term debt	58,925	23.55	58,844	45.89
Total borrowings	$250,185	100.00%	$128,238	100.00%

Total borrowings increased by $121.95 million, or 95.1% to $250.19 million at June 30, 2023 from $128.24 million at December 31, 2022. This increase is largely due to an increase in FHLB advances and other borrowings related to funding loan growth.

Shareholders’ Equity

Total shareholders’ equity increased by $4.31 million, or 2.7%, to $162.73 million at June 30, 2023 from $158.42 million at December 31, 2022. The increase was impacted by net income of $5.26 million and a decrease in unrealized losses on securities available-for-sale of $2.63 million. These increases were offset by a net of tax cumulative adjustment of $1.62 million related to the adoption of the Current Expected Credit Losses standard and dividends paid of $2.20 million.

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

	For the Three Months Ended June 30,
	2023			2022
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investment securities	$343,634	$2,949	3.44%	$347,168	$2,011	2.32%
FHLB and FRB stock	13,181	161	4.90	6,010	38	2.54
Loans receivable(1)	1,407,316	19,137	5.45	1,157,839	14,895	5.16
Other earning assets	2,575	25	3.89	53,033	108	0.82
Total interest-earning assets	1,766,706	22,272	5.06	1,564,050	17,052	4.37
Noninterest-earning assets	232,251			188,866
Total assets	$1,998,957			$1,752,916

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$238,149	$264	0.44%	$245,431	$25	0.04%
Savings	241,096	37	0.06	264,878	39	0.06
Money market	322,912	1,163	1.44	382,353	259	0.27
Certificates of deposit	338,764	2,691	3.19	165,355	99	0.24
FHLB advances and other borrowings	164,992	2,179	5.30	7,533	15	0.80
Other long-term debt	58,912	674	4.59	63,006	648	4.13
Total interest-bearing liabilities	1,364,825	7,008	2.06	1,128,556	1,085	0.39
Noninterest checking	439,422			449,748
Other noninterest-bearing liabilities	33,176			24,193
Total liabilities	1,837,423			1,602,497

Total equity	161,534			150,419

Total liabilities and equity	$1,998,957			$1,752,916
Net interest income/interest rate spread(2)		$15,264	3.00%		$15,967	3.98%

Net interest margin(3)			3.47%			4.09%
Total interest-earning assets to interest-bearing liabilities			129.45%			138.59%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the Six Months Ended June 30,
	2023			2022
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investment securities	$344,330	$5,792	3.39%	$310,273	$3,308	2.15%
FHLB and FRB stock	11,750	268	4.60%	5,279	97	3.71
Loans receivable(1)	1,387,153	36,874	5.36%	1,066,515	26,268	4.97
Other earning assets	2,637	46	3.52%	60,636	147	0.49
Total interest-earning assets	1,745,870	42,980	4.96%	1,442,703	29,820	4.17
Noninterest-earning assets	227,297			172,043
Total assets	$1,973,167			$1,614,746

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$245,368	$450	0.37%	$226,440	$38	0.03%
Savings	250,280	72	0.06%	243,324	69	0.06
Money market	338,239	2,109	1.26%	338,459	452	0.27
Certificates of deposit	311,251	3,984	2.58%	155,836	175	0.23
FHLB advances and other borrowings	130,948	3,321	5.11	4,422	21	0.96
Other long-term debt	58,893	1,352	4.63	62,679	1,253	4.03
Total interest-bearing liabilities	1,334,979	11,288	1.71%	1,031,160	2,008	0.39
Noninterest checking	447,741			409,211
Other noninterest-bearing liabilities	28,537			22,534
Total liabilities	1,811,257			1,462,905

Total equity	161,910			151,841

Total liabilities and equity	$1,973,167			$1,614,746
Net interest income/interest rate spread(2)		$31,692	3.25%		$27,812	3.78%

Net interest margin(3)			3.66%			3.89%
Total interest-earning assets to interest-bearing liabilities			130.78%			139.91%

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

	For the Three Months Ended June 30,
	2023			2022
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities	$(20)	$958	$938	$716	$277	$993
FHLB and FRB stock	45	78	123	15	(40)	(25)
Loans receivable(1)	3,209	1,033	4,242	3,160	723	3,883
Other earning assets	(103)	20	(83)	(12)	88	76
Total interest-earning assets	3,131	2,089	5,220	3,879	1,048	4,927

Interest-bearing liabilities:
Checking	(1)	240	239	4	9	13
Savings	(4)	2	(2)	10	-	10
Money Market	(40)	944	904	80	54	134
Certificates of deposit	104	2,488	2,592	5	(106)	(101)
FHLB advances and other borrowings	314	1,850	2,164	(11)	(19)	(30)
Other long-term debt	(42)	68	26	433	(174)	259
Total interest-bearing liabilities	331	5,592	5,923	521	(236)	285

Change in net interest income	$2,800	$(3,503)	$(703)	$3,358	$1,284	$4,642

	For the Six Months Ended June 30,
	2023			2022
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$363	$2,121	$2,484	$1,307	$106	$1,413
FHLB and FRB stock	119	52	171	10	(45)	(35)
Loans receivable(1)	7,897	2,709	10,606	4,228	(1)	4,227
Other earning assets	(141)	40	(101)	(15)	104	89
Total interest earning assets	8,238	4,922	13,160	5,530	164	5,694

Interest bearing liabilities:
Checking	3	409	412	6	10	16
Savings	2	1	3	16	(3)	13
Money Market	-	1,657	1,657	120	97	217
Certificates of deposit	175	3,634	3,809	(25)	(255)	(280)
FHLB advances and other borrowings	601	2,699	3,300	(74)	(20)	(94)
Other long-term debt	(76)	175	99	859	(385)	474
Total interest bearing liabilities	705	8,575	9,280	902	(556)	346

Change in net interest income	$7,533	$(3,653)	$3,880	$4,628	$720	$5,348

(1) Includes loans held-for-sale.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2023 and 2022

Net Income. Eagle’s net income for the three months ended June 30, 2023 was $2.02 million compared to $1.77 million for the three months ended June 30, 2022. The increase of $244,000 was primarily due to a decrease in noninterest expense of $1.26 million and provision for income taxes of $290,000. The decrease in expenses was largely offset by a decrease in noninterest income of $1.14 million and a decrease in net interest income after provision for credit losses of $164,000. Basic and diluted earnings per common share were both $0.26 for the current period. Basic and diluted earnings per common share were both $0.24 for the prior year comparable period.

Net Interest Income. Net interest income decreased to $15.26 million for the three months ended June 30, 2023, from $15.97 million for the same quarter in the prior year. The decrease of $703,000, or 4.4%, was the result of an increase in interest expense of $5.92 million partially offset by an increase in interest and dividend income of $5.22 million.

Interest and Dividend Income. Interest and dividend income was $22.27 million for the three months ended June 30, 2023 compared to $17.05 million for the three months ended June 30, 2022. Interest and fees on loans increased to $19.14 million for the three months ended June 30, 2023 from $14.90 million for the three months ended June 30, 2022. This increase of $4.24 million, or 28.5%, was due to an increase in the average balance of loans, as well as an increase in the average yield on loans. Average balances for loans receivable, including loans held-for-sale, for the three months ended June 30, 2023 were $1.41 billion, compared to $1.16 billion for the prior year period. This represents an increase of $249.48 million, or 21.5% and was impacted by organic growth. The average interest rate earned on loans receivable also increased by 29 basis points, from 5.16% for the three months ended June 30, 2022 to 5.45% for the current period. Interest accretion on purchased loans was $309,000 for the three months ended June 30, 2023 which resulted in a 7 basis point increase in net interest margin compared to $790,000 for the three months ended June 30, 2022 which resulted in a 20 basis point increase in net interest margin. Interest on investment securities available-for-sale increased by $938,000 period over period. Average balances for investments decreased slightly to $343.63 million for the three months ended June 30, 2023 from $347.17 million for the three months ended June 30, 2022. Average interest rates earned on investments increased to 3.44% for the three months ended June 30, 2023 from 2.32% for the three months ended June 30, 2022.

Interest Expense. Total interest expense was $7.01 million for the three months ended June 30, 2023 compared to $1.09 million for the three months ended June 30, 2022. The increase of $5.92 million, or 543.1% was largely due to an increase of $3.74 million in interest expense on deposits, as well as a net increase of $2.18 million in interest expense on total borrowings. The overall average rate on total deposits was up from 0.11% for the three months ended June 30, 2022 compared to 1.05% for the three months ended June 30, 2023. In addition, the average balance for total deposits was $1.58 billion for the three months ended June 30, 2023 compared to $1.51 billion for the three months ended June 30, 2022. The increase in total borrowings was driven by the average rate paid on FHLB advances and other borrowings, which increased from 0.80% for the three months ended June 30, 2022, to 5.30% for the three months ended June 30, 2023. The average balance for FHLB advances and other borrowings also increased from $70.54 million for the three months ended June 30, 2022 to $223.90 million for the three months ended June 30, 2023. Short-term borrowings have increased to fund loan growth.

Provision for Credit Losses. Provision for credit losses was $319,000 for the three months ended June 30, 2023, compared to $858,000 in loan loss provisions, prior to the adoption of the Current Expected Credit Losses standard, for the three months ended June 30, 2022. The provision for credit losses for three months ended June 30, 2023 includes a provision for credit losses on loans of $409,000 and a decrease in the provision for unfunded commitments of $90,000.

Noninterest Income. Total noninterest income was $6.20 million for the three months ended June 30, 2023 compared to $7.34 million for the three months ended June 30, 2022. The decrease of $1.14 million was primarily due to a decrease in mortgage banking, net of $1.63 million. Mortgage banking, net includes net gain on sale of mortgage loans which decreased to $2.76 million for the three months ended June 30, 2023 compared to $5.22 million for the three months ended June 30, 2022. During the three months ended June 30, 2023, $84.76 million residential mortgage loans were sold compared to $150.52 million in the same period in the prior year. Mortgage volumes have been impacted by the current interest rate environment. Gross margin levels decreased 22 basis points from 3.47% for the three months ended June 30, 2022 to 3.25% for the three months ended June 30, 2023.

Noninterest Expense. Noninterest expense was $18.79 million for the three months ended June 30, 2023 compared to $20.05 million for the three months ended June 30, 2022, a slight decrease of $1.26 million or 6.3%. The decrease was primarily related to acquisition costs of $1.88 million incurred during the three months ended June 30, 2022 related to the completed merger with FCB. There were no acquisition costs during the three months ended June 30, 2023.

Provision for Income Taxes. Provision for income taxes was $344,000 for the three months ended June 30, 2023, compared to $634,000 for the three months ended June 30, 2022 due to the increase in proportion of tax-exempt income compared to the pretax earnings. The effective tax rate was 14.6% for the current period, decreasing from 26.4% for the prior period.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended June 30, 2023 and 2022

Net Income. Eagle’s net income for the six months ended June 30, 2023 was $5.26 million compared to $3.99 million for the six months ended June 30, 2022. The increase of $1.27 million was primarily due to an increase in net interest income of $3.88 million and a decrease in noninterest expense of $1.67 million. These decreases were partially offset by a decrease in noninterest income of $4.76 million. Basic and diluted earnings per common share were both $0.67 for the current period. Basic and diluted earnings per common share were both $0.57 for the prior year comparable period.

Net Interest Income. Net interest income increased to $31.69 million for the six months ended June 30, 2023, from $27.81 million for the same quarter in the prior year. The increase of $3.88 million, or 14.0%, was the result of an increase in interest and dividend income of $13.16 million partially offset by an increase in interest expense of $9.28 million.

Interest and Dividend Income. Interest and dividend income was $42.98 million for the six months ended June 30, 2023 compared to $29.82 million for the six months ended June 30, 2022. Interest and fees on loans increased to $36.87 million for the six months ended June 30, 2023 from $26.27 million for the six months ended June 30, 2022. This increase of $10.60 million, or 40.4%, was due to an increase in the average balance of loans, as well as an increase in the average yield on loans. Average balances for loans receivable, including loans held-for-sale, for the six months ended June 30, 2023 were $1.39 billion, compared to $1.07 billion for the prior year period. This represents an increase of $320.63 million, or 30.1%, and was impacted by organic growth. The average interest rate earned on loans receivable also increased by 39 basis points, from 4.97% for the six months ended June 30, 2022 to 5.36% for the current period. Interest accretion on purchased loans was $663,000 for the six months ended June 30, 2023 which resulted in an 8 basis point increase in net interest margin compared to $897,000 for the six months ended June 30, 2022 which resulted in a 13 basis point increase in net interest margin. Interest on investment securities available-for-sale increased by $2.48 million period over period. Average interest rates earned on investments increased to 3.39% for the six months ended June 30, 2023 from 2.15% for the six months ended June 30, 2022. In addition, average balances for investments increased to $344.33 million for the six months ended June 30, 2023 from $310.27 million for the six months ended June 30, 2022.

Interest Expense. Total interest expense was $11.29 million for the six months ended June 30, 2023 compared to $2.01 million for the six months ended June 30, 2022. The increase of $9.28 million, or 461.7%, was largely due to an increase of $5.89 million in interest expense on deposits, as well as a net increase of $3.40 million in interest expense on total borrowings. The overall average rate on total deposits was up from 0.11% for the six months ended June 30, 2022 compared to 0.84% for the six months ended June 30, 2023. In addition, the average balance for total deposits was $1.59 billion for the six months ended June 30, 2023 compared to $1.37 billion for the six months ended June 30, 2022. The increase in the interest expense on total borrowings was largely due to the average rate paid on FHLB advances and other borrowings, which increased from 0.96% for the six months ended June 30, 2022 to 5.11% for the six months ended June 30, 2023. The average balance for FHLB advances and other borrowings also increased from $4.42 million for the six months ended June 30, 2022 to $130.95 million for the six months ended June 30, 2023. Short-term borrowings have increased to fund loan growth.

Provision for Credit Losses. Provision for credit losses was $598,000 for the six months ended June 30, 2023, compared to $1.14 million in loan loss provisions, prior to the adoption of the Current Expected Credit Losses standard, for the six months ended June 30, 2022. The provision for credit losses for the six months ended June 30, 2023 includes a provision for credit losses on loans of $688,000 and a decrease in the provision for unfunded commitments of $90,000.

Noninterest Income. Total noninterest income was $10.88 million for the six months ended June 30, 2023 compared to $15.64 million for the six months ended June 30, 2022. The decrease of $4.76 million was primarily due to a decrease in mortgage banking, net of $4.83 million. Mortgage banking, net includes net gain on sale of mortgage loans which decreased to $4.96 million for the six months ended June 30, 2023 compared to $11.45 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, $147.15 million residential mortgage loans were sold compared to $322.66 million in the same period in the prior year. Mortgage volumes have been impacted by the current interest rate environment. Gross margin levels decreased 18 basis points from 3.55% for the six months ended June 30, 2022 to 3.37% for the six months ended June 30, 2023.

Noninterest Expense. Noninterest expense was $35.32 million for the six months ended June 30, 2023 compared to $36.99 million for the six months ended June 30, 2022, a slight decrease of $1.67 million or 4.5%. The decrease was primarily related to acquisition costs of $2.19 million incurred during the six months ended June 30, 2022 related to the completed merger with FCB. There were no acquisition costs during the three months ended June 30, 2023.

Provision for Income Taxes. Provision for income taxes was $1.39 million for the six months ended June 30, 2023, compared to $1.33 million for the six months ended June 30, 2022. The year-to-date effective tax rate was 20.9% for the current period compared to and 25.0% for same period in 2022. The anticipated effective tax rate for 2023 is lower due to the increase in proportion of tax exempt income compare to the pretax earnings.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity

The Bank is required by regulation to maintain sufficient levels of liquidity for safety and soundness purposes. Appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0% and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of June 30, 2023 and December 31, 2022.

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

The Bank's available borrowing capacity was approximately $315.60 million as of June 30, 2023 and $419.20 million as of December 31, 2022.

	June 30,		December 31,
	2023		2022
	Borrowings	Remaining Borrowing	Borrowings	Remaining Borrowing
	Outstanding	Capacity	Outstanding	Capacity
	(Dollars in Thousands)
Federal Home Loan Bank advances	$191,260	$198,600	$69,394	$296,200
Federal Reserve Bank discount window	-	32,000	-	38,000
Correspondent bank lines of credit	-	85,000	-	85,000
Total	$191,260	$315,600	$69,394	$419,200

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

In addition to bank level liquidity management, Eagle must manage liquidity at the parent company level for various operating needs, including the servicing of debt, the payment of dividends on our common stock, share repurchases, payment of general corporate expense, and potential capital infusions into subsidiaries. The primary source of liquidity for Eagle consists of dividends from the Bank, which is governed by certain rules and regulations of the Montana Division of Banking and Financial Institutions and the Federal Reserve, and access to capital markets. Eagle also has a $10.00 million line of credit with a correspondent bank. There was no outstanding balance for this line of credit at both June 30, 2023 and December 31, 2022. Eagle's ability to receive dividends from the Bank in future periods will depend on several factors, including, without limitation, the Bank's future profits, asset quality, liquidity, and overall condition. In addition, both the Montana Division of Banking and Financial Institutions and Federal Reserve may require approval to pay dividends, based on certain regulatory statutes and limitations.

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

Capital Resources

As of June 30, 2023, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 0.80% compared to a decrease of 12.60% at December 31, 2022. The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's and the Bank's regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed "well capitalized" pursuant to State of Montana and FRB rules as of June 30, 2023. The Company's and the Bank's actual capital amounts and ratios as of June 30, 2023 are presented in the table below and all of the ratios, with the exception of the Tier 1 capital adjusted total average assets ratio, include the capital conservation buffer of 2.50%.

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2023:
Total risk-based capital to risk weighted assets
Consolidated	$226,001	13.79%	$172,022	10.50%	N/A	N/A
Bank	211,558	12.93	171,862	10.50	163,679	10.00%

Tier 1 capital to risk weighted assets
Consolidated	154,031	9.40	139,256	8.50	N/A	N/A
Bank	194,588	11.89	139,127	8.50	130,943	8.00

Common equity Tier 1 capital to risk weighted assets
Consolidated	149,031	9.10	114,682	7.00	N/A	N/A
Bank	194,588	11.89	114,575	7.00	106,391	6.50

Tier 1 capital to adjusted total average assets
Consolidated	154,031	7.74	79,650	4.00	N/A	N/A
Bank	194,588	9.77	79,684	4.00	99,605	5.00

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2022:
Total risk-based capital to risk weighted assets
Consolidated	$219,595	14.10%	$163,560	10.50%	N/A	N/A
Bank	202,905	13.04	163,444	10.50	155,661	10.00%

Tier 1 capital to risk weighted assets
Consolidated	150,595	9.67	132,406	8.50	N/A	N/A
Bank	188,905	12.14	132,312	8.50	124,529	8.00

Common equity Tier 1 capital to risk weighted assets
Consolidated	145,594	9.35	109,040	7.00	N/A	N/A
Bank	188,905	12.14	108,962	7.00	101,179	6.50

Tier 1 capital to adjusted total average assets
Consolidated	150,595	7.78	77,422	4.00	N/A	N/A
Bank	188,905	9.82	76,947	4.00	96,184	5.00

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

The following table includes the Bank’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of June 30, 2023		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	-5.8%	5.1%	-15.0%
+100	-2.6%	7.0%	-10.0%
-100	2.4%	8.9%	-10.0%
-200	3.9%	8.5%	-15.0%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of June 30, 2023, our disclosure controls and procedures were effective. During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors

There have not been any material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 20, 2023, Eagle's Board of Directors authorized the repurchase of up to 400,000 shares of its common stock beginning May 1, 2023. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend on market conditions and other corporate considerations. The plan expires on May 1, 2024. The following table summarizes the Company's purchase of its common stock for the three months ended June 30, 2023 under this plan.

			Total Number
			of Shares	Maximum
			Purchased	Number of
			as Part of	Shares that
	Total		Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs

April 1, 2023 through April 30, 2023	-	$-	-	400,000

May 1, 2023 through May 31, 2023	12,777	13.07	12,777	387,223

June 1, 2023 through June 30, 2023	5,124	12.46	5,124	382,099

Total	17,901	$12.89	17,901

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

Not applicable.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part II - OTHER INFORMATION - continued

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of September 30, 2021, by and among Eagle Bancorp Montana, Inc., Opportunity Bank of Montana, First Community Bancorp, Inc. and First Community Bank (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on October 1, 2021).

3.1	Amended and Restated Certificate of Incorporation of Eagle Bancorp Montana, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on February 23, 2010).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q filed on May 9, 2019).

3.3	Bylaws of Eagle Bancorp Montana, Inc., amended as of August 20, 2015 (incorporated by reference to 3.1 of our Current Report on Form 8-K filed on August 25, 2015).

10.1	Employment Agreement, effective as of May 25, 2023, among Laura F. Clark, Eagle Bancorp Montana, Inc. and Opportunity Bank of Montana (incorporated by reference herein to Exhibit 10.1 of our Current Report on Form 8-K filed on June 1, 2023).

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

EAGLE BANCORP MONTANA, INC.

Date: August 3, 2023	By:	/s/ Laura F. Clark
Laura F. Clark
President/CEO

Date: August 3, 2023	By:	/s/ Miranda J. Spaulding
Miranda J. Spaulding
SVP/CFO