Form 10-Q
period 2023-09-30
Eagle Bancorp Montana, Inc.
filed 2023-11-09
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023

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

●	local, regional, national and international economic and market conditions and events and the impact they may have on us, our customers and our assets and liabilities;
●	competition among depository and other traditional and non-traditional financial service providers;
●	risks related to the concentration of our business in Montana, including risks associated with changes in the prices, values and sales volume of residential and commercial real estate in Montana;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments or reduces loan demand;
●	our ability to attract deposits and other sources of funding or liquidity;
●	the impact of adverse developments affecting the U.S. banking industry, including bank failures and liquidity concerns, which could cause continued or worsening economic and market volatility, and regulatory responses thereto;
●	the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, inflationary pressures and labor shortages on economic conditions and our business;
●	an inability to access capital markets or maintain deposits or borrowing costs;
●	uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements;
●	the risks related to the transition and physical impacts of climate change;
●	our ability to achieve environmental, social and governance goals and commitments or the impact of any changes in the Company’s sustainability strategy or commitments generally;
●	changes or volatility in the securities markets that lead to impairment in the value of our investment securities and goodwill;
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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS:
Cash and due from banks	$19,743	$19,321
Interest-bearing deposits in banks	1,040	2,490
Total cash and cash equivalents	20,783	21,811

Securities available-for-sale, at fair value (amortized cost of $350,754 at September 30, 2023 and $385,275 at December 31, 2022)	308,786	349,495
Federal Home Loan Bank ("FHLB") stock	10,438	5,089
Federal Reserve Bank ("FRB") stock	4,131	4,131
Mortgage loans held-for-sale, at fair value	17,880	8,250
Loans receivable, net of allowance for credit losses of $16,230 at September 30, 2023 and $14,000 at December 31, 2022 (1)	1,459,543	1,339,678
Accrued interest and dividends receivable	13,657	11,284
Mortgage servicing rights, net	15,738	15,412
Assets held-for-sale, at fair value	-	1,305
Premises and equipment, net	92,979	84,323
Cash surrender value of life insurance, net	47,647	47,724
Goodwill	34,740	34,740
Core deposit intangible, net	6,264	7,459
Other assets	30,478	17,683

Total assets	$2,063,064	$1,948,384

(1) Allowance for credit losses at September 30, 2023; allowance for loan losses for prior period.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	September 30,	December 31,
	2023	2022
LIABILITIES:
Deposit accounts:
Noninterest-bearing	$435,655	$468,955
Interest-bearing	1,179,823	1,166,317
Total deposits	1,615,478	1,635,272

Accrued expenses and other liabilities	31,597	26,458
FHLB advances and other borrowings	199,757	69,394
Other long-term debt:
Principal amount	60,155	60,155
Unamortized debt issuance costs	(1,193)	(1,311)
Total other long-term debt, net	58,962	58,844

Total liabilities	1,905,794	1,789,968

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 20,000,000 shares authorized; 8,507,429 shares issued at September 30, 2023 and December 31, 2022; 7,988,132 and 8,006,033 shares outstanding at September 30, 2023 and December 31, 2022), respectively	85	85
Additional paid-in capital	109,422	109,164
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(4,727)	(5,156)
Treasury stock, at cost (519,297 and 501,396 shares at September 30, 2023 and December 31, 2022, respectively)	(11,574)	(11,343)
Retained earnings	94,979	92,023
Accumulated other comprehensive loss, net of tax	(30,915)	(26,357)
Total shareholders' equity	157,270	158,416

Total liabilities and shareholders' equity	$2,063,064	$1,948,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$21,068	$16,665	$57,942	$42,933
Securities available-for-sale	2,794	2,555	8,586	5,863
FHLB and FRB dividends	212	63	480	160
Other interest income	20	59	66	206
Total interest and dividend income	24,094	19,342	67,074	49,162

INTEREST EXPENSE:
Deposits	5,152	717	11,767	1,451
FHLB advances and other borrowings	2,672	136	5,993	157
Other long-term debt	683	602	2,035	1,855
Total interest expense	8,507	1,455	19,795	3,463

NET INTEREST INCOME	15,587	17,887	47,279	45,699

Provision for credit losses (1)	588	517	1,186	1,654

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	14,999	17,370	46,093	44,045

NONINTEREST INCOME:
Service charges on deposit accounts	447	498	1,313	1,223
Mortgage banking, net	4,338	4,447	11,252	16,183
Interchange and ATM fees	643	594	1,861	1,668
Appreciation in cash surrender value of life insurance	382	291	1,165	748
Net loss on sale of available-for-sale securities	-	-	(222)	(6)
Net gain on sale/disposal of premises and equipment	-	-	83	-
Other noninterest income	225	416	1,458	1,104
Total noninterest income	$6,035	$6,246	$16,910	$20,920

(1) Provision for credit losses for the three and nine months ended September 30, 2023; provision for loan losses for the three and nine months ended September 30, 2022.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
NONINTEREST EXPENSE:
Salaries and employee benefits	$10,837	$11,699	$31,614	$33,511
Occupancy and equipment expense	1,956	1,946	6,100	5,441
Data processing	1,486	1,964	4,270	4,628
Advertising	340	464	930	1,052
Amortization	386	333	1,201	895
Loan costs	517	491	1,426	1,624
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	301	93	862	330
Professional and examination fees	408	420	1,484	1,098
Acquisition costs	-	103	-	2,296
Other noninterest expense	1,644	1,980	5,311	4,651
Total noninterest expense	17,875	19,493	53,198	55,526

INCOME BEFORE PROVISION FOR INCOME TAXES	3,159	4,123	9,805	9,439

Provision for income taxes	524	1,031	1,913	2,360

NET INCOME	$2,635	$3,092	$7,892	$7,079

BASIC EARNINGS PER COMMON SHARE	$0.34	$0.40	$1.01	$0.98

DILUTED EARNINGS PER COMMON SHARE	$0.34	$0.40	$1.01	$0.98

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

NET INCOME	$2,635	$3,092	$7,892	$7,079

OTHER ITEMS OF COMPREHENSIVE LOSS BEFORE TAX:
Change in fair value of investment securities available-for-sale	(9,763)	(16,009)	(6,410)	(46,657)
Reclassification for net realized loss on investment securities available-for-sale	-	-	222	6
Total other comprehensive loss	(9,763)	(16,009)	(6,188)	(46,651)

Income tax benefit related to securities available-for-sale	2,571	4,216	1,630	12,284

COMPREHENSIVE (LOSS) INCOME	$(4,557)	$(8,701)	$3,334	$(27,288)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three and Nine Months Ended September 30, 2023 and 2022

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	(LOSS) INCOME	TOTAL

Balance at June 30, 2023	$-	$85	$109,345	$(4,870)	$(11,574)	$93,462	$(23,723)	$162,725
Net income	-	-	-	-	-	2,635	-	2,635
Other comprehensive loss	-	-	-	-	-	-	(7,192)	(7,192)
Dividends paid ($0.140 per share)	-	-	-	-	-	(1,118)	-	(1,118)
Stock compensation expense	-	-	143	-	-	-	-	143
ESOP shares allocated (5,997 shares)	-	-	(66)	143	-	-	-	77
Balance at September 30, 2023	$-	$85	$109,422	$(4,727)	$(11,574)	$94,979	$(30,915)	$157,270

Balance at June 30, 2022	$-	$85	$109,410	$(5,443)	$(9,691)	$87,510	$(19,081)	$162,790
Net income	-	-	-	-	-	3,092	-	3,092
Other comprehensive loss	-	-	-	-	-	-	(11,793)	(11,793)
Dividends paid ($0.1375 per share)	-	-	-	-	-	(1,100)	-	(1,100)
Stock compensation expense	-	-	135	-	-	-	-	135
ESOP shares allocated (5,997 shares)	-	-	(57)	143	-	-	-	86
Treasury stock purchased (99,517 shares at $19.45 average cost per share)	-	-	-	-	(1,936)	-	-	(1,936)
Balance at September 30, 2022	$-	$85	$109,488	$(5,300)	$(11,627)	$89,502	$(30,874)	$151,274

Balance at December 31, 2022	$-	$85	$109,164	$(5,156)	$(11,343)	$92,023	$(26,357)	$158,416
Net income	-	-	-	-	-	7,892	-	7,892
New credit standard (Topic 326) - impact in year of adoption	-	-	-	-	-	(1,616)	-	(1,616)
Other comprehensive loss	-	-	-	-	-	-	(4,558)	(4,558)
Dividends paid ($0.415 per share)	-	-	-	-	-	(3,320)	-	(3,320)
Stock compensation expense	-	-	432	-	-	-	-	432
ESOP shares allocated (17,991 shares)	-	-	(174)	429	-	-	-	255
Treasury stock purchased (17,901 shares at $12.89 average cost per share)	-	-	-	-	(231)	-	-	(231)
Balance at September 30, 2023	$-	$85	$109,422	$(4,727)	$(11,574)	$94,979	$(30,915)	$157,270

Balance at December 31, 2021	$-	$71	$80,832	$(5,729)	$(7,321)	$85,383	$3,493	$156,729
Net income	-	-	-	-	-	7,079	-	7,079
Other comprehensive loss	-	-	-	-	-	-	(34,367)	(34,367)
Dividends paid ($0.3875 per share)	-	-	-	-	-	(2,960)	-	(2,960)
Stock issued in connection with First Community Bancorp, Inc. acquisition	-	14	28,337	-	-	-	-	28,351
Stock compensation expense	-	-	405	-	-	-	-	405
ESOP shares allocated (17,991 shares)	-	-	(86)	429	-	-	-	343
Treasury stock purchased (204,517 shares at $21.05 average cost per share)	-	-	-	-	(4,306)	-	-	(4,306)
Balance at September 30, 2022	$-	$85	$109,488	$(5,300)	$(11,627)	$89,502	$(30,874)	$151,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,892	$7,079
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses (1)	1,186	1,654
Recovery of mortgage servicing rights	-	(56)
Depreciation	2,854	2,615
Net amortization of investment securities premiums and discounts	807	1,182
Amortization of mortgage servicing rights	1,330	1,710
Amortization of right-of-use assets	512	512
Amortization of core deposit intangibles	1,201	895
Compensation expense related to restricted stock awards	432	405
ESOP compensation expense for allocated shares	255	343
Net gain on sale of loans	(8,551)	(15,645)
Originations of loans held-for-sale	(265,496)	(449,013)
Proceeds from sales of loans held-for-sale	264,418	466,069
Net gain on sale of real estate owned and other repossessed assets	-	(203)
Net gain on sale/disposal of premises and equipment	(83)	(1)
Net realized loss on sales of available-for-sale securities	222	6
Net appreciation in cash surrender value of life insurance	(1,165)	(748)
Net change in:
Accrued interest and dividends receivable	(2,373)	(2,273)
Other assets	(7,143)	241
Accrued expenses and other liabilities	851	891
Net cash (used in) provided by operating activities	(2,851)	15,663

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	34,020	43,794
Maturities, principal payments and calls	27,340	30,876
Purchases	(28,126)	(77,073)
FHLB stock purchased	(5,349)	(612)
FRB stock purchased	-	(392)
Net cash received from acquisitions	-	13,397
Loan origination and principal collection, net	(123,687)	(191,855)
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	-	535
Proceeds from bank owned life insurance	1,230	-
Proceeds from sale of premises and equipment	979	5
Purchases of premises and equipment, net	(11,602)	(10,733)
Net cash used in investing activities	$(105,195)	$(192,058)

(1) Provision for credit losses for the quarter ended September 30, 2023; provision for loan losses for prior period.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	$(19,794)	$130,594
Net decrease in repurchase agreements	-	(22,853)
Net short-term advances from FHLB and other borrowings	130,363	15,600
Payments on long-term FHLB and other borrowings	-	(5,000)
Proceeds from issuance of subordinated debentures	-	40,000
Repayment of senior debt	-	(10,000)
Payments for debt issuance costs	-	(917)
Purchase of treasury stock	(231)	(4,306)
Dividends paid	(3,320)	(2,960)
Net cash provided by financing activities	107,018	140,158

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,028)	(36,237)

CASH AND CASH EQUIVALENTS, beginning of period	21,811	61,434

CASH AND CASH EQUIVALENTS, end of period	$20,783	$25,197

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$17,109	$3,423
Cash paid during the period for income taxes, net of refund	2,414	2,720

NONCASH INVESTING AND FINANCING ACTIVITIES:
Decrease in fair value of securities available-for-sale	$(6,188)	$(46,651)
Mortgage servicing rights recognized	1,656	3,102
Right-of-use assets obtained in exchange for lease liabilities	11	154
Loans transferred to real estate and other assets acquired in foreclosure	-	328
Stock issued in connection with acquisition	-	28,351
Commitments to invest in Low-Income Housing Tax Credit projects	3,068	-
Cumulative effect adjustment to retained earnings due to adoption of Topic 326	(1,616)	-

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

In March 2021, the Bank established a subsidiary, Opportunity Housing Fund, LLC ("OHF"), to invest in Low-Income Housing Tax Credit ("LIHTC") projects. The LIHTC program is designed to encourage capital investment in construction and rehabilitation of low-income housing. Tax credits are allowable over a 10-year period. Investments in LIHTC projects are included in other assets on the consolidated statements of financial condition and totaled $5,769,000 and $1,237,000 as of September 30, 2023 and December 31, 2022, respectively. The Company's remaining capital commitments to these LIHTC projects were $3,068,000 as of September 30, 2023 and are included in accrued expenses and other liabilities on the consolidated statements of financial condition.

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

The results of operations for the nine-month period ended  September 30, 2023 are not necessarily indicative of the results to be expected for the year ending  December 31, 2022 or any other period. In preparing condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, mortgage servicing rights, the fair value of financial instruments, the valuation of goodwill and deferred tax assets and liabilities.

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

Subsequent Events

The Company has evaluated events and transactions subsequent to September 30, 2023 for recognition and/or disclosure.

Goodwill

Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Subsequent to initial recognition, the Company tests goodwill for impairment annually as of October 31, or more often if events or circumstances, such as adverse changes in the business climate indicate there may be impairment.

During the quarter ended September 30, 2023, Management determined that a triggering event had occurred because of a decrease in the Company's stock price and a revision in the earnings outlook in comparison to budget. These conditions are primarily due to economic uncertainty and market volatility from the rising interest rate environment. As a result, the Company performed an interim goodwill impairment assessment as of August 31, 2023, and concluded that goodwill was not impaired.

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

The Company utilizes reasonable and supportable forecasted losses based on current economic conditions when estimating the allowance for credit losses on loans. Forecasts are based on regression and matrix models that compare national economic indicators to peer charge off rates and local economic indicators to the Company’s charge off rates. The expected loss rate for each cohort is adjusted by the difference between the Bank's historical loss rate and forecasted loss rates. The forecasting models are updated and compared to loss rates quarterly.

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

Individual Analysis – Loans considered to have different risk characteristics that do not fall within any cohort will be analyzed individually on a quarterly basis for potential individual reserve requirements.

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

Restructured Loans – The allowance for credit losses on loans that are considered modifications to borrowers experiencing financial difficulty are measured using the same method as all other loans held for investment. Modifications to borrowers experiencing financial difficulties are considered modifications if the creditor grants a concession to the debtor, for economic or legal reasons related to the debtor's financial difficulties, that it would not otherwise consider. Loan modifications that result in a change in the timing or amount of contractual cash flows include situations where there are interest rate reductions, term extensions, other than insignificant payment delays, and combinations of the listed modifications. In addition, for public business entities, the amendments in the update require that entities disclose current-period gross charge-offs by year of origination for financing receivables. This information must be included in the vintage disclosures, which require an entity to disclose the amortized cost basis of loans by credit-quality indicator and the loan category by year of origination.

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

Allowance for Credit Losses on Available-for-Sale Debt Securities – For available-for-sale securities in an unrealized loss position, the Company will first determine whether it intends to sell the security or will more likely than not be required to sell the security before recovery of its amortized cost basis. The security’s amortized cost basis will be written down to fair value through other expense if either of the criteria regarding intent or requirement to sell is met. If neither of the aforementioned criteria are met, the Company will determine whether the decline in fair value has resulted from credit losses. If a credit loss exists, the Company will report the portion of impairment related to credit losses in an allowance for credit losses with an offsetting entry to net income. The amount of ACL is limited to the amount fair value is less than the amortized cost basis. Any portion of estimated credit losses that have not been recorded through an ACL are recognized in other comprehensive income.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020- 04, Reference Rate Reform (Topic 848) which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) to an alternative reference rate such as SOFR. The guidance was effective upon issuance and generally can be applied through December 31, 2024. The Company evaluated the guidance and identified substitution rates for impacted loans and debt. In January 2021, the FASB issued ASU No. 2021- 01, Reference Rate Reform (Topic 848), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU No. 2021- 01 was effective upon issuance and generally can be applied through December 31, 2024. ASU No. 2021- 01 has not had and is not expected to have a significant impact on the Company's consolidated financial statements.

- 1
1 -

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

The total accretable discount on FCB acquired loans was $5,416,000 as of April 30, 2022. During the three and nine months ended September 30, 2023, accretion of the loan discount was $142,000 and $714,000, respectively. During the three and nine months ended September 30, 2022, accretion of the loan discount was $333,000 and $1,060,000, respectively. The remaining accretable loan discount was $3,405,000 as of September 30, 2023. Three impaired loans were acquired through the FCB acquisition with insignificant balances as of April 30, 2022.

Fair value adjustments recorded for FCB related to premises and equipment were insignificant overall. The Company used independent third-party appraisals in the determination of the fair value of acquired properties.

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

Direct costs related to the acquisition were expensed as incurred. The Company recorded no acquisition costs related to FCB during the three and nine months ended September 30, 2023, The Company recorded acquisition costs related to FCB of $103,000 and $2,296,000 during the three and nine months ended September 30, 2022, respectively. Acquisition costs included professional fees and data processing expenses incurred related to the acquisition.

Operations of acquired entities have been included in the condensed consolidated financial statements since date of acquisition. The Company does not consider them as separate reporting segments and does not track the amount of revenues and net income attributable since acquisition. As such, it is impracticable to determine such amounts for the period from acquisition date through September 30, 2023.

NOTE 3. INVESTMENT SECURITIES

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	September 30, 2023				December 31, 2022
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(In Thousands)
Available-for-Sale:
U.S. government and agency obligations	$6,848	$136	$(266)	$6,718	$2,575	$2	$(187)	$2,390
U.S. Treasury obligations	52,484	-	(7,706)	44,778	58,715	-	(6,764)	51,951
Municipal obligations	149,729	1	(20,868)	128,862	190,811	77	(18,039)	172,849
Corporate obligations	4,243	-	(398)	3,845	7,240	1	(251)	6,990
Mortgage-backed securities	29,129	-	(2,382)	26,747	31,553	-	(1,900)	29,653
Collateralized mortgage obligations	96,014	-	(10,464)	85,550	90,812	-	(8,681)	82,131
Asset-backed securities	12,307	35	(56)	12,286	3,569	-	(38)	3,531
Total	$350,754	$172	$(42,140)	$308,786	$385,275	$80	$(35,860)	$349,495

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. INVESTMENT SECURITIES – continued

Proceeds from sale of available-for sale securities and the associated realized gains and losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In Thousands)
Proceeds from sale of available-for-sale securities	$-	$-	$34,020	$43,794

Gross realized gain on sale of available-for-sale securities	-	-	69	-
Gross realized loss on sale of available-for-sale securities	-	-	(291)	(6)
Net realized loss on sale of available-for-sale securities	$-	$-	$(222)	$(6)

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2023
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$2,899	$2,870
Due from one to five years	42,969	38,322
Due from five to ten years	68,892	57,534
Due after ten years	110,851	97,763
	225,611	196,489
Mortgage-backed securities	29,129	26,747
Collateralized mortgage obligations	96,014	85,550
Total	$350,754	$308,786

As of  September 30, 2023 and December 31, 2022, securities with a fair value of $22,063,000 and $58,942,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	September 30, 2023
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency obligations	$-	$-	$1,670	$(266)
U.S. Treasury obligations	-	-	44,777	(7,706)
Municipal obligations	36,958	(2,115)	90,980	(18,753)
Corporate obligations	-	-	3,845	(398)
Mortgage-backed securities and collateralized mortgage obligations	11,829	(166)	100,468	(12,680)
Asset-backed securities	9,580	(56)	-	-
Total	$58,367	$(2,337)	$241,740	$(39,803)

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

As of  September 30, 2023 and December 31, 2022, there were, respectively, 319 and 388 securities in unrealized loss positions. Based on analysis of available-for-sale debt securities with unrealized losses as of September 30, 2023, the Company determined the decline in value was unrelated to credit losses and was primarily caused by changes in interest rates and market spreads subsequent to the initial purchase of the securities. The Company is not likely to be required to sell these securities prior to maturity. As a result, no ACL was recorded on available-for-sale securities at September 30, 2023 and no other-than-temporary impairment was recorded at December 31, 2022. As part of this determination, consideration was given to the extent to which fair value was less than amortized cost, adverse security ratings by a rating agency and other factors.

NOTE 4. LOANS RECEIVABLE

Loans receivable consisted of the following:

	September 30,	December 31,
	2023	2022
	(In Thousands)
Real estate loans:
Residential 1-4 family	$195,073	$195,703
Commercial real estate	907,366	826,549

Other loans:
Home equity	83,221	74,271
Consumer	29,832	27,609
Commercial	260,281	231,291

Total	1,475,773	1,355,423

Deferred loan fees, net (1)	-	(1,745)
Allowance for credit losses (2)	(16,230)	(14,000)
Total loans, net	$1,459,543	$1,339,678

(1) Deferred loan fees, net are included in individual loan buckets above and totaled $1.44 million at September 30, 2023.
(2) Allowance for credit losses for the quarter ended September 30, 2023; allowance for loan losses for prior period.

Included in the above are loans guaranteed by U.S. government agencies totaling $23,633,000 and $24,605,000 at September 30, 2023 and  December 31, 2022, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

The following table provides allowance for credit losses activity for the three months ended September 30, 2023.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, June 30, 2023	$1,786	$10,011	$526	$318	$2,919	$15,560
Charge-offs	-	-	-	(20)	(102)	(122)
Recoveries	-	6	4	-	4	14
Provision	61	546	8	3	160	778
Total ending allowance balance, September 30, 2023	$1,847	$10,563	$538	$301	$2,981	$16,230

The following table provides allowance for credit losses activity for the nine months ended September 30, 2023.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, December 31, 2022, prior to adoption of ASC 326	$1,472	$9,037	$509	$342	$2,640	$14,000
Impact of adopting ASC 326	21	534	3	1	141	700
Charge-offs	-	-	-	(50)	(128)	(178)
Recoveries	195	17	13	1	16	242
Provision	159	975	13	7	312	1,466
Total ending allowance balance, September 30, 2023	$1,847	$10,563	$538	$301	$2,981	$16,230

The following table provides allowance for loan losses activity for the three and nine months ended September 30, 2022.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Beginning balance, June 30, 2022	$1,643	$8,337	$507	$361	$2,477	$13,325
Charge-offs	-	-	-	(6)	-	(6)
Recoveries	-	6	-	3	5	14
Provision	17	400	1	1	98	517
Ending balance, September 30, 2022	$1,660	$8,743	$508	$359	$2,580	$13,850

Allowance for loan losses:
Beginning balance, December 31, 2021	$1,596	$7,470	$533	$365	$2,536	$12,500
Charge-offs	-	-	(32)	(14)	(299)	(345)
Recoveries	-	20	-	4	17	41
Provision	64	1,253	7	4	326	1,654
Ending balance, September 30, 2022	$1,660	$8,743	$508	$359	$2,580	$13,850

Ending balance, September 30, 2022 allocated to loans individually evaluated for impairment	$199	$-	$-	$-	$79	$278

Ending balance, September 30, 2022 allocated to loans collectively evaluated for impairment	$1,461	$8,743	$508	$359	$2,501	$13,572

Loans receivable:
Ending balance, September 30, 2022	$195,265	$781,843	$67,409	$27,703	$241,608	$1,313,828

Ending balance, September 30, 2022 of loans individually evaluated for impairment	$687	$1,173	$97	$34	$1,655	$3,646

Ending balance, September 30, 2022 of loans collectively evaluated for impairment	$194,578	$780,670	$67,312	$27,669	$239,953	$1,310,182

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

Internal classification of the loan portfolio by amortized cost and based on year originated was as follows:

	September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total Loans
	(In Thousands)
RESIDENTIAL 1-4 FAMILY
Pass	$18,202	$37,298	$25,117	$15,881	$11,192	$32,034	$6,479	$146,203
Special Mention	-	-	-	-	-	229	-	229
Substandard	-	-	-	-	-	506	-	506
Total Residential 1-4 family	18,202	37,298	25,117	15,881	11,192	32,769	6,479	146,938
RESIDENTIAL 1-4 FAMILY CONSTRUCTION
Pass	9,377	30,975	6,710	-	-	-	316	47,378
Special Mention	-	-	757	-	-	-	-	757
Total Residential 1-4 family construction	9,377	30,975	7,467	-	-	-	316	48,135
COMMERCIAL REAL ESTATE
Pass	57,308	155,691	142,955	53,647	56,326	104,785	33,459	604,171
Special Mention	534	-	502	122	3,504	2,360	-	7,022
Substandard	431	-	-	-	-	339	-	770
Total Commercial real estate	58,273	155,691	143,457	53,769	59,830	107,484	33,459	611,963
COMMERCIAL CONSTRUCTION AND DEVELOPMENT
Pass	21,333	80,468	27,959	6,520	6,985	3,874	3,480	150,619
Special Mention	-	-	-	-	-	995	-	995
Total Commercial construction and development	21,333	80,468	27,959	6,520	6,985	4,869	3,480	151,614
FARMLAND
Pass	16,220	36,858	19,923	22,940	9,785	30,859	4,319	140,904
Special Mention	-	-	-	-	-		-	-
Substandard	-	407	-	1,091	487	900	-	2,885
Total Farmland	16,220	37,265	19,923	24,031	10,272	31,759	4,319	143,789
HOME EQUITY
Pass	1,156	4,733	383	602	639	2,817	72,687	83,017
Substandard	-	-	-	-	-	111	93	204
Total Home Equity	1,156	4,733	383	602	639	2,928	72,780	83,221
CONSUMER
Pass	10,664	9,003	3,966	2,319	591	1,196	2,004	29,743
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	14	6	41	-	11	17	89
Total Consumer	10,664	9,017	3,972	2,360	591	1,207	2,021	29,832
COMMERCIAL
Pass	25,188	24,625	24,366	21,728	3,373	6,817	23,598	129,695
Special Mention	-	-	54	27	-	134	15	230
Substandard	-	-	17	-	-	-	10	27
Doubtful	-	-	-	-	-	-	-	-
Total Commercial	25,188	24,625	24,437	21,755	3,373	6,951	23,623	129,952
AGRICULTURAL
Pass	36,931	20,941	7,995	6,831	1,970	1,710	51,914	128,292
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	285	186	55	427	559	525	2,037
Doubtful	-	-	-	-	-	-	-	-
Total Agricultural	36,931	21,226	8,181	6,886	2,397	2,269	52,439	130,329
TOTAL LOANS
Pass	196,379	400,592	259,374	130,468	90,861	184,143	198,256	1,460,073
Special Mention	534	-	1,313	149	3,504	3,718	15	9,233
Substandard	431	706	209	1,187	914	2,375	645	6,467
Doubtful	-	-	-	-	-	-	-	-
Total	$197,344	$401,298	$260,896	$131,804	$95,279	$190,236	$198,916	$1,475,773

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

Internal classification of the loan portfolio was as follows (prior to the adoption of ASU No. 2016-13):

	December 31, 2022
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$135,079	$515	$353	$-	$-	$135,947
Residential 1-4 family construction	59,756	-	-	-	-	59,756
Commercial real estate	520,505	16,833	1,732	-	-	539,070
Commercial construction and development	150,101	1,044	-	-	-	151,145
Farmland	131,646	2,232	2,456	-	-	136,334
Other loans:
Home equity	74,147	-	124	-	-	74,271
Consumer	27,560	10	39	-	-	27,609
Commercial	125,035	1,476	736	8	-	127,255
Agricultural	101,441	311	2,182	102	-	104,036
Total	$1,325,270	$22,421	$7,622	$110	$-	$1,355,423

The following tables include information regarding delinquencies within the loan portfolio.

	September 30, 2023
	Loans Past Due and Still Accruing

		90 Days		Nonaccrual	Nonaccrual
	30-89 Days	and		Loans with	Loans with	Current	Total
	Past Due	Greater	Total	no ACL	ACL	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$253	$-	$253	$312	$-	$146,373	$146,938
Residential 1-4 family construction	1,034	-	1,034	-	-	47,101	48,135
Commercial real estate	1,358	-	1,358	339	-	610,266	611,963
Commercial construction and development	92	-	92	-	-	151,522	151,614
Farmland	73	-	73	3,719	-	139,997	143,789
Other loans:
Home equity	-	-	-	188	-	83,033	83,221
Consumer	63	-	63	68	7	29,694	29,832
Commercial	68	-	68	-	-	129,884	129,952
Agricultural	283	-	283	2,348	772	126,926	130,329
Total	$3,224	$-	$3,224	$6,974	$779	$1,464,796	$1,475,773

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

	December 31, 2022
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Nonaccrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$1,798	$330	$2,128	$483	$133,336	$135,947
Residential 1-4 family construction	500	-	500	-	59,256	59,756
Commercial real estate	780	-	780	350	537,940	539,070
Commercial construction and development	-	-	-	-	151,145	151,145
Farmland	1,620	-	1,620	754	133,960	136,334
Other loans:
Home equity	226	-	226	107	73,938	74,271
Consumer	93	-	93	25	27,491	27,609
Commercial	597	746	1,343	44	125,868	127,255
Agricultural	-	-	-	1,535	102,501	104,036
Total	$5,614	$1,076	$6,690	$3,298	$1,345,435	$1,355,423

The following tables presents the amortized cost basis of collateral-dependent loans by class of loans.

	September 30, 2023
	Real Estate	Business Assets	Other
	(In Thousands)
Real estate loans:
Residential 1-4 family	$278	$-	$-
Residential 1-4 family construction	757	-	-
Commercial real estate	39	300	-
Farmland	3,713	-	-
Other loans:
Home equity	45	-	-
Consumer	-	-	26
Commercial	-	10	-
Agricultural	-	2,399	-
Total	$4,832	$2,709	$26

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. LOANS RECEIVABLE – continued

The following table provides information on impaired loans for the three and nine months ended September 30, 2022:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2022
	Average Recorded Investment
	(In Thousands)
Real estate loans:
Residential 1-4 family	$629	$652
Residential 1-4 family construction	-	169
Commercial real estate	403	1,213
Commercial construction and development	-	-
Farmland	770	1,200
Other loans:
Home equity	108	106
Consumer	35	48
Commercial	76	292
Agricultural	1,587	1,673
Total	$3,608	$5,353

Interest income recognized on nonaccrual loans for the three and nine months ended September 30, 2023 and 2022 is considered insignificant. Interest payments received on a cash basis related to nonaccrual loans were $375,000 at September 30, 2023 and $415,000 at  December 31, 2022.

During the three months ended September 30, 2023, the Company modified one commercial real estate loan with an amortized cost basis of $431,000 for a borrower experiencing financial difficulty by consolidating four loans and refinancing into one short-term, interest only loan for 12 months. There was no forgiveness of principal and the loan is considered current with its modified terms as of September 30, 2023. During the nine months ended  September 30, 2023, the Company modified two commercial real estate loans. The first loan with an amortized cost basis of $534,000 was modified by consolidating two lines of credit and refinancing into one long term loan for ten years. The second loan with an amortized cost basis of $431,000 was modified by consolidating four loans and refinancing into one short-term, interest only loan for 12 months. There has been no forgiveness of principal for either of the loans, and they are considered current with their modified terms as of September 30, 2023.

Prior to the adoption of ASU No. 2022-02, during the three months ended September 30, 2022, there were no new TDR loans. During the nine months ended September 30, 2022, there were two new TDR agricultural loans. The recorded investment for the first loan at the time of restructure was $331,000. No charge-offs were incurred and the loan is now on accrual status. The recorded investment at the time of restructure for the second loan was $145,000. This loan was paid off during the nine months ended  September 30, 2023.

NOTE 5. MORTGAGE SERVICING RIGHTS

The Company is servicing mortgage loans for the benefit of others which are not included in the condensed consolidated statements of financial condition and have unpaid principal balances of $2,053,358,000 and $2,022,066,000 at  September 30, 2023 and December 31, 2022, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $1,262,000 and $1,225,000 for the three months ended September 30, 2023 and 2022, respectively. Mortgage loan servicing fees were $3,797,000 and $3,581,000 for the nine months ended September 30, 2023 and 2022, respectively. These fees, net of amortization, are included in mortgage banking, net, which is a component of noninterest income on the condensed consolidated statements of income.

Custodial balances maintained in connection with the foregoing loan servicing are included in noninterest checking deposits and were $16,531,000 and $11,912,000 at  September 30, 2023 and December 31, 2022, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. MORTGAGE SERVICING RIGHTS – continued

The following table is a summary of activity in mortgage servicing rights:

	As of or For the
	Three Months Ended
	September 30,
	2023	2022
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$15,501	$14,809
Mortgage servicing rights capitalized	681	924
Amortization of mortgage servicing rights	(444)	(592)
Ending balance	$15,738	$15,141

	As of or For the
	Nine Months Ended
	September 30,
	2023	2022
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$15,412	$13,749
Mortgage servicing rights capitalized	1,656	3,102
Amortization of mortgage servicing rights	(1,330)	(1,710)
Ending balance	$15,738	$15,141
Valuation allowance:
Beginning balance	-	(56)
Recovery of mortgage servicing rights	-	56
Ending balance	-	-
Mortgage servicing rights, net	$15,738	$15,141

Recovery of servicing rights is included in other noninterest expense on the condensed consolidated statements of income.

The fair values of these mortgage servicing rights were $20,576,000 and $19,288,000 at  September 30, 2023 and December 31, 2022, respectively. The fair value of mortgage servicing rights was determined at loan level, depending on the interest rate and term of the specific loan, using the following valuation assumptions:

	September 30,	December 31,
	2023	2022
Key assumptions:
Discount rate	12%	12%
Prepayment speed range	98-555%	116-210%
Weighted average prepayment speed	111%	131%

NOTE 6. DEPOSITS

Deposits are summarized as follows:

	September 30,	December 31,
	2023	2022
	(In Thousands)
Noninterest checking	$435,655	$468,955
Interest-bearing checking	225,573	252,922
Savings	233,181	273,790
Money market	326,718	387,947
Time certificates of deposit	394,351	251,658
Total	$1,615,478	$1,635,272

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

	September 30, 2023		December 31, 2022
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)
Subordinated debentures fixed at 5.50% to floating, due 2030	$15,000	$(227)	$15,000	$(249)
Subordinated debentures fixed at 3.50% to floating, due 2032	40,000	(966)	40,000	(1,062)
Subordinated debentures variable at 3-Month SOFR plus 1.68%, due 2035	5,155	-	5,155	-
Total other long-term debt	$60,155	$(1,193)	$60,155	$(1,311)

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

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at three-month LIBOR plus 1.42% until June 30, 2023, making the rate 6.20% as of  December 31, 2022. In December of 2022, Governors of the Federal Reserve System adopted final rule 12 C.F.R. Part 253, Regulation Implementing the Adjustable Interest Rate (LIBOR) Act. Rule 253 identified SOFR-benchmark rates to replace LIBOR in certain financial contracts after June 30, 2023. As a result, the variable rate for interest payable converted to three-month CME Term SOFR plus 1.68% beginning during the quarter ended September 30, 2023. The rate was 7.08% as of September 30, 2023. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date. The subordinated debentures qualify as Tier 1 capital for regulatory purposes.

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

Unrealized
(Losses) Gains
on Securities
Available-for-Sale
(In Thousands)
Balance, June 30, 2023	$(23,723)
Other comprehensive loss, before reclassifications and income taxes	(9,763)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax benefit	2,571
Total other comprehensive loss	(7,192)
Balance, September 30, 2023	$(30,915)

Balance, June 30, 2022	$(19,081)
Other comprehensive loss, before reclassifications and income taxes	(16,009)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax benefit	4,216
Total other comprehensive loss	(11,793)
Balance, September 30, 2022	$(30,874)

Balance, December 31, 2022	$(26,357)
Other comprehensive loss, before reclassifications and income taxes	(6,410)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	222
Income tax benefit	1,630
Total other comprehensive loss	(4,558)
Balance, September 30, 2023	$(30,915)

Balance, December 31, 2021	$3,493
Other comprehensive loss, before reclassifications and income taxes	(46,657)
Amounts reclassified from accumulated other comprehensive income, before income taxes	6
Income tax benefit	12,284
Total other comprehensive loss	(34,367)
Balance, September 30, 2022	$(30,874)

NOTE 9. EARNINGS PER COMMON SHARE

The computations of basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Dollars in Thousands, Except Per Share Data)
Basic weighted average shares outstanding	7,784,279	7,793,485	7,787,987	7,241,520
Dilutive effect of stock compensation	7,687	14,565	4,606	12,722
Diluted weighted average shares outstanding	7,791,966	7,808,050	7,792,593	7,254,242

Net income available to common shareholders	$2,635	$3,092	$7,892	$7,079

Basic earnings common per share	$0.34	$0.40	$1.01	$0.98

Diluted earnings per common share	$0.34	$0.40	$1.01	$0.98

Restricted stock units excluded from the diluted average outstanding share calculation because their effect would be anti-dilutive	19,237	-	18,443	-

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

Derivatives are summarized as follows:

	September 30, 2023			December 31, 2022
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$31,340	$-	$192	$18,603	$-	$81
Forward TBA mortgage-backed securities	22,000	255	-	13,000	11	-

Changes in the fair value of the derivatives are recorded in mortgage banking, net, within noninterest income on the condensed consolidated statements of income. Net gains of $39,000 and $209,000 were recorded for the three months ended September 30, 2023 and 2022, respectively. Net gains of $133,000 were recorded for the nine months ended  September 30, 2023 compared to net losses of $282,000 for the nine months ended September 30, 2022.

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

-
24 -

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

	September 30, 2023
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency obligations	$-	$6,718	$-	$6,718
U.S. Treasury obligations	44,778	-	-	44,778
Municipal obligations	-	128,862	-	128,862
Corporate obligations	-	3,845	-	3,845
Mortgage-backed securities	-	26,747	-	26,747
Collateralized mortgage obligations	-	85,550	-	85,550
Asset-backed securities	-	12,286	-	12,286
Loans held-for-sale	-	17,880	-	17,880
Forward TBA mortgage-backed securities	-	255	-	255
Financial liabilities:
Interest rate lock commitments	-	-	192	192

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency obligations	$-	$2,390	$-	$2,390
U.S. Treasury obligations	51,951	-	-	51,951
Municipal obligations	-	172,849	-	172,849
Corporate obligations	-	6,990	-	6,990
Mortgage-backed securities	-	29,653	-	29,653
Collateralized mortgage obligations	-	82,131	-	82,131
Asset-backed securities	-	3,531	-	3,531
Loans held-for-sale	-	8,250	-	8,250
Forward TBA mortgage-backed securities	-	11	-	11
Financial liabilities:
Interest rate lock commitments	-	-	81	81

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

The following table summarizes financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

September 30, 2023
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
(In Thousands)
Collateral-dependent loans individually evaluated, net of ACL (1)	$-	$-	$2,491	$2,491
Mortgage servicing rights	-	-	-	-

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans (1)	$-	$-	$281	$281
Mortgage servicing rights	-	-	1,346	$1,346

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

	Principal	Significant	Range of
	Valuation	Unobservable	Significant Input
Instrument	Technique	Inputs	Values

Collateral-dependent loans individually evaluated	Fair value of underlying collateral	Discount applied to the obtained appraisal	10-30%
Real estate and other repossessed assets	Fair value of collateral	Discount applied to the obtained appraisal	10-30%
Interest rate lock commitments	Internal pricing model	Pull-through expectations	85-95%

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months and nine months ended September 30, 2023.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	Interest Rate Lock Commitments		Interest Rate Lock Commitments
	(In Thousands)		(In Thousands)
Beginning balance	$(57)	$334	$(81)	$1,218
Purchases and issuances	(133)	(640)	(283)	95
Sales and settlements	(2)	(466)	172	(2,085)
Ending balance	$(192)	$(772)	$(192)	$(772)
Unrealized losses related to items held at end of period	$(135)	$(1,106)	$(111)	$(1,990)

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

	September 30, 2023
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$20,783	$-	$-	$20,783	$20,783
FHLB stock	-	10,438	-	10,438	10,438
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,409,511	1,409,511	1,475,773
Accrued interest and dividends receivable	13,657	-	-	13,657	13,657
Mortgage servicing rights	-	-	20,576	20,576	15,738
Financial liabilities:
Non-maturing interest-bearing deposits	-	785,472	-	785,472	785,472
Noninterest-bearing deposits	435,655	-	-	435,655	435,655
Time certificates of deposit	-	-	390,486	390,486	394,351
Accrued expenses and other liabilities	31,405	-	-	31,405	31,405
FHLB advances and other borrowings	-	-	199,697	199,697	199,757
Other long-term debt	-	-	55,752	55,752	60,155

	December 31, 2022
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$21,811	$-	$-	$21,811	$21,811
FHLB stock	-	5,089	-	5,089	5,089
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,322,814	1,322,814	1,353,678
Accrued interest and dividends receivable	11,284	-	-	11,284	11,284
Mortgage servicing rights	-	-	19,288	19,288	15,412
Financial liabilities:
Non-maturing interest-bearing deposits	-	914,659	-	914,659	914,659
Noninterest-bearing deposits	468,955	-	-	468,955	468,955
Time certificates of deposit	-	-	246,348	246,348	251,658
Accrued expenses and other liabilities	26,377	-	-	26,377	26,377
FHLB advances and other borrowings	-	-	69,373	69,373	69,394
Other long-term debt	-	-	56,721	56,721	60,155

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and analysis provides information that management believes is necessary to understand Eagle's financial condition, changes in financial condition, results of operations, and cash flows for the three and nine months ended September 30, 2023, as compared to 2022. The following should be read in conjunction with the Company's Consolidated Financial Statements, and accompanying Notes thereto, for the year ended December 31, 2022, included in Eagle's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 8, 2023, and in conjunction with the Condensed Consolidated Financial Statements, and accompanying Notes thereto, included in Part I - Item 1. Financial Statements. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.

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

The Bank has a strong mortgage lending focus, with a large portion of its loan originations represented by single-family residential mortgages, which has enabled it to successfully market home equity loans, as well as a wide range of shorter-term consumer loans for various personal needs (automobiles, recreational vehicles, etc.). The Bank has also focused on adding commercial loans to its portfolio, both real estate and non-real estate. We have made significant progress in this initiative over the past decade. The purpose of diversification is to mitigate the Bank’s exposure on the residential mortgage market, as well as to improve our ability to manage our interest rate spread. Recent acquisitions have added to our agricultural loans, which generally have shorter maturities and nominally higher interest rates. This has provided additional interest income and improved interest rate sensitivity. The Bank’s management recognizes that fee income will also enable it to be less dependent on specialized lending and it now maintains a significant loan serviced portfolio which provides a steady source of fee income. Fee income is also supplemented with fees generated from deposit accounts. The Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread. Non-maturity deposits and certificates of deposits do not automatically reprice as interest rates rise. Gain on sale of loans also provides significant noninterest income in periods of high mortgage loan origination volumes. Such income will be, and has recently been, adversely affected in periods of lower mortgage activity.

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee increased the federal funds target rate to 4.50% during the year ended December 31, 2022. The rate increased to 5.50% during the nine months ended September 30, 2023.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between September 30, 2023 and December 31, 2022.

Total assets were $2.06 billion at September 30, 2023, an increase of $114.68 million, or 5.9% from $1.95 billion at December 31, 2022. Loans receivable, net increased by $119.86 million from December 31, 2022. Securities available-for-sale decreased $40.71 million or 11.6% from December 31, 2022. Total liabilities were $1.91 billion at September 30, 2023, an increase of $115.82 million, or 6.5%, from $1.79 billion at December 31, 2022. Total borrowings increased $130.48 million from December 31, 2022 and total deposits decreased $19.79 million from December 31, 2022. Total shareholders’ equity decreased $1.15 million or 0.7% from December 31, 2022.

Financial Condition Details

Investment Activities

The following table summarizes investment activities:

	September 30,		December 31,
	2023		2022
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency obligations	$6,718	2.18%	$2,390	0.68%
U.S. Treasury obligations	44,778	14.50	51,951	14.86
Municipal obligations	128,862	41.72	172,849	49.47
Corporate obligations	3,845	1.25	6,990	2.00
Mortgage-backed securities	26,747	8.66	29,653	8.48
Collateralized mortgage obligations	85,550	27.71	82,131	23.50
Asset-backed securities	12,286	3.98	3,531	1.01
Total securities available-for-sale	$308,786	100.00%	$349,495	100.00%

Securities available-for-sale were $308.79 million at September 30, 2023, a decrease of $40.71 million from $349.50 million at December 31, 2022. The decrease was due to sales of $34.02 million and maturity, principal payments and call activity of $27.34 million. These decreases were largely offset by $28.13 million in investment purchases.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	September 30,		December 31,
	2023		2022
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential 1-4 family (1)	$146,938	9.96%	$135,947	10.03%
Residential 1-4 family construction	48,135	3.26	59,756	4.41
Total residential 1-4 family	195,073	13.22	195,703	14.44

Commercial real estate	611,963	41.47	539,070	39.76
Commercial construction and development	151,614	10.27	151,145	11.15
Farmland	143,789	9.74	136,334	10.06
Total commercial real estate	907,366	61.48	826,549	60.97

Total real estate loans	1,102,439	74.70	1,022,252	75.41

Other loans:
Home equity	83,221	5.64	74,271	5.48
Consumer	29,832	2.02	27,609	2.04

Commercial	129,952	8.81	127,255	9.39
Agricultural	130,329	8.83	104,036	7.68
Total commercial loans	260,281	17.64	231,291	17.07

Total other loans	373,334	25.30	333,171	24.59

Total loans	1,475,773	100.00%	1,355,423	100.00%

Deferred loan fees (2)	-		(1,745)
Allowance for credit losses (3)	(16,230)		(14,000)
Total loans, net	$1,459,543		$1,339,678

(1)	Excludes loans held-for-sale.
(2)	Deferred loan fees, net included in individual loan categories above for the quarter ended September 30, 2023.
(3)	Allowance for credit losses for the quarter ended September 30, 2023; allowance for loan losses for prior period.

Loans receivable, net increased $119.86 million, or 8.9%, to $1.46 billion at September 30, 2023 from $1.34 billion at December 31, 2022. Total commercial real estate loans increased $80.82 million, total commercial loans increased $28.99 million, total home equity loans increased $8.95 million, consumer loans increased $2.22 million and total residential loans decreased $630,000.

Total loan originations were $563.04 million for the nine months ended September 30, 2023. Total residential 1-4 family originations were $299.41 million, which includes $265.50 million of loans held-for-sale originations. Total commercial originations were $117.05 million. Total commercial real estate originations were $113.91 million. Home equity loan originations totaled $19.29 million. Consumer loan originations totaled $13.38 million.  Loans held-for-sale increased by $9.63 million to $17.88 million at September 30, 2023 from $8.25 million at December 31, 2022.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for credit losses. Subsequent write-downs are recorded as a charge to operations. As of September 30, 2023 and December 31, 2022 there was no real estate owned and other repossessed property.

The following table sets forth information regarding nonperforming assets:

	September 30,	December 31,
	2023	2022
	(Dollars in Thousands)
Nonaccrual loans
Real estate loans:
Residential 1-4 family	$312	$483
Commercial real estate	339	350
Farmland	3,719	143
Other loans:
Home equity	188	96
Consumer	75	25
Commercial	-	44
Agricultural	3,120	1,059
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	-	330
Other loans:
Commercial	-	746
Restructured loans:	-	4,502
Total nonperforming loans	7,753	7,778
Real estate owned and other repossessed property, net	-	-
Total nonperforming assets	$7,753	$7,778

Total nonperforming loans to total loans	0.53%	0.57%
Total nonperforming loans to total assets	0.38%	0.40%
Total nonaccrual loans to total loans	0.53%	0.24%
Total nonperforming assets to total assets	0.38%	0.40%

Nonaccrual loans as of September 30, 2023 and December 31, 2022 include $1,725,000 and $694,000, respectively of acquired loans that deteriorated subsequent to the acquisition date.

Effective January 1, 2023, the Company adopted ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings ("TDRs") and Vintage Disclosures. The update eliminated the recognition and measurement of TDRs, therefore, TDRs are not included in nonperforming assets as of September 30, 2023.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	September 30,		December 31,
	2023		2022
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$435,655	26.98%	$468,955	28.68%
Interest-bearing checking	225,573	13.96	252,922	15.47
Savings	233,181	14.43	273,790	16.74
Money market	326,718	20.22	387,947	23.72
Total	1,221,127	75.59	1,383,614	84.61
Certificates of deposit accounts:
IRA certificates	23,693	1.47	24,907	1.52
Brokered certificates	40,000	2.48	-	0.00
Other certificates	330,658	20.46	226,751	13.87
Total certificates of deposit	394,351	24.41	251,658	15.39
Total deposits	$1,615,478	100.00%	$1,635,272	100.00%

Deposits decreased by $19.79 million, or 1.2%, to $1.62 billion at September 30, 2023 from $1.64 billion at December 31, 2022. Money market decreased by $61.23 million, savings decreased by $40.61 million, noninterest checking decreased by $33.30 million, and interest-bearing checking decreased by $27.35 million. As indicated in the table above, the decreases were largely offset by increases in certificates of deposits of $142.69 million, which included $40.00 million of fixed rate brokered certificates.

The estimated amount of uninsured deposits was $283.31 million or 17% of total deposits at September 30, 2023.

The following table summarizes borrowing activity:

	September 30,		December 31,
	2023		2022
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings	$199,757	77.21%	$69,394	54.11%
Other long-term debt:
Subordinated debentures fixed at 5.50% to floating, due 2030	14,773	5.71	14,751	11.50
Subordinated debentures fixed at 3.50% to floating, due 2032	39,034	15.09	38,938	30.37
Subordinated debentures variable, due 2035	5,155	1.99	5,155	4.02
Total other long-term debt	58,962	22.79	58,844	45.89
Total borrowings	$258,719	100.00%	$128,238	100.00%

Total borrowings increased by $130.48 million, or 101.7% to $258.72 million at September 30, 2023 from $128.24 million at December 31, 2022. This increase is largely due to an increase in FHLB advances and other borrowings related to funding loan growth.

Shareholders’ Equity

Total shareholders’ equity decreased by $1.15 million, or 0.7%, to $157.27 million at September 30, 2023 from $158.42 million at December 31, 2022. The decrease was impacted by an increase in unrealized losses on securities available-for-sale of $4.56 million, dividends paid of $3.32 million and a net of tax cumulative adjustment of $1.62 million related to the adoption of the Current Expected Credit Losses standard. These decreases were offset by net income of $7.89 million.

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

	For the Three Months Ended September 30,
	2023			2022
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investment securities	$319,308	$2,794	3.47%	$378,680	$2,555	2.68%
FHLB and FRB stock	14,302	212	5.88	6,932	63	3.61
Loans receivable (1)	1,476,584	21,068	5.66	1,301,358	16,665	5.08
Other earning assets	2,416	20	3.28	12,057	59	1.94
Total interest-earning assets	1,812,610	24,094	5.27	1,699,027	19,342	4.52
Noninterest-earning assets	239,833			214,683
Total assets	$2,052,443			$1,913,710

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$227,938	$88	0.15%	$261,426	$68	0.10%
Savings	231,465	38	0.07	318,322	25	0.03
Money market	324,895	1,576	1.92	369,216	307	0.33
Certificates of deposit	386,646	3,450	3.54	203,359	317	0.62
FHLB advances and other borrowings	192,880	2,672	5.50	10,832	136	4.98
Other long-term debt	58,950	683	4.60	59,038	602	4.05
Total interest-bearing liabilities	1,422,774	8,507	2.37	1,222,193	1,455	0.47
Noninterest checking	431,826			503,905
Other noninterest-bearing liabilities	38,910			23,020
Total liabilities	1,893,510			1,749,118

Total equity	158,933			164,592

Total liabilities and equity	$2,052,443			$1,913,710
Net interest income/interest rate spread (2)		$15,587	2.90%		$17,887	4.05%

Net interest margin (3)			3.41%			4.18%
Total interest-earning assets to interest-bearing liabilities			127.40%			139.01%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the Nine Months Ended September 30,
	2023			2022
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investment securities	$335,898	$8,586	3.42%	$332,950	$5,863	2.35%
FHLB and FRB stock	12,610	480	5.09	5,827	160	3.67
Loans receivable (1)	1,417,291	57,942	5.47	1,144,459	42,933	5.02
Other earning assets	2,562	66	3.44	44,456	206	0.62
Total interest-earning assets	1,768,361	67,074	5.07	1,527,692	49,162	4.30
Noninterest-earning assets	231,503			186,200
Total assets	$1,999,864			$1,713,892

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$239,494	$538	0.30%	$238,032	$106	0.06%
Savings	243,939	110	0.06	268,244	94	0.05
Money market	333,731	3,685	1.48	348,568	759	0.29
Certificates of deposit	336,659	7,434	2.95	171,642	492	0.38
FHLB advances and other borrowings	151,819	5,993	5.28	7,881	157	2.66
Other long-term debt	58,912	2,035	4.62	60,131	1,855	4.12
Total interest-bearing liabilities	1,364,554	19,795	1.94	1,094,498	3,463	0.42
Noninterest checking	442,377			440,625
Other noninterest-bearing liabilities	32,016			22,698
Total liabilities	1,838,947			1,557,821

Total equity	160,917			156,071

Total liabilities and equity	$1,999,864			$1,713,892
Net interest income/interest rate spread (2)		$47,279	3.13%		$45,699	3.88%

Net interest margin (3)			3.57%			4.00%
Total interest-earning assets to interest-bearing liabilities			129.59%			139.58%

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

	For the Three Months Ended September 30,
	2023			2022
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities	$(401)	$640	$239	$677	$784	$1,461
FHLB and FRB stock	67	82	149	27	(26)	1
Loans receivable (1)	2,244	2,159	4,403	4,697	349	5,046
Other earning assets	(47)	8	(39)	(26)	53	27
Total interest-earning assets	1,863	2,889	4,752	5,375	1,160	6,535

Interest-bearing liabilities:
Checking	(9)	29	20	4	52	56
Savings	(7)	20	13	17	(22)	(5)
Money Market	(37)	1,306	1,269	66	95	161
Certificates of deposit	286	2,847	3,133	51	104	155
FHLB advances and other borrowings	2,286	250	2,536	12	87	99
Other long-term debt	(1)	82	81	381	(168)	213
Total interest-bearing liabilities	2,518	4,534	7,052	531	148	679

Change in net interest income	$(655)	$(1,645)	$(2,300)	$4,844	$1,012	$5,856

	For the Nine Months Ended September 30,
	2023			2022
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$52	$2,671	$2,723	$1,977	$897	$2,874
FHLB and FRB stock	186	134	320	38	(72)	(34)
Loans receivable (1)	10,235	4,774	15,009	8,884	389	9,273
Other earning assets	(194)	54	(140)	(38)	154	116
Total interest earning assets	10,279	7,633	17,912	10,861	1,368	12,229

Interest bearing liabilities:
Checking	1	431	432	10	62	72
Savings	(9)	25	16	33	(25)	8
Money Market	(32)	2,958	2,926	186	192	378
Certificates of deposit	473	6,469	6,942	39	(164)	(125)
FHLB advances and other borrowings	2,868	2,968	5,836	(42)	47	5
Other long-term debt	(38)	218	180	1,187	(500)	687
Total interest bearing liabilities	3,263	13,069	16,332	1,413	(388)	1,025

Change in net interest income	$7,016	$(5,436)	$1,580	$9,448	$1,756	$11,204

(1) Includes loans held-for-sale.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2023 and 2022

Net Income. Eagle’s net income for the three months ended September 30, 2023 was $2.64 million compared to $3.09 million for the three months ended September 30, 2022. The decrease of $457,000 was primarily due to a decrease in net interest income after provision for credit losses of $2.37 million, largely offset by a a decrease in noninterest expense of $1.61 million. Basic and diluted earnings per common share were both $0.34 for the current period. Basic and diluted earnings per common share were both $0.40 for the prior year comparable period.

Net Interest Income. Net interest income decreased to $15.59 million for the three months ended September 30, 2023, from $17.89 million for the same quarter in the prior year. The decrease of $2.30 million, or 12.9%, was the result of an increase in interest expense of $7.05 million partially offset by an increase in interest and dividend income of $4.75 million.

Interest and Dividend Income. Interest and dividend income was $24.09 million for the three months ended September 30, 2023 compared to $19.34 million for the three months ended September 30, 2022. Interest and fees on loans increased to $21.07 million for the three months ended September 30, 2023 from $16.67 million for the three months ended September 30, 2022. This increase of $4.40 million, or 26.4%, was due to an increase in the average balance of loans, as well as an increase in the average yield on loans. Average balances for loans receivable, including loans held-for-sale, for the three months ended September 30, 2023 were $1.48 billion, compared to $1.30 billion for the prior year period. This represents an increase of $175.22 million, or 13.5% and was impacted by organic growth. The average interest rate earned on loans receivable increased by 58 basis points, from 5.08% for the three months ended September 30, 2022 to 5.66% for the current period. Interest accretion on purchased loans was $175,000 for the three months ended September 30, 2023 which resulted in a 4 basis point increase in net interest margin compared to $392,000 for the three months ended September 30, 2022 which resulted in a 9 basis point increase in net interest margin. Interest on investment securities available-for-sale increased by $239,000, or 9.4% period over period. Average interest rates earned on investments increased to 3.47% for the three months ended September 30, 2023 from 2.68% for the three months ended September 30, 2022. However, average balances for investments decreased to $319.31 million for the three months ended September 30, 2023 from $378.68 million for the three months ended September 30, 2022.

Interest Expense. Total interest expense was $8.51 million for the three months ended September 30, 2023 compared to $1.46 million for the three months ended September 30, 2022. The increase of $7.05 million was due to an increase of $4.43 million in interest expense on deposits, as well as a net increase of $2.61 million in interest expense on total borrowings. The overall average rate on total deposits was up from 0.17% for the three months ended September 30, 2022 compared to 1.28% for the three months ended September 30, 2023. However, the average balance for total deposits was $1.60 billion for the three months ended September 30, 2023 compared to $1.66 billion for the three months ended September 30, 2022. The increase in interest expense on total borrowings was driven by the average balance of FHLB advances and other borrowings which increased from $10.83 million for the three months ended September 30, 2022 to $192.88 million for the three months ended September 30, 2023. Short-term borrowings have increased to fund loan growth. In addition, the average rate paid on FHLB advances and other borrowings increased from 4.98% for the three months ended September 30, 2022, to 5.50% for the three months ended September 30, 2023.

Provision for Credit Losses. Provision for credit losses was $588,000 for the three months ended September 30, 2023, compared to $517,000 in loan loss provisions, prior to the adoption of the Current Expected Credit Losses standard, for the three months ended September 30, 2022. The provision for credit losses for three months ended September 30, 2023 includes a provision for credit losses on loans of $778,000 and a decrease in the provision for unfunded commitments of $190,000.

Noninterest Income. Total noninterest income was $6.04 million for the three months ended September 30, 2023 compared to $6.25 million for the three months ended September 30, 2022. The slight decrease of $211,000, or 3.4% was due to a decrease in other noninterest income of $191,000 primarily due to a net gain on sale of real estate owned and other repossessed assets during the three months ended September 30, 2022.  Mortgage banking, net, also decreased $109,000. Mortgage banking, net, includes net gain on sale of mortgage loans which decreased to $3.59 million for the three months ended September 30, 2023 compared to $4.20 million for the three months ended September 30, 2022. During the three months ended September 30, 2023, $109.02 million residential mortgage loans were sold compared to $121.26 million in the same period in the prior year. Mortgage volumes have been impacted by the current interest rate environment. Gross margin levels decreased 17 basis points from 3.46% for the three months ended September 30, 2022 to 3.29% for the three months ended September 30, 2023.

Noninterest Expense. Noninterest expense was $17.88 million for the three months ended September 30, 2023 compared to $19.49 million for the three months ended September 30, 2022, a decrease of $1.61 million or 8.3%. The decrease was primarily related to a decrease in salaries and employee benefits of $862,000 which was driven by lower commissions paid on residential mortgage originations. Data processing also decreased $478,000 due to implementing technology changes.

Provision for Income Taxes. Provision for income taxes was $524,000 for the three months ended September 30, 2023, compared to $1.03 million for the three months ended September 30, 2022 due to the increase in proportion of tax-exempt income compared to the pretax earnings. The effective tax rate was 16.6% for the current period, decreasing from 25.0% for the prior period.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

Net Income. Eagle’s net income for the nine months ended September 30, 2023 was $7.89 million compared to $7.08 million for the nine months ended September 30, 2022. The increase of $813,000 was primarily due to an increase in net interest income after provision for credit losses of $2.04 million and a decrease in noninterest expense of $2.33 million, largely offset by a decrease in noninterest income of $4.01 million and a decrease in provision for income taxes of $447,000. Basic and diluted earnings per common share were both $1.01 for the current period. Basic and diluted earnings per common share were both $0.98 for the prior year comparable period.

Net Interest Income. Net interest income increased to $47.28 million for the nine months ended September 30, 2023, from $45.70 million for the same period in the prior year. The increase of $1.58 million, or 3.5%, was the result of an increase in interest and dividend income of $17.91 million largely offset by an increase in interest expense of $16.34 million.

Interest and Dividend Income. Interest and dividend income was $67.07 million for the nine months ended September 30, 2023 compared to $49.16 million for the nine months ended September 30, 2022. Interest and fees on loans increased to $57.94 million for the nine months ended September 30, 2023 from $42.93 million for the nine months ended September 30, 2022. This increase of $15.01 million, or 35.0%, was due to an increase in the average balance of loans, as well as an increase in the average yield on loans. Average balances for loans receivable, including loans held-for-sale, for the nine months ended September 30, 2023 were $1.42 billion, compared to $1.14 billion for the prior year period. This represents an increase of $272.83 million, or 23.8%, and was impacted by organic growth. The average interest rate earned on loans receivable also increased by 45 basis points, from 5.02% for the nine months ended September 30, 2022 to 5.47% for the current period. Interest accretion on purchased loans was $838,000 for the nine months ended September 30, 2023 which resulted in an 6 basis point increase in net interest margin compared to $1.29 million for the nine months ended September 30, 2022 which resulted in a 11 basis point increase in net interest margin. Interest on investment securities available-for-sale increased by $2.73 million period over period. The largest driver of the increase is due to average interest rates earned on investments increasing to 3.42% for the nine months ended September 30, 2023 from 2.35% for the nine months ended September 30, 2022. Average balances for investments also increased slightly to $335.90 million for the nine months ended September 30, 2023 from $332.95 million for the nine months ended September 30, 2022.

Interest Expense. Total interest expense was $19.80 million for the nine months ended September 30, 2023 compared to $3.46 million for the nine months ended September 30, 2022. The increase of $16.34 million was due to an increase of $10.32 million in interest expense on deposits, as well as a net increase of $6.01 million in interest expense on total borrowings. The overall average rate on total deposits was up from 0.13% for the nine months ended September 30, 2022 compared to 0.99% for the nine months ended September 30, 2023. In addition, the average balance for total deposits was $1.60 billion for the nine months ended September 30, 2023 compared to $1.47 billion for the nine months ended September 30, 2022. The increase in the interest expense on total borrowings was due to the average rate paid on FHLB advances and other borrowings, which increased from 2.66% for the nine months ended September 30, 2022 to 5.28% for the nine months ended September 30, 2023. The average balance for FHLB advances and other borrowings also increased from $7.88 million for the nine months ended September 30, 2022 to $151.82 million for the nine months ended September 30, 2023. Short-term borrowings have increased to fund loan growth.

Provision for Credit Losses. Provision for credit losses was $1.19 million for the nine months ended September 30, 2023, compared to $1.65 million in loan loss provisions, prior to the adoption of the Current Expected Credit Losses standard, for the nine months ended September 30, 2022. The provision for credit losses for the nine months ended September 30, 2023 includes a provision for credit losses on loans of $1,466,000 and a decrease in the provision for unfunded commitments of $280,000.

Noninterest Income. Total noninterest income was $16.91 million for the nine months ended September 30, 2023 compared to $20.92 million for the nine months ended September 30, 2022. The decrease of $4.01 million, or 19.2% was primarily due to a decrease in mortgage banking, net, of $4.93 million. Mortgage banking, net, includes net gain on sale of mortgage loans which decreased to $8.55 million for the nine months ended September 30, 2023 compared to $15.65 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, $256.17 million residential mortgage loans were sold compared to $443.92 million in the same period in the prior year. Mortgage volumes have been impacted by the current interest rate environment. Gross margin levels decreased 18 basis points from 3.52% for the nine months ended September 30, 2022 to 3.34% for the nine months ended September 30, 2023.

Noninterest Expense. Noninterest expense was $53.20 million for the nine months ended September 30, 2023 compared to $55.53 million for the nine months ended September 30, 2022, a decrease of $2.33 million or 4.2%. The largest driver of the decrease was acquisition costs of $2.30 million incurred during the nine months ended September 30, 2022 related to the completed merger with FCB. In addition, salaries and employee benefits decreased $1.90 million and was impacted by lower commissions paid on residential mortgage originations.

Provision for Income Taxes. Provision for income taxes was $1.91 million for the nine months ended September 30, 2023, compared to $2.36 million for the nine months ended September 30, 2022. The year-to-date effective tax rate was 19.5% for the current period compared to 25.0% for same period in 2022. The anticipated effective tax rate for 2023 is lower due to the increase in proportion of tax-exempt income compared to the pretax earnings.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity

The Bank is required by regulation to maintain sufficient levels of liquidity for safety and soundness purposes. Appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0% and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of September 30, 2023 and December 31, 2022.

The Bank’s primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments, funds provided from operations, advances from the FHLB of Des Moines and other borrowings. Scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are generally predictable. However, other sources of funds, such as deposit flows and loan prepayments, can be greatly influenced by the general level of interest rates, economic conditions and competition. The Company uses liquidity resources principally to fund existing and future loan commitments. It also uses them to fund maturing certificates of deposit and demand deposit withdrawals, for investment purposes, to meet operating expenses and capital expenditures, for dividend payments and for stock repurchases to maintain adequate liquidity levels.

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable based in part on the Bank's commitments to make loans and management’s assessment of the Bank's ability to generate funds.

The Bank's available borrowing capacity was approximately $333.43 million as of September 30, 2023 and $419.20 million as of December 31, 2022.

	September 30,		December 31,
	2023		2022
	Borrowings	Remaining Borrowing	Borrowings	Remaining Borrowing
	Outstanding	Capacity	Outstanding	Capacity
	(Dollars in Thousands)
Federal Home Loan Bank advances	$199,757	$216,430	$69,394	$296,200
Federal Reserve Bank discount window	-	32,000	-	38,000
Correspondent bank lines of credit	-	85,000	-	85,000
Total	$199,757	$333,430	$69,394	$419,200

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

In addition to bank level liquidity management, Eagle must manage liquidity at the parent company level for various operating needs, including the servicing of debt, the payment of dividends on our common stock, share repurchases, payment of general corporate expense, and potential capital infusions into subsidiaries. The primary source of liquidity for Eagle consists of dividends from the Bank, which is governed by certain rules and regulations of the Montana Division of Banking and Financial Institutions and the Federal Reserve, and access to capital markets. Eagle also had a $10.00 million line of credit with a correspondent bank. The line of credit was increased to $15.00 million as of October 30, 2023. There was no outstanding balance for this line of credit at September 30, 2023 or December 31, 2022. Eagle's ability to receive dividends from the Bank in future periods will depend on several factors, including, without limitation, the Bank's future profits, asset quality, liquidity, and overall condition. In addition, both the Montana Division of Banking and Financial Institutions and Federal Reserve may require approval to pay dividends, based on certain regulatory statutes and limitations.

Eagle presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs in the short and long term. However, if economic conditions were to significantly deteriorate, regulatory capital requirements for Eagle or the Bank were to increase as the result of regulatory directives or otherwise, or Eagle were to believe it is prudent to enhance current liquidity levels, then Eagle may seek additional liquidity from external sources.

Capital Resources

As of September 30, 2023, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200 basis point rise in interest rates scenario, decreased the economic value of equity (“EVE”) by 2.50% compared to a decrease of 12.60% at December 31, 2022. The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's and the Bank's regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed "well capitalized" pursuant to State of Montana and FRB rules as of September 30, 2023. The Company's and the Bank's actual capital amounts and ratios as of September 30, 2023 are presented in the table below and all of the ratios, with the exception of the Tier 1 capital adjusted total average assets ratio, include the capital conservation buffer of 2.50%.

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2023:
Total risk-based capital to risk weighted assets
Consolidated	$227,012	13.43%	$177,341	10.50%	N/A	N/A
Bank	215,583	12.76	177,341	10.50	168,896	10.00%

Tier 1 capital to risk weighted assets
Consolidated	154,562	9.14	143,562	8.50	N/A	N/A
Bank	198,133	11.73	143,562	8.50	135,117	8.00

Common equity Tier 1 capital to risk weighted assets
Consolidated	149,562	8.85	118,227	7.00	N/A	N/A
Bank	198,133	11.73	118,227	7.00	109,782	6.50

Tier 1 capital to adjusted total average assets
Consolidated	154,562	7.80	79,212	4.00	N/A	N/A
Bank	198,133	9.68	81,842	4.00	102,303	5.00

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2022:
Total risk-based capital to risk weighted assets
Consolidated	$219,595	14.10%	$163,560	10.50%	N/A	N/A
Bank	202,905	13.04	163,444	10.50	155,661	10.00%

Tier 1 capital to risk weighted assets
Consolidated	150,595	9.67	132,406	8.50	N/A	N/A
Bank	188,905	12.14	132,312	8.50	124,529	8.00

Common equity Tier 1 capital to risk weighted assets
Consolidated	145,594	9.35	109,040	7.00	N/A	N/A
Bank	188,905	12.14	108,962	7.00	101,179	6.50

Tier 1 capital to adjusted total average assets
Consolidated	150,595	7.78	77,422	4.00	N/A	N/A
Bank	188,905	9.82	76,947	4.00	96,184	5.00

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

Interest Rate Risk

Interest rate risk is the potential for loss of future earnings resulting from adverse changes in the level of interest rates. Interest rate risk results from several factors and could have a significant impact on the Company’s net interest income, which is the Company's primary source of revenue. Net interest income is affected by changes in interest rates, the relationship between rates on interest-bearing assets and liabilities, the impact of interest rate fluctuations on asset prepayments and the mix of interest-bearing assets and liabilities.

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

The following table includes the Bank’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of September 30, 2023		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	-7.3%	5.0%	-15.0%
+100	-3.3%	7.8%	-10.0%
-100	3.1%	10.9%	-10.0%
-200	5.6%	11.2%	-15.0%

Critical Accounting Policies and Estimates

The accounting and financial reporting policies of Eagle are in accordance with generally accepted accounting principles ("GAAP") and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Eagle has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for credit losses and business combinations. In determining which accounting policies are critical in nature, Eagle has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee on a periodic basis, including the development, selection, implementation, and disclosure of the critical accounting policies. The application of these policies has a significant impact on Eagle’s unaudited interim consolidated financial statements. Eagle’s financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 – Organization and Summary of Significant Accounting Policies" in Eagle’s 2022 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. There have been no significant changes to the accounting policies, estimates, and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Eagle’s 2022 Form 10-K, other than the following:

The Company adopted Accounting Standards Update ("ASU") No. 2016-13 Financial Instruments - Credit Losses, referred to as the Current Expected Credit Losses ("CECL") model on January 1, 2023 and ASU No. 2022-02 Financial Instruments - Credit Losses, Troubled Debt Restructurings and Vintage Disclosures, an update to ASU No. 2016-13.

The excess of consideration paid over fair value of net assets acquired is recorded as goodwill. Goodwill is not amortized but is tested at least annually for impairment or more frequently if events occur or circumstances change that indicate impairment may exist. A goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying value. An impairment charge is recorded for the amount by which the carrying amount exceeds the reporting unit’s fair value. Estimating the fair value of the reporting unit requires the use of inputs and assumptions including projected earnings of the Company in future years for which there is inherent uncertainty.

During the quarter ended September 30, 2023, Management determined that a triggering event had occurred because of a decrease in the Company's stock price and a revision in the earnings outlook in comparison to budget. These conditions are primarily due to economic uncertainty and market volatility from the rising interest rate environment. As a result, the Company performed an interim goodwill impairment assessment as of August 31, 2023, and concluded that goodwill was not impaired. However, changing economic conditions that may adversely affect the Company's performance, the fair value of its assets and liabilities, or its stock price could result in future impairment. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. Management will continue to monitor events that could influence this conclusion in the future.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of September 30, 2023, our disclosure controls and procedures were effective. During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 20, 2023, Eagle's Board of Directors authorized the repurchase of up to 400,000 shares of its common stock beginning May 1, 2023. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend on market conditions and other corporate considerations. During the second quarter of 2023, 17,901 shares were purchased under this plan at an average price of $12.89. No shares were purchased during the third quarter of 2023 under this plan. The plan expires on May 1, 2024.

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

EAGLE BANCORP MONTANA, INC.

Date: November 9, 2023	By:	/s/ Laura F. Clark
Laura F. Clark
President/CEO

Date: November 9, 2023	By:	/s/ Miranda J. Spaulding
Miranda J. Spaulding
SVP/CFO