Form 10-K
period 2023-12-31
Eagle Bancorp Montana, Inc.
filed 2024-03-06
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-34682

Eagle Bancorp Montana, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1449820
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1400 Prospect Avenue, Helena, MT	59601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	406-442-3080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock par value $0.01 per share	EBMT	Nasdaq Global Market

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

☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates of Eagle, computed by reference to the closing price at which the stock was sold as of June 30, 2023 was $95,827,000. The outstanding number of shares of common stock of Eagle as of February 29, 2024 was 8,016,784.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement relating to its 2024 annual meeting of stockholders (“2024 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. The 2024 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end to which this report relates.

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
●

the emergence or continuation of widespread health emergencies or pandemics including the magnitude and duration of the COVID-19 pandemic, including but not limited to vaccine efficacy, steps taken by governmental and other authorities to contain, mitigate and combat the pandemic, adverse effects on our employees, customers and third-party service providers;

●

local, regional, national and international economic and market conditions and political events, either nationally or in our market areas, and the impact they may have on us, our customers and our assets and liabilities;

●	competition among depository and other traditional and non-traditional financial services businesses;
●	risks related to the concentration of our business in Montana, including risks associated with changes in the prices, values and sales volume of residential and commercial real estate in Montana;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	the impact of continuing adverse developments affecting the U.S. banking industry, including the associated impact of any regulatory changes or other mitigation efforts taken by governmental agencies in response thereto;
●	our ability to attract deposits and other sources of funding or liquidity;
●	changes or volatility in the securities markets;
●	the payment of dividends on our common stock is subject to regulatory supervision as well as the discretion of our Board of Directors, our performance and other factors;
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

●	the failure of assumptions underlying the establishment of allowance for possible credit losses and other estimates;
●	changes in the financial performance and/or condition of our borrowers and their ability to repay their loans when due; and
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

Overview

Eagle Bancorp Montana, Inc. (“Eagle” or the “Company”), a Delaware corporation, is a bank holding company registered under the Bank Holding Company Act of 1956 that holds 100% of the capital stock of Opportunity Bank of Montana (the “Bank”), formerly American Federal Savings Bank (“AFSB”). The Bank was founded in 1922 as a Montana-chartered building and loan association and has conducted operations and maintained its administrative office in Helena, Montana since that time. In 1975, the Bank adopted a federal thrift charter and in October 2014 converted to a Montana chartered commercial bank and became a member bank in the Federal Reserve System. The Bank currently has 29 full-service branches and 46 automated teller machines located in our market areas and we participate in the Money Pass® ATM network. The Bank also operated certain branches under the brand names Dutton State Bank, Farmers State Bank of Denton and The State Bank of Townsend. Effective January 3, 2022, these branches were rebranded and are now only operating as Opportunity Bank of Montana.

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

The following are the key elements of our business strategy:

●

Continue to diversify our portfolio by emphasizing our growth in commercial real estate and commercial business loans, including agricultural loans, as a complement to our single family residential real estate lending while maintaining disciplined credit underwriting standards. As of December 31, 2023, commercial real estate and commercial business loans constituted approximately 78.64% of total loans;

●	Continue to emphasize the attraction and retention of core deposits;

●	Seek opportunities where presented to acquire other institutions or expand our branch network through opening new branches and/or loan production offices;

●	Maintain our strong asset quality; and

●	Operate as a community-oriented financial institution that offers a broad array of financial products and services with focus on the customer experience.

Our results of operations may be significantly affected by our ability to effectively implement our business strategy including our plans for expansion through strategic acquisitions. If we are unable to effectively integrate and manage acquired or merged businesses or attract significant new business through our branching efforts, our financial performance may be negatively affected.

Market Areas

We conduct business through our headquarters in Helena, Montana, in addition to 27 other full-service branches located in Ashland, Big Timber, Billings, Bozeman, Butte, Choteau, Culbertson, Denton, Dutton, Froid, Glasgow, Great Falls, Hamilton, Helena, Hinsdale, Livingston, Missoula, Sheridan, Three Forks, Townsend, Twin Bridges, Winifred and Wolf Point, Montana.

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

(1) Source: FDIC.gov-data as of June 30, 2023.

Competition

We face strong competition in our primary market areas for retail deposits and the origination of loans from both banks and non-bank competitors. Historically, Montana was a unit banking state. This means that the ability of Montana state banks to create branches was either prohibited or significantly restricted. As a result of unit banking, Montana has a significant number of independent financial institutions serving a single community in a single location. While the state’s population is approximately 1.12 millionpeople, there are 45 credit unions in Montana as well as one state-chartered thrift institution and 35 commercial banks as of December 31, 2023. Our most direct competition for depositors has historically come from national banks, super-regional banks, locally owned banks, nontraditional internet based banks, thrift institutions and credit unions operating in our primary market areas. Competition in our primary market areas has increased in recent years. Our competition for loans also comes from banks, thrifts, credit unions and government sponsored entities in addition to mortgage bankers and brokers. Through successive acquisitions, the Company has entered several markets in Montana that are predominantly reliant on agriculture. Accordingly, our lending activities in these markets focus on farm and ranch real estate, annual operating lines of credit, and agriculture related term debt. Competition for agricultural loans comes from both traditional Montana banks and an increasing number of nonbank lenders. These nonbank lenders range from government sponsored entities to large national insurance companies.

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

Lending Activities

General

The Bank originates residential 1-4 family loans held for investment and originated for sale in the secondary market. The Bank also originates commercial real estate, home equity, consumer and commercial loans. Residential 1-4 family loans include residential mortgages and construction of residential properties. Commercial real estate loans include loans on multi-family dwellings, nonresidential property, commercial construction and development and farmland loans. Home equity loans include loans secured by the borrower’s primary residence. Typically, the property securing such loans is subject to a prior lien. Consumer loans consist of loans secured by collateral other than real estate, such as automobiles, recreational vehicles and boats. Personal loans and lines of credit are made on deposits held by the Bank and on an unsecured basis. Commercial business loans consist of business loans and lines of credit on a secured and unsecured basis and include agriculture production loans.

Fee Income

The Bank receives lending related fee income from a variety of sources. Its principal source of this income is from the origination and servicing of sold mortgage loans. Fees generated from mortgage loan servicing generally consist of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing for loans held by others. Mortgage loan servicing fees were $5.09 million and $4.84 million for the years ended December 31, 2023 and 2022, respectively. Other loan related fee income for late charges and other ancillary fees were $1.38 million and $1.01 million for the years ended December 31, 2023 and 2022, respectively.

Residential 1-4 Family Loans

The Bank originates residential 1-4 family mortgage loans secured by property located in the Bank’s market areas. At December 31, 2023, the Bank's balance of 1-4 family mortgage loans was $156.58 million or 10.55% of total loans. The Bank generally originates residential 1-4 family mortgage loans in amounts of up to 80.0% of the lesser of the appraised value or the selling price of the mortgaged property without requiring private mortgage insurance. A mortgage loan originated by the Bank, whether fixed rate or adjustable rate, can have a term of up to 30 years. The Bank holds substantially all of its adjustable rate and its 8, 10 and 12-year fixed rate loans in portfolio. Adjustable rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan. The Bank’s fixed rate 15-year and 20-year loans are held in portfolio or sold in the secondary market depending on market conditions. Generally, all 30-year fixed rate loans are sold in the secondary market. The volume of loan sales is dependent on the volume, type and term of loan originations, as well as market conditions.

The Bank derives a significant portion of its noninterest income from servicing of loans that it has sold. The Bank offers many of the fixed rate loans it originates for sale in the secondary market on a servicing retained basis. This means that we process the borrower’s payments and send them to the purchaser of the loan. This retention of servicing enables the Bank to increase fee income and maintain a relationship with the borrower. At December 31, 2023, the Bank had $2.07 billion in residential 1-4 family mortgage loans and $134.65 million in other loan categories sold with servicing retained. The Bank does not ordinarily purchase home mortgage loans from other financial institutions.

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

The Bank also lends funds for the residential 1-4 family construction. Residential 1-4 family construction loans are made both to individual homeowners for the construction of their primary residence and, to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for sale in the future. Residential 1-4 family construction loans accounted for $43.43 million or 2.93% of the Bank’s total loan portfolio at December 31, 2023.

Commercial Real Estate Loans

The Bank originates commercial real estate loans including loans on multi-family dwellings. Commercial real estate loans made up 40.99% of the Bank’s total loan portfolio, or $608.69 million at December 31, 2023. The Bank’s commercial real estate loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by the Bank will not exceed 80.0% of the appraised value or the selling price of the property, whichever is less. Commercial real estate loans are typically made with fixed rates of interest and 5 to 15-year maturities. Upon maturity, the loan is repaid or the terms and conditions are renegotiated. Generally, all commercial real estate loans that we originate are secured by property located in the state of Montana and within the market areas of the Bank. The Bank's largest single commercial real estate loan at December 31, 2023 was originated by the Bank and participated 44.4% to two other banks in Montana, each being participated 22.2%. The Bank's share of the total outstanding loan at December 31, 2023 was $12.55 million and it is collateralized by commercial real estate located in Bozeman, Montana. At December 31, 2023, this loan is performing in accordance with its repayment terms.

The Bank also lends funds for commercial construction and development. Commercial construction and development loans accounted for $158.13 million or 10.65% of the Bank’s total loan portfolio at December 31, 2023. In addition, the bank originates loans secured by farm and ranch real estate. Farmland loans accounted for $142.59 million or 9.61% of the Bank’s total loan portfolio at December 31, 2023.

Home Equity Loans

The Bank also originates home equity loans. These loans are secured by the borrowers’ primary residence, but are typically subject to a prior lien, which may or may not be held by the Bank. At December 31, 2023, $86.93 million or 5.86% of our total loans were home equity loans. Borrowers may use the proceeds from the Bank’s home equity loans for many purposes, including home improvement, debt consolidation or other purchasing needs. The Bank offers fixed rate, fixed payment home equity loans as well as variable and fixed rate home equity lines of credit. Fixed rate home equity loans typically have terms of no longer than 15 years.

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

Consumer Loans

As part of its strategy to invest in higher yielding shorter term loans, the Bank emphasized growth of its consumer lending portfolio in recent years. This portfolio includes personal loans secured by collateral other than real estate, unsecured personal loans and lines of credit and loans secured by deposits held by the Bank. As of December 31, 2023, consumer loans totaled $30.13 million or 2.03% of the Bank’s total loan portfolio. These loans consist primarily of auto loans, RV loans, boat loans, personal loans and credit lines and deposit account loans. Consumer loans are originated in the Bank’s market areas and generally have maturities of up to 7 years. For loans secured by savings accounts, the Bank will lend up to 90.0% of the account balance on single payment loans and up to 100.0% for monthly payment loans.

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

Commercial Loans

Commercial business loans amounted to $132.71 million, or 8.94% of the Bank’s total loan portfolio at December 31, 2023.  Agricultural production loans amounted to $125.30 million, or 8.44% of the Bank’s total loan portfolio at December 31, 2023. The Bank’s commercial business loans are traditional business loans and are not secured by real estate. Such loans may be structured as unsecured lines of credit or may be secured by inventory, accounts receivable or other business assets. Agricultural operating loans are generally secured with equipment, cattle, crops or other non-real property and at times the underlying real property.

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

Loans to One Borrower

Under Montana law, commercial banks such as the Bank, are subject to certain exemptions and are allowed to select the Office of the Comptroller of the Currency (“OCC”) formula used to determine limits on credit concentrations to single borrowers to an amount equal to 15.0% of the institution’s total capital. As of December 31, 2023, the Bank’s limit to a single borrower was $32.84 million. Our largest aggregation of loans to one borrower was approximately $39.23 million at December 31, 2023. The total amount subject to the lending limit at December 31, 2023 was $30.40 million. This consisted of six loans: five commercial real estate loans each secured by a single property and one construction loan secured by a single property. The first commercial real estate loan had a principal balance of $1.45 million at December 31, 2023.  As of December 31, 2023, the principal balance on the second commercial real estate loan was $705,000. The third commercial real estate loan had a principal balance of $3.80 million as of December 31, 2023. However, another bank is 50.0% participating in this loan for $3.80 million. The fourth commercial real estate loan had a principal balance of $11.25 million as of December 31, 2023. The fifth commercial real estate loan had a principal balance of $8.17 million as of December 31, 2023. The sixth construction loan had a principal balance of $5.02 million as of December 31, 2023. However, another bank is 50.0% participating in this loan for $5.02 million. At December 31, 2023, these loans were performing in accordance with their terms. The Bank maintains the servicing for these loans.

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

Loan Commitments

We generally provide commitments to fund fixed and adjustable-rate single-family mortgage loans for periods up to 60 days at a specified term and interest rate, and other loan categories for shorter time periods. The total amount of loans in process of origination for sale into the secondary market with interest rate lock commitments was $15.67 million as of December 31, 2023.

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

In January 2022, the Company completed the issuance of $40.00 million in aggregate principal amount of subordinated notes due in 2032 in a private placement transaction to certain institutional accredited investors and qualified buyers. The notes bear interest at an annual fixed rate of 3.50% payable semi-annually. Starting February 1, 2027, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be three-month term Secured Overnight Financing Rate ("SOFR") plus a spread of 218.0 basis points, payable quarterly. The notes are subject to redemption at the option of the Company on or after February 1, 2027. A portion of the net proceeds were used to redeem $10.00 million of senior notes due in February 2022. In June 2020, the Company completed the issuance of $15.00 million in aggregate principal amount of subordinated notes due in 2030 in a private placement transaction to certain qualified institutional accredited investors. The notes bear interest at an annual fixed rate of 5.50%. Starting July 1, 2025, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be the three-month term SOFR plus a spread of 509.0 basis points. In February 2017, the Company completed the issuance, through a private placement, of $10.00 million aggregate principal amount of 5.75% fixed senior unsecured notes due in 2022. These notes were redeemed in February 2022 with proceeds from the subordinated notes issued in January 2022. In September 2005, the Company formed a special purpose subsidiary, Eagle Bancorp Statutory Trust I (the “Trust”), for the purpose of issuing trust preferred securities in the amount of $5.16 million. The Company issued subordinated debentures to the Trust, and the coupon on the debentures matches the dividend payment on the trust preferred securities. Upon the closing of the second-step conversion and reorganization, we assumed the obligations of our predecessor in connection with the subordinated debentures and trust preferred securities.

Subsidiary Activity

We are permitted to invest in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations. The following are subsidiaries of the Company: Opportunity Bank of Montana, Eagle Bancorp Statutory Trust I, Opportunity Financial Services, Inc., formerly Western Financial Services and Opportunity Housing Fund, LLC, which is a subsidiary of the Bank.

Employees and Human Capital Resources

As of December 31, 2023, we had 383 full-time employees and 24 part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees to be good. The Board of Directors oversees the strategic management of our human capital resources. The Human Resources Department's day-to-day responsibility is managing our human capital resources.

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

General

As a state-chartered commercial bank, the Bank is subject to extensive regulation, examination and supervision by the Federal Reserve Bank of Minneapolis ("FRB") and Montana Division of Banking and Financial Institutions. The Bank is a member of the FRB System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (“FDIC”). There are periodic examinations to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. Under certain circumstances, the FDIC may also examine the Bank. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowance for credit losses for regulatory purposes. Eagle, as a bank holding company, is required to file certain reports with, and is subject to examination by, and must otherwise comply with the rules and regulations of the FRB. Eagle is also subject to the rules and regulations of the Securities and Exchange Commission (“SEC”) under the federal securities laws. See Holding Company Regulation section below.

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

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Bank exercised its AOCI opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

The Bank was classified as “well-capitalized” under the prompt corrective action framework as of December 31, 2023.

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

Our authority to extend credit to executive officers, directors and 10.0% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, FRB Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2023, we were in compliance with these regulations.

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

Our financial performance generally, and in particular the ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our future growth, is highly dependent upon the business environment in the markets in which we operate, principally in Montana, and in the United States as a whole. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in Montana. The economic conditions in our local markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels, monetary policy, unemployment and strength of the domestic economy and local economy in the markets in which we operate. Unfavorable market conditions can result in deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for credit losses, adverse asset values and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; state or local government insolvency; or a combination of these or other factors.

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

Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine, the Middle East, terrorism and other geopolitical events.

Our success depends, to a certain extent, upon global, domestic and local economic and political conditions, as well as governmental monetary policies. Conditions such as changes in interest rates, money supply, levels of employment and other factors beyond our control may have a negative impact on economic activity. Any contraction of economic activity, including an economic recession, may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. In particular, interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, specifically, the Federal Reserve. Throughout 2023 the Federal Open Market Committee (“FOMC”) raised the target range for the federal funds rate on four separate occasions, citing inflationary pressures. The last Federal Funds Target rate change occurred on July 26, 2023, and the FOMC has since adopted a cautious approach as inflationary pressures have moderated but remain uncertain. Forecasts for 2024 indicate potential interest rate reductions, but persistent inflation may either delay reductions or may call for further rate increases by the FOMC.

The tightening of the Federal Reserve’s monetary policies, including increases in the target range for the federal funds rate as well as the conclusion of the Federal Reserve’s tapering of asset purchases, together with ongoing economic and geopolitical instability, increases the risk of an economic recession. Although forecasts have varied, the potential of slowing economic growth and persistent inflation could lead to the contraction of the U.S. gross domestic output in 2024. Any such downturn, especially domestically and in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.

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

Declines in home values in our markets could adversely impact results from operations. Like all financial institutions, we are subject to the effects of any economic downturn, and in particular, a significant decline in home values would likely lead to a decrease in new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and residential real estate loan portfolios and result in increased losses in these portfolios. Declines in the average sale prices of homes in our primary markets could lead to higher credit losses on loans.

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

The emergence or continuation of widespread health emergencies or pandemics could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

Pandemics could adversely impact our workforce and operations and the operations of our borrowers, customers and business partners. As a result, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners. These factors may be prevalent for a significant period of time and may adversely affect our business, results of operations and financial condition even after an outbreak has subsided.

The extent to which an outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak and its variants, its severity, the actions to contain the virus or treat its impact, the effectiveness of vaccination programs for the virus, vaccination rates, and how quickly and to what extent normal economic and operating conditions can resume. Even after an outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

Risks Related to Our Business

We hold certain intangible assets that could be classified as impaired in the future. If these assets are considered to be either partially or fully impaired in the future, our earnings and the book values of these assets would decrease.

As a result of our branch and whole bank acquisitions we record goodwill. Our consolidated balance sheet at December 31, 2023 included goodwill of $34.74 million. We are required to test our goodwill for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. It is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill. If an impairment determination is made in a future reporting period, our earnings and the book value of goodwill will be reduced by the amount of the impairment.

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

If the allowance for credit losses is not sufficient to cover actual credit losses, our earnings could decrease.

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant credit losses, which may have a material adverse effect on operating results. We make various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. If the assumptions prove to be incorrect, the allowance for credit losses may not be sufficient to cover expected losses in our loan portfolio, resulting in additions to the allowance. Material additions to the allowance would materially decrease net income.

Our emphasis on the origination of consumer, commercial real estate and commercial business loans is one of the more significant factors in evaluating the allowance for credit losses. As we continue to increase the amount of such loans, additional or increased provisions for credit losses may be necessary and would decrease earnings.

Bank regulators periodically review our allowance for credit losses and may require an increase to the provision for credit losses or further loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations or financial condition.

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

Our mortgage banking activities provide a significant portion of our noninterest income. We originate and sell mortgage loans, including $344.31 million of mortgage loans sold during 2023. We rely on Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and other purchasers to purchase loans in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases from us due to capital constraints or other factors, including, with respect to FNMA and FHLMC, a change in the criteria for conforming loans. In addition, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of FNMA and FHLMC. The exact effects of any such reforms are not yet known but may limit our ability to sell conforming loans to FNMA and FHLMC. In addition, mortgage lending is highly regulated, and our inability to comply with all federal and state regulations and investor guidelines regarding the origination, underwriting documentation and servicing of mortgage loans may also impact our ability to continue selling mortgage loans. If we are unable to continue to sell loans in the secondary market or we experience a period of low mortgage activity, our noninterest income as well as our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations.

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

At December 31, 2023, our MSR asset had a fair value of $15.85 million. All income related to retained servicing, including changes in the value of the MSR asset, is included in noninterest income. Depending on the interest rate environment and market trends related to MSR sales, it is possible that the fair value of our MSR asset may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our MSR asset, our financial condition and results of operations would be negatively affected.

Farmland and agriculture production lending presents unique credit risk.

As of December 31, 2023, approximately 18.05% of our total gross loan portfolio was comprised of farmland and agricultural production loans. As of December 31, 2023, we had $267.89 million in farmland and agricultural production loans, including $142.59 million in farmland loans, and $125.30million in agricultural production loans. Repayment of farmland and agricultural production loans depends primarily on the successful raising and feeding of livestock or planting and harvest of crops and marketing the harvested commodity. Collateral securing these loans may be a illiquid. In addition, the limited purpose of some agricultural-related collateral affects credit risk because such collateral may have limited or no other uses to support values when loan repayment problems emerge. Our farmland and agricultural production lending staff have specific technical expertise that we depend on to mitigate our lending risks for these loans and we may have difficulty retaining or replacing such individuals. Many external factors can impact our agricultural borrowers' ability to repay their loans, including adverse weather conditions, water issues, commodity price volatility, diseases, land values, production costs, changing government regulations and subsidy programs, changing tax treatment, technological changes, labor market shortages/increased wages, and changes in consumers' preferences, over which our borrowers may have no control. These factors, as well as recent volatility in certain commodity prices could adversely impact the ability of those to whom we have made farmland and agricultural production loans to perform under the terms of their borrowing arrangements with us, which in turn could result in credit losses and adversely affect our business, financial condition and results of operations.

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

We are subject to extensive regulation, supervision and examination by the Board of Governors of the Federal Reserve Board and the Montana Division of Banking and Financial Institutions. The federal banking laws and regulations govern the activities in which we may engage and are primarily for the protection of depositors and the Deposit Insurance Fund at the FDIC. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for credit losses and determine the level of deposit insurance premiums assessed. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

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

We are required to own common stock of FHLB to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB’s advance program. The aggregate cost of our FHLB common stock as of December 31, 2023 was $9.19 million. FHLB common stock is not a marketable security and can only be redeemed by the FHLB.

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

Over the past year, several financial services institutions have failed or required outside liquidity support—in many cases, as a result of the inability of the institutions to obtain needed liquidity. The impact of this situation has led to risk of additional stress to other financial services institutions and the financial services industry generally as a result of increased lack of confidence in the financial sector. U.S. regulators have taken action in an effort to strengthen public confidence in the banking system, including the creation of a new Bank Term Funding Program. There can be no assurance that these actions will stabilize the financial services industry and financial markets. While we currently do not anticipate liquidity constraints of the kind that caused certain other financial services institutions to fail or require external support, constraints on our liquidity could occur as a result of unanticipated deposit withdrawals because of market distress or our inability to access other sources of liquidity, including through the capital markets due to unforeseen market dislocations or interruptions. Moreover, some of our customers may become less willing to maintain deposits at the Bank because of broader market concerns with the level of insurance available on those deposits. Our business and our financial condition and results of operations could be adversely affected by continued soundness concerns regarding financial institutions generally and our counterparties specifically and limitations resulting from further governmental action in an effort to stabilize or provide additional regulation of the financial system as impact of excessive deposit withdrawals.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Cyber criminals are becoming more sophisticated and effective every day, and they are increasingly targeting financial institutions. We recognize the critical importance of maintaining the safety and security of our systems and data and employ a multi-layered strategy for overseeing and managing cybersecurity and related risks.  Our board of directors (the Board) and our management are actively involved in the oversight of our risk management program, of which cybersecurity represents an important component. As described in more detail below, we have established policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats. We have devoted significant financial and personnel resources to implement and maintain security measures to meet regulatory requirements and customer expectations, and we intend to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure. There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective. We believe we have not experienced any cybersecurity incidents that have materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition.

Risk Management and Strategy

Our policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management program and are based on frameworks established by the National Institute of Standards and Technology (NIST), the Federal Financial Institutions Examination Council (FFIEC), and other applicable industry standards. Our cybersecurity program in particular focuses on the following key areas:

Collaboration

Our cybersecurity risks are identified and addressed through a comprehensive, cross-functional approach. Key security, risk, and compliance stakeholders meet regularly to develop strategies for preserving the confidentiality, integrity and availability of Company and customer information, identifying, preventing, and mitigating cybersecurity threats, and effectively responding to cybersecurity incidents. We maintain controls and procedures that are designed to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and the Board in a timely manner.

Risk Assessment

At least annually, we conduct a cybersecurity risk assessment using the FFIEC Cybersecurity Assessment Tool that considers information from internal stakeholders, known information security vulnerabilities, and information from external sources (e.g., reported security incidents that have impacted other companies, industry trends, and evaluations by third parties and consultants). The results of the assessment are used to drive alignment on, and prioritization of, initiatives to enhance our security controls, make recommendations to improve processes, and inform a broader enterprise-level risk assessment that is presented to our Board, Audit Committee, and members of management.

Technical Safeguards

We regularly assess and deploy technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence, and incident response experience.

●

Multi-Layered Defense and Continuous Monitoring - We work to protect our computing environments and products from cybersecurity threats through multi-layered defenses and apply lessons learned from our defense and monitoring efforts to help prevent future attacks. We utilize data analytics to detect anomalies and search for cyber threats. We use a third-party Managed Security Service Provider (MSSP) to provide comprehensive cyber threat detection and response capabilities and maintain a 24x7 monitoring system which complements the technology, processes, and threat detection techniques we use to monitor, manage, and mitigate cybersecurity threats. At least annually, we engage third party consultants or auditors to assist in assessing, identifying and/or managing cybersecurity threats.

●

Information Sharing and Collaboration - We work with government, customer, industry and/or supplier partners, such as the Financial Services Information Sharing and Analysis Center and other government-industry partnerships, to gather and develop best practices and share information to address cyber threats. These relationships enable the rapid sharing of threat and vulnerability mitigation information across the defense industrial base and supply chain.

●

Training and Awareness - We provide awareness training to our employees to help identify, avoid, and mitigate cybersecurity threats. Our employees participate quarterly in required training, including privacy, phishing, and other awareness training. We also periodically host tabletop exercises with management and other employees to practice rapid cyber incident response.

●

Third-Party Service Provider Management – We have implemented controls designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers. Such providers are subject to security risk assessments at the time of onboarding, contract renewal, and upon detection of an increase in risk profile. We use a variety of inputs in such risk assessments, including information supplied by providers and third parties. In addition, we require our providers to meet appropriate security requirements, controls and responsibilities and investigate security incidents that have impacted our third-party providers, as appropriate.

Incident Response and Recovery Planning

We have established comprehensive incident response and recovery plans and continue to regularly test and evaluate the effectiveness of those plans. Our incident response and recovery plans address and guide our employees, management, and the Board on our response to a cybersecurity incident.

External Assessments

Our cybersecurity policies, standards, processes, and practices are regularly assessed by external auditors and regulatory examiners. These assessments include a variety of activities including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of significant assessments are reported to management, the Board and Audit Committee. Cybersecurity processes are adjusted based on the information provided from these assessments.

Governance

Board Oversight

Our Board of Directors has ultimate oversight of cybersecurity risk, which it manages as part of our enterprise risk management program. The Board receives regular reports from our Vice President Director of Information Security on various cybersecurity efforts, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance.  In addition, we have an escalation process in place to inform senior management and the Board of Directors of material issues.

Management’s Role

Our cybersecurity program is coordinated by our Vice President Director of Information Security, who reports to our Senior Vice President Chief Risk Officer and Chief Administrative Officer, in partnership with our Director of Information Systems and Technology ("IS&T"). Our Director of Information Security started with us in 2012 and holds numerous credentials including: Certified Information Systems Security Professional, Certified Public Accountant, and Certified Fraud Examiner. The Director of Information Security is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from the IS&T team and our Managed Services Provider, who is overseen by the Director of IS&T. The Director of IS&T started with us in 2020, holds a Bachelor of Science in Business Administration, Information Technology and has over 14 years of direct experience managing information systems and technology. The Director of IS&T is responsible for implementing and maintaining the systems and tools to protect the technology stack we use. The Director of IS&T reports to the Senior Vice President, Chief Operating Officer.

ITEM 2.	PROPERTIES.

The Company's executive office is located at 1400 Prospect Avenue in Helena, Montana. The following table provides information on the Company's 32 properties as of December 31, 2023, including locations by city, as well as whether they are owned or leased.

	Occupancy Type
Locations	Owned	Leased	Total Locations
Ashland, Montana	1	-	1
Big Timber, Montana	1	-	1
Billings, Montana	3	-	3
Bozeman, Montana	2	1	3
Butte, Montana	1	-	1
Choteau, Montana	1	-	1
Culbertson, Montana	1	-	1
Denton, Montana	1	-	1
Dutton, Montana	1	-	1
Froid, Montana	1	-	1
Glasgow, Montana	1	-	1
Great Falls, Montana	-	1	1
Hamilton, Montana	1	-	1
Helena, Montana	5	-	5
Hinsdale, Montana	1	-	1
Livingston, Montana	1	-	1
Missoula, Montana	1	1	2
Sheridan, Montana	1	-	1
Three Forks, Montana	1	-	1
Townsend, Montana	1	-	1
Twin Bridges, Montana	1	-	1
Winifred, Montana	-	1	1
Wolf Point, Montana	1	-	1
Total	28	4	32

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

Our common stock is traded on the Nasdaq Global Market under the symbol “EBMT.” At the close of business on December 31, 2023, there were 8,016,784 shares of common stock outstanding, held by approximately 970 shareholders of record. The closing price of the common stock on December 31, 2023, was $15.79 per share.

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

On April 20, 2023, Eagle's Board of Directors authorized the repurchase of up to 400,000 shares of its common stock beginning May 1, 2023. Under the plan, shares maybe purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend on market conditions and other corporate considerations. During the second quarter of 2023, 17,901 shares were purchased under this plan at an average price of $12.89. No shares were purchased during the third or fourth quarter of 2023 under this plan. The plan expires on May 1, 2024

On April 21, 2022, Eagle's Board of Directors (the "Board") authorized the repurchase of up to 400,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. During the second quarter of 2022, 5,000 shares were purchased under this plan at an average price of $19.75. During the third quarter of 2022, 99,517 shares were purchased under this plan at an average price of $19.45. During the fourth quarter of 2022, 6,608 shares were purchased under this plan at an average price of $18.80. No shares were purchased during the first quarter of 2023 under this plan. The plan expired on April 21, 2023.

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

Introduction

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes Eagle and its subsidiaries' results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022, and also analyzes our financial condition as of December 31, 2023 as compared to December 31, 2022. Like most banking institutions, our principal business consists of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including real estate and other consumer assets. We are significantly affected by prevailing economic conditions, particularly interest rates, as well as government policies concerning, among other things, monetary and fiscal affairs, housing and financial institutions and regulations regarding lending and other operations, privacy and consumer disclosure. Attracting and maintaining deposits is influenced by a number of factors, including interest rates paid on competing investments offered by other financial and nonfinancial institutions, account maturities, fee structures and levels of personal income and savings. Lending activities are affected by the demand for funds and thus are influenced by interest rates, the number and quality of lenders and regional economic conditions. Sources of funds for lending activities include deposits, borrowings, repayments on loans, cash flows from maturities of investment securities and income provided from operations.

Our earnings depend primarily on our level of net interest income, which is the difference between interest earned on our interest-earning assets, consisting primarily of loans and investment securities, and the interest paid on interest-bearing liabilities, consisting primarily of deposits, borrowed funds, and trust-preferred securities. Net interest income is a function of our interest rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities, as well as a function of the average balance of interest-earning assets compared to interest-bearing liabilities. Also contributing to our earnings is noninterest income, which consists primarily of service charges and fees on loan and deposit products and services, net gains and losses on sale of assets, and mortgage loan service fees. Net interest income and noninterest income are offset by provisions for credit losses, general administrative and other expenses, including salaries and employee benefits and occupancy and equipment costs, as well as by state and federal income tax expense.

The Bank has a strong mortgage lending focus, with a large portion of its loan originations represented by single-family residential mortgages, which has enabled it to successfully market home equity loans, as well as a wide range of shorter-term consumer loans for various personal needs (automobiles, recreational vehicles, etc.). The Bank has also focused on adding commercial loans to our portfolio, both real estate and non-real estate. We have made significant progress in this initiative over the past decade. As of December 31, 2023, commercial real estate and commercial business loans represented 61.25% and 17.39% of the total loan portfolio, respectively. The purpose of this diversification is to mitigate our dependence on the residential mortgage market, as well as to improve our ability to manage our interest rate spread. Recent acquisitions have added to our agricultural loans, which generally have shorter maturities and nominally higher interest rates. This has provided additional interest income and improved interest rate sensitivity. The Bank’s management recognizes that fee income will also enable it to be less dependent on specialized lending and it maintains a significant loan serviced portfolio, which provides a steady source of fee income. As of December 31, 2023, we had mortgage servicing rights, net of $15.85 million compared to $15.41 million as of December 31, 2022. Gain on sale of loans also provides significant noninterest income in periods of high mortgage loan origination volumes. Such income will be, and has recently been, adversely affected in periods of lower mortgage activity.

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee increased the federal funds target rate to 4.50% during the year ended December 31, 2022. The rate increased to 5.50% during the year ended December 31, 2023.

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

Critical Accounting Policies and Estimates

The accounting and financial reporting policies of Eagle are in accordance with generally accepted accounting principles ("GAAP") and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Eagle has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for credit losses and goodwill. In determining which accounting policies are critical in nature, Eagle has identified the policies that require significant judgment or involve complex estimates. Eagle’s financial results could differ significantly if different judgments or estimates are used in the application of these policies. The critical accounting policies and related estimates are summarized below.

Allowance for Credit Losses

The allowance for credit losses ("ACL") on loans is a valuation account that is management’s estimate of the amount considered necessary to absorb expected losses in the loan portfolio at the balance sheet date. The allowance is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans and is established through the provision for credit losses. Increases in the allowance are charged against income, and decreases in the allowance are recorded through net income as a reversal of the provision for credit losses.

Quarterly, an assessment is performed of the risks expected in the loan portfolio. A detailed review is conducted for significant loans identified as having weaknesses that do not share common risk characteristics with other loans. The methodology for determining the adequacy of the allowance for credit losses is considered a critical accounting policy by management due to its complexity and the high degree of judgment involved. The primary factors and assumptions considered include loan volume, credit ratings, delinquency status, prepayment speeds, weighted average lives, and other relevant available information from internal and external sources related to past events and historical loss experience. Management uses qualitative judgment to adjust loss rates to reflect management’s assessment of current economic conditions, along with reasonable and supportable forecasts. The allowance is based on information known at the time of the review. Changes in factors underlying the assessment for subsequent evaluations of the loan portfolio could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. See Note 4 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further information.

Goodwill

The excess of consideration paid over fair value of net assets acquired for acquisitions is recorded as goodwill. Goodwill is not amortized but is tested at least annually for impairment or more frequently if events occur or circumstances change that indicate impairment may exist. A goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying value. An impairment charge is recorded for the amount by which the carrying amount exceeds the reporting unit's fair value. A blend of both the market and income approaches is used in valuing the reporting unit’s fair value. Weightings are assigned to the approaches regarding fair value and the sensitivity of other weighting scenarios is considered. The market approach incorporates comparable public company information, valuation multiples and consideration of a market control premium along with data related to comparable observed purchase transactions in the financial services industry. The income approach consists of discounting projected future cash flows, which are derived from internal forecasts and economic expectations for the reporting unit. The significant inputs and assumptions for the income approach include projected earnings of the Company in future years for which there is inherent uncertainty and the discount rate. The sensitivity of a range of reasonable discount rates based on the current economic environment is considered.

During the quarter ended September 30, 2023, Management determined that a triggering event had occurred because of a decrease in the Company's stock price and a revision in the earnings outlook in comparison to budget. These conditions were primarily due to economic uncertainty and market volatility from the rising interest rate environment. As a result, the Company performed an interim goodwill impairment assessment as of August 31, 2023, and concluded that goodwill was not impaired. Our annual impairment tests as of October 31, 2023 and 2022 also did not result in impairment. However, changing economic conditions that may adversely affect the Company's performance, the fair value of its assets and liabilities, or its stock price could result in future impairment. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations. Management will continue to monitor events that could influence this conclusion in the future. See Note 2 and 7 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further information.

The Company's accounting policies and discussion of recent accounting pronouncements is included in Note 1 to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data".

Financial Condition

December 31, 2023 compared to December 31, 2022

Total assets were $2.08 billion at December 31, 2023, an increase of $127.29 million, or 6.5% from $1.95 billion at December 31, 2022. Loans receivable, net increased by $128.37 million or 9.6%, to $1.47 billion at December 31, 2023 from $1.34 billion at December 31, 2022. However, securities available-for-sale decreased by $31.22 million or 8.9% from December 31, 2022. Total borrowings increased $106.50 million to $234.74 million at December 31, 2023, from $128.24 million at December 31, 2022. Total liabilities were $1.91 billion at December 31, 2023, an increase of $116.42 million, or 6.5%, from $1.79 billion at December 31, 2022. Total deposits decreased slightly by $77,000 from December 31, 2022. Total shareholders’ equity increased by $10.85 million or 6.8% from December 31, 2022.

Financial Condition Details

Investment Activities

We maintain a portfolio of investment securities, classified as either available-for-sale or held-to-maturity to enhance total return on investments. Our investment securities generally include U.S. government and agency obligations, U.S. treasury obligations, Small Business Administration pools, municipal securities, corporate obligations, mortgage-backed securities (“MBSs”), collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABSs”), all with varying characteristics as to rate, maturity and call provisions. There were no held-to-maturity investment securities included in the investment portfolio at December 31, 2023 or 2022. All investment securities included in the investment portfolio are available-for-sale. Eagle also has interest-bearing deposits in other banks and federal funds sold, as well as stock in FHLB and FRB. FHLB stock was $9.19 million and $5.09 million at December 31, 2023 and 2022, respectively. FRB stock was $4.13 million for both at December 31, 2023 and 2022.

The following table summarizes investment activities:

	December 31,
	2023		2022		2021
	Fair Value	Percentage of Total	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency obligations	$6,543	2.06%	$2,390	0.68%	$1,633	0.60%
U.S. treasury obligations	46,815	14.71%	51,951	14.86	53,183	19.61
Municipal obligations	137,950	43.33%	172,849	49.47	123,667	45.58
Corporate obligations	3,905	1.23%	6,990	2.00	9,336	3.44
Mortgage-backed securities	26,753	8.41%	29,653	8.48	14,636	5.40
Collateralized mortgage obligations	86,568	27.20%	82,131	23.50	63,067	23.25
Asset-backed securities	9,745	3.06%	3,531	1.01	5,740	2.12
Total securities available-for-sale	$318,279	100.00%	$349,495	100.00%	$271,262	100.00%

Securities available-for-sale were $318.28 million at December 31, 2023, a decrease of $31.22 million, or 8.9%, from $349.50 million at December 31, 2022. The decrease was due to sales of $34.02 million and maturity, principal payments and call activity of $32.70 million. These decreases were partially offset by $28.13 million in investment purchases. In addition, unrealized losses on securities improved from prior year, decreasing by $8.70 million.

The following table sets forth information regarding fair values, weighted average yields and maturities of investments. The yields have been computed on a tax equivalent basis. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	December 31, 2023
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total Investment Securities
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Approximate Market Value	Weighted Average Yield
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency obligations	$-	0.00%	$-	0.00%	$4,298	5.02%	$2,245	7.49%	$6,543	$6,543	5.86%
U.S. treasury obligations	-	0.00	31,001	1.45	15,814	1.66	-	0.00	46,815	46,815	1.52
Municipal obligations	2,546	3.19	7,710	2.77	38,809	2.72	88,885	3.13	137,950	137,950	2.93
Corporate obligations	-	0.00	975	3.00	2,930	4.99	-	0.00	3,905	3,905	4.49
Mortgage-backed securities	505	3.03	3,052	3.29	3,145	3.37	20,051	4.51	26,753	26,753	4.21
Collateralized mortgage obligations	4,084	2.74	5,347	3.97	763	2.93	76,374	3.89	86,568	86,568	3.84
Asset-backed securities	-	0.00	-	0.00	-	0.00	9,745	6.65	9,745	9,745	6.65
Total securities available-for-sale	$7,135	2.92%	$48,085	2.09%	$65,759	2.43%	$197,300	3.70%	$318,279	$318,279	3.27%

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	December 31,
	2023		2022		2021		2020		2019
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential 1-4 family (1)	$156,578	10.55%	$135,947	10.03%	$101,180	10.82%	$110,802	13.14%	$119,296	15.28%
Residential 1-4 family construction	43,434	2.93	59,756	4.41	45,635	4.88	46,290	5.49	38,602	4.95
Total residential 1-4 family	200,012	13.48	195,703	14.44	146,815	15.70	157,092	18.63	157,898	20.23

Commercial real estate	608,691	40.99	539,070	39.76	410,568	43.92	316,668	37.56	331,062	42.41
Commercial construction and development	158,132	10.65	151,145	11.15	92,403	9.88	65,281	7.74	52,670	6.75
Farmland	142,590	9.61	136,334	10.06	67,005	7.17	65,918	7.82	50,293	6.44
Total commercial real estate	909,413	61.25	826,549	60.97	569,976	60.97	447,867	53.12	434,025	55.60

Total real estate loans	1,109,425	74.73	1,022,252	75.41	716,791	76.67	604,959	71.75	591,923	75.83

Other loans:
Home equity	86,932	5.86	74,271	5.48	51,748	5.54	56,563	6.71	56,414	7.23
Consumer	30,125	2.03	27,609	2.04	18,455	1.97	20,168	2.39	18,882	2.42

Commercial	132,709	8.94	127,255	9.39	101,535	10.86	109,209	12.95	72,797	9.33
Agricultural	125,298	8.44	104,036	7.68	46,355	4.96	52,242	6.20	40,522	5.19
Total commercial loans	258,007	17.38	231,291	17.07	147,870	15.82	161,451	19.15	113,319	14.52

Total other loans	375,064	25.27	333,171	24.59	218,073	23.33	238,182	28.25	188,615	24.17

Total loans	1,484,489	100.00%	1,355,423	100.00%	934,864	100.00%	843,141	100.00%	780,538	100.00%

Deferred loan fees(2)	-		(1,725)		(1,725)		(2,038)		(1,303)
Allowance for credit losses (3)	(16,440)		(14,000)		(12,500)		(11,600)		(8,600)

Total loans, net	$1,468,049		$1,339,678		$920,639		$829,503		$770,635

(1) Excludes loans held-for-sale
(2) Deferred loan fees, net included in individual loan buckets above for the year ended December 31, 2023.
(3) Allowance for credit losses for the year ended December 31, 2023; allowance for loan losses for the year ended December 31, 2022.

Loans receivable, net increased $128.37 million, or 9.6%, to $1.47 billion at December 31, 2023 from $1.34 billion at December 31, 2022. Total commercial real estate loans increased $82.86 million, total commercial loans increased $26.72 million, home equity loans increased $12.66 million, total residential loans increased $4.31 million, and consumer loans increased $2.52 million.

Total loan originations were $750.68 million for the year ended December 31, 2023. Total residential 1-4 family originations were $400.51 million, which includes $347.71 million of originations of loans held-for-sale. Total commercial originations were $162.18 million. Total commercial real estate originations were $140.60 million. Home equity loan originations totaled $30.41 million. Consumer loan originations totaled $16.98 million. Loans held-for-sale increased by $3.18 million, to $11.43 million at December 31, 2023 from $8.25 million at December 31, 2022.

The following table includes the composition of the commercial real estate loan category:

	December 31,
	2023	2022
	(In Thousands)
Non-owner occupied:
Multifamily	$86,980	$75,472
Industrial/warehouse	43,983	28,279
Office space	20,150	20,891
Lessors of nonresidential buildings	63,515	62,727
Hotels and other traveler accommodations	58,157	47,846
Construction and related industries	17,530	9,754
Wholesale and retail trade	14,575	12,589
Lessors of mini warehouses and self-storage units	13,959	11,255
Car washes	10,792	-
Healthcare and social assistance	10,206	9,603
Lessors of other real estate property	9,778	10,782
Bars and restaurants	5,565	3,853
Other real estate rental and leasing	4,877	7,473
Other	54,556	45,956
Total CRE non-owner occupied	414,623	346,480

Owner occupied:
Office space	40,657	36,457
Real estate leasing activities	28,998	28,140
Automotive related	22,241	23,974
Healthcare and social assistance	21,564	23,333
Bars and restaurants	14,954	12,500
Hospitality industry related	14,756	6,035
Wholesale and retail trade	13,861	4,138
Construction and related	11,840	9,123
Other	25,197	50,205
Total CRE owner occupied	194,068	193,905
Deferred loan fees	-	(1,315)
Total commercial real estate	$608,691	$539,070

(1) Deferred loan fees, net included in individual loan categories above for the year ended December 31, 2023.

Loan Maturities. The following table sets forth the estimated maturity of the loan portfolio of the Bank at December 31, 2023. Balances exclude deferred loan fees and allowance for credit losses. Scheduled principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of a loan is typically substantially less than its contractual terms because of prepayments. In addition, due on sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, the borrower sells the real property, subject to the mortgage, and the loan is not paid off. All mortgage loans are shown to be maturing based on the date of the last payment required by the loan agreement, except as noted.

Loans having no stated maturity, those without a scheduled payment, demand loans and matured loans, are shown as due within six months.

	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total

Total residential 1-4 family (1)	$36,220	$13,180	$24,665	$125,947	$200,012
Total commercial real estate	72,612	34,672	186,346	615,783	909,413
Home equity	4,826	28,637	52,288	1,181	86,932
Consumer	2,071	19,881	7,799	374	30,125
Total Commercial	89,461	83,978	77,324	7,244	258,007
Total loans (1)	$205,190	$180,348	$348,422	$750,529	$1,484,489

(1) Excludes loans held-for-sale

The following table includes loans by fixed or adjustable rates at December 31, 2023:

	Fixed	Adjustable	Total
	(Dollars in Thousands)
Due after December 31, 2023
Total residential 1-4 family (1)	$43,207	$120,585	$163,792
Total commercial real estate	145,412	691,389	836,801
Home equity	5,694	76,412	82,106
Consumer	26,656	1,398	28,054
Total commercial	98,049	70,497	168,546
Total due after December 31, 2023	319,018	960,281	1,279,299

Due in less than one year	109,140	96,050	205,190

Total loans (1)	$428,158	$1,056,331	$1,484,489

Percent of total	28.84%	71.16%	100.00%

(1) Excludes loans held-for-sale

Delinquent Loans. The following table provides information regarding the Bank’s delinquent loans:

	December 31, 2023
	30-89 Days			90 Days and Greater
	Number	Amount	Percentage of Total	Number	Amount	Percentage of Total
	(Dollars in Thousands)			(Dollars in Thousands)
Loan type:
Real estate loans:
Residential 1-4 family	3	$305	16.74%	-	$-	0.00%
Commercial real estate	1	697	38.28	-	-	0.00
Commercial construction and development	1	194	10.65	-	-	0.00
Farmland	1	404	22.19	1	26	100.00
Other loans:
Home equity	1	32	1.76	-	-	0.00
Consumer	57	115	6.32	-	-	0.00
Agricultural	2	74	4.06			0.00
Total	66	$1,821	100.00%	1	$26	100.00%

Nonperforming Assets. The following table sets forth information regarding nonperforming assets:

	December 31,
	2023	2022	2021	2020	2019
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential 1-4 family	$297	$483	$616	$684	$618
Residential 1-4 family construction	757	-	337	337	337
Commercial real estate	340	350	497	631	583
Commercial construction and development	-	-	-	36	50
Farmland	3,716	143	989	2,245	323
Other loans:
Home equity	182	96	100	94	78
Consumer	60	25	62	151	156
Commercial	27	44	516	537	750
Agricultural	3,016	1,059	1,718	1,542	499
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	-	330	-	34	4
Residential 1-4 family construction	-	-	-	170	-
Farmland	26	-	-	-	-
Other loans:
Commercial	-	746	-	6	-
Agricultural	-	-	-	182	1,805
Restructured loans	-	4,502	2,224	1,824	247
Total nonperforming loans	8,421	7,778	7,059	8,473	5,450
Real estate owned and other repossessed property, net	5	-	4	25	26
Total nonperforming assets	$8,426	$7,778	$7,063	$8,498	$5,476

Total nonperforming loans to total loans	0.57%	0.57%	0.76%	1.00%	0.70%
Total nonperforming loans to total assets	0.41%	0.40%	0.49%	0.67%	0.52%
Total nonaccrual loans to total loans	0.57%	0.24%	0.59%	0.74%	0.47%
Total nonperforming assets to total assets	0.41%	0.40%	0.49%	0.68%	0.52%

Nonaccrual loans as of December 31, 2023 and 2022 include $1,681,000 and $694,000, respectively of acquired loans that deteriorated subsequent to the acquisition date.

During the year ended December 31, 2023, the Bank had one real estate owned and other repossessed asset. There were no subsequent write-downs on real estate owned or other repossessed assets during the year ended December 31, 2023. During the year ended December 31, 2022, the Bank sold three real estate owned and other repossessed assets resulting in a net gain of $185,000. There was one subsequent write-up on real estate owned and other repossessed assets for a gain of $18,000 during the year ended December 31, 2022.

Management, in compliance with regulatory guidelines, conducts an internal loan review program, whereby loans are placed or classified in categories depending upon the level of risk of nonpayment or loss. These categories are special mention, substandard, doubtful or loss. Management utilizes relevant available information to establish an allowance for credit losses on loans. The allowance is measured on a collective pool basis when similar risk characteristics exist. Loans considered to have different risk characteristics that do not fall within any pool will be analyzed individually on a quarterly basis for potential individual reserve requirements. Collateral-dependent loans and nonperforming loans will generally be evaluated individually.

Management’s evaluation of classification of assets and adequacy of the allowance for credit losses is reviewed by the Board on a regular basis and by regulatory agencies as part of their examination process. We also utilize a third-party review as part of our loan classification process. In addition, on an annual basis or more often if needed, the Company formally reviews the ratings of all commercial real estate, real estate construction, and commercial business loans that have a principal balance of $750,000 or more.

The following table reflects our classified assets:

	December 31, 2023
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$155,235	$1,168	$175	$-	$156,578
Residential 1-4 family construction	42,677	-	757	-	43,434
Commercial real estate	600,492	7,860	339	-	608,691
Commercial construction and development	156,056	2,076	-	-	158,132
Farmland	140,848	-	1,742	-	142,590
Other loans:
Home equity	86,735	-	197	-	86,932
Consumer	30,038	18	69	-	30,125
Commercial	129,644	3,006	59	-	132,709
Agricultural	123,542	-	1,756	-	125,298
Total loans	1,465,267	14,128	5,094	-	1,484,489

Real estate owned/repossessed property, net					5

					$1,484,494

	December 31, 2022
	Special
	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$515	$353	$-	$-	$868
Residential 1-4 family construction	-	-	-	-	-
Commercial real estate	16,833	1,732	-	-	18,565
Commercial construction and development	1,044	-	-	-	1,044
Farmland	2,232	2,456	-	-	4,688
Other loans:
Home equity	-	124	-	-	124
Consumer	10	39	-	-	49
Commercial	1,476	736	8	-	2,220
Agricultural	311	2,182	102	-	2,595
Total loans	22,421	7,622	110	-	30,153

Real estate owned/repossessed property, net					-

					$30,153

Allowance for Credit Losses. The Bank segregates its loan portfolio for credit losses into the following broad categories: residential 1-4 family, commercial real estate, home equity, consumer and commercial. The Bank provides for a general allowance for expected losses in the portfolio in the categories referenced above. General loss percentages which are calculated based on historical analyses and other factors such as volume and severity of delinquencies, local and national economy, underwriting standards and other factors. This portion of the allowance is calculated for expected losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is subjective in nature and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and nonaccruals; trends in volume; terms and portfolio mix; new credit products; changes in lending policies and procedures; and changes in the outlook for the local and national economy.

At least quarterly, the management of the Bank evaluates the need to establish an allowance for credit losses on specific loans when a finding is made that a loss is estimable and probable. Such evaluation includes a review of all loans for which full collectability may not be reasonably assured and considers, among other matters: the estimated market value of the underlying collateral of problem loans; prior loss experience; economic conditions; and overall portfolio quality.

Provisions for, or adjustments to, estimated losses are included in earnings in the period they are established. At December 31, 2023, we had $16.44 million in allowance for credit losses. At December 31, 2022, we had $14.00 million in allowance for loan losses.

While we believe we have established our existing allowance for credit losses in accordance with generally accepted accounting principles, there can be no assurance that bank regulators, in reviewing our loan portfolio, will not request that we significantly increase our allowance for credit losses, or that general economic conditions, a deteriorating real estate market, or other factors will not cause us to significantly increase our allowance for credit losses, therefore negatively affecting our financial condition and earnings.

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

The following table includes information for allowance for credit losses:

	Years Ended
	December 31,
	2023	2022	2021
	(Dollars in Thousands)

Beginning balance	$14,000	$12,500	$11,600
Impact of adopting ASC 326	700	-	-

Provision for credit losses	1,666	2,001	861
Charge-offs
Residential 1-4 Family	-	(199)	-
Commercial real estate	-	-	(35)
Home equity	-	(32)	-
Consumer	(50)	(31)	(16)
Commercial	(129)	(299)	(6)
Recoveries
Residential 1-4 Family	195	4	-
Commercial real estate	23	30	21
Home equity	13	-	-
Consumer	3	4	8
Commercial	19	22	67
Net loan charge-offs (recoveries)	74	(501)	39

Ending balance	$16,440	$14,000	$12,500

Allowance for credit losses to total loans excluding loans held-for-sale	1.11%	1.03%	1.34%
Allowance for credit losses to total nonperforming loans	195.23%	179.99%	177.08%
Allowance for credit losses to nonaccrual loans	249.96%	424.50%	199.23%
Net charge-offs (recoveries) to average loans outstanding during the period	0.01%	-0.04%	0.00%

Net charge-offs to average loans outstanding for each loan category are considered insignificant for the periods presented in the table above.

The following table presents allocation of the allowance for credit losses by loan category and the percentage of loans in each category to total loans:

	December 31,
	2023			2022			2021
	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Residential 1-4 family	$1,866	11.35%	13.48%	$1,472	10.51%	14.44%	$1,596	12.77%	15.70%
Commercial real estate	10,691	65.03	61.25	9,037	64.55	60.97	7,470	59.76	60.97
Total real estate loans	12,557	76.38	74.73	10,509	75.06	75.41	9,066	72.53	76.67

Other loans:
Home equity	540	3.28	5.86	509	3.64	5.48	533	4.26	5.54
Consumer	304	1.85	2.03	342	2.44	2.04	365	2.92	1.97
Commercial	3,039	18.49	17.38	2,640	18.86	17.07	2,536	20.29	15.82
Total other loans	3,883	23.62	25.27	3,491	24.94	24.59	3,434	27.47	23.33

Total	$16,440	100.00%	100.00%	$14,000	100.00%	100.00%	$12,500	100.00%	100.00%

Deposits and Other Sources of Funds

Deposits. Deposits are the Company’s primary source of funds. Core deposits are deposits that are more stable and somewhat less sensitive to rate changes. They also represent a lower cost source of funds than rate sensitive, more volatile accounts such as certificates of deposit. We believe that our core deposits are checking, savings, money market and IRA accounts. Based on our historical experience, we include IRA accounts funded by certificates of deposit as core deposits because they exhibit the principal features of core deposits in that they are stable and generally are not rate sensitive. Core deposits were $1.21 billion or 74.2% of the Bank’s total deposits at December 31, 2023 ($1.19 billion or 72.8% excluding IRA certificates of deposit). The presence of a high percentage of core deposits and, in particular, transaction accounts reflects in part due to our strategy to restructure our liabilities to more closely resemble the lower cost of liabilities of a commercial bank. However, a significant portion of our deposits is in certificate of deposit form and there was growth in this area during 2023. This shift to certificate of deposits has added to our overall cost of funds and could continue to in the future.

The following table includes deposit accounts and associated weighted average interest rates for each category of deposits:

	December 31,
	2023			2022			2021
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
	Amount	of Total	Rate	Amount	of Total	Rate	Amount	of Total	Rate
	(Dollars in Thousands)
Noninterest checking	$418,727	25.61%	0.00%	$468,955	28.68%	0.00%	$368,846	30.16%	0.00%
Interest-bearing checking	211,101	12.91	0.05	252,922	15.47	0.11	203,410	16.64	0.02
Savings	230,711	14.11	0.06	273,790	16.74	0.06	223,069	18.25	0.06
Money market	330,274	20.20	1.66	387,947	23.7	1.12	277,469	22.7	0.25
Total	1,190,813	72.83	0.40	1,383,614	84.61	0.34	1,072,794	87.75	0.08
Certificates of deposit accounts:
IRA certificates	22,960	1.40	0.75	24,907	1.52	0.48	25,333	2.07	0.44
Brokered certificates	72,168	4.41	5.28	-	0.00	0.00	-	0.00	0.00
Other certificates	349,254	21.36	4.04	226,751	13.87	1.51	134,422	10.18	0.38
Total certificates of deposit	444,382	27.17	4.08	251,658	15.39	1.41	149,755	12.25	0.39
Total deposits	$1,635,195	100.00%	1.45%	$1,635,272	100.00%	0.50%	$1,222,549	100.00%	0.12%

Overall deposits remained consistent year over year at $1.64 billion. Certificates of deposits increased $192.72 million and includes $72.17 million in brokered certificates. All other categories of deposits decreased as follows: money market decreased by $57.67 million, noninterest checking decreased by $50.23 million, savings decreased $43.08 million and interest-bearing checking decreased $41.82 million. There was migration during the year from lower yielding deposit accounts to certificates of deposit as consumers shifted funds to higher yielding deposits.

At December 31, 2023 and 2022, the Company held $618.78 million and $642.02 million, respectively, in deposit accounts that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") requirements of $250,000 and greater. However, the estimated amount of uninsured deposits was approximately $275.00 million or 17% of total deposits at December 31, 2023 considering other factors such as joint accounts, deposits collateralized by Bank securities and deposit sharing programs like Intrafi Cash Service.

The following table shows the amount of certificates of deposit with balances of $250,000 and greater by time remaining until maturity as of December 31, 2023:

Balance
$250,000
and Greater
(In Thousands)
3 months or less	$104,172
Over 3 to 6 months	39,107
Over 6 to 12 months	33,343
Over 12 months	3,988
Total	$180,610

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

Advances from FHLB and other borrowings increased by $106.35 million to $175.74 million at December 31, 2023 from $69.39 million at December 31, 2022. The increase was related to funding loan growth. The weighted average rate for borrowings was 5.48% as of December 31, 2023, compared to 4.52% at December 31, 2022.

Other Long-Term Debt. The following table summarizes other long-term debt activity:

	December 31,		December 31,
	2023		2022
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Subordinated debentures fixed at 5.50% to floating, due 2030	$14,781	$25.05	$14,751	$25.07
Subordinated debentures fixed at 3.50% to floating, due 2032	39,063	66.21	38,938	66.17
Subordinated debentures variable at 3-Month Secured Overnight Financing Rate plus 1.68%, due 2035	5,155	8.74	5,155	8.76
Total other long-term debt, net	$58,999	100.00%	$58,844	100.00%

Total other long-term debt was $59.00 million at December 31, 2023 compared to $58.84 million at December 31, 2022.

Shareholders’ Equity

Total shareholders’ equity increased by $10.85 million or 6.8%, to $169.27 million at December 31, 2023 from $158.42 million at December 31, 2022. This increase was primarily the result of net income of $10.06 million and other comprehensive income of $6.41 million. These increases were partially offset by dividends paid of $4.44 million and a net of tax cumulative adjustment of $1.62 million related to the adoption of the CECL standard.

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

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	Average	Interest		Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$328,533	$11,376	3.46%	$336,779	$8,579	2.55%	$215,978	$4,238	1.96%
FHLB and FRB stock	12,851	727	5.66	6,369	302	4.74	4,831	255	5.28
Loans receivable(1)	1,436,672	79,423	5.53	1,194,788	60,353	5.05	914,804	45,134	4.93
Other earning assets	2,671	89	3.33	34,170	228	0.67	74,102	120	0.16
Total interest earning assets	1,780,727	91,615	5.14	1,572,106	69,462	4.42	1,209,715	49,747	4.11
Noninterest earning assets	234,859			196,813			147,534
Total assets	$2,015,586			$1,768,919			$1,357,249

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$237,006	$595	0.25%	$244,208	$173	0.07%	$190,645	$47	0.02%
Savings	238,695	146	0.06	269,033	128	0.05	198,648	117	0.06
Money market	331,199	5,548	1.68	358,122	1,711	0.48	244,113	545	0.22
Certificates of deposit	357,573	11,568	3.24	188,954	1,112	0.59	158,959	765	0.48
FHLB advances and other borrowings	159,667	8,562	5.36	14,627	514	3.51	9,411	175	1.86
Other long-term debt	58,930	2,719	4.61	59,807	2,512	4.2	29,834	1,558	5.22
Total interest-bearing liabilities	1,383,070	29,138	2.11	1,134,751	6,150	0.54	831,610	3,207	0.39
Noninterest checking	439,388			453,841			346,243
Other noninterest-bearing liabilities	34,321			24,672			22,382
Total liabilities	1,856,779			1,613,264			1,200,235

Total equity	158,807			155,655			157,014

Total liabilities and equity	$2,015,586			$1,768,919			$1,357,249
Net interest income/interest rate spread(2)		$62,477	3.04%		$63,312	3.88%		$46,540	3.72%

Net interest margin(3)			3.51%			4.03%			3.85%
Total interest earning assets to interest-bearing liabilities			128.75%			138.54%			145.47%

(1)   Includes loans held-for-sale.

(2)   Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(3)   Net interest margin represents income before the provision for credit losses (for year ended December 31, 2023) or provision for loan losses (for the year ended December 31, 2022) divided by average interest-earning assets.

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

	Year Ended December 31, 2023			Year Ended December 31, 2022
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$(210)	$3,007	$2,797	$2,370	$1,971	$4,341
FHLB and FRB stock	307	118	425	81	(34)	47
Loans receivable(1)	12,218	6,852	19,070	13,814	1,405	15,219
Other earning assets	(210)	71	(139)	(65)	173	108
Total interest earning assets	12,105	10,048	22,153	16,200	3,515	19,715

Interest-bearing liabilities:
Checking	(5)	427	422	13	113	126
Savings	(14)	32	18	41	(30)	11
Money market	(129)	3,966	3,837	255	911	1,166
Certificates of deposit	992	9,464	10,456	144	203	347
FHLB advances and other borrowings	5,097	2,951	8,048	97	242	339
Other long-term debt	(37)	244	207	1,565	(611)	954
Total interest-bearing liabilities	5,904	17,084	22,988	2,115	828	2,943

Change in net interest income	$6,201	$(7,036)	$(835)	$14,085	$2,687	$16,772

(1)     Includes loans held-for-sale.

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2023 and 2022

Net Income

Eagle’s net income for the year ended December 31, 2023 was $10.06 million compared to $10.70 million for the year ended December 31, 2022. The decrease of $645,000 of 6.0% was driven by a decrease in noninterest income of $3.50 million. This decrease was largely offset by a decrease in noninterest expense of $1.59 million and a decrease in provision for income taxes of $1.55 million. Basic and diluted earnings per common share were both $1.29 for the year ended December 31, 2023. Basic and diluted earnings per common share were both $1.45 for the prior period.

Net Interest Income

Net interest income decreased slightly to $62.48 million for the year ended December 31, 2023, from $63.31 million for the year ended December 31, 2022. This decrease of $835,000, or 1.3%, was primarily the result of an increase in interest expense of $22.99 million largely offset by an increase in interest and dividend income of $22.16 million.

Interest and Dividend Income

Interest and dividend income was $91.62 million for the year ended December 31, 2023, compared to $69.46 million for the year ended December 31, 2022, an increase of $22.16 million, or 31.9%. Interest and fees on loans increased to $79.42 million for the year ended December 31, 2023 from $60.35 million for the same period ended December 31, 2022. This increase of $19.07 million, or 31.6%, was due in part to an increase in the average balance of loans. Average balances for loans receivable, including loans held-for-sale, for the year ended December 31, 2023 were $1.44 billion, compared to $1.19 billion for the year ended December 31, 2022. This represents an increase of $241.88 million, or 20.2%. In addition, the average interest rate earned on loans receivable increased by 48 basis points, from 5.05% for the year ended December 31, 2022, to 5.53% for the year ended December 31, 2023. Interest accretion on purchased loans was $1.01 million for the year ended December 31, 2023, which resulted in a 6 basis point increase in net interest margin compared to $1.56 million for the year ended December 31, 2022, which resulted in a 10 basis point increase in net interest margin. Interest on investment securities available-for-sale increased by $2.80 million or 32.6% period over period. This was driven by an increase in average interest rates earned on investments from 2.55% for the year ended December 31, 2022, to 3.46% for the year ended December 31, 2023. Average balances for investments decreased modestly from $336.78 million for the year ended December 31, 2022, to $328.53 million for the year ended December 31, 2023.

Interest Expense

Total interest expense was $29.14 million for the year ended December 31, 2023, increasing from $6.15 million for the year ended December 31, 2022. The increase of $22.99 million, was due to an increase of $14.74 million in interest expense on deposits and a net increase of $8.26 million in interest expense on total borrowings. The overall average rate on total deposits was 1.11% for the year ended December 31, 2023, compared to 0.21% for the year ended December 31, 2022. In addition, the average balance for total deposits was $1.60 billion for the year ended December 31, 2023, compared to $1.51 billion for the year ended December 31, 2022. The average balance for total borrowings increased from $74.43 million for the year ended December 31, 2022 to $218.60 million for the year ended December 31, 2023. The increase was due to FHLB advances and other borrowings being deployed to fund loan growth. The average rate paid on total borrowings also increased from 4.07% for the year ended December 31, 2022, to 5.16% for the year ended December 31, 2023 due to FHLB advances and other borrowings.

Provision for Credit Losses

Provision for credit losses was $1.46 million for the year ended December 31, 2023, compared to $2.00 million in loan loss provisions, prior to the adoption of the Current Expected Credit Losses standard, for the year ended December 31, 2022. The provision for credit losses for the year ended December 31, 2023 includes a provision for credit losses on loans of $1.67 million and a decrease in the provision for unfunded commitments of $210,000.

Noninterest Income

Total noninterest income was $22.72 million for the year ended December 31, 2023, compared to $26.22 million for the year ended December 31, 2022. The decrease of $3.50 million, or 13.3% was primarily due to a decrease in a mortgage banking, net of $4.52 million for the year ended December 31, 2023. Mortgage banking, net includes net gain on sale of mortgage loans which decreased $7.21 million to $11.40 million for the year ended December 31, 2023, compared to $18.61 million for the year ended December 31, 2022. During the year ended December 31, 2023, $344.31 million residential mortgage loans were sold compared to $551.02 million in the prior year. Gross margin on sale of mortgage loans remained relatively consistent year over year. Gross margin was 3.31% for the year ended December 31, 2023 compared to 3.38% for the year ended December 31, 2022. Mortgage banking, net also includes the impact of fair value changes of loans held-for sale and derivatives. The net change in fair value of loans held-for-sale and derivatives was a gain of $194,000 million for the year ended December 31, 2023 compared to a loss of $1.84 million for the year ended December 31, 2022.

Noninterest Expense

Noninterest expense was $72.09 million for the year ended December 31, 2023, compared to $73.68 million for the year ended December 31, 2022, a decrease of $1.59 million, or 2.2%. The largest driver of the decrease was acquisition costs of $2.30 million incurred during the year ended December 31, 2022 related to the completed merger with FCB. In addition, salaries and employee benefits decreased $1.55 million due to lower commissions paid on residential mortgage originations.

Provision for Income Taxes

Provision for income taxes was $1.60 million for the year ended December 31, 2023, compared to $3.15 million for the year ended December 31, 2022 due to the increase in proportion of tax-exempt income compared to pretax earnings. In addition, during the year ended December 31, 2023, the Company recorded tax credits and other tax benefits related to Low-Income Housing Tax Credit ("LIHTC") projects. The effective tax rate was 13.7% for the year ended December 31, 2023 compared to 22.7% for the prior year.

Liquidity and Capital Resources

Liquidity

The Bank is required by regulation to maintain sufficient levels of liquidity for safety and soundness purposes. Appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of December 31, 2023 and 2022.

The Company’s primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments, funds provided from operations, advances from the FHLB of Des Moines and other borrowings. Scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are generally predictable. However, other sources of funds, such as deposit flows and loan prepayments, can be greatly influenced by the general level of interest rates, economic conditions and competition. The Company uses liquidity resources principally to fund existing and future loan commitments. It also uses them to fund maturing certificates of deposit and demand deposit withdrawals, for investment purposes, to meet operating expenses and capital expenditures, for dividend payments, for stock repurchases and to maintain adequate liquidity levels.

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable based in part on Eagle’s commitments to make loans and management’s assessment of Eagle’s ability to generate funds.

The Bank's available borrowing capacity was approximately $398.50 million as of December 31, 2023 and $419.20 million as of December 31, 2022.

	December 31,		December 31,
	2023		2022
	Borrowings	Remaining Borrowing	Borrowings	Remaining Borrowing
	Outstanding	Capacity	Outstanding	Capacity
	(Dollars in Thousands)
Federal Home Loan Bank advances	$175,737	$266,017	$69,394	$296,200
Federal Reserve Bank discount window	-	32,472	-	38,000
Correspondent bank lines of credit	-	100,000	-	85,000
Total	$175,737	$398,489	$69,394	$419,200

During the first quarter of 2023, the FRB offered a new Bank Term Funding Program ("BTFP") for eligible depository institutions. The BTFP offers loans of up to one year in length to institutions pledging collateral eligible for purchase by FRB such as U.S. treasuries, agency securities, and mortgage-backed securities. These assets are valued at par. The Company did not utilize the program during 2023; however, this is another available funding source.

Brokered deposits are another source of funding the Bank may utilize from time to time. As of December 31, 2023, the Bank had $72.17 million in brokered certificates and $5.3 million in brokered money market deposits. As of December 31, 2022, the Bank had no brokered certificates and $5.3 million in brokered money market deposits. Policy limits for brokered deposits are set at 10% of assets.

In addition to Bank level liquidity management, Eagle must manage liquidity at the parent company level for various operating needs, including the servicing of debt, the payment of dividends on our common stock, share repurchases, payment of general corporate expense, and potential capital infusions into subsidiaries. The primary source of liquidity for Eagle consists of dividends from the Bank, which is governed by certain rules and regulations of the Montana Division of Banking and Financial Institutions and the Federal Reserve, and access to capital markets. Eagle also has a line of credit with a correspondent bank, which was increased from $10.00 million to $15.00 million as of October 30, 2023. There was no outstanding balance for this line of credit at December 31, 2023 or December 31, 2022. Eagle's ability to receive dividends from the Bank in future periods will depend on several factors, including, without limitation, the Bank's future profits, asset quality, liquidity, and overall condition. In addition, both the Montana Division of Banking and Financial Institutions and Federal Reserve may require approval to pay dividends, based on certain regulatory statutes and limitations.

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

Comparison of Cash Flow for Years Ended December 31, 2023 and 2022

Net cash provided by the Company’s operating activities, which is primarily comprised of cash transactions affecting net income, was $9.35 million for the year ended December 31, 2023 compared to $41.91 million for the prior year. Net cash provided by operating activities was lower for the year ended December 31, 2023 primarily due to changes in loans held-for-sale activity. Mortgage volumes have been impacted by the current interest rate environment.

Net cash used in the Company’s investing activities, which is primarily comprised of cash transactions related to activity in the loan portfolio and investment securities, was $108.21 million for the year ended December 31, 2023 compared to $235.04 million for the year ended December 31, 2022. Net cash used in investing activities for the year ended December 31, 2023, was impacted by loan originations being higher than loan pay-off and principal payments during the year. Loan origination and principal collection, net was $130.74 million for the year ended December 31, 2023. Pay-off activity has slowed with current interest rate levels. Available-for-sale securities sales and maturities, principal payments and calls were $66.72 million for the year ended December 31, 2023. A portion of the proceeds were used to purchase additional available-for-sale securities totaling $28.13 million. Net cash used in investing activities for the year ended December 31, 2022 was due in part to loan originations being higher than loan pay-off and principal payments during the year. Loan origination and principal collection, net was $234.26 million for the year ended December 31, 2022. In addition, available-for-sale securities purchases were $77.07 million during the year ended December 31, 2022, more than offset by available-for sale securities sales and maturities, principal payments and calls of $82.95 million. Investing activities was also impacted by net cash received from acquisitions of $13.40 million.

Net cash provided by the Company’s financing activities was $101.59 million for the year ended December 31, 2023 compared to $153.51 million for the year ended December 31, 2022. Net cash provided by financing activities for the year ended December 31, 2023 was driven by borrowings of $106.34 million utilized to fund continued loan growth. Net cash provided by financing activities for the year ended December 31, 2022 was largely impacted by a net increase in deposits of $91.62 million. In addition, net short-term advances from FHLB and other borrowings increased by $69.39 million and subordinated debentures of $40.00 million were issued. These increases were partially offset by a net decrease in repurchase agreements of $22.85 million and the repayment of $10.00 million of subordinated debentures.

Capital Resources

At December 31, 2023, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200-basis point rise in interest rates scenario, decreased the economic value of equity (“EVE”) by 1.3% compared to an decrease of 12.6% at December 31, 2022. The Bank is within the guidelines set forth by the Board of Directors for interest rate sensitivity.

The Bank’s Tier 1 leverage ratio, as measured under State of Montana and FRB rules, decreased from 9.82% as of December 31, 2022 to 9.75% as of December 31, 2023. The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

As of December 31, 2023, the Company’s regulatory capital was in excess of all applicable regulatory requirements and is deemed “well capitalized” pursuant to State of Montana and FRB rules. At December 31, 2023, the Bank’s total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios amounted to 13.01%, 11.96%, 11.96% and 9.75%, respectively, compared to regulatory requirements of 10.50%, 8.50%, 7.00% and 4.00%, respectively.

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

The following table includes the Bank's net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity
Interest Rates	As of December 31, 2023		Policy
(Basis Points)	Year 1	Year 2	Limits

+200	-8.4%	6.3%	-15.0%
+100	-3.8%	9.0%	-10.0%
-100	4.0%	12.0%	-10.0%
-200	7.7%	12.6%	-15.0%

The following table discloses how the Bank’s economic value of equity (“EVE”) would react to interest rate changes.

Changes in Market	EVE as a % Change from 0 Shock
Interest Rates	As of December 31, 2023	Board Policy
(Basis Points)	Projected EVE	Limit
		Maximum % change:
+400	-3.1%	-40.0%
+300	-1.9%	-35.0%
+200	-1.3%	-30.0%
+100	0.4%	-20.0%
0	0.0%	0.0%
-100	-3.1%	-20.0%

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

Commitments are summarized as follows:

	December 31,
	2023	2022
	(In Thousands)
Commitments to extend credit	$271,552	$367,494
Letters of credit	9,457	10,563

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item has been omitted based on Eagle’s status as a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Eagle’s audited consolidated financial statements, notes thereto, and auditor’s reports are found immediately following Part III of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of December 31, 2023, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of December 31, 2023, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Based on this assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2023 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Adoption or Termination of Trading Arrangements by Directors and Executive Officers.

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION.

Not applicable.

PART III

Except as provided below, the information required by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our year ended December 31, 2023.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our directors may be found under the caption “Proposal I – Election of Directors” in our Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”). The information in the Proxy Statement set forth under the captions of “Board Attendance and Committees,” “Board Leadership Structure,” “The Board’s Role in Risk Oversight” and “Code of Ethics” is incorporated herein by reference.

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

The following documents are filed as part of this report: The audited Consolidated Statements of Financial Condition of Eagle Bancorp Montana, Inc. and subsidiaries as of December 31, 2023 and 2022 and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the years then ended, together with the related notes and Report of Independent Registered Public Accounting Firm.

(2)	Schedules omitted as they are not applicable.

(3)	Exhibits.

Exhibits 10.1 through 10.16 and 10.23 through 10.36 are management contracts or compensatory plans or arrangements.

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

10.30	Salary Continuation Agreement between Opportunity Bank of Montana and Linda Chilton (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on November 5, 2020).

10.31	2020 Non-Employee Director Award Plan (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on May 11, 2020).

10.32	Amendment No. 1 to the 2020 Non-Employee Director Award Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 26, 2023).

10.33	Salary Continuation Agreement between Opportunity Bank of Montana and Alana Binde (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on November 4, 2022).

10.34	Salary Continuation Agreement between Opportunity Bank of Montana and Miranda Spaulding (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on November 9, 2022).

10.35	Deferred Compensation Agreement between Eagle Bancorp Montana, Inc. and Peter J. Johnson (incorporated by reference to Exhibit 10.34 of our Annual Report on Form 10-K filed on March 8, 2023).

10.36	Employment Agreement, effective as of May 25, 2023, among Laura F. Clark, Eagle Bancorp Montana, Inc., and Opportunity Bank of Montana (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 1, 2023).

21.1	Subsidiaries of Registrant.

23.1	Consent of Moss Adams LLP.

31.1	Certification by Laura F. Clark, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

97.1	Eagle Bancorp Montana, Inc. Clawback Policy

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
March 6, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Laura F. Clark	President and Chief Executive Officer	March 6, 2024
Laura F. Clark	Director (Principal Executive Officer)

/s/ Miranda J. Spaulding	Chief Financial Officer	March 6, 2024
Miranda J. Spaulding	(Principal Financial Officer and Principal Accounting Officer)

/s/ Rick F. Hays	Chairman	March 6, 2024
Rick F. Hays

/s/ Thomas J. McCarvel	Vice Chairman	March 6, 2024
Thomas J. McCarvel

/s/ Peter J. Johnson	Director	March 6, 2024
Peter J. Johnson

/s/ Maureen J. Rude	Director	March 6, 2024
Maureen J. Rude

/s/ Shavon R. Cape	Director	March 6, 2024
Shavon R. Cape

/s/ Tanya J. Chemodurow	Director	March 6, 2024
Tanya J. Chemodurow

/s/ Kenneth M. Walsh	Director	March 6, 2024
Kenneth M. Walsh

/s/ Corey Jensen	Director	March 6, 2024
Corey Jensen

/s/ Benjamin G. Ruddy	Director	March 6, 2024
Benjamin G. Ruddy

/s/ Cynthia A. Utterback	Director	March 6, 2024
Cynthia A. Utterback

/s/ Samuel D. Waters	Director	March 6, 2024
Samuel D. Waters

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2023 and 2022

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Eagle Bancorp Montana, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Eagle Bancorp Montana, Inc. (and subsidiaries) (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the allowance for credit losses as of January 1, 2023 due to the adoption of Accounting Standards Update No. 2016-13, which established Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Qualitative Factors

As described in Note 4 to the consolidated financial statements, the Company’s allowance for credit losses (ACL) on loans was $16.4 million at December 31, 2023. The ACL on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL on loans is measured on a collective pool basis when similar risk characteristics exist. The Company utilizes the Weighted Average Remaining Maturity (WARM) methodology, which applies historical loss rates over the estimated remaining life of each loan pool. Modeled expected losses are adjusted to reflect current economic conditions and reasonable and supportable forecasts through the use of quantitative models and qualitative factors. Loans considered to have different risk characteristics that do not fall within any pool are analyzed individually.

We identified management’s estimation of qualitative factors used to adjust the modeled expected losses as a critical audit matter.   The estimation of these factors, based on management’s evaluation of available internal and external data, is subjective in nature and requires significant judgment by management. Auditing management’s judgments regarding the determination of qualitative factors applied to the ACL on loans involves a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

●

Testing the methodology used in the ACL calculation and evaluating whether the qualitative factors used in the calculation are supported by management’s analysis, including testing the key underlying information utilized by management; or by performing an independent analysis of significant assumptions;

●	Testing the mathematical accuracy of the ACL calculation and the application of the qualitative factors within the calculation;

●	Developing an independent expectation of the ACL using a combination of internal and external data and comparing the expected balance to the Company’s recorded amounts.

Goodwill Impairment

As described in Note 1 to the consolidated financial statements, the Company’s goodwill balance was $34.7 million as of December 31, 2023. The Company assesses goodwill for impairment annually, or more often if events or circumstances indicate there may be impairment. During the year ended December 31, 2023, the Company identified a triggering event and performed an interim impairment test as of August 31, 2023 in addition to its annual impairment test as of October 31, 2023. The impairment tests did not result in any goodwill impairment for the year ended December 31, 2023.

We identified the goodwill impairment tests performed during the period as a critical audit matter. The determination of the fair value of the Company’s reporting unit requires management to make significant assumptions that are subject to estimation uncertainty. The performance of audit procedures related to management’s estimates for the interim and annual impairment tests required extensive audit effort, including the use of personnel with specialized skill and knowledge pertaining to valuation techniques. Additionally, the evaluation of audit evidence of more sensitive assumptions required especially challenging and subjective auditor judgment, including those assumptions underlying the projections of future cash flows utilized in the income approach.

The primary procedures we performed to address this critical audit matter included:

●

With the assistance of our valuation specialist, (1) testing the reasonableness of the methods and certain key assumptions used and (2) performing a shadow calculation to recreate the results of the valuation model;

●	Evaluating the relative weight assigned to the valuations indicated by the market and income approaches;

●	Validating the completeness, accuracy, and reliability of underlying data used in our analysis;

●

Evaluating the reasonableness of the assumptions utilized by management in the determination of the estimated projected cash flows used in the income approach and the reasonableness of the selection of peer data utilized in the market approach.

/s/ Moss Adams LLP

Everett, Washington

March 6, 2024

We have served as the Company’s auditor since 2019.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

	December 31,
	2023	2022
ASSETS:
Cash and due from banks	$23,243	$19,321
Interest-bearing deposits in banks	1,302	2,490
Federal funds sold	-	-
Total cash and cash equivalents	24,545	21,811

Securities available-for-sale, at fair value (amortized cost of $345,355 and $385,275 at December 31, 2023 and December 31, 2022, respectively)	318,279	349,495
Federal Home Loan Bank ("FHLB") stock	9,191	5,089
Federal Reserve Bank ("FRB") stock	4,131	4,131
Mortgage loans held-for-sale, at fair value	11,432	8,250
Loans receivable, net of allowance for credit losses of $16,440 and $14,000 at December 31, 2023 and December 31, 2022, respectively (1)	1,468,049	1,339,678
Accrued interest and dividends receivable	12,485	11,284
Mortgage servicing rights, net	15,853	15,412
Assets held-for-sale, at fair value	-	1,305
Premises and equipment, net	94,282	84,323
Cash surrender value of life insurance, net	47,939	47,724
Goodwill	34,740	34,740
Core deposit intangible, net	5,880	7,459
Deferred tax asset, net	9,771	10,808
Other assets	19,089	6,875
Total assets	$2,075,666	$1,948,384

LIABILITIES:
Deposit accounts:
Noninterest-bearing	$418,727	$468,955
Interest-bearing	1,216,468	1,166,317
Total deposits	1,635,195	1,635,272

Accrued expenses and other liabilities	36,462	26,458
FHLB advances and other borrowings	175,737	69,394
Other long-term debt:
Principal amount	60,155	60,155
Unamortized debt issuance costs	(1,156)	(1,311)
Total other long-term debt, net	58,999	58,844

Total liabilities	1,906,393	1,789,968

COMMITMENTS AND CONTINGENCIES (NOTE 11)

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock ($0.01 par value; 20,000,000 shares authorized; 8,507,429 shares issued at December 31, 2023 and 2022 respectively; 8,016,784 and 8,006,033 shares outstanding at December 31, 2023 and 2022, respectively)	85	85
Additional paid-in capital	108,819	109,164
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(4,583)	(5,156)
Treasury stock, at cost (490,645 and 501,396 shares at December 31, 2023 and 2022, respectively)	(11,124)	(11,343)
Retained earnings	96,021	92,023
Accumulated other comprehensive loss, net of tax	(19,945)	(26,357)
Total shareholders' equity	169,273	158,416

Total liabilities and shareholders' equity	$2,075,666	$1,948,384

(1) Allowance for credit losses at December 31, 2023; allowance for loan losses at December 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except for Per Share Data)

	Years Ended
	December 31,
	2023	2022
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$79,423	$60,353
Securities available-for-sale	11,376	8,579
FHLB and FRB dividends	727	302
Other interest income	89	228
Total interest and dividend income	91,615	69,462

INTEREST EXPENSE:
Deposits	17,857	3,124
FHLB advances and other borrowings	8,562	514
Other long-term debt	2,719	2,512
Total interest expense	29,138	6,150

NET INTEREST INCOME	62,477	63,312

Provision for credit losses (1)	1,456	2,001

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	61,021	61,311

NONINTEREST INCOME:
Service charges on deposit accounts	1,757	1,668
Mortgage banking, net	14,970	19,489
Interchange and ATM fees	2,524	2,375
Appreciation in cash surrender value of life insurance	1,466	1,035
Net loss on sale of available-for-sale securities	(222)	(6)
Other noninterest income	2,227	1,659
Total noninterest income	22,722	26,220

NONINTEREST EXPENSE:
Salaries and employee benefits	42,973	44,521
Occupancy and equipment expense	8,072	7,601
Data processing	5,943	5,995
Advertising	1,375	1,419
Amortization	1,587	1,334
Loan costs	1,887	2,036
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	1,150	559
Professional and examination fees	1,922	1,469
Acquisition costs	-	2,296
Other noninterest expense	7,180	6,453
Total noninterest expense	72,089	73,683

INCOME BEFORE PROVISION FOR INCOME TAXES	11,654	13,848

Provision for income taxes	1,598	3,147

NET INCOME	$10,056	$10,701

BASIC EARNINGS PER COMMON SHARE	$1.29	$1.45

DILUTED EARNINGS PER COMMON SHARE	$1.29	$1.45

(1) Provision for credit losses for the year ended December 31, 2023; provision for loan losses for the year ended December 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Years Ended
	December 31,
	2023	2022

NET INCOME	$10,056	$10,701

OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS) BEFORE TAX:
Change in fair value of investment securities available-for-sale	8,482	(40,526)
Reclassification for net realized losses on investment securities available-for-sale	222	6
Total other comprehensive income (loss)	8,704	(40,520)

Income tax (provision) benefit related to securities available-for-sale	(2,292)	10,670

COMPREHENSIVE INCOME (LOSS)	$16,468	$(19,149)

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except for Per Share Data)

							Accumulated
			Additional	Unallocated			Other
	Preferred	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Stock	Earnings	(Loss) Income	Total

Balance at January 1, 2023	$-	$85	$109,164	$(5,156)	$(11,343)	$92,023	$(26,357)	$158,416
Net income	-	-	-	-	-	10,056	-	10,056
Impact of the adoption of ASC 326 Credit Losses						(1,616)		(1,616)
Other comprehensive income	-	-	-	-	-	-	6,412	6,412
Dividends paid ($0.555 per share)	-	-	-	-	-	(4,442)	-	(4,442)
Stock compensation expense	-	-	347	-	-	-	-	347
Treasury stock reissued for stock incentive plans (28,652 shares at $15.72 average cost per share)	-	-	(450)	-	450	-	-	-
ESOP shares allocated (23,990 shares)	-	-	(242)	573	-	-	-	331
Treasury stock purchased (17,901 shares at $12.89 average cost per share)	-	-	-	-	(231)	-	-	(231)
Balance at December 31, 2023	$-	$85	$108,819	$(4,583)	$(11,124)	$96,021	$(19,945)	$169,273

Balance at January 1, 2022	$-	$71	$80,832	$(5,729)	$(7,321)	$85,383	$3,493	$156,729
Net income	-	-	-	-	-	10,701	-	10,701
Other comprehensive loss	-	-	-	-	-	-	(29,850)	(29,850)
Dividends paid ($0.525 per share)	-	-	-	-	-	(4,061)	-	(4,061)
Stock issued in connection with First Community Bancorp, Inc. acquisition	-	14	28,337	-	-	-	-	28,351
Stock compensation expense	-	-	491	-	-	-	-	491
Treasury stock reissued for stock incentive plans (25,751 shares at $15.85 average cost per share)	-	-	(408)	-	408	-	-	-
ESOP shares allocated (23,990 shares)	-	-	(88)	573	-	-	-	485
Treasury stock purchased (211,125 shares at $20.98 average cost per share)	-	-	-	-	(4,430)	-	-	(4,430)
Balance at December 31, 2022	$-	$85	$109,164	$(5,156)	$(11,343)	$92,023	$(26,357)	$158,416

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,056	$10,701
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses (1)	1,456	2,001
Recovery of servicing rights	-	(56)
Depreciation	3,934	3,576
Net amortization of investment securities premiums and discounts	1,051	1,486
Amortization of mortgage servicing rights	1,706	2,118
Amortization of right-of-use assets	664	681
Amortization of core deposit intangibles	1,587	1,334
Compensation expense related to restricted stock awards	347	491
ESOP compensation expense for allocated shares	331	485
Deferred income tax (benefit) provision	(671)	2,069
Net gain on sale of loans	(11,396)	(18,610)
Originations of loans held-for-sale	(347,711)	(532,558)
Proceeds from sales of loans held-for-sale	353,778	568,737
Net gain on sale of real estate owned and other repossessed assets	-	(203)
Net gain on sale/disposal of premises and equipment	(61)	(105)
Net appreciation in cash surrender value of life insurance	(1,466)	(1,035)
Net change in:
Accrued interest and dividends receivable	(1,201)	(2,779)
Other assets	(9,990)	14
Accrued expenses and other liabilities	6,932	3,564
Net cash provided by operating activities	9,346	41,911

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	34,020	43,794
Maturities, principal payments and calls	32,695	39,157
Purchases	(28,126)	(77,073)
FHLB stock purchased	(4,102)	(2,762)
FRB stock purchased	-	(317)
Net cash received from acquisitions	-	13,397
Loan origination and principal collection, net	(130,742)	(234,255)
Proceeds (purchase) of bank owned life insurance	1,230	(1,600)
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	-	535
Proceeds from sale of premises and equipment	1,009	845
Purchases of premises and equipment, net	(14,189)	(16,762)
Net cash used in investing activities	(108,205)	(235,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(77)	91,616
Net decrease in repurchase agreements	-	(22,853)
Net short-term advances from FHLB and other borrowings	91,343	69,394
Long-term advances from FHLB and other borrowings	15,000	-
Payments on long-term FHLB and other borrowings	-	(5,000)
Proceeds from issuance of subordinated debentures	-	40,000
Repayment of subordinated debentures	-	(10,000)
Payments for debt issuance costs	-	(1,159)
Purchase of treasury stock	(231)	(4,430)
Dividends paid	(4,442)	(4,061)
Net cash provided by financing activities	101,593	153,507

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,734	(39,623)

CASH AND CASH EQUIVALENTS, beginning of period	21,811	61,434

CASH AND CASH EQUIVALENTS, end of period	$24,545	$21,811

(1) Provision for credit losses for the year ended December 31, 2023; provision for loan losses for the year ended December 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

	Years Ended
	December 31,
	2023	2022
	(In Thousands)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest	$24,815	$4,951
Cash paid during the year for income taxes, net of refunds	3,009	2,930
Acquisitions:
Assets acquired, excluding cash	-	346,739
Liabilities assumed	-	345,727

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in fair value of securities available-for-sale	$8,704	$(40,520)
Mortgage servicing rights recognized	2,147	3,781
Right-of-use assets obtained in exchange for lease liabilities	11	204
Loans transferred to real estate and other assets acquired in foreclosure	5	328
Stock issued in connection with acquisitions	-	28,351
Commitments to invest in Low-Income Housing Tax Credit projects	2,660	-
Cumulative effect adjustment to retained earnings due to the adoption of ASC 326 Credit Losses	(1,616)	-

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Summary of Significant Accounting Policies

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

In March 2021, the Bank established a subsidiary, Opportunity Housing Fund, LLC (“OHF”), to invest in Low-Income Housing Tax Credit (“LIHTC”) projects. The LIHTC program is designed to encourage capital investment in construction and rehabilitation of low-income housing. During the year ended December 31, 2021, OHF made investments in two LIHTC projects. Investments in LIHTC projects are included in other assets on the statement of financial condition and totaled $7,644,000 and $1,261,000 as of December 31, 2023 and 2022, respectively. Outstanding funding obligations for LIHTC projects are included in other liabilities on the statement of financial condition and totaled $2,660,000 at December 31, 2023. The majority of these obligations are expected to be funded in 2024.

On January 1, 2020, the Company acquired Western Holding Company of Wolf Point (“WHC”), a Montana corporation, and WHC’s wholly-owned subsidiary, Western Bank of Wolf Point ("WB"), a Montana chartered commercial bank. The acquisition included one branch in Wolf Point, Montana. In addition, Western Financial Services, Inc. ("WFS") was acquired through the WHC merger. In December 2023, WFS changed its name to Opportunity Financial Services, Inc. ("OFS"). OFS facilitates deferred payment contracts for customers that produce agricultural products.

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

Basis of Financial Statement Presentation and Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In preparing consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and the potential impairment of goodwill.

Principles of Consolidation

The consolidated financial statements include Eagle, the Bank, the Trust, OFS and OHF. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior period amounts were reclassified to conform to the presentation for 2023. These reclassifications had no impact on net income or total shareholders’ equity.

Subsequent Events

The Company has evaluated events and transactions subsequent to  December 31, 2023 for recognition and/or disclosure.

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

Investment Securities

The Company can designate debt and equity securities as held-to-maturity, available-for-sale or trading. At December 31, 2023 and 2022 all securities were designated as available-for-sale.

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

Allowance for Credit Losses - Available-for-Sale Securities

For available-for-sale securities in an unrealized loss position, the Company will first determine whether it intends to sell the security or will more likely than not be required to sell the security before recovery of its amortized cost basis. The security’s amortized cost basis will be written down to fair value through other expense if either of the criteria regarding intent or requirement to sell is met. If neither of the aforementioned criteria are met, the Company will determine whether the decline in fair value has resulted from credit losses. If a credit loss exists, the Company will report the portion of impairment related to credit losses in an allowance for credit losses with an offsetting entry to net income. The amount of ACL is limited to the amount fair value is less than the amortized cost basis. Any portion of estimated credit losses that have not been recorded through an ACL are reported in other comprehensive income net of tax.

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank (“FHLB”) of Des Moines stock is a restricted investment carried at cost ($100 per share par value), which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on total assets and a specific percentage of its outstanding FHLB advances. The Company had 91,907 and 50,888 FHLB shares at December 31, 2023 and 2022, respectively. Dividends are paid quarterly and are subject to FHLB board approval. Management evaluates FHLB stock for impairment as needed.

Federal Reserve Bank Stock

The Company’s investment in FRB stock is a restricted investment carried at cost, which approximates its fair value. Although the par value of the stock is $100 per share, banks pay only $50 per share at the time of purchase, with the understanding that the other half of the subscription amount is subject to call at any time. As a member of the Federal Reserve System, the Company is required to maintain a minimum level of investment in FRB stock based on a specific percentage of its capital and surplus. The Company had 82,618 FRB shares at both  December 31, 2023 and 2022. Dividends are received semi-annually at a fixed rate of 6.00% on the total number of shares.

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

Loans – continued

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances net of any unearned income, allowance for credit losses, and unamortized deferred fees or costs on originated loans and unamortized premiums or unaccreted discounts on purchased loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs are deferred and amortized over the contractual life of the loan, and recorded as an adjustment to the yield, using the interest method.

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

Agricultural Loans – The Bank makes agricultural operating loans as well as long term agricultural real estate loans. Agricultural operating loans are generally secured with equipment, cattle, crops or other non-real property and at times the underlying real property. Agricultural real estate loans are secured with farm and ranch real estate. Payments on both types of agricultural loans are dependent on successful operation of the farm and/or ranch. Repayment is also affected by agricultural conditions that may include adverse weather conditions such as drought, hail, flooding and severe winters. Also impacting the borrower’s ability to repay are commodity prices associated with the agricultural operation. When underwriting these loans, the Bank seeks to minimize these risks in a variety of ways, including giving careful consideration to the farm or ranch’s operating history, future operating projections, current and projected commodity prices and crop insurance. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower.

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

Allowance for Credit Losses – Loans

The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The Company has elected to exclude accrued interest receivable from the amortized cost basis of loans, and accrued interest is reported separately on the consolidated statements of financial condition. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed and recoveries are credited to the allowance when received. In the case of recoveries, amounts may not exceed the aggregate of amounts previously charged off.

Management utilizes relevant available information, from internal and external sources, relating to past events, current conditions, historical loss experience, and reasonable and supportable forecasts. The lookback period in the analysis includes historical data from 2014 to present. Adjustments to historical loss information are made when historical data is not likely reflective of the current portfolio due to changing economic conditions or when there is a lack of default or loss history. Changes in the allowance for credit losses are recorded as a provision for credit losses.

Collective Assessment – The allowance for credit losses on loans is measured on a collective pool basis when similar risk characteristics exist. Generally, collectively assessed loans are grouped first by call report code, then by similar risk characteristics.

Determining the Contractual Life – Expected credit losses are estimated over the contractual life of the loans, adjusted for expected prepayments when appropriate. The contractual life excludes expected extensions, renewals and modifications. Prepayment assumptions will be determined by analysis of historical behavior by loan pool.

The Company has elected to use the Weighted Average Remaining Maturity (WARM) methodology for all pools. The WARM methodology looks at historical quarterly loss rates for each loan pool over the established “look back” period to determine an average loss rate for each pool. Each pool is analyzed to determine the remaining life using amortization schedules, including prepayments.

Historical charge off and recovery activity is compared to loan balances in each pool quarterly and is averaged to determine an estimated annual charge off rate. The average loss rate over this look-back period is applied annually over the remaining life of the pool to determine an expected loss percentage.

The Company incorporates current economic conditions based on quantitative models that compare national economic indicators to peer charge off rates and local economic indicators to the Company's charge off rates. The expected loss rate for each pool is adjusted by the difference between the Bank's historical loss rate and the rate determined in the economic models.

Additionally, the Company uses reasonable and supportable forecasted economic indicators through a qualitative adjustment. Economic indicators are compared to peer charge off rates through a regression analysis. Predicted loss rates are then determined by applying the forecasted economic indicators to the regression and are compared to the current charge off rates to determine any potential qualitative adjustment.

The Company recognizes that all significant factors that affect the collectability of the loan portfolio must be considered to determine the estimated credit losses as of the evaluation date. The methodology primarily relies on historic charge off data to determine a loss rate to apply to each pool and does not inherently consider risks in the loan portfolio. Therefore, the Company adjusts the modeled expected losses by qualitative adjustments to incorporate significant risks to form a sufficient basis to estimate the credit losses.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Summary of Significant Accounting Policies – continued

Allowance for Credit Losses – continued

Individual Analysis – Loans considered to have different risk characteristics that do not fall within any pool will be analyzed individually on a quarterly basis for potential individual reserve requirements.

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

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The Company identifies a modification to a borrower experiencing financial difficulty as a loan where a concession is granted for economic or legal reasons related to the borrower's financial difficulties that it would not otherwise consider. Loan modifications include situations where there is principal forgiveness, interest rate reductions, term extensions, other-than-significant payment delays, or any combinations of these. The allowance for credit losses on loans that are considered modifications to borrowers experiencing financial difficulty are measured by the Company using the same method as all other loans held for investment.

Allowance for Credit Losses – Unfunded Commitments

The Company estimates expected credit losses over the period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is adjusted through a provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The estimate utilizes the same factors and assumptions as the allowance for credit losses on loans and is applied at the same collective pool level.

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

Leases

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

Real Estate and Other Repossessed Assets

Assets acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new carrying value. All write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. Real estate and other repossessed properties was $5,000 and $0 at December 31, 2023 and 2022, respectively.

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

Service Charges on Deposit Accounts – Revenue from service charges consists of service charges and fees on deposit accounts under depository agreements with customers to provide access to deposited funds and, when applicable, pay interest on deposits. Service charges on deposit accounts may be transactional or non-transactional in nature. Transactional service charges occur in the form of a service or penalty and are charged upon the occurrence of an event (e.g., overdraft fees, ATM fees, wire transfer fees). Transactional service charges are recognized as services are delivered to and consumed by the customer, or as penalty fees are charged. Non-transactional service charges are charges that are based on a broader service, such as account maintenance fees and dormancy fees, and are recognized on a monthly basis. Service charges on deposit accounts were $1,757,000 and $1,668,000 for the years ended December 31, 2023 and 2022, respectively.

Interchange and ATM Fees – Revenue from debit card fees includes interchange fee income from debit cards processed through card association networks. Interchange fees represent a portion of a transaction amount that the Company and other involved parties retain to compensate themselves for giving the cardholder immediate access to funds. Interchange rates are generally set by the card association networks and are based on purchase volumes and other factors. The Company records interchange fees as services are provided. Interchange and ATM fees were $2,524,000 and $2,375,000 for the years ended December 31, 2023 and 2022, respectively.

Commodity Sales Income– The Company's subsidiary, OFS, processes deferred payment contracts between suppliers and customers of agricultural commodities. The revenue from these contracts is accounted for in accordance with ASC Topic 606. The Company is considered an agent in these contracts, as: (i) the Company facilitates payment from customer to supplier, (ii) the Company does not take inventory of commodities as they are delivered by supplier to the customer, (iii) pricing of commodities is determined by the market, (iv) consideration on deferred payment contracts is insignificant to the Company and (v) the Company’s exposure to credit risk is minimal. Revenue is recognized net of expenses and reported in other noninterest income in the financial statements. Commodity sales income and the corresponding commodity sales expense were $6,087,000 and $4,279,000 for the years ended  December 31, 2023 and 2022, respectively, for a net impact of $0.

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

The Company recognizes income tax related penalties and interest, if any, in the provision for income taxes in the consolidated statements of income. Based on management's analysis, the Company did not have any uncertain tax positions as of December 31, 2023 and 2022. The Company files tax returns in the U.S. federal jurisdiction and the State of Montana. There are currently no income tax examinations underway for these jurisdictions. The Company's income tax returns are subject to examination by relevant taxing authorities as follows: U.S. Federal income tax returns for tax years 2020 and forward; Montana income tax returns for tax years 2020 and forward.

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

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs were $1,375,000 and $1,419,000 for the years ended December 31, 2023 and 2022, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Summary of Significant Accounting Policies – continued

Stock-Based Compensation

Compensation cost is recognized for restricted stock awards, based on the fair value of the awards at the grant date. Compensation cost is recognized over the required service period, generally defined as the vesting period. Shares of restricted stock granted through the 2011 Stock Incentive Plan, as amended, vest in equal installments over three or five years beginning one year from the grant date. Shares of restricted stock granted through the 2020 Non-Employee Director Award Plan vest one year from the grant date.

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

Derivatives

The Company’s derivatives are primarily the result of its mortgage banking activities and are in the form of interest rate lock commitments (“IRLCs), To-Be-Announced (“TBA”) mortgage-backed securities and bulk mandatory forward loan sale commitments. The derivatives are accounted for as free-standing or economic derivatives and are measured at fair value. The derivatives are recognized as either assets or liabilities on the consolidated statements of financial condition and the changes in the fair value of the derivatives are recorded in noninterest income in mortgage banking, net in the on the consolidated statements of income.

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

Goodwill and Other Intangible Assets

Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Subsequent to initial recognition, the Company tests goodwill for impairment annually as of October 31, or more often if events or circumstances change that indicate impairment may exist. A goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying value. An impairment charge is recorded for the amount by which the carrying amount exceeds the reporting unit's fair value. A blend of both the market and income approaches is used in valuing the reporting unit’s fair value. Weightings are assigned to the approaches regarding fair value and the sensitivity of other weighting scenarios is considered. The market approach incorporates comparable public company information, valuation multiples and consideration of a market control premium along with data related to comparable observed purchase transactions in the financial services industry. The income approach consists of discounting projected future cash flows, which are derived from internal forecasts and economic expectations for the reporting unit. The significant inputs and assumptions for the income approach include projected earnings of the Company in future years for which there is inherent uncertainty and the discount rate. The sensitivity of a range of reasonable discount rates based on the current economic environment is considered.

During the quarter ended September 30, 2023, Management determined that a triggering event had occurred because of a decrease in the Company's stock price and a revision in the earnings outlook in comparison to budget. These conditions were primarily due to economic uncertainty and market volatility from the rising interest rate environment. As a result, the Company performed an interim goodwill impairment assessment as of August 31, 2023, and concluded that goodwill was not impaired. Our annual impairment tests as of October 31, 2023 and 2022 also did not result in impairment. However, changing economic conditions that may adversely affect the Company's performance, the fair value of its assets and liabilities, or its stock price could result in future impairment. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations. Management will continue to monitor events that could influence this conclusion in the future.

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

Recently Adopted Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") No. 2017-04, Intangibles – Goodwill and Other (Topic 350) to amend and simplify current goodwill impairment testing to eliminate Step 2 from the current provisions. In computing the implied fair value of goodwill under Step 2, an entity had to determine the fair value at the impairment testing date of its assets and liabilities as if they were acquired in a business combination. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. The adoption of ASU No. 2017-04 did not have a material impact on the consolidated financial statements.

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

The adoption of this guidance did not have an impact on the Company's available-for-sale securities. However, any subsequent estimated credit losses will be recognized through an allowance for credit losses associated with the applicable securities.

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) to an alternative reference rate such as Secured Overnight Financing Rate ("SOFR"). The Company evaluated this guidance and identified substitution rates for impacted loans and debt. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU No. 2021-01 was effective upon issuance and generally can be applied through December 31, 2024. The Company has reviewed all of its LIBOR based products and all products have been adjusted to another index as LIBOR ceased to be published after June 30, 2023. ASU No. 2021-01 did not have a significant impact on the Company's consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Report (Topic 280): Improvements to Reportable Segment Disclosures. The updated accounting guidance requires expanded reportable segment disclosures, primarily related to significant segment expenses which are regularly provided to the company's chief operating decision maker. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Retrospective application is required. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures as the Company has a single reportable segment.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The updated accounting guidance requires enhanced income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the effect the updated guidance will have on its consolidated financial statements and related disclosures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Mergers and Acquisitions

Effective April 30, 2022, after receipt of regulatory approval, Eagle completed its previously announced merger with FCB. The acquisition closed after receipt of approvals from regulatory authorities, approval of FCB shareholders and the satisfaction of other closing conditions. The total consideration paid was $38,577,000 and included cash consideration of $10,226,000 and common stock issued of $28,351,000.

All of the assets acquired and liabilities assumed were recognized at their acquisition-date fair value, while transaction costs associated with the business combination were expensed as incurred. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. The excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. The goodwill recorded is not deductible for federal income tax purposes.

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

The total accretable discount on FCB acquired loans was $5,416,000 as of April 30, 2022. During the year ended December 31, 2023, accretion of the loan discount was $853,000 compared to $1,297,000 during the year ended  December 31, 2022. The remaining accretable loan discount was $3,266,000 as of December 31, 2023. Three impaired loans were acquired through the FCB acquisition with insignificant balances as of April 30, 2022.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Mergers and Acquisitions – continued

Fair value adjustments recorded for FCB related to premises and equipment were insignificant overall. The Company used independent third-party appraisals in the determination of the fair value of acquired assets.

Core deposit intangible assets of $7,004,000 were recorded for FCB and are being amortized using an accelerated method over the estimated useful lives of the related deposits of 10 years from the date of acquisition. See Note 7. Other Intangible Assets for more information. For acquisitions, the core deposit intangible value is a function of the difference between the cost of the acquired core deposits and the alternative cost of funds. These cash flow streams were discounted to present value. The fair value of other deposit accounts acquired were valued by estimating future cash flows to be received or paid from individual or homogenous groups of assets and liabilities and then discounting those cash flows to a present value using rates of return that were available in financial markets for similar financial instruments on or near the acquisition date.

Direct costs related to the acquisitions were expensed as incurred. The Company recorded no acquisition costs related to FCB during the year ended December 31, 2023. The Company recorded acquisition costs related to FCB of $2,296,000 during the year ended December 31, 2022. Acquisition costs included professional fees and data processing expenses incurred related to the acquisitions.

Operations of acquired entities have been included in the consolidated financial statements since date of acquisition. The Company does not consider them as separate reporting segments and does not track the amount of revenues and net income attributable since acquisition. As such, it is impracticable to determine such amounts for the period from acquisition date through December 31, 2023.

NOTE 3:	Investment Securities

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale:
U.S. government and agency obligations	$6,574	$121	$(152)	$6,543
U.S. treasury obligations	52,505	-	(5,690)	46,815
Municipal obligations	149,168	460	(11,678)	137,950
Corporate obligations	4,245	-	(340)	3,905
Mortgage-backed securities	28,426	-	(1,673)	26,753
Collateralized mortgage obligations	94,709	-	(8,141)	86,568
Asset-backed securities	9,728	32	(15)	9,745
Total	$345,355	$613	$(27,689)	$318,279

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale:
U.S. government obligations	$2,575	$2	$(187)	$2,390
U.S. treasury obligations	58,715	-	(6,764)	51,951
Municipal obligations	190,811	77	(18,039)	172,849
Corporate obligations	7,240	1	(251)	6,990
Mortgage-backed securities	31,553	-	(1,900)	29,653
Collateralized mortgage obligations	90,812	-	(8,681)	82,131
Asset-backed securities	3,569	-	(38)	3,531
Total	$385,275	$80	$(35,860)	$349,495

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	Investment Securities – continued

Proceeds from sales of available-for-sale securities and the associated gross realized gains and losses were as follows:

	Years Ended
	December 31,
	2023	2022
	(In Thousands)

Proceeds from sale of available-for-sale securities	$34,020	$43,794

Gross realized gain on sale of available-for-sale securities	$69	$-
Gross realized loss on sale of available-for-sale securities	(291)	(6)
Net realized gain on sale of available-for-sale securities	$(222)	$(6)

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2023
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$2,555	$2,546
Due from one to five years	42,953	39,686
Due from five to ten years	70,225	61,851
Due after ten years	106,487	100,875
	222,220	204,958

Mortgage-backed securities	28,426	26,753
Collateralized mortgage obligations	94,709	86,568
Total	$345,355	$318,279

At December 31, 2023 and 2022, securities with a fair value of $23,076,000 and $58,942,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	Investment Securities – continued

The Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months were as follows:

	December 31, 2023
	Less than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency obligations	$402	$-	$1,800	$(152)
U.S. treasury obligations	-	-	46,816	(5,690)
Municipal obligations	12,000	(63)	91,869	(11,615)
Corporate obligations	-	-	3,905	(340)
Mortgage-backed securities and collateralized mortgage obligations	11,452	(156)	101,869	(9,658)
Asset-backed securities	2,521	(10)	2,202	(5)
Total	$26,375	$(229)	$248,461	$(27,460)

	December 31, 2022
	Less than 12 months		12 months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency obligations	$1,773	$(187)	$-	$-
U.S. treasury obligations	10,969	(196)	40,982	(6,568)
Municipal obligations	128,036	(8,781)	33,092	(9,258)
Corporate obligations	4,994	(246)	995	(5)
Mortgage-backed securities and collateralized mortgage obligations	67,310	(3,647)	44,444	(6,934)
Asset-backed securities	3,531	(38)	-	-
Total	$216,613	$(13,095)	$119,513	$(22,765)

As of December 31, 2023 and December 31, 2022, there were, respectively, 286 and 388 securities in unrealized loss positions. Based on analysis of available-for-sale debt securities with unrealized losses as of December 31, 2023, the Company determined the decline in value was unrelated to credit losses and was primarily caused by changes in interest rates and market spreads subsequent to the initial purchase of the securities. Management does not intend to sell and the Company is not likely to be required to sell these securities prior to maturity. As a result, no ACL was recorded on available-for-sale securities at December 31, 2023 and no other-than-temporary impairment was recorded at December 31, 2022. As part of this determination, consideration was given to the extent to which fair value was less than amortized cost, adverse security ratings by a rating agency and other factors.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans

Loans receivable consisted of the following:

	December 31,
	2023	2022
	(In Thousands)
Real estate loans:
Residential 1-4 family	$200,012	$195,703
Commercial real estate	909,413	826,549

Other loans:
Home equity	86,932	74,271
Consumer	30,125	27,609
Commercial	258,007	231,291

Total	1,484,489	1,355,423

Deferred loan fees, net(1)	-	(1,745)
Allowance for credit losses (2)	(16,440)	(14,000)
Total loans, net	$1,468,049	$1,339,678

(1) Deferred loan fees, net of $1,389 included in individual loan buckets above for the year ended December 31, 2023.
(2) Allowance for credit losses for the year ended December 31, 2023; allowance for loan losses for the year ended December 31, 2022.

Included in the above are loans guaranteed by U.S. government agencies totaling $23,215,000 and $24,605,000 at December 31, 2023 and  December 31, 2022, respectively.

The following table provides allowance for credit losses activity for the year ended December 31, 2023.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, December 31, 2022, prior to adoption of ASC 326	$1,472	$9,037	$509	$342	$2,640	$14,000
Impact of adopting ASC 326	21	534	3	1	141	700
Charge-offs	-	-	-	(50)	(129)	(179)
Recoveries	195	23	13	3	19	253
Provision	178	1,097	15	8	368	1,666
Total ending allowance balance, December 31, 2023	$1,866	$10,691	$540	$304	$3,039	$16,440

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

The following table provides allowance for loan losses activity for the year ended December 31, 2022.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for loan losses:
Balance, January 1, 2022	$1,596	$7,470	$533	$365	$2,536	$12,500
Charge-offs	(199)	-	(32)	(31)	(299)	(561)
Recoveries	4	30	-	4	22	60
Provision	71	1,537	8	4	381	2,001
Balance, December 31, 2022	$1,472	$9,037	$509	$342	$2,640	$14,000

Balance, December 31, 2022 allocated to loans individually evaluated for impairment	$-	$-	$-	$-	$150	$150

Balance, December 31, 2022 allocated to loans collectively evaluated for impairment	$1,472	$9,037	$509	$342	$2,490	$13,850

Loans receivable:
Balance, December 31, 2022	$195,703	$826,549	$74,271	$27,609	$231,291	$1,355,423

Balance, December 31, 2022 of loans individually evaluated for impairment	$483	$4,368	$107	$25	$1,719	$6,702

Balance, December 31, 2022 of loans collectively evaluated for impairment	$195,220	$822,181	$74,164	$27,584	$229,572	$1,348,721

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

The following table presents the internal classification of the loan portfolio by amortized cost and based on year originated. Generally, current period renewals of credit are re-underwritten and considered current period originations for purposes of the table below.

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total Loans
	(In Thousands)
RESIDENTIAL 1-4 FAMILY
Pass	$10,987	$15,696	$24,575	$38,738	$28,122	$30,938	$6,179	$155,235
Special Mention	-	-	-	940	-	228	-	1,168
Substandard	-	-	-	-	-	175	-	175
Total Residential 1-4 family	10,987	15,696	24,575	39,678	28,122	31,341	6,179	156,578
Current-period gross charge-offs	-	-	-	-	-	-	-	-
RESIDENTIAL 1-4 FAMILY CONSTRUCTION
Pass	-	-	6,088	21,889	14,700	-	-	42,677
Substandard	-	-	757	-	-	-	-	757
Total Residential 1-4 family construction	-	-	6,845	21,889	14,700	-	-	43,434
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL REAL ESTATE
Pass	55,820	50,408	141,407	154,941	63,174	103,620	31,122	600,492
Special Mention	2,593	1,948	493	1,512	1,314	-	-	7,860
Substandard	-	-	-	-	-	339	-	339
Total Commercial real estate	58,413	52,356	141,900	156,453	64,488	103,959	31,122	608,691
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL CONSTRUCTION AND DEVELOPMENT
Pass	6,900	6,399	19,500	80,061	31,149	3,762	8,285	156,056
Special Mention	-	-	441	511	134	990	-	2,076
Total Commercial construction and development	6,900	6,399	19,941	80,572	31,283	4,752	8,285	158,132
Current-period gross charge-offs	-	-	-	-	-	-	-	-
FARMLAND
Pass	9,551	21,728	19,795	36,291	19,452	29,551	4,480	140,848
Substandard	483	65	-	407	-	787	-	1,742
Total Farmland	10,034	21,793	19,795	36,698	19,452	30,338	4,480	142,590
Current-period gross charge-offs	-	-	-	-	-	-	-	-
HOME EQUITY
Pass	621	565	376	3,630	1,736	2,398	77,409	86,735
Substandard	-	-	-	-	-	107	90	197
Total Home Equity	621	565	376	3,630	1,736	2,505	77,499	86,932
Current-period gross charge-offs	-	-	-	-	-	-	-	-
CONSUMER
Pass	449	1,953	3,398	8,109	13,083	1,069	1,977	30,038
Special Mention	-	-	-	18	-	-	-	18
Substandard	-	37	-	8	-	22	2	69
Total Consumer	449	1,990	3,398	8,135	13,083	1,091	1,979	30,125
Current-period gross charge-offs	1	-	28	2	16	4	-	51
COMMERCIAL
Pass	2,834	20,496	22,804	23,581	31,661	6,354	21,914	129,644
Special Mention	-	25	33	109	-	98	2,741	3,006
Substandard	-	-	17	9	-	33	-	59
Total Commercial	2,834	20,521	22,854	23,699	31,661	6,485	24,655	132,709
Current-period gross charge-offs	-	-	26	-	-	8	-	34
AGRICULTURAL
Pass	1,473	5,818	7,241	16,856	40,176	1,517	50,461	123,542
Substandard	427	55	435	282	-	557	-	1,756
Total Agricultural	1,900	5,873	7,676	17,138	40,176	2,074	50,461	125,298
Current-period gross charge-offs	-	-	-	1	-	93	-	94
TOTAL LOANS
Pass	88,635	123,063	245,184	384,096	243,253	179,209	201,827	1,465,267
Special Mention	2,593	1,973	967	3,090	1,448	1,316	2,741	14,128
Substandard	910	157	1,209	706	-	2,020	92	5,094
Total	$92,138	$125,193	$247,360	$387,892	$244,701	$182,545	$204,660	$1,484,489

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

Internal classification of the loan portfolio was as follows (prior to the adoption of ASU No. 2016-13):

	December 31, 2022
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$135,079	$515	$353	$-	$-	$135,947
Residential 1-4 family construction	59,756	-	-	-	-	59,756
Commercial real estate	520,505	16,833	1,732	-	-	539,070
Commercial construction and development	150,101	1,044	-	-	-	151,145
Farmland	131,646	2,232	2,456	-	-	136,334
Other loans:
Home equity	74,147	-	124	-	-	74,271
Consumer	27,560	10	39	-	-	27,609
Commercial	125,035	1,476	736	8	-	127,255
Agricultural	101,441	311	2,182	102	-	104,036
Total	$1,325,270	$22,421	$7,622	$110	$-	$1,355,423

The following tables include information regarding delinquencies within the loan portfolio.

	December 31, 2023
	Loans Past Due and Still Accruing
		90 Days		Nonaccrual	Nonaccrual
	30-89 Days	and		Loans with	Loans with	Current	Total
	Past Due	Greater	Total	no ACL	ACL	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$305	$-	$305	$297	$-	$155,976	$156,578
Residential 1-4 family construction	-	-	-	757	-	42,677	$43,434
Commercial real estate	697	-	697	340	-	607,654	$608,691
Commercial construction and development	194	-	194	-	-	157,938	$158,132
Farmland	404	26	430	1,982	1,734	138,444	$142,590
Other loans:							$-
Home equity	32	-	32	182	-	86,718	$86,932
Consumer	115	-	115	45	15	29,950	$30,125
Commercial	-	-	-	27	-	132,682	$132,709
Agricultural	74	-	74	2,947	69	122,208	$125,298
Total	$1,821	$26	$1,847	$6,577	$1,818	$1,474,247	$1,484,489

	December 31, 2022
	Loans Past Due and Still Accruing
		90 Days
	30-89 Days	and		Non-Accrual	Current	Total
	Past Due	Greater	Total	Loans	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$1,798	$330	$2,128	$483	$133,336	$135,947
Residential 1-4 family construction	500	-	500	-	59,256	59,756
Commercial real estate	780	-	780	350	537,940	539,070
Commercial construction and development	-	-	-	-	151,145	151,145
Farmland	1,620	-	1,620	754	133,960	136,334
Other loans:
Home equity	226	-	226	107	73,938	74,271
Consumer	93	-	93	25	27,491	27,609
Commercial	597	746	1,343	44	125,868	127,255
Agricultural	-	-	-	1,535	102,501	104,036
Total	$5,614	$1,076	$6,690	$3,298	$1,345,435	$1,355,423

Interest income recognized on nonaccrual loans for the year ended December 31, 2023 was considered insignificant. Interest payments received on a cash basis related to nonaccrual loans was $471,000 at December 31, 2023.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

The following tables presents the amortized cost basis of collateral-dependent loans by class of loans.

	December 31, 2023
	Real Estate	Business Assets	Other
	(In Thousands)
Real estate loans:
Residential 1-4 family	$264	$-	$-
Residential 1-4 family construction	757	-	-
Commercial real estate	39	300	-
Farmland	4,116	-	-
Other loans:
Home equity	44	-	-
Consumer	-	-	36
Commercial	-	-	-
Agricultural	-	2,465	-
Total	$5,220	$2,765	$36

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

The implementation of ASU No. 2016-13 significantly changed disclosures related to loans and, as a result, certain disclosures are no longer required. The following tables represent disclosures for the prior period that are no longer required as of January 1, 2023, but are included in this Form 10-K since the Company is required to disclose comparative information.

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

Interest income recognized on impaired loans for the year ended December 31, 2022 was considered insignificant. Interest payments received on a cash basis related to impaired loans was $415,000 at  December 31, 2022.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

The Company offers modifications of loans to borrowers experiencing financial difficulty by providing principal forgiveness, interest rate reductions, term extensions, other than insignificant payment delays, or any combination of these.

During the year ended December 31, 2023, the Company modified two commercial real estate loans. The first loan was modified by consolidating two lines of credit and refinancing into one long term loan for ten years. The loan had an amortized cost of $524,000 or 0.09% of commercial real estate loans at December 31, 2023. The second loan was modified by consolidating four loans and refinancing into one short-term, interest only loan for 12 months. The second loan was paid off during the year ended December 31, 2023. There was no forgiveness of principal for either of the loans, and the remaining loan was considered current with its modified terms as of December 31, 2023.

Prior to the adoption of ASU No. 2022-02, during the year ended December 31, 2022, there were eight new TDR loans. Four of the eight loans were commercial real estate loans and the recorded investments at time of restructure were $471,000, $1,552,000, $812,000 and $429,000. No charge-offs were incurred, and the loans continue to be on accrual status. Two of the loans were commercial loans. The first commercial loan had a recorded investment at time of restructure of $6,000 and was paid off in the year ended December 31, 2023. The second commercial loan had a recorded investment at time of restructure of $134,000. No charge-off was incurred and the loan continues to be on accrual status. The remaining two loans were agricultural loans. The first agricultural loan had a recorded investment at time of restructure of $145,000 and was paid off in the year ended December 31, 2023. The second agricultural loan had a recorded investment at the time of restructure of $331,000. No charge-off was incurred and the loan is on accrual status.

There were two farmland loans modified as TDRs that defaulted during the year ended December 31, 2022 where the default occurred within 12 months of restructuring. However, subsequent payments were made and the loans were no longer in default as of December 31, 2022.

Loans are granted to directors and officers of the Company in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons.

Loans receivable (including loans sold and serviced for others) from related parties, including directors and executive officers were as follows:

(In Thousands)
Balance, January 1, 2022	$1,925
Principal additions	241
Principal payments	(282)
Balance, December 31, 2022	$1,884
Principal additions	2,315
Principal payments	(233)
Balance, December 31, 2023	$3,966

In addition to the balances included above, available lines of credit were $1,649,000 and $314,000 at December 31, 2023 and 2022, respectively, and includes the ending balances from the tables above.

	December 31,
	2023	2022
	(In Thousands)

Loans serviced, for the benefit of others, for directors, executive officers and their related parties	$1,373	$1,480

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Loans – continued

	Years Ended
	December 31,
	2023	2022
	(In Thousands)

Interest income from loans owned for directors, executive officers and their related parties	$96	$67

NOTE 5:	Mortgage Servicing Rights

The Company is servicing mortgage loans for the benefit of others which are not included in the consolidated statements of financial condition and have unpaid principal balances of $2,066,505,000 and $2,022,066,000 at December 31, 2023 and 2022, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $5,086,000 and $4,839,000 for the years ended December 31, 2023 and 2022, respectively. These fees, net of amortization, are included in mortgage banking, net which is a component of noninterest income on the consolidated statements of income.

Custodial balances maintained in connection with the foregoing loan servicing are included in noninterest checking deposits and were $8,539,000 and $11,912,000 at December 31, 2023 and 2022, respectively.

The following table is a summary of activity in mortgage servicing rights:

	Years Ended
	December 31,
	2023	2022
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$15,412	$13,749
Mortgage servicing rights capitalized	2,147	3,781
Amortization of mortgage servicing rights	(1,706)	(2,118)
Ending balance	15,853	15,412
Valuation allowance:
Beginning balance	-	(56)
Recovery of mortgage servicing rights	-	56
Ending balance	-	-
Mortgage servicing rights, net	$15,853	$15,412

Recovery of servicing rights is included in other noninterest expense on the consolidated statements of income.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Mortgage Servicing Rights – continued

The fair values of these rights were $20,388,000 and $19,288,000 at December 31, 2023 and 2022, respectively. The fair value of servicing rights was determined at loan level, depending on the interest rate and term of the specific loan, using the following valuation assumptions:

	December 31,
	2023			2022
Key assumptions:
Discount rate	12%			12%
Prepayment speed range	104	-	526%	116	-	210%
Weighted average prepayment speed	119%			131%

NOTE 6:	Premises and Equipment

The cost and accumulated depreciation of premises and equipment was as follows:

	December 31,
	2023	2022
	(In Thousands)
Land	$13,202	$13,070
Buildings and improvements	85,369	66,371
Furniture and equipment	16,894	15,575
Construction in progress	4,299	10,435
	119,764	105,451
Accumulated depreciation	(27,790)	(24,088)
Premises and equipment, net, excluding right-of-use assets	91,974	81,363
Right-of-use assets	2,308	2,960
Premises and equipment, net	$94,282	$84,323

Depreciation expense was $3,934,000 and $3,576,000 for the years ended December 31, 2023 and 2022, respectively.

The Company leases locations under various operating lease agreements. Leases with a lease term of 12 months at commencement are not recorded on the statements of financial position. The Company’s leases have maturities ranging from 2024 to 2028, some of which include lessee options to extend the leases for up to 10 years.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:	Premises and Equipment – continued

The following table summarizes the Company’s leases:

	December 31
	2023	2022
	(In Thousands)
Right-of-use assets, net of amortization	$2,308	$2,960
Lease liabilities	1,499	1,984
Operating cash flows	543	564
Weighted average remaining lease term (years)	4.56	5.12
Weighted average discount rate	2.69%	2.70%

The components of lease cost, which were included in occupancy and equipment expense on the consolidated statements of income, were as follows:

	December 31
	2023	2022
	(In Thousands)
Operating lease cost	$710	$734
Short-term lease cost	3	1,767
Total lease cost	$713	$2,501

The following table presents the maturities of lease liabilities at December 31, 2023 for future periods:

(In Thousands)
2024	$368
2025	342
2026	342
2027	298
2028	238
Thereafter	-
Total lease payments	1,588
Less imputed interest	(89)
Present value of lease liabilities	$1,499

The Company also leases office space to third parties through operating leases. The lease income from these leases for the years ending  December 31, 2023 and 2022 was not significant.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:	Other Intangible Assets

The components of core deposit intangible assets were as follows:

	December 31,
	2023	2022
	(In Thousands)
Core deposit intangible	$11,840	$11,840
Accumulated amortization	(5,960)	(4,381)
Core deposit intangible, net	$5,880	$7,459

Core deposit intangible assets are amortized on an accelerated basis over their estimated life of 10 years. Amortization expense related to intangible assets was $1,579,000 and $1,325,000 for the years ended December 31, 2023 and 2022. The estimated aggregate future amortization expense for core deposit intangible assets remaining as of December 31, 2023 was as follows:

Years ending December 31:	(In Thousands)
2024	$1,382
2025	1,185
2026	989
2027	792
2028	595
Thereafter	937
Total	$5,880

NOTE 8:	Deposits

Deposits are summarized as follows:

	December 31,
	2023		2022
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Noninterest checking	$418,727	0.00%	$468,955	0.00%
Interest-bearing checking	211,101	0.05	252,922	0.11
Savings	230,711	0.06	273,790	0.06
Money market	330,274	1.66	387,947	1.12
Time certificates of deposits	444,382	4.08	251,658	1.41
Total	$1,635,195	1.45%	$1,635,272	0.50%

At December 31, 2023 and 2022, the Company held $618,784,000 and $642,017,000, respectively, in deposit accounts that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) requirements of $250,000 and greater.

Time certificates of deposits include $0 and $247,000 related to certificates covered by the Certificate of Deposit Account Registry Services ("CDARS") program at December 31, 2023 and 2022, respectively. Time certificates of deposit also include $72,168,000 and $0 of fixed rate brokered certificates at  December 31, 2023 and 2022, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:	Deposits – continued

At December 31, 2023, the scheduled maturities of time deposits were as follows:

Years ending December 31:	(In Thousands)
2024	$423,997
2025	14,673
2026	3,353
2027	1,122
2028	1,237
Thereafter	-
Total	$444,382

Interest expense on deposits was as follows:

	Years Ended
	December 31,
	2023	2022
	(In Thousands)
Checking	$595	$173
Savings	106	99
Money market	5,549	1,711
Time certificates of deposits	11,607	1,141
Total	$17,857	$3,124

At December 31, 2023 and 2022, the Company reclassified $242,000 and $436,000, respectively, in overdrawn deposits as loans.

Related party deposits, including directors’ and executive officers’ deposit accounts at December 31, 2023 and 2022 were $5,463,000 and $5,326,000, respectively.

NOTE 9:	Advances from the Federal Home Loan BankandOther Borrowings

At December 31, 2023, advances from the FHLB of Des Moines and other borrowings mature as follows:

Years ending December 31:	(In Thousands)
2024	$160,737
2025	15,000
2026	-
2027	-
2028	-
Thereafter	-
Total	$175,737

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:	Advances from the Federal Home Loan Bank and Other Borrowings – continued

Federal Home Loan Bank Advances

FHLB advances may include both amortizing and non-amortizing advances. Non-amortizing advances are due in full at maturity. Advances are subject to prepayment penalties. Interest rates on these advances are fixed. Advances are collateralized by a blanket pledge of the Bank’s loan portfolio. The Company’s investment in FHLB stock is also pledged as collateral on these advances. The total FHLB funding available to the Company at December 31, 2023, was 45.00% of total Bank assets as determined by FHLB, or approximately $927,315,000. The balance of advances was $175,737,000 and $69,394,000 at December 31, 2023 and 2022, respectively. The Bank also has a contingent letter of credit with FHLB for $520,000 at both  December 31, 2023 and 2022.

Other Borrowings

During the first quarter of 2023, the FRB offered a new Bank Term Funding Program ("BTFP") for eligible depository institutions. The BTFP offers loans of up to one year in length to institutions pledging collateral eligible for purchase by FRB such as U.S. treasuries, agency securities, and mortgage-backed securities. These assets are valued at par. The Company did not utilize the program during 2023; however, this is another available funding source. In addition, at December 31, 2023, Eagle had a $15,000,000 line of credit with Bell Bank. The line of credit is secured by Eagle's ownership of the Bank's stock. The balance of this line of credit was $0 at both December 31, 2023 and 2022.

Federal Funds Purchased

At  December 31, 2023, the Bank had $85,000,000 in Federal funds lines of credit with unaffiliated institutions, including Pacific Coast Bankers Bank ("PCBB"), PNC Financial Services Group, Inc. ("PNC"), United Bankers' Bank ("UBB") and Texas Independent Bank ("TIB"). The balance of these lines of credit was $0 at both  December 31, 2023 and 2022.

All Borrowings Outstanding

For all borrowings outstanding the weighted average interest rate for advances at December 31, 2023 and 2022 was 5.48% and 4.52%, respectively. The average amount outstanding was $159,667,000 and $14,518,000 for 2023 and 2022, respectively. The maximum amount outstanding at any month-end was $199,757,000 and $69,394,000 for 2023 and 2022, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:	Other Long-Term Debt

Other long-term debt consisted of the following:

	December 31,
	2023		2022
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)

Subordinated debentures fixed at 5.50% to floating, due 2030	$15,000	$(219)	$15,000	$(249)
Subordinated debentures fixed at 3.50% to floating, due 2032	40,000	(937)	40,000	(1,062)
Subordinated debentures variable at 3-Month SOFR plus 1.68%, due 2035	5,155	-	5,155	-
Total other long-term debt	$60,155	$(1,156)	$60,155	$(1,311)

In January 2022, the Company completed the issuance of $40,000,000 in aggregate principal amount of subordinated notes due in 2032 in a private placement transaction to certain institutional accredited investors and qualified buyers. The notes bear interest at an annual fixed rate of 3.50% payable semi-annually. Starting February 1, 2027, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be three-month term SOFR plus a spread of 218.0 basis points, payable quarterly. The notes are subject to redemption at the option of the Company on or after February 1, 2027. The subordinated debentures qualify as Tier 2 capital for regulatory capital purposes. A portion of the net proceeds were used to redeem the $10,000,000 senior notes which matured in February 2022.

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

In February 2017, the Company completed the issuance, through a private placement, of $10,000,000 aggregate principal amount of 5.75% fixed senior unsecured notes which matured on February 15, 2022. The interest was paid semi-annually through maturity date. The notes were not subject to redemption at the option of the Company.

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at three-month LIBOR plus 1.42%, making the rate 6.20% as of December 31, 2022. In December of 2022, Governors of the Federal Reserve System adopted final rule 12 C.F.R. Part 253, Regulation Implementing the Adjustable Interest Rate (LIBOR) Act. Rule 253 identified SOFR-benchmark rates to replace LIBOR in certain financial contracts after June 30, 2023. As a result, the variable rate for interest payable converted to three-month CME Term SOFR plus 1.68% during the year ended December 31, 2023. The rate was 7.01% as of December 31, 2023. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date. The subordinated debentures qualify as Tier 1 capital for regulatory purposes.

During the year ended December 31, 2023 and 2022, interest expense on all other long-term debt was $2,719,000 and $2,512,000, respectively, which includes $156,000 and $134,000 in amortization for debt issuance costs, respectively. Debt issuance costs consisting primarily of underwriting discounts and professional fees were capitalized and are being amortized through maturity to interest expense using the straight-line method.

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

Commitments are summarized as follows:

	December 31,
	2023	2022
	(In Thousands)
Commitments to extend credit	$271,552	$367,494
Letters of credit	9,457	10,563

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:	Income Taxes

The components of the Company’s provision (benefit) for income taxes was as follows:

	Years Ended
	December 31,
	2023	2022
	(In Thousands)
Current
U.S. federal	$1,585	$535
Montana	684	543
Total current income tax provision	2,269	1,078
Deferred
U.S. federal	(512)	1,650
Montana	(159)	419
Total deferred income tax (benefit) provision	(671)	2,069
Total income tax provision	$1,598	$3,147

The nature and components of deferred tax assets and liabilities were as follows:

	December 31,
	2023	2022
	(In Thousands)
Deferred tax assets:
Allowance for credit losses (1)	$4,329	$3,687
Deferred loan fees	366	460
Lease liability	395	523
Deferred compensation	1,818	1,817
Employee benefits	678	533
Unrealized losses on securities available-for-sale	7,129	9,423
Acquisition costs	133	167
Acquisition fair value adjustments	3,058	3,513
Other	699	257
Total deferred tax assets	18,605	20,380
Deferred tax liabilities:
Premises and equipment	879	757
Right-of-use asset	608	779
FHLB stock	21	130
Mortgage servicing rights	4,174	4,059
Goodwill	1,366	1,242
Intangibles	1,436	1,964
Other	350	641
Total deferred tax liabilities	8,834	9,572
Net deferred tax asset	$9,771	$10,808

(1) Allowance for credit losses at December 31, 2023; allowance for loan losses at December 31, 2022.

The Company believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:	Income Taxes – continued

A reconciliation of the Company’s effective provision (benefit) for income taxes to the statutory federal income tax rate was as follows:

	Years Ended
	December 31,
	2023		2022
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income
	(Dollars in Thousands)
Federal income taxes at the statutory rate	$2,447	21.00%	$2,908	21.00%
State income taxes	684	5.87	738	5.33
Tax-exempt interest income	(342)	-2.93	(605)	-4.37
Transaction costs	-	0.00	241	1.74
Income from bank-owned life insurance	(308)	-2.64	(217)	-1.57
Federal tax credits	(764)	-6.55	-	0.00
Other, net	(119)	-1.04	82	0.60
Provision for income taxes and effective tax rate	$1,598	13.71%	$3,147	22.73%

Investments in LIHTC projects are accounted for using the proportional amortization method. The proportional amortization method allows the investor to amortize the cost of the investment in proportion to tax credits and other tax benefits received. The net investment performance is recognized in the statement of income as a component of income tax provision (benefit). Amortization of the investment in LIHTC projects was $870,000 for the year ended December 31, 2023. The total federal tax credits expected to be received are $9,693,000 and will be claimed over an estimated 10-year credit allowance period.

NOTE 13:	Accumulated Other Comprehensive Income (Loss)

The following table includes information regarding the activity in accumulated other comprehensive income (loss):

Unrealized
(Losses) Gains
on Securities
Available for Sale
(In Thousands)
Balance, January 1, 2023	$(26,357)
Other comprehensive income, before reclassifications and income taxes	8,482
Amounts reclassified from accumulated other comprehensive loss, before income taxes	222
Income tax provision	(2,292)
Total other comprehensive income	6,412
Balance, December 31, 2023	$(19,945)

Balance, January 1, 2022	$3,493
Other comprehensive loss, before reclassifications and income taxes	(40,526)
Amounts reclassified from accumulated other comprehensive income, before income taxes	6
Income tax benefit	10,670
Total other comprehensive loss	(29,850)
Balance, December 31, 2022	$(26,357)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14:	Earnings Per Common Share

The computations of basic and diluted earnings per common share are below.

	Years Ended
	December 31,
	2023	2022
	(Dollars in Thousands, Except for Per Share Data)
Basic weighted average shares outstanding	7,793,352	7,376,275
Dilutive effect of stock compensation	4,891	9,978
Diluted weighted average shares outstanding	7,798,244	7,386,253

Net income available to common shareholders	$10,056	$10,701

Basic earnings per common share	$1.29	$1.45

Diluted earnings per common share	$1.29	$1.45

Restricted stock units excluded from the diluted average outstanding share calculation	21,666	-

NOTE 15:	Capital Management and Regulatory Matters

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

Management believes that, as of December 31, 2023 , the Company and the Bank meet all capital adequacy requirements.

As of December 31, 2023, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank's category. The Company's and the Bank’s actual capital amounts and ratios as of December 31, 2023 are presented in the table below and all of the ratios, with the exception of the Tier 1 capital to adjusted total average assets ratio, include the capital conservation buffer of 2.50%:

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2023:
Total risk-based capital to risk weighted assets
Consolidated	$239,228	14.20%	$176,863	10.50	N/A	N/A
Bank	218,909	13.01	176,692	10.50	168,278	10.00

Tier 1 capital to risk weighted assets
Consolidated	166,498	9.88	143,175	8.50	N/A	N/A
Bank	201,179	11.96	143,037	8.50	134,623	8.00

Common equity Tier 1 capital to risk weighted assets
Consolidated	161,498	9.59	117,909	7.00	N/A	N/A
Bank	201,179	11.96	117,795	7.00	109,381	6.50

Tier 1 capital to adjusted total average assets
Consolidated	166,498	8.06	82,636	4.00	N/A	N/A
Bank	201,179	9.75	82,569	4.00	103,212	5.00

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:	Capital Management and Regulatory Matters – continued

The Company's and the Bank’s actual capital amounts and ratios as of December 31, 2022 are presented in the table below and all of the ratios, with the exception of the Tier 1 capital to adjusted total average assets ratio, include the capital conservation buffer of 2.50%.

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2022:
Total risk-based capital to risk weighted assets
Consolidated	$219,595	14.10%	$163,560	10.50%	N/A	N/A
Bank	202,905	13.04	163,444	10.50	155,661	10.00

Tier 1 capital to risk weighted assets
Consolidated	150,595	9.67	132,406	8.50	N/A	N/A
Bank	188,905	12.14	132,312	8.50	124,529	8.00

Common equity Tier 1 capital to risk weighted assets
Consolidated	145,594	9.35	109,040	7.00	N/A	N/A
Bank	188,905	12.14	108,962	7.00	101,179	6.50

Tier 1 capital to adjusted total average assets
Consolidated	150,595	7.78	77,422	4.00	N/A	N/A
Bank	188,905	9.82	76,947	4.00	96,184	5.00

Dividend Limitations

Under State of Montana banking regulation, member banks such as the Bank generally may declare annual cash dividends up to an amount equal to the previous two years’ net earnings. Dividends in excess of such amount require approval of the Division of Banking. The Bank paid no dividends during the years ended December 31, 2023 and 2022, respectively, to Eagle. Eagle paid dividends of $0.555 and $0.525 per share to its shareholders during the years ended  December 31, 2023 and 2022, respectively.

Stock Repurchase Program

On April 20, 2023, Eagle's Board of Directors authorized the repurchase of up to 400,000 shares of its common stock beginning May 1, 2023. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend on market conditions and other corporate considerations. During the second quarter of 2023, 17,901 shares were purchased under this plan at an average price of $12.89. No shares were purchased during the third or fourth quarter of 2023 under this plan. The plan expires on May 1, 2024.

On April 21, 2022, Eagle's Board of Directors (the "Board") authorized the repurchase of up to 400,000 shares of its common stock. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend upon market conditions and other corporate considerations. There were 288,875 shares available to be repurchased under this plan as of  December 31, 2022. The plan expired on April 21, 2023.

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

Profit Sharing Plan

The Company provides a noncontributory profit sharing plan for eligible employees who have completed one year of service. The amount of the Company’s annual contribution is determined by the Board. Profit sharing expense was $1,272,000 and $1,365,000 for the years ended December 31, 2023 and 2022, respectively.

The Company’s profit sharing plan includes a 401(k) feature. At the discretion of the Board, the Company may match up to 50.00% of participants’ contributions up to a maximum of 4.00% of participants’ salaries. For the years ended December 31, 2023 and 2022, the Company’s match was $552,000 and $575,000, respectively.

Deferred Compensation Plans

The Company has entered into deferred compensation contracts with certain key employees. The contracts provide fixed benefits payable in equal annual installments upon retirement. The charge to expense is based on the present value computations of anticipated liabilities. For the years ended December 31, 2023 and 2022, the total expense was $625,000 and $1,039,000, respectively. The liability for the deferred compensation plan was $6,420,000 and $6,410,000 at December 31, 2023 and 2022, respectively, which is included in accrued expenses and other liabilities in the consolidated statements of financial condition.

Employee Stock Ownership Plan

The Company provides an ESOP for eligible employees who meet certain age and service requirements.

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

Employee Stock Ownership Plan – continued

Total ESOP expenses of $212,000 and $359,000 were recognized for the years ended December 31, 2023 and 2022, respectively.

The following table shows the components of the ESOP shares:

	December 31,
	2023	2022

Allocated shares	240,266	235,340
Unallocated shares	191,922	215,912
Total ESOP shares	432,188	451,252

Fair value of unallocated shares (in thousands)	$3,030	$3,489

Stock Incentive Plans

The Company adopted the stock incentive plan on November 1, 2011. This plan provides for different types of awards including stock options, restricted stock and performance shares. Under this plan, awards of Eagle's common stock may be made to eligible directors, officers and employees. This plan was amended multiple times, most recently in 2022 to increase the maximum number of shares of restricted stock for issuance under this plan to 393,571. The number of shares of restricted stock available to award under this plan was 90,062 as of December 31, 2023. This plan also includes shares available to be awarded for stock options totaling 246,427. However, no stock options have been awarded under this plan.

The following table shows the activity of the restricted stock awards granted under this plan:

Number of
Shares

Unvested awards as of January 1, 2022	81,952
Awards granted	13,450
Awards vested	(23,983)
Awards forfeited	(1,058)
Unvested awards as of December 31, 2022	70,361
Awards granted	20,870
Awards vested	(20,132)
Awards forfeited	(1,200)
Unvested awards as of December 31, 2023	69,899

At December 31, 2023, the Company has unrecognized expense of approximately $1,198,000 for this plan, which it expects to recognize ratably through November 2027.

The Company established a nonemployee director award plan effective April 23, 2020. Under this plan, awards of Eagle's common stock may be made to eligible directors. This plan was amended during 2023 and increased the maximum number of shares of restricted stock for issuance under this plan to 88,000. The number of shares of restricted stock available to award under this plan was 60,397 as of December 31, 2023.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16:	Employee Benefits – continued

The following table shows the activity of the restricted stock awards granted under this plan:

Number of
Shares

Unvested awards as of January 1, 2022	1,768
Awards granted	8,520
Awards vested	(1,768)
Awards forfeited	-
Unvested awards as of December 31, 2022	8,520
Awards granted	15,291
Awards vested	(8,520)
Awards forfeited	-
Unvested awards as of December 31, 2023	15,291

At December 31, 2023, the Company has unrecognized expense of approximately $150,000 for this plan, which it expects to recognize ratably through November 2024.

The Company recognized total compensation expense of $347,000 and $491,000 for these plans during the years ended December 31, 2023 and 2022, respectively.

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

Derivatives are summarized as follows:

	December 31, 2023			December 31, 2022
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$15,670	$15	$-	$18,603	$-	$81
Forward TBA mortgage-backed securities	12,000	-	75	13,000	11	-

Changes in the fair value of the derivatives are recorded in mortgage banking, net within noninterest income on the consolidated statements of income. A net gain of $10,000 was recorded for the year ended  December 31, 2023 compared to a net loss of $1,194,000 for the year ended December 31, 2022.

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

Collateral-Dependent Loans – Individually reviewed collateral-dependent loans are reported at the fair value of the underlying collateral less costs to sell. Collateral-dependent loans are classified within Level 3 of the fair value hierarchy.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency obligations	$-	$6,543	$-	$6,543
U.S. treasury obligations	46,815	-	-	46,815
Municipal obligations	-	137,950	-	137,950
Corporate obligations	-	3,905	-	3,905
Mortgage-backed securities	-	26,753	-	26,753
Collateralized mortgage obligations	-	86,568	-	86,568
Asset-backed securities	-	9,745	-	9,745
Loans held-for-sale	-	11,432	-	11,432
Interest rate lock commitments	-	15	-	15
Financial liabilities:
Forward TBA mortgage-backed securities	-	-	75	75

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government obligations	$-	$2,390	$-	$2,390
U.S. treasury obligations	51,951	-	-	51,951
Municipal obligations	-	172,849	-	172,849
Corporate obligations	-	6,990	-	6,990
Mortgage-backed securities	-	29,653	-	29,653
Collateralized mortgage obligations	-	82,131	-	82,131
Asset-backed securities	-	3,531	-	3,531
Loans held-for-sale	-	8,250	-	8,250
Forward TBA mortgage-backed securities	-	11	-	11
Financial liabilities:
Interest rate lock commitments	-	-	81	81

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:	Fair Value of Financial Instruments – continued

Certain financial assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of lower of cost or fair value accounting or write-downs of individual assets, such as collateral-dependent loans, real estate and other repossessed assets and mortgage servicing rights.

The following tables summarize financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

December 31, 2023
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
(In Thousands)
Collateral-dependent loans individually evaluated, net of ACL(1)	$-	$-	$1,782	$1,782
Mortgage servicing rights	-	-	-	-

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Impaired loans (1)	$-	$-	$281	$281
Mortgage servicing rights	-	-	1,346	1,346

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

The following table represents the Bank's financial assets and liabilities measured at fair value on a recurring and nonrecurring basis, the valuation techniques used to measure the fair value of those assets and liabilities, and the significant unobservable inputs and the ranges of values for those inputs:

	Principal	Significant	Range of
	Valuation	Unobservable	Significant Input
Instrument	Technique	Inputs	Values

Collateral-dependent loans individually evaluated	Fair value of underlying collateral	Discount applied to the obtained appraisal	10 - 30%
Real estate and other repossessed assets	Fair value of collateral	Discount applied to the obtained appraisal	10 - 30%
Interest rate lock commitments	Internal pricing model	Pull-through expectations	85 - 95%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:	Fair Value of Financial Instruments – continued

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the year ended  December 31, 2023.

	December 31, 2023	December 31, 2022
	Interest Rate Lock Commitments
	(In Thousands)
Balance, January 1, 2023	$(81)	$1,218
Purchases and issuances	(339)	227
Sales and settlements	435	(1,526)
Balance, December 31, 2023	$15	$(81)
Unrealized gains (losses) relating to items held at end of period	$96	$(1,299)

The tables below summarize the estimated fair values of financial instruments of the Company, whether or not recognized at fair value on the consolidated statements of condition. The tables are followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

	December 31, 2023
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$24,545	$-	$-	$24,545	$24,545
FHLB stock	-	9,191	-	9,191	9,191
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,416,203	1,416,203	1,484,489
Mortgage servicing rights	-	-	20,388	20,388	15,853
Financial liabilities:
Non-maturing interest-bearing deposits	-	772,086	-	772,086	772,086
Time certificates of deposit	-	-	441,939	441,939	444,382
FHLB advances and other borrowings	-	-	175,842	175,842	175,737
Other long-term debt	-	-	58,094	58,094	60,155

	December 31, 2022
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$21,811	$-	$-	$21,811	$21,811
FHLB stock	-	5,089	-	5,089	5,089
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,322,814	1,322,814	1,353,678
Mortgage servicing rights	-	-	19,288	19,288	15,412
Financial liabilities:
Non-maturing interest-bearing deposits	-	914,659	-	914,659	914,659
Time certificates of deposit	-	-	246,348	246,348	251,658
FHLB advances and other borrowings	-	-	69,373	69,373	69,394
Other long-term debt	-	-	56,721	56,721	60,155

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19:	Condensed Parent Company Financial Statements

Included below are the condensed financial statements of the Parent Company, Eagle Bancorp Montana, Inc.:

	December 31,
	2023	2022
	(In Thousands)
Assets:
Cash and cash equivalents	$2,426	$5,038
Securities available-for-sale	796	5,851
Investment in Eagle Bancorp Statutory Trust I	155	155
Investment in Subsidiaries	219,090	201,734
Other assets	6,831	5,526
Total assets	$229,298	$218,304

Liabilities and Shareholders' Equity:
Accounts payable and accrued expenses	$1,026	$1,044
Other long-term debt	58,999	58,844
Shareholders' equity	169,273	158,416
Total liabilities and shareholders' equity	$229,298	$218,304

	Years Ended
	December 31,
	2023	2022
	(In Thousands)

Interest income	$55	$137
Interest expense	(2,729)	(2,598)
Noninterest income	211	-
Noninterest expense	(976)	(3,015)
Loss before income taxes	(3,439)	(5,476)
Income tax benefit	(914)	(1,139)
Loss before equity in undistributed earnings of Subsidiaries	(2,525)	(4,337)
Equity in undistributed earnings of Subsidiaries	12,581	15,038
Net income	$10,056	$10,701

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19:	Condensed Parent Company Financial Statements – continued

	Years Ended
	December 31,
	2023	2022
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,056	$10,701
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of Subsidiaries	(12,581)	(15,038)
Other adjustments, net	(1,302)	(997)
Net cash used in operating activities	(3,827)	(5,334)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	-	(10,227)
Activity in available-for-sale securities:
Maturities, principal payments and calls	5,072	18,118
Purchases	-	(20,158)
Net cash provided by (used in) investing activities	5,072	(12,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of subordinated debentures	-	40,000
Repayment of subordinated debentures	-	(10,000)
Payments for debt issuance costs	-	(918)
ESOP payments and dividends	479	585
Payments to purchase treasury stock	(231)	(4,430)
Treasury shares reissued for compensation	337	484
Dividends paid	(4,442)	(4,062)
Net cash (used in) provided by financing activities	(3,857)	21,659

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,612)	4,058

CASH AND CASH EQUIVALENTS, beginning of period	5,038	980

CASH AND CASH EQUIVALENTS, end of period	$2,426	$5,038