Form 10-Q
period 2024-03-31
Eagle Bancorp Montana, Inc.
filed 2024-05-08
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	8,016,784 shares outstanding

As of April 30, 2024

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Part II, Item 1A, “Risk Factors” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2023, any subsequent Reports on Form 10-Q and Form 8-K, and other filings with the SEC. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS:
Cash and due from banks	$19,479	$23,243
Interest-bearing deposits in banks	1,438	1,302
Total cash and cash equivalents	20,917	24,545

Securities available-for-sale, at fair value (amortized cost of $340,093 at March 31, 2024 and $345,355 at December 31, 2023)	311,227	318,279
Federal Home Loan Bank ("FHLB") stock	8,449	9,191
Federal Reserve Bank ("FRB") stock	4,131	4,131
Mortgage loans held-for-sale, at fair value	9,612	11,432
Loans receivable, net of allowance for credit losses of $16,410 at March 31, 2024 and $16,440 at December 31, 2023	1,480,978	1,468,049
Accrued interest and dividends receivable	12,038	12,485
Mortgage servicing rights, net	15,738	15,853
Premises and equipment, net	97,643	94,282
Cash surrender value of life insurance, net	48,218	47,939
Goodwill	34,740	34,740
Core deposit intangible, net	5,514	5,880
Other assets	26,869	28,860

Total assets	$2,076,074	$2,075,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	March 31,	December 31,
	2024	2023
LIABILITIES:
Deposit accounts:
Noninterest-bearing	$408,781	$418,727
Interest-bearing	1,226,818	1,216,468
Total deposits	1,635,599	1,635,195

Accrued expenses and other liabilities	34,950	36,462
FHLB advances and other borrowings	177,540	175,737
Other long-term debt:
Principal amount	60,155	60,155
Unamortized debt issuance costs	(1,118)	(1,156)
Total other long-term debt, net	59,037	58,999

Total liabilities	1,907,126	1,906,393

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 20,000,000 shares authorized; 8,507,429 shares issued at March 31, 2024 and December 31, 2023; 8,016,784 shares outstanding at March 31, 2024 and December 31, 2023)	85	85
Additional paid-in capital	108,893	108,819
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(4,440)	(4,583)
Treasury stock, at cost (490,645 shares at March 31, 2024 and December 31, 2023)	(11,124)	(11,124)
Retained earnings	96,797	96,021
Accumulated other comprehensive loss, net of tax	(21,263)	(19,945)
Total shareholders' equity	168,948	169,273

Total liabilities and shareholders' equity	$2,076,074	$2,075,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$21,942	$17,737
Securities available-for-sale	2,724	2,843
FHLB and FRB dividends	247	107
Other interest income	29	21
Total interest and dividend income	24,942	20,708

INTEREST EXPENSE:
Deposits	6,548	2,460
FHLB advances and other borrowings	2,497	1,142
Other long-term debt	683	678
Total interest expense	9,728	4,280

NET INTEREST INCOME	15,214	16,428

(Recapture) provision for credit losses	(135)	279

NET INTEREST INCOME AFTER (RECAPTURE) PROVISION FOR CREDIT LOSSES	15,349	16,149

NONINTEREST INCOME:
Service charges on deposit accounts	400	339
Mortgage banking, net	2,177	3,050
Interchange and ATM fees	563	577
Appreciation in cash surrender value of life insurance	288	280
Net loss on sale of available-for-sale securities	-	(224)
Other noninterest income	524	649
Total noninterest income	$3,952	$4,671

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
NONINTEREST EXPENSE:
Salaries and employee benefits	$9,718	$9,693
Occupancy and equipment expense	2,099	2,073
Data processing	1,525	1,212
Advertising	253	281
Amortization	369	418
Loan costs	398	445
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	299	168
Professional and examination fees	484	484
Other noninterest expense	1,888	1,759
Total noninterest expense	17,033	16,533

INCOME BEFORE PROVISION FOR INCOME TAXES	2,268	4,287

Provision for income taxes	370	1,045

NET INCOME	$1,898	$3,242

BASIC EARNINGS PER COMMON SHARE	$0.24	$0.42

DILUTED EARNINGS PER COMMON SHARE	$0.24	$0.42

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

NET INCOME	$1,898	$3,242

OTHER ITEMS OF COMPREHENSIVE (LOSS) INCOME BEFORE TAX:
Change in fair value of investment securities available-for-sale	(1,790)	4,977
Reclassification for net realized losses on investment securities available-for-sale	-	224
Total other comprehensive (loss) income	(1,790)	5,201

Income tax benefit (provision) related to securities available-for-sale	472	(1,369)

COMPREHENSIVE INCOME	$580	$7,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended March 31, 2024 and 2023

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	(LOSS) INCOME	TOTAL

Balance at December 31, 2023	$-	$85	$108,819	$(4,583)	$(11,124)	$96,021	$(19,945)	$169,273
Net income	-	-	-	-	-	1,898	-	1,898
Other comprehensive loss	-	-	-	-	-	-	(1,318)	(1,318)
Dividends paid ($0.1400 per share)	-	-	-	-	-	(1,122)	-	(1,122)
Stock compensation expense	-	-	135	-	-	-	-	135
ESOP shares allocated (5,997 shares)	-	-	(61)	143	-	-	-	82
Balance at March 31, 2024	$-	$85	$108,893	$(4,440)	$(11,124)	$96,797	$(21,263)	$168,948

Balance at December 31, 2022	$-	$85	$109,164	$(5,156)	$(11,343)	$92,023	$(26,357)	$158,416
Net income	-	-	-	-	-	3,242	-	3,242
Impact of the adoption of ASC 326 Credit Losses	-	-	-	-	-	(1,616)	-	(1,616)
Other comprehensive income	-	-	-	-	-	-	3,832	3,832
Dividends paid ($0.1375 per share)	-	-	-	-	-	(1,102)	-	(1,102)
Stock compensation expense	-	-	145	-	-	-	-	145
ESOP shares allocated (5,997 shares)	-	-	(44)	143	-	-	-	99
Balance at March 31, 2023	$-	$85	$109,265	$(5,013)	$(11,343)	$92,547	$(22,525)	$163,016

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,898	$3,242
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Recapture) provision for credit losses	(135)	279
Depreciation	1,288	948
Net amortization of investment securities premiums and discounts	243	272
Amortization of mortgage servicing rights	367	400
Amortization of right-of-use assets	131	170
Amortization of core deposit intangibles	369	418
Compensation expense related to restricted stock awards	135	145
ESOP compensation expense for allocated shares	82	99
Deferred income tax benefit	(292)	(820)
Net gain on sale of loans	(1,414)	(2,203)
Originations of loans held-for-sale	(41,965)	(64,839)
Proceeds from sales of loans held-for-sale	44,947	65,365
Net realized loss on sales of available-for-sale securities	-	224
Net appreciation in cash surrender value of life insurance	(288)	(280)
Net change in:
Accrued interest and dividends receivable	447	857
Other assets	2,769	(2,399)
Accrued expenses and other liabilities	(1,462)	(3,039)
Net cash provided by (used in) operating activities	7,120	(1,161)

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	-	22,773
Maturities, principal payments and calls	5,042	10,089
Purchases	-	(28,126)
FHLB stock purchased (redeemed)	742	(2,271)
Loan origination and principal collection, net	(12,839)	(24,587)
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	2	17
Purchases of premises and equipment, net	(4,780)	(3,410)
Net cash used in investing activities	$(11,833)	$(25,515)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$404	$(27,734)
Net payments on short-term FHLB and other borrowings	(18,197)	-
Advances on long-term FHLB and other borrowings	20,000	53,136
Dividends paid	(1,122)	(1,102)
Net cash provided by financing activities	1,085	24,300

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,628)	(2,376)

CASH AND CASH EQUIVALENTS, beginning of period	24,545	21,811

CASH AND CASH EQUIVALENTS, end of period	$20,917	$19,435

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$10,185	$4,539

NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in fair value of securities available-for-sale	$(1,790)	$5,201
Mortgage servicing rights recognized	252	863
Right-of-use assets obtained in exchange for lease liabilities	-	3
Commitments to invest in Low-Income Housing Tax Credit projects	-	6,012
Cumulative effect adjustment to retained earnings due to adoption of Topic 326	-	(1,616)

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

In March 2021, the Bank established a subsidiary, Opportunity Housing Fund, LLC ("OHF"), to invest in Low-Income Housing Tax Credit ("LIHTC") projects. The LIHTC program is designed to encourage capital investment in construction and rehabilitation of low-income housing. Tax credits are allowable over a 10-year period. Investments in LIHTC projects are included in other assets on the consolidated statements of financial condition and totaled $7,447,000 and $7,644,000 as of March 31, 2024 and December 31, 2023, respectively. Outstanding funding obligations for LIHTC projects are included in accrued expenses and other liabilities on the condensed consolidated financial statements of condition and totaled $2,660,000 as of March 31, 2024 and December 31, 2023. The majority of these obligations are expected to be funded in 2024.

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

The Bank currently has 29 full-service branches. The Bank’s principal business is accepting deposits and, together with funds generated from operations and borrowings, investing in various types of loans and securities.

Basis of Financial Statement Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K with all of the audited information and footnotes required by U.S. GAAP for complete financial statements for the year ended December 31, 2023, as filed with the SEC on March 6, 2024. In the opinion of management, all normal adjustments and recurring accruals considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

The results of operations for the three-month period ended  March 31, 2024 are not necessarily indicative of the results to be expected for the year ending  December 31, 2023 or any other period. In preparing condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses ("ACL"), mortgage servicing rights, the fair value of financial instruments, the valuation of goodwill and deferred tax assets and liabilities.

Principles of Consolidation

The condensed consolidated financial statements include Eagle, the Bank, OHF, Eagle Bancorp Statutory Trust I (the “Trust”) and OFS. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior period amounts were reclassified to conform to the presentation for 2024. These reclassifications had no impact on net income or shareholders’ equity.

Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2024 for recognition and/or disclosure.

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

Recently Issued Accounting Pronouncements

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The updated accounting guidance requires enhanced income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect the updated guidance will have on its consolidated financial statements and related disclosures.

NOTE 2. INVESTMENT SECURITIES

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	March 31, 2024					December 31, 2023
		Gross					Gross
	Amortized	Unrealized			Fair	Amortized	Unrealized			Fair
	Cost	Gains	(Losses)	ACL	Value	Cost	Gains	(Losses)	ACL	Value
	(In Thousands)
Available-for-Sale:
U.S. government and agency obligations	$6,317	$108	$(200)	$-	$6,225	$6,574	$121	$(152)	$-	$6,543
U.S. Treasury obligations	52,526	-	(6,349)	-	46,177	52,505	-	(5,690)	-	46,815
Municipal obligations	147,931	130	(12,723)	-	135,338	149,168	460	(11,678)	-	137,950
Corporate obligations	4,246	-	(303)	-	3,943	4,245	-	(340)	-	3,905
Mortgage-backed securities	26,930	3	(1,669)	-	25,264	28,426	-	(1,673)	-	26,753
Collateralized mortgage obligations	93,016	1	(7,935)	-	85,082	94,709	-	(8,141)	-	86,568
Asset-backed securities	9,127	72	(1)	-	9,198	9,728	32	(15)	-	9,745
Total	$340,093	$314	$(29,180)	$-	$311,227	$345,355	$613	$(27,689)	$-	$318,279

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES – continued

Proceeds from sale of available-for sale securities and the associated realized gains and losses were as follows:

	Three Months Ended
	March 31,
	2024	2023
	(In Thousands)
Proceeds from sale of available-for-sale securities	$-	$22,773

Gross realized gain on sale of available-for-sale securities	-	-
Gross realized loss on sale of available-for-sale securities	-	(224)
Net realized loss on sale of available-for-sale securities	$-	$(224)

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2024
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$4,455	$4,397
Due from one to five years	41,167	37,591
Due from five to ten years	73,237	63,399
Due after ten years	101,288	95,494
	220,147	200,881
Mortgage-backed securities	26,930	25,264
Collateralized mortgage obligations	93,016	85,082
Total	$340,093	$311,227

As of  March 31, 2024 and December 31, 2023, securities with a fair value of $39,898,000 and $23,076,000, respectively, were pledged to secure Bank Term Funding Program borrowings through the Federal Reserve Bank, public deposits and for other purposes required or permitted by law.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	March 31, 2024
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency obligations	$-	$-	$1,729	$(200)
U.S. Treasury obligations	-	-	46,177	(6,349)
Municipal obligations	18,562	(151)	99,869	(12,572)
Corporate obligations	-	-	3,943	(303)
Mortgage-backed securities and collateralized mortgage obligations	169	(5)	105,962	(9,599)
Asset-backed securities	-	-	2,090	(1)
Total	$18,731	$(156)	$259,770	$(29,024)

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

As of  March 31, 2024 and December 31, 2023, there were, respectively, 290 and 286 securities in unrealized loss positions. Based on analysis of available-for-sale debt securities with unrealized losses as of March 31, 2024, the Company determined the decline in value was unrelated to credit losses and was primarily caused by changes in interest rates and market spreads subsequent to the initial purchase of the securities. Management does not intend to sell and the Company is not likely to be required to sell these securities prior to maturity. As a result, no ACL was recorded on available-for-sale securities at March 31, 2024 and  December 31, 2023. As part of this determination, consideration was given to the extent to which fair value was less than amortized cost, adverse security ratings by a rating agency and other factors.

NOTE 3. LOANS RECEIVABLE

Loans receivable consisted of the following:

	March 31,	December 31,
	2024	2023
	(In Thousands)
Real estate loans:
Residential 1-4 family	$202,440	$200,012
Commercial real estate	920,438	909,413

Other loans:
Home equity	90,418	86,932
Consumer	29,677	30,125
Commercial	254,415	258,007

Total	1,497,388	1,484,489

Allowance for credit losses	(16,410)	(16,440)
Total loans, net	$1,480,978	$1,468,049

Included in the above are loans guaranteed by U.S. government agencies totaling $20,366,000 and $23,215,000 at March 31, 2024 and  December 31, 2023, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

The following table provides allowance for credit losses activity for the three months ended March 31, 2024.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, December 31, 2023	$1,866	$10,691	$540	$304	$3,039	$16,440
Charge-offs	-	-	-	(1)	-	(1)
Recoveries	-	3	-	1	62	66
(Recapture) provision	(8)	(61)	(2)	-	(24)	(95)
Total ending allowance balance, March 31, 2024	$1,858	$10,633	$538	$304	$3,077	$16,410

The following table provides allowance for credit losses activity for the three months ended March 31, 2023.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, December 31, 2022, prior to adoption of ASC 326	$1,472	$9,037	$509	$342	$2,640	$14,000
Impact of adopting ASC 326	21	534	3	1	141	700
Charge-offs	-	-	-	(1)	-	(1)
Recoveries	6	5	-	1	10	22
Provision	81	156	1	1	40	279
Total ending allowance balance, March 31, 2023	$1,580	$9,732	$513	$344	$2,831	$15,000

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

Internal classification of the loan portfolio by amortized cost and based on year originated was as follows:

	March 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Loans
	(In Thousands)
RESIDENTIAL 1-4 FAMILY
Pass	$7,528	$27,785	$35,596	$22,639	$14,558	$40,845	$7,170	$156,121
Special Mention	-	-	928	-	-	225	-	1,153
Substandard	-	-	-	-	-	140	-	140
Total Residential 1-4 family	7,528	27,785	36,524	22,639	14,558	41,210	7,170	157,414
Current-period gross charge-offs	-	-	-	-	-	-	-	-
RESIDENTIAL 1-4 FAMILY CONSTRUCTION
Pass	3,065	17,902	20,466	2,836	-	-	-	44,269
Special Mention	-	-	757	-	-	-	-	757
Total Residential 1-4 family construction	3,065	17,902	21,223	2,836	-	-	-	45,026
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL REAL ESTATE
Pass	13,286	63,808	167,606	140,229	49,523	152,229	34,552	621,233
Special Mention	-	1,294	1,500	485	1,934	2,594	-	7,807
Substandard	-	-	-	-	-	3,412	-	3,412
Total Commercial real estate	13,286	65,102	169,106	140,714	51,457	158,235	34,552	632,452
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL CONSTRUCTION AND DEVELOPMENT
Pass	2,793	29,547	70,757	18,155	5,772	10,387	8,248	145,659
Special Mention	-	136	507	449	-	985	-	2,077
Substandard	-	-	-	-	4	-	-	4
Total Commercial construction and development	2,793	29,683	71,264	18,604	5,776	11,372	8,248	147,740
Current-period gross charge-offs	-	-	-	-	-	-	-	-
FARMLAND
Pass	2,770	19,317	34,473	19,355	21,219	37,619	3,956	138,709
Substandard	-	-	232	-	65	1,240	-	1,537
Total Farmland	2,770	19,317	34,705	19,355	21,284	38,859	3,956	140,246
Current-period gross charge-offs	-	-	-	-	-	-	-	-
HOME EQUITY
Pass	551	1,661	3,409	370	553	2,940	80,451	89,935
Special Mention	-	-	-	-	-	-	290	290
Substandard	-	-	-	-	-	104	89	193
Total Home Equity	551	1,661	3,409	370	553	3,044	80,830	90,418
Current-period gross charge-offs	-	-	-	-	-	-	-	-
CONSUMER
Pass	2,991	11,470	7,171	2,957	1,685	1,313	2,010	29,597
Special Mention	-	-	17	-	-	-	-	17
Substandard	-	-	7	-	32	22	2	63
Total Consumer	2,991	11,470	7,195	2,957	1,717	1,335	2,012	29,677
Current-period gross charge-offs	-	-	-	-	-	-	1	1
COMMERCIAL
Pass	7,517	32,550	22,418	21,234	19,587	8,303	23,055	134,664
Special Mention	-	24	98	18	124	244	2,399	2,907
Substandard	-	-	9	17	-	33	10	69
Total Commercial	7,517	32,574	22,525	21,269	19,711	8,580	25,464	137,640
Current-period gross charge-offs	-	-	-	-	-	-	-	-
AGRICULTURAL
Pass	9,724	33,050	12,353	6,664	4,656	2,108	45,837	114,392
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	104	168	186	55	970	900	2,383
Total Agricultural	9,724	33,154	12,521	6,850	4,711	3,078	46,737	116,775
Current-period gross charge-offs	-	-	-	-	-	-	-	-
TOTAL LOANS
Pass	$50,225	$237,090	$374,249	$234,439	$117,553	$255,744	$205,279	1,474,579
Special Mention	-	1,454	3,050	952	2,058	4,048	2,689	15,008
Substandard	-	104	1,173	203	156	5,921	1,001	7,801
Doubtful	-	-	-	-	-	-	-	-
Total	$50,225	$238,648	$378,472	$235,594	$119,767	$265,713	$208,969	$1,497,388

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total Loans
	(In Thousands)
RESIDENTIAL 1-4 FAMILY
Pass	$10,987	$15,696	$24,575	$38,738	$28,122	$30,938	$6,179	$155,235
Special Mention	-	-	-	940	-	228	-	1,168
Substandard	-	-	-	-	-	175	-	175
Total Residential 1-4 family	10,987	15,696	24,575	39,678	28,122	31,341	6,179	156,578
Current-period gross charge-offs	-	-	-	-	-	-	-	-
RESIDENTIAL 1-4 FAMILY CONSTRUCTION
Pass	-	-	6,088	21,889	14,700	-	-	42,677
Substandard	-	-	757	-	-	-	-	757
Total Residential 1-4 family construction	-	-	6,845	21,889	14,700	-	-	43,434
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL REAL ESTATE
Pass	55,820	50,408	141,407	154,941	63,174	103,620	31,122	600,492
Special Mention	2,593	1,948	493	1,512	1,314	-	-	7,860
Substandard	-	-	-	-	-	339	-	339
Total Commercial real estate	58,413	52,356	141,900	156,453	64,488	103,959	31,122	608,691
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL CONSTRUCTION AND DEVELOPMENT
Pass	6,900	6,399	19,500	80,061	31,149	3,762	8,285	156,056
Special Mention	-	-	441	511	134	990	-	2,076
Total Commercial construction and development	6,900	6,399	19,941	80,572	31,283	4,752	8,285	158,132
Current-period gross charge-offs	-	-	-	-	-	-	-	-
FARMLAND
Pass	9,551	21,728	19,795	36,291	19,452	29,551	4,480	140,848
Substandard	483	65	-	407	-	787	-	1,742
Total Farmland	10,034	21,793	19,795	36,698	19,452	30,338	4,480	142,590
Current-period gross charge-offs	-	-	-	-	-	-	-	-
HOME EQUITY
Pass	621	565	376	3,630	1,736	2,398	77,409	86,735
Substandard	-	-	-	-	-	107	90	197
Total Home Equity	621	565	376	3,630	1,736	2,505	77,499	86,932
Current-period gross charge-offs	-	-	-	-	-	-	-	-
CONSUMER
Pass	449	1,953	3,398	8,109	13,083	1,069	1,977	30,038
Special Mention	-	-	-	18	-	-	-	18
Substandard	-	37	-	8	-	22	2	69
Total Consumer	449	1,990	3,398	8,135	13,083	1,091	1,979	30,125
Current-period gross charge-offs	1	-	28	2	16	4	-	51
COMMERCIAL
Pass	2,834	20,496	22,804	23,581	31,661	6,354	21,914	129,644
Special Mention	-	25	33	109	-	98	2,741	3,006
Substandard	-	-	17	9	-	33	-	59
Total Commercial	2,834	20,521	22,854	23,699	31,661	6,485	24,655	132,709
Current-period gross charge-offs	-	-	26	-	-	8	-	34
AGRICULTURAL
Pass	1,473	5,818	7,241	16,856	40,176	1,517	50,461	123,542
Substandard	427	55	435	282	-	557	-	1,756
Total Agricultural	1,900	5,873	7,676	17,138	40,176	2,074	50,461	125,298
Current-period gross charge-offs	-	-	-	1	-	93	-	94
TOTAL LOANS
Pass	88,635	123,063	245,184	384,096	243,253	179,209	201,827	1,465,267
Special Mention	2,593	1,973	967	3,090	1,448	1,316	2,741	14,128
Substandard	910	157	1,209	706	-	2,020	92	5,094
Doubtful	-	-	-	-	-	-	-	-
Total	$92,138	$125,193	$247,360	$387,892	$244,701	$182,545	$204,660	$1,484,489

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

The following tables include information regarding delinquencies within the loan portfolio.

	March 31, 2024
	Loans Past Due and Still Accruing

		90 Days		Nonaccrual	Nonaccrual
	30-89 Days	and		Loans with	Loans with	Current	Total
	Past Due	Greater	Total	no ACL	ACL	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$700	$143	$843	$284	$-	$156,287	$157,414
Residential 1-4 family construction	-	-	-	757	-	44,269	45,026
Commercial real estate	692	1,341	2,033	340	-	630,079	632,452
Commercial construction and development	81	-	81	4	-	147,655	147,740
Farmland	38	429	467	1,603	-	138,176	140,246
Other loans:
Home equity	100	-	100	178	-	90,140	90,418
Consumer	97	-	97	60	15	29,505	29,677
Commercial	198	-	198	26	-	137,416	137,640
Agricultural	1,021	66	1,087	1,895	69	113,724	116,775
Total	$2,927	$1,979	$4,906	$5,147	$84	$1,487,251	$1,497,388

	December 31, 2023
	Loans Past Due and Still Accruing

		90 Days		Nonaccrual	Nonaccrual
	30-89 Days	and		Loans with	Loans with	Current	Total
	Past Due	Greater	Total	no ACL	ACL	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$305	$-	$305	$297	$-	$155,976	$156,578
Residential 1-4 family construction	-	-	-	757	-	42,677	43,434
Commercial real estate	697	-	697	340	-	607,654	608,691
Commercial construction and development	194	-	194	-	-	157,938	158,132
Farmland	404	26	430	1,982	1,734	138,444	142,590
Other loans:
Home equity	32	-	32	182	-	86,718	86,932
Consumer	115	-	115	45	15	29,950	30,125
Commercial	-	-	-	27	-	132,682	132,709
Agricultural	74	-	74	2,947	69	122,208	125,298
Total	$1,821	$26	$1,847	$6,577	$1,818	$1,474,247	$1,484,489

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

Interest income recognized on nonaccrual loans for the three months ended March 31, 2024 and 2023 is considered insignificant. Interest payments received on a cash basis related to nonaccrual loans were $414,000 at March 31, 2024 and $471,000 at  December 31, 2023.

The following tables presents the amortized cost basis of collateral-dependent loans by class of loans.

	March 31, 2024
	Real Estate	Business Assets	Other
	(In Thousands)
Real estate loans:
Residential 1-4 family	$352	$-	$-
Residential 1-4 family construction	757	-	-
Commercial real estate	43	1,641	-
Farmland	2,070	-	-
Other loans:
Home equity	43	-	-
Consumer	-	-	36
Commercial	-	17	-
Agricultural	-	3,044	-
Total	$3,265	$4,702	$36

	December 31, 2023
	Real Estate	Business Assets	Other
	(In Thousands)
Real estate loans:
Residential 1-4 family	$264	$-	$-
Residential 1-4 family construction	757	-	-
Commercial real estate	39	300	-
Farmland	4,116	-	-
Other loans:
Home equity	44	-	-
Consumer	-	-	36
Commercial	-	-	-
Agricultural	-	2,465	-
Total	$5,220	$2,765	$36

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

During the three months ended March 31, 2024, the Company did not modify any loans.

As of March 31, 2023, the Company modified one commercial real estate loan by consolidating two lines of credit and refinancing into one long term loan for ten years. The loan had amortized cost of $554,000 or 0.1%. There was no forgiveness of principal and the loan was current with its modified terms as of March 31, 2024.

NOTE 4. MORTGAGE SERVICING RIGHTS

The Company is servicing mortgage loans for the benefit of others which are not included in the condensed consolidated statements of financial condition and have unpaid principal balances of $2,054,635,000 and $2,066,505,000 at  March 31, 2024 and December 31, 2023, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $1,304,000 and $1,266,000 for the three months ended March 31, 2024 and 2023, respectively. These fees, net of amortization, are included in mortgage banking, net, which is a component of noninterest income on the condensed consolidated statements of income.

Custodial balances maintained in connection with the foregoing loan servicing are included in noninterest checking deposits and were $15,593,000 and $8,539,000 at  March 31, 2024 and December 31, 2023, respectively.

The following table is a summary of activity in mortgage servicing rights:

	As of or For the
	Three Months Ended
	March 31,
	2024	2023
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$15,853	$15,412
Mortgage servicing rights capitalized	252	863
Amortization of mortgage servicing rights	(367)	(400)
Ending balance	$15,738	$15,875

The fair values of these mortgage servicing rights were $20,733,000 and $20,388,000 at  March 31, 2024 and December 31, 2023, respectively. The fair value of mortgage servicing rights was determined at loan level, depending on the interest rate and term of the specific loan, using the following valuation assumptions:

	March 31,	December 31,
	2024	2023
Key assumptions:
Discount rate	12%	12%
Prepayment speed range	94-545%	104 - 526%
Weighted average prepayment speed	108%	119%

NOTE 5. DEPOSITS

Deposits are summarized as follows:

	March 31,	December 31,
	2024	2023
	(In Thousands)
Noninterest checking	$408,781	$418,727
Interest-bearing checking	217,654	211,101
Savings	229,248	230,711
Money market	339,796	330,274
Time certificates of deposit	440,120	444,382
Total	$1,635,599	$1,635,195

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

	March 31, 2024		December 31, 2023
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)
Subordinated debentures fixed at 5.50% to floating, due 2030	$15,000	$(210)	$15,000	$(219)
Subordinated debentures fixed at 3.50% to floating, due 2032	40,000	(908)	40,000	(937)
Subordinated debentures variable at 3-Month SOFR plus 1.68%, due 2035	5,155	-	5,155	-
Total other long-term debt	$60,155	$(1,118)	$60,155	$(1,156)

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

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at three-month LIBOR plus 1.42% until June 30, 2023, making the rate 6.20% as of  December 31, 2023. In December of 2022, Governors of the Federal Reserve System adopted final rule 12 C.F.R. Part 253, Regulation Implementing the Adjustable Interest Rate (LIBOR) Act. Rule 253 identified SOFR-benchmark rates to replace LIBOR in certain financial contracts after June 30, 2023. As a result, the variable rate for interest payable converted to three-month CME Term SOFR plus 1.68% beginning during the quarter ended March 31, 2024. The rate was 6.98% as of March 31, 2024. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date. The subordinated debentures qualify as Tier 1 capital for regulatory purposes.

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

Unrealized
(Losses) Gains
on Securities
Available-for-Sale
(In Thousands)
Balance at January 1, 2024	$(19,945)
Other comprehensive loss, before reclassifications and income taxes	(1,790)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax benefit	472
Total other comprehensive loss	(1,318)
Balance, March 31, 2024	$(21,263)

Balance, January 1, 2023	$(26,357)
Other comprehensive income, before reclassifications and income taxes	4,977
Amounts reclassified from accumulated other comprehensive loss, before income taxes	224
Income tax provision	(1,369)
Total other comprehensive income	3,832
Balance, March 31, 2023	$(22,525)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. EARNINGS PER COMMON SHARE

The computations of basic and diluted earnings per common share are as follows:

	Three Months Ended
	March 31,
	2024	2023
	(Dollars in Thousands, Except Per Share Data)
Basic weighted average shares outstanding	7,824,928	7,790,188
Dilutive effect of stock compensation	10,376	2,279
Diluted weighted average shares outstanding	7,835,304	7,792,467

Net income available to common shareholders	$1,898	$3,242

Basic earnings common per share	$0.24	$0.42

Diluted earnings per common share	$0.24	$0.42

Restricted stock units excluded from the diluted average outstanding share calculation because their effect would be anti-dilutive	21,698	11,625

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

Derivatives are summarized as follows:

	March 31, 2024			December 31, 2023
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$15,926	$-	$63	$15,670	$15	$-
Forward TBA mortgage-backed securities	10,000	-	19	12,000	-	75

Changes in the fair value of the derivatives are recorded in mortgage banking, net, within noninterest income on the condensed consolidated statements of income. Net losses of $22,000 and $117,000 were recorded for the three months ended March 31, 2024 and 2023, respectively.

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

	March 31, 2024
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency obligations	$-	$6,225	$-	$6,225
U.S. Treasury obligations	46,177	-	-	46,177
Municipal obligations	-	135,338	-	135,338
Corporate obligations	-	3,943	-	3,943
Mortgage-backed securities	-	25,264	-	25,264
Collateralized mortgage obligations	-	85,082	-	85,082
Asset-backed securities	-	9,198	-	9,198
Loans held-for-sale	-	9,612	-	9,612
Financial liabilities:
Forward TBA mortgage-backed securities	-	19	-	19
Interest rate lock commitments	-	-	63	63

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency obligations	$-	$6,543	$-	$6,543
U.S. Treasury obligations	46,815	-	-	46,815
Municipal obligations	-	137,950	-	137,950
Corporate obligations	-	3,905	-	3,905
Mortgage-backed securities	-	26,753	-	26,753
Collateralized mortgage obligations	-	86,568	-	86,568
Asset-backed securities	-	9,745	-	9,745
Loans held-for-sale	-	11,432	-	11,432
Interest rate lock commitments	-	-	15	15
Financial liabilities:
Forward TBA mortgage-backed securities	-	75	-	75

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

The following table summarizes financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

	March 31, 2024
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Collateral-dependent loans individually evaluated, net of ACL	$-	$-	$44	$44

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Collateral-dependent loans individually evaluated, net of ACL	$-	$-	$1,782	$1,782

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

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2024.

	Three Months Ended
	March 31,
	2024	2023
	Interest Rate Lock Commitments
	(In Thousands)
Beginning balance, January 1, 2024	$15	$(81)
Purchases and issuances	(140)	37
Sales and settlements	62	174
Ending balance, March 31, 2024	$(63)	$130
Unrealized (losses) gains related to items held at end of period	$(78)	$211

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

	March 31, 2024
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$20,917	$-	$-	$20,917	$20,917
FHLB stock	-	8,449	-	8,449	8,449
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,432,102	1,432,102	1,497,388
Mortgage servicing rights	-	-	20,733	20,733	15,738
Financial liabilities:
Non-maturing interest-bearing deposits	-	786,698	-	786,698	786,698
Time certificates of deposit	-	-	437,346	437,346	440,120
FHLB advances and other borrowings	-	-	177,540	177,540	177,540
Other long-term debt	-	-	57,464	57,464	60,155

	December 31, 2023
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$24,545	$-	$-	$24,545	$24,545
FHLB stock	-	9,191	-	9,191	9,191
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,416,203	1,416,203	1,484,489
Mortgage servicing rights	-	-	20,388	20,388	15,853
Financial liabilities:
Non-maturing interest-bearing deposits	-	772,086	-	772,086	772,086
Time certificates of deposit	-	-	441,939	441,939	444,382
FHLB advances and other borrowings	-	-	175,842	175,842	175,737
Other long-term debt	-	-	58,094	58,094	60,155

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and analysis provides information that management believes is necessary to understand Eagle's financial condition, changes in financial condition, results of operations, and cash flows for the three months ended March 31, 2024, as compared to 2023. The following should be read in conjunction with the Company's Consolidated Financial Statements, and accompanying Notes thereto, for the year ended December 31, 2023, included in Eagle's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 6, 2024, and in conjunction with the Condensed Consolidated Financial Statements, and accompanying Notes thereto, included in Part I - Item 1. Financial Statements. The results of operations for the three ended March 31, 2024, are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.

Executive Summary

The Company’s primary business activity is the ownership of its wholly owned subsidiary, Opportunity Bank of Montana (the “Bank”). The Bank is a Montana chartered commercial bank that focuses on consumer, commercial, and agricultural lending. It engages in typical banking activities: acquiring deposits from local markets and originating loans and investing in securities. Our earnings depend primarily on our level of net interest income, which is the difference between interest earned on our interest-earning assets, consisting primarily of loans and investment securities, and the interest paid on interest-bearing liabilities, consisting primarily of deposits, borrowed funds, and trust-preferred securities. Net interest income is a function of our interest rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities, as well as a function of the average balance of interest-earning assets compared to interest-bearing liabilities. Also contributing to our earnings is noninterest income, which consists primarily of service charges and fees on loan and deposit products and services, net gains and losses on sale of assets, and mortgage loan service fees. Net interest income and noninterest income are offset by provisions for loan losses, general administrative and other expenses, including salaries and employee benefits and occupancy and equipment costs, as well as by state and federal income tax expense.

The Bank has focused on diversifying the loan portfolio over the past decade, adding commercial and agricultural loans to the strong mortgage lending proficiency. Loan originations represented by single-family residential mortgages enabled the Bank to successfully market home equity loans, as well as a wide range of shorter-term consumer loans for various personal needs (automobiles, recreational vehicles, etc.). The Bank has grown the commercial loan portfolio in both real estate and non-real estate, and further added agricultural loans, which have a shorter term and slightly higher interest rate, through acquisitions. The purpose of diversification is to mitigate the Bank’s exposure to specific market segments, as well as to improve our ability to manage our interest rate spread. This has provided additional interest income and improved interest rate sensitivity. The Bank’s management recognizes that fee income will also enable it to be less dependent on specialized lending and it now maintains a significant loan serviced portfolio which provides a steady source of fee income. Fee income is also supplemented with fees generated from deposit accounts. The Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread. Non-maturity deposits and certificates of deposits do not automatically reprice as interest rates rise. Gain on sale of loans also provides significant noninterest income in periods of high mortgage loan origination volumes. Such income will be, and has recently been, adversely affected in periods of lower mortgage activity.

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee increased the federal funds target rate to 5.50% during the year ended December 31, 2023. The rate remained at 5.50% during the three months ended March 31, 2024.

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

Financial Condition

Comparisons of financial condition in this section are between March 31, 2024 and December 31, 2023.

Total assets were $2.08 billion at March 31, 2024, an increase of $408,000 from December 31, 2023. Loans receivable, net increased by $12.93 million from December 31, 2023. However, securities available-for-sale decreased $7.05 million, from December 31, 2023. Total liabilities were $1.91 billion at March 31, 2024, an increase of $733,000, from December 31, 2023. Total borrowings increased $1.84 million from December 31, 2023 and total deposits increased $404,000 from December 31, 2023. Total shareholders’ equity decreased $325,000 from December 31, 2023.

Financial Condition Details

Investment Activities

The following table summarizes investment activities:

	March 31,		December 31,
	2024		2023
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency obligations	$6,225	2.00%	$6,543	2.06%
U.S. Treasury obligations	46,177	14.84	46,815	14.71
Municipal obligations	135,338	43.48	137,950	43.34
Corporate obligations	3,943	1.27	3,905	1.23
Mortgage-backed securities	25,264	8.12	26,753	8.41
Collateralized mortgage obligations	85,082	27.33	86,568	27.20
Asset-backed securities	9,198	2.96	9,745	3.06
Total securities available-for-sale	$311,227	100.00%	$318,279	100.00%

Securities available-for-sale were $311.23 million at March 31, 2024, a decrease of $7.05 million, or 2.2%, from $318.28 million at December 31, 2023. The decrease was due to maturity, principal payments and call activity of $5.04 million and a decrease in fair value of $1.79 million.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	March 31,		December 31,
	2024		2023
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential 1-4 family (1)	$157,414	10.51%	$156,578	10.55%
Residential 1-4 family construction	45,026	3.01	43,434	2.93
Total residential 1-4 family	202,440	13.52	200,012	13.48

Commercial real estate	632,452	42.23	608,691	40.99
Commercial construction and development	147,740	9.87	158,132	10.65
Farmland	140,246	9.37	142,590	9.61
Total commercial real estate	920,438	61.47	909,413	61.25

Total real estate loans	1,122,878	74.99	1,109,425	74.73

Other loans:
Home equity	90,418	6.04	86,932	5.86
Consumer	29,677	1.98	30,125	2.03

Commercial	137,640	9.19	132,709	8.94
Agricultural	116,775	7.80	125,298	8.44
Total commercial loans	254,415	16.99	258,007	17.38

Total other loans	374,510	25.01	375,064	25.27

Total loans	1,497,388	100.00%	1,484,489	100.00%

Allowance for credit losses	(16,410)		(16,440)
Total loans, net	$1,480,978		$1,468,049

(1)	Excludes loans held-for-sale.

Loans receivable, net increased $12.93 million, or 0.9%, to $1.48 billion at March 31, 2024 from $1.47 billion at December 31, 2023. Total commercial real estate loans increased $11.03 million, total home equity loans increased $3.49 million, total residential loans increased $2.43 million, total commercial loans decreased $3.59 million and total consumer loans decreased $448,000.

Total loan originations were $106.50 million for the three months ended March 31, 2024. Total residential 1-4 family originations were $53.49 million, which includes $41.97 million of loans held-for-sale originations. Total commercial originations were $24.05 million. Total commercial real estate originations were $20.64 million. Home equity loan originations totaled $5.43 million. Consumer loan originations totaled $2.89 million.  Loans held-for-sale decreased by $1.82 million to $9.61 million at March 31, 2024 from $11.43 million at December 31, 2023.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for credit losses. Subsequent write-downs are recorded as a charge to operations. As of March 31, 2024 and December 31, 2023 there was no real estate owned and other repossessed property.

The following table sets forth information regarding nonperforming assets:

	March 31,	December 31,
	2024	2023
	(Dollars in Thousands)
Nonaccrual loans
Real estate loans:
Residential 1-4 family	$284	$297
Residential 1-4 family construction	757	757
Commercial real estate	340	340
Commercial construction and development	4	-
Farmland	1,603	3,716
Other loans:
Home equity	178	182
Consumer	75	60
Commercial	26	27
Agricultural	1,964	3,016
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	143	-
Commercial real estate	1,341	-
Farmland	429	26
Other loans:
Agricultural	66	-
Restructured loans:	-	-
Total nonperforming loans	7,210	8,421
Real estate owned and other repossessed property, net	-	5
Total nonperforming assets	$7,210	$8,426

Total nonperforming loans to total loans	0.48%	0.57%
Total nonperforming loans to total assets	0.35%	0.41%
Total nonaccrual loans to total loans	0.35%	0.57%
Total nonperforming assets to total assets	0.35%	0.41%

Nonaccrual loans as of March 31, 2024 and December 31, 2023 include $1.44 and $1.68 million, respectively of acquired loans that deteriorated subsequent to the acquisition date.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table includes the composition of the commercial real estate loan category:

	March 31,	December 31,
	2024	2023
	(In Thousands)
Non-owner occupied:
Multifamily	$87,232	$86,980
Industrial/warehouse	43,700	43,983
Office space	19,967	20,150
Lessors of nonresidential buildings	63,479	63,515
Hotels and other traveler accommodations	57,774	58,157
Construction and related industries	17,221	17,530
Wholesale and retail trade	12,792	14,575
Lessors of mini warehouses and self-storage units	14,372	13,959
Car washes	10,470	10,792
Healthcare and social assistance	10,807	10,206
Lessors of other real estate property	9,649	9,778
Bars and restaurants	5,470	5,565
Other real estate rental and leasing	6,128	4,877
Other	64,064	54,556
Total CRE non-owner occupied	423,125	414,623

Owner occupied:
Office space	40,668	40,657
Real estate leasing activities	41,794	28,998
Automotive related	22,921	22,241
Healthcare and social assistance	21,150	21,564
Bars and restaurants	14,816	14,954
Hospitality industry related	15,564	14,756
Wholesale and retail trade	17,651	13,861
Construction and related	12,057	11,840
Other	22,706	25,197
Total CRE owner occupied	209,327	194,068
Total commercial real estate	$632,452	$608,691

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	March 31,		December 31,
	2024		2023
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$408,781	24.99%	$418,727	25.61%
Interest-bearing checking	217,654	13.31	211,101	12.91
Savings	229,248	14.02	230,711	14.11
Money market	339,796	20.78	330,274	20.20
Total	1,195,479	73.10	1,190,813	72.83
Certificates of deposit accounts:
IRA certificates	24,069	1.47	22,960	1.40
Brokered certificates	50,000	3.06	72,168	4.41
Other certificates	366,051	22.37	349,254	21.36
Total certificates of deposit	440,120	26.90	444,382	27.17
Total deposits	$1,635,599	100.00%	$1,635,195	100.00%

Deposits increased slightly by $404,000, from December 31, 2023 to March 31, 2024. Money market increased by $9.52 million and interest-bearing checking increased by $6.55 million. However, noninterest checking decreased by $9.95 million and savings decreased by $1.46 million. Total certificates of deposit also decreased by $4.26 million. Brokered certificates of deposits decreased $22.17 million, which was largely offset by an increase in IRA and other certificates of deposits of $17.91 million.

The estimated amount of uninsured deposits was approximately $284.00 million or 17% of total deposits at March 31, 2024. compared to approximately $275.00 million of 17% at December 31, 2023.

The following table summarizes borrowing activity:

	March 31,		December 31,
	2024		2023
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings	$177,540	75.05%	$175,737	74.87%
Other long-term debt:
Subordinated debentures fixed at 5.50% to floating, due 2030	14,790	6.25	14,781	6.30
Subordinated debentures fixed at 3.50% to floating, due 2032	39,092	16.52	39,063	16.64
Subordinated debentures variable, due 2035	5,155	2.18	5,155	2.19
Total other long-term debt	59,037	24.95	58,999	25.13
Total borrowings	$236,577	100.00%	$234,736	100.00%

Total borrowings increased by $1.84 million, or 0.8%, to $236.58 million at March 31, 2024 from $234.74 million at December 31, 2023. The increase is due to a slight increase in FHLB advances and other borrowings.

Shareholders’ Equity

Total shareholders’ equity decreased by $325,000, or 0.2%, to $168.95 million at March 31, 2024 from $169.27 million at December 31, 2023. The decrease was primarily attributed to an increase in unrealized losses on securities available-for-sale of $1.32 million and dividends paid of $1.12 million, which was offset by net income of $1.90 million.

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

	For the Three Months Ended March 31,
	2024			2023
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investment securities	$314,129	$2,724	3.48%	$345,033	$2,843	3.34%
FHLB and FRB stock	13,323	247	7.44	10,303	107	4.21
Loans receivable(1)	1,499,293	21,942	5.87	1,366,766	17,737	5.26
Other earning assets	3,571	29	3.26	2,700	21	3.15
Total interest-earning assets	1,830,316	24,942	5.47	1,724,802	20,708	4.87
Noninterest-earning assets	236,263			222,289
Total assets	$2,066,579			$1,947,091

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$220,026	$46	0.08%	$252,667	$186	0.30%
Savings	220,131	35	0.06	259,565	35	0.05
Money market	338,715	2,025	2.40	353,748	946	1.08
Certificates of deposit	439,932	4,442	4.05	283,433	1,293	1.85
FHLB advances and other borrowings	181,188	2,497	5.53	96,525	1,142	4.80
Other long-term debt	59,024	683	4.64	58,873	678	4.67
Total interest-bearing liabilities	1,459,016	9,728	2.67	1,304,811	4,280	1.33
Noninterest checking	406,966			456,153
Other noninterest-bearing liabilities	37,960			23,849
Total liabilities	1,903,942			1,784,813

Total equity	162,637			162,278

Total liabilities and equity	$2,066,579			$1,947,091
Net interest income/interest rate spread(2)		$15,214	2.80%		$16,428	3.54%

Net interest margin(3)			3.33%			3.86%
Total interest-earning assets to interest-bearing liabilities			125.45%			132.19%

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

	For the Three Months Ended March 31,
	2024			2023
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities	$(255)	$136	$(119)	$342	$1,204	$1,546
FHLB and FRB stock	31	109	140	75	(27)	48
Loans receivable(1)	1,720	2,485	4,205	4,583	1,781	6,364
Other earning assets	7	1	8	(37)	19	(18)
Total interest-earning assets	1,503	2,731	4,234	4,963	2,977	7,940

Interest-bearing liabilities:
Checking	(24)	(116)	(140)	3	170	173
Savings	(5)	5	-	5	(1)	4
Money Market	(40)	1,119	1,079	39	715	754
Certificates of deposit	714	2,435	3,149	71	1,146	1,217
FHLB advances and other borrowings	1,002	353	1,355	447	689	1,136
Other long-term debt	2	3	5	(34)	107	73
Total interest-bearing liabilities	1,649	3,799	5,448	531	2,826	3,357

Change in net interest income	$(146)	$(1,068)	$(1,214)	$4,432	$151	$4,583

(1) Includes loans held-for-sale.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2024 and 2023

Net Income. Eagle’s net income for the three months ended March 31, 2024 was $1.90 million compared to $3.24 million for the three months ended March 31, 2023. The decrease of $1.34 million was due to a decrease in net interest income after provision for credit losses of $800,000 and noninterest income of $719,000. Noninterest expense also increased $500,000. These decreases were partially offset by a decrease in the provision for income taxes of $675,000. Basic and diluted earnings per common share were both $0.24 for the current period. Basic and diluted earnings per common share were both $0.42 for the prior year comparable period.

Net Interest Income. Net interest income decreased to $15.21 million for the three months ended March 31, 2024, from $16.43 million for the same quarter in the prior year. The decrease of $1.22 million, or 7.4%, was the result of an increase in interest expense of $5.45 million largely offset by an increase in interest and dividend income of $4.23 million.

Interest and Dividend Income. Interest and dividend income was $24.94 million for the three months ended March 31, 2024 compared to $20.71 million for the three months ended March 31, 2023. The increase of $4.23 million, or 20.4% was driven by interest and fees on loans which increased to $21.94 million for the three months ended March 31, 2024 from $17.74 million for the three months ended March 31, 2023. The increase in interest and fees on loans was due to an increase in the average yield on loans, as well as an increase in the average balance of loans. The average interest rate earned on loans receivable increased by 61 basis points, from 5.26% for the three months ended March 31, 2023 to 5.87% for the current period. Interest accretion on purchased loans was $118,000 for the three months ended March 31, 2024 which resulted in a 3 basis point increase in net interest margin compared to $354,000 for the three months ended March 31, 2023 which resulted in an 8 basis point increase in net interest margin. Average balances for loans receivable, including loans held-for-sale, for the three months ended March 31, 2024 were $1.50 billion, compared to $1.37 million for the prior year period. This represents an increase of $132.52 million, or 9.7% and was impacted by organic growth.

Interest Expense. Total interest expense was $9.73 million for the three months ended March 31, 2024 compared to $4.28 million for the three months ended March 31, 2023. The increase of $5.45 million was due to an increase of $4.09 million in interest expense on deposits, as well as a net increase of $1.36 million in interest expense on total borrowings. The overall average rate on total deposits was up from 0.62% for the three months ended March 31, 2023 compared to 1.62% for the three months ended March 31, 2024. In addition, the average balance for total deposits was $1.63 billion for the three months ended March 31, 2024 compared to $1.61 billion for the three months ended March 31, 2023. The increase in interest expense on total borrowings was driven by the average balance of FHLB advances and other borrowings, which increased from $96.53 million for the three months ended March 31, 2023 to $181.19 million for the three months ended March 31, 2024. Short-term borrowings have increased to fund loan growth. In addition, the average rate paid on FHLB advances and other borrowings increased from 4.80% for the three months ended March 31, 2023, to 5.53% for the three months ended March 31, 2024.

Provision for Credit Losses. The Company recorded a recapture in its provision for credit losses of $135,000 for the three months ended March 31, 2024, compared to $279,000 in provision for credit losses for the three months ended March 31, 2023. The recapture in provision for credit losses for three months ended March 31, 2024 includes a recapture in provision for credit losses on loans of $95,000 and a decrease in the provision for unfunded commitments of $40,000.

Noninterest Income. Total noninterest income was $3.95 million for the three months ended March 31, 2024 compared to $4.67 million for the three months ended March 31, 2023. The decrease of $719,000, or 15.4% was largely due to a decrease in mortgage banking, net, of $873,000. Mortgage banking, net, includes net gain on sale of mortgage loans which decreased to $1.41 million for the three months ended March 31, 2024 compared to $2.20 million for the three months ended March 31, 2023. During the three months ended March 31, 2024, $43.56 million residential mortgage loans were sold compared to $62.39 million in the same period in the prior year. Mortgage volumes continue to be impacted by the current interest rate environment. Gross margin levels decreased 28 basis points from 3.53% for the three months ended March 31, 2023 to 3.25% for the three months ended March 31, 2024.

Noninterest Expense. Noninterest expense was $17.03 million for the three months ended March 31, 2024 compared to $16.53 million for the three months ended March 31, 2023, an increase of $500,000 or 3.0%. The increase was primarily related to an increase in data processing due to core system expenses.

Provision for Income Taxes. Provision for income taxes was $370,000 for the three months ended March 31, 2024, compared to $1.05 million for the three months ended March 31, 2023 due to the increase in proportion of tax-exempt income compared to the pretax earnings. In addition, the effective tax rate for the current period includes tax credits and other benefits related to investments in low-income housing tax credit projects. The effective tax rate was 16.3% for the current period, decreasing from 24.4% for the prior period.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity

The Bank is required by regulation to maintain sufficient levels of liquidity for safety and soundness purposes. Appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0% and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of March 31, 2024 and December 31, 2023.

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

The Company's available borrowing capacity was approximately $418.15 million as of March 31, 2024 and $398.50 million as of December 31, 2023.

	March 31,		December 31,
	2024		2023
	Borrowings	Remaining Borrowing	Borrowings	Remaining Borrowing
	Outstanding	Capacity	Outstanding	Capacity
	(Dollars in Thousands)
Federal Home Loan Bank advances	$157,540	$286,398	$175,737	$266,017
Federal Reserve Bank discount window	-	31,753	-	32,472
Federal Reserve Bank Term Funding Program	20,000
Correspondent bank lines of credit	-	100,000	-	100,000
Total	$177,540	$418,151	$175,737	$398,489

During the first quarter of 2023, the FRB offered a new Bank Term Funding Program ("BTFP") for eligible depository institutions. The BTFP offers loans of up to one year in length to institutions pledging collateral eligible for purchase by FRB such as U.S. treasuries, agency securities, and mortgage-backed securities. These assets will be valued at par. In March of 2024, the Company accessed borrowings through the BTFP.

In addition to bank level liquidity management, Eagle must manage liquidity at the parent company level for various operating needs, including the servicing of debt, the payment of dividends on our common stock, share repurchases, payment of general corporate expense, and potential capital infusions into subsidiaries. The primary source of liquidity for Eagle consists of dividends from the Bank, which is governed by certain rules and regulations of the Montana Division of Banking and Financial Institutions and the Federal Reserve, and access to capital markets. Eagle has a $15.00 million line of credit with a correspondent bank. There was no outstanding balance for this line of credit at March 31, 2024 or December 31, 2023. Eagle's ability to receive dividends from the Bank in future periods will depend on several factors, including, without limitation, the Bank's future profits, asset quality, liquidity, and overall condition. In addition, both the Montana Division of Banking and Financial Institutions and Federal Reserve may require approval to pay dividends, based on certain regulatory statutes and limitations.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

As of March 31, 2024, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 300 basis point rise in interest rates scenario, decreased the economic value of equity (“EVE”) by 1.5% compared to a decrease of 1.9% at December 31, 2023. A 300 basis point decrease in interest rates scenario, decreased EVE by 11.1% compared to a decrease of 18.2% at December 31, 2023. The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

The Bank's regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed "well capitalized" pursuant to State of Montana and FRB rules as of March 31, 2024. The Bank's actual capital amounts and ratios as of March 31, 2024 are presented in the table below and all of the ratios, with the exception of the Tier 1 capital adjusted total average assets ratio, include the capital conservation buffer of 2.50%.

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2024:
Total risk-based capital to risk weighted assets	$221,691	13.17%	$176,779	10.50%	$168,361	10.00%

Tier 1 capital to risk weighted assets	204,031	12.12	143,107	8.50	134,689	8.00

Common equity Tier 1 capital to risk weighted assets	204,031	12.12	117,853	7.00	109,435	6.50

Tier 1 capital to adjusted total average assets	204,031	9.91	82,333	4.00	102,916	5.00

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2023:
Total risk-based capital to risk weighted assets	$218,909	13.01%	$176,692	10.50%	$168,278	10.00%

Tier 1 capital to risk weighted assets	201,179	11.96	143,037	8.50	134,623	8.00

Common equity Tier 1 capital to risk weighted assets	201,179	11.96	117,795	7.00	109,381	6.50

Tier 1 capital to adjusted total average assets	201,179	9.75	82,569	4.00	103,212	5.00

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

The Bank has established acceptable levels of interest rate risk as follows for an instantaneous and permanent shock in rates: projected net interest income over the next twelve months (i.e. year-1) will not be reduced by more than 15% given an immediate increase or decrease in interest rates of up to 300 basis points, and the subsequent twelve months (i.e. year-2) will not be reduced by more than 20.0% given an immediate increase or decrease in interest rates of up to 300 basis points.

The following table includes the Bank’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity		Policy	Policy
Interest Rates	As of March 31, 2024		Limits	Limits
(Basis Points)	Year 1	Year 2	Year 1	Year 2

+300	-11.2%	6.3%	-15.0%	-20.0%
+200	-7.4%	7.4%	-15.0%	-15.0%
+100	-3.3%	9.7%	-10.0%	-10.0%
-100	4.2%	12.0%	-10.0%	-10.0%
-200	7.9%	12.2%	-15.0%	-15.0%
-300	10.7%	11.0%	-15.0%	-20.0%

Critical Accounting Policies and Estimates

The accounting and financial reporting policies of Eagle are in accordance with generally accepted accounting principles ("GAAP") and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Eagle has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for credit losses and business combinations. In determining which accounting policies are critical in nature, Eagle has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee on a periodic basis, including the development, selection, implementation, and disclosure of the critical accounting policies. The application of these policies has a significant impact on Eagle’s unaudited interim consolidated financial statements. Eagle’s financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 – Organization and Summary of Significant Accounting Policies" in Eagle’s 2023 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. There have been no significant changes to the accounting policies, estimates, and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Eagle’s 2023 Form 10-K.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item has been omitted based on Eagle’s status as a smaller reporting company.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of March 31, 2024, our disclosure controls and procedures were effective. During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors

There have not been any material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 18, 2024, Eagle's Board of Directors (the "Board") authorized the repurchase of up to 400,000 shares of its common stock beginning May 1, 2024. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend on market conditions and other corporate considerations. The plan expires on May 1, 2025.

On April 20, 2023, the Board authorized the repurchase of up to 400,000 shares of its common stock beginning May 1, 2023. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend on market conditions and other corporate considerations. During the second quarter of 2023, 17,901 shares were purchased under this plan at an average price of $12.89. No shares were purchased during the third or fourth quarter of 2023 under this plan. No shares were purchased during the first quarter of 2024 under this plan. The plan expires on May 1, 2024.

On April 21, 2022, the Board authorized the repurchase of up to 400,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchased its shares and the timing of such repurchases depended on market conditions and other corporate considerations. During the second quarter of 2022, 5,000 shares were purchased under this plan at an average price of $19.75. During the third quarter of 2022, 99,517 shares were purchased under this plan at an average price of $19.45. During the fourth quarter of 2022, 6,608 shares were purchased under this plan at an average price of $18.80. No shares were purchased during the first quarter of 2023 under this plan. The plan expired on April 21, 2023.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part II - OTHER INFORMATION - continued

Item 5.	Other Information.

During the three months ended March 31, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

(1) These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP MONTANA, INC.

Date: May 8, 2024	By:	/s/ Laura F. Clark
Laura F. Clark
President/CEO

Date: May 8, 2024	By:	/s/ Miranda J. Spaulding
Miranda J. Spaulding
SVP/CFO