Form 10-Q
period 2024-06-30
Eagle Bancorp Montana, Inc.
filed 2024-08-08
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024

true

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

●

local, regional, national and international economic and market conditions and events, including the ability of the U.S. Congress to increase the U.S. statutory debt limit, as needed, as well as the impact of the 2024 U.S. presidential election, and the impact they may have on us, our customers and our assets and liabilities;

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS:
Cash and due from banks	$22,361	$23,243
Interest-bearing deposits in banks	1,401	1,302
Total cash and cash equivalents	23,762	24,545

Securities available-for-sale, at fair value (amortized cost of $335,210 at June 30, 2024 and $345,355 at December 31, 2023)	306,869	318,279
Federal Home Loan Bank ("FHLB") stock	10,136	9,191
Federal Reserve Bank ("FRB") stock	4,131	4,131
Mortgage loans held-for-sale, at fair value	10,518	11,432
Loans receivable, net of allowance for credit losses of $16,830 at June 30, 2024 and $16,440 at December 31, 2023	1,500,663	1,468,049
Accrued interest and dividends receivable	13,195	12,485
Mortgage servicing rights, net	15,614	15,853
Assets held-for-sale, at cost	257	-
Premises and equipment, net	98,397	94,282
Cash surrender value of life insurance, net	48,529	47,939
Goodwill	34,740	34,740
Core deposit intangible, net	5,168	5,880
Other assets	26,976	28,860

Total assets	$2,098,955	$2,075,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	June 30,	December 31,
	2024	2023
LIABILITIES:
Deposit accounts:
Noninterest-bearing	$400,113	$418,727
Interest-bearing	1,218,752	1,216,468
Total deposits	1,618,865	1,635,195

Accrued expenses and other liabilities	35,804	36,462
FHLB advances and other borrowings	215,050	175,737
Other long-term debt:
Principal amount	60,155	60,155
Unamortized debt issuance costs	(1,081)	(1,156)
Total other long-term debt, net	59,074	58,999

Total liabilities	1,928,793	1,906,393

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 20,000,000 shares authorized; 8,507,429 shares issued at June 30, 2024 and December 31, 2023; 8,016,784 shares outstanding at June 30, 2024 and December 31, 2023)	85	85
Additional paid-in capital	108,962	108,819
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(4,297)	(4,583)
Treasury stock, at cost (490,645 shares at June 30, 2024 and December 31, 2023)	(11,124)	(11,124)
Retained earnings	97,413	96,021
Accumulated other comprehensive loss, net of tax	(20,877)	(19,945)
Total shareholders' equity	170,162	169,273

Total liabilities and shareholders' equity	$2,098,955	$2,075,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$22,782	$19,137	$44,724	$36,874
Securities available-for-sale	2,631	2,949	5,355	5,792
FHLB and FRB dividends	264	161	511	268
Other interest income	145	25	174	46
Total interest and dividend income	25,822	22,272	50,764	42,980

INTEREST EXPENSE:
Deposits	6,884	4,155	13,432	6,615
FHLB advances and other borrowings	2,625	2,179	5,122	3,321
Other long-term debt	681	674	1,364	1,352
Total interest expense	10,190	7,008	19,918	11,288

NET INTEREST INCOME	15,632	15,264	30,846	31,692

Provision for credit losses	412	319	277	598

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	15,220	14,945	30,569	31,094

NONINTEREST INCOME:
Service charges on deposit accounts	428	527	828	866
Mortgage banking, net	2,417	3,864	4,594	6,914
Interchange and ATM fees	640	641	1,203	1,218
Appreciation in cash surrender value of life insurance	320	503	608	783
Net gain (loss) on sale of available-for-sale securities	-	2	-	(222)
Other noninterest income	464	667	988	1,316
Total noninterest income	$4,269	$6,204	$8,221	$10,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
NONINTEREST EXPENSE:
Salaries and employee benefits	$10,273	$11,084	$19,991	$20,777
Occupancy and equipment expense	2,104	2,071	4,203	4,144
Data processing	1,382	1,572	2,907	2,784
Advertising	316	309	569	590
Amortization	348	397	717	815
Loan costs	412	464	810	909
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	284	393	583	561
Professional and examination fees	423	592	907	1,076
Other noninterest expense	1,765	1,908	3,653	3,667
Total noninterest expense	17,307	18,790	34,340	35,323

INCOME BEFORE PROVISION FOR INCOME TAXES	2,182	2,359	4,450	6,646

Provision for income taxes	444	344	814	1,389

NET INCOME	$1,738	$2,015	$3,636	$5,257

BASIC EARNINGS PER COMMON SHARE	$0.22	$0.26	$0.46	$0.67

DILUTED EARNINGS PER COMMON SHARE	$0.22	$0.26	$0.46	$0.67

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

NET INCOME	$1,738	$2,015	$3,636	$5,257

OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS) BEFORE TAX:
Change in fair value of investment securities available-for-sale	524	(1,624)	(1,265)	3,353
Reclassification for net realized (gains) losses on investment securities available-for-sale	-	(2)	-	222
Total other comprehensive income (loss)	524	(1,626)	(1,265)	3,575

Income tax (provision) benefit related to securities available-for-sale	(138)	428	333	(941)

COMPREHENSIVE INCOME	$2,124	$817	$2,704	$7,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the six months ended June 30, 2024 and 2023

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	(LOSS) INCOME	TOTAL

Balance at April 1, 2024	$-	$85	$108,893	$(4,440)	$(11,124)	$96,797	$(21,263)	$168,948
Net income	-	-	-	-	-	1,738	-	1,738
Other comprehensive income	-	-	-	-	-	-	386	386
Dividends paid ($0.1400 per share)	-	-	-	-	-	(1,122)	-	(1,122)
Stock compensation expense	-	-	135	-	-	-	-	135
ESOP shares allocated (5,997 shares)	-	-	(66)	143	-	-	-	77
Balance at June 30, 2024	$-	$85	$108,962	$(4,297)	$(11,124)	$97,413	$(20,877)	$170,162

Balance at April 1, 2023	$-	$85	$109,265	$(5,013)	$(11,343)	$92,547	$(22,525)	$163,016
Net income	-	-	-	-	-	2,015	-	2,015
Other comprehensive loss	-	-	-	-	-	-	(1,198)	(1,198)
Dividends paid ($0.1375 per share)	-	-	-	-	-	(1,100)	-	(1,100)
Stock compensation expense	-	-	144	-	-	-	-	144
ESOP shares allocated (5,997 shares)	-	-	(64)	143	-	-	-	79
Treasury stock purchased (17,901 shares at $12.89 average cost per share)	-	-	-	-	(231)	-	-	(231)
Balance at June 30, 2023	$-	$85	$109,345	$(4,870)	$(11,574)	$93,462	$(23,723)	$162,725

Balance at January 1, 2024	$-	$85	$108,819	$(4,583)	$(11,124)	$96,021	$(19,945)	$169,273
Net income	-	-	-	-	-	3,636	-	3,636
Other comprehensive loss	-	-	-	-	-	-	(932)	(932)
Dividends paid ($0.2800 per share)	-	-	-	-	-	(2,244)	-	(2,244)
Stock compensation expense	-	-	270	-	-	-	-	270
ESOP shares allocated (11,994 shares)	-	-	(127)	286	-	-	-	159
Balance at June 30, 2024	$-	$85	$108,962	$(4,297)	$(11,124)	$97,413	$(20,877)	$170,162

Balance at January 1, 2023	$-	$85	$109,164	$(5,156)	$(11,343)	$92,023	$(26,357)	$158,416
Net income	-	-	-	-	-	5,257	-	5,257
New credit standard (Topic 326) - impact in year of adoption	-	-	-	-	-	(1,616)	-	(1,616)
Other comprehensive income	-	-	-	-	-	-	2,634	2,634
Dividends paid ($0.275 per share)	-	-	-	-	-	(2,202)	-	(2,202)
Stock compensation expense	-	-	289	-	-	-	-	289
ESOP shares allocated (11,994 shares)	-	-	(108)	286	-	-	-	178
Treasury stock purchased (17,901 shares at $12.89 average cost per share)	-	-	-	-	(231)	-	-	(231)
Balance at June 30, 2023	$-	$85	$109,345	$(4,870)	$(11,574)	$93,462	$(23,723)	$162,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,636	$5,257
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	277	598
Depreciation	2,596	1,901
Net amortization of investment securities premiums and discounts	532	533
Amortization of mortgage servicing rights	838	886
Amortization of right-of-use assets	262	341
Amortization of core deposit intangibles	717	815
Compensation expense related to restricted stock awards	270	289
ESOP compensation expense for allocated shares	159	178
Net gain on sale of loans	(3,014)	(4,960)
Originations of loans held-for-sale	(96,314)	(161,384)
Proceeds from sales of loans held-for-sale	99,644	152,213
Net realized loss on sales of available-for-sale securities	-	222
Net appreciation in cash surrender value of life insurance	(608)	(588)
Net change in:
Accrued interest and dividends receivable	(710)	90
Other assets	150	(4,768)
Accrued expenses and other liabilities	1,951	(663)
Net cash provided by (used in) operating activities	10,386	(9,040)

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	-	34,020
Maturities, principal payments and calls	9,337	20,265
Purchases	-	(28,126)
FHLB stock redeemed	(945)	(5,010)
Loan origination and principal collection, net	(32,945)	(68,608)
Proceeds from bank owned life insurance	-	765
Proceeds from sale of premises and equipment	62	979
Purchases of premises and equipment, net	(7,417)	(6,590)
Net cash used in investing activities	$(31,908)	$(52,305)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	$(16,330)	$(56,905)
Net short-term advances on FHLB and other borrowings	19,313	121,866
Advances on long-term FHLB and other borrowings	20,000	-
Purchase of treasury stock	-	(231)
Dividends paid	(2,244)	(2,202)
Net cash provided by financing activities	20,739	62,528

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(783)	1,183

CASH AND CASH EQUIVALENTS, beginning of period	24,545	21,811

CASH AND CASH EQUIVALENTS, end of period	$23,762	$22,994

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$18,817	$8,612
Cash paid during the period for income taxes, net of refund	194	2,014

NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in fair value of securities available-for-sale	$(1,265)	$3,575
Mortgage servicing rights recognized	599	975
Loans transferred to real estate and other assets acquired in foreclosure	4	-
Right-of-use assets obtained in exchange for lease liabilities	(151)	3
Commitments to invest in Low-Income Housing Tax Credit projects	(2,390)	4,972
Cumulative effect adjustment to retained earnings due to adoption of Topic 326	-	(1,616)

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

In March 2021, the Bank established a subsidiary, Opportunity Housing Fund, LLC ("OHF"), to invest in Low-Income Housing Tax Credit ("LIHTC") projects. The LIHTC program is designed to encourage capital investment in construction and rehabilitation of low-income housing. Tax credits are allowable over a 10-year period. Amortizing investments in LIHTC projects are included in other assets on the consolidated statements of financial condition and totaled $7,250,000 and $7,644,000 as of June 30, 2024 and December 31, 2023, respectively. Outstanding funding obligations for LIHTC projects are included in accrued expenses and other liabilities on the condensed consolidated financial statements of condition and totaled $270,000 and $2,660,000 as of June 30, 2024 and December 31, 2023, respectively.

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

The results of operations for the six-month period ended  June 30, 2024 are not necessarily indicative of the results to be expected for the year ending  December 31, 2024 or any other period. In preparing condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses ("ACL"), mortgage servicing rights, the fair value of financial instruments, the valuation of goodwill and deferred tax assets and liabilities.

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

Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2024 for recognition and/or disclosure.

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

NOTE 2. INVESTMENT SECURITIES

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	June 30, 2024					December 31, 2023
		Gross					Gross
	Amortized	Unrealized			Fair	Amortized	Unrealized			Fair
	Cost	Gains	(Losses)	ACL	Value	Cost	Gains	(Losses)	ACL	Value
	(In Thousands)
Available-for-Sale:
U.S. government and agency obligations	$5,598	$97	$(179)	$-	$5,516	$6,574	$121	$(152)	$-	$6,543
U.S. Treasury obligations	52,549	-	(6,132)	-	46,417	52,505	-	(5,690)	-	46,815
Municipal obligations	147,434	71	(12,698)	-	134,807	149,168	460	(11,678)	-	137,950
Corporate obligations	4,247	-	(330)	-	3,917	4,245	-	(340)	-	3,905
Mortgage-backed securities	25,924	4	(1,552)	-	24,376	28,426	-	(1,673)	-	26,753
Collateralized mortgage obligations	91,017	-	(7,717)	-	83,300	94,709	-	(8,141)	-	86,568
Asset-backed securities	8,441	98	(3)	-	8,536	9,728	32	(15)	-	9,745
Total	$335,210	$270	$(28,611)	$-	$306,869	$345,355	$613	$(27,689)	$-	$318,279

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES – continued

Proceeds from sale of available-for sale securities and the associated realized gains and losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In Thousands)
Proceeds from sale of available-for-sale securities	$-	$11,247	$-	$34,020

Gross realized gain on sale of available-for-sale securities	-	49	-	69
Gross realized loss on sale of available-for-sale securities	-	(47)	-	(291)
Net realized gain (loss) on sale of available-for-sale securities	$-	$2	$-	$(222)

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2024
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$8,901	$8,766
Due from one to five years	36,397	33,021
Due from five to ten years	73,455	63,789
Due after ten years	99,516	93,617
	218,269	199,193
Mortgage-backed securities	25,924	24,376
Collateralized mortgage obligations	91,017	83,300
Total	$335,210	$306,869

As of  June 30, 2024 and December 31, 2023, securities with a fair value of $39,611,000 and $23,076,000, respectively, were pledged to secure public deposits, Bank Term Funding Program borrowings through the Federal Reserve Bank, and for other purposes required or permitted by law.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	June 30, 2024
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency obligations	$-	$-	$1,757	$(179)
U.S. Treasury obligations	-	-	46,416	(6,132)
Municipal obligations	25,505	(349)	100,953	(12,349)
Corporate obligations	-	-	3,917	(330)
Mortgage-backed securities and collateralized mortgage obligations	823	(2)	103,591	(9,267)
Asset-backed securities	277	(3)	-	-
Total	$26,605	$(354)	$256,634	$(28,257)

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

As of  June 30, 2024 and December 31, 2023, there were, respectively, 296 and 286 securities in unrealized loss positions. Based on analysis of available-for-sale debt securities with unrealized losses as of June 30, 2024, the Company determined the decline in value was unrelated to credit losses and was primarily caused by changes in interest rates and market spreads subsequent to the initial purchase of the securities. Management does not intend to sell and the Company is not likely to be required to sell these securities prior to maturity. As a result, no ACL was recorded on available-for-sale securities at June 30, 2024 and  December 31, 2023. As part of this determination, consideration was given to the extent to which fair value was less than amortized cost, adverse security ratings by a rating agency and other factors.

NOTE 3. LOANS RECEIVABLE

Loans receivable consisted of the following:

	June 30,	December 31,
	2024	2023
	(In Thousands)
Real estate loans:
Residential 1-4 family	$207,281	$200,012
Commercial real estate	907,106	909,413

Other loans:
Home equity	93,213	86,932
Consumer	29,118	30,125
Commercial	280,775	258,007

Total	1,517,493	1,484,489

Allowance for credit losses	(16,830)	(16,440)
Total loans, net	$1,500,663	$1,468,049

Included in the above are loans guaranteed by U.S. government agencies totaling $18,899,000 and $23,215,000 at June 30, 2024 and  December 31, 2023, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

The following table provides allowance for credit losses activity for the three months ended June 30, 2024.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, March 31, 2024	$1,858	$10,633	$538	$304	$3,077	$16,410
Charge-offs	-	-	-	(12)	-	(12)
Recoveries	-	7	-	1	2	10
Provision	40	292	16	2	72	422
Total ending allowance balance, June 30, 2024	$1,898	$10,932	$554	$295	$3,151	$16,830

The following table provides allowance for credit losses activity for the six months ended June 30, 2024.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, December 31, 2023	$1,866	$10,691	$540	$304	$3,039	$16,440
Charge-offs	-	-	-	(13)	-	(13)
Recoveries	-	10	-	2	64	76
Provision	32	231	14	2	48	327
Total ending allowance balance, June 30, 2024	$1,898	$10,932	$554	$295	$3,151	$16,830

The following table provides allowance for credit losses activity for the three months ended June 30, 2023.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, March 31, 2023	$1,580	$9,732	$513	$344	$2,831	$15,000
Charge-offs	-	-	-	(29)	(26)	(55)
Recoveries	189	6	9	-	2	206
Provision	17	273	4	3	112	409
Total ending allowance balance, June 30, 2023	$1,786	$10,011	$526	$318	$2,919	$15,560

The following table provides allowance for credit losses activity for the six months ended June 30, 2023.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, December 31, 2022, prior to adoption of ASC 326	$1,472	$9,037	$509	$342	$2,640	$14,000
Impact of adopting ASC 326	21	534	3	1	141	700
Charge-offs	-	-	-	(30)	(26)	(56)
Recoveries	195	11	9	1	12	228
Provision	98	429	5	4	152	688
Total ending allowance balance, June 30, 2023	$1,786	$10,011	$526	$318	$2,919	$15,560

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

Internal classification of the loan portfolio by amortized cost and based on year originated was as follows:

	June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Loans
	(In Thousands)
RESIDENTIAL 1-4 FAMILY
Pass	$12,624	$26,366	$35,339	$22,006	$14,291	$38,815	$6,538	$155,979
Special Mention	-	-	690	-	-	-	-	690
Substandard	-	-	-	-	-	384	-	384
Total Residential 1-4 family	12,624	26,366	36,029	22,006	14,291	39,199	6,538	157,053
Current-period gross charge-offs	-	-	-	-	-	-	-	-
RESIDENTIAL 1-4 FAMILY CONSTRUCTION
Pass	10,329	17,782	20,386	974	-	-	-	49,471
Substandard	-	-	-	757	-	-	-	757
Total Residential 1-4 family construction	10,329	17,782	20,386	1,731	-	-	-	50,228
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL REAL ESTATE
Pass	22,030	63,315	167,783	133,908	47,244	145,672	37,010	616,962
Special Mention	-	-	1,487	-	1,802	-	-	3,289
Substandard	-	508	-	477	-	6,090	-	7,075
Total Commercial real estate	22,030	63,823	169,270	134,385	49,046	151,762	37,010	627,326
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL CONSTRUCTION AND DEVELOPMENT
Pass	7,958	29,194	65,850	11,730	5,607	10,221	4,938	135,498
Special Mention	-	-	502	-	-	-	-	502
Substandard	-	-	446	-	2	979	-	1,427
Total Commercial construction and development	7,958	29,194	66,798	11,730	5,609	11,200	4,938	137,427
Current-period gross charge-offs	-	-	-	-	-	-	-	-
FARMLAND
Pass	10,373	18,929	30,867	18,927	20,894	36,450	4,471	140,911
Special Mention	-	-	734	209	-	-	-	943
Substandard	-	-	-	214	65	220	-	499
Total Farmland	10,373	18,929	31,601	19,350	20,959	36,670	4,471	142,353
Current-period gross charge-offs	-	-	-	-	-	-	-	-
HOME EQUITY
Pass	570	1,634	3,367	364	542	2,615	83,339	92,431
Special Mention	-	-	-	-	-	-	98	98
Substandard	-	-	-	45	-	101	538	684
Total Home Equity	570	1,634	3,367	409	542	2,716	83,975	93,213
Current-period gross charge-offs	-	-	-	-	-	-	-	-
CONSUMER
Pass	5,810	10,046	6,075	2,453	1,412	1,074	2,140	29,010
Special Mention	-	-	15	-	-	-	-	15
Substandard	-	6	31	2	34	18	2	93
Total Consumer	5,810	10,052	6,121	2,455	1,446	1,092	2,142	29,118
Current-period gross charge-offs	-	6	-	3	-	-	3	12
COMMERCIAL
Pass	13,656	30,785	21,351	19,873	18,854	7,530	31,321	143,370
Substandard			8	31	86	142	4	271
Total Commercial	13,656	30,785	21,359	19,904	18,940	7,672	31,325	143,641
Current-period gross charge-offs	-	-	-	-	-	-	-	-
AGRICULTURAL
Pass	22,387	30,858	10,128	5,654	4,106	1,993	59,341	134,467
Special Mention	-	370	-	-	-	-	714	1,084
Substandard	-	143	43	-	-	515	882	1,583
Total Agricultural	22,387	31,371	10,171	5,654	4,106	2,508	60,937	137,134
Current-period gross charge-offs	-	-	-	-	-	-	-	-
TOTAL LOANS
Pass	$105,737	$228,909	$361,146	$215,889	$112,950	$244,370	$229,098	1,498,099
Special Mention	-	370	3,428	209	1,802	-	812	6,621
Substandard	-	657	528	1,526	187	8,449	1,426	12,773
Doubtful	-	-	-	-	-	-	-	-
Total	$105,737	$229,936	$365,102	$217,624	$114,939	$252,819	$231,336	$1,517,493

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

The following tables include information regarding delinquencies within the loan portfolio.

	June 30, 2024
	Loans Past Due and Still Accruing

		90 Days		Nonaccrual	Nonaccrual
	30-89 Days	and		Loans with	Loans with	Current	Total
	Past Due	Greater	Total	no ACL	ACL	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$773	$53	$826	$279	$-	$155,948	$157,053
Residential 1-4 family construction	1,056	-	1,056	757	-	48,415	50,228
Commercial real estate	1,705	-	1,705	1,678	-	623,943	627,326
Commercial construction and development		-	-	2	-	137,425	137,427
Farmland	98	-	98	198	-	142,057	142,353
Other loans:
Home equity	624	-	624	308	-	92,281	93,213
Consumer	186	-	186	58	16	28,858	29,118
Commercial	285	100	385	25	21	143,210	143,641
Agricultural	185	923	1,108	670	-	135,356	137,134
Total	$4,912	$1,076	$5,988	$3,975	$37	$1,507,493	$1,517,493

	December 31, 2023
	Loans Past Due and Still Accruing

		90 Days		Nonaccrual	Nonaccrual
	30-89 Days	and		Loans with	Loans with	Current	Total
	Past Due	Greater	Total	no ACL	ACL	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$305	$-	$305	$297	$-	$155,976	$156,578
Residential 1-4 family construction	-	-	-	757	-	42,677	43,434
Commercial real estate	697	-	697	340	-	607,654	608,691
Commercial construction and development	194	-	194	-	-	157,938	158,132
Farmland	404	26	430	1,982	1,734	138,444	142,590
Other loans:
Home equity	32	-	32	182	-	86,718	86,932
Consumer	115	-	115	45	15	29,950	30,125
Commercial	-	-	-	27	-	132,682	132,709
Agricultural	74	-	74	2,947	69	122,208	125,298
Total	$1,821	$26	$1,847	$6,577	$1,818	$1,474,247	$1,484,489

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

Interest income recognized on nonaccrual loans for the three and six months ended June 30, 2024 and 2023 is considered insignificant. Interest payments received on a cash basis related to nonaccrual loans were $430,000 at June 30, 2024 and $471,000 at  December 31, 2023.

The following tables presents the amortized cost basis of collateral-dependent loans by class of loans.

	June 30, 2024
	Real Estate	Business Assets	Other
	(In Thousands)
Real estate loans:
Residential 1-4 family	$130	$-	$-
Residential 1-4 family construction	757	-	-
Commercial real estate	38	1,638	-
Farmland	198	-	-
Other loans:
Home equity	575	-	-
Consumer	-	-	51
Commercial	-	88	4
Agricultural	-	1,228	-
Total	$1,698	$2,954	$55

	December 31, 2023
	Real Estate	Business Assets	Other
	(In Thousands)
Real estate loans:
Residential 1-4 family	$264	$-	$-
Residential 1-4 family construction	757	-	-
Commercial real estate	39	300	-
Farmland	4,116	-	-
Other loans:
Home equity	44	-	-
Consumer	-	-	36
Commercial	-	-	-
Agricultural	-	2,465	-
Total	$5,220	$2,765	$36

During the three and six months ended June 30, 2024, the Company modified one loan.

As of June 30, 2024, the Company modified one farmland loan by extending the payment for seven months. The load had amortized cost of $155,000 or 0.1% of farmland loans at  June 30, 2024. There was no forgiveness of principal and the loan was current with its modified terms as of June 30, 2024.

As of June 30,2023, the Company modified one commercial real estate loan by consolidating two lines of credit and refinancing into one long term loan for ten years. The loan had amortized cost of $544,000 or 0.1% of commercial real estate loans at  June 30, 2023. There was no forgiveness of principal and the loan was current with its modified terms as of June 30, 2024.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. MORTGAGE SERVICING RIGHTS

The Company is servicing mortgage loans for the benefit of others which are not included in the condensed consolidated statements of financial condition and have unpaid principal balances of $2,041,224,000 and $2,066,505,000 at  June 30, 2024 and December 31, 2023, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $1,275,000 and $1,269,000 for the three months ended June 30, 2024 and 2023, respectively. Mortgage loan servicing fees were $2,579,000 and $2,535,000 for the six months ended June 30, 2024 and 2023, respectively. These fees, net of amortization, are included in mortgage banking, net, which is a component of noninterest income on the condensed consolidated statements of income.

Custodial balances maintained in connection with the foregoing loan servicing are included in noninterest checking deposits and were $9,571,000 and $8,539,000 at  June 30, 2024 and December 31, 2023, respectively.

The following table is a summary of activity in mortgage servicing rights:

	As of or For the
	Three Months Ended
	June 30,
	2024	2023
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$15,738	$15,875
Mortgage servicing rights capitalized	347	112
Amortization of mortgage servicing rights	(471)	(486)
Ending balance	$15,614	$15,501

	As of or For the
	Six Months Ended
	June 30,
	2024	2023
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$15,853	$15,412
Mortgage servicing rights capitalized	599	975
Amortization of mortgage servicing rights	(838)	(886)
Ending balance	$15,614	$15,501

The fair values of these mortgage servicing rights were $20,581,000 and $20,388,000 at  June 30, 2024 and December 31, 2023, respectively. The fair value of mortgage servicing rights was determined at loan level, depending on the interest rate and term of the specific loan, using the following valuation assumptions:

	June 30,	December 31,
	2024	2023
Key assumptions:
Discount rate	12%	12%
Prepayment speed range	94-719%	104 - 526%
Weighted average prepayment speed	109%	119%

NOTE 5. DEPOSITS

Deposits are summarized as follows:

	June 30,	December 31,
	2024	2023
	(In Thousands)
Noninterest checking	$400,113	$418,727
Interest-bearing checking	210,277	211,101
Savings	220,136	230,711
Money market	359,752	330,274
Time certificates of deposit	428,587	444,382
Total	$1,618,865	$1,635,195

Time certificates of deposit include $26,187,000 and $72,168,000 of fixed rate brokered certificates at June 30, 2024 and December 31, 2023, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

	June 30, 2024		December 31, 2023
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)
Subordinated debentures fixed at 5.50% to floating, due 2030	$15,000	$(202)	$15,000	$(219)
Subordinated debentures fixed at 3.50% to floating, due 2032	40,000	(879)	40,000	(937)
Subordinated debentures variable at 3-Month SOFR plus 1.68%, due 2035	5,155	-	5,155	-
Total other long-term debt	$60,155	$(1,081)	$60,155	$(1,156)

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

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at three-month LIBOR plus 1.42% until June 30, 2023, making the rate 6.20% as of  December 31, 2023. In December of 2022, Governors of the Federal Reserve System adopted final rule 12 C.F.R. Part 253, Regulation Implementing the Adjustable Interest Rate (LIBOR) Act. Rule 253 identified SOFR-benchmark rates to replace LIBOR in certain financial contracts after June 30, 2023. As a result, the variable rate for interest payable converted to three-month CME Term SOFR plus 1.68% beginning during the quarter ended March 31, 2024. The rate was 7.01% as of June 30, 2024. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date. The subordinated debentures qualify as Tier 1 capital for regulatory purposes.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

Unrealized
(Losses) Gains
on Securities
Available-for-Sale
(In Thousands)
Balance, April 1, 2024	$(21,263)
Other comprehensive income, before reclassifications and income taxes	524
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax provision	(138)
Total other comprehensive income	386
Balance, June 30, 2024	$(20,877)

Balance, April 1, 2023	$(22,525)
Other comprehensive loss, before reclassifications and income taxes	(1,624)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	(2)
Income tax benefit	428
Total other comprehensive loss	(1,198)
Balance, June 30, 2023	$(23,723)

Balance, January 1, 2024	$(19,945)
Other comprehensive loss, before reclassifications and income taxes	(1,265)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax benefit	333
Total other comprehensive loss	(932)
Balance, June 30, 2024	$(20,877)

Balance, January 1, 2023	$(26,357)
Other comprehensive income, before reclassifications and income taxes	3,353
Amounts reclassified from accumulated other comprehensive loss, before income taxes	222
Income tax provision	(941)
Total other comprehensive income	2,634
Balance, June 30, 2023	$(23,723)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. EARNINGS PER COMMON SHARE

The computations of basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Dollars in Thousands, Except Per Share Data)
Basic weighted average shares outstanding	7,830,925	7,789,559	7,827,926	7,789,872
Dilutive effect of stock compensation	14,347	3,851	12,362	3,065
Diluted weighted average shares outstanding	7,845,272	7,793,410	7,840,288	7,792,937

Net income available to common shareholders	$1,738	$2,015	$3,636	$5,257

Basic earnings common per share	$0.22	$0.26	$0.46	$0.67

Diluted earnings per common share	$0.22	$0.26	$0.46	$0.67

Restricted stock units excluded from the diluted average outstanding share calculation because their effect would be anti-dilutive	21,698	24,545	15,544	18,046

NOTE 9. DERIVATIVES AND HEDGING ACTIVITIES

The Company enters into commitments to originate and sell mortgage loans. The Bank uses derivatives to hedge the risk of changes in fair values of interest rate lock commitments and mortgage loans held-for-sale. An optimal amount of mortgage loans are sold directly into bulk commitments with investors at the time an interest rate is locked, other loans are sold on an individual best-efforts basis at the time an interest rate is locked, and the remaining balance of locked loans are hedged using To-Be-Announced (“TBA”) mortgage-backed securities or bulk mandatory forward loan sale commitments.

Derivatives are accounted for as free-standing or economic derivatives and are measured at fair value. Derivatives are recorded as either other assets or other liabilities on the condensed consolidated statements of condition.

Derivatives are summarized as follows:

	June 30, 2024			December 31, 2023
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$14,098	$-	$91	$15,670	$15	$-
Forward TBA mortgage-backed securities	9,000	-	36	12,000	-	75

Changes in the fair value of the derivatives are recorded in mortgage banking, net, within noninterest income on the condensed consolidated statements of income. Net losses of $45,000 were recorded for the three months ended June 30, 2024 compared to net gains of $211,000 for the three months ended June 30, 2023. Net losses of $67,000 were recorded for the six months ended June 30, 2024, compared to net gains of $94,000 for the six months ended June 30, 2023.

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

	June 30, 2024
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency obligations	$-	$5,516	$-	$5,516
U.S. Treasury obligations	46,417	-	-	46,417
Municipal obligations	-	134,807	-	134,807
Corporate obligations	-	3,917	-	3,917
Mortgage-backed securities	-	24,376	-	24,376
Collateralized mortgage obligations	-	83,300	-	83,300
Asset-backed securities	-	8,536	-	8,536
Loans held-for-sale	-	10,518	-	10,518
Financial liabilities:
Forward TBA mortgage-backed securities	-	36	-	36
Interest rate lock commitments	-	-	91	91

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency obligations	$-	$6,543	$-	$6,543
U.S. Treasury obligations	46,815	-	-	46,815
Municipal obligations	-	137,950	-	137,950
Corporate obligations	-	3,905	-	3,905
Mortgage-backed securities	-	26,753	-	26,753
Collateralized mortgage obligations	-	86,568	-	86,568
Asset-backed securities	-	9,745	-	9,745
Loans held-for-sale	-	11,432	-	11,432
Interest rate lock commitments	-	-	15	15
Financial liabilities:
Forward TBA mortgage-backed securities	-	75	-	75

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

The following table summarizes financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

	June 30, 2024
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Collateral-dependent loans individually evaluated, net of ACL	$-	$-	$122	$122

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Collateral-dependent loans individually evaluated, net of ACL	$-	$-	$1,782	$1,782

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

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months and six months ended June 30, 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	Interest Rate Lock Commitments		Interest Rate Lock Commitments
	(In Thousands)		(In Thousands)
Beginning balance	$(63)	$130	$15	$(81)
Purchases and issuances	(254)	(186)	(395)	(150)
Sales and settlements	226	(1)	289	174
Ending balance	$(91)	$(57)	$(91)	$(57)
Unrealized (losses) gains related to items held at end of period	$(28)	$(187)	$(106)	$24

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

	June 30, 2024
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$23,762	$-	$-	$23,762	$23,762
FHLB stock	-	10,136	-	10,136	10,136
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,452,848	1,452,848	1,517,493
Mortgage servicing rights	-	-	20,581	20,581	15,614
Financial liabilities:
Non-maturing interest-bearing deposits	-	790,165	-	790,165	790,165
Time certificates of deposit	-	-	425,844	425,844	428,587
FHLB advances and other borrowings	-	-	215,007	215,007	215,050
Other long-term debt	-	-	57,543	57,543	60,155

	December 31, 2023
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$24,545	$-	$-	$24,545	$24,545
FHLB stock	-	9,191	-	9,191	9,191
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,416,203	1,416,203	1,484,489
Mortgage servicing rights	-	-	20,388	20,388	15,853
Financial liabilities:
Non-maturing interest-bearing deposits	-	772,086	-	772,086	772,086
Time certificates of deposit	-	-	441,939	441,939	444,382
FHLB advances and other borrowings	-	-	175,842	175,842	175,737
Other long-term debt	-	-	58,094	58,094	60,155

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and analysis provides information that management believes is necessary to understand Eagle's financial condition, changes in financial condition, results of operations, and cash flows for the three and six months ended June 30, 2024, as compared to 2023. The following should be read in conjunction with the Company's Consolidated Financial Statements, and accompanying Notes thereto, for the year ended December 31, 2023, included in Eagle's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 6, 2024, and in conjunction with the Condensed Consolidated Financial Statements, and accompanying Notes thereto, included in Part I - Item 1. Financial Statements. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.

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

Management continues to focus on improving the Bank’s earnings. Management believes the Bank needs to continue to concentrate on increasing net interest margin, other areas of fee income and control of operating expenses to achieve earnings growth going forward. Management’s strategy of growing the loan portfolio and deposit base is expected to help achieve these goals as follows: loans typically earn higher rates of return than investments; a larger deposit base should yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs. The biggest challenge to this strategy is funding growth in an efficient manner. It may become more difficult to maintain deposit growth due to significant competition, the current conditions in the banking industry and possible reduced customer demand for deposits as customers may shift into other asset classes.

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee increased the federal funds target rate to 5.50% during the year ended December 31, 2023. The rate remained at 5.50% during the six months ended June 30, 2024.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between June 30, 2024 and December 31, 2023.

Total assets were $2.10 billion at June 30, 2024, an increase of $23.29 million, or 1.1% from $2.08 billion at December 31, 2023. Loans receivable, net increased by $32.61 million from December 31, 2023. However, securities available-for-sale decreased $11.41 million, or 3.6% from December 31, 2023. Total liabilities were $1.93 billion at June 30, 2024, an increase of $22.40 million, or 1.2% from $1.91 billion at December 31, 2023. The increase was largely due to an increase in FHLB advances and other borrowings, partially offset by a reduction in deposits. Total borrowings increased $39.38 million from December 31, 2023, and total deposits decreased $16.33 million from December 31, 2023. Total shareholders’ equity increased $889,000 from December 31, 2023.

Financial Condition Details

Investment Activities

The following table summarizes investment activities:

	June 30,		December 31,
	2024		2023
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency obligations	$5,516	1.80%	$6,543	2.06%
U.S. treasury obligations	46,417	15.13	46,815	14.71
Municipal obligations	134,807	43.92	137,950	43.33
Corporate obligations	3,917	1.28	3,905	1.23
Mortgage-backed securities	24,376	7.94	26,753	8.41
Collateralized mortgage obligations	83,300	27.15	86,568	27.20
Asset-backed securities	8,536	2.78	9,745	3.06
Total securities available-for-sale	$306,869	100.00%	$318,279	100.00%

Securities available-for-sale were $306.87 million at June 30, 2024, a decrease of $11.41 million, or 3.6%, from $318.28 million at December 31, 2023. The decrease was due to maturity, principal payments and call activity of $9.34 million and a decrease in fair value of $1.27 million.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	June 30,		December 31,
	2024		2023
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential 1-4 family (1)	$157,053	10.35%	$156,578	10.55%
Residential 1-4 family construction	50,228	3.31	43,434	2.93
Total residential 1-4 family	207,281	13.66	200,012	13.48

Commercial real estate	627,326	41.33	608,691	40.99
Commercial construction and development	137,427	9.06	158,132	10.65
Farmland	142,353	9.38	142,590	9.61
Total commercial real estate	907,106	59.77	909,413	61.25

Total real estate loans	1,114,387	73.43	1,109,425	74.73

Other loans:
Home equity	93,213	6.14	86,932	5.86
Consumer	29,118	1.92	30,125	2.03

Commercial	143,641	9.47	132,709	8.94
Agricultural	137,134	9.04	125,298	8.44
Total commercial loans	280,775	18.51	258,007	17.38

Total other loans	403,106	26.57	375,064	25.27

Total loans	1,517,493	100.00%	1,484,489	100.00%

Allowance for credit losses	(16,830)		(16,440)
Total loans, net	$1,500,663		$1,468,049

(1)	Excludes loans held-for-sale.

Loans receivable, net increased $32.61 million, or 2.2%, to $1.50 billion at June 30, 2024 from $1.47 billion at December 31, 2023. The increase was largely driven by an increase in total commercial loans of $22.77 million in addition to increases in total residential loans of $7.27 million and home equity loans of $6.28 million. The increase was slightly offset by decreases in total commercial real estate loans of $2.30 million and consumer loans of $1.01 million.

Total loan originations were $251.56 million for the six months ended June 30, 2024. Total residential 1-4 family originations were $122.99 million, which includes $96.31 million of loans held-for-sale originations. Total commercial originations were $61.06 million. Total commercial real estate originations were $48.53 million. Home equity loan originations totaled $12.66 million. Consumer loan originations totaled $6.32 million.  Loans held-for-sale decreased by $914,000 to $10.52 million at June 30, 2024 from $11.43 million at December 31, 2023.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for credit losses. Subsequent write-downs are recorded as a charge to operations. As of June 30, 2024 and December 31, 2023 there was $4,000 and $5,000 of real estate owned and other repossessed property.

The following table sets forth information regarding nonperforming assets:

	June 30,	December 31,
	2024	2023
	(Dollars in Thousands)
Nonaccrual loans
Real estate loans:
Residential 1-4 family	$279	$297
Residential 1-4 family construction	757	757
Commercial real estate	1,678	340
Commercial construction and development	2	-
Farmland	198	3,716
Other loans:
Home equity	308	182
Consumer	74	60
Commercial	46	27
Agricultural	670	3,016
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	53	-
Farmland	-	26
Other loans:
Commercial	100	-
Agricultural	923	-
Total nonperforming loans	5,088	8,421
Real estate owned and other repossessed property, net	4	5
Total nonperforming assets	$5,092	$8,426

Total nonperforming loans to total loans	0.34%	0.57%
Total nonperforming loans to total assets	0.24%	0.41%
Total nonaccrual loans to total loans	0.26%	0.57%
Total nonperforming assets to total assets	0.24%	0.41%

Nonaccrual loans as of June 30, 2024 and December 31, 2023 include $1.86 million and $1.68 million, respectively of acquired loans that deteriorated subsequent to the acquisition date.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table includes the composition of the commercial real estate loan category:

	June 30,	December 31,
	2024	2023
	(In Thousands)
Non-owner occupied:
Multifamily	$90,161	$86,980
Industrial/warehouse	41,166	43,983
Office space	20,556	20,150
Lessors of nonresidential buildings	65,243	63,515
Hotels and other traveler accommodations	56,515	58,157
Construction and related industries	22,942	17,530
Wholesale and retail trade	13,126	14,575
Lessors of mini warehouses and self-storage units	14,277	13,959
Car washes	10,401	10,792
Healthcare and social assistance	10,703	10,206
Lessors of other real estate property	30,154	9,778
Bars and restaurants	6,540	5,565
Other real estate rental and leasing	7,109	4,877
Other	31,939	54,556
Total CRE non-owner occupied	420,832	414,623

Owner occupied:
Office space	39,009	40,657
Real estate leasing activities	31,780	28,998
Automotive related	22,667	22,241
Healthcare and social assistance	20,561	21,564
Bars and restaurants	14,883	14,954
Hospitality industry related	16,940	14,756
Wholesale and retail trade	16,326	13,861
Construction and related	13,190	11,840
Other	31,138	25,197
Total CRE owner occupied	206,494	194,068
Total commercial real estate	$627,326	$608,691

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	June 30,		December 31,
	2024		2023
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$400,113	24.72%	$418,727	25.61%
Interest-bearing checking	210,277	12.99	211,101	12.91
Savings	220,136	13.60	230,711	14.11
Money market	359,752	22.22	330,274	20.20
Total	1,190,278	73.53	1,190,813	72.83
Certificates of deposit accounts:
IRA certificates	22,454	1.39	22,960	1.40
Brokered certificates	26,187	1.62	72,168	4.41
Other certificates	379,946	23.46	349,254	21.36
Total certificates of deposit	428,587	26.47	444,382	27.17
Total deposits	$1,618,865	100.00%	$1,635,195	100.00%

Deposits decreased by $16.33 million, or 1.0%, from December 31, 2023 to June 30, 2024. Money market deposits increased by $29.48 million. Noninterest checking decreased by $18.61 million, total certificates of deposits decreased $15.80 million, savings decreased $10.58 million and interest-bearing checking decreased $824,000. Brokered certificates decreased by $45.98 million and IRA certificates decreased by $506,000. These decreases were offset by an increase in other certificates of deposits of $30.69 million.

The estimated amount of uninsured deposits was approximately $284.00 million or 18% of total deposits at June 30, 2024 compared to approximately $275.00 million or 17% of total deposits at December 31, 2023.

The following table summarizes borrowing activity:

	June 30,		December 31,
	2024		2023
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings	$215,050	78.45%	$175,737	74.87%
Other long-term debt:
Subordinated debentures fixed at 5.50% to floating, due 2030	14,798	5.40	14,781	6.30
Subordinated debentures fixed at 3.50% to floating, due 2032	39,121	14.27	39,063	16.64
Subordinated debentures variable, due 2035	5,155	1.88	5,155	2.19
Total other long-term debt	59,074	21.55	58,999	25.13
Total borrowings	$274,124	100.00%	$234,736	100.00%

Total borrowings increased by $39.38 million, or 16.8%, to $274.12 million at June 30, 2024 from $234.74 million at December 31, 2023. The increase is due to an increase in FHLB advances and other borrowings and continues to be a source to help fund loan growth.

Shareholders’ Equity

Total shareholders’ equity increased by $889,000, or 0.5%, to $170.16 million at June 30, 2024 from $169.27 million at December 31, 2023. The increase was primarily attributed to net income of $3.64 million, offset by an increase in unrealized losses of securities available for sale of $932,000 and dividends paid of $2.24 million.

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

	For the Three Months Ended June 30,
	2024			2023
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investment securities	$306,207	$2,631	3.45%	$343,634	$2,949	3.44%
FHLB and FRB stock	13,243	264	8.00	13,181	161	4.90
Loans receivable(1)	1,513,313	22,782	6.04	1,407,316	19,137	5.45
Other earning assets	4,655	145	12.49	2,575	25	3.89
Total interest-earning assets	1,837,418	25,822	5.64	1,766,706	22,272	5.06
Noninterest-earning assets	240,030			232,251
Total assets	$2,077,448			$1,998,957

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$218,995	$139	0.25%	$238,149	$264	0.44%
Savings	215,959	34	0.06	241,096	37	0.06
Money market	348,351	2,145	2.47	322,912	1,163	1.44
Certificates of deposit	437,390	4,566	4.19	338,764	2,691	3.19
FHLB advances and other borrowings	192,346	2,625	5.47	164,992	2,179	5.30
Other long-term debt	59,062	681	4.62	58,912	674	4.59
Total interest-bearing liabilities	1,472,103	10,190	2.78	1,364,825	7,008	2.06
Noninterest checking	405,188			439,422
Other noninterest-bearing liabilities	38,624			33,176
Total liabilities	1,915,915			1,837,423

Total equity	161,533			161,534

Total liabilities and equity	$2,077,448			$1,998,957
Net interest income/interest rate spread(2)		$15,632	2.86%		$15,264	3.00%

Net interest margin(3)			3.41%			3.47%
Total interest-earning assets to interest-bearing liabilities			124.82%			129.45%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the Six Months Ended June 30,
	2024			2023
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investment securities	$310,168	$5,355	3.46%	$344,330	$5,792	3.39%
FHLB and FRB stock	13,283	511	7.72	11,750	268	4.60
Loans receivable(1)	1,506,303	44,724	5.95	1,387,153	36,874	5.36
Other earning assets	4,113	174	8.48	2,637	46	3.52
Total interest-earning assets	1,833,867	50,764	5.55	1,745,870	42,980	4.96
Noninterest-earning assets	238,146			227,297
Total assets	$2,072,013			$1,973,167

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$219,511	$185	0.17%	$245,368	$450	0.37%
Savings	218,045	69	0.06	250,280	72	0.06
Money market	343,533	4,170	2.43	338,239	2,109	1.26
Certificates of deposit	438,661	9,008	4.12	311,251	3,984	2.58
FHLB advances and other borrowings	186,767	5,122	5.50	130,948	3,321	5.11
Other long-term debt	59,043	1,364	4.63	58,893	1,352	4.63
Total interest-bearing liabilities	1,465,560	19,918	2.74	1,334,979	11,288	1.71
Noninterest checking	406,077			447,741
Other noninterest-bearing liabilities	38,292			28,537
Total liabilities	1,909,929			1,811,257

Total equity	162,084			161,910

Total liabilities and equity	$2,072,013			$1,973,167
Net interest income/interest rate spread(2)		$30,846	2.82%		$31,692	3.25%

Net interest margin(3)			3.37%			3.66%
Total interest-earning assets to interest-bearing liabilities			125.13%			130.78%

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

	For the Three Months Ended June 30,
	2024			2023
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities	$(321)	$3	$(318)	$(20)	$958	$938
FHLB and FRB stock	1	102	103	45	78	123
Loans receivable(1)	1,441	2,204	3,645	3,209	1,033	4,242
Other earning assets	20	100	120	(103)	20	(83)
Total interest-earning assets	1,141	2,409	3,550	3,131	2,089	5,220

Interest-bearing liabilities:
Checking	(21)	(104)	(125)	(1)	240	239
Savings	(4)	1	(3)	(4)	2	(2)
Money Market	92	890	982	(40)	944	904
Certificates of deposit	783	1,092	1,875	104	2,488	2,592
FHLB advances and other borrowings	361	85	446	314	1,850	2,164
Other long-term debt	2	5	7	(42)	68	26
Total interest-bearing liabilities	1,213	1,969	3,182	331	5,592	5,923

Change in net interest income	$(72)	$440	$368	$2,800	$(3,503)	$(703)

	For the Six Months Ended June 30,
	2024			2023
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$(575)	$138	$(437)	$363	$2,121	$2,484
FHLB and FRB stock	34	209	243	119	52	171
Loans receivable(1)	3,167	4,683	7,850	7,897	2,709	10,606
Other earning assets	26	102	128	(141)	40	(101)
Total interest earning assets	2,652	5,132	7,784	8,238	4,922	13,160

Interest bearing liabilities:
Checking	(47)	(218)	(265)	3	409	412
Savings	(9)	6	(3)	2	1	3
Money Market	33	2,028	2,061	-	1,657	1,657
Certificates of deposit	1,631	3,393	5,024	175	3,634	3,809
FHLB advances and other borrowings	1,416	385	1,801	601	2,699	3,300
Other long-term debt	3	9	12	(76)	175	99
Total interest bearing liabilities	3,027	5,603	8,630	705	8,575	9,280

Change in net interest income	$(375)	$(471)	$(846)	$7,533	$(3,653)	$3,880

(1) Includes loans held-for-sale.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2024 and 2023

Net Income. Eagle’s net income for the three months ended June 30, 2024 was $1.74 million compared to $2.02 million for the three months ended June 30, 2023. The decrease of $277,000 was due to a decrease in noninterest income of $1.93 million and an increase in the provision for income taxes of $100,000. These were partially offset by a decrease in noninterest expense of $1.48 million and an increase in net interest income after provision for credit losses of $275,000. Basic and diluted earnings per common share were both $0.22 for the current period. Basic and diluted earnings per common share were both $0.26 for the prior year comparable period.

Net Interest Income. Net interest income increased to $15.63 million for the three months ended June 30, 2024, from $15.26 million for the same quarter in the prior year. The increase of $368,000, or 2.4%, was the result of an increase in interest and dividend income of $3.55 million largely offset by an increase in interest expense of $3.18 million.

Interest and Dividend Income. Interest and dividend income was $25.82 million for the three months ended June 30, 2024, compared to $22.27 million for the three months ended June 30, 2023. The increase of $3.55 million, or 15.9% was driven by interest and fees on loans, which increased to $22.78 million for the three months ended June 30, 2024, from $19.14 million for the three months ended June 30, 2023. The increase in interest and fees on loans was due to an increase in the average yield on loans, as well as an increase in the average balance of loans. The average interest rate earned on loans receivable increased by 59 basis points, from 5.45% for the three months ended June 30, 2023, to 6.04% for the current period. Interest accretion on purchased loans was $304,000 for the three months ended June 30, 2024, which resulted in a 7 basis point increase in net interest margin compared to $309,000 for the three months ended June 30, 2023, which also resulted in a 7 basis point increase in net interest margin. Average balances for loans receivable, including loans held-for-sale, for the three months ended June 30, 2024 were $1.51 billion compared to $1.41 billion for the prior year period. This represents an increase of $105.99 million, or 7.5% and was impacted by organic growth. Interest on investment securities available-for-sale decreased by $318,000 period over period, primarily due to the decrease in average balances for investments from $343.63 million for the three months ended June 30, 2023 to $306.21 million for the three months ended June 30, 2024.

Interest Expense. Total interest expense was $10.19 million for the three months ended June 30, 2024, compared to $7.01 million for the three months ended June 30, 2023. The increase of $3.18 million was due to an increase of $2.72 million in interest expense on deposits, as well as a net increase of $453,000 in interest expense on total borrowings. The overall average rate on total deposits was up from 1.05% for the three months ended June 30, 2023, compared to 1.70% for the three months ended June 30, 2024. In addition, the average balance for total deposits was $1.63 billion for the three months ended June 30, 2024, compared to $1.58 billion for the three months ended June 30, 2023. The increase in interest expense on total borrowings was driven by the average rate paid on FHLB advances and other borrowings, increasing from 5.30% for the three months ended June 30, 2023, to 5.47% for the three months ended June 30, 2024. In addition, the average balance of FHLB advances and other borrowings increased from $164.99 million for the three months ended June 30, 2023, to $192.35 million for the three months ended June 30, 2024. Short-term borrowings have increased to fund loan growth.

Provision for Credit Losses. Provision for credit losses was $412,000 for the three months ended June 30, 2024, compared to $319,000 in provision for credit losses for the three months ended June 30, 2023. The provision for credit losses for three months ended June 30, 2024 includes a provision for credit losses on loans of $422,000 and a decrease in the provision for unfunded commitments of $10,000.

Noninterest Income. Total noninterest income was $4.27 million for the three months ended June 30, 2024, compared to $6.20 million for the three months ended June 30, 2023. The decrease of $1.93 million, or 31.1%, was largely due to a decrease in mortgage banking, net, of $1.44 million. Mortgage banking, net, includes net gain on sale of mortgage loans which decreased to $1.60 million for the three months ended June 30, 2024, compared to $2.76 million for the three months ended June 30, 2023. During the three months ended June 30, 2024, $53.23 million residential mortgage loans were sold compared to $84.76 million in the same period in the prior year. Mortgage volumes continue to be impacted by the current interest rate environment. Gross margin levels decreased 24 basis points from 3.25% for the three months ended June 30, 2023, to 3.01% for the three months ended June 30, 2024.

Noninterest Expense. Noninterest expense was $17.31 million for the three months ended June 30, 2024, compared to $18.79 million for the three months ended June 30, 2023, a decrease of $1.48 million or 7.9%. The largest driver of the decrease was salaries and employee benefits, decreasing 7.3% from $11.08 million for the three months ended June 30, 2023, compared to $10.27 million for the three months ended June 30, 2024.

Provision for Income Taxes. Provision for income taxes was $444,000 for the three months ended June 30, 2024, compared to $344,000 for the three months ended June 30, 2023. The effective tax rate was 20.3% for the current period compared to 14.6% for the prior period.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended June 30, 2024 and 2023

Net Income. Eagle’s net income for the six months ended June 30, 2024 was $3.64 million compared to $5.26 million for the six months ended June 30, 2023. The decrease of $1.62 million was primarily due to a decrease in noninterest income of $2.66 million and a decrease in net interest income of $846,000. These decreases were partially offset by a decrease in noninterest expense of $983,000. Basic and diluted earnings per common share were both $0.46 for the current period. Basic and diluted earnings per common share were both $0.67 for the prior year comparable period.

Net Interest Income. Net interest income decreased to $30.85 million for the six months ended June 30, 2024, from $31.69 million for the six months ended June 30, 2023. The decrease of $846,000 was the result of an increase in interest expense of $8.63 million partially offset by an increase in interest and dividend income of $7.78 million.

Interest and Dividend Income. Interest and dividend income was $50.76 million for the six months ended June 30, 2024, compared to $42.98 million for the six months ended June 30, 2023. Interest and fees on loans increased to $44.72 million for the six months ended June 30, 2024, from $36.87 million for the six months ended June 30, 2023. This increase of $8.63 million, or 21.3%, was due to an increase in the average yield on loans and the average balance of loans. The average interest rate earned on loans receivable increased by 59 basis points from 5.36% for the six months ended June 30, 2023, to 5.95% for the six months ended June 30, 2024. Interest accretion on purchased loans was $423,000 for the six months ended June 30, 2024, which resulted in a 5 basis point increase in net interest margin, compared to $663,000 for the six months ended June 30, 2023, which resulted in an 8 basis point increase in net interest margin. Average balances for loans receivable, including loans held-for-sale, for the six months ended June 30, 2024 were $1.51 billion compared to $1.39 billion for the prior year period. This represents an increase of $119.15 million, or 8.6%, and was impacted by organic growth. Interest on investment securities available-for-sale decreased by $437,000 period over period. Average balances for investments decreased to $310.17 million for the six months ended June 30, 2024, from $344.33 million for the six months ended June 30, 2023. However, interest rates earned on investments increased to 3.46% for the six months ended June 30, 2024, from 3.39% for the six months ended June 30, 2023.

Interest Expense. Total interest expense was $19.92 million for the six months ended June 30, 2024, compared to $11.29 million for the six months ended June 30, 2023. The increase of $8.63 million, or 76.4%, was primarily due to an increase of $6.81 million in interest expense on deposits, in addition to a net increase of $1.81 million in interest expense on total borrowings. The overall average rate on total deposits was up from 0.84% for the six months ended June 30, 2023, compared to 1.66% for the six months ended June 30, 2024. In addition, the average balance for total deposits was $1.63 billion for the six months ended June 30, 2024, compared to $1.59 billion for the six months ended June 30, 2023. The increase in the interest expense on total borrowings was largely due to an increase in the average balance for FHLB advances and other borrowings, which increased to $186.77 million for the six months ended June 30, 2024, from $130.95 million for the six months ended June 30, 2023. Short-term borrowings have increased to fund loan growth. In addition, the average rate paid on FHLB advances and other borrowings increased from 5.11% for the six months ended June 30, 2023, to 5.50% for the six months ended June 30, 2024.

Provision for Credit Losses. Provision for credit losses was $277,000 for the six months ended June 30, 2024, compared to $598,000 for the six months ended June 30, 2023. The provision for credit losses for the six months ended June 30, 2024, includes a provision for credit losses on loans of $327,000 and a decrease in the provision for unfunded commitments of $50,000.

Noninterest Income. Total noninterest income was $8.22 million for the six months ended June 30, 2024, compared to $10.88 million for the six months ended June 30, 2023. The decrease of $2.66 million was primarily due to a decrease in mortgage banking, net of $2.32 million. Mortgage banking, net includes net gain on sale of mortgage loans which decreased to $3.01 million for the six months ended June 30, 2024, compared to $4.96 million for the six months ended June 30, 2023. During the six months ended June 30, 2024, $96.79 million residential mortgage loans were sold compared to $147.15 million in the same period in the prior year. Mortgage volumes have been impacted by the current interest rate environment. Gross margin levels decreased 26 basis points from 3.37% for the six months ended June 30, 2023, to 3.11% for the six months ended June 30, 2024.

Noninterest Expense. Noninterest expense was $34.34 million for the six months ended June 30, 2024, compared to $35.32 million for the six months ended June 30, 2023, a slight decrease of $983,000 or 2.8%. The decrease was primarily related to lower salaries and employee benefits, decreasing 3.8% from $20.78 million for the six months ended June 30, 2023, to $19.99 million for the six months ended June 30, 2024.

Provision for Income Taxes. Provision for income taxes was $814,000 for the six months ended June 30, 2024, compared to $1.39 million for the six months ended June 30, 2023, due to the increase in proportion of tax-exempt income compared to pretax earnings. In addition, the effective tax rate for the current period includes tax credits and other benefits related to investments in low-income housing tax credit projects. The year-to-date effective tax rate was 18.3% for the current period compared to 20.9% for same period in 2023.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity

The Bank is required by regulation to maintain sufficient levels of liquidity for safety and soundness purposes. Appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0% and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of June 30, 2024 and December 31, 2023.

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

The Company's available borrowing capacity was approximately $374.55 million as of June 30, 2024 and $398.50 million as of December 31, 2023.

	June 30,		December 31,
	2024		2023
	Borrowings	Remaining Borrowing	Borrowings	Remaining Borrowing
	Outstanding	Capacity	Outstanding	Capacity
	(Dollars in Thousands)
Federal Home Loan Bank advances	$195,050	$245,326	$175,737	$266,017
Federal Reserve Bank discount window	-	29,222	-	32,472
Federal Reserve Bank Term Funding Program	20,000	-	-	-
Correspondent bank lines of credit	-	100,000	-	100,000
Total	$215,050	$374,548	$175,737	$398,489

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

In addition to bank level liquidity management, Eagle must manage liquidity at the parent company level for various operating needs, including the servicing of debt, the payment of dividends on our common stock, share repurchases, payment of general corporate expense, and potential capital infusions into subsidiaries. The primary source of liquidity for Eagle consists of dividends from the Bank, which is governed by certain rules and regulations of the Montana Division of Banking and Financial Institutions and the Federal Reserve, and access to capital markets. Eagle has a $15.00 million line of credit with a correspondent bank. There was no outstanding balance for this line of credit at June 30, 2024 or December 31, 2023. Eagle's ability to receive dividends from the Bank in future periods will depend on several factors, including, without limitation, the Bank's future profits, asset quality, liquidity, and overall condition. In addition, both the Montana Division of Banking and Financial Institutions and Federal Reserve may require approval to pay dividends, based on certain regulatory statutes and limitations.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

As of June 30, 2024, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 300 basis point rise in interest rates scenario, decreased the economic value of equity (“EVE”) by 1.4% compared to a decrease of 1.9% at December 31, 2023. A 300 basis point decrease in interest rates scenario, decreased EVE by 11.2% compared to a decrease of 18.2% at December 31, 2023. The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

The Bank's regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed "well capitalized" pursuant to State of Montana and FRB rules as of June 30, 2024. The Bank's actual capital amounts and ratios as of June 30, 2024 are presented in the table below and all of the ratios, with the exception of the Tier 1 capital adjusted total average assets ratio, include the capital conservation buffer of 2.50%.

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2024:
Total risk-based capital to risk weighted assets	$223,731	13.15%	$178,687	10.50%	$170,178	10.00%

Tier 1 capital to risk weighted assets	205,661	12.09	144,651	8.50	136,142	8.00

Common equity Tier 1 capital to risk weighted assets	205,661	12.09	119,125	7.00	110,616	6.50

Tier 1 capital to adjusted total average assets	205,661	9.92	82,933	4.00	103,666	5.00

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2023:
Total risk-based capital to risk weighted assets	$218,909	13.01%	$176,692	10.50%	$168,278	10.00%

Tier 1 capital to risk weighted assets	201,179	11.96	143,037	8.50	134,623	8.00

Common equity Tier 1 capital to risk weighted assets	201,179	11.96	117,795	7.00	109,381	6.50

Tier 1 capital to adjusted total average assets	201,179	9.75	82,569	4.00	103,212	5.00

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

The following table includes the Bank’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity		Policy	Policy
Interest Rates	As of June 30, 2024		Limits	Limits
(Basis Points)	Year 1	Year 2	Year 1	Year 2

+300	-12.2%	5.7%	-15.0%	-20.0%
+200	-8.1%	6.6%	-15.0%	-15.0%
+100	-3.6%	8.7%	-10.0%	-10.0%
-100	4.1%	10.7%	-10.0%	-10.0%
-200	8.0%	11.0%	-15.0%	-15.0%
-300	11.3%	10.5%	-15.0%	-20.0%

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of June 30, 2024, our disclosure controls and procedures were effective. During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 18, 2024, Eagle's Board of Directors (the "Board") authorized the repurchase of up to 400,000 shares of its common stock beginning May 1, 2024. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend on market conditions and other corporate considerations. No shares were purchased during the second quarter of 2024 under this plan. The plan expires on May 1, 2025.

On April 20, 2023, the Board authorized the repurchase of up to 400,000 shares of its common stock beginning May 1, 2023. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend on market conditions and other corporate considerations. During the second quarter of 2023, 17,901 shares were purchased under this plan at an average price of $12.89. No shares were purchased during the third or fourth quarter of 2023 under this plan. No shares were purchased during the first or second quarter of 2024 under this plan. The plan expired on May 1, 2024.

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

During the three months ended June 30, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

EAGLE BANCORP MONTANA, INC.

Date: August 8, 2024	By:	/s/ Laura F. Clark
Laura F. Clark
President/CEO

Date: August 8, 2024	By:	/s/ Miranda J. Spaulding
Miranda J. Spaulding
SVP/CFO