Form 10-Q
period 2024-09-30
Eagle Bancorp Montana, Inc.
filed 2024-11-13
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024

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
●

local, regional, national and international economic and market conditions and events, as well as the impact of the 2024 U.S. presidential election, and the impact they may have on us, our customers and our assets and liabilities;

●	competition among depository and other traditional and non-traditional financial service providers;
●	risks related to the concentration of our business in Montana, including risks associated with changes in the prices, values and sales volume of residential and commercial real estate in Montana;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments or reduces loan demand;
●	our ability to attract deposits and other sources of funding or liquidity;
●	the impact of adverse developments affecting the U.S. banking industry, including bank failures and liquidity concerns, which could cause continued or worsening economic and market volatility, and regulatory responses thereto;
●	the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, inflationary pressures and labor shortages on economic conditions and our business;
●	an inability to access capital markets or maintain deposits or borrowing costs;
●	uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements;
●	our ability to assess and monitor the effect of artificial intelligence on our business and operations;
●	our ability to achieve environmental, social and governance goals and commitments or the impact of any changes in the Company’s sustainability strategy or commitments generally;
●	changes or volatility in the securities markets that lead to impairment in the value of our investment securities and goodwill;
●

our ability to implement our growth strategy, including identifying and consummating suitable acquisitions, raising additional capital to finance such transactions, entering new markets, possible failures in realizing the anticipated benefits from such acquisitions and an inability of our personnel, systems and infrastructure to keep pace with such growth;

●	unforeseen events, such as pandemics or natural disasters, and any governmental or societal responses thereto;
●	the effect of acquisitions we may make, if any, including, without limitation, the failure to achieve expected revenue growth and/or expense savings from such acquisitions;
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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS:
Cash and due from banks	$22,954	$23,243
Interest-bearing deposits in banks	19,235	1,302
Total cash and cash equivalents	42,189	24,545

Securities available-for-sale, at fair value (amortized cost of $327,476 at September 30, 2024 and $345,355 at December 31, 2023)	306,982	318,279
Federal Home Loan Bank ("FHLB") stock	11,218	9,191
Federal Reserve Bank ("FRB") stock	4,131	4,131
Mortgage loans held-for-sale, at fair value	13,429	11,432
Loans receivable, net of allowance for credit losses of $17,130 at September 30, 2024 and $16,440 at December 31, 2023	1,517,522	1,468,049
Accrued interest and dividends receivable	14,844	12,485
Mortgage servicing rights, net	15,443	15,853
Assets held-for-sale, at cost	257	-
Premises and equipment, net	100,297	94,282
Cash surrender value of life insurance, net	52,852	47,939
Goodwill	34,740	34,740
Core deposit intangible, net	4,834	5,880
Other assets	26,375	28,860

Total assets	$2,145,113	$2,075,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	September 30,	December 31,
	2024	2023
LIABILITIES:
Deposit accounts:
Noninterest-bearing	$419,760	$418,727
Interest-bearing	1,230,752	1,216,468
Total deposits	1,650,512	1,635,195

Accrued expenses and other liabilities	38,593	36,462
FHLB advances and other borrowings	219,167	175,737
Other long-term debt:
Principal amount	60,155	60,155
Unamortized debt issuance costs	(1,044)	(1,156)
Total other long-term debt, net	59,111	58,999

Total liabilities	1,967,383	1,906,393

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 20,000,000 shares authorized; 8,507,429 shares issued at September 30, 2024 and December 31, 2023; 8,016,784 shares outstanding at September 30, 2024 and December 31, 2023)	85	85
Additional paid-in capital	109,040	108,819
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(4,154)	(4,583)
Treasury stock, at cost (490,645 shares at September 30, 2024 and December 31, 2023)	(11,124)	(11,124)
Retained earnings	98,979	96,021
Accumulated other comprehensive loss, net of tax	(15,096)	(19,945)
Total shareholders' equity	177,730	169,273

Total liabilities and shareholders' equity	$2,145,113	$2,075,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$23,802	$21,068	$68,526	$57,942
Securities available-for-sale	2,598	2,794	7,953	8,586
FHLB and FRB dividends	266	212	777	480
Other interest income	94	20	268	66
Total interest and dividend income	26,760	24,094	77,524	67,074

INTEREST EXPENSE:
Deposits	7,190	5,152	20,622	11,767
FHLB advances and other borrowings	3,084	2,672	8,206	5,993
Other long-term debt	684	683	2,048	2,035
Total interest expense	10,958	8,507	30,876	19,795

NET INTEREST INCOME	15,802	15,587	46,648	47,279

Provision for credit losses	277	588	554	1,186

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	15,525	14,999	46,094	46,093

NONINTEREST INCOME:
Service charges on deposit accounts	430	447	1,258	1,313
Mortgage banking, net	2,602	4,338	7,196	11,252
Interchange and ATM fees	662	643	1,865	1,861
Appreciation in cash surrender value of life insurance	314	299	922	871
Bank owned life insurance benefit gain	724	83	724	294
Net loss on sale of available-for-sale securities	-	-	-	(222)
Other noninterest income	251	225	1,239	1,541
Total noninterest income	$4,983	$6,035	$13,204	$16,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
NONINTEREST EXPENSE:
Salaries and employee benefits	$9,894	$10,837	$29,885	$31,614
Occupancy and equipment expense	2,134	1,956	6,337	6,100
Data processing	1,587	1,486	4,494	4,270
Advertising	277	340	846	930
Amortization	337	386	1,054	1,201
Loan costs	385	517	1,195	1,426
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	295	301	878	862
Professional and examination fees	438	408	1,345	1,484
Other noninterest expense	1,923	1,644	5,576	5,311
Total noninterest expense	17,270	17,875	51,610	53,198

INCOME BEFORE PROVISION FOR INCOME TAXES	3,238	3,159	7,688	9,805

Provision for income taxes	529	524	1,343	1,913

NET INCOME	$2,709	$2,635	$6,345	$7,892

BASIC EARNINGS PER COMMON SHARE	$0.35	$0.34	$0.81	$1.01

DILUTED EARNINGS PER COMMON SHARE	$0.34	$0.34	$0.81	$1.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

NET INCOME	$2,709	$2,635	$6,345	$7,892

OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS) BEFORE TAX:
Change in fair value of investment securities available-for-sale	7,847	(9,763)	6,582	(6,410)
Reclassification for net realized losses on investment securities available-for-sale	-	-	-	222
Total other comprehensive income gain (loss)	7,847	(9,763)	6,582	(6,188)

Income tax (provision) benefit related to securities available-for-sale	(2,066)	2,571	(1,733)	1,630

COMPREHENSIVE INCOME (LOSS)	$8,490	$(4,557)	$11,194	$3,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the nine months ended September 30, 2024 and 2023

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	(LOSS) INCOME	TOTAL

Balance at July 1, 2024	$-	$85	$108,962	$(4,297)	$(11,124)	$97,413	$(20,877)	$170,162
Net income	-	-	-	-	-	2,709	-	2,709
Other comprehensive income	-	-	-	-	-	-	5,781	5,781
Dividends paid ($0.1425 per share)	-	-	-	-	-	(1,143)	-	(1,143)
Stock compensation expense	-	-	135	-	-	-	-	135
ESOP shares allocated (5,997 shares)	-	-	(57)	143	-	-	-	86
Balance at September 30, 2024	$-	$85	$109,040	$(4,154)	$(11,124)	$98,979	$(15,096)	$177,730

Balance at July 1, 2023	$-	$85	$109,345	$(4,870)	$(11,574)	$93,462	$(23,723)	$162,725
Net income	-	-	-	-	-	2,635	-	2,635
Other comprehensive loss	-	-	-	-	-	-	(7,192)	(7,192)
Dividends paid ($0.140 per share)	-	-	-	-	-	(1,118)	-	(1,118)
Stock compensation expense	-	-	143	-	-	-	-	143
ESOP shares allocated (5,997 shares)	-	-	(66)	143	-	-	-	77
Balance at September 30, 2023	$-	$85	$109,422	$(4,727)	$(11,574)	$94,979	$(30,915)	$157,270

Balance at January 1, 2024	$-	$85	$108,819	$(4,583)	$(11,124)	$96,021	$(19,945)	$169,273
Net income	-	-	-	-	-	6,345	-	6,345
Other comprehensive income	-	-	-	-	-	-	4,849	4,849
Dividends paid ($0.4225 per share)	-	-	-	-	-	(3,387)	-	(3,387)
Stock compensation expense	-	-	405	-	-	-	-	405
ESOP shares allocated (17,991 shares)	-	-	(184)	429	-	-	-	245
Balance at September 30, 2024	$-	$85	$109,040	$(4,154)	$(11,124)	$98,979	$(15,096)	$177,730

Balance at January 1, 2023	$-	$85	$109,164	$(5,156)	$(11,343)	$92,023	$(26,357)	$158,416
Net income	-	-	-	-	-	7,892	-	7,892
Impact of the adoption of ASC 326 Credit Losses	-	-	-	-	-	(1,616)	-	(1,616)
Other comprehensive loss	-	-	-	-	-	-	(4,558)	(4,558)
Dividends paid ($0.415 per share)	-	-	-	-	-	(3,320)	-	(3,320)
Stock compensation expense	-	-	432	-	-	-	-	432
ESOP shares allocated (17,991 shares)	-	-	(174)	429	-	-	-	255
Treasury stock purchased (17,901 shares at $12.89 average cost per share)	-	-	-	-	(231)	-	-	(231)
Balance at September 30, 2023	$-	$85	$109,422	$(4,727)	$(11,574)	$94,979	$(30,915)	$157,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,345	$7,892
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	554	1,186
Depreciation	3,886	2,854
Net amortization of investment securities premiums and discounts	788	807
Amortization of mortgage servicing rights	1,351	1,330
Amortization of right-of-use assets	380	512
Amortization of core deposit intangibles	1,054	1,201
Compensation expense related to restricted stock awards	405	432
ESOP compensation expense for allocated shares	245	255
Net gain on sale of loans	(4,705)	(8,551)
Originations of loans held-for-sale	(150,244)	(265,496)
Proceeds from sales of loans held-for-sale	152,011	264,418
Net gain on sale/disposal of premises and equipment	(17)	(83)
Net realized loss on sales of available-for-sale securities	-	222
Net appreciation in cash surrender value of life insurance	(922)	(1,165)
Net change in:
Accrued interest and dividends receivable	(2,359)	(2,373)
Other assets	(1,566)	(7,143)
Accrued expenses and other liabilities	5,771	851
Net cash provided by (used in) operating activities	12,977	(2,851)

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	-	34,020
Maturities, principal payments and calls	17,125	27,340
Purchases	-	(28,126)
FHLB stock purchased	(2,027)	(5,349)
Loan origination and principal collection, net	(50,121)	(123,687)
(Purchase) proceeds from bank owned life insurance	(5,000)	1,230
Insurance proceeds related to premises and equipment	25	-
Proceeds from sale of premises and equipment	62	979
Purchases of premises and equipment, net	(10,757)	(11,602)
Net cash used in investing activities	$(50,693)	$(105,195)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$15,317	$(19,794)
Net short-term advances on FHLB and other borrowings	14,263	130,363
Advances on long-term FHLB and other borrowings	29,167	-
Purchase of treasury stock	-	(231)
Dividends paid	(3,387)	(3,320)
Net cash provided by financing activities	55,360	107,018

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,644	(1,028)

CASH AND CASH EQUIVALENTS, beginning of period	24,545	21,811

CASH AND CASH EQUIVALENTS, end of period	$42,189	$20,783

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$29,971	$17,109
Cash paid during the period for income taxes, net of refund	384	2,414

NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in fair value of securities available-for-sale	$6,582	$(6,188)
Mortgage servicing rights recognized	941	1,656
Loans transferred to real estate and other assets acquired in foreclosure	4	-
Right-of-use assets obtained in exchange for lease liabilities	(151)	11
Decrease (increase) in commitments to invest in Low-Income Housing Tax Credit projects	(2,390)	3,068
Cumulative effect adjustment to retained earnings due to adoption of Topic 326	-	(1,616)

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

In March 2021, the Bank established a subsidiary, Opportunity Housing Fund, LLC ("OHF"), to invest in Low-Income Housing Tax Credit ("LIHTC") projects. The LIHTC program is designed to encourage capital investment in construction and rehabilitation of low-income housing. Tax credits are allowable over a 10-year period. Amortizing investments in LIHTC projects are included in other assets on the consolidated statements of financial condition and totaled $7,053,000 and $7,644,000 as of September 30, 2024 and December 31, 2023, respectively. Outstanding funding obligations for LIHTC projects are included in accrued expenses and other liabilities on the condensed consolidated financial statements of condition and totaled $270,000 and $2,660,000 as of September 30, 2024 and December 31, 2023, respectively.

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

The results of operations for the nine-month period ended  September 30, 2024 are not necessarily indicative of the results to be expected for the year ending  December 31, 2024 or any other period. In preparing condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses ("ACL"), mortgage servicing rights, the fair value of financial instruments, the valuation of goodwill and deferred tax assets and liabilities.

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

Subsequent Events

The Company has evaluated events and transactions subsequent to September 30, 2024 for recognition and/or disclosure.

Goodwill

Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Subsequent to initial recognition, the Company tests goodwill for impairment annually as of October 31, or more often if events or circumstances, such as adverse changes in the business climate indicate there may be impairment. A goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying value.  An impairment charge is recorded for the amount by which thy carrying amount exceeds the reporting unit’s fair value. For goodwill considerations the Company is a single reporting unit.

During the quarter ended September 30, 2024, Management performed a quantitative goodwill impairment test with assistance from a third-party valuation specialist. The interim determination was primarily driven by a revision in the Company’s earnings outlook in comparison to budget. A weighted average of both the market and income approaches was used in valuing the reporting unit’s fair value. The interim goodwill impairment assessment as of August 31, 2024 concluded that goodwill was not impaired.

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

NOTE 2. INVESTMENT SECURITIES

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	September 30, 2024					December 31, 2023
		Gross					Gross
	Amortized	Unrealized			Fair	Amortized	Unrealized			Fair
	Cost	Gains	(Losses)	ACL	Value	Cost	Gains	(Losses)	ACL	Value
	(In Thousands)
Available-for-Sale:
U.S. government and agency obligations	$5,457	$99	$(107)	$-	$5,449	$6,574	$121	$(152)	$-	$6,543
U.S. Treasury obligations	52,570	-	(4,397)	-	48,173	52,505	-	(5,690)	-	46,815
Municipal obligations	145,584	252	(9,483)	-	136,353	149,168	460	(11,678)	-	137,950
Corporate obligations	4,248	-	(168)	-	4,080	4,245	-	(340)	-	3,905
Mortgage-backed securities	24,848	7	(1,062)	-	23,793	28,426	-	(1,673)	-	26,753
Collateralized mortgage obligations	87,004	3	(5,700)	-	81,307	94,709	-	(8,141)	-	86,568
Asset-backed securities	7,765	81	(19)	-	7,827	9,728	32	(15)	-	9,745
Total	$327,476	$442	$(20,936)	$-	$306,982	$345,355	$613	$(27,689)	$-	$318,279

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES – continued

Proceeds from sale of available-for sale securities and the associated realized gains and losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In Thousands)
Proceeds from sale of available-for-sale securities	$-	$-	$-	$34,020

Gross realized gain on sale of available-for-sale securities	-	-	-	69
Gross realized loss on sale of available-for-sale securities	-	-	-	(291)
Net realized loss on sale of available-for-sale securities	$-	$-	$-	$(222)

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2024
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$7,589	$7,527
Due from one to five years	36,223	33,943
Due from five to ten years	76,561	69,184
Due after ten years	95,251	91,228
	215,624	201,882
Mortgage-backed securities	24,848	23,793
Collateralized mortgage obligations	87,004	81,307
Total	$327,476	$306,982

As of  September 30, 2024 and December 31, 2023, securities with a fair value of $23,139,000 and $23,076,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	September 30, 2024
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency obligations	$-	$-	$1,822	$(107)
U.S. Treasury obligations	-	-	48,173	(4,397)
Municipal obligations	14,062	(83)	100,617	(9,400)
Corporate obligations	-	-	4,080	(168)
Mortgage-backed securities and collateralized mortgage obligations	2,010	(14)	97,607	(6,748)
Asset-backed securities	2,036	(19)	-	-
Total	$18,108	$(116)	$252,299	$(20,820)

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

As of  September 30, 2024 and December 31, 2023, there were, respectively, 267 and 286 securities in unrealized loss positions. Based on analysis of available-for-sale debt securities with unrealized losses as of September 30, 2024, the Company determined the decline in value was unrelated to credit losses and was primarily caused by changes in interest rates and market spreads subsequent to the initial purchase of the securities. Management does not intend to sell and the Company is not likely to be required to sell these securities prior to maturity. As a result, no ACL was recorded on available-for-sale securities at September 30, 2024 and  December 31, 2023. As part of this determination, consideration was given to the extent to which fair value was less than amortized cost, adverse security ratings by a rating agency and other factors.

NOTE 3. LOANS RECEIVABLE

Loans receivable consisted of the following:

	September 30,	December 31,
	2024	2023
	(In Thousands)
Real estate loans:
Residential 1-4 family	$209,028	$200,012
Commercial real estate	914,698	909,413

Other loans:
Home equity	93,646	86,932
Consumer	29,445	30,125
Commercial	287,835	258,007

Total	1,534,652	1,484,489

Allowance for credit losses	(17,130)	(16,440)
Total loans, net	$1,517,522	$1,468,049

Included in the above are loans guaranteed by U.S. government agencies totaling $13,513,000 and $23,215,000 at September 30, 2024 and  December 31, 2023, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

The following table provides allowance for credit losses activity for the three months ended September 30, 2024.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance July 1, 2024	$1,898	$10,932	$554	$295	$3,151	$16,830
Charge-offs	-	-	-	(22)	-	(22)
Recoveries	-	3	-	-	2	5
Provision	38	202	9	2	66	317
Total ending allowance balance, September 30, 2024	$1,936	$11,137	$563	$275	$3,219	$17,130

The following table provides allowance for credit losses activity for the nine months ended September 30, 2024.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, January 1, 2024	$1,866	$10,691	$540	$304	$3,039	$16,440
Charge-offs	-	-	-	(35)	-	(35)
Recoveries	-	13	-	2	66	81
Provision	70	433	23	4	114	644
Total ending allowance balance, September 30, 2024	$1,936	$11,137	$563	$275	$3,219	$17,130

The following table provides allowance for credit losses activity for the three months ended September 30, 2023.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, July 1, 2023	$1,786	$10,011	$526	$318	$2,919	$15,560
Charge-offs	-	-	-	(20)	(102)	(122)
Recoveries	-	6	4	-	4	14
Provision	61	546	8	3	160	778
Total ending allowance balance, September 30, 2023	$1,847	$10,563	$538	$301	$2,981	$16,230

The following table provides allowance for credit losses activity for the nine months ended September 30, 2023.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, January 1, 2023, prior to adoption of ASC 326"	$1,472	$9,037	$509	$342	$2,640	$14,000
Impact of adopting ASC 326	21	534	3	1	141	700
Charge-offs	-	-	-	(50)	(128)	(178)
Recoveries	195	17	13	1	16	242
Provision	159	975	13	7	312	1,466
Total ending allowance balance, September 30, 2023	$1,847	$10,563	$538	$301	$2,981	$16,230

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

Internal classification of the loan portfolio by amortized cost and based on year originated was as follows:

	September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Loans
	(In Thousands)
RESIDENTIAL 1-4 FAMILY
Pass	$14,784	$27,040	$34,730	$21,650	$13,906	$36,561	$6,986	$155,657
Special Mention	-	-	678	-	-	-	-	678
Substandard	-	-	-	-	-	476	-	476
Total Residential 1-4 family	14,784	27,040	35,408	21,650	13,906	37,037	6,986	156,811
Current-period gross charge-offs	-	-	-	-	-	-	-	-
RESIDENTIAL 1-4 FAMILY CONSTRUCTION
Pass	16,972	14,345	19,936	-	-	-	-	51,253
Substandard	-	207	-	757	-	-	-	964
Total Residential 1-4 family construction	16,972	14,552	19,936	757	-	-	-	52,217
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL REAL ESTATE
Pass	31,157	59,961	191,669	131,617	46,601	135,918	39,242	636,165
Special Mention	-	-	1,472	-	1,790	-	-	3,262
Substandard	-	497	-	469	-	3,626	-	4,592
Total Commercial real estate	31,157	60,458	193,141	132,086	48,391	139,544	39,242	644,019
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL CONSTRUCTION AND DEVELOPMENT
Pass	25,095	27,734	39,926	10,159	5,174	9,014	6,311	123,413
Special Mention	-	-	497	-	-	-	-	497
Substandard	-	-	441	-	2	970	-	1,413
Total Commercial construction and development	25,095	27,734	40,864	10,159	5,176	9,984	6,311	125,323
Current-period gross charge-offs	-	-	-	-	-	-	-	-
FARMLAND
Pass	16,646	18,522	30,680	18,876	20,742	35,023	3,261	143,750
Special Mention	-	-	734	209	-	229	-	1,172
Substandard	-	-	-	-	65	369	-	434
Total Farmland	16,646	18,522	31,414	19,085	20,807	35,621	3,261	145,356
Current-period gross charge-offs	-	-	-	-	-	-	-	-
HOME EQUITY
Pass	336	1,435	3,288	357	531	2,265	84,936	93,148
Special Mention	-	-	-	-	-	-	96	96
Substandard	-	-	-	44	-	92	266	402
Total Home Equity	336	1,435	3,288	401	531	2,357	85,298	93,646
Current-period gross charge-offs	-	-	-	-	-	-	-	-
CONSUMER
Pass	9,201	8,788	5,289	2,040	1,128	880	2,021	29,347
Special Mention	-	-	13	-	-	-	-	13
Substandard	-	6	33	-	27	17	2	85
Total Consumer	9,201	8,794	5,335	2,040	1,155	897	2,023	29,445
Current-period gross charge-offs	-	6	1	5	1	16	6	35
COMMERCIAL
Pass	15,227	29,313	20,307	18,555	18,332	6,645	34,563	142,942
Substandard	-	-	8	25	-	211	4	248
Total Commercial	15,227	29,313	20,315	18,580	18,332	6,856	34,567	143,190
Current-period gross charge-offs	-	-	-	-	-	-	-	-
AGRICULTURAL
Pass	27,458	29,567	10,250	5,464	3,952	1,967	62,765	141,423
Special Mention	476	409	99	15	-	-	710	1,709
Substandard	-	149	-	-	-	515	849	1,513
Total Agricultural	27,934	30,125	10,349	5,479	3,952	2,482	64,324	144,645
Current-period gross charge-offs	-	-	-	-	-	-	-	-
TOTAL LOANS
Pass	$156,876	$216,705	$356,075	$208,718	$110,366	$228,273	$240,085	1,517,098
Special Mention	476	409	3,493	224	1,790	229	806	7,427
Substandard	-	859	482	1,295	94	6,276	1,121	10,127
Doubtful	-	-	-	-	-	-	-	-
Total	$157,352	$217,973	$360,050	$210,237	$112,250	$234,778	$242,012	$1,534,652

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

The following tables include information regarding delinquencies within the loan portfolio.

	September 30, 2024
	Loans Past Due and Still Accruing

		90 Days		Nonaccrual	Nonaccrual
	30-89 Days	and		Loans with	Loans with	Current	Total
	Past Due	Greater	Total	no ACL	ACL	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$2,099	$-	$2,099	$370	$-	$154,342	$156,811
Residential 1-4 family construction	116	-	116	964	-	51,137	52,217
Commercial real estate	4,929	-	4,929	986	-	638,104	644,019
Commercial construction and development	-	-	-	2	-	125,321	125,323
Farmland	79	-	79	192	-	145,085	145,356
Other loans:
Home equity	422	-	422	320	-	92,904	93,646
Consumer	223	-	223	105	15	29,102	29,445
Commercial	84	94	178	58	21	142,933	143,190
Agricultural	38	850	888	826	-	142,931	144,645
Total	$7,990	$944	$8,934	$3,823	$36	$1,521,859	$1,534,652

	December 31, 2023
	Loans Past Due and Still Accruing

		90 Days		Nonaccrual	Nonaccrual
	30-89 Days	and		Loans with	Loans with	Current	Total
	Past Due	Greater	Total	no ACL	ACL	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$305	$-	$305	$297	$-	$155,976	$156,578
Residential 1-4 family construction	-	-	-	757	-	42,677	43,434
Commercial real estate	697	-	697	340	-	607,654	608,691
Commercial construction and development	194	-	194	-	-	157,938	158,132
Farmland	404	26	430	1,982	1,734	138,444	142,590
Other loans:
Home equity	32	-	32	182	-	86,718	86,932
Consumer	115	-	115	45	15	29,950	30,125
Commercial	-	-	-	27	-	132,682	132,709
Agricultural	74	-	74	2,947	69	122,208	125,298
Total	$1,821	$26	$1,847	$6,577	$1,818	$1,474,247	$1,484,489

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

Interest income recognized on nonaccrual loans for the three and nine months ended September 30, 2024 and 2023 is considered insignificant. Interest payments received on a cash basis related to nonaccrual loans were $468,000 at September 30, 2024 and $471,000 at  December 31, 2023.

The following tables presents the amortized cost basis of collateral-dependent loans by class of loans.

	September 30, 2024
	Real Estate	Business Assets	Other
	(In Thousands)
Real estate loans:
Residential 1-4 family	$231	$-	$-
Residential 1-4 family construction	964	-	-
Commercial real estate	146	947	-
Farmland	173	-	-
Other loans:
Home equity	139	-	-
Consumer	-	10	38
Commercial	-	150	-
Agricultural	-	1,243	-
Total	$1,653	$2,350	$38

	December 31, 2023
	Real Estate	Business Assets	Other
	(In Thousands)
Real estate loans:
Residential 1-4 family	$264	$-	$-
Residential 1-4 family construction	757	-	-
Commercial real estate	39	300	-
Farmland	4,116	-	-
Other loans:
Home equity	44	-	-
Consumer	-	-	36
Commercial	-	-	-
Agricultural	-	2,465	-
Total	$5,220	$2,765	$36

During the three months ended September 30, 2024, the Company did not modify any loans. During the nine months ended September 30, 2024, the Company modified one farmland loan by extending the payment for seven months. The load had amortized cost of $155,000 or 0.1% of farmland loans at  September 30, 2024. There was no forgiveness of principal, and the loan was current with its modified terms as of September 30, 2024.

During the three months ended September 30, 2023, the Company modified one commercial real estate loan with an amortized cost basis of $431,000 or 0.1% of commercial real estate loans by consolidating four loans and refinancing into one short-term, interest only loan for 12 months. There was no forgiveness of principal, and the loan was paid off during the year ended December 31, 2023. During the nine months ended September 30, 2023, the Company modified two commercial real estate loans. The first loan was modified by consolidating four loans and refinancing into one short-term, interest only loan for 12 months. There was no forgiveness of principal, and the loan was paid off during the year ended December 31, 2023. The second commercial real estate loan was modified by consolidating two lines of credit and refinancing into one long-term loan for ten years. It had an amortized cost of $534,000 or 0.1% of commercial real estate loans. There was no forgiveness of principal, and the loan was current with its modified terms as of September 30, 2024.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. MORTGAGE SERVICING RIGHTS

The Company is servicing mortgage loans for the benefit of others which are not included in the condensed consolidated statements of financial condition and have unpaid principal balances of $2,021,571,000 and $2,066,505,000 at  September 30, 2024 and December 31, 2023, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $1,265,000 and $1,262,000 for the three months ended September 30, 2024 and 2023, respectively. Mortgage loan servicing fees were $3,844,000 and $3,797,000 for the nine months ended September 30, 2024 and 2023, respectively. These fees, net of amortization, are included in mortgage banking, net, which is a component of noninterest income on the condensed consolidated statements of income.

Custodial balances maintained in connection with the foregoing loan servicing are included in noninterest checking deposits and were $15,395,000 and $8,539,000 at  September 30, 2024 and December 31, 2023, respectively.

The following table is a summary of activity in mortgage servicing rights:

	As of or For the
	Three Months Ended
	September 30,
	2024	2023
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$15,614	$15,501
Mortgage servicing rights capitalized	342	681
Amortization of mortgage servicing rights	(513)	(444)
Ending balance	$15,443	$15,738

	As of or For the
	Nine Months Ended
	September 30,
	2024	2023
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$15,853	$15,412
Mortgage servicing rights capitalized	941	1,656
Amortization of mortgage servicing rights	(1,351)	(1,330)
Ending balance	$15,443	$15,738

The fair values of these mortgage servicing rights were $19,944,000 and $20,388,000 at  September 30, 2024 and December 31, 2023, respectively. The fair value of mortgage servicing rights was determined at loan level, depending on the interest rate and term of the specific loan, using the following valuation assumptions:

	September 30,	December 31,
	2024	2023
Key assumptions:
Discount rate	12%	12%
Prepayment speed range	0 - 226%	104 - 526%
Weighted average prepayment speed	120%	119%

NOTE 5. DEPOSITS

Deposits are summarized as follows:

	September 30,	December 31,
	2024	2023
	(In Thousands)
Noninterest checking	$419,760	$418,727
Interest-bearing checking	209,061	211,101
Savings	212,239	230,711
Money market	351,097	330,274
Time certificates of deposit	458,355	444,382
Total	$1,650,512	$1,635,195

Time certificates of deposit include $22,097,000 and $72,168,000 of fixed rate brokered certificates at September 30, 2024 and December 31, 2023, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

	September 30, 2024		December 31, 2023
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)
Subordinated debentures fixed at 5.50% to floating, due 2030	$15,000	$(194)	$15,000	$(219)
Subordinated debentures fixed at 3.50% to floating, due 2032	40,000	(850)	40,000	(937)
Subordinated debentures variable at 3-Month SOFR plus 1.68%, due 2035	5,155	-	5,155	-
Total other long-term debt	$60,155	$(1,044)	$60,155	$(1,156)

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

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at three-month LIBOR plus 1.42% until June 30, 2023, making the rate 6.20% as of  December 31, 2023. In December of 2022, Governors of the Federal Reserve System adopted final rule 12 C.F.R. Part 253, Regulation Implementing the Adjustable Interest Rate (LIBOR) Act. Rule 253 identified SOFR-benchmark rates to replace LIBOR in certain financial contracts after June 30, 2023. As a result, the variable rate for interest payable converted to three-month CME Term SOFR plus 1.68% beginning during the quarter ended March 31, 2024. The rate was 6.27% as of September 30, 2024. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date. The subordinated debentures qualify as Tier 1 capital for regulatory purposes.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

Unrealized
(Losses) Gains
on Securities
Available-for-Sale
(In Thousands)
Balance, July 1, 2024	$(20,877)
Other comprehensive income, before reclassifications and income taxes	7,847
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax provision	(2,066)
Total other comprehensive income	5,781
Balance, September 30, 2024	$(15,096)

Balance, July 1, 2023	$(23,723)
Other comprehensive loss, before reclassifications and income taxes	(9,763)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax benefit	2,571
Total other comprehensive loss	(7,192)
Balance, September 30, 2023	$(30,915)

Balance, January 1, 2024	$(19,945)
Other comprehensive income, before reclassifications and income taxes	6,582
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax provision	(1,733)
Total other comprehensive income	4,849
Balance, September 30, 2024	$(15,096)

Balance, January 1, 2023	$(26,357)
Other comprehensive loss, before reclassifications and income taxes	(6,410)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	222
Income tax benefit	1,630
Total other comprehensive loss	(4,558)
Balance, September 30, 2023	$(30,915)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. EARNINGS PER COMMON SHARE

The computations of basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Dollars in Thousands, Except Per Share Data)
Basic weighted average shares outstanding	7,836,921	7,784,279	7,830,947	7,787,987
Dilutive effect of stock compensation	23,217	7,687	17,249	4,606
Diluted weighted average shares outstanding	7,860,138	7,791,966	7,848,196	7,792,593

Net income available to common shareholders	$2,709	$2,635	$6,345	$7,892

Basic earnings common per share	$0.35	$0.34	$0.81	$1.01

Diluted earnings per common share	$0.34	$0.34	$0.81	$1.01

Restricted stock units excluded from the diluted average outstanding share calculation because their effect would be anti-dilutive	2,223	19,237	9,684	18,443

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

Derivatives are summarized as follows:

	September 30, 2024			December 31, 2023
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$19,186	$-	$40	$15,670	$15	$-
Forward TBA mortgage-backed securities	17,000	32	-	12,000	-	75

Changes in the fair value of the derivatives are recorded in mortgage banking, net, within noninterest income on the condensed consolidated statements of income. Net gains of $118,000 were recorded for the three months ended September 30, 2024 compared to net gains of $39,000 for the three months ended September 30, 2023. Net gains of $51,000 were recorded for the nine months ended September 30, 2024, compared to net gains of $133,000 for the nine months ended September 30, 2023.

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

	September 30, 2024
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency obligations	$-	$5,449	$-	$5,449
U.S. Treasury obligations	48,173	-	-	48,173
Municipal obligations	-	136,353	-	136,353
Corporate obligations	-	4,080	-	4,080
Mortgage-backed securities	-	23,793	-	23,793
Collateralized mortgage obligations	-	81,307	-	81,307
Asset-backed securities	-	7,827	-	7,827
Loans held-for-sale	-	13,429	-	13,429
Forward TBA mortgage-backed securities	-	32	-	32
Financial liabilities:
Interest rate lock commitments	-	-	40	40

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency obligations	$-	$6,543	$-	$6,543
U.S. Treasury obligations	46,815	-	-	46,815
Municipal obligations	-	137,950	-	137,950
Corporate obligations	-	3,905	-	3,905
Mortgage-backed securities	-	26,753	-	26,753
Collateralized mortgage obligations	-	86,568	-	86,568
Asset-backed securities	-	9,745	-	9,745
Loans held-for-sale	-	11,432	-	11,432
Interest rate lock commitments	-	-	15	15
Financial liabilities:
Forward TBA mortgage-backed securities	-	75	-	75

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

The following table summarizes financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

	September 30, 2024
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Collateral-dependent loans individually evaluated, net of ACL	$-	$-	$97	$97

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Collateral-dependent loans individually evaluated, net of ACL	$-	$-	$1,782	$1,782

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

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	Interest Rate Lock Commitments		Interest Rate Lock Commitments
	(In Thousands)		(In Thousands)
Beginning balance	$(91)	$(57)	$15	$(81)
Purchases and issuances	(84)	(133)	(478)	(283)
Sales and settlements	135	(2)	423	172
Ending balance	$(40)	$(192)	$(40)	$(192)
Unrealized gains (losses) related to items held at end of period	$51	$(135)	$(55)	$(111)

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

	September 30, 2024
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$42,189	$-	$-	$42,189	$42,189
FHLB stock	-	11,218	-	11,218	11,218
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,481,246	1,481,246	1,534,652
Mortgage servicing rights	-	-	19,944	19,944	15,443
Financial liabilities:
Non-maturing interest-bearing deposits	-	772,397	-	772,397	772,397
Time certificates of deposit	-	-	457,347	457,347	458,355
FHLB advances and other borrowings	-	-	219,671	219,671	219,167
Other long-term debt	-	-	58,961	58,961	60,155

	December 31, 2023
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$24,545	$-	$-	$24,545	$24,545
FHLB stock	-	9,191	-	9,191	9,191
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,416,203	1,416,203	1,484,489
Mortgage servicing rights	-	-	20,388	20,388	15,853
Financial liabilities:
Non-maturing interest-bearing deposits	-	772,086	-	772,086	772,086
Time certificates of deposit	-	-	441,939	441,939	444,382
FHLB advances and other borrowings	-	-	175,842	175,842	175,737
Other long-term debt	-	-	58,094	58,094	60,155

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Eagle Bancorp Montana, Inc. is a bank holding company registered under the Bank Holding Company Act, is incorporated under the laws of Delaware and headquartered in Helena, Montana. Its wholly-owned subsidiary, Opportunity Bank of Montana (the "Bank"), is a Montana-state-chartered bank that is a member of the Federal Reserve System.

This discussion and analysis provides information that management believes is necessary to understand Eagle's financial condition, changes in financial condition, results of operations, and cash flows for the three and nine months ended September 30, 2024, as compared to 2023. The following should be read in conjunction with the Company's Consolidated Financial Statements, and accompanying Notes thereto, for the year ended December 31, 2023, included in Eagle's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 6, 2024, and in conjunction with the Condensed Consolidated Financial Statements, and accompanying Notes thereto, included in Part I - Item 1. Financial Statements. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.

Executive Summary

The Company’s primary business activity is the ownership of the Bank. The Bank focuses on consumer, commercial, and agricultural lending. It engages in typical banking activities: acquiring deposits from local markets and originating loans and investing in securities. Our earnings depend primarily on our level of net interest income, which is the difference between interest earned on our interest-earning assets, consisting primarily of loans and investment securities, and the interest paid on interest-bearing liabilities, consisting primarily of deposits, borrowed funds, and trust-preferred securities. Net interest income is a function of our interest rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities, as well as a function of the average balance of interest-earning assets compared to interest-bearing liabilities. Also contributing to our earnings is noninterest income, which consists primarily of service charges and fees on loan and deposit products and services, net gains and losses on sale of assets, and mortgage loan service fees. Net interest income and noninterest income are offset by provisions for credit losses, general administrative and other expenses, including salaries and employee benefits and occupancy and equipment costs, as well as by state and federal income tax expense.

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee increased the federal funds target rate to 5.50% during the year ended December 31, 2023. The rate was decreased to 5.00% during the nine months ended September 30, 2024.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between September 30, 2024 and December 31, 2023.

Total assets were $2.15 billion at September 30, 2024, an increase of $69.44 million, or 3.3% from $2.08 billion at December 31, 2023. Loans receivable, net increased by $49.47 million or 3.4% from December 31, 2023. Total cash and cash equivalents also increased $17.64 million or 71.9% from December 31, 2023. However, securities available-for-sale decreased $11.30 million, or 3.6% from December 31, 2023. Total liabilities were $1.97 billion at September 30, 2024, an increase of $60.99 million, or 3.2% from $1.91 billion at December 31, 2023. The increase was largely due to an increase in FHLB advances and other borrowings and an increase in total deposits. Total borrowings increased $43.54 million from December 31, 2023, and total deposits increased $15.31 million from December 31, 2023. Total shareholders’ equity increased $8.46 million, or 5.0% from December 31, 2023.

Financial Condition Details

Investment Activities

The following table summarizes investment activities:

	September 30,		December 31,
	2024		2023
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency obligations	$5,449	1.78%	$6,543	2.06%
U.S. treasury obligations	48,173	15.69	46,815	14.71
Municipal obligations	136,353	44.41	137,950	43.33
Corporate obligations	4,080	1.33	3,905	1.23
Mortgage-backed securities	23,793	7.75	26,753	8.41
Collateralized mortgage obligations	81,307	26.49	86,568	27.20
Asset-backed securities	7,827	2.55	9,745	3.06
Total securities available-for-sale	$306,982	100.00%	$318,279	100.00%

Securities available-for-sale were $306.98 million at September 30, 2024, a decrease of $11.30 million, or 3.6%, from $318.28 million at December 31, 2023. The decrease was primarily due to maturity, principal payments and call activity of $17.13 million offset by an increase in fair value of $6.58 million.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	September 30,		December 31,
	2024		2023
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential 1-4 family (1)	$156,811	10.22%	$156,578	10.55%
Residential 1-4 family construction	52,217	3.40	43,434	2.93
Total residential 1-4 family	209,028	13.62	200,012	13.48

Commercial real estate	644,019	41.96	608,691	40.99
Commercial construction and development	125,323	8.17	158,132	10.65
Farmland	145,356	9.47	142,590	9.61
Total commercial real estate	914,698	59.60	909,413	61.25

Total real estate loans	1,123,726	73.22	1,109,425	74.73

Other loans:
Home equity	93,646	6.10	86,932	5.86
Consumer	29,445	1.92	30,125	2.03

Commercial	143,190	9.33	132,709	8.94
Agricultural	144,645	9.43	125,298	8.44
Total commercial loans	287,835	18.76	258,007	17.38

Total other loans	410,926	26.78	375,064	25.27

Total loans	1,534,652	100.00%	1,484,489	100.00%

Allowance for credit losses	(17,130)		(16,440)
Total loans, net	$1,517,522		$1,468,049

(1)	Excludes loans held-for-sale.

Loans receivable, net increased $49.47 million, or 3.4%, to $1.52 billion at September 30, 2024 from $1.47 billion at December 31, 2023. The increase was largely driven by an increase in total commercial loans of $29.83 million in addition to increases in total residential loans of $9.02 million, home equity loans of $6.72 million and commercial real estate loans of $5.29 million. The increase was slightly offset by a decrease of $680,000 in consumer loans.

Total loan originations were $398.50 million for the nine months ended September 30, 2024. Total residential 1-4 family originations were $191.03 million, which includes $150.24 million of loans held-for-sale originations. Total commercial real estate originations were $90.70 million. Total commercial originations were $83.94 million. Home equity loan originations totaled $22.33 million. Consumer loan originations totaled $10.50 million. Loans held-for-sale increased by $2.00 million to $13.43 million at September 30, 2024 from $11.43 million at December 31, 2023.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for credit losses. Subsequent write-downs are recorded as a charge to operations. As of September 30, 2024 and December 31, 2023 there was $4,000 and $5,000 of real estate owned and other repossessed property.

The following table sets forth information regarding nonperforming assets:

	September 30,	December 31,
	2024	2023
	(Dollars in Thousands)
Nonaccrual loans
Real estate loans:
Residential 1-4 family	$370	$297
Residential 1-4 family construction	964	757
Commercial real estate	986	340
Commercial construction and development	2	-
Farmland	192	3,716
Other loans:
Home equity	320	182
Consumer	120	60
Commercial	79	27
Agricultural	826	3,016
Accruing loans delinquent 90 days or more
Real estate loans:
Farmland	-	26
Other loans:
Commercial	94	-
Agricultural	850	-
Total nonperforming loans	4,803	8,421
Real estate owned and other repossessed property, net	4	5
Total nonperforming assets	$4,807	$8,426

Total nonperforming loans to total loans	0.31%	0.57%
Total nonperforming loans to total assets	0.22%	0.41%
Total nonaccrual loans to total loans	0.25%	0.57%
Total nonperforming assets to total assets	0.22%	0.41%

Nonaccrual loans as of September 30, 2024 and December 31, 2023 include $1.34 million and $1.68 million, respectively of acquired loans that deteriorated subsequent to the acquisition date.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables include the composition of the commercial real estate loan category:

	September 30, 2024
(In Thousands)	Non-Owner Occupied	Owner Occupied	Total	Percent of Total CRE
Automotive related	$-	$24,205	$24,205	3.76%
Bars and restaurants	6,384	14,548	20,932	3.25
Car washes	11,217	-	11,217	1.74
Construction and related industries	22,562	12,117	34,679	5.38
Healthcare and social assistance	10,592	14,112	24,704	3.84
Hospitality industry related	-	15,694	15,694	2.44
Hotels and other traveler accommodations	67,281	-	67,281	10.45
Industrial/warehouse	45,153	-	45,153	7.01
Lessors of mini warehouses and self-storage units	14,371	-	14,371	2.23
Lessors of nonresidential buildings	67,798	-	67,798	10.53
Lessors of other real estate property	30,635	-	30,635	4.76
Multifamily	99,510	-	99,510	15.45
Office space	20,776	38,554	59,330	9.21
Other real estate rental and leasing	6,975	-	6,975	1.08
Real estate leasing activities	-	40,487	40,487	6.29
Wholesale and retail trade	12,638	15,197	27,835	4.32
Other	30,338	22,875	53,213	8.26
Total commercial real estate	$446,230	$197,789	$644,019	100.00%

	December 31, 2023
(In Thousands)	Non-Owner Occupied	Owner Occupied	Total	Percent of Total CRE
Automotive related	$-	$22,241	$22,241	3.65%
Bars and restaurants	5,565	14,955	20,519	3.37
Car washes	10,792	-	10,792	1.77
Construction and related industries	17,530	11,840	29,370	4.83
Healthcare and social assistance	10,206	21,564	31,770	5.22
Hospitality industry related	-	14,756	14,756	2.42
Hotels and other traveler accommodations	58,157	-	58,157	9.55
Industrial/warehouse	43,983	-	43,983	7.23
Lessors of mini warehouses and self-storage units	13,959	-	13,959	2.29
Lessors of nonresidential buildings	63,515	-	63,515	10.44
Lessors of other real estate property	9,778	-	9,778	1.61
Multifamily	86,980	-	86,980	14.30
Office space	20,150	40,657	60,807	9.99
Other real estate rental and leasing	4,877	-	4,877	0.80
Real estate leasing activities	-	28,998	28,998	4.76
Wholesale and retail trade	14,575	13,861	28,436	4.67
Other	54,556	25,197	79,754	13.10
Total commercial real estate	$414,623	$194,069	$608,691	100.00%

 Commercial real estate loans made up $644.02 million or 42.0% of the Bank's total loan portfolio at September 30, 2024, compared to $608.69 million or 41.0% at December 31, 2023. The Bank's commercial real estate loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses, and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by the Bank will not exceed 80.0% of the appraised value or the selling price of the property, whichever is less. The Bank's commercial real estate portfolio's average loan-to-value ratio range was 26% to 51% as of September 30, 2024.

The Bank's asset quality with respect to commercial real estate loans has remained strong despite recent economic and market conditions. The Bank has limited exposure in the office space sector, none of which is located in central business districts. Management believes that the Bank has implemented appropriate risk management practices, including regular and ongoing loan reviews, stress tests, and sensitivity analysis. Loan reviews include monitoring past due rates, non-performing trends, concentrations, loan to values, and other qualitative factors. The Bank's loan policy is robust and is updated annually or as needed to meet the risk mitigation and strategic goals of the bank.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	September 30,		December 31,
	2024		2023
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$419,760	25.43%	$418,727	25.61%
Interest-bearing checking	209,061	12.67	211,101	12.91
Savings	212,239	12.86	230,711	14.11
Money market	351,097	21.27	330,274	20.20
Total	1,192,157	72.23	1,190,813	72.83
Certificates of deposit accounts:
IRA certificates	21,926	1.33	22,960	1.40
Brokered certificates	22,097	1.34	72,168	4.41
Other certificates	414,332	25.10	349,254	21.36
Total certificates of deposit	458,355	27.77	444,382	27.17
Total deposits	$1,650,512	100.00%	$1,635,195	100.00%

Deposits increased by $15.31 million, or 0.9%, from December 31, 2023 to September 30, 2024. Money market deposits increased $20.82 million, time certificates of deposit increased $13.97 million, and noninterest checking increased $1.03 million. These increases were partially offset by decreases in savings of $18.47 million and interest-bearing checking of $2.04 million. Brokered certificates decreased by $50.07 million and IRA certificates decreased by $1.03 million. These decreases were offset by an increase in other certificates of deposit of $65.08 million.

The estimated amount of uninsured deposits was approximately $307.00 million or 18% of total deposits at September 30, 2024 compared to approximately $275.00 million or 17% of total deposits at December 31, 2023.

The following table summarizes borrowing activity:

	September 30,		December 31,
	2024		2023
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings	$219,167	78.76%	$175,737	74.87%
Other long-term debt:
Subordinated debentures fixed at 5.50% to floating, due 2030	14,806	5.32	14,781	6.30
Subordinated debentures fixed at 3.50% to floating, due 2032	39,150	14.07	39,063	16.64
Subordinated debentures variable, due 2035	5,155	1.85	5,155	2.19
Total other long-term debt	59,111	21.24	58,999	25.13
Total borrowings	$278,278	100.00%	$234,736	100.00%

Total borrowings increased by $43.54 million, or 18.5%, to $278.28 million at September 30, 2024 from $234.74 million at December 31, 2023. The increase is due to an increase in FHLB advances and other borrowings and continues to be a source to help fund loan growth.

Shareholders’ Equity

Total shareholders’ equity increased by $8.46 million, or 5.0%, to $177.73 million at September 30, 2024 from $169.27 million at December 31, 2023. The increase was primarily attributed to net income of $6.35 million and a decrease in unrealized losses of securities available for sale of $4.85 million. These were offset by an increase in dividends paid of $3.39 million.

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

	For the Three Months Ended September 30,
	2024			2023
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investment securities	$305,730	$2,598	3.37%	$319,308	$2,794	3.47%
FHLB and FRB stock	14,909	266	7.08	14,302	212	5.88
Loans receivable(1)	1,547,246	23,802	6.10	1,476,584	21,068	5.66
Other earning assets	6,784	94	5.50	2,416	20	3.28
Total interest-earning assets	1,874,669	26,760	5.66	1,812,610	24,094	5.27
Noninterest-earning assets	242,170			239,833
Total assets	$2,116,839			$2,052,443

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$212,451	$98	0.18%	$227,938	$88	0.15%
Savings	208,199	33	0.06	231,465	38	0.07
Money market	359,018	2,326	2.57	324,895	1,576	1.92
Certificates of deposit	435,610	4,733	4.31	386,646	3,450	3.54
FHLB advances and other borrowings	228,467	3,084	5.36	192,880	2,672	5.50
Other long-term debt	59,099	684	4.59	58,950	683	4.60
Total interest-bearing liabilities	1,502,844	10,958	2.89	1,422,774	8,507	2.37
Noninterest checking	406,976			431,826
Other noninterest-bearing liabilities	41,857			38,910
Total liabilities	1,951,677			1,893,510

Total equity	165,162			158,933

Total liabilities and equity	$2,116,839			$2,052,443
Net interest income/interest rate spread(2)		$15,802	2.77%		$15,587	2.90%

Net interest margin(3)			3.34%			3.41%
Total interest-earning assets to interest-bearing liabilities			124.74%			127.40%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the Nine Months Ended September 30,
	2024			2023
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investment securities	$308,688	$7,953	3.43%	$335,898	$8,586	3.42%
FHLB and FRB stock	13,825	777	7.49	12,610	480	5.09
Loans receivable(1)	1,519,951	68,526	6.01	1,417,291	57,942	5.47
Other earning assets	5,004	268	7.14	2,562	66	3.44
Total interest-earning assets	1,847,468	77,524	5.59	1,768,361	67,074	5.07
Noninterest-earning assets	239,483			231,503
Total assets	$2,086,951			$1,999,864

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$217,158	$283	0.17%	$239,494	$538	0.30%
Savings	214,763	102	0.06	243,939	110	0.06
Money market	348,695	6,495	2.48	333,731	3,685	1.48
Certificates of deposit	437,644	13,742	4.18	336,659	7,434	2.95
FHLB advances and other borrowings	200,667	8,206	5.45	151,819	5,993	5.28
Other long-term debt	59,062	2,048	4.62	58,912	2,035	4.62
Total interest-bearing liabilities	1,477,989	30,876	2.78	1,364,554	19,795	1.94
Noninterest checking	406,376			442,377
Other noninterest-bearing liabilities	39,480			32,016
Total liabilities	1,923,845			1,838,947

Total equity	163,106			160,917

Total liabilities and equity	$2,086,951			$1,999,864
Net interest income/interest rate spread(2)		$46,648	2.81%		$47,279	3.13%

Net interest margin(3)			3.36%			3.57%
Total interest-earning assets to interest-bearing liabilities			125.00%			129.59%

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

	For the Three Months Ended September 30,
	2024			2023
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities	$(119)	$(77)	$(196)	$(401)	$640	$239
FHLB and FRB stock	9	45	54	67	82	149
Loans receivable(1)	1,008	1,726	2,734	2,244	2,159	4,403
Other earning assets	36	38	74	(47)	8	(39)
Total interest-earning assets	934	1,732	2,666	1,863	2,889	4,752

Interest-bearing liabilities:
Checking	(6)	16	10	(9)	29	20
Savings	(4)	(1)	(5)	(7)	20	13
Money Market	166	584	750	(37)	1,306	1,269
Certificates of deposit	437	846	1,283	286	2,847	3,133
FHLB advances and other borrowings	493	(81)	412	2,286	250	2,536
Other long-term debt	2	(1)	1	(1)	82	81
Total interest-bearing liabilities	1,088	1,363	2,451	2,518	4,534	7,052

Change in net interest income	$(154)	$369	$215	$(655)	$(1,645)	$(2,300)

	For the Nine Months Ended September 30,
	2024			2023
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$(696)	$63	$(633)	$52	$2,671	$2,723
FHLB and FRB stock	46	251	297	186	134	320
Loans receivable(1)	4,197	6,387	10,584	10,235	4,774	15,009
Other earning assets	63	139	202	(194)	54	(140)
Total interest earning assets	3,610	6,840	10,450	10,279	7,633	17,912

Interest bearing liabilities:
Checking	(50)	(205)	(255)	1	431	432
Savings	(13)	5	(8)	(9)	25	16
Money Market	165	2,645	2,810	(32)	2,958	2,926
Certificates of deposit	2,230	4,078	6,308	473	6,469	6,942
FHLB advances and other borrowings	1,928	285	2,213	2,868	2,968	5,836
Other long-term debt	5	8	13	(38)	218	180
Total interest bearing liabilities	4,265	6,816	11,081	3,263	13,069	16,332

Change in net interest income	$(655)	$24	$(631)	$7,016	$(5,436)	$1,580

(1) Includes loans held-for-sale.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2024 and 2023

Net Income. Eagle’s net income for the three months ended September 30, 2024 was $2.71 million compared to $2.64 million for the three months ended September 30, 2023. The increase of $74,000 was due to a decrease in noninterest expense of $605,000 and an increase in net interest income after provision for credit losses of $526,000. These were largely offset by a decrease in noninterest income of $1.06 million and an increase in provision for income taxes of $5,000. For the current period, basic earnings per common share was $0.35 and diluted earnings per common share was $0.34. Basic and diluted earnings per common share were both $0.34 for the prior year comparable period.

Net Interest Income. Net interest income increased to $15.80 million for the three months ended September 30, 2024, from $15.59 million for the same quarter in the prior year. The increase of $215,000, or 1.4%, was the result of an increase in interest and dividend income of $2.67 million largely offset by an increase in interest expense of $2.45 million.

Interest and Dividend Income. Interest and dividend income was $26.76 million for the three months ended September 30, 2024, compared to $24.09 million for the three months ended September 30, 2023. The increase of $2.67 million, or 11.1% was driven by interest and fees on loans, which increased to $23.80 million for the three months ended September 30, 2024, from $21.07 million for the three months ended September 30, 2023. The increase in interest and fees on loans was due to an increase in the average yield on loans, as well as an increase in the average balance of loans. The average interest rate earned on loans receivable increased by 44 basis points, from 5.66% for the three months ended September 30, 2023, to 6.10% for the current period. Interest accretion on purchased loans was $167,000 for the three months ended September 30, 2024, which resulted in a 3 basis point increase in net interest margin compared to $175,000 for the three months ended September 30, 2023, which resulted in a 4 basis point increase in net interest margin. Average balances for loans receivable, including loans held-for-sale, for the three months ended September 30, 2024 were $1.55 billion compared to $1.48 billion for the prior year period. This represents an increase of $70.67 million, or 4.8% and was due to organic growth. Interest on investment securities available-for-sale decreased by $196,000 period over period, primarily due to the decrease in average balances for investments from $319.31 million for the three months ended September 30, 2023 to $305.73 million for the three months ended September 30, 2024.

Interest Expense. Total interest expense was $10.96 million for the three months ended September 30, 2024, compared to $8.51 million for the three months ended September 30, 2023. The increase of $2.45 million was due to an increase of $2.04 million in interest expense on deposits, as well as a net increase of $413,000 in interest expense on total borrowings. The overall average rate on total deposits was up from 1.28% for the three months ended September 30, 2023, compared to 1.76% for the three months ended September 30, 2024. In addition, the average balance for total deposits was $1.62 billion for the three months ended September 30, 2024, compared to $1.60 billion for the three months ended September 30, 2023. The increase in interest expense on total borrowings was driven by the average balance of FHLB advances and other borrowings, increasing from $192.88 million for the three months ended September 30, 2023, to $228.47 million for the three months ended September 30, 2024. Short-term borrowings have increased to fund loan growth. However, the average rate paid on FHLB advances and other borrowings decreased from 5.50% for the three months ended September 30, 2023, to 5.36% for the three months ended September 30, 2024.

Provision for Credit Losses. Provision for credit losses was $277,000 for the three months ended September 30, 2024, compared to $588,000 in provision for credit losses for the three months ended September 30, 2023. The provision for credit losses for the three months ended September 30, 2024 includes a provision for credit losses on loans of $317,000 and a decrease in the provision for unfunded commitments of $40,000.

Noninterest Income. Total noninterest income was $4.98 million for the three months ended September 30, 2024, compared to $6.04 million for the three months ended September 30, 2023. The decrease of $1.06 million, or 17.5%, was primarily due to a decrease in mortgage banking, net, of $1.74 million. Mortgage banking, net, includes net gain on sale of mortgage loans which decreased to $1.69 million for the three months ended September 30, 2024, compared to $3.59 million for the three months ended September 30, 2023. During the three months ended September 30, 2024, $51.02 million residential mortgage loans were sold compared to $109.02 million in the same period in the prior year. Mortgage volumes continued to be impacted by the interest rate environment. Gross margin levels increased 2 basis points from 3.29% for the three months ended September 30, 2023, to 3.31% for the three months ended September 30, 2024. The decrease in mortgage banking, net, was partially offset by an increase in income from bank owned life insurance of $656,000, increasing to $1.04 million for the three months ended September 30, 2024, compared to $382,000 for the three months ended September 30, 2023.

Noninterest Expense. Noninterest expense was $17.27 million for the three months ended September 30, 2024, compared to $17.88 million for the three months ended September 30, 2023, a decrease of $605,000 or 3.4%. The largest driver of the decrease was salaries and employee benefits, decreasing 8.7% from $9.89 million for the three months ended September 30, 2023, compared to $10.84 million for the three months ended September 30, 2024.

Provision for Income Taxes. Provision for income taxes was $529,000 for the three months ended September 30, 2024, compared to $524,000 for the three months ended September 30, 2023. The effective tax rate was 16.3% for the current period compared to 16.6% for the prior period.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

Net Income. Eagle’s net income for the nine months ended September 30, 2024 was $6.35 million compared to $7.89 million for the nine months ended September 30, 2023. The decrease of $1.54 million was due to a decrease in noninterest income of $3.71 million. This decrease was partially offset by a decrease in noninterest expense of $1.59 million, decrease in provision for income taxes of $570,000 and a decrease in net interest income after provision for credit losses of $1,000. Basic and diluted earnings per common share were both $0.81 for the current period. Basic and diluted earnings per common share were both $1.01 for the prior year comparable period.

Net Interest Income. Net interest income decreased to $46.65 million for the nine months ended September 30, 2024, from $47.28 million for the nine months ended September 30, 2023. The decrease of $631,000 was the result of an increase in interest expense of $11.08 million partially offset by an increase in interest and dividend income of $10.45 million.

Interest and Dividend Income. Interest and dividend income was $77.52 million for the nine months ended September 30, 2024, compared to $67.07 million for the nine months ended September 30, 2023. Interest and fees on loans increased to $68.53 million for the nine months ended September 30, 2024, from $57.94 million for the nine months ended September 30, 2023. This increase of $10.59 million, or 18.3%, was due to an increase in the average yield on loans and the average balance of loans. The average interest rate earned on loans receivable increased by 54 basis points from 5.47% for the nine months ended September 30, 2023, to 6.01% for the nine months ended September 30, 2024. Interest accretion on purchased loans was $590,000 for the nine months ended September 30, 2024, which resulted in a 4 basis point increase in net interest margin, compared to $838,000 for the nine months ended September 30, 2023, which resulted in an 6 basis point increase in net interest margin. Average balances for loans receivable, including loans held-for-sale, for the nine months ended September 30, 2024 were $1.52 billion compared to $1.42 billion for the prior year period. This represents an increase of $102.66 million, or 7.2%, and due to organic growth. Interest on investment securities available-for-sale decreased by $633,000 period over period. Average balances for investments decreased to $308.69 million for the nine months ended September 30, 2024, from $335.90 million for the nine months ended September 30, 2023. Interest rates earned on investments increased slightly to 3.43% for the nine months ended September 30, 2024, from 3.42% for the nine months ended September 30, 2023.

Interest Expense. Total interest expense was $30.88 million for the nine months ended September 30, 2024, compared to $19.80 million for the nine months ended September 30, 2023. The increase of $11.08 million, or 56.0%, was primarily due to an increase of $8.85 million in interest expense on deposits, in addition to a net increase of $2.23 million in interest expense on total borrowings. The overall average rate on total deposits was up from 0.99% for the nine months ended September 30, 2023, compared to 1.69% for the nine months ended September 30, 2024. In addition, the average balance for total deposits was $1.62 billion for the nine months ended September 30, 2024, compared to $1.60 billion for the nine months ended September 30, 2023. The increase in the interest expense on total borrowings was largely due to an increase in the average balance for FHLB advances and other borrowings, which increased to $200.67 million for the nine months ended September 30, 2024, from $151.82 million for the nine months ended September 30, 2023. Short-term borrowings have increased to fund loan growth. In addition, the average rate paid on FHLB advances and other borrowings increased from 5.28% for the nine months ended September 30, 2023, to 5.45% for the nine months ended September 30, 2024.

Provision for Credit Losses. Provision for credit losses was $554,000 for the nine months ended September 30, 2024, compared to $1.19 million for the nine months ended September 30, 2023. The provision for credit losses for the nine months ended September 30, 2024 includes a provision for credit losses on loans of $644,000 and a decrease in the provision for unfunded commitments of $90,000

Noninterest Income. Total noninterest income was $13.20 million for the nine months ended September 30, 2024 compared to $16.91 million for the nine months ended September 30, 2023. The decrease of $3.71 million was primarily due to a decrease in mortgage banking, net of $4.05 million. Mortgage banking, net includes net gain on sale of mortgage loans which decreased to $4.71 million for the nine months ended September 30, 2024, compared to $8.55 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, $147.81 million residential mortgage loans were sold compared to $256.17 million in the same period in the prior year. Mortgage volumes continued to be impacted by the interest rate environment. Gross margin levels decreased 16 basis points from 3.34% for the nine months ended September 30, 2023, to 3.18% for the nine months ended September 30, 2024. The decrease in mortgage banking, net, was partially offset by an increase in income from bank owned life insurance of $481,000, increasing from $1.17 million for the nine months ended September 30, 2023, compared to $1.65 million for the nine months ended September 30, 2024.

Noninterest Expense. Noninterest expense was $51.61 million for the nine months ended September 30, 2024, compared to $53.20 million for the nine months ended September 30, 2023, a decrease of $1.59 million or 3.0%. The decrease was primarily related to lower salaries and employee benefits, decreasing 5.4% from $31.61 million for the nine months ended September 30, 2023, to $29.89 million for the nine months ended September 30, 2024.

Provision for Income Taxes. Provision for income taxes was $1.34 million for the nine months ended September 30, 2024, compared to $1.91 million for the nine months ended September 30, 2023, due to the decrease in proportion of tax-exempt income compared to pretax earnings. In addition, the effective tax rate for the current period includes tax credits and other benefits related to investments in low-income housing tax credit projects. The year-to-date effective tax rate was 17.5% for the current period compared to 19.5% for same period in 2023.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity

The Bank is required by regulation to maintain sufficient levels of liquidity for safety and soundness purposes. Appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0% and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of September 30, 2024 and December 31, 2023.

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

The Company's available borrowing capacity was approximately $348.10 million as of September 30, 2024 and $398.50 million as of December 31, 2023.

	September 30,		December 31,
	2024		2023
	Borrowings	Remaining Borrowing	Borrowings	Remaining Borrowing
	Outstanding	Capacity	Outstanding	Capacity
	(Dollars in Thousands)
Federal Home Loan Bank advances	$219,167	$219,365	$175,737	$266,017
Federal Reserve Bank discount window	-	28,734	-	32,472
Correspondent bank lines of credit	-	100,000	-	100,000
Total	$219,167	$348,099	$175,737	$398,489

During the first quarter of 2023, the FRB offered a new Bank Term Funding Program ("BTFP") for eligible depository institutions. The BTFP offered loans of up to one year in length to institutions pledging collateral eligible for purchase by FRB such as U.S. treasuries, agency securities, and mortgage-backed securities. These assets were valued at par. In March of 2024, the Company accessed borrowings through the BTFP. In September of 2024, the Company paid off the borrowings.

In addition to bank level liquidity management, Eagle must manage liquidity at the parent company level for various operating needs, including the servicing of debt, the payment of dividends on our common stock, share repurchases, payment of general corporate expense, and potential capital infusions into subsidiaries. The primary source of liquidity for Eagle consists of dividends from the Bank, which is governed by certain rules and regulations of the Montana Division of Banking and Financial Institutions and the Federal Reserve, and access to capital markets. Eagle has a $15.00 million line of credit with a correspondent bank. There was no outstanding balance for this line of credit at September 30, 2024 or December 31, 2023. Eagle's ability to receive dividends from the Bank in future periods will depend on several factors, including, without limitation, the Bank's future profits, asset quality, liquidity, and overall condition. In addition, both the Montana Division of Banking and Financial Institutions and Federal Reserve may require approval to pay dividends, based on certain regulatory statutes and limitations.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

As of September 30, 2024, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 300 basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 2.3% compared to a decrease of 1.9% at December 31, 2023. A 300 basis point decrease in interest rates scenario decreased EVE by 17.0% compared to a decrease of 18.2% at December 31, 2023. The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

The Bank's regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed "well capitalized" pursuant to State of Montana and FRB rules as of September 30, 2024. The Bank's actual capital amounts and ratios as of September 30, 2024 are presented in the table below and all of the ratios, with the exception of the Tier 1 capital adjusted total average assets ratio, include the capital conservation buffer of 2.50%.

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2024:
Total risk-based capital to risk weighted assets	$226,289	13.14%	$180,784	10.50%	$172,176	10.00%

Tier 1 capital to risk weighted assets	207,959	12.08	146,349	8.50	137,740	8.00

Common equity Tier 1 capital to risk weighted assets	207,959	12.08	120,523	7.00	111,914	6.50

Tier 1 capital to adjusted total average assets	207,959	9.87	84,300	4.00	105,375	5.00

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2023:
Total risk-based capital to risk weighted assets	$218,909	13.01%	$176,692	10.50%	$168,278	10.00%

Tier 1 capital to risk weighted assets	201,179	11.96	143,037	8.50	134,623	8.00

Common equity Tier 1 capital to risk weighted assets	201,179	11.96	117,795	7.00	109,381	6.50

Tier 1 capital to adjusted total average assets	201,179	9.75	82,569	4.00	103,212	5.00

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

The following table includes the Bank’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity		Policy	Policy
Interest Rates	As of September 30, 2024		Limits	Limits
(Basis Points)	Year 1	Year 2	Year 1	Year 2

+300	-8.5%	5.6%	-15.0%	-20.0%
+200	-5.6%	6.1%	-15.0%	-15.0%
+100	-2.4%	7.4%	-10.0%	-10.0%
-100	2.8%	8.2%	-10.0%	-10.0%
-200	5.5%	8.3%	-15.0%	-15.0%
-300	7.4%	6.6%	-15.0%	-20.0%

Critical Accounting Policies and Estimates

The accounting and financial reporting policies of Eagle are in accordance with generally accepted accounting principles ("GAAP") and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Eagle has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for credit losses and business combinations. In determining which accounting policies are critical in nature, Eagle has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee on a periodic basis, including the development, selection, implementation, and disclosure of the critical accounting policies. The application of these policies has a significant impact on Eagle’s unaudited interim consolidated financial statements. Eagle’s financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 – Organization and Summary of Significant Accounting Policies" in Eagle’s 2023 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. There have been no significant changes to the accounting policies, estimates, and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Eagle’s 2023 Form 10-K, other than the following:

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

During the quarter ended September 30, 2024, Management performed a quantitative goodwill impairment test with assistance from a third-party valuation specialist. The interim determination was primarily driven by a revision in the Company’s earnings outlook in comparison to budget. A weighted average of both the market and income approaches was used in valuing the reporting unit’s fair value. The interim goodwill impairment assessment as of August 31, 2024 concluded that goodwill was not impaired. However, changing economic conditions that may adversely affect the Company's performance, the fair value of its assets and liabilities, or its stock price could result in future impairment. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. Management will continue to monitor events that could influence this conclusion in the future.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item has been omitted based on Eagle’s status as a smaller reporting company.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of September 30, 2024, our disclosure controls and procedures were effective. During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 18, 2024, Eagle's Board of Directors (the "Board") authorized the repurchase of up to 400,000 shares of its common stock beginning May 1, 2024. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend on market conditions and other corporate considerations. No shares were purchased during the second or third quarter of 2024 under this plan. The plan expires on May 1, 2025.

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

On April 21, 2022, the Board authorized the repurchase of up to 400,000 shares of its common stock. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchased its shares and the timing of such repurchases depended on market conditions and other corporate considerations. During the second quarter of 2022, 5,000 shares were purchased under this plan at an average price of $19.75. During the third quarter of 2022, 99,517 shares were purchased under this plan at an average price of $19.45. During the fourth quarter of 2022, 6,608 shares were purchased under this plan at an average price of $18.80. No shares were purchased during the first or second quarter of 2023 under this plan. The plan expired on April 21, 2023.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

During the three months ended September 30, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part II - OTHER INFORMATION - continued

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Eagle Bancorp Montana, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on February 23, 2010).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q filed on May 9, 2019).

3.3	Bylaws of Eagle Bancorp Montana, Inc., amended as of August 20, 2015 (incorporated by reference to 3.1 of our Current Report on Form 8-K filed on August 25, 2015).

10.1	Fourth Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Laura F. Clark adopted October 17, 2024 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 22, 2024).

10.2	First Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Miranda J. Spaulding adopted October 17, 2024 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 22, 2024).

10.3	Third Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Dale F. Field adopted October 17, 2024 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on October 22, 2024).

10.4	Second Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Rachel R. Amdahl adopted November 1, 2024 (filed herewith).

10.5	First Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Alana Binde adopted November 1, 2024 (filed herewith).

10.6	Second Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Chantelle Nash adopted November 1, 2024 (filed herewith).

10.7	First Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Mark O'Neill adopted November 1, 2024 (filed herewith).

10.8	First Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Patrick D. Rensmon adopted November 1, 2024 (filed herewith).

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

EAGLE BANCORP MONTANA, INC.

Date: November 13, 2024	By:	/s/ Laura F. Clark
Laura F. Clark
President/CEO

Date: November 13, 2024	By:	/s/ Miranda J. Spaulding
Miranda J. Spaulding
SVP/CFO