Form 10-K
period 2024-12-31
Eagle Bancorp Montana, Inc.
filed 2025-03-14
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-34682

Eagle Bancorp Montana, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1449820
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1400 Prospect Avenue, Helena, MT	59601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	406-442-3080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock par value $0.01 per share	EBMT	Nasdaq Global Market

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10d-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates of Eagle, computed by reference to the closing price at which the stock was sold as of June 30, 2024 was $96,951,000. The outstanding number of shares of common stock of Eagle as of February 28, 2025 was 7,977,177.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement relating to its 2025 annual meeting of stockholders (“2025 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. The 2025 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end to which this report relates.

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

The following factors, among others, could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	local, regional, national and international economic and market conditions and events, and the impact they may have on us, our customers and our assets and liabilities;
●	competition among depository and other traditional and non-traditional financial services businesses;
●	risks related to the concentration of our business in Montana, including risks associated with changes in the prices, values and sales volume of residential and commercial real estate in Montana;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●

the impact of continuing adverse developments affecting the U.S. banking industry, including the associated impact of any regulatory changes or other mitigation efforts taken by governmental agencies in response thereto;

●	the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, inflationary pressures and labor shortages on economic conditions and our business;
●	the impact of any new regulatory, policy or enforcement developments resulting from the change in U.S. presidential administration; an inability to access capital markets or maintain deposits or borrowing costs;
●	uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements;
●	our ability to assess and monitor the effect of artificial intelligence on our business and operations;
●	our ability to achieve environmental, social and governance goals and commitments or the impact of any changes in the Company's sustainability strategy or commitments generally;
●	changes or volatility in the securities markets that lead to impairment in the value of our investment securities and goodwill;
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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as any subsequent Reports on Form 10-Q and Form 8-K, and other filings with the SEC. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. We caution that the foregoing list of risk factors is not exclusive and not to place undue reliance on forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Overview

Eagle Bancorp Montana, Inc. (“Eagle” or the “Company”), is a Delaware corporation, and a bank holding company registered under the Bank Holding Company Act of 1956 that holds 100% of the capital stock of Opportunity Bank of Montana (the “Bank”), formerly American Federal Savings Bank (“AFSB”). The Bank was founded in 1922 as a Montana-chartered building and loan association and has conducted operations and maintained its administrative office in Helena, Montana since that time. In 1975, the Bank adopted a federal thrift charter and in October 2014 converted to a Montana chartered commercial bank and became a member bank in the Federal Reserve System. The Bank currently has 30 full-service branches and 32 automated teller machines located in our market areas and we participate in the Money Pass® ATM network.

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

In January 2018, the Company acquired TwinCo, Inc. (“TwinCo”). This acquisition included two branches in Madison County, Montana. The total consideration paid was $18.93 million and included cash consideration of $9.90 million and common stock issued of $9.03 millio

Business Strategy

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

The following are the key elements of our business strategy:

●

Continue to diversify our portfolio by emphasizing our growth in commercial real estate and commercial business loans, including agricultural loans, as a complement to our single family residential real estate lending while maintaining disciplined credit underwriting standards. As of December 31, 2024, commercial real estate and commercial business loans constituted approximately 78.60% of total loans;

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

Market Areas

We conduct business through our headquarters in Helena, Montana, in addition to 28 other full-service branches located in Ashland, Big Timber, Billings, Bozeman, Butte, Choteau, Culbertson, Denton, Dutton, Froid, Glasgow, Great Falls, Hamilton, Helena, Hinsdale, Livingston, Missoula, Sheridan, Three Forks, Townsend, Twin Bridges, Winifred and Wolf Point, Montana.

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

The following table reflects our deposit market share and ranking by county:

County	Total Market Share Percentage (1)	Deposit Market Share Rank (1)
Broadwater, MT	100.00%	1
Cascade, MT	1.54	8
Fergus, MT	6.36	5
Gallatin, MT	4.68	8
Lewis and Clark, MT	14.93	3
Madison, MT	37.65	2
Missoula, MT	1.56	10
Park, MT	9.94	4
Ravalli, MT	3.22	6
Roosevelt, MT	49.60	2
Rosebud, MT	7.68	3
Silver Bow, MT	13.12	4
Sweet Grass, MT	40.22	1
Teton, MT	18.80	2
Valley, MT	51.52	1
Yellowstone, MT	1.10	7

(1) Source: FDIC.gov-data as of June 30, 2024.

Competition

We face strong competition in our primary market areas for retail deposits and the origination of loans from both banks and non-bank competitors. Historically, Montana was a unit banking state. This means that the ability of Montana state banks to create branches was either prohibited or significantly restricted. As a result of unit banking, Montana has a significant number of independent financial institutions serving a single community in a single location. While the state’s population is approximately 1.13 millionpeople, there are 44 credit unions in Montana as well as one state-chartered thrift institution and 35 commercial banks as of December 31, 2024. Our most direct competition for depositors has historically come from national banks, super-regional banks, locally owned banks, nontraditional internet based banks, thrift institutions and credit unions operating in our primary market areas. Competition in our primary market areas has increased in recent years. Our competition for loans also comes from banks, thrifts, credit unions and government sponsored entities in addition to mortgage bankers and brokers. Through successive acquisitions, the Company has entered several markets in Montana that are predominantly reliant on agriculture. Accordingly, our lending activities in these markets focus on farm and ranch real estate, annual operating lines of credit, and agriculture related term debt. Competition for agricultural loans comes from both traditional Montana banks and an increasing number of nonbank lenders. These nonbank lenders range from government sponsored entities to large national insurance companies.

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

Fee Income

The Bank receives lending related fee income from a variety of sources. Its principal source of this income is from the origination and servicing of sold mortgage loans. Fees generated from mortgage loan servicing generally consist of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing for loans held by others. Mortgage loan servicing fees were $5.11 million and $5.09 million for the years ended December 31, 2024 and 2023, respectively. Other loan related fee income for late charges and other ancillary fees were $1.30 million and $1.38 million for the years ended December 31, 2024 and 2023, respectively.

Residential 1-4 Family Loans

The Bank originates residential 1-4 family mortgage loans secured by property located in the Bank’s market areas. At December 31, 2024, the Bank's balance of 1-4 family mortgage loans was $153.72 million or 10.11% of total loans. The Bank generally originates residential 1-4 family mortgage loans in amounts of up to 80.0% of the lesser of the appraised value or the selling price of the mortgaged property without requiring private mortgage insurance. A mortgage loan originated by the Bank, whether fixed rate or adjustable rate, can have a term of up to 30 years. The Bank holds substantially all of its adjustable rate and its 8, 10 and 12-year fixed rate loans in portfolio. Adjustable rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan. The Bank’s fixed rate 15-year and 20-year loans are held in portfolio or sold in the secondary market depending on market conditions. Generally, all 30-year fixed rate loans are sold in the secondary market. The volume of loan sales is dependent on the volume, type and term of loan originations, as well as market conditions.

The Bank derives a significant portion of its noninterest income from servicing of loans that it has sold. The Bank offers many of the fixed rate loans it originates for sale in the secondary market on a servicing retained basis. This means that we process the borrower’s payments and send them to the purchaser of the loan. This retention of servicing enables the Bank to increase fee income and maintain a relationship with the borrower. At December 31, 2024, the Bank had $2.02 billion in residential 1-4 family mortgage loans and $152.14 million in other loan categories sold with servicing retained. The Bank does not ordinarily purchase home mortgage loans from other financial institutions.

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

The Bank also lends funds for the residential 1-4 family construction. Residential 1-4 family construction loans are made both to individual homeowners for the construction of their primary residence and, to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for sale in the future. Residential 1-4 family construction loans accounted for $45.70 million or 3.01% of the Bank’s total loan portfolio at December 31, 2024.

Commercial Real Estate Loans

The Bank originates commercial real estate loans including loans on multi-family dwellings. Commercial real estate loans made up 42.48% of the Bank’s total loan portfolio, or $645.96 million at December 31, 2024. The Bank’s commercial real estate loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by the Bank will not exceed 80.0% of the appraised value or the selling price of the property, whichever is less. Commercial real estate loans are typically made with fixed rates of interest and 5 to 15-year maturities. Upon maturity, the loan is repaid or the terms and conditions are renegotiated. Generally, all commercial real estate loans that we originate are secured by property located in the state of Montana and within the market areas of the Bank. The Bank's largest single commercial real estate loan at December 31, 2024 was originated by the Bank and participated 44.10% to another bank in Alaska. The Bank's share of the total outstanding loan at December 31, 2024 was $13.81 million and it is collateralized by commercial real estate located in Bozeman, Montana. At December 31, 2024, this loan is performing in accordance with its repayment terms.

The Bank also lends funds for commercial construction and development. Commercial construction and development loans accounted for $124.21 million or 8.17% of the Bank’s total loan portfolio at December 31, 2024. In addition, the bank originates loans secured by farm and ranch real estate. Farmland loans accounted for $146.61 million or 9.64% of the Bank’s total loan portfolio at December 31, 2024.

Home Equity Loans

The Bank also originates home equity loans. These loans are secured by the borrowers’ primary residence, but are typically subject to a prior lien, which may or may not be held by the Bank. At December 31, 2024, $97.54 million or 6.41% of our total loans were home equity loans. Borrowers may use the proceeds from the Bank’s home equity loans for many purposes, including home improvement, debt consolidation or other purchasing needs. The Bank offers fixed rate, fixed payment home equity loans as well as variable and fixed rate home equity lines of credit. Fixed rate home equity loans typically have terms of no longer than 15 years.

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

Consumer Loans

As part of its strategy to invest in higher yielding shorter term loans, the Bank emphasized growth of its consumer lending portfolio in recent years. This portfolio includes personal loans secured by collateral other than real estate, unsecured personal loans and lines of credit and loans secured by deposits held by the Bank. As of December 31, 2024, consumer loans totaled $28.51 million or 1.88% of the Bank’s total loan portfolio. These loans consist primarily of auto loans, RV loans, boat loans, personal loans and credit lines and deposit account loans. Consumer loans are originated in the Bank’s market areas and generally have maturities of up to 7 years. For loans secured by savings accounts, the Bank will lend up to 90.0% of the account balance on single payment loans and up to 100.0% for monthly payment loans.

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

Commercial Loans

Commercial business loans amounted to $144.04 million, or 9.47% of the Bank’s total loan portfolio at December 31, 2024.  Agricultural production loans amounted to $134.35 million, or 8.83% of the Bank’s total loan portfolio at December 31, 2024. The Bank’s commercial business loans are traditional business loans and are not secured by real estate. Such loans may be structured as unsecured lines of credit or may be secured by inventory, accounts receivable or other business assets. Agricultural operating loans are generally secured with equipment, cattle, crops or other non-real property and at times the underlying real property.

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

Loans to One Borrower

Under Montana law, commercial banks such as the Bank, are subject to certain exemptions and are allowed to select the Office of the Comptroller of the Currency (“OCC”) formula used to determine limits on credit concentrations to single borrowers to an amount equal to 15.0% of the institution’s total capital. As of December 31, 2024, the Bank’s limit to a single borrower was $34.40 million. Our largest aggregation of loans to one borrower was approximately $34.58 million at December 31, 2024. The total amount subject to the lending limit at December 31, 2024 was $18.99 million. This consisted of seven loans: four commercial real estate loans each secured by a single property, two commercial loans secured by equipment and one construction loan secured by a single property. The first commercial real estate loan had a principal balance of $1.35 million at December 31, 2024.  As of December 31, 2024, the principal balance on the second commercial real estate loan was $1.38 million. The third commercial real estate loan had a principal balance of $11.02 million as of December 31, 2024. However, another bank is 50.0% participating in this loan for $5.51 million. The fourth commercial real estate loan had a principal balance of $601,000 as of December 31, 2024. The fifth commercial loan had a principal balance of $55,000 as of December 31, 2024. The sixth commercial loan had a principal balance of $12,000 as of December 31, 2024.  The seventh construction loan had a principal balance of $20.16 million as of December 31, 2024. However, another bank is 50.0% participating in this loan for $10.08 million. At December 31, 2024, these loans were performing in accordance with their terms. The Bank maintains the servicing for these loans.

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

Loan Commitments

We generally provide commitments to fund fixed and adjustable-rate single-family mortgage loans for periods up to 60 days at a specified term and interest rate, and other loan categories for shorter time periods. The total amount of loans in process of origination for sale into the secondary market with interest rate lock commitments was $10.16 million as of December 31, 2024.

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

Subsidiary Activity

We are permitted to invest in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations. The following are subsidiaries of the Company: Opportunity Bank of Montana, Eagle Bancorp Statutory Trust I, Opportunity Financial Services, Inc., formerly Western Financial Services, and Opportunity Housing Fund, LLC, which is a subsidiary of the Bank.

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

As of December 31, 2024, we had 372 full-time employees and 10 part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees to be good. The Company is led by a female CEO. The executive team is comprised of 5 females and 3 males.

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

Health and Safety

The safety, health and wellness of our employees is a top priority. Robust wellness initiatives supporting a healthy lifestyle are encouraged through an established employee wellness program. All employees and their dependents have access to an employee assistance program which provides expert resources in support of employee family work/life services, emotional/physical well-being, financial and legal assistance.

Community Involvement

Providing a meaningful impact to our communities has always been a focus for our Company. We actively support causes that are close to our hearts and demonstrate that being an integral part of our Montana communities means rolling up our sleeves and lending a hand wherever needed. Employees are encouraged to become involved in their communities and are offered paid time off for participating in bank-sponsored events. Employees may also take 12 hours of paid time off per calendar year during normal working hours for individual volunteer efforts.

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

The Bank’s general permissible lending limit for loans-to-one-borrower is 15.0% of unimpaired capital and surplus. An additional amount may be lent, equal to 10.0% of total capital, if the loan is fully secured by certain readily marketable collateral, which is defined to include certain financial instruments and bullion but generally does not include real estate.

The federal banking agencies have adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to submit or implement an acceptable plan, the appropriate federal banking agency may issue an enforceable order requiring correction of the deficiencies.

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

The Bank was classified as “well-capitalized” under the prompt corrective action framework as of December 31, 2024.

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

Our authority to extend credit to executive officers, directors and 10.0% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, FRB Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2024, we were in compliance with these regulations.

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

As a result of our branch and whole bank acquisitions we record goodwill. Our consolidated balance sheet at December 31, 2024 included goodwill of $34.74 million. We are required to test our goodwill for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. It is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill. If an impairment determination is made in a future reporting period, our earnings and the book value of goodwill will be reduced by the amount of the impairment.

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

Our mortgage banking activities provide a significant portion of our noninterest income. We originate and sell mortgage loans, including $211.78 million of mortgage loans sold during 2024. We rely on Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and other purchasers to purchase loans in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases from us due to capital constraints or other factors, including, with respect to FNMA and FHLMC, a change in the criteria for conforming loans. In addition, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of FNMA and FHLMC. The exact effects of any such reforms are not yet known but may limit our ability to sell conforming loans to FNMA and FHLMC. In addition, mortgage lending is highly regulated, and our inability to comply with all federal and state regulations and investor guidelines regarding the origination, underwriting documentation and servicing of mortgage loans may also impact our ability to continue selling mortgage loans. If we are unable to continue to sell loans in the secondary market or we experience a period of low mortgage activity, our noninterest income as well as our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations.

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

We have identified a material weakness in our internal control over financial reporting. Failure to remediate, improve and maintain the quality of internal control over financial reporting could result in material misstatements in our financial statements and could materially and adversely affect our ability to provide timely and accurate financial information about the Company, which could harm our reputation and share price.

In March 2025, we identified control deficiencies involving classification of borrowings in the financing activities section of the statement of cash flows. Specifically, the Company’s controls were not designed at a sufficient level of precision to ensure the proper classification of borrowings as short-term or long-term so that the borrowings from and repayments to are appropriately presented either on a net basis or a gross basis within the financing section of the statement of cash flows. Management concluded that these control deficiencies constituted a material weakness in our internal control over financial reporting, as the identified deficiencies could have had a direct or indirect impact on some of our financial reporting controls related to borrowings.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management cannot be certain that other deficiencies or material weaknesses will not arise or be identified or that the Company will be able to correct and maintain adequate controls over financial processes and reporting in the future.

Management, with oversight from the Audit Committee, is committed to maintaining a strong internal control environment, and has taken, and will continue to take, actions necessary to remediate the material weakness. The identified material weakness in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and can be tested and concluded by management to be designed and operating effectively. We cannot provide any assurance that our remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. As we continue to evaluate operating effectiveness and monitor improvements to our internal control over financial reporting, we may take additional measures to address control deficiencies or modify our remediation efforts.

Unsuccessful remediation efforts could result in material misstatements in, or restatements of, the Company’s financial statements, could cause the Company to fail to meet its reporting obligations and/or could cause investors to lose confidence in the Company’s reported financial information, which would adversely affect the trading price of the Company’s common stock and harm the Company’s reputation. In addition, such failures could result in violations of applicable securities laws, an inability to meet Nasdaq listing requirements, a default in covenants under the Company’s credit facilities, and/or exposure to lawsuits, investigations or other legal proceedings.

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

At December 31, 2024, our MSR asset had a fair value of $15.38 million. All income related to retained servicing, including changes in the value of the MSR asset, is included in noninterest income. Depending on the interest rate environment and market trends related to MSR sales, it is possible that the fair value of our MSR asset may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our MSR asset, our financial condition and results of operations would be negatively affected.

Farmland and agriculture production lending presents unique credit risk.

As of December 31, 2024, approximately 18.48% of our total gross loan portfolio was comprised of farmland and agricultural production loans. As of December 31, 2024, we had $280.96 million in farmland and agricultural production loans, including $146.61 million in farmland loans, and $134.35 million in agricultural production loans. Repayment of farmland and agricultural production loans depends primarily on the successful raising and feeding of livestock or planting and harvest of crops and marketing the harvested commodity. Collateral securing these loans may be a illiquid. In addition, the limited purpose of some agricultural-related collateral affects credit risk because such collateral may have limited or no other uses to support values when loan repayment problems emerge. Our farmland and agricultural production lending staff have specific technical expertise that we depend on to mitigate our lending risks for these loans and we may have difficulty retaining or replacing such individuals. Many external factors can impact our agricultural borrowers' ability to repay their loans, including adverse weather conditions, water issues, commodity price volatility, diseases, land values, production costs, changing government regulations and subsidy programs, changing tax treatment, technological changes, labor market shortages/increased wages, and changes in consumers' preferences, over which our borrowers may have no control. These factors, as well as recent volatility in certain commodity prices could adversely impact the ability of those to whom we have made farmland and agricultural production loans to perform under the terms of their borrowing arrangements with us, which in turn could result in credit losses and adversely affect our business, financial condition and results of operations.

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

We are required to own common stock of FHLB to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB’s advance program. The aggregate cost of our FHLB common stock as of December 31, 2024 was $7.78 million. FHLB common stock is not a marketable security and can only be redeemed by the FHLB.

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

Management’s Role

Our cybersecurity program is coordinated by our Vice President Director of Information Security, who reports to our Senior Vice President Chief Risk Officer and Chief Administrative Officer, in partnership with our Director of Information Systems and Technology ("IS&T"). Our Director of Information Security started with us in 2012 and holds numerous credentials including: Certified Information Systems Security Professional, Certified Public Accountant, and Certified Fraud Examiner. The Director of Information Security is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from the IS&T team and our Managed Services Provider, who is overseen by the Director of IS&T. The Director of IS&T started with us in 2020, holds a Bachelor of Science in Business Administration, Information Technology and has over 15 years of direct experience managing information systems and technology. The Director of IS&T is responsible for implementing and maintaining the systems and tools to protect the technology stack we use. The Director of IS&T reports to the Senior Vice President, Chief Operating Officer.

ITEM 2.	PROPERTIES.

The Company's executive office is located at 1400 Prospect Avenue in Helena, Montana. The following table provides information on the Company's 31 properties as of December 31, 2024, including locations by city, as well as whether they are owned or leased.

	Occupancy Type
Locations	Owned	Leased	Total Locations
Ashland, Montana	1	-	1
Big Timber, Montana	1	-	1
Billings, Montana	3	-	3
Bozeman, Montana	2	1	3
Butte, Montana	1	-	1
Choteau, Montana	1	-	1
Culbertson, Montana	1	-	1
Denton, Montana	1	-	1
Dutton, Montana	1	-	1
Froid, Montana	1	-	1
Glasgow, Montana	1	-	1
Great Falls, Montana	-	1	1
Hamilton, Montana	1	-	1
Helena, Montana	5	-	5
Hinsdale, Montana	1	-	1
Livingston, Montana	1	-	1
Missoula, Montana	1	-	1
Sheridan, Montana	1	-	1
Three Forks, Montana	1	-	1
Townsend, Montana	1	-	1
Twin Bridges, Montana	1	-	1
Winifred, Montana	-	1	1
Wolf Point, Montana	1	-	1
Total	28	3	31

Management believes all locations are in good condition and meet the operating needs of the Company.  For additional information regarding the Company's premises and equipment and lease obligations, see Note 5 to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data".

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

Our common stock is traded on the Nasdaq Global Market under the symbol “EBMT.” At the close of business on December 31, 2024, there were 8,507,429 shares of common stock outstanding, held by approximately939 shareholders of record. The closing price of the common stock on December 31, 2024, was $15.33 per share.

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

On April 18, 2024, Eagle's Board of Directors authorized the repurchase of up to 400,000 shares of its common stock beginning May 1, 2024. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend on market conditions and other corporate considerations. The following table summarized the Company's purchase of its common stock for the year ended December 31, 2024 under this plan.

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs

October 1, 2024 through October 31, 2024	-	$-	-	-

November 1, 2024 through November 30, 2024	-	-	-	-

December 1, 2024 through December 31, 2024	25,000	16.74	25,000	375,000

Total	25,000	$16.74	25,000

During January 2025, the Company purchased 50,000 shares at an average price of $15.11 under its repurchase plan. The plan expires on May 1, 2025.

On April 20, 2023, Eagle's Board of Directors authorized the repurchase of up to 400,000 shares of its common stock beginning May 1, 2023. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend on market conditions and other corporate considerations. During the second quarter of 2023, 17,901 shares were purchased under this plan at an average price of $12.89. No shares were purchased during the third or fourth quarter of 2023, or during the first of second quarter of 2024 under this plan. The plan expired on May 1, 2024.

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

Introduction

Eagle Bancorp Montana, Inc. is a bank holding company registered under the Bank Holding Company Act, is incorporated under the laws of Delaware and headquartered in Helena, Montana. Through its wholly-owned subsidiary, Opportunity Bank of Montana, a Montana state-chartered bank that is a member of the Federal Reserve System, the Company provides commercial and consumer banking services.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes Eagle and its subsidiaries' results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023, and also analyzes our financial condition as of December 31, 2024 as compared to December 31, 2023. Like most banking institutions, our principal business consists of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including real estate and other consumer assets. We are significantly affected by prevailing economic conditions, particularly interest rates, as well as government policies concerning, among other things, monetary and fiscal affairs, housing and financial institutions and regulations regarding lending and other operations, privacy and consumer disclosure. Attracting and maintaining deposits is influenced by a number of factors, including interest rates paid on competing investments offered by other financial and nonfinancial institutions, account maturities, fee structures and levels of personal income and savings. Lending activities are affected by the demand for funds and thus are influenced by interest rates, the number and quality of lenders and regional economic conditions. Sources of funds for lending activities include deposits, borrowings, repayments on loans, cash flows from maturities of investment securities and income provided from operations.

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

The Bank has a strong mortgage lending focus, with a large portion of its loan originations represented by single-family residential mortgages, which has enabled it to successfully market home equity loans, as well as a wide range of shorter-term consumer loans for various personal needs (automobiles, recreational vehicles, etc.). The Bank has also focused on adding commercial loans to our portfolio, both real estate and non-real estate. We have made significant progress in this initiative over the past decade. As of December 31, 2024, commercial real estate loans represented 60.3% of the total loan portfolio, including farmland loans representing 9.6% of the total loan portfolio. Commercial business loans represented 18.3% of the total loan portfolio, including agricultural loans representing 8.8% of the total loan portfolio. The purpose of this diversification is to mitigate our dependence on the residential mortgage market, as well as to improve our ability to manage our interest rate spread. Recent acquisitions have added to our agricultural loans, which generally have shorter maturities and nominally higher interest rates. This has provided additional interest income and improved interest rate sensitivity. The Bank’s management recognizes that fee income will also enable it to be less dependent on specialized lending and it maintains a significant loan serviced portfolio, which provides a steady source of fee income. As of December 31, 2024, we had mortgage servicing rights, net of $15.38 million compared to $15.85 million as of December 31, 2023. Gain on sale of loans also provides significant noninterest income in periods of high mortgage loan origination volumes. Such income will be, and has recently been, adversely affected in periods of lower mortgage activity.

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee increased the federal funds target rate to 5.50% during the year ended December 31, 2023. The rate decreased to 4.50% during the year ended December 31, 2024.

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

Quarterly, an assessment is performed of the risks expected in the loan portfolio. A detailed review is conducted for significant loans identified as having weaknesses that do not share common risk characteristics with other loans. The methodology for determining the adequacy of the allowance for credit losses is considered a critical accounting policy by management due to its complexity and the high degree of judgment involved. The primary factors and assumptions considered include loan volume, credit ratings, delinquency status, prepayment speeds, weighted average lives, and other relevant available information from internal and external sources related to past events and historical loss experience. Management uses qualitative judgment to adjust loss rates to reflect management’s assessment of current economic conditions, along with reasonable and supportable forecasts. The allowance is based on information known at the time of the review. Changes in factors underlying the assessment for subsequent evaluations of the loan portfolio could have a material impact on the amount of the allowance that is necessary and the amount of provision to be charged against earnings. See Note 3 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further information.

Goodwill

The excess of consideration paid over fair value of net assets acquired for acquisitions is recorded as goodwill. Goodwill is not amortized but is tested at least annually for impairment or more frequently if events occur or circumstances change that indicate impairment may exist. A goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying value. An impairment charge is recorded for the amount by which the carrying amount exceeds the reporting unit's fair value. A weighted average of both the market and income approaches is used in valuing the reporting unit’s fair value. Weightings are assigned to the approaches regarding fair value and the sensitivity of other weighting scenarios is considered. The market approach incorporates comparable public company information, valuation multiples and consideration of a market control premium along with data related to comparable observed purchase transactions in the financial services industry. The income approach consists of discounting projected future cash flows, which are derived from internal forecasts and economic expectations for the reporting unit. The significant inputs and assumptions for the income approach include a discount rate and projected earnings of the Company in future years for which there is inherent uncertainty. The sensitivity of a range of reasonable discount rates based on the current economic environment is considered.

During the quarter ended September 30, 2024, management performed a quantitative goodwill impairment test with assistance from a third-party valuation specialist. The interim determination was primarily driven by a revision in the Company's earnings outlook in comparison to budget. The interim goodwill impairment assessment as of August 31, 2024 concluded that goodwill was not impaired. Our quantitative annual impairment tests as of October 31, 2024 and 2023 also did not result in impairment. However, changing economic conditions that may adversely affect the Company's performance, the fair value of its assets and liabilities, or its stock price could result in future impairment. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations. Management will continue to monitor events that could influence this conclusion in the future. See Note 7 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further information.

The Company's accounting policies and discussion of recent accounting pronouncements is included in Note 1 to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data".

Financial Condition

December 31, 2024 compared to December 31, 2023

Total assets were$2.10 billion at December 31, 2024, an increase of $27.42 million, or 1.3% from $2.08 billion at December 31, 2023. Loans receivable, net increased by $35.75 million or 2.4%, to $1.50 billion at December 31, 2024 from $1.47 billion at December 31, 2023. However, securities available-for-sale decreased by $25.69 million or 8.1% from December 31, 2023. Total borrowings decreased $34.66 million to $200.08 million at December 31, 2024, from $234.74 million at December 31, 2023. Total liabilities were $1.93 billion at December 31, 2024, an increase of $21.94 million, or 1.2%, from $1.91 billion at December 31, 2023. Total deposits increased by $46.03 million or 2.8% to $1.68 billion from $1.64 billion at December 31, 2023. Total shareholders’ equity increased by $5.50 million or 3.2% from December 31, 2023.

Financial Condition Details

Investment Activities

We maintain a portfolio of investment securities, classified as either available-for-sale or held-to-maturity to enhance total return on investments. Our investment securities generally include U.S. government and agency obligations, U.S. treasury obligations, Small Business Administration pools, municipal securities, corporate obligations, mortgage-backed securities (“MBSs”), collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABSs”), all with varying characteristics as to rate, maturity and call provisions. There were no held-to-maturity investment securities included in the investment portfolio at December 31, 2024 or 2023. All investment securities included in the investment portfolio are available-for-sale. Eagle also has interest-bearing deposits in other banks and federal funds sold, as well as stock in FHLB and FRB. FHLB stock was $7.78 million and $9.19 million at December 31, 2024 and 2023, respectively. FRB stock was $4.13 million for both at December 31, 2024 and 2023.

The following table summarizes investment activities:

	December 31,
	2024		2023		2022
	Fair Value	Percentage of Total	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency obligations	$5,195	1.78%	$6,543	2.06%	$2,390	0.68%
U.S. treasury obligations	46,913	16.03%	46,815	14.71	51,951	14.86
Municipal obligations	117,877	40.29%	137,950	43.33	172,849	49.47
Corporate obligations	4,162	1.42%	3,905	1.23	6,990	2.00
Mortgage-backed securities	28,235	9.65%	26,753	8.41	29,653	8.48
Collateralized mortgage obligations	82,623	28.24%	86,568	27.20	82,131	23.50
Asset-backed securities	7,585	2.59%	9,745	3.06	3,531	1.01
Total securities available-for-sale	$292,590	100.00%	$318,279	100.00%	$349,495	100.00%

Securities available-for-sale were $292.59 million at December 31, 2024, a decrease of $25.69 million, or 8.1%, from $318.28 million at December 31, 2023. The decrease was due to sales of $14.12 million and maturity, principal payments and call activity of $21.45 million. These decreases were partially offset by $10.98 million in investment purchases. In addition, unrealized losses on securities increased from prior year by $273,000.

The following table sets forth information regarding fair values, weighted average yields and maturities of investments. The yields have been computed on a tax equivalent basis. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	December 31, 2024
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total Investment Securities
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Approximate Market Value	Weighted Average Yield
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency obligations	$-	$-	$263	$6.28	$3,200	$4.76	$1,732	$6.98	$5,195	$5,195	5.57%
U.S. treasury obligations	4,932	2.79	26,394	1.34	15,587	$1.66	-	$-	46,913	46,913	1.60
Municipal obligations	2,590	2.85	5,627	3.41	50,335	$2.72	59,325	$3.22	117,877	117,877	2.81
Corporate obligations	998	3.00	-	-	3,164	$4.98	-	$-	4,162	4,162	4.51
Mortgage-backed securities	34	3.40	2,166	3.33	2,499	$3.38	23,536	$4.39	28,235	28,235	4.21
Collateralized mortgage obligations	2,388	1.00	3,374	7.34	778	$3.12	76,083	$3.72	82,623	82,623	3.72
Asset-backed securities	-	-	-	-	-	-	7,585	$6.07	7,585	7,585	6.07
Total securities available-for-sale	$10,942	2.43%	$37,824	2.33%	$75,563	2.71%	$168,261	3.78%	$292,590	$292,590	3.16%

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	December 31,
	2024		2023		2022		2021		2020
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential 1-4 family (1)	$153,721	10.11%	$156,578	10.55%	$135,947	10.03%	$101,180	10.82%	$110,802	13.14%
Residential 1-4 family construction	45,701	3.01	43,434	2.93	59,756	4.41	45,635	4.88	46,290	5.49
Total residential 1-4 family	199,422	13.12	200,012	13.48	195,703	14.44	146,815	15.70	157,092	18.63

Commercial real estate	645,962	42.48	608,691	40.99	539,070	39.76	410,568	43.92	316,668	37.56
Commercial construction and development	124,211	8.17	158,132	10.65	151,145	11.15	92,403	9.88	65,281	7.74
Farmland	146,610	9.64	142,590	9.61	136,334	10.06	67,005	7.17	65,918	7.82
Total commercial real estate	916,783	60.29	909,413	61.25	826,549	60.97	569,976	60.97	447,867	53.12

Total real estate loans	1,116,205	73.41	1,109,425	74.73	1,022,252	75.41	716,791	76.67	604,959	71.75

Other loans:
Home equity	97,543	6.41	86,932	5.86	74,271	5.48	51,748	5.54	56,563	6.71
Consumer	28,513	1.88	30,125	2.03	27,609	2.04	18,455	1.97	20,168	2.39

Commercial	144,039	9.47	132,709	8.94	127,255	9.39	101,535	10.86	109,209	12.95
Agricultural	134,346	8.83	125,298	8.44	104,036	7.68	46,335	4.96	52,242	6.20
Total commercial loans	278,385	18.30	258,007	17.38	231,291	17.07	147,870	15.82	161,451	19.15

Total other loans	404,441	26.59	375,064	25.27	333,171	24.59	218,073	23.33	238,182	28.25

Total loans	1,520,646	100.00%	1,484,489	100.00%	1,355,423	100.00%	934,864	100.00%	843,141	100.00%

Deferred loan fees(2)	-		-		(1,745)		(1,725)		(2,038)
Allowance for credit losses (3)	(16,850)		(16,440)		(14,000)		(12,500)		(11,600)

Total loans, net	$1,503,796		$1,468,049		$1,339,678		$920,639		$829,503

(1) Excludes loans held-for-sale.
(2) Deferred loan fees, net included in individual loan buckets above for the years ended December 31, 2024 and 2023.
(3) Allowance for credit losses for the years ended December 31, 2024 and 2023; allowance for loan losses for the years ended December 31, 2022, 2021 and 2020.

Loans receivable, net increased $35.75 million, or 2.4%, to $1.50 billion at December 31, 2024 from $1.47 billion at December 31, 2023. Total commercial loans increased $20.38 million, total home equity loans increased $10.61 million, and total commercial real estate loans increased $7.37 million. These increases were slightly offset by decreases in consumer loans of $1.62 million and residential loans of $590,000.

Total loan originations were $607.73 million for the year ended December 31, 2024. Total residential 1-4 family originations were $271.79 million, which includes $214.32 million of originations of loans held-for-sale. Total commercial originations were $155.11 million. Total commercial real estate originations were $135.55 million. Home equity loan originations totaled $31.63 million. Consumer loan originations totaled $13.65 million. Loans held-for-sale increased by $1.94 million, to $13.37 million at December 31, 2024 from $11.43 million at December 31, 2023.

The following table includes the composition of the commercial real estate loan category:

	December 31, 2024
(In Thousands)	Non-Owner Occupied	Owner Occupied	Total	Percent of Total CRE
Automotive related	$-	$23,738	$23,738	3.67%
Bars and restaurants	5,030	15,912	20,942	3.24
Car washes	884	-	884	0.14
Construction and related industries	19,717	13,968	33,685	5.21
Healthcare and social assistance	10,483	13,907	24,390	3.78
Hospitality industry related	-	13,764	13,764	2.13
Hotels and other traveler accommodations	66,702	-	66,702	10.33
Industrial/warehouse	51,168	-	51,168	7.92
Lessors of mini warehouses and self-storage units	16,682	-	16,682	2.58
Lessors of nonresidential buildings	67,782	-	67,782	10.49
Lessors of other real estate property	31,675	-	31,675	4.90
Multifamily	113,789	-	113,789	17.63
Office space	20,553	38,104	58,657	9.08
Other	37,876	25,253	63,129	9.77
Other real estate rental and leasing	6,836	-	6,836	1.06
Real estate leasing activities	-	27,465	27,465	4.25
Wholesale and retail trade	11,969	12,705	24,674	3.82
Total commercial real estate	$461,146	$184,816	$645,962	100.00%

	December 31, 2023
(In Thousands)	Non-Owner Occupied	Owner Occupied	Total	Percent of Total CRE
Automotive related	$-	$22,241	$22,241	3.65%
Bars and restaurants	5,565	14,954	20,519	3.37
Car washes	10,792	-	10,792	1.77
Construction and related industries	17,530	11,840	29,370	4.83
Healthcare and social assistance	10,206	21,564	31,770	5.22
Hospitality industry related	-	14,756	14,756	2.42
Hotels and other traveler accommodations	58,157	-	58,157	9.55
Industrial/warehouse	43,983	-	43,983	7.23
Lessors of mini warehouses and self-storage units	13,959	-	13,959	2.29
Lessors of nonresidential buildings	63,515	-	63,515	10.44
Lessors of other real estate property	9,778	-	9,778	1.61
Multifamily	86,980	-	86,980	14.29
Office space	20,150	40,657	60,807	9.99
Other	54,556	25,197	79,753	13.11
Other real estate rental and leasing	4,877	-	4,877	0.80
Real estate leasing activities	-	28,998	28,998	4.76
Wholesale and retail trade	14,575	13,861	28,436	4.67
Total commercial real estate	$414,623	$194,068	$608,691	100.00%

Commercial real estate loans made up $645.96 million or 42.5% of the Bank's total loan portfolio at December 31, 2024, compared to $608.69 million or 41.0% at December 31, 2023. The Bank's commercial real estate loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses, and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by the Bank will not exceed 80.0% of the appraised value or the selling price of the property, whichever is less. The Bank's commercial real estate portfolio's average loan-to-value ratio range was 26% to 51% as of December 31, 2024.

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

Loan Maturities. The following table sets forth the estimated maturity of the loan portfolio of the Bank at December 31, 2024. Balances exclude deferred loan fees and allowance for credit losses. Scheduled principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of a loan is typically substantially less than its contractual terms because of prepayments. In addition, due on sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, the borrower sells the real property, subject to the mortgage, and the loan is not paid off. All mortgage loans are shown to be maturing based on the date of the last payment required by the loan agreement, except as noted.

Loans having no stated maturity, those without a scheduled payment, demand loans and matured loans, are shown as due within six months.

	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total

Total residential 1-4 family (1)	$43,100	$11,271	$26,302	$118,749	$199,422
Total commercial real estate	66,335	40,342	197,651	612,455	916,783
Home equity	9,199	32,444	54,947	953	97,543
Consumer	1,802	20,065	6,296	350	28,513
Total Commercial	109,247	87,915	74,101	7,122	278,385
Total loans (1)	$229,683	$192,037	$359,297	$739,629	$1,520,646

(1) Excludes loans held-for-sale

The following table includes loans by fixed or adjustable rates at December 31, 2024:

	Fixed	Adjustable	Total
	(Dollars in Thousands)
Due after December 31, 2024
Total residential 1-4 family (1)	$36,292	$120,030	$156,322
Total commercial real estate	125,426	725,022	850,448.00
Home equity	4,513	83,831	88,344.00
Consumer	25,107	1,604	26,711.00
Total commercial	99,405	69,733	169,138.00
Total due after December 31, 2024	290,743	1,000,220	1,290,963

Due in less than one year	100,320	129,363	229,683

Total loans (1)	$391,063	$1,129,583	$1,520,646

Percent of total	25.72%	74.28%	100.00%

(1) Excludes loans held-for-sale

Delinquent Loans. The following table provides information regarding the Bank’s delinquent loans:

	December 31, 2024
	30-89 Days			90 Days and Greater
	Number	Amount	Percentage of Total	Number	Amount	Percentage of Total
	(Dollars in Thousands)			(Dollars in Thousands)
Loan type:
Real estate loans:
Residential 1-4 family	9	$1,326	12.90%	1	$623	100.00%
Commercial real estate	5	5,739	55.84	-	-	0.00
Commercial construction and development	2	951	9.25	-	-	0.00
Farmland	2	54	0.53	-	-	0.00
Other loans:
Home equity	5	382	3.72	-	-	0.00
Consumer	56	195	1.90	-	-	0.00
Commercial	4	1,064	10.35	-	-	0.00
Agricultural	4	566	5.51			0.00
Total	87	$10,277	100.00%	1	$623	100.00%

Nonperforming Assets. The following table sets forth information regarding nonperforming assets:

	December 31,
	2024	2023	2022	2021	2020
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential 1-4 family	$469	$297	$483	$616	$684
Residential 1-4 family construction	961	757	-	337	337
Commercial real estate	268	340	350	497	631
Commercial construction and development	2	-	-	-	36
Farmland	190	3,716	143	989	2,245
Other loans:
Home equity	335	182	96	100	94
Consumer	121	60	25	62	151
Commercial	204	27	44	516	537
Agricultural	677	3,016	1,059	1,718	1,542
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	623	-	330	-	34
Residential 1-4 family construction	-	-	-	-	170
Farmland	-	26	-	-	-
Other loans:
Home equity	-	-	-	-	-
Commercial	-	-	746	-	6
Agricultural	-	-	-	-	182
Restructured loans	-	-	4,502	2,224	1,824
Total nonperforming loans	3,850	8,421	7,778	7,059	8,473
Real estate owned and other repossessed property, net	45	5	-	4	25
Total nonperforming assets	$3,895	$8,426	$7,778	$7,063	$8,498

Total nonperforming loans to total loans	0.25%	0.57%	0.57%	0.76%	1.00%
Total nonperforming loans to total assets	0.18%	0.41%	0.40%	0.49%	0.67%
Total nonaccrual loans to total loans	0.21%	0.57%	0.24%	0.59%	0.74%
Total nonperforming assets to total assets	0.19%	0.41%	0.40%	0.49%	0.68%

Nonaccrual loans as of December 31, 2024 and 2023 include $591,000 and $1,681,000, respectively of acquired loans that deteriorated subsequent to the acquisition date.

During the year ended December 31, 2024, the Bank sold two real estate owned and other repossessed assets resulting in a net loss of $6,000. There were no subsequent write-downs on real estate owned or other repossessed assets during the year ended December 31, 2024. During the year ended December 31, 2023, the Bank sold one real estate owned and other repossessed asset. There were no subsequent write-up on real estate owned and other repossessed assets during the year ended December 31, 2023.

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

The following table reflects our classified assets:

	December 31, 2024
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$152,522	$623	$576	$-	$153,721
Residential 1-4 family construction	44,740	-	961	-	45,701
Commercial real estate	641,858	260	3,844	-	645,962
Commercial construction and development	122,806	-	1,405	-	124,211
Farmland	144,720	1,580	310	-	146,610
Other loans:
Home equity	97,026	115	402	-	97,543
Consumer	28,381	8	124	-	28,513
Commercial	141,992	592	1,455	-	144,039
Agricultural	131,165	2,618	563	-	134,346
Total loans	1,505,099	5,907	9,640	-	1,520,646

Real estate owned/repossessed property, net					45

					$1,520,691

	December 31, 2023
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$155,235	$1,168	$175	$-	$156,578
Residential 1-4 family construction	42,677	-	757	-	43,434
Commercial real estate	600,492	7,860	339	-	608,691
Commercial construction and development	156,056	2,076	-	-	158,132
Farmland	140,848	-	1,742	-	142,590
Other loans:
Home equity	86,735	-	197	-	86,932
Consumer	30,038	18	69	-	30,125
Commercial	129,644	3,006	59	-	132,709
Agricultural	123,542	-	1,756	-	125,298
Total loans	1,465,267	14,128	5,094	-	1,484,489

Real estate owned/repossessed property, net					5

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

Provisions for, or adjustments to, estimated losses are included in earnings in the period they are established. At December 31, 2024, we had $16.85 million in allowance for credit losses. At December 31, 2023, we had $16.44 million in allowance for loan losses.

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

The following table includes information for allowance for credit losses:

	Years Ended
	December 31,
	2024	2023	2022
	(Dollars in Thousands)

Beginning balance	$16,440	$14,000	$12,500
Impact of adopting ASC 326	-	700	-

Provision for credit losses	408	1,666	2,001
Charge-offs
Residential 1-4 Family	(11)	-	(199)
Commercial real estate	-	-	-
Home equity	-	-	(32)
Consumer	(65)	(50)	(31)
Commercial	(10)	(129)	(299)
Recoveries
Residential 1-4 Family	-	195	4
Commercial real estate	18	23	30
Home equity	-	13	-
Consumer	3	3	4
Commercial	67	19	22
Net loan charge-offs (recoveries)	2	74	(501)

Ending balance	$16,850	$16,440	$14,000

Allowance for credit losses to total loans excluding loans held-for-sale	1.11%	1.11%	1.03%
Allowance for credit losses to total nonperforming loans	437.66%	195.23%	179.99%
Allowance for credit losses to nonaccrual loans	526.56%	249.96%	424.50%
Net charge-offs (recoveries) to average loans outstanding during the period	0.00%	0.01%	-0.04%

Net charge-offs to average loans outstanding for each loan category are considered insignificant for the periods presented in the table above.

The following table presents allocation of the allowance for credit losses by loan category and the percentage of loans in each category to total loans:

	December 31,
	2024			2023			2022
	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans	Amount	Percentage of Allowance to Total Allowance	Loan Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Residential 1-4 family	$1,911	11.34%	13.12%	$1,866	11.35%	13.48%	$1,472	10.51%	14.44%
Commercial real estate	10,907	64.74	60.29	10,691	65.03	61.25	9,037	64.55	60.97
Total real estate loans	12,818	76.08	73.41	12,557	76.38	74.73	10,509	75.06	75.41

Other loans:
Home equity	553	3.28	6.41	540	3.28	5.86	509	3.64	5.48
Consumer	245	1.45	1.88	304	1.85	2.03	342	2.44	2.04
Commercial	3,234	19.19	18.30	3,039	18.49	17.38	2,640	18.86	17.07
Total other loans	4,032	23.92	26.59	3,883	23.62	25.27	3,491	24.94	24.59

Total	$16,850	100.00%	100.00%	$16,440	100.00%	100.00%	$14,000	100.00%	100.00%

Deposits and Other Sources of Funds

Deposits. Deposits are the Company’s primary source of funds. Core deposits are deposits that are more stable and somewhat less sensitive to rate changes. They also represent a lower cost source of funds than rate sensitive, more volatile accounts such as certificates of deposit. We believe that our core deposits are checking, savings, money market and IRA accounts. Based on our historical experience, we include IRA accounts funded by certificates of deposit as core deposits because they exhibit the principal features of core deposits in that they are stable and generally are not rate sensitive. Core deposits were $1.24 billion or 73.7% of the Bank’s total deposits at December 31, 2024 ($1.22 billion or 72.5% excluding IRA certificates of deposit). The presence of a high percentage of core deposits and, in particular, transaction accounts reflects in part due to our strategy to restructure our liabilities to more closely resemble the lower cost of liabilities of a commercial bank. However, a significant portion of our deposits is in certificate of deposit form and there was growth in this area during 2024. This shift to certificate of deposits has added to our overall cost of funds and could continue to in the future.

The following table includes deposit accounts and associated weighted average interest rates for each category of deposits:

	December 31,
	2024			2023			2022
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
	Amount	of Total	Rate	Amount	of Total	Rate	Amount	of Total	Rate
	(Dollars in Thousands)
Noninterest checking	$419,211	24.94%	0.00%	$418,727	25.61%	0.00%	$468,955	28.68%	0.00%
Interest-bearing checking	221,476	13.17	0.18	211,101	12.91	0.05	252,922	15.47	0.11
Savings	210,572	12.52	0.06	230,711	14.11	0.06	273,790	16.74	0.06
Money market	367,094	21.83	1.82	330,274	20.20	1.66	387,947	23.72	1.12
Total	1,218,353	72.46	0.47	1,190,813	72.83	0.40	1,383,614	84.61	0.34
Certificates of deposit accounts:
IRA certificates	21,419	1.27	0.94	22,960	1.40	0.75	24,907	1.52	0.48
Brokered certificates	-	-	0.00	72,168	4.41	5.28	-	0.00	0.00
Other certificates	441,456	26.27	4.41	349,254	21.36	4.04	226,751	13.87	1.51
Total certificates of deposit	462,875	27.54	4.25	444,382	27.17	4.08	251,658	15.39	1.41
Total deposits	$1,681,228	100.00%	1.59%	$1,635,195	100.00%	1.45%	$1,635,272	100.00%	0.50%

Overall deposits increased year over year by $46.03 million. Certificates of deposits increased $18.49 million while savings decreased by $20.14 million. All other categories of deposits increased as follows: money market increased by $36.82 million, interest-bearing checking increased $10.38 million, and noninterest checking increased by $484,000. There was migration during the year from lower yielding deposit accounts to certificates of deposit as consumers shifted funds to higher yielding deposits.

At December 31, 2024 and 2023, the Company held $632.95 million and $618.78 million, respectively, in deposit accounts that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") requirements of $250,000 and greater. However, the estimated amount of uninsured deposits was approximately $323.12 million or 18.9% of total deposits at December 31, 2024 considering other factors such as joint accounts, deposits collateralized by Bank securities and deposit sharing programs like Intrafi Cash Service.

The following table shows the amount of certificates of deposit with balances of $250,000 and greater by time remaining until maturity as of December 31, 2024:

Balance
$250,000
and Greater
(In Thousands)
3 months or less	$74,271
Over 3 to 6 months	31,044
Over 6 to 12 months	35,109
Over 12 months	5,229
Total	$145,653

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

Advances from FHLB and other borrowings decreased by $34.81 million to $140.93 million at December 31, 2024 from $175.74 million at December 31, 2023. The decrease was related to an increase in deposits. The weighted average rate for borrowings was 4.72% as of December 31, 2024, compared to 5.48% at December 31, 2023.

Other Long-Term Debt. The following table summarizes other long-term debt activity:

	December 31,		December 31,
	2024		2023
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Subordinated debentures fixed at 5.50% to floating, due 2030	$14,815	$25.05	$14,781	$25.05
Subordinated debentures fixed at 3.50% to floating, due 2032	39,179	66.24	39,063	66.21
Subordinated debentures variable at 3-Month SOFR plus 1.68%, due 2035	5,155	8.71	5,155	8.74
Total other long-term debt, net	$59,149	100.00%	$58,999	100.00%

Total other long-term debt was $59.15 million at December 31, 2024 compared to $59.00 million at December 31, 2023.

Shareholders’ Equity

Total shareholders’ equity increased by $5.50 million or 3.2%, to $174.77 million at December 31, 2024 from $169.27 million at December 31, 2023. This increase was primarily the result of net income of $9.78 million. This increase was partially offset by dividends paid of $4.54 million.

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

The following table includes average balances for financial condition items, as well as interest and dividends and average yields related to the average balances. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income or expense.

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	Average	Interest		Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$306,538	$10,428	3.39%	$328,533	$11,376	3.46%	$336,779	$8,579	2.55%
FHLB and FRB stock	13,535	1,085	7.99	12,851	727	5.66	6,369	302	4.74
Loans receivable(1)	1,523,384	92,282	6.04	1,436,672	79,423	5.53	1,194,788	60,353	5.05
Other earning assets	6,663	416	6.23	2,671	89	3.33	34,170	228	0.67
Total interest-earning assets	1,850,120	104,211	5.62	1,780,727	91,615	5.14	1,572,106	69,462	4.42
Noninterest-earning assets	241,931			234,859			196,813
Total assets	$2,092,051			$2,015,586			$1,768,919

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$218,175	$391	0.18%	$237,006	$595	0.25%	$244,208	$173	0.07%
Savings	212,221	134	0.06	238,695	146	0.06	269,033	128	0.05
Money market	350,431	8,660	2.46	331,199	5,548	1.68	358,122	1,711	0.48
Certificates of deposit	443,313	18,653	4.20	357,573	11,568	3.24	188,954	1,112	0.59
FHLB advances and other borrowings	190,082	10,211	5.36	159,667	8,562	5.36	14,627	514	3.51
Other long-term debt	59,080	2,724	4.60	58,930	2,719	4.61	59,807	2,512	4.2
Total interest-bearing liabilities	1,473,302	40,773	2.76	1,383,070	29,138	2.11	1,134,751	6,150	0.54
Noninterest checking	412,251			439,388			453,841
Other noninterest-bearing liabilities	41,907			34,321			24,672
Total liabilities	1,927,460			1,856,779			1,613,264

Total equity	164,591			158,807			155,655

Total liabilities and equity	$2,092,051			$2,015,586			$1,768,919
Net interest income/interest rate spread(2)		$63,438	2.86%		$62,477	3.04%		$63,312	3.88%

Net interest margin(3)			3.42%			3.51%			4.03%
Total interest earning assets to interest-bearing liabilities			125.58%			128.75%			138.54%

(1)   Includes loans held-for-sale.

(2)   Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(3)   Net interest margin represents income before the provision for credit losses (for years ended December 31, 2024 and December 31, 2023) or provision for loan losses (for the year ended December 31, 2022) divided by average interest-earning assets.

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

	Year Ended December 31, 2024			Year Ended December 31, 2023
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$(762)	$(186)	$(948)	$(210)	$3,007	$2,797
FHLB and FRB stock	39	319	358	307	118	425
Loans receivable(1)	4,794	8,065	12,859	12,218	6,852	19,070
Other earning assets	133	194	327	(210)	71	(139)
Total interest earning assets	4,204	8,392	12,596	12,105	10,048	22,153

Interest-bearing liabilities:
Checking	(47)	(157)	(204)	(5)	427	422
Savings	(16)	4	(12)	(14)	32	18
Money market	322	2,790	3,112	(129)	3,966	3,837
Certificates of deposit	2,774	4,311	7,085	992	9,464	10,456
FHLB advances and other borrowings	1,631	18	1,649	5,097	2,951	8,048
Other long-term debt	7	(2)	5	(37)	244	207
Total interest-bearing liabilities	4,671	6,964	11,635	5,904	17,084	22,988

Change in net interest income	$(467)	$1,428	$961	$6,201	$(7,036)	$(835)

(1)     Includes loans held-for-sale.

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2024 and 2023

Net Income

Eagle’s net income for the year ended December 31, 2024 was $9.78 million compared to $10.06 million for the year ended December 31, 2023. The decrease of $278,000 or 2.8% was driven by a decrease in noninterest income of $4.94 million. This decrease was largely offset by decrease in noninterest expense of $2.78 million and an increase in net interest income after provision for credit losses of $1.90 million. Basic and diluted earnings per common share were $1.25 and $1.24, respectively, for the year ended December 31, 2024. Basic and diluted earnings per common share were both $1.29 for the year ended December 31, 2023.

Net Interest Income

Net interest income increased slightly to $63.44 million for the year ended December 31, 2024, from $62.48 million for the year ended December 31, 2023. This increase of $961,000, or 1.5%, was primarily the result of an increase in interest and dividend income of $12.59 million largely offset by an increase in interest expense of $11.63 million.

Interest and Dividend Income

Interest and dividend income was $104.21 million for the year ended December 31, 2024, compared to $91.62 million for the year ended December 31, 2023, an increase of $12.59 million, or 13.7%. Interest and fees on loans increased to $92.28 million for the year ended December 31, 2024 from $79.42 million for the same period ended December 31, 2023. This increase of $12.86 million, or 16.2%, was due in part to an increase in the average yield of loans. The average interest rate earned on loans receivable increased by 51 basis points, from 5.53% for the year ended December 31, 2023, to 6.04% for the year ended December 31, 2024. Interest accretion on purchased loans was $751,000 for the year ended December 31, 2024, which resulted in a 4 basis point increase in net interest margin, compared to $1.01 million for the year ended December 31, 2023, which resulted in a 6 basis point increase in net interest margin. In addition, average balances for loans receivable, including loans-held-for-sale, for the year ended December 31, 2024  were $1.52 billion, compared to $1.44 billion for the year ended December 31, 2023. This represents an increase of $86.71 million, or 6.00% and was due to organic growth. Interest on investment securities available-for-sale decreased by $948,000 or 8.3% period over period, primarily due to the decrease in average balances for investments from $328.53 million for the year ended December 31, 2023, to $306.54 million for the year ended December 31, 2024. In addition, average interest rates earned on investments decreased from 3.46% for the year ended December 31, 2023, to 3.39% for the year ended December 31, 2024.

Interest Expense

Total interest expense was $40.77 million for the year ended December 31, 2024, increasing from $29.14 million for the year ended December 31, 2023. The increase of $11.63 million was due to an increase of $9.98 million in interest expense on deposits and a net increase of $1.65 million in interest expense on total borrowings. The overall average rate on total deposits was 1.70% for the year ended December 31, 2024, compared to 1.11% for the year ended December 31, 2023. In addition, the average balance for total deposits was $1.64 billion for the year ended December 31, 2024, compared to $1.60 billion for the year ended December 31, 2023. The average balance for total borrowings increased from $218.60 million for the year ended December 31, 2023 to $249.16 million for the year ended December 31, 2024. The increase was due to FHLB advances and other borrowings being deployed to fund loan growth. The average rate paid on total borrowings also increased from 5.16% for the year ended December 31, 2023, to 5.18% for the year ended December 31, 2024.

Provision for Credit Losses

Provision for credit losses was $518,000 for the year ended December 31, 2024, compared to $1.46 million in loan loss provisions for the year ended December 31, 2023. The provision for credit losses for the year ended December 31, 2024 includes a provision for credit losses on loans of $408,000 and a provision for unfunded commitments of $110,000.

Noninterest Income

Total noninterest income was $17.78 million for the year ended December 31, 2024, compared to $22.72 million for the year ended December 31, 2023. The decrease of $4.94 million, or 21.7% was primarily due to a decrease in mortgage banking, net of $4.96 million for the year ended December 31, 2024. Mortgage banking, net includes net gain on sale of mortgage loans which decreased $4.66 million to $6.74 million for the year ended December 31, 2024, compared to $11.40 million for the year ended December 31, 2023. During the year ended December 31, 2024, $211.78 million residential mortgage loans were sold compared to $344.31 million in the prior year. In addition, gross margin on sale of mortgage loans has compressed due to increased competition and less volume. For the year ended December 31, 2024, gross margin was 3.18% compared to 3.31% for the year ended December 31, 2023.

Noninterest Expense

Noninterest expense was $69.31 million for the year ended December 31, 2024, compared to $72.09 million for the year ended December 31, 2023, a decrease of $2.78 million, or 3.9%. The largest driver of the decrease was salaries and employee benefits, decreasing 7.6% or $3.25 million to $39.72 million for the year ended December 31, 2024 compared to $42.97 million for the year ended December 31, 2023. This decrease was due to fewer full-time employees in 2024, resulting in lower salaries and lower group health insurance costs. In addition, commissions paid decreased due to lower commissions paid on residential mortgage originations.

Provision for Income Taxes

Provision for income taxes was $1.61 million for the year ended December 31, 2024, compared to $1.60 million for the year ended December 31, 2023. The effective tax rate was 14.2% for the year ended December 31, 2024 compared to 13.7% for the prior year and is due to the increase in proportion of tax-exempt income compared to pretax earnings, as well as tax credits from investments in low-income housing tax projects.

Liquidity and Capital Resources

Liquidity

The Bank is required by regulation to maintain sufficient levels of liquidity for safety and soundness purposes. Appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of December 31, 2024 and 2023.

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

The Bank's available borrowing capacity was approximately $404.0 million as of December 31, 2024 and $398.50 million as of December 31, 2023.

	December 31,		December 31,
	2024		2023
	Borrowings	Remaining Borrowing	Borrowings	Remaining Borrowing
	Outstanding	Capacity	Outstanding	Capacity
	(Dollars in Thousands)
Federal Home Loan Bank advances	$140,930	$276,664	$175,737	$266,017
Federal Reserve Bank discount window	-	27,349	-	32,472
Correspondent bank lines of credit	-	100,000	-	100,000
Total	$140,930	$404,013	$175,737	$398,489

During the first quarter of 2023, the FRB offered a new Bank Term Funding Program ("BTFP") for eligible depository institutions. The BTFP offers loans of up to one year in length to institutions pledging collateral eligible for purchase by FRB such as U.S. treasuries, agency securities, and mortgage-backed securities. These assets are valued at par. The Company did not utilize the program during 2023. In March of 2024, the Company accessed borrowings through the BTFP. In September of 2024, the Company paid off the borrowings.

Brokered deposits are another source of funding the Bank may utilize from time to time. As of December 31, 2024, the Bank had no brokered certificates and $5.57 million in brokered money market deposits. As of December 31, 2023, the Bank had $72.17 million in brokered certificates and $5.28 million in brokered money market deposits. Policy limits for brokered deposits are set at 10% of assets.

In addition to Bank level liquidity management, Eagle must manage liquidity at the parent company level for various operating needs, including the servicing of debt, the payment of dividends on our common stock, share repurchases, payment of general corporate expense, and potential capital infusions into subsidiaries. The primary source of liquidity for Eagle consists of dividends from the Bank, which is governed by certain rules and regulations of the Montana Division of Banking and Financial Institutions and the Federal Reserve, and access to capital markets. Eagle also has a line of credit with a correspondent bank, which was increased from $10.00 million to $15.00 million as of October 30, 2023. There was no outstanding balance for this line of credit at December 31, 2024 or December 31, 2023. Eagle's ability to receive dividends from the Bank in future periods will depend on several factors, including, without limitation, the Bank's future profits, asset quality, liquidity, and overall condition. In addition, both the Montana Division of Banking and Financial Institutions and Federal Reserve may require approval to pay dividends, based on certain regulatory statutes and limitations.

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

Comparison of Cash Flow for Years Ended December 31, 2024 and 2023

Net cash provided by the Company’s operating activities, which is primarily comprised of cash transactions affecting net income, was $28.54 million for the year ended December 31, 2024 compared to $9.35 million for the prior year. Net cash provided by operating activities was higher for the year ended December 31, 2024 primarily due to changes in loans held-for-sale activity. Mortgage volumes have been impacted by the current interest rate environment.

Net cash used in the Company’s investing activities, which is primarily comprised of cash transactions related to activity in the loan portfolio and investment securities, was $27.80 million for the year ended December 31, 2024 compared to $108.21 million for the year ended December 31, 2023. Net cash used in investing activities for the year ended December 31, 2024, was impacted by loan originations being higher than loan pay-off and principal payments during the year. Loan origination and principal collection, net was $36.20 million for the year ended December 31, 2024. Pay-off activity has slowed with current interest rate levels. Available-for-sale securities sales and maturities, principal payments and calls were $35.27 million for the year ended December 31, 2024. A portion of the proceeds were used to purchase additional available-for-sale securities totaling $10.98 million. Net cash used in investing activities for the year ended December 31, 2023 was due in part to loan originations being higher than loan pay-off and principal payments during the year. Loan origination and principal collection, net was $130.74 million for the year ended December 31, 2023. In addition, available-for-sale securities purchases were $28.13 million during the year ended December 31, 2023, more than offset by available-for sale securities sales and maturities, principal payments and calls of $66.72 million.

Net cash provided by the Company’s financing activities was $6.27 million for the year ended December 31, 2024 compared to $101.59 million for the year ended December 31, 2023. Net cash provided by financing activities for the year ended December 31, 2024 was driven by an increase in deposits of $46.03 million, largely offset by a decrease in borrowings of $34.81 million. Net cash provided by financing activities for the year ended December 31, 2023 was largely impacted by borrowings of $106.34 million utilized to fund continued loan growth.

During the third quarter of 2024, net borrowing activity of $43.43 million was presented in the Form 10-Q statement of cash flows for the nine months ended September 30, 2024. The total amount for net borrowing activity was reported correctly; however, the specific borrowing line items in the cash flows from financing activities were incorrect. The borrowing activity was presented as follows: $14.26 million net short-term advances on FHLB and other borrowings, $29.17 million advances on long-term FHLB and other borrowings and no payments on long-term FHLB and other borrowings.  The correct amounts are as follows: $40.74 million net short-term payments on FHLB and other borrowings, $105.00 million advances on long-term FHLB and other borrowings and $20.83 million payments on long-term FHLB and other borrowings.  See ITEM 9A. Controls and Procedures for additional information regarding this matter.

Capital Resources

At December 31, 2024, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200-basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 1.7% compared to a decrease of 1.3% at December 31, 2023. The Bank is within the guidelines set forth by the Board of Directors for interest rate sensitivity.

The Bank’s Tier 1 leverage ratio, as measured under State of Montana and FRB rules, increased from 9.75% as of December 31, 2023 to 10.07% as of December 31, 2024. The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

As of December 31, 2024, the Company’s regulatory capital was in excess of all applicable regulatory requirements and is deemed “well capitalized” pursuant to State of Montana and FRB rules. At December 31, 2024, the Bank’s total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios amounted to 13.49%, 12.41%, 12.41% and 10.07%, respectively, compared to regulatory requirements of 10.50%, 8.50%, 7.00% and 4.00%, respectively.

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

The Bank has established acceptable levels of interest rate risk as follows for an instantaneous and permanent shock in rates: projected net interest income over the next twelve months (i.e. year-1) will not be reduced by more than 20.0% given an immediate increase or decrease in interest rates of up to 400 basis points, and the subsequent twelve months (i.e. year-2) will not be reduced by more than 25.0% given an immediate increase or decrease in interest rates of up to 400 basis points.

The following table includes the Bank's net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity		Policy	Policy
Interest Rates	As of December 31, 2024		Limits	Limits
(Basis Points)	Year 1	Year 2	Year 1	Year 2

+300	-7.8%	6.9%	-15.0%	-20.0%
+200	-5.2%	7.0%	-15.0%	-15.0%
+100	-2.3%	7.8%	-10.0%	-10.0%
-100	1.3%	5.3%	-10.0%	-10.0%
-200	2.4%	2.5%	-15.0%	-15.0%
-300	3.9%	-0.2%	-15.0%	-20.0%

The following table discloses how the Bank’s economic value of equity (“EVE”) would react to interest rate changes.

Changes in Market	EVE as a % Change from 0 Shock
Interest Rates	As of December 31, 2024	Board Policy
(Basis Points)	Projected EVE	Limit
		Maximum % change:
+300	2.2%	-35.0%
+200	1.7%	-30.0%
+100	1.5%	-20.0%
0	0.0%	0.0%
-100	-3.1%	-20.0%
-200	-7.9%	-30.0%
-300	-14.6%	-35.0%

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

Commitments are summarized as follows:

	December 31,
	2024	2023
	(In Thousands)
Commitments to extend credit	$267,623	$271,552
Letters of credit	7,409	9,457

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item has been omitted based on Eagle’s status as a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Eagle’s audited consolidated financial statements, notes thereto, and auditor’s reports are found immediately following Part III of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of December 31, 2024, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of December 31, 2024, our disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting as described below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Based on this assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was not effective.

In connection with the preparation of this Annual Report on Form 10-K, we identified a material weakness in internal control over financial reporting related to the design of controls over preparation of the statement of cash flows. Specifically, the Company’s controls were not designed at a sufficient level of precision to ensure the proper classification of borrowings as short-term or long-term so that the borrowings from and repayments to are appropriately presented either on a net basis or a gross basis within the financing section of the statement of cash flows.   A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiency created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. As a result, management believes that, as of December 31, 2024, our internal control over financial reporting was not effective.

The Company’s independent registered public accounting firm, Moss Adams LLP has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, which appears in Item 8 of this Form 10-K. Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed procedures to ensure borrowings were classified correctly on the statement of cash flows for the year ended December 31, 2024. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K. Moss Adams LLP has issued an unqualified opinion on our financial statements, which is included in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2024 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan

As noted above, subsequent to December 31, 2024, we identified a material weakness in internal control related to the review of the classification of borrowings in the financing activities section of the statement of cash flows. Management, with oversight from the Audit Committee, is implementing measures designed to ensure that the control deficiency contributing to the material weakness is remediated so that controls are designed, implemented and operating effectively. The remediation action includes restructuring the design of control activities, including consideration of system impacts, surrounding the classification of borrowing activities in order to facilitate appropriate presentation in the financial statements. We believe this action will remediate the material weakness. The weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed in 2025.

ITEM 9B.	OTHER INFORMATION.

Adoption or Termination of Trading Arrangements by Directors and Executive Officers.

During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION.

Not applicable.

PART III

Except as provided below, the information required by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our year ended December 31, 2024.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our directors may be found under the caption “Proposal I – Election of Directors” in our Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”). The information in the Proxy Statement set forth under the captions of “Board Attendance and Committees,” “Board Leadership Structure,” “The Board’s Role in Risk Oversight” and “Code of Ethics” is incorporated herein by reference.

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

The following documents are filed as part of this report: The audited Consolidated Statements of Financial Condition of Eagle Bancorp Montana, Inc. and subsidiaries as of December 31, 2024 and 2023 and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the years then ended, together with the related notes and Report of Independent Registered Public Accounting Firm.

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

10.30	Salary Continuation Agreement between Opportunity Bank of Montana and Linda Chilton (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on November 5, 2020).

10.31	2020 Non-Employee Director Award Plan (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on May 11, 2020).

10.32	Amendment No. 1 to the 2020 Non-Employee Director Award Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 26, 2023).

10.33	Salary Continuation Agreement between Opportunity Bank of Montana and Alana Binde (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on November 4, 2022).

10.34	Salary Continuation Agreement between Opportunity Bank of Montana and Miranda Spaulding (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on November 9, 2022).

10.35	Deferred Compensation Agreement between Eagle Bancorp Montana, Inc. and Peter J. Johnson (incorporated by reference to Exhibit 10.34 of our Annual Report on Form 10-K filed on March 8, 2023).

10.36	Employment Agreement, effective as of May 25, 2023, among Laura F. Clark, Eagle Bancorp Montana, Inc., and Opportunity Bank of Montana (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 1, 2023).

10.37	Fourth Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Laura F. Clark adopted October 17, 2024 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 22, 2024).

10.38	First Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Miranda J. Spaulding adopted October 17, 2024 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 22, 2024).

10.39	Third Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Dale F. Field adopted October 17, 2024 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on October 22, 2024).

10.40	Second Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Rachel R. Amdahl adopted November 1, 2024 (incorporate by reference to Exhibit 10.4 of our Current Report on Form 10-Q filed on November 11,2024).

10.41	First Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Alana Binde adopted November 1, 2024 (incorporate by reference to Exhibit 10.5 of our Current Report on Form 10-Q filed on November 11,2024).

10.42	Second Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Chantelle Nash adopted November 1, 2024 (incorporate by reference to Exhibit 10.6 of our Current Report on Form 10-Q filed on November 11,2024).

10.43	First Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Mark O'Neill adopted November 1, 2024 (incorporate by reference to Exhibit 10.7 of our Current Report on Form 10-Q filed on November 11,2024).

10.44	First Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Patrick D. Rensmon adopted November 1, 2024 (incorporate by reference to Exhibit 10.8 of our Current Report on Form 10-Q filed on November 11,2024).

19.1	Insider Trading Policies and Procedures.

21.1	Subsidiaries of Registrant.

23.1	Consent of Moss Adams LLP.

31.1	Certification by Laura F. Clark, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

97.1	Eagle Bancorp Montana, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 of our Annual Report on Form 10-K filed on March 6, 2024).

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
March 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Laura F. Clark	President and Chief Executive Officer	March 14, 2025
Laura F. Clark	Director (Principal Executive Officer)

/s/ Miranda J. Spaulding	Chief Financial Officer	March 14, 2025
Miranda J. Spaulding	(Principal Financial Officer and Principal Accounting Officer)

/s/ Rick F. Hays	Chairman	March 14, 2025
Rick F. Hays

/s/ Thomas J. McCarvel	Vice Chairman	March 14, 2025
Thomas J. McCarvel

/s/ Peter J. Johnson	Director	March 14, 2025
Peter J. Johnson

/s/ Maureen J. Rude	Director	March 14, 2025
Maureen J. Rude

/s/ Shavon R. Cape	Director	March 14, 2025
Shavon R. Cape

/s/ Tanya J. Chemodurow	Director	March 14, 2025
Tanya J. Chemodurow

/s/ Kenneth M. Walsh	Director	March 14, 2025
Kenneth M. Walsh

/s/ Corey Jensen	Director	March 14, 2025
Corey Jensen

/s/ Cynthia A. Utterback	Director	March 14, 2025
Cynthia A. Utterback

/s/ Samuel D. Waters	Director	March 14, 2025
Samuel D. Waters

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2024 and 2023

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Eagle Bancorp Montana, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Eagle Bancorp Montana, Inc. (and subsidiaries) (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Annual Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

The Company’s controls were not designed at a sufficient level of precision to ensure the proper classification of borrowings as short-term or long-term so that the borrowings from and repayments to are appropriately presented either on a net basis or a gross basis within the financing section of the statement of cash flows.

We considered the material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2024, and our opinion on such consolidated financial statements was not affected.

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

Allowance for Credit Losses – Qualitative Factors

As described in Note 3 to the consolidated financial statements, the Company’s allowance for credit losses (ACL) on loans was $16.9 million at December 31, 2024. The ACL on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL on loans is measured on a collective pool basis when similar risk characteristics exist. The Company utilizes the Weighted Average Remaining Maturity (WARM) methodology, which applies historical loss rates over the estimated remaining life of each loan pool. Modeled expected losses are adjusted to reflect current economic conditions and reasonable and supportable forecasts through the use of quantitative models and qualitative factors. Loans considered to have different risk characteristics that do not fall within any pool are analyzed individually.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to qualitative factors included the following, among others:

●

Testing the design, implementation, and operating effectiveness of controls relating to management’s calculation of the allowance for credit losses, including controls over the identification and assessment of the qualitative factors used.

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

Goodwill

As described in Note 1 to the consolidated financial statements, the Company’s goodwill balance was $34.7 million as of December 31, 2024. The Company assesses goodwill for impairment annually, or more often if events or circumstances indicate there may be impairment. During the year ended December 31, 2024, the Company identified a triggering event and performed an interim impairment test as of August 31, 2024, in addition to its annual impairment test as of October 31, 2024. The impairment tests did not result in any goodwill impairment for the year ended December 31, 2024.

We identified the goodwill impairment tests performed during the period as a critical audit matter. The determination of the fair value of the Company’s reporting unit requires management to make significant assumptions that are subject to estimation uncertainty. The performance of audit procedures related to management’s estimates for the interim and annual impairment tests required extensive audit effort, including the use of personnel with specialized skill and knowledge pertaining to valuation techniques. Additionally, the evaluation of audit evidence of more sensitive assumptions required especially challenging and subjective auditor judgment, including those assumptions underlying the projections of future cash flows utilized in the income approach, the selection of peer data utilized in the market approach, and the relative weight assigned to the different valuation methodologies.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the methods and assumptions used in the goodwill impairment tests included the following, among others:

●	Testing the design, implementation, and operating effectiveness of controls relating to the methods and assumptions used in the Company’s goodwill impairment tests;

●

With the assistance of our valuation specialist, (1) testing the reasonableness of the methods and certain key assumptions used and (2) performing a shadow calculation to recreate the results of the valuation model;

●	Evaluating the relative weight assigned to the valuations indicated by the market and income approaches;

●	Validating the completeness, accuracy, and reliability of underlying data used in the Company’s analysis;

●

Evaluating the reasonableness of the assumptions utilized by the Company in the determination of the estimated projected cash flows used in the income approach and the reasonableness of the selection of peer data utilized in the market approach.

/s/ Moss Adams LLP

Spokane, Washington

March 14, 2025

We have served as the Company’s auditor since 2019.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

	December 31,
	2024	2023
ASSETS:
Cash and due from banks	$29,824	$23,243
Interest-bearing deposits in banks	1,735	1,302
Federal funds sold	-	-
Total cash and cash equivalents	31,559	24,545

Securities available-for-sale, at fair value (amortized cost of $319,939 and $345,355 at December 31, 2024 and December 31, 2023, respectively)	292,590	318,279
Federal Home Loan Bank ("FHLB") stock	7,778	9,191
Federal Reserve Bank ("FRB") stock	4,131	4,131
Mortgage loans held-for-sale, at fair value	13,368	11,432
Loans receivable, net of allowance for credit losses of $16,850 and $16,440 at December 31, 2024 and December 31, 2023, respectively	1,503,796	1,468,049
Accrued interest and dividends receivable	12,890	12,485
Mortgage servicing rights, net	15,376	15,853
Assets held-for-sale, at cost	960	-
Premises and equipment, net	101,540	94,282
Cash surrender value of life insurance, net	53,232	47,939
Goodwill	34,740	34,740
Core deposit intangible, net	4,499	5,880
Deferred tax asset, net	10,364	9,771
Other assets	16,267	19,089
Total assets	$2,103,090	$2,075,666

LIABILITIES:
Deposit accounts:
Noninterest-bearing	$419,211	$418,727
Interest-bearing	1,262,017	1,216,468
Total deposits	1,681,228	1,635,195

Accrued expenses and other liabilities	47,018	36,462
FHLB advances and other borrowings	140,930	175,737
Other long-term debt:
Principal amount	60,155	60,155
Unamortized debt issuance costs	(1,006)	(1,156)
Total other long-term debt, net	59,149	58,999

Total liabilities	1,928,325	1,906,393

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock ($0.01 par value; 20,000,000 shares authorized; 8,507,429 shares issued at December 31, 2024 and 2023 respectively; 8,027,177 and 8,016,784 shares outstanding at December 31, 2024 and 2023, respectively)	85	85
Additional paid-in capital	108,334	108,819
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(4,011)	(4,583)
Treasury stock, at cost (480,252 and 490,645 shares at December 31, 2024 and 2023, respectively)	(10,761)	(11,124)
Retained earnings	101,264	96,021
Accumulated other comprehensive loss, net of tax	(20,146)	(19,945)
Total shareholders' equity	174,765	169,273

Total liabilities and shareholders' equity	$2,103,090	$2,075,666

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except for Per Share Data)

	Years Ended
	December 31,
	2024	2023
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$92,282	$79,423
Securities available-for-sale	10,428	11,376
FHLB and FRB dividends	1,085	727
Other interest income	416	89
Total interest and dividend income	104,211	91,615

INTEREST EXPENSE:
Deposits	27,838	17,857
FHLB advances and other borrowings	10,211	8,562
Other long-term debt	2,724	2,719
Total interest expense	40,773	29,138

NET INTEREST INCOME	63,438	62,477

Provision for credit losses	518	1,456

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	62,920	61,021

NONINTEREST INCOME:
Service charges on deposit accounts	1,645	1,757
Mortgage banking, net	10,014	14,970
Interchange and ATM fees	2,540	2,524
Appreciation in cash surrender value of life insurance	2,054	1,466
Net loss on sale of available-for-sale securities	(141)	(222)
Other noninterest income	1,664	2,227
Total noninterest income	17,776	22,722

NONINTEREST EXPENSE:
Salaries and employee benefits	39,715	42,973
Occupancy and equipment expense	8,531	8,072
Data processing	6,209	5,943
Software subscriptions	2,127	2,064
Advertising	1,312	1,375
Amortization	1,391	1,587
Loan costs	1,567	1,887
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	1,165	1,150
Professional and examination fees	1,941	1,922
Other noninterest expense	5,348	5,116
Total noninterest expense	69,306	72,089

INCOME BEFORE PROVISION FOR INCOME TAXES	11,390	11,654

Provision for income taxes	1,612	1,598

NET INCOME	$9,778	$10,056

BASIC EARNINGS PER COMMON SHARE	$1.25	$1.29

DILUTED EARNINGS PER COMMON SHARE	$1.24	$1.29

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Years Ended
	December 31,
	2024	2023

NET INCOME	$9,778	$10,056

OTHER ITEMS OF COMPREHENSIVE (LOSS) INCOME BEFORE TAX:
Change in fair value of investment securities available-for-sale	(414)	8,482
Reclassification for net realized losses on investment securities available-for-sale	141	222
Total other comprehensive (loss) income	(273)	8,704

Income tax benefit (provision) related to securities available-for-sale	72	(2,292)

COMPREHENSIVE INCOME	$9,577	$16,468

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except for Per Share Data)

							Accumulated
			Additional	Unallocated			Other
	Preferred	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Stock	Earnings	(Loss) Income	Total

Balance at January 1, 2024	$-	$85	$108,819	$(4,583)	$(11,124)	$96,021	$(19,945)	$169,273
Net income	-	-	-	-	-	9,778	-	9,778
Other comprehensive loss	-	-	-	-	-	-	(201)	(201)
Dividends paid ($0.565 per share)	-	-	-	-	-	(4,535)	-	(4,535)
Stock compensation expense	-	-	523	-	-	-	-	523
Treasury stock reissued for stock incentive plans (35,393 shares at $22.07 average cost per share)	-	-	(781)	-	781	-	-	-
ESOP shares allocated (23,990 shares)	-	-	(227)	573	-	-	-	346
Treasury stock purchased (25,000 shares at $16.74 average cost per share)	-	-	-	-	(419)	-	-	(419)
Balance at December 31, 2024	$-	$85	$108,334	$(4,010)	$(10,762)	$101,264	$(20,146)	$174,765

Balance at January 1, 2023	$-	$85	$109,164	$(5,156)	$(11,343)	$92,023	(26,357)	$158,416
Net income	-	-	-	-	-	10,056	-	10,056
Other comprehensive income	-	-	-	-	-	-	6,412	6,412
Impact of the adoption of ASC 326 Credit Losses	-	-	-	-	-	(1,616)	-	(1,616)
Dividends paid ($0.555 per share)	-	-	-	-	-	(4,442)	-	(4,442)
Stock compensation expense	-	-	347	-	-	-	-	347
Treasury stock reissued for stock incentive plans (25,751 shares at $15.85 average cost per share)	-	-	(450)		450	-	-	-
ESOP shares allocated (23,990 shares)	-	-	(242)	573	-	-	-	331
Treasury stock purchased (17,901 shares at $12.89 average cost per share)	-	-	-	-	(231)	-	-	(231)
Balance at December 31, 2023	$-	$85	$108,819	$(4,583)	$(11,124)	$96,021	$(19,945)	$169,273

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,778	$10,056
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	518	1,456
Depreciation	5,170	3,934
Net amortization of investment securities premiums and discounts	1,027	1,051
Amortization of mortgage servicing rights	1,833	1,706
Amortization of right-of-use assets	498	664
Amortization of core deposit intangibles	1,391	1,587
Compensation expense related to restricted stock awards	523	347
ESOP compensation expense for allocated shares	346	331
Deferred income tax benefit	(529)	(671)
Net gain on sale of loans	(6,741)	(11,396)
Originations of loans held-for-sale	(214,323)	(347,711)
Proceeds from sales of loans held-for-sale	217,772	353,778
Net realized loss on sales of available-for-sale securities	141	222
Net appreciation in cash surrender value of life insurance	(3,036)	(1,466)
Net change in:
Accrued interest and dividends receivable	(405)	(1,201)
Other assets	516	(10,273)
Accrued expenses and other liabilities	14,060	6,932
Net cash provided by operating activities	28,539	9,346

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	14,121	34,020
Maturities, principal payments and calls	21,145	32,695
Purchases	(10,980)	(28,126)
FHLB stock redeemed (purchased)	1,413	(4,102)
Loan origination and principal collection, net	(36,204)	(130,742)
(Purchase) proceeds of bank owned life insurance	(3,275)	1,230
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	3	-
Proceeds from sale of premises and equipment	60	1,009
Purchases of premises and equipment, net	(14,080)	(14,189)
Net cash used in investing activities	(27,797)	(108,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	46,033	(77)
Net short-term (payments) advances from FHLB and other borrowings	(107,724)	91,343
Advances on long-term FHLB and other borrowings	135,000	15,000
Payments on long-term FHLB and other borrowings	(62,083)	-
Purchase of treasury stock	(419)	(231)
Dividends paid	(4,535)	(4,442)
Net cash provided by financing activities	6,272	101,593

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,014	2,734

CASH AND CASH EQUIVALENTS, beginning of period	24,545	21,811

CASH AND CASH EQUIVALENTS, end of period	$31,559	$24,545

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

	Years Ended
	December 31,
	2024	2023
	(In Thousands)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest	$37,910	$24,815
Cash paid during the year for income taxes, net of refunds	549	3,009

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in fair value of securities available-for-sale	$(273)	$8,704
Mortgage servicing rights recognized	1,356	2,147
Right-of-use assets (used) obtained in exchange for lease liabilities	(151)	11
Loans transferred to real estate and other assets acquired in foreclosure	49	5
(Increase) decrease in commitments to invest in Low-Income Housing Tax Credit projects	(2,445)	2,660
Cumulative effect adjustment to retained earnings due to the adoption of ASC 326 Credit Losses	-	(1,616)

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Summary of Significant Accounting Policies

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

In March 2021, the Bank established a subsidiary, Opportunity Housing Fund, LLC (“OHF”), to invest in Low-Income Housing Tax Credit (“LIHTC”) projects. The LIHTC program is designed to encourage capital investment in construction and rehabilitation of low-income housing. During the year ended December 31, 2021, OHF made investments in two LIHTC projects. Investments in LIHTC projects are included in other assets on the statement of financial condition and totaled $6,759,000 and $7,644,000 as of December 31, 2024 and 2023, respectively. Outstanding funding obligations for LIHTC projects are included in other liabilities on the statement of financial condition and totaled $215,000 at December 31, 2024.

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

Principles of Consolidation

The consolidated financial statements include Eagle, the Bank, Eagle Bancorp Statutory Trust I (the "Trust"), OFS and OHF. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior period amounts were reclassified to conform to the presentation for 2024. These reclassifications had no impact on net income or total shareholders’ equity.

Subsequent Events

The Company has evaluated events and transactions subsequent to  December 31, 2024 for recognition and/or disclosure.

During January 2025, the Company purchased 50,000 shares at an average price of $15.11 under its repurchase plan. See Note 14. Capital Management and Regulatory Matters for additional information regarding the repurchase plan.

Significant Group Concentrations of Credit Risk

Most of the Company’s business activity is with customers located within Montana. Note 2: Investment Securities discusses the types of securities that the Company invests in. Note 3: Loans discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer.

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

Investment Securities

The Company can designate debt and equity securities as held-to-maturity, available-for-sale or trading. At December 31, 2024 and 2023 all securities were designated as available-for-sale.

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

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank (“FHLB”) of Des Moines stock is a restricted investment carried at cost ($100 per share par value), which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on total assets and a specific percentage of its outstanding FHLB advances. The Company had 77,777 and 91,907 FHLB shares at December 31, 2024 and 2023, respectively. Dividends are paid quarterly and are subject to FHLB board approval. Management evaluates FHLB stock for impairment as needed.

Federal Reserve Bank Stock

The Company’s investment in FRB stock is a restricted investment carried at cost, which approximates its fair value. Although the par value of the stock is $100 per share, banks pay only $50 per share at the time of purchase, with the understanding that the other half of the subscription amount is subject to call at any time. As a member of the Federal Reserve System, the Company is required to maintain a minimum level of investment in FRB stock based on a specific percentage of its capital and surplus. The Company had 82,618 FRB shares at both  December 31, 2024 and 2023. Dividends are received semi-annually at a fixed rate of 6.00% on the total number of shares.

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

Real Estate and Other Repossessed Assets

Assets acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new carrying value. All write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. Real estate and other repossessed properties was $45,000 and $5,000 at December 31, 2024 and 2023, respectively.

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

Service Charges on Deposit Accounts – Revenue from service charges consists of service charges and fees on deposit accounts under depository agreements with customers to provide access to deposited funds and, when applicable, pay interest on deposits. Service charges on deposit accounts may be transactional or non-transactional in nature. Transactional service charges occur in the form of a service or penalty and are charged upon the occurrence of an event (e.g., overdraft fees, ATM fees, wire transfer fees). Transactional service charges are recognized as services are delivered to and consumed by the customer, or as penalty fees are charged. Non-transactional service charges are charges that are based on a broader service, such as account maintenance fees and dormancy fees, and are recognized on a monthly basis. Service charges on deposit accounts were $1,645,000 and $1,757,000 for the years ended December 31, 2024 and 2023, respectively.

Interchange and ATM Fees – Revenue from debit card fees includes interchange fee income from debit cards processed through card association networks. Interchange fees represent a portion of a transaction amount that the Company and other involved parties retain to compensate themselves for giving the cardholder immediate access to funds. Interchange rates are generally set by the card association networks and are based on purchase volumes and other factors. The Company records interchange fees as services are provided. Interchange and ATM fees were $2,540,000 and $2,524,000 for the years ended December 31, 2024 and 2023, respectively.

Commodity Sales Income – The Company's subsidiary, OFS, processes deferred payment contracts between suppliers and customers of agricultural commodities. The revenue from these contracts is accounted for in accordance with ASC Topic 606. The Company is considered an agent in these contracts, as: (i) the Company facilitates payment from customer to supplier, (ii) the Company does not take inventory of commodities as they are delivered by supplier to the customer, (iii) pricing of commodities is determined by the market, (iv) consideration on deferred payment contracts is insignificant to the Company and (v) the Company’s exposure to credit risk is minimal. Revenue is recognized net of expenses and reported in other noninterest income in the financial statements. Commodity sales income and the corresponding commodity sales expense were $13,043,000 and $6,087,000 for the years ended  December 31, 2024 and 2023, respectively, for a net impact of $0.

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

The Company recognizes income tax related penalties and interest, if any, in the provision for income taxes in the consolidated statements of income. Based on management's analysis, the Company did not have any uncertain tax positions as of December 31, 2024 and 2023. The Company files tax returns in the U.S. federal jurisdiction and the State of Montana. There are currently no income tax examinations underway for these jurisdictions. The Company's income tax returns are subject to examination by relevant taxing authorities as follows: U.S. Federal income tax returns for tax years 2021 and forward; Montana income tax returns for tax years 2021 and forward.

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

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs were $1,312,000 and $1,375,000 for the years ended December 31, 2024 and 2023, respectively.

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

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. See Note 17. Fair Value of Financial Instruments for more information.

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

Goodwill and Other Intangible Assets

Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Subsequent to initial recognition, the Company tests goodwill for impairment annually as of October 31, or more often if events or circumstances, such as adverse changes in the business climate indicate there may be impairment. A goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying value. An impairment charge is recorded for the amount by which the carrying amount exceeds the reporting unit's fair value. For goodwill considerations the Company is a single reporting unit. A weighted average of both the market and income approaches is used in valuing the reporting unit’s fair value. Weightings are assigned to the approaches regarding fair value and the sensitivity of other weighting scenarios is considered. The market approach incorporates comparable public company information, valuation multiples and consideration of a market control premium along with data related to comparable observed purchase transactions in the financial services industry. The income approach consists of discounting projected future cash flows, which are derived from internal forecasts and economic expectations for the reporting unit. The significant inputs and assumptions for the income approach include projected earnings of the Company in future years for which there is inherent uncertainty and the discount rate. The sensitivity of a range of reasonable discount rates based on the current economic environment is considered.

During the quarter ended September 30, 2024, management performed a quantitative goodwill impairment test with assistance from a third-party valuation specialist. The interim determination was primarily driven by a revision in the Company's earnings outlook in comparison to budget. The interim goodwill impairment assessment as of August 31, 2024 concluded that goodwill was not impaired. Our quantitative annual impairment tests as of October 31, 2024 and 2023 also did not result in impairment. However, changing economic conditions that may adversely affect the Company's performance, the fair value of its assets and liabilities, or its stock price could result in future impairment. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations. Management will continue to monitor events that could influence this conclusion in the future.

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

Segment Reporting

Management considers operations to be aggregated in one operating segment, as well as one reportable segment. The Company operates as one line of business (community banking) by providing a similar base of commercial and retail customers with comparable product and service offerings throughout our Montana markets. The Company adopted ASU No. 2023-07, Segment Reporting (Topic 280) during the year ended December 31, 2024. The President/Chief Executive Officer (“CEO”) serves as the Company’s chief operating decision maker (“CODM”). The CODM is responsible for assessing performance and allocating operating and capital expenditure resources.

The CODM regularly assesses the performance of the single operating and reporting segment based on consolidated net income. The CODM reviews expenses at a level consistent with those reported in the Company’s consolidated statements of income. All significant expense categories are reflected in the consolidated statements of income. The measure of segment assets is reflected in the consolidated statements of financial condition as total assets.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The updated accounting guidance requires expanded reportable segment disclosures, primarily related to significant segment expenses which are regularly provided to the company's chief operating decision maker. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Retrospective application is required. The Company adopted the updated guidance during the year ended December 31, 2024 and it did not have a significant impact on the Company's financial statement disclosures as the Company has a single reportable segment.

Recently Issued Accounting Pronouncements

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Investment Securities

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale:
U.S. government and agency obligations	$5,298	$85	$(188)	$5,195
U.S. treasury obligations	52,592	-	(5,679)	46,913
Municipal obligations	131,109	1	(13,233)	117,877
Corporate obligations	4,249	-	(87)	4,162
Mortgage-backed securities	29,867	21	(1,653)	28,235
Collateralized mortgage obligations	89,313	11	(6,701)	82,623
Asset-backed securities	7,511	83	(9)	7,585
Total	$319,939	$201	$(27,550)	$292,590

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-sale:
U.S. government obligations	$6,574	$121	$(152)	$6,543
U.S. treasury obligations	52,505	-	(5,690)	46,815
Municipal obligations	149,168	460	(11,678)	137,950
Corporate obligations	4,245	-	(340)	3,905
Mortgage-backed securities	28,426	-	(1,673)	26,753
Collateralized mortgage obligations	94,709	-	(8,141)	86,568
Asset-backed securities	9,728	32	(15)	9,745
Total	$345,355	$613	$(27,689)	$318,279

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Investment Securities – continued

Proceeds from sales of available-for-sale securities and the associated gross realized gains and losses were as follows:

	Years Ended
	December 31,
	2024	2023
	(In Thousands)

Proceeds from sale of available-for-sale securities	$14,121	$34,020

Gross realized gain on sale of available-for-sale securities	$28	$69
Gross realized loss on sale of available-for-sale securities	(169)	(291)
Net realized loss on sale of available-for-sale securities	$(141)	$(222)

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2024
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$8,566	$8,520
Due from one to five years	35,162	32,285
Due from five to ten years	83,805	72,286
Due after ten years	73,226	68,641
	200,759	181,732

Mortgage-backed securities	29,867	28,235
Collateralized mortgage obligations	89,313	82,623
Total	$319,939	$292,590

At December 31, 2024 and 2023, securities with a fair value of $22,892,000 and $23,076,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Investment Securities – continued

The Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months were as follows:

	December 31, 2024
	Less than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency obligations	$-	$-	$1,749	$(188)
U.S. treasury obligations	-	-	46,914	(5,679)
Municipal obligations	14,678	(261)	102,521	(12,972)
Corporate obligations	-	-	4,163	(87)
Mortgage-backed securities and collateralized mortgage obligations	10,984	(188)	85,392	(8,166)
Asset-backed securities	1,993	(9)	-	-
Total	$27,655	$(458)	$240,739	$(27,092)

	December 31, 2023
	Less than 12 months		12 months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency obligations	$402	$-	$1,800	$(152)
U.S. treasury obligations	-	-	46,816	(5,690)
Municipal obligations	12,000	(63)	91,869	(11,615)
Corporate obligations	-	-	3,905	(340)
Mortgage-backed securities and collateralized mortgage obligations	11,452	(156)	101,869	(9,658)
Asset-backed securities	2,521	(10)	2,202	(5)
Total	$26,375	$(229)	$248,461	$(27,460)

As of December 31, 2024 and December 31, 2023, there were, respectively, 284 and 286 securities in unrealized loss positions. Based on analysis of available-for-sale debt securities with unrealized losses as of December 31, 2024, the Company determined the decline in value was unrelated to credit losses and was primarily caused by changes in interest rates and market spreads subsequent to the initial purchase of the securities. Management does not intend to sell and the Company is not likely to be required to sell these securities prior to maturity. As a result, no ACL was recorded on available-for-sale securities at December 31, 2024 and no other-than-temporary impairment was recorded at December 31, 2023. As part of this determination, consideration was given to the extent to which fair value was less than amortized cost, adverse security ratings by a rating agency and other factors.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	Loans

Loans receivable consisted of the following:

	December 31,
	2024	2023
	(In Thousands)
Real estate loans:
Residential 1-4 family	$199,422	$200,012
Commercial real estate	916,783	909,413

Other loans:
Home equity	97,543	86,932
Consumer	28,513	30,125
Commercial	278,385	258,007

Total	1,520,646	1,484,489

Allowance for credit losses	(16,850)	(16,440)
Total loans, net	$1,503,796	$1,468,049

Included in the above are loans guaranteed by U.S. government agencies totaling $16,309,000 and $23,215,000 at December 31, 2024 and  December 31, 2023, respectively.

The following table provides allowance for credit losses activity for the year ended December 31, 2024.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, January 1, 2024	$1,866	$10,691	$540	$304	$3,039	$16,440
Charge-offs	(11)	-	-	(65)	(10)	(86)
Recoveries	-	18	-	3	67	88
Provision	56	198	13	3	138	408
Total ending allowance balance, December 31, 2024	$1,911	$10,907	$553	$245	$3,234	$16,850

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	Loans – continued

The following table provides allowance for credit losses activity for the year ended December 31, 2023.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, January 1, 2023, prior to adoption of ASC 326	$1,472	$9,037	$509	$342	$2,640	$14,000
Impact of adopting ASC 326	21	534	3	1	141	700
Charge-offs	-	-	-	(50)	(129)	(179)
Recoveries	195	23	13	3	19	253
Provision	178	1,097	15	8	368	1,666
Total ending allowance balance, December 31, 2023	$1,866	$10,691	$540	$304	$3,039	$16,440

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

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Loans
	(In Thousands)
RESIDENTIAL 1-4 FAMILY
Pass	$19,197	$26,976	$31,265	$20,658	$13,509	$34,913	$6,004	$152,522
Special Mention	-	-	623	-	-	-	-	623
Substandard	-	-	-	-	-	576	-	576
Total Residential 1-4 family	19,197	26,976	31,888	20,658	13,509	35,489	6,004	153,721
Current-period gross charge-offs	-	-	-	-	-	11	-	11
RESIDENTIAL 1-4 FAMILY CONSTRUCTION
Pass	20,593	5,526	18,621	-	-	-	-	44,740
Substandard	-	204	-	757	-	-	-	961
Total Residential 1-4 family construction	20,593	5,730	18,621	757	-	-	-	45,701
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL REAL ESTATE
Pass	49,084	59,172	184,072	130,274	47,481	132,838	38,937	641,858
Special Mention	-	260	-	-	-	-	-	260
Substandard	-	490	-	463	-	2,891	-	3,844
Total Commercial real estate	49,084	59,922	184,072	130,737	47,481	135,729	38,937	645,962
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL CONSTRUCTION AND DEVELOPMENT
Pass	37,265	21,430	35,323	9,628	5,033	8,676	5,451	122,806
Substandard	-	-	438	-	2	965	-	1,405
Total Commercial construction and development	37,265	21,430	35,761	9,628	5,035	9,641	5,451	124,211
Current-period gross charge-offs	-	-	-	-	-	-	-	-
FARMLAND
Pass	21,543	18,083	29,983	18,991	20,076	33,721	2,323	144,720
Special Mention	-	342	813	205	-	220	-	1,580
Substandard	188	-	-	-	65	57	-	310
Total Farmland	21,731	18,425	30,796	19,196	20,141	33,998	2,323	146,610
Current-period gross charge-offs	-	-	-	-	-	-	-	-
HOME EQUITY
Pass	1,031	1,438	3,248	362	483	2,234	88,230	97,026
Special Mention	-	-	-	-	-	22	93	115
Substandard	-	-	-	43	-	89	270	402
Total Home Equity	1,031	1,438	3,248	405	483	2,345	88,593	97,543
Current-period gross charge-offs	-	-	-	-	-	-	-	-
CONSUMER
Pass	10,828	7,580	4,547	1,666	961	798	2,001	28,381
Special Mention	-	8	-	-	-	-	-	8
Substandard	-	66	19	-	24	14	1	124
Total Consumer	10,828	7,654	4,566	1,666	985	812	2,002	28,513
Current-period gross charge-offs	-	23	15	5	1	15	6	65
COMMERCIAL
Pass	29,540	25,748	19,189	15,851	17,617	6,208	27,839	141,992
Special Mention	-	127	95	-	-	-	370	592
Substandard	1,192	41	6	22	-	190	4	1,455
Total Commercial	30,732	25,916	19,290	15,873	17,617	6,398	28,213	144,039
Current-period gross charge-offs	-	-		-	-	10	-	10
AGRICULTURAL
Pass	39,001	21,690	9,014	4,215	3,143	1,608	52,494	131,165
Special Mention	1,811	159	15	-	-	37	596	2,618
Substandard	-	-	-	-	1	515	47	563
Total Agricultural	40,812	21,849	9,029	4,215	3,144	2,160	53,137	134,346
Current-period gross charge-offs	-	-	-	-	-	-	-	-
TOTAL LOANS
Pass	228,082	187,643	335,262	201,645	108,303	220,996	223,279	1,505,210
Special Mention	1,811	896	1,546	205	-	279	1,059	5,796
Substandard	1,380	801	463	1,285	92	5,297	322	9,640
Total	$231,273	$189,340	$337,271	$203,135	$108,395	$226,572	$224,660	$1,520,646

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	Loans – continued

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total Loans
	(In Thousands)
RESIDENTIAL 1-4 FAMILY
Pass	$10,987	$15,696	$24,575	$38,738	$28,122	$30,938	$6,179	$155,235
Special Mention	-	-	-	940	-	228	-	1,168
Substandard	-	-	-	-	-	175	-	175
Total Residential 1-4 family	10,987	15,696	24,575	39,678	28,122	31,341	6,179	156,578
Current-period gross charge-offs	-	-	-	-	-	-	-	-
RESIDENTIAL 1-4 FAMILY CONSTRUCTION
Pass	-	-	6,088	21,889	14,700	-	-	42,677
Substandard	-	-	757	-	-	-	-	757
Total Residential 1-4 family construction	-	-	6,845	21,889	14,700	-	-	43,434
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL REAL ESTATE
Pass	55,820	50,408	141,407	154,941	63,174	103,620	31,122	600,492
Special Mention	2,593	1,948	493	1,512	1,314	-	-	7,860
Substandard	-	-	-	-	-	339	-	339
Total Commercial real estate	58,413	52,356	141,900	156,453	64,488	103,959	31,122	608,691
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL CONSTRUCTION AND DEVELOPMENT
Pass	6,900	6,399	19,500	80,061	31,149	3,762	8,285	156,056
Special Mention	-	-	441	511	134	990	-	2,076
Total Commercial construction and development	6,900	6,399	19,941	80,572	31,283	4,752	8,285	158,132
Current-period gross charge-offs	-	-	-	-	-	-	-	-
FARMLAND
Pass	9,551	21,728	19,795	36,291	19,452	29,551	4,480	140,848
Substandard	483	65	-	407	-	787	-	1,742
Total Farmland	10,034	21,793	19,795	36,698	19,452	30,338	4,480	142,590
Current-period gross charge-offs	-	-	-	-	-	-	-	-
HOME EQUITY
Pass	621	565	376	3,630	1,736	2,398	77,409	86,735
Substandard	-	-	-	-	-	107	90	197
Total Home Equity	621	565	376	3,630	1,736	2,505	77,499	86,932
Current-period gross charge-offs	-	-	-	-	-	-	-	-
CONSUMER
Pass	449	1,953	3,398	8,109	13,083	1,069	1,977	30,038
Special Mention	-	-	-	18	-	-	-	18
Substandard	-	37	-	8	-	22	2	69
Total Consumer	449	1,990	3,398	8,135	13,083	1,091	1,979	30,125
Current-period gross charge-offs	1	-	28	2	16	4	-	51
COMMERCIAL
Pass	2,834	20,496	22,804	23,581	31,661	6,354	21,914	129,644
Special Mention	-	25	33	109	-	98	2,741	3,006
Substandard	-	-	17	9	-	33	-	59
Total Commercial	2,834	20,521	22,854	23,699	31,661	6,485	24,655	132,709
Current-period gross charge-offs	-	-	26	-	-	8	-	34
AGRICULTURAL
Pass	1,473	5,818	7,241	16,856	40,176	1,517	50,461	123,542
Substandard	427	55	435	282	-	557	-	1,756
Total Agricultural	1,900	5,873	7,676	17,138	40,176	2,074	50,461	125,298
Current-period gross charge-offs	-	-	-	1	-	93	-	94
TOTAL LOANS
Pass	88,635	123,063	245,184	384,096	243,253	179,209	201,827	1,465,267
Special Mention	2,593	1,973	967	3,090	1,448	1,316	2,741	14,128
Substandard	910	157	1,209	706	-	2,020	92	5,094
Total	$92,138	$125,193	$247,360	$387,892	$244,701	$182,545	$204,660	$1,484,489

The following tables include information regarding delinquencies within the loan portfolio.

	December 31, 2024
	Loans Past Due and Still Accruing
		90 Days		Nonaccrual	Nonaccrual
	30-89 Days	and		Loans with	Loans with	Current	Total
	Past Due	Greater	Total	no ACL	ACL	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$1,326	$623	$1,949	$469	$-	$151,303	$153,721
Residential 1-4 family construction	-	-	-	961	-	44,740	$45,701
Commercial real estate	5,739	-	5,739	268	-	639,955	$645,962
Commercial construction and development	951	-	951	2	-	123,258	$124,211
Farmland	54	-	54	190	-	146,366	$146,610
Other loans:
Home equity	382	-	382	335	-	96,826	$97,543
Consumer	195	-	195	98	23	28,197	$28,513
Commercial	1,064	-	1,064	200	4	142,771	$144,039
Agricultural	566	-	566	677	-	133,103	$134,346
Total	$10,277	$623	$10,900	$3,200	$27	$1,506,519	$1,520,646

	December 31, 2023
	Loans Past Due and Still Accruing
		90 Days		Nonaccrual	Nonaccrual
	30-89 Days	and		Loans with	Loans with	Current	Total
	Past Due	Greater	Total	no ACL	ACL	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$305	$-	$305	$297	$-	$155,976	$156,578
Residential 1-4 family construction	-	-	-	757	-	42,677	43,434
Commercial real estate	697	-	697	340	-	607,654	608,691
Commercial construction and development	194	-	194	-	-	157,938	158,132
Farmland	404	26	430	1,982	1,734	138,444	142,590
Other loans:
Home equity	32	-	32	182	-	86,718	86,932
Consumer	115	-	115	45	15	29,950	30,125
Commercial	-	-	-	27	-	132,682	132,709
Agricultural	74	-	74	2,947	69	122,208	125,298
Total	$1,821	$26	$1,847	$6,577	$1,818	$1,474,247	$1,484,489

Interest income recognized on impaired loans for the year ended December 31, 2024 and 2023 was considered insignificant. Interest payments received on a cash basis related to nonaccrual loans were $522,000 at December 31, 2024 and $471,000 at December 31, 2023.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	Loans – continued

The following tables presents the amortized cost basis of collateral-dependent loans by class of loans.

	December 31, 2024
	Real Estate	Business Assets	Other
	(In Thousands)
Real estate loans:
Residential 1-4 family	$967	$-	$-
Residential 1-4 family construction	961	-	-
Commercial real estate	1,395	228	-
Farmland	108	-	-
Other loans:
Home equity	216	-	-
Consumer	-	-	104
Commercial	-	220	4
Agricultural	37	244	-
Total	$3,684	$692	$108

	December 31, 2023
	Real Estate	Business Assets	Other
	(In Thousands)
Real estate loans:
Residential 1-4 family	$264	$-	$-
Residential 1-4 family construction	757	-	-
Commercial real estate	39	300	-
Farmland	4,116	-	-
Other loans:
Home equity	44	-	-
Consumer	-	-	36
Commercial	-	-	-
Agricultural	-	2,465	-
Total	$5,220	$2,765	$36

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	Loans – continued

The Company offers modifications of loans to borrowers experiencing financial difficulty by providing principal forgiveness, interest rate reductions, term extensions, other than insignificant payment delays, or any combination of these.

During the year ended December 31, 2024, the Company modified one commercial loan and two farmland loans. The commercial loan was modified to allow for interest only payments for 6 months. The loan had an amortized cost of $124,000 or 0.09% of commercial loans at December 31, 2024. The first farmland loan was modified by extending the payment for seven months during the second quarter of 2024. The loan paid off during the fourth quarter of 2024. The second farmland loan was modified by consolidating debts and refinancing into a 15-year loan with a variable interest rate adjustable every 5 years. The loan had an amortized cost of $188,000 or 0.13% of farmland loans at  December 31, 2024.

During the year ended December 31, 2023, the Company modified two commercial real estate loans. The first loan was modified by consolidating two lines of credit and refinancing into one long term loan for ten years. The loan had an amortized cost of $524,000 or 0.09% of commercial real estate loans at December 31, 2023. The second loan was modified by consolidating four loans and refinancing into one short-term, interest only loan for 12 months. The second loan was paid off during the year ended December 31, 2023. There was no forgiveness of principal for either of the loans, and the remaining loan with its modified terms was in the 30-89 days past due category as of December 31, 2024.

Loans are granted to directors and officers of the Company in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons.

Loans receivable (including loans sold and serviced for others) from related parties, including directors and executive officers were as follows:

(In Thousands)
Balance, January 1, 2023	$1,884
Principal additions	2,315
Principal payments	(233)
Balance, December 31, 2023	$3,966
Principal additions	1,353
Principal payments	(2,130)
Balance, December 31, 2024	$3,189

In addition to the balances included above, available lines of credit were $358,000 and $1,649,000 at December 31, 2024 and 2023, respectively, and includes the ending balances from the tables above.

	December 31,
	2024	2023
	(In Thousands)

Loans serviced, for the benefit of others, for directors, executive officers and their related parties	$1,262	$1,373

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	Loans – continued

	Years Ended
	December 31,
	2024	2023
	(In Thousands)

Interest income from loans owned for directors, executive officers and their related parties	$204	$96

NOTE 4:	Mortgage Servicing Rights

The Company is servicing mortgage loans for the benefit of others which are not included in the consolidated statements of financial condition and have unpaid principal balances of $2,016,242,000 and $2,066,505,000 at December 31, 2024 and 2023, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $5,111,000 and $5,086,000 for the years ended December 31, 2024 and 2023, respectively. These fees, net of amortization, are included in mortgage banking, net, which is a component of noninterest income on the consolidated statements of income.

Custodial balances maintained in connection with the foregoing loan servicing are included in noninterest checking deposits and were $10,077,000 and $8,539,000 at December 31, 2024 and 2023, respectively.

The following table is a summary of activity in mortgage servicing rights:

	Years Ended
	December 31,
	2024	2023
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$15,853	$15,412
Mortgage servicing rights capitalized	1,356	2,147
Amortization of mortgage servicing rights	(1,833)	(1,706)
Ending balance	$15,376	$15,853

There were no valuation allowances during December 31, 2024 and 2023.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	Mortgage Servicing Rights – continued

The fair values of these mortgage servicing rights were $20,370,000 and $20,388,000 at December 31, 2024 and 2023, respectively. The fair value of mortgage servicing rights was determined at loan level, depending on the interest rate and term of the specific loan, using the following valuation assumptions:

	December 31,
	2024	2023
Key assumptions:
Discount rate	12%	12%
Prepayment speed range	0-209%	104-526%
Weighted average prepayment speed	110%	119%

NOTE 5:	Premises and Equipment

The cost and accumulated depreciation of premises and equipment was as follows:

	December 31,
	2024	2023
	(In Thousands)
Land	$13,920	$13,202
Buildings and improvements	89,640	85,369
Furniture and equipment	18,945	16,894
Construction in progress	10,060	4,299
	132,565	119,764
Accumulated depreciation	(32,684)	(27,790)
Premises and equipment, net, excluding right-of-use assets	99,881	91,974
Right-of-use assets	1,659	2,308
Premises and equipment, net	$101,540	$94,282

Depreciation expense was $5,170,000 and $3,934,000 for the years ended December 31, 2024 and 2023, respectively.

The Company leases locations under various operating lease agreements. Leases with a lease term of 12 months at commencement are not recorded on the statements of financial position. The Company’s leases have maturities ranging from 2025 to 2028, some of which include lessee options to extend the leases for up to 10 years.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	Premises and Equipment – continued

The following table summarizes the Company’s leases:

	December 31
	2024	2023
	(In Thousands)
Right-of-use assets, net of amortization	$1,659	$2,308
Lease liabilities	1,010	1,499
Operating cash flows	371	543
Weighted average remaining lease term (years)	3.66	4.56
Weighted average discount rate	2.70%	2.69%

The components of lease cost, which were included in occupancy and equipment expense on the consolidated statements of income, were as follows:

	December 31
	2024	2023
	(In Thousands)
Operating lease cost	$531	$710
Short-term lease cost	5	3
Total lease cost	$536	$713

The following table presents the maturities of lease liabilities at December 31, 2024 for future periods:

(In Thousands)
2025	$342
2026	238
2027	238
2028	238
2029	-
Thereafter	-
Total lease payments	1,056
Less imputed interest	(46)
Present value of lease liabilities	$1,010

The Company also leases office space to third parties through operating leases. The lease income from these leases for the years ending  December 31, 2024 and 2023 was not significant.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:	Other Intangible Assets

The components of core deposit intangible assets were as follows:

	December 31,
	2024	2023
	(In Thousands)
Core deposit intangible	$10,809	$11,840
Accumulated amortization	(6,310)	(5,960)
Core deposit intangible, net	$4,499	$5,880

Core deposit intangible assets are amortized on an accelerated basis over their estimated life of 10 years. Amortization expense related to intangible assets was $1,381,000 and $1,579,000 for the years ended December 31, 2024 and 2023. The estimated aggregate future amortization expense for core deposit intangible assets remaining as of December 31, 2024 was as follows:

Years ending December 31:	(In Thousands)
2025	$1,185
2026	989
2027	792
2028	595
2029	428
Thereafter	510
Total	$4,499

NOTE 7:	Deposits

Deposits are summarized as follows:

	December 31,
	2024		2023
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Noninterest checking	$419,211	0.00%	$418,727	0.00%
Interest-bearing checking	221,476	0.18	211,101	0.05
Savings	210,572	0.06	230,711	0.06
Money market	367,094	1.82	330,274	1.66
Time certificates of deposits	462,875	4.25	444,382	4.08
Total	$1,681,228	1.59%	$1,635,195	1.45%

At December 31, 2024 and 2023, the Company held $632,951,000 and $618,784,000, respectively, in deposit accounts that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) requirements of $250,000 and greater.

Time certificates of deposit include $0 and $72,168,000 of fixed rate brokered certificates at  December 31, 2024 and 2023, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:	Deposits – continued

At December 31, 2024, the scheduled maturities of time deposits were as follows:

Years ending December 31:	(In Thousands)
2025	$447,321
2026	9,383
2027	3,384
2028	1,422
2029	1,277
Thereafter	88
Total	$462,875

Interest expense on deposits was as follows:

	Years Ended
	December 31,
	2024	2023
	(In Thousands)
Checking	$391	$595
Savings	134	106
Money market	8,660	5,549
Time certificates of deposits	18,653	11,607
Total	$27,838	$17,857

At December 31, 2024 and 2023, the Company reclassified $252,000 and $242,000, respectively, in overdrawn deposits as loans.

Related party deposits, including directors’ and executive officers’ deposit accounts at December 31, 2024 and 2023 were $4,370,000 and $5,463,000, respectively.

NOTE 8:	Advances from the Federal Home Loan Bank and Other Borrowings

At December 31, 2024, advances from the FHLB of Des Moines and other borrowings mature as follows:

Years ending December 31:	(In Thousands)
2025	$113,013
2026	27,917
2027	-
2028	-
2029	-
Thereafter	-
Total	$140,930

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:	Advances from the Federal Home Loan Bank and Other Borrowings – continued

Federal Home Loan Bank Advances

FHLB advances may include both amortizing and non-amortizing advances. Non-amortizing advances are due in full at maturity. Advances are subject to prepayment penalties. Interest rates on these advances are fixed. Advances are collateralized by a blanket pledge of the Bank’s loan portfolio. The Company’s investment in FHLB stock is also pledged as collateral on these advances. The total FHLB funding available to the Company at December 31, 2024, was 45.00% of total Bank assets as determined by FHLB, or approximately $963,924,000. The balance of advances was $140,930,000 and $175,737,000 at December 31, 2024 and 2023, respectively. The Bank also has a contingent letter of credit with FHLB for $520,000 at both  December 31, 2024 and 2023.

Other Borrowings

During the first quarter of 2023, the FRB offered a new Bank Term Funding Program ("BTFP") for eligible depository institutions. The BTFP offers loans of up to one year in length to institutions pledging collateral eligible for purchase by FRB such as U.S. treasuries, agency securities, and mortgage-backed securities. These assets are valued at par. The Company did not utilize the program during 2023. In March of 2024, the Company accessed borrowings through the BTFP. In September of 2024, the Company paid off the borrowings. In addition, at December 31, 2024, Eagle had a $15,000,000 line of credit with Bell Bank. The line of credit is secured by Eagle's ownership of the Bank's stock. The balance of this line of credit was $0 at both December 31, 2024 and 2023.

Federal Funds Purchased

At  December 31, 2024, the Bank had $85,000,000 in Federal funds lines of credit with unaffiliated institutions, including Pacific Coast Bankers Bank ("PCBB"), PNC Financial Services Group, Inc. ("PNC"), United Bankers' Bank ("UBB") and Texas Independent Bank ("TIB"). The balance of these lines of credit was $0 at both  December 31, 2024 and 2023.

All Borrowings Outstanding

For all borrowings outstanding the weighted average interest rate for advances at December 31, 2024 and 2023 was 4.72% and 5.48%, respectively. The average amount outstanding was $190,082,000 and $159,667,000 for 2024 and 2023, respectively. The maximum amount outstanding at any month-end was $247,500,000 and $199,757,000 for 2024 and 2023, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:	Other Long-Term Debt

Other long-term debt consisted of the following:

	December 31,
	2024		2023
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)

Subordinated debentures fixed at 5.50% to floating, due 2030	$15,000	$(185)	$15,000	$(219)
Subordinated debentures fixed at 3.50% to floating, due 2032	40,000	(821)	40,000	(937)
Subordinated debentures variable at 3-Month SOFR plus 1.68%, due 2035	5,155	-	5,155	-
Total other long-term debt	$60,155	$(1,006)	$60,155	$(1,156)

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

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at three-month LIBOR plus 1.42%, making the rate 6.20% as of December 31, 2023. In December of 2022, Governors of the Federal Reserve System adopted final rule 12 C.F.R. Part 253, Regulation Implementing the Adjustable Interest Rate (LIBOR) Act. Rule 253 identified SOFR-benchmark rates to replace LIBOR in certain financial contracts after June 30, 2023. As a result, the variable rate for interest payable converted to three-month CME Term SOFR plus 1.68% during the year ended December 31, 2024. The rate was 5.99% as of December 31, 2024. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date. The subordinated debentures qualify as Tier 1 capital for regulatory purposes.

During the year ended December 31, 2024 and 2023, interest expense on all other long-term debt was $2,724,000 and $2,719,000, respectively, which includes $149,000 and $156,000 in amortization for debt issuance costs, respectively. Debt issuance costs consisting primarily of underwriting discounts and professional fees were capitalized and are being amortized through maturity to interest expense using the straight-line method.

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

Commitments are summarized as follows:

	December 31,
	2024	2023
	(In Thousands)
Commitments to extend credit	$267,623	$271,552
Letters of credit	7,409	9,457

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:	Income Taxes

The components of the Company’s provision (benefit) for income taxes was as follows:

	Years Ended
	December 31,
	2024	2023
	(In Thousands)
Current
U.S. federal	$1,575	$1,585
Montana	566	684
Total current income tax provision	2,141	2,269
Deferred
U.S. federal	(435)	(512)
Montana	(94)	(159)
Total deferred income tax (benefit) provision	(529)	(671)
Total income tax provision	$1,612	$1,598

The nature and components of deferred tax assets and liabilities were as follows:

	December 31,
	2024	2023
	(In Thousands)
Deferred tax assets:
Allowance for credit losses	$4,433	$4,329
Deferred loan fees	402	366
Lease liability	266	395
Deferred compensation	1,835	1,818
Employee benefits	625	678
Unrealized losses on securities available-for-sale	7,194	7,129
Acquisition costs	98	133
Acquisition fair value adjustments	2,757	3,058
Other	694	699
Total deferred tax assets	18,304	18,605
Deferred tax liabilities:
Premises and equipment	514	879
Right-of-use asset	436	608
FHLB stock	-	21
Mortgage servicing rights	4,045	4,174
Goodwill	1,488	1,366
Intangibles	1,121	1,436
Other	336	350
Total deferred tax liabilities	7,940	8,834
Net deferred tax asset	$10,364	$9,771

The Company believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:	Income Taxes – continued

A reconciliation of the Company’s effective provision (benefit) for income taxes to the statutory federal income tax rate was as follows:

	Years Ended
	December 31,
	2024		2023
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income
	(Dollars in Thousands)
Federal income taxes at the statutory rate	$2,392	21.00%	$2,447	21.00%
State income taxes	566	4.97	684	5.87
Tax-exempt interest income	(295)	-2.59	(342)	-2.93
Income from bank-owned life insurance	(432)	-3.79	(308)	-2.64
Federal tax credits	(968)	-8.50	(764)	-6.55
Other, net	349	3.06	(119)	-1.04
Provision for income taxes and effective tax rate	$1,612	14.15%	$1,598	13.71%

Investments in LIHTC projects are accounted for using the proportional amortization method. The proportional amortization method allows the investor to amortize the cost of the investment in proportion to tax credits and other tax benefits received. The net investment performance is recognized in the statement of income as a component of income tax provision (benefit). Amortization of the investment in LIHTC projects was $890,000 for the year ended December 31, 2024 and $870,000 for the year ended  December 31, 2023. There is no non-income-tax related activity recognized from the investments in LIHTC projects.

NOTE 12:	Accumulated Other Comprehensive Income (Loss)

The following table includes information regarding the activity in accumulated other comprehensive income (loss):

Unrealized
(Losses) Gains
on Securities
Available for Sale
(In Thousands)
Balance, January 1, 2024	$(19,945)
Other comprehensive loss, before reclassifications and income taxes	(414)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	141
Income tax benefit	72
Total other comprehensive loss	(201)
Balance, December 31, 2024	$(20,146)

Balance, January 1, 2023	$(26,357)
Other comprehensive income, before reclassifications and income taxes	8,482
Amounts reclassified from accumulated other comprehensive income, before income taxes	222
Income tax provision	(2,292)
Total other comprehensive income	6,412
Balance, December 31, 2023	$(19,945)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:	Earnings Per Common Share

The computations of basic and diluted earnings per common share are below.

	Years Ended
	December 31,
	2024	2023
	(Dollars in Thousands, Except for Per Share Data)
Basic weighted average shares outstanding	7,838,822	7,793,352
Dilutive effect of stock compensation	14,970	4,891
Diluted weighted average shares outstanding	7,853,792	7,798,243

Net income available to common shareholders	$9,778	$10,056

Basic earnings per common share	$1.25	$1.29

Diluted earnings per common share	$1.24	$1.29

Restricted stock units excluded from the diluted average outstanding share calculation because their effect would be anti-dilutive	8,344	21,666

NOTE 14:	Capital Management and Regulatory Matters

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

Management believes that, as of December 31, 2024 , the Company and the Bank meet all capital adequacy requirements.

As of December 31, 2024, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank's category. The Bank’s actual capital amounts and ratios as of December 31, 2024 are presented in the table below and all of the ratios, with the exception of the Tier 1 capital to adjusted total average assets ratio, include the capital conservation buffer of 2.50%:

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2024:
Total risk-based capital to risk weighted assets	$229,316	13.49%	$178,521	10.50%	$170,020	10.00%

Tier 1 capital to risk weighted assets	211,066	12.41	144,517	8.50	136,016	8.00

Common equity Tier 1 capital to risk weighted assets	211,066	12.41	119,014	7.00	110,513	6.50

Tier 1 capital to adjusted total average assets	211,066	10.07	83,861	4.00	104,826	5.00

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14:	Capital Management and Regulatory Matters – continued

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

Dividend Limitations

Under State of Montana banking regulation, member banks such as the Bank generally may declare annual cash dividends up to an amount equal to the previous two years’ net earnings. Dividends in excess of such amount require approval of the Division of Banking. The Bank paid dividends of $3,700,000 to Eagle during the year ended December 31, 2024. No dividends were paid to Eagle during the year ended December 31, 2023. Eagle paid dividends of $0.565 and $0.555 per share to its shareholders during the years ended  December 31, 2024 and 2023, respectively.

Stock Repurchase Program

On April 18, 2024, Eagle's Board of Directors (the "Board") authorized the repurchase of up to 400,000 shares of its common stock beginning May 1, 2024. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend on market conditions and other corporate considerations. No shares were purchased during the second or third quarter of 2024 under this plan. During the fourth quarter of 2024, 25,000 shares were purchased under this plan at an average price of $16.74. The plan expires on May 1, 2025.

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

Profit Sharing Plan

The Company provides a noncontributory profit sharing plan for eligible employees who have completed one year of service. The amount of the Company’s annual contribution is determined by the Board. Profit sharing expense was $1,186,000 and $1,272,000 for the years ended December 31, 2024 and 2023, respectively.

The Company’s profit sharing plan includes a 401(k) feature. At the discretion of the Board, the Company may match up to 50.00% of participants’ contributions up to a maximum of 4.00% of participants’ salaries. For the years ended December 31, 2024 and 2023, the Company’s match was $519,000 and $552,000, respectively.

Deferred Compensation Plans

The Company has entered into deferred compensation contracts with certain key employees. The contracts provide fixed benefits payable in equal annual installments upon retirement. The charge to expense is based on the present value computations of anticipated liabilities. For the years ended December 31, 2024 and 2023, the total expense was $661,000 and $625,000, respectively. The liability for the deferred compensation plan was $6,469,000 and $6,420,000 at December 31, 2024 and 2023, respectively, which is included in accrued expenses and other liabilities in the consolidated statements of financial condition.

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

Employee Stock Ownership Plan – continued

Total ESOP expenses of $237,000 and $212,000 were recognized for the years ended December 31, 2024 and 2023, respectively.

The following table shows the components of the ESOP shares:

	December 31,
	2024	2023

Allocated shares	255,351	240,266
Unallocated shares	167,932	191,922
Total ESOP shares	423,283	432,188

Fair value of unallocated shares (in thousands)	$2,574	$3,030

Stock Incentive Plans

The Company adopted the stock incentive plan on November 1, 2011. This plan provides for different types of awards including stock options, restricted stock and performance shares. Under this plan, awards of Eagle's common stock may be made to eligible directors, officers and employees. This plan was amended multiple times, most recently in 2022 to increase the maximum number of shares of restricted stock for issuance under this plan to 393,571. The number of shares of restricted stock available to award under this plan was 104,575 as of December 31, 2024. This plan also includes shares available to be awarded for stock options totaling 246,427. However, no stock options have been awarded under this plan.

The following table shows the activity of the restricted stock awards granted under this plan:

Number of
Shares

Unvested awards as of January 1, 2023	70,361
Awards granted	20,870
Awards vested	(20,132)
Awards forfeited	(1,200)
Unvested awards as of December 31, 2023	69,899
Awards granted	-
Awards vested	(20,102)
Awards forfeited	(14,513)
Unvested awards as of December 31, 2024	35,284

At December 31, 2024, the Company has unrecognized expense of approximately $562,000 for this plan, which it expects to recognize ratably through November 2027.

The Company established a nonemployee director award plan effective April 23, 2020. Under this plan, awards of Eagle's common stock may be made to eligible directors. This plan was amended during 2023 and increased the maximum number of shares of restricted stock for issuance under this plan to 88,000. The number of shares of restricted stock available to award under this plan was 48,127 as of December 31, 2024.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:	Employee Benefits – continued

The following table shows the activity of the restricted stock awards granted under this plan:

Number of
Shares

Unvested awards as of January 1, 2023	8,520
Awards granted	15,291
Awards vested	(8,520)
Awards forfeited	-
Unvested awards as of December 31, 2023	15,291
Awards granted	12,270
Awards vested	(15,291)
Awards forfeited	-
Unvested awards as of December 31, 2024	12,270

At December 31, 2024, the Company has unrecognized expense of approximately $166,000 for this plan, which it expects to recognize ratably through November 2025.

The Company recognized total compensation expense of $523,000 and $347,000 for these plans during the years ended December 31, 2024 and 2023, respectively.

NOTE 16:	Derivatives and Hedging Activities

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

Derivatives are summarized as follows:

	December 31, 2024			December 31, 2023
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$10,155	$-	$103	$15,670	$15	$-
Forward TBA mortgage-backed securities	10,000	142	-	12,000	-	75

Changes in the fair value of the derivatives are recorded in mortgage banking, net within noninterest income on the consolidated statements of income. A net gain of $99,000 was recorded for the year ended  December 31, 2024 compared to a net gain of $10,000 for the year ended December 31, 2023.

NOTE 17:	Fair Value of Financial Instruments

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency obligations	$-	$5,195	$-	$5,195
U.S. treasury obligations	46,913	-	-	46,913
Municipal obligations	-	117,877	-	117,877
Corporate obligations	-	4,162	-	4,162
Mortgage-backed securities	-	28,235	-	28,235
Collateralized mortgage obligations	-	82,623	-	82,623
Asset-backed securities	-	7,585	-	7,585
Loans held-for-sale	-	13,368	-	13,368
Forward TBA mortgage-backed securities	-	142	-	142
Financial liabilities:
Interest rate lock commitments	-	-	103	103

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency obligations	$-	$6,543	$-	$6,543
U.S. treasury obligations	46,815	-	-	46,815
Municipal obligations	-	137,950	-	137,950
Corporate obligations	-	3,905	-	3,905
Mortgage-backed securities	-	26,753	-	26,753
Collateralized mortgage obligations	-	86,568	-	86,568
Asset-backed securities	-	9,745	-	9,745
Loans held-for-sale	-	11,432	-	11,432
Interest rate lock commitments	-	-	15	15
Financial liabilities:
Forward TBA mortgage-backed securities	-	75	-	75

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17:	Fair Value of Financial Instruments – continued

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

The following tables summarize financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Collateral-dependent loans individually evaluated, net of ACL	$-	$-	$96	$96

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Collateral-dependent loans individually evaluated, net of ACL	$-	$-	$1,782	$1,782

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the year ended  December 31, 2024.

	December 31, 2024	December 31, 2023
	Interest Rate Lock Commitments
	(In Thousands)
Beginning Balance	$15	$(81)
Purchases and issuances	(644)	(339)
Sales and settlements	526	435
Ending Balance	$(103)	$15
Unrealized (losses) gains related to items held at end of period	$(118)	$96

The tables below summarize the estimated fair values of financial instruments of the Company, whether or not recognized at fair value on the consolidated statements of condition. The tables are followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

	December 31, 2024
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$31,559	$-	$-	$31,559	$31,559
FHLB stock	-	7,778	-	7,778	7,778
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,466,511	1,466,511	1,520,646
Mortgage servicing rights	-	-	20,370	20,370	15,376
Financial liabilities:
Non-maturing interest-bearing deposits	-	799,142	-	799,142	799,142
Time certificates of deposit	-	-	461,254	461,254	462,875
FHLB advances and other borrowings	-	-	141,057	141,057	140,930
Other long-term debt	-	-	58,024	58,024	60,155

	December 31, 2023
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$24,545	$-	$-	$24,545	$24,545
FHLB stock	-	9,191	-	9,191	9,191
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,416,203	1,416,203	1,484,489
Mortgage servicing rights	-	-	20,388	20,388	15,853
Financial liabilities:
Non-maturing interest-bearing deposits	-	772,086	-	772,086	772,086
Time certificates of deposit	-	-	441,939	441,939	444,382
FHLB advances and other borrowings	-	-	175,842	175,842	175,737
Other long-term debt	-	-	58,094	58,094	60,155

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:	Condensed Parent Company Financial Statements

Included below are the condensed financial statements of the Parent Company, Eagle Bancorp Montana, Inc.:

	December 31,
	2024	2023
	(In Thousands)
Assets:
Cash and cash equivalents	$1,863	$2,426
Securities available-for-sale	732	796
Investment in Eagle Bancorp Statutory Trust I	155	155
Investment in Subsidiaries	227,470	219,090
Other assets	4,717	6,831
Total assets	$234,937	$229,298

Liabilities and Shareholders' Equity:
Accounts payable and accrued expenses	$1,023	$1,026
Other long-term debt	59,149	58,999
Shareholders' equity	174,765	169,273
Total liabilities and shareholders' equity	$234,937	$229,298

	Years Ended
	December 31,
	2024	2023
	(In Thousands)

Interest income	$48	$55
Interest expense	(2,735)	(2,729)
Noninterest income	73	211
Noninterest expense	(825)	(976)
Loss before income taxes	(3,439)	(3,439)
Income tax benefit	(931)	(914)
Loss before equity in undistributed earnings of Subsidiaries	(2,508)	(2,525)
Equity in undistributed earnings of Subsidiaries	12,286	12,581
Net income	$9,778	$10,056

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:	Condensed Parent Company Financial Statements – continued

	Years Ended
	December 31,
	2024	2023
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,778	$10,056
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of Subsidiaries	(12,286)	(12,581)
Other adjustments, net	2,281	(1,302)
Net cash used in operating activities	(227)	(3,827)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash contribution from Opportunity Bank of Montana	3,700	-
Activity in available-for-sale securities:
Maturities, principal payments and calls	60	5,072
Net cash provided by investing activities	3,760	5,072

CASH FLOWS FROM FINANCING ACTIVITIES:
ESOP payments and dividends	320	479
Payments to purchase treasury stock	(419)	(231)
Treasury shares reissued for compensation	538	337
Dividends paid	(4,535)	(4,442)
Net cash used in financing activities	(4,096)	(3,857)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(563)	(2,612)

CASH AND CASH EQUIVALENTS, beginning of period	2,426	5,038

CASH AND CASH EQUIVALENTS, end of period	$1,863	$2,426

NOTE 19:	Restatement of Interim Financial Information (UNAUDITED)

Restatement of Unaudited Condensed Statement of Cash Flows

In connection with the preparation of the consolidated statement of cash flows for the year ended December 31, 2024, the Company concluded the proper classification of borrowings as short-term or long-term was not properly presented within the statement of cash flows for the nine months ended September 30, 2024. See below for a reconciliation from the previously reported amounts in the Company's Quarterly Reports on Form 10-Q to the restated amounts for the nine months ended September 30, 2024. The previously reported amounts are labeled "As Reported" in the table below. The amounts labeled "Adjustments" represent the effects of this restatement. The classification errors were isolated to the financing activities section of the statement of cash flows and had no impact on net cash provided by financing activities.  In addition, there was no impact to the unaudited condensed consolidated statement of condition, statement of income, statement of comprehensive income or statement of changes in shareholder’s equity for the same period.

	Nine Months Ended September 30, 2024
	As Reported	Adjustments	As Restated
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$15,317	$-	$15,317
Net short-term advances (payments) on FHLB and other borrowings	14,263	(55,000)	(40,737)
Advances on long-term FHLB and other borrowings	29,167	75,833	105,000
Payments on long-term FHLB and other borrowings	-	(20,833)	(20,833)
Purchase of treasury stock	-	-	-
Dividends paid	(3,387)	-	(3,387)
Net cash provided by financing activities	$55,360	$-	$55,360