Form 10-Q
period 2025-03-31
Eagle Bancorp Montana, Inc.
filed 2025-05-08
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	7,952,177 shares outstanding

As of April 30, 2025

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

The following factors, among others, could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and liquidity requirements;
●

local, regional, national and international economic conditions or macroeconomic instability (including any economic slowdown or recession, inflation, interest rate changes, credit loss trends, unemployment, changes in housing or securities markets, or other factors) and the impact of the same on Eagle and its customers;

●	volatility, disruption, or uncertainty in national and international financial markets, including as a result of geopolitical developments;
●	the effects of any U.S. federal government shutdown, closures or significant staff reductions in agencies regulating or otherwise impacting Eagle's business;
●	the impact of any new regulatory, policy, or enforcement developments resulting from the change in U.S. presidential administration, including the implementation of tariffs and other protectionist trade policies, including any reciprocal tariffs by foreign countries;
●	competition among depository and other traditional and non-traditional financial service providers;
●	risks related to the concentration of our business in Montana, including risks associated with changes in the prices, values and sales volume of residential and commercial real estate in Montana;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments or reduces loan demand;
●	our ability to attract deposits and other sources of funding or liquidity;
●	volatility in Eagle's stock price due to investor sentiment and perception of the banking industry;
●	the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, inflationary pressures and labor shortages on economic conditions and our business;
●	an inability to access capital markets or maintain deposits or borrowing costs;
●	our ability to assess and monitor the effect of evolving uses of artificial intelligence on our business and operations;
●	our ability to navigate differing environmental, social, governmental, and sustainability concerns among governmental administrations, our stakeholders, and other activists that may arise from our business activities;
●	changes or volatility in the securities markets that lead to impairment in the value of our investment securities and goodwill;
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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Part II, Item 1A, “Risk Factors” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2024, any subsequent Reports on Form 10-Q and Form 8-K, and other filings with the SEC. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS:
Cash and due from banks	$21,360	$29,824
Interest-bearing deposits in banks	1,445	1,735
Total cash and cash equivalents	22,805	31,559

Securities available-for-sale, at fair value (amortized cost of $317,370 at March 31, 2025 and $319,939 at December 31, 2024)	291,661	292,590
Federal Home Loan Bank ("FHLB") stock	7,101	7,778
Federal Reserve Bank ("FRB") stock	4,131	4,131
Mortgage loans held-for-sale, at fair value	6,223	13,368
Loans receivable, net of allowance for credit losses of $16,720 at March 31, 2025 and $16,850 at December 31, 2024	1,506,788	1,503,796
Accrued interest and dividends receivable	13,271	12,890
Mortgage servicing rights, net	15,282	15,376
Assets held-for-sale, at cost	960	960
Premises and equipment, net	101,759	101,540
Cash surrender value of life insurance, net	53,573	53,232
Goodwill	34,740	34,740
Core deposit intangible, net	4,181	4,499
Deferred tax asset, net	9,960	10,364
Other assets	15,981	16,267

Total assets	$2,088,416	$2,103,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	March 31,	December 31,
	2025	2024
LIABILITIES:
Deposit accounts:
Noninterest-bearing	$411,272	$419,211
Interest-bearing	1,278,694	1,262,017
Total deposits	1,689,966	1,681,228

Accrued expenses and other liabilities	36,739	47,018
FHLB advances and other borrowings	124,952	140,930
Other long-term debt:
Principal amount	60,155	60,155
Unamortized debt issuance costs	(969)	(1,006)
Total other long-term debt, net	59,186	59,149

Total liabilities	1,910,843	1,928,325

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 20,000,000 shares authorized; 8,507,429 shares issued at March 31, 2025 and December 31, 2024; 7,977,177 shares outstanding at March 31, 2025 and 8,027,177 shares outstanding December 31, 2024)	85	85
Additional paid-in capital	108,451	108,334
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(3,867)	(4,011)
Treasury stock, at cost (530,252 shares at March 31, 2025 and 480,252 shares at December 31, 2024)	(11,517)	(10,761)
Retained earnings	103,366	101,264
Accumulated other comprehensive loss, net of tax	(18,945)	(20,146)
Total shareholders' equity	177,573	174,765

Total liabilities and shareholders' equity	$2,088,416	$2,103,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$23,320	$21,942
Securities available-for-sale	2,451	2,724
FHLB and FRB dividends	260	247
Other interest income	38	29
Total interest and dividend income	26,069	24,942

INTEREST EXPENSE:
Deposits	6,871	6,548
FHLB advances and other borrowings	1,626	2,497
Other long-term debt	670	683
Total interest expense	9,167	9,728

NET INTEREST INCOME	16,902	15,214

Provision (recapture) for credit losses	42	(135)

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	16,860	15,349

NONINTEREST INCOME:
Service charges on deposit accounts	389	400
Mortgage banking, net	2,125	2,177
Interchange and ATM fees	593	563
Appreciation in cash surrender value of life insurance	350	288
Other noninterest income	559	524
Total noninterest income	$4,016	$3,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
NONINTEREST EXPENSE:
Salaries and employee benefits	$9,664	$9,718
Occupancy and equipment expense	2,302	2,099
Data processing	1,330	1,525
Software subscriptions	658	528
Advertising	232	253
Amortization	320	369
Loan costs	372	398
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	231	299
Professional and examination fees	520	484
Other noninterest expense	1,377	1,360
Total noninterest expense	17,006	17,033

INCOME BEFORE PROVISION FOR INCOME TAXES	3,870	2,268

Provision for income taxes	631	370

NET INCOME	$3,239	$1,898

BASIC EARNINGS PER COMMON SHARE	$0.41	$0.24

DILUTED EARNINGS PER COMMON SHARE	$0.41	$0.24

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

NET INCOME	$3,239	$1,898

OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS) BEFORE TAX:
Change in fair value of investment securities available-for-sale	1,640	(1,790)
Total other comprehensive income (loss)	1,640	(1,790)

Income tax (provision) benefit related to securities available-for-sale	(439)	472

COMPREHENSIVE INCOME	$4,440	$580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended March 31, 2025 and 2024

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	(LOSS) INCOME	TOTAL

Balance at January 1, 2025	$-	$85	$108,334	$(4,010)	$(10,762)	$101,264	$(20,146)	$174,765
Net income		-	-	-	-	3,239	-	3,239
Other comprehensive income	-	-	-	-	-	-	1,201	1,201
Dividends paid ($0.1425 per share)	-	-	-	-	-	(1,137)	-	(1,137)
Stock compensation expense	-	-	163	-	-	-	-	163
ESOP shares allocated (5,997 shares)	-	-	(46)	143	-	-	-	97
Treasury stock purchased (50,000 shares at $15.11 average cost per share)	-	-	-	-	(755)	-	-	(755)
Balance at March 31, 2025	$-	$85	$108,451	$(3,867)	$(11,517)	$103,366	$(18,945)	$177,573

Balance at January 1, 2024	$-	$85	$108,819	$(4,583)	$(11,124)	$96,021	$(19,945)	$169,273
Net income	-	-	-	-	-	1,898	-	1,898
Other comprehensive loss	-	-	-	-	-	-	(1,318)	(1,318)
Dividends paid ($0.1400 per share)	-	-	-	-	-	(1,122)	-	(1,122)
Stock compensation expense	-	-	135	-	-	-	-	135
ESOP shares allocated (5,997 shares)	-	-	(61)	143	-	-	-	82
Balance at March 31, 2024	$-	$85	$108,893	$(4,440)	$(11,124)	$96,797	$(21,263)	$168,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,239	$1,898
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recapture) for credit losses	42	(135)
Depreciation	1,287	1,288
Net amortization of investment securities premiums and discounts	170	243
Amortization of mortgage servicing rights	365	367
Amortization of right-of-use assets	119	131
Amortization of core deposit intangibles	320	369
Compensation expense related to restricted stock awards	163	135
ESOP compensation expense for allocated shares	97	82
Net gain on sale of loans	(1,349)	(1,414)
Originations of loans held-for-sale	(35,557)	(41,965)
Proceeds from sales of loans held-for-sale	43,780	44,947
Net appreciation in cash surrender value of life insurance	(332)	(288)
Net change in:
Accrued interest and dividends receivable	(381)	447
Other assets	382	2,477
Accrued expenses and other liabilities	(10,461)	(1,462)
Net cash provided by operating activities	1,884	7,120

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Maturities, principal payments and calls	5,327	5,042
Purchases	(3,023)	-
FHLB stock redeemed	677	742
Loan origination and principal collection, net	(2,865)	(12,839)
Purchases of premises and equipment, net	(1,622)	(4,778)
Net cash used in investing activities	(1,506)	(11,833)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$8,738	$404
Net short-term payments from FHLB and other borrowings	(4,728)	(18,197)
Advances on long-term FHLB and other borrowings	10,000	20,000
Payments on long-term FHLB and other borrowings	(21,250)	-
Purchase of treasury stock	(755)	-
Dividends paid	(1,137)	(1,122)
Net cash (used in) provided by financing activities	(9,132)	1,085

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,754)	(3,628)

CASH AND CASH EQUIVALENTS, beginning of period	31,559	24,545

CASH AND CASH EQUIVALENTS, end of period	$22,805	$20,917

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$11,471	$10,185

NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in fair value of securities available-for-sale	$1,640	$(1,790)
Mortgage servicing rights recognized	271	252
Loans transferred to real estate and other assets acquired in foreclosure	5	-
Right-of-use assets obtained in exchange for lease liabilities	3	-

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

Eagle Bancorp Statutory Trust I (the "Trust") was established in September 2005 and is owned 100% by Eagle.

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

In March 2021, the Bank established a subsidiary, Opportunity Housing Fund, LLC ("OHF"), to invest in Low-Income Housing Tax Credit ("LIHTC") projects. The LIHTC program is designed to encourage capital investment in construction and rehabilitation of low-income housing. Tax credits are allowable over a 10-year period. Amortizing investments in LIHTC projects are included in other assets on the consolidated statements of financial condition and totaled $6,563,000 and $7,644,000 as of March 31, 2025 and December 31, 2024, respectively. Outstanding funding obligations for LIHTC projects are included in accrued expenses and other liabilities on the condensed consolidated financial statements of condition and totaled $215,000 as of March 31, 2025 and December 31, 2024.

On January 1, 2020, the Company acquired Western Holding Company of Wolf Point, ("WHC"), a Montana corporation, and WHC's wholly-owned subsidiary, Western Bank of Wolf Point ("WB"), a Montana chartered commercial bank. The acquisition included one branch in Wolf Point, Montana. In addition, Western Financial Services, Inc. ("WFS") was acquired through the WHC merger. In December 2023, WFS changed its name to Opportunity Financial Services, Inc. ("OFS"). OFS facilitates deferred payment contracts for customers that produce agricultural products. The revenue from these contracts is accounted for in accordance with ASC Topic 606. The Company is considered an agent in these contracts, as: (i) the Company facilitates payment from customer to supplier, (ii) the Company does not take inventory of commodities as they are delivered by supplier to the customer, (iii) pricing of commodities is determined by the market, (iv) consideration on deferred payment contracts is insignificant to the Company and (v) the Company’s exposure to credit risk is minimal. Revenue is recognized net of expenses and reported in other noninterest income in the financial statements. Commodity sales income and the corresponding commodity sales expense were $2,314,000 and $2,800,000 for the three months ended March 31, 2025 and 2024, respectively, for a net impact of $0. Outstanding deferred contracts payable are included in accrued expenses and other liabilities on the condensed consolidated financial statements of condition and totaled $10,314,000 as of March 31, 2025 and $17,792,000 as of December 31, 2024.

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

Basis of Financial Statement Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K with all of the audited information and footnotes required by U.S. GAAP for complete financial statements for the year ended December 31, 2024, as filed with the SEC on March 14, 2025. In the opinion of management, all normal adjustments and recurring accruals considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

The results of operations for the three-month period ended  March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other period. In preparing condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses ("ACL"), mortgage servicing rights, the fair value of financial instruments, the valuation of goodwill and deferred tax assets and liabilities.

Principles of Consolidation

The condensed consolidated financial statements include Eagle, the Bank, OHF, Eagle Bancorp Statutory Trust I (the “Trust”) and OFS. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior period amounts were reclassified to conform to the presentation for 2025. These reclassifications had no impact on net income or shareholders’ equity.

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2025 for recognition and/or disclosure.

During April 2025, the Company purchased 25,000 shares at an average price of $16.34 under its repurchase plan. See Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information regarding the repurchase plan.

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

During the quarter ended September 30, 2024, Management performed a quantitative goodwill impairment test with assistance from a third-party valuation specialist. The interim determination was primarily driven by a revision in the Company’s earnings outlook in comparison to budget. A weighted average of both the market and income approaches was used in valuing the reporting unit’s fair value. The interim goodwill impairment assessment as of August 31, 2024 concluded that goodwill was not impaired. Our quantitative annual impairment test as of October 31, 2024 also did not result in impairment.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The updated accounting guidance requires enhanced income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis, but retrospective application is permitted. The amendments in this ASU became effective for the Company on January 1, 2025 and did not have a significant impact on the Company’s financial position, results of operations, or liquidity.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires that public companies disclose details about specific expenses such as employee compensation, depreciation, amortization, depletion, and inventory purchases. This ASU is effective for annual reporting periods beginning after December 15, 2026 with early adoption permitted. The Company is currently evaluating the effect the ASU will have on its consolidated financial statements and related disclosures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	March 31, 2025					December 31, 2024
		Gross					Gross
	Amortized	Unrealized			Fair	Amortized	Unrealized			Fair
	Cost	Gains	(Losses)	ACL	Value	Cost	Gains	(Losses)	ACL	Value
	(In Thousands)
Available-for-Sale:
U.S. government and agency obligations	$4,977	$78	$(146)	$-	$4,909	$5,298	$85	$(188)	$-	$5,195
U.S. treasury obligations	52,614	-	(4,877)	-	47,737	52,592	-	(5,679)	-	46,913
Municipal obligations	129,111	1	(13,450)	-	115,662	131,109	1	(13,233)	-	117,877
Corporate obligations	3,250	-	(104)	-	3,146	4,249	-	(87)	-	4,162
Mortgage-backed securities	29,355	30	(1,312)	-	28,073	29,867	21	(1,653)	-	28,235
Collateralized mortgage obligations	90,759	21	(6,024)	-	84,756	89,313	11	(6,701)	-	82,623
Asset-backed securities	7,304	74	-	-	7,378	7,511	83	(9)	-	7,585
Total	$317,370	$204	$(25,913)	$-	$291,661	$319,939	$201	$(27,550)	$-	$292,590

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES – continued

There was no sales activity for available-for-sale securities during the three months ended March 31, 2025 or 2024.

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2025
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$6,464	$6,442
Due from one to five years	34,414	31,990
Due from five to ten years	84,235	73,960
Due after ten years	72,143	66,440
	197,256	178,832
Mortgage-backed securities	29,355	28,073
Collateralized mortgage obligations	90,759	84,756
Total	$317,370	$291,661

As of  March 31, 2025 and December 31, 2024, securities with a fair value of $21,026,000 and $22,892,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	March 31, 2025
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency obligations	$-	$-	$1,777	$(146)
U.S. treasury obligations	-	-	47,736	(4,877)
Municipal obligations	10,758	(483)	104,349	(12,967)
Corporate obligations	-	-	3,146	(104)
Mortgage-backed securities and collateralized mortgage obligations	7,923	(69)	84,972	(7,267)
Asset-backed securities	1,743	-	210	-
Total	$20,424	$(552)	$242,190	$(25,361)

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

As of  March 31, 2025 and December 31, 2024, there were, respectively, 280 and 284 securities in unrealized loss positions. Based on analysis of available-for-sale debt securities with unrealized losses as of March 31, 2025, the Company determined the decline in value was unrelated to credit losses and was primarily caused by changes in interest rates and market spreads subsequent to the initial purchase of the securities. Management does not intend to sell and the Company is not likely to be required to sell these securities prior to maturity. As a result, no ACL was recorded on available-for-sale securities at March 31, 2025 and  December 31, 2024. As part of this determination, consideration was given to the extent to which fair value was less than amortized cost, adverse security ratings by a rating agency and other factors.

NOTE 3. LOANS RECEIVABLE

Loans receivable consisted of the following:

	March 31,	December 31,
	2025	2024
	(In Thousands)
Real estate loans:
Residential 1-4 family	$195,207	$199,422
Commercial real estate	929,828	916,783

Other loans:
Home equity	100,665	97,543
Consumer	26,978	28,513
Commercial	270,830	278,385

Total	1,523,508	1,520,646

Allowance for credit losses	(16,720)	(16,850)
Total loans, net	$1,506,788	$1,503,796

Included in the above are loans guaranteed by U.S. government agencies totaling $15,667,000 and $16,309,000 at March 31, 2025 and  December 31, 2024, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

The following table provides allowance for credit losses activity for the three months ended March 31, 2025.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, January 1, 2025	$1,911	$10,907	$553	$245	$3,234	$16,850
Charge-offs	-	-	-	(6)	-	(6)
Recoveries	-	2	-	1	1	4
Recapture	(7)	(79)	(2)	(1)	(39)	(128)
Total ending allowance balance, March 31, 2025	$1,893	$10,847	$549	$239	$3,192	$16,720

The following table provides allowance for credit losses activity for the three months ended March 31, 2024.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, January 1, 2024	$1,866	$10,691	$540	$304	$3,039	$16,440
Charge-offs	-	-	-	(1)	-	(1)
Recoveries	-	3	-	1	62	66
Recapture	(8)	(61)	(2)	-	(24)	(95)
Total ending allowance balance, March 31, 2024	$1,858	$10,633	$538	$304	$3,077	$16,410

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

Internal classification of the loan portfolio by amortized cost and based on year originated was as follows:

	March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Loans
	(In Thousands)
RESIDENTIAL 1-4 FAMILY
Pass	$1,980	$20,399	$25,286	$31,394	$20,231	$47,106	$2,017	$148,413
Special Mention	-	-	-	623	-	-	-	623
Substandard	-	-	-	98	-	565		663
Total Residential 1-4 family	1,980	20,399	25,286	32,115	20,231	47,671	2,017	149,699
Current-period gross charge-offs	-	-	-	-	-	-	-	-
RESIDENTIAL 1-4 FAMILY CONSTRUCTION
Pass	4,075	20,163	4,117	16,901	-	-	51	45,307
Substandard	-	-	201	-	-	-	-	201
Total Residential 1-4 family construction	4,075	20,163	4,318	16,901	-	-	51	45,508
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL REAL ESTATE
Pass	9,398	50,075	58,142	195,618	127,822	177,930	33,281	652,266
Special Mention	-	6,304	260	447	-	-	2,956	9,967
Substandard	-	-	490	-	463	3,079	-	4,032
Total Commercial real estate	9,398	56,379	58,892	196,065	128,285	181,009	36,237	666,265
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL CONSTRUCTION AND DEVELOPMENT
Pass	6,191	33,037	21,028	21,412	9,208	13,221	5,044	109,141
Substandard	-	-	-	-	-	966	-	966
Total Commercial construction and development	6,191	33,037	21,028	21,412	9,208	14,187	5,044	110,107
Current-period gross charge-offs	-	-	-	-	-	-	-	-
FARMLAND
Pass	11,508	20,545	17,567	29,695	18,675	50,800	2,183	150,973
Special Mention	-	-	332	798	205	566	-	1,901
Substandard	-	188	-	-	-	348	46	582
Total Farmland	11,508	20,733	17,899	30,493	18,880	51,714	2,229	153,456
Current-period gross charge-offs	-	-	-	-	-	-	-	-
HOME EQUITY
Pass	1,174	984	1,306	3,167	350	2,585	90,544	100,110
Special Mention	-	-	-	-	-	22	157	179
Substandard	-	-	-	-	42	83	251	376
Total Home Equity	1,174	984	1,306	3,167	392	2,690	90,952	100,665
Current-period gross charge-offs	-	-	-	-	-	-	-	-
CONSUMER
Pass	2,706	8,763	6,403	3,946	1,402	1,485	2,114	26,819
Special Mention	-	1	25	-	-	-	11	37
Substandard	-	16	66	22	-	18	-	122
Total Consumer	2,706	8,780	6,494	3,968	1,402	1,503	2,125	26,978
Current-period gross charge-offs	-	3	-	-	-	-	3	6
COMMERCIAL
Pass	1,747	28,331	23,487	17,109	14,973	21,783	29,802	137,232
Special Mention	-	-	470	273	-	-	250	993
Substandard	-	1,173	41	6	15	204	4	1,443
Total Commercial	1,747	29,504	23,998	17,388	14,988	21,987	30,056	139,668
Current-period gross charge-offs	-	-	-	-	-	-	-	-
AGRICULTURAL
Pass	7,797	32,468	15,769	7,839	3,742	3,531	53,535	124,681
Special Mention	-	2910	1,674	-	-	215	1,193	5,992
Substandard	-	-	-	-	-	489	-	489
Total Agricultural	7,797	35,378	17,443	7,839	3,742	4,235	54,728	131,162
Current-period gross charge-offs	-	-	-	-	-	-	-	-
TOTAL LOANS
Pass	$46,576	$214,765	$173,105	$327,081	$196,403	$318,441	$218,571	$1,494,942
Special Mention	-	9,215	2,761	2,141	205	803	4,567	138,381
Substandard	-	1,377	798	126	520	5,752	301	8,874
Total	$46,576	$225,357	$176,664	$329,348	$197,128	$324,996	$223,439	$1,523,508

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Loans
	(In Thousands)
RESIDENTIAL 1-4 FAMILY
Pass	$19,197	$26,976	$31,265	$20,658	$13,509	$34,913	$6,004	$152,522
Special Mention	-	-	623	-	-	-	-	623
Substandard	-	-	-	-	-	576	-	576
Total Residential 1-4 family	19,197	26,976	31,888	20,658	13,509	35,489	6,004	153,721
Current-period gross charge-offs	-	-	-	-	-	11	-	11
RESIDENTIAL 1-4 FAMILY CONSTRUCTION
Pass	20,593	5,526	18,621	-	-	-	-	44,740
Substandard	-	204	-	757	-	-	-	961
Total Residential 1-4 family construction	20,593	5,730	18,621	757	-	-	-	45,701
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL REAL ESTATE
Pass	49,084	59,172	184,072	130,274	47,481	132,838	38,937	641,858
Special Mention	-	260	-	-	-	-	-	260
Substandard	-	490	-	463	-	2,891	-	3,844
Total Commercial real estate	49,084	59,922	184,072	130,737	47,481	135,729	38,937	645,962
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL CONSTRUCTION AND DEVELOPMENT
Pass	37,265	21,430	35,323	9,628	5,033	8,676	5,451	122,806
Substandard	-	-	438	-	2	965	-	1,405
Total Commercial construction and development	37,265	21,430	35,761	9,628	5,035	9,641	5,451	124,211
Current-period gross charge-offs	-	-	-	-	-	-	-	-
FARMLAND
Pass	21,543	18,083	29,983	18,991	20,076	33,721	2,323	144,720
Special Mention	-	342	813	205	-	220	-	1,580
Substandard	188	-	-	-	65	57	-	310
Total Farmland	21,731	18,425	30,796	19,196	20,141	33,998	2,323	146,610
Current-period gross charge-offs	-	-	-	-	-	-	-	-
HOME EQUITY
Pass	1,031	1,438	3,248	362	483	2,234	88,230	97,026
Special Mention	-	-	-	-	-	22	93	115
Substandard	-	-	-	43	-	89	270	402
Total Home Equity	1,031	1,438	3,248	405	483	2,345	88,593	97,543
Current-period gross charge-offs	-	-	-	-	-	-	-	-
CONSUMER
Pass	10,828	7,580	4,547	1,666	961	798	2,001	28,381
Special Mention	-	8	-	-	-	-	-	8
Substandard	-	66	19	-	24	14	1	124
Total Consumer	10,828	7,654	4,566	1,666	985	812	2,002	28,513
Current-period gross charge-offs	-	23	15	5	1	15	6	65
COMMERCIAL
Pass	29,540	25,748	19,189	15,851	17,617	6,208	27,839	141,992
Special Mention	-	127	95	-	-	-	370	592
Substandard	1,192	41	6	22	-	190	4	1,455
Total Commercial	30,732	25,916	19,290	15,873	17,617	6,398	28,213	144,039
Current-period gross charge-offs	-	-	-	-	-	10	-	10
AGRICULTURAL
Pass	39,001	21,690	9,014	4,215	3,143	1,608	52,494	131,165
Special Mention	1,811	159	15	-	-	37	596
Substandard	-	-	-	-	1	515	47	563
Total Agricultural	40,812	21,849	9,029	4,215	3,144	2,160	53,137	134,346
Current-period gross charge-offs	-	-	-	-	-	-	-	-
TOTAL LOANS
Pass	228,082	187,643	335,262	201,645	108,303	220,996	223,279	1,505,210
Special Mention	1,811	896	1,546	205	-	279	1,059	5,796
Substandard	1,380	801	463	1,285	92	5,297	322	9,640
Total	$231,273	$189,340	$337,271	$203,135	$108,395	$226,572	$224,660	$1,520,646

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

The following tables include information regarding delinquencies within the loan portfolio.

	March 31, 2025
	Loans Past Due and Still Accruing

		90 Days		Nonaccrual	Nonaccrual
	30-89 Days	and		Loans with	Loans with	Current	Total
	Past Due	Greater	Total	no ACL	ACL	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$394	$623	$1,017	$429	$-	$148,253	$149,699
Residential 1-4 family construction	1,328	-	1,328	201	-	43,979	45,508
Commercial real estate	397	953	1,350	453	-	664,462	666,265
Commercial construction and development	34	965	999	1	-	109,107	110,107
Farmland	-	-	-	425	-	153,031	153,456
Other loans:
Home equity	486	-	486	385	-	99,793	100,665
Consumer	195	-	195	83	38	26,663	26,978
Commercial	457	97	554	193	4	138,917	139,668
Agricultural	215	-	215	489	-	130,458	131,162
Total	$3,506	$2,638	$6,144	$2,659	$42	$1,514,663	$1,523,508

	December 31, 2024
	Loans Past Due and Still Accruing

		90 Days		Nonaccrual	Nonaccrual
	30-89 Days	and		Loans with	Loans with	Current	Total
	Past Due	Greater	Total	no ACL	ACL	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$1,326	$623	$1,949	$469	$-	$151,303	$153,721
Residential 1-4 family construction	-	-	-	961	-	44,740	45,701
Commercial real estate	5,739	-	5,739	268	-	639,955	645,962
Commercial construction and development	951	-	951	2	-	123,258	124,211
Farmland	54	-	54	190	-	146,366	146,610
Other loans:
Home equity	382	-	382	335	-	96,826	97,543
Consumer	195	-	195	98	23	28,197	28,513
Commercial	1,064	-	1,064	200	4	142,771	144,039
Agricultural	566	-	566	677	-	133,103	134,346
Total	$10,277	$623	$10,900	$3,200	$27	$1,506,519	$1,520,646

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

Interest income recognized on nonaccrual loans for the three months ended March 31, 2025 and 2024 is considered insignificant. Interest payments received on a cash basis related to nonaccrual loans were $425,000 at March 31, 2025 and $522,000 at  December 31, 2024.

The following tables presents the amortized cost basis of collateral-dependent loans by class of loans.

	March 31, 2025
	Real Estate	Business Assets	Other
	(In Thousands)
Real estate loans:
Residential 1-4 family	$871	$-	$-
Residential 1-4 family construction	200	-	-
Commercial real estate	1,316	230	-
Commercial construction and development	966	-	-
Farmland	259	-	-
Other loans:
Home equity	386	-	-
Consumer	-	-	96
Commercial	-	357	4
Agricultural	35	-	-
Total	$4,033	$587	$100

	December 31, 2024
	Real Estate	Business Assets	Other
	(In Thousands)
Real estate loans:
Residential 1-4 family	$967	$-	$-
Residential 1-4 family construction	961	-	-
Commercial real estate	623	228	-
Commercial construction and development	772	-	-
Farmland	108	-	-
Other loans:
Home equity	216	-	-
Consumer	-	-	104
Commercial	-	220	4
Agricultural	37	244	-
Total	$3,684	$692	$108

During the three months ended March 31, 2025, the Company modified four loans. The first loan was a home equity line of credit loan with an amortized cost basis of $45,000 or 0.04% of home equity loans by terming out the current 10-year term and extending to a 15-year term with a fixed interest rate. There was no forgiveness of principal, and the loan was current with its modified terms as of March 31, 2025. The second loan was a commercial real estate loan with an amortized cost basis of $209,000 or 0.03% of commercial real estate loans by extending the due date to seasonal from monthly and decreasing the interest rate. There was no forgiveness of principal, and the loan was current with its modified terms as of March 31, 2025. The third loan was an agricultural loan with an amortized cost basis of $96,000 or 0.07% of agricultural loans by extending the loan term 12 months. There was no forgiveness of principal, and the loan was current with its modified terms as of March 31, 2025. The fourth loan was an agricultural loan with an amortized cost basis of $156,000 or 0.12% of commercial real estate loans by extending the loan term 12 months. There was no forgiveness of principal, and the loan was current with its modified terms as of March 31, 2025.

During the three months ended March 31, 2024, the Company did not modify any loans.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. MORTGAGE SERVICING RIGHTS

The Company is servicing mortgage loans for the benefit of others which are not included in the condensed consolidated statements of financial condition and have unpaid principal balances of $2,007,025,000 and $2,016,242,000 at  March 31, 2025 and December 31, 2024, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $1,256,000 and $1,304,000 for the three months ended March 31, 2025 and 2024, respectively. These fees, net of amortization, are included in mortgage banking, net, which is a component of noninterest income on the condensed consolidated statements of income.

Custodial balances maintained in connection with the foregoing loan servicing are included in noninterest checking deposits and were $19,534,000 and $10,077,000 at  March 31, 2025 and December 31, 2024, respectively.

The following table is a summary of activity in mortgage servicing rights:

	As of or For the
	Three Months Ended
	March 31,
	2025	2024
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$15,376	$15,853
Mortgage servicing rights capitalized	271	252
Amortization of mortgage servicing rights	(365)	(367)
Ending balance	$15,282	$15,738

The fair values of these mortgage servicing rights were $20,247,000 and $20,370,000 at  March 31, 2025 and December 31, 2024, respectively. The fair value of mortgage servicing rights was determined at loan level, depending on the interest rate and term of the specific loan, using the following valuation assumptions:

	March 31,	December 31,
	2025	2024
Key assumptions:
Discount rate	12%	12%
Prepayment speed range	0 - 204%	0 - 209%
Weighted average prepayment speed	111%	110%

NOTE 5. DEPOSITS

Deposits are summarized as follows:

	March 31,	December 31,
	2025	2024
	(In Thousands)
Noninterest checking	$411,272	$419,211
Interest-bearing checking	211,422	221,476
Savings	212,462	210,572
Money market	396,399	367,094
Time certificates of deposit	458,411	462,875
Total	$1,689,966	$1,681,228

Time certificates of deposit include $6,151,000 and $0 of fixed rate brokered certificates at March 31, 2025 and December 31, 2024, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

	March 31, 2025		December 31, 2024
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)
Subordinated debentures fixed at 5.50% to floating, due 2030	$15,000	$(177)	$15,000	$(185)
Subordinated debentures fixed at 3.50% to floating, due 2032	40,000	(792)	40,000	(821)
Subordinated debentures variable at 3-Month SOFR plus 1.68%, due 2035	5,155	-	5,155	-
Total other long-term debt	$60,155	$(969)	$60,155	$(1,006)

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

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at three-month LIBOR plus 1.42% until June 30, 2023, making the rate 6.20% as of December 31, 2023. In December of 2022, Governors of the Federal Reserve System adopted final rule 12 C.F.R. Part 253, Regulation Implementing the Adjustable Interest Rate (LIBOR) Act. Rule 253 identified SOFR-benchmark rates to replace LIBOR in certain financial contracts after June 30, 2023. As a result, the variable rate for interest payable converted to three-month CME Term SOFR plus 1.68% beginning during the quarter ended March 31, 2024. The rate was 5.97% as of March 31, 2025. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date. The subordinated debentures qualify as Tier 1 capital for regulatory purposes.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

Unrealized
(Losses) Gains
on Securities
Available-for-Sale
(In Thousands)
Balance, January 1, 2025	$(20,146)
Other comprehensive income, before reclassifications and income taxes	1,640
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax provision	(439)
Total other comprehensive income	1,201
Balance, March 31, 2025	$(18,945)

Balance, January 1, 2024	$(19,945)
Other comprehensive loss, before reclassifications and income taxes	(1,790)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax benefit	472
Total other comprehensive loss	(1,318)
Balance, March 31, 2024	$(21,263)

-
21 -

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. EARNINGS PER COMMON SHARE

The computations of basic and diluted earnings per common share are as follows:

	Three Months Ended
	March 31,
	2025	2024
	(Dollars in Thousands, Except Per Share Data)
Basic weighted average shares outstanding	7,812,248	7,824,928
Dilutive effect of stock compensation	11,388	10,376
Diluted weighted average shares outstanding	7,823,636	7,835,304

Net income available to common shareholders	$3,239	$1,898

Basic earnings per common share	$0.41	$0.24

Diluted earnings per common share	$0.41	$0.24

Restricted stock units excluded from the diluted average outstanding share calculation because their effect would be anti-dilutive	2,478	21,698

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

Derivatives are summarized as follows:

	March 31, 2025			December 31, 2024
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$11,946	$-	$28	$10,155	$-	$103
Forward TBA mortgage-backed securities	8,000	-	24	10,000	142	-
Mandatory forward commitments	2,750	-	1	-	-	-

Changes in the fair value of the derivatives are recorded in mortgage banking, net, within noninterest income on the condensed consolidated statements of income. Net losses of $93,000 were recorded for the three months ended March 31, 2025, compared to net losses of $22,000 for the three months ended March 31, 2024.

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

	March 31, 2025
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency obligations	$-	$4,909	$-	$4,909
U.S. treasury obligations	47,737	-	-	47,737
Municipal obligations	-	115,662	-	115,662
Corporate obligations	-	3,146	-	3,146
Mortgage-backed securities	-	28,073	-	28,073
Collateralized mortgage obligations	-	84,756	-	84,756
Asset-backed securities	-	7,378	-	7,378
Loans held-for-sale	-	6,223	-	6,223
Financial liabilities:
Forward TBA mortgage-backed securities	-	24	-	24
Interest rate lock commitments	-	-	28	28
Mandatory forward commitments	-	1	-	1

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities
U.S. government and agency obligations	$-	$5,195	$-	$5,195
U.S. treasury obligations	46,913	-	-	46,913
Municipal obligations	-	117,877	-	117,877
Corporate obligations	-	4,162	-	4,162
Mortgage-backed securities	-	28,235	-	28,235
Collateralized mortgage obligations	-	82,623	-	82,623
Asset-backed securities	-	7,585	-	7,585
Loans held-for-sale	-	13,368	-	13,368
Forward TBA mortgage-backed securities	-	142	-	142
Financial liabilities:
Interest rate lock commitments	-	-	103	103

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

The following table summarizes financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

	March 31, 2025
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Collateral-dependent loans individually evaluated, net of ACL	$-	$-	$104	$104

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Collateral-dependent loans individually evaluated, net of ACL	$-	$-	$96	$96

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

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2025.

	Three Months Ended
	March 31,
	2025	2024
	Interest Rate Lock Commitments
	(In Thousands)
Beginning balance	$(103)	$15
Purchases and issuances	(18)	(140)
Sales and settlements	93	62
Ending balance	$(28)	$(63)
Unrealized gains (losses) related to items held at end of period	$75	$(78)

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

	March 31, 2025
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$22,805	$-	$-	$22,805	$22,805
FHLB stock	-	7,101	-	7,101	7,101
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,483,592	1,483,592	1,523,508
Mortgage servicing rights	-	-	20,247	20,247	15,282
Financial liabilities:
Non-maturing interest-bearing deposits	-	820,283	-	820,283	820,283
Time certificates of deposit	-	-	456,806	456,806	458,411
FHLB advances and other borrowings	-	-	125,102	125,102	124,952
Other long-term debt	-	-	58,679	58,679	60,155

	December 31, 2024
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$31,559	$-	$-	$31,559	$31,559
FHLB stock	-	7,778	-	7,778	7,778
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,466,511	1,466,511	1,520,646
Mortgage servicing rights	-	-	20,370	20,370	15,376
Financial liabilities:
Non-maturing interest-bearing deposits	-	799,142	-	799,142	799,142
Time certificates of deposit	-	-	461,254	461,254	462,875
FHLB advances and other borrowings	-	-	141,057	141,057	140,930
Other long-term debt	-	-	58,024	58,024	60,155

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

This discussion and analysis provides information that management believes is necessary to understand Eagle's financial condition, changes in financial condition, results of operations, and cash flows for the three months ended March 31, 2025, as compared to 2024. The following should be read in conjunction with the Company's Consolidated Financial Statements, and accompanying Notes thereto, for the year ended December 31, 2024, included in Eagle's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 14, 2025, and in conjunction with the Condensed Consolidated Financial Statements, and accompanying Notes thereto, included in Part I - Item 1. Financial Statements. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee decreased the federal funds target rate to 4.50% during the year ended December 31, 2024. The rate remained at 4.50% during the three months ended March 31, 2025.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between March 31, 2025 and December 31, 2024.

Total assets were $2.09 billion at March 31, 2025, a decrease of $14.67 million, or 0.7% from $2.10 billion at December 31, 2024. Loans receivable, net increased by $2.99 million or 0.2% from December 31, 2024. Securities available-for-sale decreased $930,000, or 0.3% from December 31, 2024. Total liabilities were $1.91 billion at March 31, 2025, a decrease of $17.49 million, or 0.9% from $1.93 billion at December 31, 2024. The decrease was largely due to a decrease in FHLB advances and other borrowings and offset by an increase in total deposits. Total borrowings decreased $15.94 million from December 31, 2024, and total deposits increased $8.74 million from December 31, 2024. Total shareholders’ equity increased $2.80 million, or 1.6% from December 31, 2024.

Financial Condition Details

Investment Activities

The following table summarizes investment activities:

	March 31,		December 31,
	2025		2024
	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency obligations	$4,909	1.68%	$5,195	1.78%
U.S. treasury obligations	47,737	16.37	46,913	16.03
Municipal obligations	115,662	39.65	117,877	40.29
Corporate obligations	3,146	1.08	4,162	1.42
Mortgage-backed securities	28,073	9.63	28,235	9.65
Collateralized mortgage obligations	84,756	29.06	82,623	28.24
Asset-backed securities	7,378	2.53	7,585	2.59
Total securities available-for-sale	$291,661	100.00%	$292,590	100.00%

Securities available-for-sale were $291.66 million at March 31, 2025, a decrease of $930,000, or 0.3%, from $292.59 million at December 31, 2024. The decrease was primarily due to maturity, principal payments and call activity of $5.33 million offset by a security purchase of $3.02 million and an increase in fair value of $1.64 million.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	March 31,		December 31,
	2025		2024
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential 1-4 family (1)	$149,699	9.83%	$153,721	10.11%
Residential 1-4 family construction	45,508	2.99	45,701	3.01
Total residential 1-4 family	195,207	12.82	199,422	13.12

Commercial real estate	666,265	43.72	645,962	42.48
Commercial construction and development	110,107	7.23	124,211	8.17
Farmland	153,456	10.07	146,610	9.64
Total commercial real estate	929,828	61.02	916,783	60.29

Total real estate loans	1,125,035	73.84	1,116,205	73.41

Other loans:
Home equity	100,665	6.61	97,543	6.41
Consumer	26,978	1.77	28,513	1.88

Commercial	139,668	9.17	144,039	9.47
Agricultural	131,162	8.61	134,346	8.83
Total commercial loans	270,830	17.78	278,385	18.30

Total other loans	398,473	26.16	404,441	26.59

Total loans	1,523,508	100.00%	1,520,646	100.00%

Allowance for credit losses	(16,720)		(16,850)
Total loans, net	$1,506,788		$1,503,796

(1)	Excludes loans held-for-sale.

Loans receivable, net increased $2.99 million, or 0.2%, to $1.51 billion at March 31, 2025 from $1.50 billion at December 31, 2024. The increase was largely driven by an increase in total commercial real estate loans of $13.05 million in addition to an increase in home equity loans of $3.13 million. The increase was largely offset by a decrease of $7.56 million in commercial loans in additional to decreases in total residential loans of $4.21 million and a decrease of $1.53 million in consumer loans.

Total loan originations were $99.77 million for the three months ended March 31, 2025. Total residential 1-4 family originations were $43.19 million, which includes $35.56 million of loans held-for-sale originations. Total commercial real estate originations were $27.53 million. Total commercial originations were $20.26 million. Home equity loan originations totaled $6.02 million. Consumer loan originations totaled $2.77 million. Loans held-for-sale decreased by $7.15 million to $6.22 million at March 31, 2025 from $13.37 million at December 31, 2024.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for credit losses. Subsequent write-downs are recorded as a charge to operations. As of March 31, 2025 and December 31, 2024 there was $46,000 and $45,000, respectively, of real estate owned and other repossessed property.

The following table sets forth information regarding nonperforming assets:

	March 31,	December 31,
	2025	2024
	(Dollars in Thousands)
Nonaccrual loans
Real estate loans:
Residential 1-4 family	$429	$469
Residential 1-4 family construction	201	961
Commercial real estate	453	268
Commercial construction and development	1	2
Farmland	425	190
Other loans:
Home equity	386	335
Consumer	120	121
Commercial	197	204
Agricultural	489	677
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	623	623
Commercial real estate	953	-
Commercial construction and development	965	-
Other loans:
Commercial	97	-
Total nonperforming loans	5,339	3,850
Real estate owned and other repossessed property, net	46	45
Total nonperforming assets	$5,385	$3,895

Total nonperforming loans to total loans	0.35%	0.25%
Total nonperforming loans to total assets	0.26%	0.18%
Total nonaccrual loans to total loans	0.18%	0.21%
Total nonperforming assets to total assets	0.26%	0.19%

Nonaccrual loans as of March 31, 2025 and December 31, 2024 include $583,000 and $591,000, respectively of acquired loans that deteriorated subsequent to the acquisition date.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables include the composition of the commercial real estate loan category:

	March 31, 2025
(In Thousands)	Non-Owner Occupied	Owner Occupied	Total	Percent of Total CRE
Automotive related	$-	$23,468	$23,468	3.52%
Bars and restaurants	5,593	15,781	21,374	3.21
Car washes	990	-	990	0.15
Construction and related industries	18,541	13,927	32,468	4.87
Healthcare and social assistance	10,742	13,963	24,705	3.71
Hospitality industry related	-	12,851	12,851	1.93
Hotels and other traveler accommodations	79,993	-	79,993	12.01
Industrial/warehouse	53,869	-	53,869	8.09
Lessors of mini warehouses and self-storage units	16,675	-	16,675	2.50
Lessors of nonresidential buildings	66,938	-	66,938	10.05
Lessors of other real estate property	30,428	-	30,428	4.57
Multifamily	117,347	-	117,347	17.61
Office space	22,220	38,638	60,858	9.13
Other real estate rental and leasing	6,429	-	6,429	0.96
Real estate leasing activities	-	28,920	28,920	4.34
Wholesale and retail trade	12,279	12,577	24,856	3.73
Other	37,173	26,923	64,096	9.62
Total commercial real estate	$479,217	$187,048	$666,265	100.00

	December 31, 2024
(In Thousands)	Non-Owner Occupied	Owner Occupied	Total	Percent of Total CRE
Automotive related	$-	$23,738	$23,738	3.67%
Bars and restaurants	5,030	15,912	20,942	3.24
Car washes	884	-	884	0.14
Construction and related industries	19,717	13,968	33,685	5.21
Healthcare and social assistance	10,483	13,907	24,390	3.78
Hospitality industry related	-	13,764	13,764	2.13
Hotels and other traveler accommodations	66,702	-	66,702	10.33
Industrial/warehouse	51,168	-	51,168	7.92
Lessors of mini warehouses and self-storage units	16,682	-	16,682	2.58
Lessors of nonresidential buildings	67,782	-	67,782	10.49
Lessors of other real estate property	31,675	-	31,675	4.90
Multifamily	113,789	-	113,789	17.63
Office space	20,553	38,104	58,657	9.08
Other real estate rental and leasing	6,836	-	6,836	1.06
Real estate leasing activities	-	27,465	27,465	4.25
Wholesale and retail trade	11,969	12,705	24,674	3.82
Other	37,876	25,253	63,129	9.77
Total commercial real estate	$461,146	$184,816	$645,962	100.00

 Commercial real estate loans made up $666.27 million or 43.7% of the Bank's total loan portfolio at March 31, 2025, compared to $645.96 million or 42.5% at December 31, 2024. The Bank's commercial real estate loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses, and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by the Bank will not exceed 80.0% of the appraised value or the selling price of the property, whichever is less. The Bank's commercial real estate portfolio's average loan-to-value ratio range was 30% to 49% as of March 31, 2025.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	March 31,		December 31,
	2025		2024
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$411,272	24.33%	$419,211	24.94%
Interest-bearing checking	211,422	12.51	221,476	13.17
Savings	212,462	12.57	210,572	12.52
Money market	396,399	23.46	367,094	21.83
Total	1,231,555	72.87	1,218,353	72.46
Certificates of deposit accounts:
IRA certificates	20,994	1.24	21,419	1.27
Brokered certificates	6,151	0.36	-	0.00
Other certificates	431,266	25.53	441,456	26.27
Total certificates of deposit	458,411	27.13	462,875	27.54
Total deposits	$1,689,966	100.00%	$1,681,228	100.00%

Deposits increased by $8.74 million, or 0.5%, from December 31, 2024 to March 31, 2025. Money market deposits increased $29.31 million, brokered certificates of deposit increased $6.15 million, and savings increased $1.89 million. These increases were partially offset by decreases in other certificates of deposit of $10.19 million, interest-bearing checking of $10.06 million, noninterest checking of $7.94 million, and IRA certificates of $425,000.

The estimated amount of uninsured deposits was approximately $309.0 million or 18% of total deposits at March 31, 2025 compared to approximately $323.0 million or 19% of total deposits at December 31, 2024.

The following table summarizes borrowing activity:

	March 31,		December 31,
	2025		2024
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings	$124,952	67.86%	$140,930	70.44%
Other long-term debt:
Subordinated debentures fixed at 5.50% to floating, due 2030	14,823	8.05	14,815	7.40
Subordinated debentures fixed at 3.50% to floating, due 2032	39,208	21.29	39,179	19.58
Subordinated debentures variable, due 2035	5,155	2.80	5,155	2.58
Total other long-term debt	59,186	32.14	59,149	29.56
Total borrowings	$184,138	100.00%	$200,079	100.00%

Total borrowings decreased by $15.94 million, or 8.0%, to $184.14 million at March 31, 2025 from $200.08 million at December 31, 2024. The decrease is due to a decrease in FHLB advances and other borrowings.

Shareholders’ Equity

Total shareholders’ equity increased by $2.80 million, or 1.6%, to $177.57 million at March 31, 2025 from $174.77 million at December 31, 2024. The increase was primarily attributed to net income of $3.24 million and a decrease in unrealized losses of securities available for sale of $1.20 million. These were offset by dividends paid of $1.14 million and treasury stock repurchases of $755,000.

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

	For the Three Months Ended March 31,
	2025			2024
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investment securities	$293,273	$2,451	3.39%	$314,129	$2,724	3.48%
FHLB and FRB stock	11,816	260	8.92	13,323	247	7.44
Loans receivable(1)	1,526,774	23,320	6.19	1,499,293	21,942	5.87
Other earning assets	3,347	38	4.60	3,571	29	3.26
Total interest-earning assets	1,835,210	26,069	5.76	1,830,316	24,942	5.47
Noninterest-earning assets	243,932			236,263
Total assets	$2,079,142			$2,066,579

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$219,912	$97	0.18%	$220,026	$46	0.08%
Savings	203,079	31	0.06	220,131	35	0.06
Money market	376,988	2,191	2.36	338,715	2,025	2.40
Certificates of deposit	465,718	4,552	3.96	439,932	4,442	4.05
FHLB advances and other borrowings	138,830	1,626	4.75	181,188	2,497	5.53
Other long-term debt	59,174	670	4.59	59,024	683	4.64
Total interest-bearing liabilities	1,463,701	9,167	2.54	1,459,016	9,728	2.67
Noninterest checking	405,652			406,966
Other noninterest-bearing liabilities	40,701			37,960
Total liabilities	1,910,054			1,903,942

Total equity	169,088			162,637

Total liabilities and equity	$2,079,142			$2,066,579
Net interest income/interest rate spread(2)		$16,902	3.22%		$15,214	2.80%

Net interest margin(3)			3.74%			3.33%
Total interest-earning assets to interest-bearing liabilities			125.38%			125.45%

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

	For the Three Months Ended March 31,
	2025			2024
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities	$(181)	$(92)	$(273)	$(255)	$136	$(119)
FHLB and FRB stock	(28)	41	13	31	109	140
Loans receivable(1)	402	976	1,378	1,720	2,485	4,205
Other earning assets	(2)	11	9	7	1	8
Total interest-earning assets	191	936	1,127	1,503	2,731	4,234

Interest-bearing liabilities:
Checking	-	51	51	(24)	(116)	(140)
Savings	(3)	(1)	(4)	(5)	5	-
Money Market	229	(63)	166	(40)	1,119	1,079
Certificates of deposit	260	(150)	110	714	2,435	3,149
FHLB advances and other borrowings	(584)	(287)	(871)	1,002	353	1,355
Other long-term debt	2	(15)	(13)	2	3	5
Total interest-bearing liabilities	(96)	(465)	(561)	1,649	3,799	5,448

Change in net interest income	$287	$1,401	$1,688	$(146)	$(1,068)	$(1,214)

(1) Includes loans held-for-sale.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2025 and 2024

Net Income. Eagle’s net income for the three months ended March 31, 2025 was $3.24 million compared to $1.90 million for the three months ended March 31, 2024. The increase of $1.34 million was largely driven by an increase in net interest income after provision for credit losses of $1.51 million. For the current period, basic and diluted earnings per common share were both $0.41. Basic and diluted earnings per common share were both $0.24 for the three months ended March 31, 2024.

Net Interest Income. Net interest income increased to $16.90 million for the three months ended March 31, 2025, from $15.21 million for the three months ended March 31, 2024. The increase of $1.69 million, or 11.1%, was the result of an increase in interest and dividend income of $1.13 million and a decrease in interest expense of $561,000.

Interest and Dividend Income. Interest and dividend income was $26.07 million for the three months ended March 31, 2025, compared to $24.94 million for the three months ended March 31, 2024. The increase of $1.13 million, or 4.5%, was driven by interest and fees on loans, which increased to $23.32 million for the three months ended March 31, 2025, from $21.94 million for the three months ended March 31, 2024. The increase in interest and fees on loans was due to an increase in the average yield on loans, as well as an increase in the average balance of loans. The average interest rate earned on loans receivable increased by 32 basis points, from 5.87% for the three months ended March 31, 2024, to 6.19% for the current period. Interest accretion on purchased loans was $172,000 for the three months ended March 31, 2025, which resulted in a four basis point increase in net interest margin compared to $118,000 for the three months ended March 31, 2024, which resulted in a three basis point increase in net interest margin. Average balances for loans receivable, including loans held-for-sale, for the three months ended March 31, 2025 were $1.53 billion compared to $1.50 billion for the three months ended March 31, 2024. This represents an increase of $27.48 million, or 1.8% and was due to organic growth. Interest on investment securities available-for-sale decreased by $273,000 period over period, primarily due to the decrease in average balances for investments from $314.13 million for the three months ended March 31, 2024 to $293.27 million for the three months ended March 31, 2025. In addition, average interest rates earned on investments decreased from 3.48% for the three months ended March 31, 2024 to 3.39% for the three months ended March 31, 2025.

Interest Expense. Total interest expense was $9.17 million for the three months ended March 31, 2025, compared to $9.73 million for the three months ended March 31, 2024. The decrease of $561,000 was due to a net decrease of $884,000 in interest expense on total borrowings and partially offset by an increase of $323,000 in interest expense on deposits. The decrease in interest expense on total borrowings was driven by the average balance of FHLB advances and other borrowings decreasing from $181.19 million for the three months ended March 31, 2024, to $138.83 million for the three months ended March 31, 2025. The average rate paid on FHLB advances and other borrowings also decreased from 5.53% for the three months ended March 31, 2024, to 4.75% for the three months ended March 31, 2025. The average balance for total deposits was $1.67 billion for the three months ended March 31, 2025, compared to $1.63 billion for the three months ended March 31, 2024. The overall average rate on total deposits was also up slightly from 1.62% for the three months ended March 31, 2024, compared to 1.67% for the three months ended March 31, 2025.

Provision (Recapture) for Credit Losses. Provision for credit losses was $42,000 for the three months ended March 31, 2025, compared to a recapture in provision for credit losses of $135,000 for the three months ended March 31, 2024. The provision for credit losses for the three months ended March 31, 2025 included an increase in the provision for unfunded commitments of $170,000 and offset by a recapture in provision for credit losses on loans of $128,000.

Noninterest Income. Total noninterest income was $4.02 million for the three months ended March 31, 2025, compared to $3.95 million for the three months ended March 31, 2024. The increase of $64,000 or 1.8%, was primarily due to an increase in appreciation in cash surrender value of life insurance of $62,000 due to bank owned life insurance policies purchased in 2024. The increase was largely offset by a decrease in mortgage banking, net, of $52,000. Mortgage banking, net, includes net gain on sale of mortgage loans which decreased to $1.35 million for the three months ended March 31, 2025, compared to $1.41 million for the three months ended March 31, 2024. During the three months ended March 31, 2025, $42.80 million residential mortgage loans were sold compared to $43.56 million in the three months ended March 31, 2024. Mortgage volumes continued to be impacted by the interest rate environment. Gross margin levels decreased 10 basis points from 3.25% for the three months ended March 31, 2024, to 3.15% for the three months ended March 31, 2025.

Noninterest Expense. Noninterest expense was $17.01 million for the three months ended March 31, 2025, compared to $17.03 million for the three months ended March 31, 2024, a decrease of $27,000. Contract changes led to lower data processing expense which decreased 12.8% from $1.53 million for the three months ended March 31, 2024, compared to $1.33 million for the three months ended March 31, 2025. However, occupancy and equipment expense increased $203,000 due to maintenance expense and costs related to opening a new branch.

Provision for Income Taxes. Provision for income taxes was $631,000 for the three months ended March 31, 2025, compared to $370,000 for the three months ended March 31, 2024. The effective tax rate was 16.3% for the current and prior periods.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity

The Bank is required by regulation to maintain sufficient levels of liquidity for safety and soundness purposes. Appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0% and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of March 31, 2025 and December 31, 2024.

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

The Company's available borrowing capacity was approximately $437.40 million as of March 31, 2025 and $404.00 million as of December 31, 2024.

	March 31,		December 31,
	2025		2024
	Borrowings	Remaining Borrowing	Borrowings	Remaining Borrowing
	Outstanding	Capacity	Outstanding	Capacity
	(Dollars in Thousands)
Federal Home Loan Bank advances	$124,952	$310,857	$140,930	$276,664
Federal Reserve Bank discount window	-	26,509	-	27,349
Correspondent bank lines of credit	-	100,000	-	100,000
Total	$124,952	$437,366	$140,930	$404,013

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

Brokered deposits are another source of funding the Bank may utilize from time to time. As of March 31, 2025, the Bank had $6.15 million in brokered certificates and $5.53 million in brokered money market deposits. As of December 31, 2024, the Bank had no brokered certificates and $5.57 million in brokered money market deposits. Policy limits for brokered deposits are set at 10% of assets.

In addition to bank level liquidity management, Eagle must manage liquidity at the parent company level for various operating needs, including the servicing of debt, the payment of dividends on our common stock, share repurchases, payment of general corporate expense, and potential capital infusions into subsidiaries. The primary source of liquidity for Eagle consists of dividends from the Bank, which is governed by certain rules and regulations of the Montana Division of Banking and Financial Institutions and the Federal Reserve, and access to capital markets. Eagle has a $15.00 million line of credit with a correspondent bank. There was no outstanding balance for this line of credit at March 31, 2025 or December 31, 2024. Eagle's ability to receive dividends from the Bank in future periods will depend on several factors, including, without limitation, the Bank's future profits, asset quality, liquidity, and overall condition. In addition, both the Montana Division of Banking and Financial Institutions and Federal Reserve may require approval to pay dividends, based on certain regulatory statutes and limitations.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

As of March 31, 2025, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200-basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 0.8% compared to an increase of 1.7% at December 31, 2024. A 200-basis point decrease in interest rates scenario decreased EVE by 7.3% compared to a decrease of 7.9% at December 31, 2024. The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

The Bank's regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed "well capitalized" pursuant to State of Montana and FRB rules as of March 31, 2025. The Bank's actual capital amounts and ratios as of March 31, 2025 are presented in the table below and all of the ratios, with the exception of the Tier 1 capital adjusted total average assets ratio, include the capital conservation buffer of 2.50%.

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2025:
Total risk-based capital to risk weighted assets	$231,557	13.64%	$178,284	10.50%	$169,794	10.00%

Tier 1 capital to risk weighted assets	213,267	12.56	144,325	8.50	135,835	8.00

Common equity Tier 1 capital to risk weighted assets	213,267	12.56	118,856	7.00	110,366	6.50

Tier 1 capital to adjusted total average assets	213,267	10.29	82,900	4.00	103,625	5.00

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2024:
Total risk-based capital to risk weighted assets	$229,316	13.49%	$178,521	10.50%	$170,020	10.00%

Tier 1 capital to risk weighted assets	211,066	12.41	144,517	8.50	136,016	8.00

Common equity Tier 1 capital to risk weighted assets	211,066	12.41	119,014	7.00	110,513	6.50

Tier 1 capital to adjusted total average assets	211,066	10.07	83,861	4.00	104,826	5.00

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

The Bank has established acceptable levels of interest rate risk as follows for an instantaneous and permanent shock in rates: projected net interest income over the next twelve months (i.e. year-1) will not be reduced by more than 15.0% given an immediate increase or decrease in interest rates of up to 300 basis points, and the subsequent twelve months (i.e. year-2) will not be reduced by more than 20.0% given an immediate increase or decrease in interest rates of up to 300 basis points.

The following table includes the Bank’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity		Policy	Policy
Interest Rates	As of March 31, 2025		Limits	Limits
(Basis Points)	Year 1	Year 2	Year 1	Year 2

+300	-8.7%	3.4%	-15.0%	-20.0%
+200	-5.8%	4.2%	-15.0%	-15.0%
+100	-2.6%	5.6%	-10.0%	-10.0%
-100	1.4%	4.4%	-10.0%	-10.0%
-200	2.4%	1.9%	-15.0%	-15.0%
-300	4.2%	0.0%	-15.0%	-20.0%

Critical Accounting Policies and Estimates

The accounting and financial reporting policies of Eagle are in accordance with generally accepted accounting principles ("GAAP") and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Eagle has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for credit losses and business combinations. In determining which accounting policies are critical in nature, Eagle has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee on a periodic basis, including the development, selection, implementation, and disclosure of the critical accounting policies. The application of these policies has a significant impact on Eagle’s unaudited interim consolidated financial statements. Eagle’s financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 – Organization and Summary of Significant Accounting Policies" in Eagle’s 2024 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. There have been no significant changes to the accounting policies, estimates, and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Eagle’s 2024 Form 10-K, other than the following:

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

During the quarter ended September 30, 2024, Management performed a quantitative goodwill impairment test with assistance from a third-party valuation specialist. The interim determination was primarily driven by a revision in the Company’s earnings outlook in comparison to budget. A weighted average of both the market and income approaches was used in valuing the reporting unit’s fair value. The interim goodwill impairment assessment as of August 31, 2024 concluded that goodwill was not impaired. Our quantitative annual impairment test as of October 31, 2024 also did not result in impairment. However, changing economic conditions that may adversely affect the Company's performance, the fair value of its assets and liabilities, or its stock price could result in future impairment. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. Management will continue to monitor events that could influence this conclusion in the future.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item has been omitted based on Eagle’s status as a smaller reporting company.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of March 31, 2025, our disclosure controls and procedures were not effective as of such date due to ongoing remediation of a material weakness in internal control over financial reporting as of December 31, 2024 described below.

We identified a material weakness in internal control over financial reporting related to the design of controls over preparation of the statement of cash flows. Specifically, the Company’s controls were not designed at a sufficient level of precision to ensure the proper classification of borrowings as short-term or long-term so that the borrowings from and repayments to were appropriately presented either on a net basis or a gross basis within the financing section of the statement of cash flows. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiency created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.

Management, with oversight from the Audit Committee, has implemented and continues to implement measures designed to ensure that the control deficiency contributing to the material weakness is remediated so that controls are designed, implemented and operating effectively. The remediation action includes restructuring the design of control activities, including consideration of system impacts, surrounding the classification of borrowing activities in order to facilitate appropriate presentation in the financial statements. We believe this action will remediate the material weakness. The weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The remediation of this material weakness is still in process.

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

There have not been any material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 24, 2025, Eagle's Board of Directors (the "Board") authorized the repurchase of up to 400,000 shares of its common stock beginning May 1, 2025. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend on market conditions and other corporate considerations. The plan expires on May 1, 2026.

On April 18, 2024, Eagle's Board of Directors (the "Board") authorized the repurchase of up to 400,000 shares of its common stock beginning May 1, 2024 (the "2024 Repurchase Plan"). Under the 2024 Repurchase Plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend on market conditions and other corporate considerations. No shares were purchased during the second or third quarter of 2024 under the 2024 Repurchase Plan. During the fourth quarter of 2024, 25,000 shares were purchased under the 2024 Repurchase Plan at an average of $16.74.  The following table summarized the Company's purchase of its common stock for the three months ended March 31, 2025 under the 2024 Repurchase Plan.

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs

January 1, 2025 through January 31, 2025	50,000	$15.11	50,000	325,000

February 1, 2025 through February 28, 2025	-	-	-	325,000

March 1, 2025 through March 31, 2025	-	-	-	325,000

Total	50,000	$15.11	50,000

During April 2025, the Company purchased 25,000 shares at an average price of $16.34 per share under the 2024 Repurchase Plan. The 2024 Repurchase Plan expired on May 1, 2025.

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

During the three months ended March 31, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

EAGLE BANCORP MONTANA, INC.

Date: May 8, 2025	By:	/s/ Laura F. Clark
Laura F. Clark
President/CEO

Date: May 8, 2025	By:	/s/ Miranda J. Spaulding
Miranda J. Spaulding
SVP/CFO