Form 10-Q
period 2025-06-30
Eagle Bancorp Montana, Inc.
filed 2025-08-07
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025

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

●	volatility, disruption, or uncertainty in national and international financial markets, including as a result of geopolitical developments;
●	the effects of any U.S. federal government shutdown, closures or significant staff reductions in agencies regulating or otherwise impacting Eagle's business;
●	the impact of any new regulatory, policy, or enforcement developments resulting from the change in U.S. presidential administration, including the implementation of tariffs and other protectionist trade policies, including any reciprocal tariffs by foreign countries;
●	competition among depository and other traditional and non-traditional financial service providers;
●	risks related to the concentration of our business in Montana, including risks associated with changes in the prices, values and sales volume of residential and commercial real estate in Montana;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments or reduces loan demand;
●	our ability to attract deposits and other sources of funding or liquidity;
●	possible changes in governmental monetary and fiscal policies, or any leadership changes of those determining such policies;
●	volatility in Eagle's stock price due to investor sentiment and perception of the banking industry;
●	the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, inflationary pressures and labor shortages on economic conditions and our business;
●	an inability to access capital markets or maintain deposits or borrowing costs;
●	our ability to assess and monitor the effect of evolving uses of artificial intelligence on our business and operations;
●	our ability to navigate differing environmental, social, governmental, and sustainability concerns among governmental administrations, our stakeholders, and other activists that may arise from our business activities;
●	changes or volatility in the securities markets that lead to impairment in the value of our investment securities and goodwill;
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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS:
Cash and due from banks	$25,701	$29,824
Interest-bearing deposits in banks	1,183	1,735
Federal funds sold	44	-
Total cash and cash equivalents	26,928	31,559

Securities available-for-sale, at fair value (amortized cost of $309,257 at June 30, 2025 and $319,939 at December 31, 2024)	285,023	292,590
Federal Home Loan Bank ("FHLB") stock	7,000	7,778
Federal Reserve Bank ("FRB") stock	4,131	4,131
Mortgage loans held-for-sale, at fair value	13,651	13,368
Loans receivable, net of allowance for credit losses of $17,730 at June 30, 2025 and $16,850 at December 31, 2024	1,551,932	1,503,796
Accrued interest and dividends receivable	14,674	12,890
Mortgage servicing rights, net	15,120	15,376
Assets held-for-sale, at cost	703	960
Premises and equipment, net	100,909	101,540
Cash surrender value of life insurance, net	53,958	53,232
Goodwill	34,740	34,740
Core deposit intangible, net	3,885	4,499
Other assets	24,979	26,631

Total assets	$2,137,633	$2,103,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	June 30,	December 31,
	2025	2024
LIABILITIES:
Deposit accounts:
Noninterest-bearing	$417,324	$419,211
Interest-bearing	1,320,601	1,262,017
Total deposits	1,737,925	1,681,228

Accrued expenses and other liabilities	40,439	47,018
FHLB advances and other borrowings	119,407	140,930
Other long-term debt:
Principal amount	60,155	60,155
Unamortized debt issuance costs	(931)	(1,006)
Total other long-term debt, net	59,224	59,149

Total liabilities	1,956,995	1,928,325

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 20,000,000 shares authorized; 8,507,429 shares issued at June 30, 2025 and December 31, 2024; 7,952,177 shares outstanding at June 30, 2025 and 8,027,177 shares outstanding December 31, 2024)	85	85
Additional paid-in capital	108,590	108,334
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(3,724)	(4,010)
Treasury stock, at cost (552,252 shares at June 30, 2025 and 480,252 shares at December 31, 2024)	(11,925)	(10,762)
Retained earnings	105,470	101,264
Accumulated other comprehensive loss, net of tax	(17,858)	(20,146)
Total shareholders' equity	180,638	174,765

Total liabilities and shareholders' equity	$2,137,633	$2,103,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$24,442	$22,782	$47,762	$44,724
Securities available-for-sale	2,397	2,631	4,848	5,355
FHLB and FRB dividends	236	264	496	511
Other interest income	75	145	113	174
Total interest and dividend income	27,150	25,822	53,219	50,764

INTEREST EXPENSE:
Deposits	6,877	6,884	13,748	13,432
FHLB advances and other borrowings	1,459	2,625	3,085	5,122
Other long-term debt	669	681	1,339	1,364
Total interest expense	9,005	10,190	18,172	19,918

NET INTEREST INCOME	18,145	15,632	35,047	30,846

Provision for credit losses	1,038	412	1,080	277

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	17,107	15,220	33,967	30,569

NONINTEREST INCOME:
Service charges on deposit accounts	393	428	782	828
Mortgage banking, net	2,926	2,417	5,051	4,594
Interchange and ATM fees	670	640	1,263	1,203
Appreciation in cash surrender value of life insurance	393	320	743	608
Other noninterest income	425	464	984	988
Total noninterest income	$4,807	$4,269	$8,823	$8,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
NONINTEREST EXPENSE:
Salaries and employee benefits	$10,645	$10,273	$20,309	$19,991
Occupancy and equipment expense	2,230	2,104	4,532	4,203
Data processing	1,305	1,382	2,635	2,907
Software subscriptions	715	511	1,373	1,039
Advertising	280	316	512	569
Amortization	298	348	618	717
Loan costs	354	412	726	810
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	257	284	488	583
Professional and examination fees	391	423	911	907
Other noninterest expense	1,451	1,254	2,828	2,614
Total noninterest expense	17,926	17,307	34,932	34,340

INCOME BEFORE PROVISION FOR INCOME TAXES	3,988	2,182	7,858	4,450

Provision for income taxes	751	444	1,382	814

NET INCOME	$3,237	$1,738	$6,476	$3,636

BASIC EARNINGS PER COMMON SHARE	$0.42	$0.22	$0.83	$0.46

DILUTED EARNINGS PER COMMON SHARE	$0.41	$0.22	$0.83	$0.46

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

NET INCOME	$3,237	$1,738	$6,476	$3,636

OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS) BEFORE TAX:
Change in fair value of investment securities available-for-sale	1,475	524	3,115	(1,265)
Total other comprehensive income (loss)	1,475	524	3,115	(1,265)

Income tax (provision) benefit related to securities available-for-sale	(388)	(138)	(827)	333

COMPREHENSIVE INCOME	$4,324	$2,124	$8,764	$2,704

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the three and six months ended June 30, 2025 and 2024

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	(LOSS) INCOME	TOTAL

Balance at April 1, 2025	$-	$85	$108,451	$(3,867)	$(11,517)	$103,366	$(18,945)	$177,573
Net income		-	-	-	-	3,237	-	3,237
Other comprehensive income	-	-	-	-	-	-	1,087	1,087
Dividends paid ($0.1425 per share)	-	-	-	-	-	(1,133)	-	(1,133)
Stock compensation expense	-	-	182	-	-	-	-	182
ESOP shares allocated (5,997 shares)	-	-	(43)	143	-	-	-	100
Treasury stock purchased (25,000 shares at $16.34 average cost per share)	-	-	-	-	(408)	-	-	(408)
Balance at June 30, 2025	$-	$85	$108,590	$(3,724)	$(11,925)	$105,470	$(17,858)	$180,638

Balance at April 1, 2024	$-	$85	$108,893	$(4,440)	$(11,124)	$96,797	$(21,263)	$168,948
Net income	-	-	-	-	-	1,738	-	1,738
Other comprehensive income	-	-	-	-	-	-	386	386
Dividends paid ($0.1400 per share)	-	-	-	-	-	(1,122)	-	(1,122)
Stock compensation expense	-	-	135	-	-	-	-	135
ESOP shares allocated (5,997 shares)	-	-	(66)	143	-	-	-	77
Balance at June 30, 2024	$-	$85	$108,962	$(4,297)	$(11,124)	$97,413	$(20,877)	$170,162

Balance at January 1, 2025	$-	$85	$108,334	$(4,010)	$(10,762)	$101,264	$(20,146)	$174,765
Net income	-	-	-	-	-	6,476	-	6,476
Other comprehensive income	-	-	-	-	-	-	2,288	2,288
Dividends paid ($0.2850 per share)	-	-	-	-	-	(2,270)	-	(2,270)
Stock compensation expense	-	-	345	-	-	-	-	345
ESOP shares allocated (11,994 shares)	-	-	(89)	286	-	-	-	197
Treasury stock purchased (75,000 shares at $15.52 average cost per share)	-	-	-	-	(1,163)	-		(1,163)
Balance at June 30, 2025	$-	$85	$108,590	$(3,724)	$(11,925)	$105,470	$(17,858)	$180,638

Balance at January 1, 2024	$-	$85	$108,819	$(4,583)	$(11,124)	$96,021	$(19,945)	$169,273
Net income	-	-	-	-	-	3,636	-	3,636
Other comprehensive loss	-	-	-	-	-	-	(932)	(932)
Dividends paid ($0.2800 per share)	-	-	-	-	-	(2,244)	-	(2,244)
Stock compensation expense	-	-	270	-	-	-	-	270
ESOP shares allocated (11,994 shares)	-	-	(127)	286	-	-	-	159
Balance at June 30, 2024	$-	$85	$108,962	$(4,297)	$(11,124)	$97,413	$(20,877)	$170,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,476	$3,636
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,080	277
Depreciation	2,633	2,596
Net amortization of investment securities premiums and discounts	351	532
Amortization of mortgage servicing rights	882	838
Amortization of right-of-use assets	239	262
Amortization of core deposit intangibles	618	717
Compensation expense related to restricted stock awards	345	270
ESOP compensation expense for allocated shares	197	159
Net gain on sale of loans	(3,432)	(3,014)
Originations of loans held-for-sale	(98,554)	(96,314)
Proceeds from sales of loans held-for-sale	101,077	99,644
Net appreciation in cash surrender value of life insurance	(708)	(608)
Net change in:
Accrued interest and dividends receivable	(1,784)	(710)
Other assets	928	150
Accrued expenses and other liabilities	(6,717)	1,951
Net cash provided by operating activities	3,631	10,386

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Maturities, principal payments and calls	13,340	9,337
Purchases	(3,023)	-
FHLB stock redeemed	778	(945)
Loan origination and principal collection, net	(49,157)	(32,945)
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	40	-
Proceeds from sale of premises and equipment	-	62
Purchases of premises and equipment, net	(1,981)	(7,417)
Net cash used in investing activities	$(40,003)	$(31,908)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$56,697	$(16,330)
Net short-term advances from FHLB and other borrowings	20,977	19,313
Advances on long-term FHLB and other borrowings	20,000	20,000
Payments on long-term FHLB and other borrowings	(62,500)	-
Purchase of treasury stock	(1,163)	-
Dividends paid	(2,270)	(2,244)
Net cash provided by financing activities	31,741	20,739

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,631)	(783)

CASH AND CASH EQUIVALENTS, beginning of period	31,559	24,545

CASH AND CASH EQUIVALENTS, end of period	$26,928	$23,762

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$19,858	$18,817
Cash paid during the period for income taxes, net of refund	477	194

NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in fair value of securities available-for-sale	$3,115	$(1,265)
Mortgage servicing rights recognized	626	599
Loans transferred to real estate and other assets acquired in foreclosure	91	4
Right-of-use assets obtained (used) in exchange for lease liabilities	3	(151)
Decrease in commitments to invest in Low-Income-Housing Tax Credit projects	(31)	(2,390)

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

In March 2021, the Bank established a subsidiary, Opportunity Housing Fund, LLC ("OHF"), to invest in Low-Income Housing Tax Credit ("LIHTC") projects. The LIHTC program is designed to encourage capital investment in construction and rehabilitation of low-income housing. Tax credits are allowable over a 10-year period. Amortizing investments in LIHTC projects are included in other assets on the consolidated statements of financial condition and totaled $6,345,000 and $6,759,000 as of June 30, 2025 and December 31, 2024, respectively. Outstanding funding obligations for LIHTC projects are included in accrued expenses and other liabilities on the condensed consolidated financial statements of condition and totaled $184,000 as of June 30, 2025 and $215,000 as of  December 31, 2024.

On January 1, 2020, the Company acquired Western Holding Company of Wolf Point, ("WHC"), a Montana corporation, and WHC's wholly-owned subsidiary, Western Bank of Wolf Point ("WB"), a Montana chartered commercial bank. The acquisition included one branch in Wolf Point, Montana. In addition, Western Financial Services, Inc. ("WFS") was acquired through the WHC merger. In December 2023, WFS changed its name to Opportunity Financial Services, Inc. ("OFS"). OFS facilitates deferred payment contracts for customers that produce agricultural products. The revenue from these contracts is accounted for in accordance with ASC Topic 606. The Company is considered an agent in these contracts, as: (i) the Company facilitates payment from customer to supplier, (ii) the Company does not take inventory of commodities as they are delivered by supplier to the customer, (iii) pricing of commodities is determined by the market, (iv) consideration on deferred payment contracts is insignificant to the Company and (v) the Company’s exposure to credit risk is minimal. Revenue is recognized net of expenses and reported in other noninterest income in the financial statements. Commodity sales income and the corresponding commodity sales expense were $2,798,000 for the three months ended June 30, 2025 and $1,118,000 for the three months ended June 30, 2024, respectively, for a net impact of $0. Commodity sales income and the corresponding commodity sales expense were $5,112,000 for the six months ended June 30, 2025 and $3,918,000 for the six months ended June 30, 2024, respectively, for a net impact of $0. Outstanding deferred contracts payable are included in accrued expenses and other liabilities on the condensed consolidated financial statements of condition and totaled $13,133,000 as of June 30, 2025 and $17,792,000 as of December 31, 2024.

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

The results of operations for the six-month period ended  June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other period. In preparing condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses ("ACL"), mortgage servicing rights, the fair value of financial instruments, the valuation of goodwill and deferred tax assets and liabilities.

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

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2025 for recognition and/or disclosure.

On July 4, 2025, the President of the United States signed and enacted the “One Big Beautiful Bill Act” into law. Except for certain provisions, the Tax Act is effective for tax years beginning on or after January 1, 2025. The tax and spending legislation permanently extends key business tax breaks originally enacted under the 2017 Tax Cuts and Jobs Act. The Company is currently evaluating the impact the bill will have on income tax expense.

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires that public companies disclose details about specific expenses such as employee compensation, depreciation, amortization, depletion, and inventory purchases. This ASU is effective for annual reporting periods beginning after December 15, 2026 with early adoption permitted. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which clarifies the effective date. This ASU is effective for annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect the ASU will have on its consolidated financial statements and related disclosures.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	June 30, 2025					December 31, 2024
		Gross					Gross
	Amortized	Unrealized			Fair	Amortized	Unrealized			Fair
	Cost	Gains	(Losses)	ACL	Value	Cost	Gains	(Losses)	ACL	Value
	(In Thousands)
Available-for-Sale:
U.S. government and agency obligations	$4,587	$77	$(115)	$-	$4,549	$5,298	$85	$(188)	$-	$5,195
U.S. treasury obligations	48,632	-	(4,210)	-	44,422	52,592	-	(5,679)	-	46,913
Municipal obligations	128,187	1	(13,366)	-	114,822	131,109	1	(13,233)	-	117,877
Corporate obligations	3,250	-	(102)	-	3,148	4,249	-	(87)	-	4,162
Mortgage-backed securities	28,785	120	(1,199)	-	27,706	29,867	21	(1,653)	-	28,235
Collateralized mortgage obligations	88,693	53	(5,544)	-	83,202	89,313	11	(6,701)	-	82,623
Asset-backed securities	7,123	51	-	-	7,174	7,511	83	(9)	-	7,585
Total	$309,257	$302	$(24,536)	$-	$285,023	$319,939	$201	$(27,550)	$-	$292,590

There was no sales activity for available-for-sale securities during the three or six months ended June 30, 2025 or 2024.

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2025
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$2,475	$2,457
Due from one to five years	38,189	35,842
Due from five to ten years	83,389	73,993
Due after ten years	67,726	61,823
	191,779	174,115
Mortgage-backed securities	28,785	27,706
Collateralized mortgage obligations	88,693	83,202
Total	$309,257	$285,023

As of  June 30, 2025 and December 31, 2024, securities with a fair value of $19,765,000 and $22,892,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	June 30, 2025
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency obligations	$-	$-	$1,815	$(115)
U.S. treasury obligations	-	-	44,422	(4,210)
Municipal obligations	12,079	(725)	102,187	(12,641)
Corporate obligations	-	-	3,148	(102)
Mortgage-backed securities and collateralized mortgage obligations	10,229	(106)	78,931	(6,637)
Asset-backed securities	-	-	200	-
Total	$22,308	$(831)	$230,703	$(23,705)

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

As of  June 30, 2025 and December 31, 2024, there were, respectively, 269 and 284 securities in unrealized loss positions. Based on analysis of available-for-sale debt securities with unrealized losses as of June 30, 2025, the Company determined the decline in value was unrelated to credit losses and was primarily caused by changes in interest rates and market spreads subsequent to the initial purchase of the securities. Management does not intend to sell and the Company is not likely to be required to sell these securities prior to maturity. As a result, no ACL was recorded on available-for-sale securities at June 30, 2025 and  December 31, 2024. As part of this determination, consideration was given to the extent to which fair value was less than amortized cost, adverse security ratings by a rating agency and other factors.

NOTE 3. LOANS RECEIVABLE

Loans receivable consisted of the following:

	June 30,	December 31,
	2025	2024
	(In Thousands)
Real estate loans:
Residential 1-4 family	$194,289	$199,422
Commercial real estate	938,451	916,783

Other loans:
Home equity	102,778	97,543
Consumer	26,658	28,513
Commercial	307,486	278,385

Total	1,569,662	1,520,646

Allowance for credit losses	(17,730)	(16,850)
Total loans, net	$1,551,932	$1,503,796

Included in the above are loans guaranteed by U.S. government agencies totaling $14,268,000 and $16,309,000 at June 30, 2025 and  December 31, 2024, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

The following table provides allowance for credit losses activity for the three months ended June 30, 2025.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, April 1, 2025	$1,904	$10,830	$551	$239	$3,196	$16,720
Charge-offs	-	-	(27)	(24)	-	(51)
Recoveries	-	3	-	-	-	3
Provision	101	589	15	7	346	1,058
Total ending allowance balance, June 30, 2025	$2,005	$11,422	$539	$222	$3,542	$17,730

The following table provides allowance for credit losses activity for the six months ended June 30, 2025.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, January 1, 2025	$1,911	$10,907	$553	$245	$3,234	$16,850
Charge-offs	-	-	(27)	(30)	-	(57)
Recoveries	-	5	-	1	1	7
Provision	94	510	13	6	307	930
Total ending allowance balance, June 30, 2025	$2,005	$11,422	$539	$222	$3,542	$17,730

The following table provides allowance for credit losses activity for the three months ended June 30, 2024.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, April 1, 2024	$1,858	$10,633	$538	$304	$3,077	$16,410
Charge-offs	-	-	-	(12)	-	(12)
Recoveries	-	7	-	1	2	10
Provision	40	292	16	2	72	422
Total ending allowance balance, June 30, 2024	$1,898	$10,932	$554	$295	$3,151	$16,830

The following table provides allowance for credit losses activity for the six months ended June 30, 2024.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, January 1, 2024	$1,866	$10,691	$540	$304	$3,039	$16,440
Charge-offs	-	-	-	(13)	-	(13)
Recoveries	-	10	-	2	64	76
Provision	32	231	14	2	48	327
Total ending allowance balance, June 30, 2024	$1,898	$10,932	$554	$295	$3,151	$16,830

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

Internal classification of the loan portfolio by amortized cost and based on year originated was as follows:

	June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Loans
	(In Thousands)
RESIDENTIAL 1-4 FAMILY
Pass	$5,533	$19,078	$23,871	$30,650	$19,450	$45,135	$1,949	$145,666
Special Mention	-	-	-	625	-	-	-	625
Substandard	-	-	-	98	-	754	-	852
Total Residential 1-4 family	5,533	19,078	23,871	31,373	19,450	45,889	1,949	147,143
Current-period gross charge-offs	-	-	-	-	-	-	-	-
RESIDENTIAL 1-4 FAMILY CONSTRUCTION
Pass	14,272	15,114	2,357	12,239	-	-	1,836	45,818
Substandard	-	-	1,328	-	-	-		1,328
Total Residential 1-4 family construction	14,272	15,114	3,685	12,239	-	-	1,836	47,146
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL REAL ESTATE
Pass	20,023	57,674	67,294	188,080	123,911	164,408	39,941	661,331
Special Mention	-	-	259	435	-	-	2,921	3,615
Substandard	-	6,304	548	-	457	3,030	-	10,339
Total Commercial real estate	20,023	63,978	68,101	188,515	124,368	167,438	42,862	675,285
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL CONSTRUCTION AND DEVELOPMENT
Pass	14,242	27,729	9,123	20,844	8,539	12,666	6,884	100,027
Substandard	-	-	-	-	-	957	-	957
Total Commercial construction and development	14,242	27,729	9,123	20,844	8,539	13,623	6,884	100,984
Current-period gross charge-offs	-	-	-	-	-	-	-	-
FARMLAND
Pass	22,616	20,273	17,410	29,976	18,268	48,801	2,889	160,233
Special Mention	-	-	387	250	-	730	-	1,367
Substandard	-	188	-	-	-	348	46	582
Total Farmland	22,616	20,461	17,797	30,226	18,268	49,879	2,935	162,182
Current-period gross charge-offs	-	-	-	-	-	-	-	-
HOME EQUITY
Pass	1,244	1,241	1,099	2,983	333	2,418	93,026	102,344
Special Mention	-	-	-	-	-	22	129	151
Substandard	-	-	-	-	42	82	159	283
Total Home Equity	1,244	1,241	1,099	2,983	375	2,522	93,314	102,778
Current-period gross charge-offs	-	-	-	-	-	27	-	27
CONSUMER
Pass	5,680	7,496	5,436	3,335	1,132	1,062	2,298	26,439
Special Mention	-	1	24	-	-	-	19	44
Substandard	-	-	122	22	-	31	-	175
Total Consumer	5,680	7,497	5,582	3,357	1,132	1,093	2,317	26,658
Current-period gross charge-offs	-	10	-	7	-	-	13	30
COMMERCIAL
Pass	11,707	30,211	22,391	16,227	13,327	21,044	35,291	150,198
Special Mention	-	-	339	184	-	-	200	723
Substandard	-	1,152	41	5	15	197	4	1,414
Total Commercial	11,707	31,363	22,771	16,416	13,342	21,241	35,495	152,335
Current-period gross charge-offs	-	-	-	-	-	-	-	-
AGRICULTURAL
Pass	30,881	27,442	10,263	6,420	3,268	2,992	66,164	147,430
Special Mention	181	3,493	2,977	-	-	661	-	7,312
Substandard	-	-	-	-	-	409	-	409
Total Agricultural	31,062	30,935	13,240	6,420	3,268	4,062	66,164	155,151
Current-period gross charge-offs	-	-	-	-	-	-	-	-
TOTAL LOANS
Pass	126,198	206,258	159,244	310,754	188,228	298,526	250,278	1,539,486
Special Mention	181	3,494	3,986	1,494	-	1,413	3,269	13,837
Substandard	-	7,644	2,039	125	514	5,808	209	16,339
Total	$126,379	$217,396	$165,269	$312,373	$188,742	$305,747	$253,756	$1,569,662

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

The following tables include information regarding delinquencies within the loan portfolio.

	June 30, 2025
	Loans Past Due and Still Accruing

		90 Days		Nonaccrual	Nonaccrual
	30-89 Days	and		Loans with	Loans with	Current	Total
	Past Due	Greater	Total	no ACL	ACL	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$969	$-	$969	$559	$-	$145,615	$147,143
Residential 1-4 family construction	-	1,328	1,328	-	-	45,818	47,146
Commercial real estate	6,937	475	7,412	453	-	667,420	675,285
Commercial construction and development	439	762	1,201	1	-	99,782	100,984
Farmland	12	-	12	425	-	161,745	162,182
Other loans:
Home equity	509	-	509	222	-	102,047	102,778
Consumer	182	-	182	96	61	26,319	26,658
Commercial	421	61	482	193	4	151,656	152,335
Agricultural	13	34	47	409	-	154,695	155,151
Total	$9,482	$2,660	$12,142	$2,358	$65	$1,555,097	$1,569,662

	December 31, 2024
	Loans Past Due and Still Accruing

		90 Days		Nonaccrual	Nonaccrual
	30-89 Days	and		Loans with	Loans with	Current	Total
	Past Due	Greater	Total	no ACL	ACL	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$1,326	$623	$1,949	$469	$-	$151,303	$153,721
Residential 1-4 family construction	-	-	-	961	-	44,740	45,701
Commercial real estate	5,739	-	5,739	268	-	639,955	645,962
Commercial construction and development	951	-	951	2	-	123,258	124,211
Farmland	54	-	54	190	-	146,366	146,610
Other loans:
Home equity	382	-	382	335	-	96,826	97,543
Consumer	195	-	195	98	23	28,197	28,513
Commercial	1,064	-	1,064	200	4	142,771	144,039
Agricultural	566	-	566	677	-	133,103	134,346
Total	$10,277	$623	$10,900	$3,200	$27	$1,506,519	$1,520,646

Interest income recognized on nonaccrual loans for the three and six months ended June 30, 2025 and 2024 is considered insignificant. Interest payments received on a cash basis related to nonaccrual loans were $340,000 at June 30, 2025 and $522,000 at  December 31, 2024.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans.

	June 30, 2025
	Real Estate	Business Assets	Other
	(In Thousands)
Real estate loans:
Residential 1-4 family	$658	$-	$-
Residential 1-4 family construction	1,328	-	-
Commercial real estate	1,046	6,606	-
Commercial construction and development	957	-	-
Farmland	368	-	-
Other loans:
Home equity	198	-	-
Consumer	-	-	137
Commercial	-	276	4
Agricultural	34	157	-
Total	$4,589	$7,039	$141

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

The following tables include the amortized cost basis at the end of the period of the loans modified to borrowers experiencing financial difficulty.

	As of or For the
	Three Months Ended
	June 30, 2025
	Term Extension and Payment Deferral		Term Extension and Interest Rate Reduction
	Amortized Cost Basis	Percent of Loan Category	Amortized Cost Basis	Percent of Loan Category	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$625	0.4%	$-	0.0%	$625
Farmland	108	0.1%	-	0.0%	108
Other loans:
Home equity	70	0.1%	-	0.0%	70
Agricultural	150	0.1%	6	0.0%	156
Total	$953		$6		$959

	As of or For the
	Six Months Ended
	June 30, 2025
	Term Extension and Payment Deferral		Term Extension and Interest Rate Reduction
	Amortized Cost Basis	Percent of Loan Category	Amortized Cost Basis	Percent of Loan Category	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$625	0.4%	$-	0.0%	$625
Commercial real estate	-	0.0%	209	0.0%	209
Farmland	108	0.1%	-	0.0%	108
Other loans:
Home equity	114	0.1%	-	0.0%	114
Agricultural	403	0.3%	6	0.0%	409
Total	$1,250		$215		$1,465

During the three and six months ended June 30, 2024, the Company modified one loan.

As of June 30, 2024, the Company modified one farmland loan by extending the payment for seven months. The loan had amortized cost of $155,000 or 0.1% of farmland loans at June 30, 2024. The loan paid off during the fourth quarter of 2024.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. MORTGAGE SERVICING RIGHTS

The Company is servicing mortgage loans for the benefit of others which are not included in the condensed consolidated statements of financial condition and have unpaid principal balances of $1,986,957,000 and $2,016,242,000 at  June 30, 2025 and December 31, 2024, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $1,255,000 and $1,275,000 for the three months ended June 30, 2025 and 2024, respectively. Mortgage loan servicing fees were $2,511,000 and $2,579,000 for the six months ended June 30,2025 and 2024, respectively. These fees, net of amortization, are included in mortgage banking, net, which is a component of noninterest income on the condensed consolidated statements of income.

Custodial balances maintained in connection with the foregoing loan servicing are included in noninterest checking deposits and were $14,069,000 and $10,077,000 at  June 30, 2025 and December 31, 2024, respectively.

The following is a summary of activity in mortgage servicing rights:

	As of or For the
	Three Months Ended
	June 30,
	2025	2024
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$15,282	$15,738
Mortgage servicing rights capitalized	355	347
Amortization of mortgage servicing rights	(517)	(471)
Ending balance	$15,120	$15,614

	As of or For the
	Six Months Ended
	June 30,
	2025	2024
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$15,376	$15,853
Mortgage servicing rights capitalized	626	599
Amortization of mortgage servicing rights	(882)	(838)
Ending balance	$15,120	$15,614

The fair values of these mortgage servicing rights were $20,318,000 and $20,370,000 at  June 30, 2025 and December 31, 2024, respectively. The fair value of mortgage servicing rights was determined at loan level, depending on the interest rate and term of the specific loan, using the following valuation assumptions:

	June 30,	December 31,
	2025	2024
Key assumptions:
Discount rate	12%	12%
Prepayment speed range	0 - 509%	0 - 209%
Weighted average prepayment speed	116%	110%

NOTE 5. DEPOSITS

Deposits are summarized as follows:

	June 30,	December 31,
	2025	2024
	(In Thousands)
Noninterest checking	$417,324	$419,211
Interest-bearing checking	205,021	221,476
Savings	205,596	210,572
Money market	450,685	367,094
Time certificates of deposit	459,299	462,875
Total	$1,737,925	$1,681,228

Time certificates of deposit include $1,425,000 and $0 of fixed rate brokered certificates at June 30, 2025 and December 31, 2024, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

	June 30, 2025		December 31, 2024
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)
Subordinated debentures fixed at 5.50% to floating, due 2030	$15,000	$(168)	$15,000	$(185)
Subordinated debentures fixed at 3.50% to floating, due 2032	40,000	(763)	40,000	(821)
Subordinated debentures variable at 3-Month SOFR plus 1.68%, due 2035	5,155	-	5,155	-
Total other long-term debt	$60,155	$(931)	$60,155	$(1,006)

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

In June 2020, the Company completed the issuance of $15,000,000 in aggregate principal amount of subordinated notes due in 2030 in a private placement transaction to certain qualified institutional accredited investors. The notes bear interest at an annual fixed rate of 5.50% payable semi-annually. Starting July 1, 2025, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be three-month term SOFR plus a spread of 509.0 basis points, payable quarterly. The floating rate was 9.39% as of July 1, 2025. The notes are subject to redemption at the option of the Company on or after July 1, 2025. The subordinated debentures qualify as Tier 2 capital for regulatory capital purposes.

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at three-month LIBOR plus 1.42%, making the rate 6.20% as of December 31, 2023. In December of 2022, Governors of the Federal Reserve System adopted final rule 12 C.F.R. Part 253, Regulation Implementing the Adjustable Interest Rate (LIBOR) Act. Rule 253 identified SOFR-benchmark rates to replace LIBOR in certain financial contracts after June 30, 2023. As a result, the variable rate for interest payable converted to three-month CME Term SOFR plus 1.68% during the quarter ended March 31, 2024. The rate was 5.97% as of June 30, 2025. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date. The subordinated debentures qualify as Tier 1 capital for regulatory purposes.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

Unrealized
(Losses) Gains
on Securities
Available-for-Sale
(In Thousands)
Balance, April 1, 2025	$(18,945)
Other comprehensive income, before reclassifications and income taxes	1,475
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax provision	(388)
Total other comprehensive income	1,087
Balance, June 30, 2025	$(17,858)

Balance, April 1, 2024	$(21,263)
Other comprehensive income, before reclassifications and income taxes	524
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax provision	(138)
Total other comprehensive income	386
Balance, June 30, 2024	$(20,877)

Balance, January 1, 2025	$(20,146)
Other comprehensive income, before reclassifications and income taxes	3,115
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax provision	(827)
Total other comprehensive income	2,288
Balance, June 30, 2025	$(17,858)

Balance, January 1, 2024	$(19,945)
Other comprehensive loss, before reclassifications and income taxes	(1,265)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax benefit	333
Total other comprehensive loss	(932)
Balance, June 30, 2024	$(20,877)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. EARNINGS PER COMMON SHARE

The computations of basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Dollars in Thousands, Except Per Share Data)
Basic weighted average shares outstanding	7,791,320	7,830,925	7,801,726	7,827,926
Dilutive effect of stock compensation	21,336	14,347	17,387	12,362
Diluted weighted average shares outstanding	7,812,656	7,845,272	7,819,113	7,840,288

Net income available to common shareholders	$3,237	$1,738	$6,476	$3,636

Basic earnings per common share	$0.42	$0.22	$0.83	$0.46

Diluted earnings per common share	$0.41	$0.22	$0.83	$0.46

Restricted stock units excluded from the diluted average outstanding share calculation because their effect would be anti-dilutive	-	21,698	-	15,544

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

Derivatives are summarized as follows:

	June 30, 2025			December 31, 2024
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$18,335	$17	$-	$10,155	$-	$103
Forward TBA mortgage-backed securities	12,000	-	140	10,000	142	-

Changes in the fair value of the derivatives are recorded in mortgage banking, net, within noninterest income on the condensed consolidated statements of income. Net losses of $70,000 were recorded for the three months ended June 30, 2025, compared to net losses of $45,000 for the three months ended June 30, 2024. Net losses of $162,000 were recorded for the six months ended June 30, 2025, compared to net losses of $67,000 for the six months ended June 30, 2024.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

Available-for-Sale Securities – Securities classified as available-for-sale are reported at fair value utilizing Level 1 (nationally recognized securities exchanges) and Level 2 inputs. For Level 2 inputs securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include but is not limited to dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions.

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

	June 30, 2025
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities:
U.S. government and agency obligations	$-	$4,549	$-	$4,549
U.S. treasury obligations	44,422	-	-	44,422
Municipal obligations	-	114,822	-	114,822
Corporate obligations	-	3,148	-	3,148
Mortgage-backed securities	-	27,706	-	27,706
Collateralized mortgage obligations	-	83,202	-	83,202
Asset-backed securities	-	7,174	-	7,174
Loans held-for-sale	-	13,651	-	13,651
Interest rate lock commitments	-	-	17	17
Financial liabilities:
Forward TBA mortgage-backed securities	-	140	-	140

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities:
U.S. government and agency obligations	$-	$5,195	$-	$5,195
U.S. treasury obligations	46,913	-	-	46,913
Municipal obligations	-	117,877	-	117,877
Corporate obligations	-	4,162	-	4,162
Mortgage-backed securities	-	28,235	-	28,235
Collateralized mortgage obligations	-	82,623	-	82,623
Asset-backed securities	-	7,585	-	7,585
Loans held-for-sale	-	13,368	-	13,368
Forward TBA mortgage-backed securities	-	142	-	142
Financial liabilities:
Interest rate lock commitments	-	-	103	103

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

The following table summarizes financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

	June 30, 2025
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Collateral-dependent loans individually evaluated, net of ACL	$-	$-	$43	$43

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Collateral-dependent loans individually evaluated, net of ACL	$-	$-	$96	$96

The following table represents the Banks’s Level 3 financial assets and liabilities, the valuation techniques used to measure the fair value of those financial assets and liabilities, and the significant unobservable inputs and the ranges of values for those inputs.

	Principal	Significant	Range of
	Valuation	Unobservable	Significant Input
Instrument	Technique	Inputs	Values

Collateral-dependent loans individually evaluated	Fair value of underlying collateral	Discount applied to the obtained appraisal	10 - 30%
Real estate and other repossessed assets	Fair value of collateral	Discount applied to the obtained appraisal	10 - 30%
Interest rate lock commitments	Internal pricing model	Pull-through expectations	85 - 96%

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2025.

	As of or For the		As of or For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	Interest Rate Lock Commitments		Interest Rate Lock Commitments
	(In Thousands)		(In Thousands)
Beginning balance	$(28)	$(63)	$(103)	$15
Purchases and issuances	(10)	(254)	(28)	(395)
Sales and settlements	55	226	148	289
Ending balance	$17	$(91)	$17	$(91)
Unrealized gains (losses) related to items held at end of period	$45	$(28)	$120	$(106)

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

	June 30, 2025
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$26,928	$-	$-	$26,928	$26,928
FHLB stock	-	7,000	-	7,000	7,000
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,529,008	1,529,008	1,569,662
Mortgage servicing rights	-	-	20,318	20,318	15,120
Financial liabilities:
Non-maturing interest-bearing deposits	-	861,302	-	861,302	861,302
Time certificates of deposit	-	-	457,784	457,784	459,299
FHLB advances and other borrowings	-	-	119,491	119,491	119,407
Other long-term debt	-	-	59,031	59,031	60,155

	December 31, 2024
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$31,559	$-	$-	$31,559	$31,559
FHLB stock	-	7,778	-	7,778	7,778
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,466,511	1,466,511	1,520,646
Mortgage servicing rights	-	-	20,370	20,370	15,376
Financial liabilities:
Non-maturing interest-bearing deposits	-	799,142	-	799,142	799,142
Time certificates of deposit	-	-	461,254	461,254	462,875
FHLB advances and other borrowings	-	-	141,057	141,057	140,930
Other long-term debt	-	-	58,024	58,024	60,155

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

This discussion and analysis provides information that management believes is necessary to understand Eagle's financial condition, changes in financial condition, results of operations, and cash flows for the three and six months ended June 30, 2025, as compared to 2024. The following should be read in conjunction with the Company's Consolidated Financial Statements, and accompanying Notes thereto, for the year ended December 31, 2024, included in Eagle's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 14, 2025, and in conjunction with the Condensed Consolidated Financial Statements, and accompanying Notes thereto, included in Part I - Item 1. Financial Statements of this report. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee decreased the federal funds target rate to 4.50% during the year ended December 31, 2024. The rate remained at 4.50% during the six months ended June 30, 2025.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between June 30, 2025 and December 31, 2024.

Total assets were $2.14 billion at June 30, 2025, an increase of $34.54 million, or 1.6% from $2.10 billion at December 31, 2024. Loans receivable, net increased by $48.13 million or 3.2% from December 31, 2024. However, securities available-for-sale decreased $7.57 million, or 2.6% from December 31, 2024. Total liabilities were $1.96 billion at June 30, 2025, an increase of $28.67 million, or 1.5% from $1.93 billion at December 31, 2024. The increase was largely due to an increase in total deposits, offset by a decrease in FHLB advances. Total deposits increased $56.70 million from December 31, 2024 and total borrowings decreased $21.45 million from December 31, 2024. Total shareholders’ equity increased $5.87 million, or 3.4% from December 31, 2024.

Financial Condition Details

Investment Activities

The following table summarizes investment activities:

	June 30,		December 31,
	2025		2024
	Fair Value	Percent of Total	Fair Value	Percent of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency obligations	$4,549	1.60%	$5,195	1.78%
U.S. treasury obligations	44,422	15.59	46,913	16.03
Municipal obligations	114,822	40.28	117,877	40.29
Corporate obligations	3,148	1.10	4,162	1.42
Mortgage-backed securities	27,706	9.72	28,235	9.65
Collateralized mortgage obligations	83,202	29.19	82,623	28.24
Asset-backed securities	7,174	2.52	7,585	2.59
Total securities available-for-sale	$285,023	100.00%	$292,590	100.00%

Securities available-for-sale were $285.02 million at June 30, 2025, a decrease of $7.57 million, or 2.6% from $292.59 million at December 31, 2024. The decrease was primarily due to maturity, principal payments and call activity of $13.34 million offset by a security purchase of $3.02 million and an increase in fair value of $3.12 million.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	June 30,		December 31,
	2025		2024
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real estate loans:
Residential 1-4 family (1)	$147,143	9.37%	$153,721	10.11%
Residential 1-4 family construction	47,146	3.00	45,701	3.01
Total residential 1-4 family	194,289	12.37	199,422	13.12

Commercial real estate	675,285	43.03	645,962	42.48
Commercial construction and development	100,984	6.43	124,211	8.17
Farmland	162,182	10.33	146,610	9.64
Total commercial real estate	938,451	59.79	916,783	60.29

Total real estate loans	1,132,740	72.16	1,116,205	73.41

Other loans:
Home equity	102,778	6.55	97,543	6.41
Consumer	26,658	1.70	28,513	1.88

Commercial	152,335	9.70	144,039	9.47
Agricultural	155,151	9.89	134,346	8.83
Total commercial loans	307,486	19.59	278,385	18.30

Total other loans	436,922	27.84	404,441	26.59

Total loans	1,569,662	100.00%	1,520,646	100.00%

Allowance for credit losses	(17,730)		(16,850)
Total loans, net	$1,551,932		$1,503,796

(1)	Excludes loans held-for-sale.

Loans receivable, net increased $48.13 million, or 3.2%, to $1.55 billion at June 30, 2025 from $1.50 billion at December 31, 2024. The increase was largely driven by an increase in total commercial loans of $29.10 million, an increase in commercial real estate loans of $21.67 million and an increase of $5.24 million in home equity loans. The increases were slightly offset by a decrease of $5.13 million in total residential loans and a decrease of $1.85 million in consumer loans.

Total loan originations were $280.72 million for the six months ended June 30, 2025. Total residential 1-4 family originations were $121.76 million, which includes $98.55 million of loans held-for-sale originations. Total commercial originations were $76.48 million. Total commercial real estate originations were $60.97 million. Home equity loan originations totaled $14.68 million. Consumer loan originations totaled $6.83 million. Loans held-for-sale increased by $280,000 to $13.65 million at June 30, 2025 from $13.37 million at December 31, 2024.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for credit losses. Subsequent write-downs are recorded as a charge to operations. As of June 30, 2025 and December 31, 2024 there was $86,000 and $45,000, respectively, of real estate owned and other repossessed property.

The following table sets forth information regarding nonperforming assets:

	June 30,	December 31,
	2025	2024
	(Dollars in Thousands)
Nonaccrual loans
Real estate loans:
Residential 1-4 family	$559	$469
Residential 1-4 family construction	-	961
Commercial real estate	453	268
Commercial construction and development	1	2
Farmland	425	190
Other loans:
Home equity	222	335
Consumer	157	121
Commercial	197	204
Agricultural	409	677
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	-	623
Residential 1-4 family construction	1,328	-
Commercial real estate	475	-
Commercial construction and development	762	-
Other loans:
Commercial	61	-
Agricultural	34	-
Total nonperforming loans	5,083	3,850
Real estate owned and other repossessed property, net	86	45
Total nonperforming assets	$5,169	$3,895

Total nonperforming loans to total loans	0.32%	0.25%
Total nonperforming loans to total assets	0.24%	0.18%
Total nonaccrual loans to total loans	0.15%	0.21%
Total nonperforming assets to total assets	0.24%	0.19%

Nonaccrual loans as of June 30, 2025 and December 31, 2024 include $617,000 and $591,000, respectively of acquired loans that deteriorated subsequent to the acquisition date.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables include the composition of the commercial real estate loan category:

	June 30, 2025
	Non-Owner Occupied	Owner Occupied	Total	Percent of Total CRE
	(Dollars In Thousands)
Automotive related	$-	$23,477	$23,477	3.48%
Bars and restaurants	5,505	16,183	21,688	3.21
Car washes	987	-	987	0.15
Construction and related industries	23,040	12,738	35,778	5.30
Healthcare and social assistance	10,882	13,940	24,822	3.68
Hospitality industry related	-	13,342	13,342	1.98
Hotels and other traveler accommodations	81,134	-	81,134	12.01
Industrial/warehouse	64,398	-	64,398	9.54
Lessors of mini warehouses and self-storage units	20,263	-	20,263	3.00
Lessors of nonresidential buildings	60,041	-	60,041	8.89
Lessors of other real estate property	30,057	-	30,057	4.45
Multifamily	115,884	-	115,884	17.14
Office space	22,874	40,644	63,518	9.41
Other real estate rental and leasing	6,347	-	6,347	0.94
Real estate leasing activities	-	29,346	29,346	4.35
Wholesale and retail trade	11,988	14,256	26,244	3.89
Other	31,949	26,010	57,959	8.58
Total commercial real estate	$485,349	$189,936	$675,285	100.00%

	December 31, 2024
	Non-Owner Occupied	Owner Occupied	Total	Percent of Total CRE
	(Dollars In Thousands)
Automotive related	$-	$23,738	$23,738	3.67%
Bars and restaurants	5,030	15,912	20,942	3.24
Car washes	884	-	884	0.14
Construction and related industries	19,717	13,968	33,685	5.21
Healthcare and social assistance	10,483	13,907	24,390	3.78
Hospitality industry related	-	13,764	13,764	2.13
Hotels and other traveler accommodations	66,702	-	66,702	10.33
Industrial/warehouse	51,168	-	51,168	7.92
Lessors of mini warehouses and self-storage units	16,682	-	16,682	2.58
Lessors of nonresidential buildings	67,782	-	67,782	10.49
Lessors of other real estate property	31,675	-	31,675	4.90
Multifamily	113,789	-	113,789	17.63
Office space	20,553	38,104	58,657	9.08
Other real estate rental and leasing	6,836	-	6,836	1.06
Real estate leasing activities	-	27,465	27,465	4.25
Wholesale and retail trade	11,969	12,705	24,674	3.82
Other	37,876	25,253	63,129	9.77
Total commercial real estate	$461,146	$184,816	$645,962	100.00%

Commercial real estate loans made up $675.29 million or 43.0% of the Bank's total loan portfolio at June 30, 2025, compared to $645.96 million or 42.5% at December 31, 2024. The Bank's commercial real estate loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses, and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by the Bank will not exceed 80.0% of the appraised value or the selling price of the property, whichever is less. The Bank's commercial real estate portfolio's average loan-to-value ratio range was 32% to 48% as of June 30, 2025.

The Bank's asset quality with respect to commercial real estate loans has remained strong despite recent economic and market conditions. The Bank has limited exposure in the office space sector, none of which is located in central business districts. Management believes that the Bank has implemented appropriate risk management practices, including regular and ongoing loan reviews, stress tests, and sensitivity analysis. Loan reviews include monitoring past due rates, non-performing trends, concentrations, loan to value ratios, and other qualitative factors. The Bank's loan policy is robust and is updated annually or as needed to meet the risk mitigation and strategic goals of the bank.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	June 30,		December 31,
	2025		2024
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$417,324	24.01%	$419,211	24.94%
Interest-bearing checking	205,021	11.80	221,476	13.17
Savings	205,596	11.82	210,572	12.52
Money market	450,685	25.92	367,094	21.83
Total	1,278,626	73.55	1,218,353	72.46
Certificates of deposit accounts:
IRA certificates	21,171	1.22	21,419	1.27
Brokered certificates	1,425	0.08	-	-
Other certificates	436,703	25.15	441,456	26.27
Total certificates of deposit	459,299	26.45	462,875	27.54
Total deposits	$1,737,925	100.00%	$1,681,228	100.00%

Deposits increased by $56.70 million, or 3.4%, from December 31, 2024 to June 30, 2025. Money market deposits increased $83.59 million. This increase was partially offset by decreases in interest-bearing checking of $16.46 million, savings of $4.98 million, certificates of deposit of $3.58 million and noninterest checking of $1.89 million.

The estimated amount of uninsured deposits was approximately $329.0 million or 19% of total deposits at June 30, 2025 compared to approximately $323.0 million or 19% of total deposits at December 31, 2024.

The following table summarizes borrowing activity:

	June 30,		December 31,
	2025		2024
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings	$119,407	66.85%	$140,930	70.44%
Other long-term debt:
Subordinated debentures fixed at 5.50% to floating, due 2030	14,832	8.30	14,815	7.40
Subordinated debentures fixed at 3.50% to floating, due 2032	39,237	21.96	39,179	19.58
Subordinated debentures variable, due 2035	5,155	2.89	5,155	2.58
Total other long-term debt	59,224	33.15	59,149	29.56
Total borrowings	$178,631	100.00%	$200,079	100.00%

Total borrowings decreased by $21.45 million, or 10.7%, to $178.63 million at June 30, 2025 from $200.08 million at December 31, 2024, due to a decrease in FHLB advances and other borrowings.

Shareholders’ Equity

Total shareholders’ equity increased by $5.87 million, or 3.4%, to $180.64 million at June 30, 2025 from $174.77 million at December 31, 2024. The increase was primarily attributed to net income of $6.48 million and a decrease in unrealized losses of securities available for sale of $2.29 million. These increases were partially offset by dividends paid of $2.27 million and treasury stock repurchases of $1.16 million.

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

	For the Three Months Ended June 30,
	2025			2024
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investment securities	$287,707	$2,397	3.34%	$306,207	$2,631	3.45%
FHLB and FRB stock	11,345	236	8.34	13,243	264	8.00
Loans receivable(1)	1,554,756	24,442	6.31	1,513,313	22,782	6.04
Other earning assets	8,216	75	3.66	4,655	145	12.49
Total interest-earning assets	1,862,024	27,150	5.85	1,837,418	25,822	5.64
Noninterest-earning assets	250,446			240,030
Total assets	$2,112,470			$2,077,448

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$219,867	$102	0.19%	$218,995	$139	0.25%
Savings	201,585	31	0.06	215,959	34	0.06
Money market	412,716	2,515	2.44	348,351	2,145	2.47
Certificates of deposit	454,719	4,229	3.73	437,390	4,566	4.19
FHLB advances and other borrowings	125,773	1,459	4.65	192,346	2,625	5.47
Other long-term debt	59,211	669	4.53	59,062	681	4.62
Total interest-bearing liabilities	1,473,871	9,005	2.45	1,472,103	10,190	2.78
Noninterest checking	417,374			405,188
Other noninterest-bearing liabilities	42,121			38,624
Total liabilities	1,933,366			1,915,915

Total equity	179,104			161,533

Total liabilities and equity	$2,112,470			$2,077,448
Net interest income/interest rate spread(2)		$18,145	3.40%		$15,632	2.86%

Net interest margin(3)			3.91%			3.41%
Total interest-earning assets to interest-bearing liabilities			126.34%			124.82%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the Six Months Ended June 30,
	2025			2024
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investment securities	$290,490	$4,848	3.37%	$310,168	$5,355	3.46%
FHLB and FRB stock	11,580	496	8.64	13,283	511	7.72
Loans receivable(1)	1,540,765	47,762	6.25	1,506,303	44,724	5.95
Other earning assets	5,782	113	3.94	4,113	174	8.48
Total interest-earning assets	1,848,617	53,219	5.81	1,833,867	50,764	5.55
Noninterest-earning assets	251,363			238,146
Total assets	$2,099,980			$2,072,013

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$219,889	$198	0.18%	$219,511	$185	0.17%
Savings	202,332	62	0.06	218,045	69	0.06
Money market	394,852	4,708	2.40	343,533	4,170	2.43
Certificates of deposit	460,218	8,780	3.85	438,661	9,008	4.12
FHLB advances and other borrowings	132,302	3,085	4.70	186,767	5,122	5.50
Other long-term debt	59,192	1,339	4.56	59,043	1,364	4.63
Total interest-bearing liabilities	1,468,785	18,172	2.49	1,465,560	19,918	2.74
Noninterest checking	411,535			406,077
Other noninterest-bearing liabilities	41,411			38,292
Total liabilities	1,921,731			1,909,929

Total equity	178,249			162,084

Total liabilities and equity	$2,099,980			$2,072,013
Net interest income/interest rate spread(2)		$35,047	3.32%		$30,846	2.82%

Net interest margin(3)			3.82%			3.37%
Total interest-earning assets to interest-bearing liabilities			125.86%			125.13%

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

Net Interest Margin (NIM). Net interest margin for the three months ended June 30, 2025 was 3.91%, an increase of 50 basis points compared to June 30, 2024. For the six months ended June 30, 2025, net interest margin was 3.82%, an increase of 45 basis points compared to the six months ended June 30, 2024. The change in NIM reflects the increase in yields on interest-earning assets and the decrease in yield on interest-bearing liabilities.

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

	For the Three Months Ended June 30,
	2025			2024
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities	$(159)	$(75)	$(234)	$(321)	$3	$(318)
FHLB and FRB stock	(38)	10	(28)	1	102	103
Loans receivable(1)	624	1,036	1,660	1,441	2,204	3,645
Other earning assets	111	(181)	(70)	20	100	120
Total interest-earning assets	538	790	1,328	1,141	2,409	3,550

Interest-bearing liabilities:
Checking	1	(38)	(37)	(21)	(104)	(125)
Savings	(2)	(1)	(3)	(4)	1	(3)
Money Market	396	(26)	370	92	890	982
Certificates of deposit	181	(518)	(337)	783	1,092	1,875
FHLB advances and other borrowings	(909)	(257)	(1,166)	361	85	446
Other long-term debt	2	(14)	(12)	2	5	7
Total interest-bearing liabilities	(331)	(854)	(1,185)	1,213	1,969	3,182

Change in net interest income	$869	$1,644	$2,513	$(72)	$440	$368

	For the Six Months Ended June 30,
	2025			2024
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$(340)	$(167)	$(507)	$(575)	$138	$(437)
FHLB and FRB stock	(66)	51	(15)	34	209	243
Loans receivable(1)	1,023	2,015	3,038	3,167	4,683	7,850
Other earning assets	71	(132)	(61)	26	102	128
Total interest earning assets	688	1,767	2,455	2,652	5,132	7,784

Interest bearing liabilities:
Checking	-	13	13	(47)	(218)	(265)
Savings	(5)	(2)	(7)	(9)	6	(3)
Money Market	623	(85)	538	33	2,028	2,061
Certificates of deposit	443	(671)	(228)	1,631	3,393	5,024
FHLB advances and other borrowings	(1,494)	(543)	(2,037)	1,416	385	1,801
Other long-term debt	3	(28)	(25)	3	9	12
Total interest bearing liabilities	(430)	(1,316)	(1,746)	3,027	5,603	8,630

Change in net interest income	$1,118	$3,083	$4,201	$(375)	$(471)	$(846)

(1) Includes loans held-for-sale.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following compares the results of operations for the three months ended June 30, 2025 and 2024.

	Three Months Ended
	June 30,
	2025	2024	Dollar Change	Percent Change
	(Dollars in Thousands)
Interest and dividend income	$27,150	$25,822	$1,328	5.1%
Interest expense	9,005	10,190	(1,185)	-11.6
Net interest income	18,145	15,632	2,513	16.1
Provision for credit losses	1,038	412	626	151.9
Net interest income after provision for credit losses	17,107	15,220	1,887	12.4

Noninterest income	4,807	4,269	538	12.6
Noninterest expense	17,926	17,307	619	3.6
Provision for income taxes	751	444	307	69.1
Net income	$3,237	$1,738	$1,499	86.2%

Net Income. Eagle’s net income for the three months ended June 30, 2025 was $3.24 million compared to $1.74 million for the three months ended June 30, 2024. The increase of $1.50 million was largely driven by an increase in net interest income after provision for credit losses of $1.89 million. For the current period, basic earnings per common share was $0.42 and diluted earnings per common share was $0.41. Basic and diluted earnings per common share were both $0.22 for the three months ended June 30, 2024.

Net Interest Income. Net interest income increased to $18.15 million for the three months ended June 30, 2025, from $15.63 million for the three months ended June 30, 2024. The increase of $2.51 million, or 16.1% was the result of an increase in interest and dividend income of $1.33 million and a decrease in interest expense of $1.19 million.

Interest and Dividend Income. Interest and dividend income was $27.15 million for the three months ended June 30, 2025, compared to $25.82 million for the three months ended June 30, 2024. The increase of $1.33 million, or 5.1% was driven by interest and fees on loans, which increased to $24.44 million for the three months ended June 30, 2025, from $22.78 million for the three months ended June 30, 2024. The increase in interest and fees on loans was due to an increase in the average yield on loans, as well as an increase in the average balance of loans. The average interest rate earned on loans receivable increased by 27 basis points, from 6.04% for the three months ended June 30, 2024, to 6.31% for the current period. Interest accretion on purchased loans was $607,000 for the three months ended June 30, 2025, which resulted in a 13 basis point increase in net interest margin compared to $304,000 for the three months ended June 30, 2024, which resulted in a seven basis point increase in net interest margin. Average balances for loans receivable, including loans held-for-sale, for the three months ended June 30, 2025 were $1.55 billion compared to $1.51 billion for the three months ended June 30, 2024. This represents an increase of $41.45 million, or 2.7% and was due to organic growth. Interest on investment securities available-for-sale decreased by $234,000 period over period due to a decrease in average balances for investments from $306.21 million for the three months ended June 30, 2024 to $287.71 million for the three months ended June 30, 2025. In addition, average interest rates earned on investments decreased from 3.45% for the three months ended June 30, 2024 to 3.34% for the three months ended June 30, 2025.

Interest Expense. Total interest expense was $9.01 million for the three months ended June 30, 2025, compared to $10.19 million for the three months ended June 30, 2024. The decrease of $1.19 million was due to a net decrease of $1.18 million in interest expense on total borrowings. The decrease in interest expense on total borrowings was driven by the average balance of FHLB advances and other borrowings decreasing from $192.35 million for the three months ended June 30, 2024, to $125.77 million for the three months ended June 30, 2025. The average rate paid on FHLB advances and other borrowings also decreased from 5.47% for the three months ended June 30, 2024, to 4.65% for the three months ended June 30, 2025. The overall average rate on total deposits was also down from 1.70% for the three months ended June 30, 2024, compared to 1.62% for the three months ended June 30, 2025. The average balance for total deposits was $1.71 billion for the three months ended June 30, 2025, compared to $1.63 billion for the three months ended June 30, 2024.

Provision for Credit Losses. Provision for credit losses was $1.04 million for the three months ended June 30, 2025, compared to $412,000 for the three months ended June 30, 2024. The provision for credit losses for the three months ended June 30, 2025, included an increase in the provision for credit losses on loans to $1.06 million, offset slightly by a recapture of the provision for unfunded commitments of $20,000.

Noninterest Income. Total noninterest income was $4.81 million for the three months ended June 30, 2025, compared to $4.27 million for the three months ended June 30, 2024. The increase of $538,000, or 12.6% was primarily due to an increase in mortgage banking, net, of $509,000. Mortgage banking, net, includes net gain on sale of mortgage loans which increased to $2.08 million for the three months ended June 30, 2025, compared to $1.60 million for the three months ended June 30, 2024. During the three months ended June 30, 2025, $54.60 million residential mortgage loans were sold compared to $53.23 million in the three months ended June 30, 2024. Gross margin levels increased from 3.01% for the three months ended June 30, 2024, to 3.81% for the three months ended June 30, 2025.

Noninterest Expense. Noninterest expense was $17.93 million for the three months ended June 30, 2025, compared to $17.31 million for the three months ended June 30, 2024, an increase of $619,000 or 3.6%.

Provision for Income Taxes. Provision for income taxes was $751,000 for the three months ended June 30, 2025, compared to $444,000 for the three months ended June 30, 2024. The effective tax rate was 18.8% for the current period compared to 20.3% for the three months ended June 30, 2024.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following compares the results of operations for the six months ended June 30, 2025 and 2024.

	Six Months Ended
	June 30,
	2025	2024	Dollar Change	Percent Change
	(Dollars in Thousands)
Interest and dividend income	$53,219	$50,764	$2,455	4.8%
Interest expense	18,172	19,918	(1,746)	-8.8
Net interest income	35,047	30,846	4,201	13.6
Provision for credit losses	1,080	277	803	289.9
Net interest income after provision for credit losses	33,967	30,569	3,398	11.1

Noninterest income	8,823	8,221	602	7.3
Noninterest expense	34,932	34,340	592	1.7
Provision for income taxes	1,382	814	568	69.8
Net income	$6,476	$3,636	$2,840	78.1%

Net Income. Eagle’s net income for the six months ended June 30, 2025 was $6.48 million compared to $3.64 million for the six months ended June 30, 2024. The increase of $2.84 million was largely driven by an increase in net interest income after provision for credit losses of $3.40 million. For the current period, basic and diluted earnings per common share were both $0.83. Basic and diluted earnings per common share were both $0.46 for the six months ended June 30, 2024.

Net Interest Income. Net interest income increased to $35.05 million for the six months ended June 30, 2025, from $30.85 million for the six months ended June 30, 2024. The increase of $4.20 million, or 13.6% was the result of an increase in interest and dividend income of $2.46 million and a decrease in interest expense of $1.75 million.

Interest and Dividend Income. Interest and dividend income was $53.22 million for the six months ended June 30, 2025, compared to $50.76 million for the six months ended June 30, 2024. The increase of $2.46 million, or 4.8% was driven by interest and fees on loans, which increased to $47.76 million for the six months ended June 30, 2025, from $44.72 million for the six months ended June 30, 2024. The increase in interest and fees on loans was due to an increase in the average yield on loans, as well as an increase in the average balance of loans. The average interest rate earned on loans receivable increased by 30 basis points, from 5.95% for the six months ended June 30, 2024, to 6.25% for the current period. Interest accretion on purchased loans was $779,000 for the six months ended June 30, 2025, which resulted in an eight basis point increase in net interest margin compared to $423,000 for the six months ended June 30, 2024, which resulted in a five basis point increase in net interest margin. Average balances for loans receivable, including loans held-for-sale, for the six months ended June 30, 2025 were $1.54 billion compared to $1.51 billion for the six months ended June 30, 2024. This represents an increase of $34.47 million, or 2.3% and was due to organic growth. Interest on investment securities available-for-sale decreased by $507,000 period over period, due to the decrease in average balances for investments from $310.17 million for the six months ended June 30, 2024 to $290.49 million for the six months ended June 30, 2025. In addition, average interest rates earned on investments decreased from 3.46% for the six months ended June 30, 2024, to 3.37% for the six months ended June 30, 2025.

Interest Expense. Total interest expense was $18.17 million for the six months ended June 30, 2025, compared to $19.92 million for the six months ended June 30, 2024. The decrease of $1.75 million, or 8.8% was primarily due to a net decrease of $2.05 million in interest expense on total borrowings. The decrease in interest expense on total borrowings was driven by the average balance of FHLB advances and other borrowings decreasing from $186.77 million for the six months ended June 30, 2024, to $132.30 million for the six months ended June 30, 2025. The average rate paid on FHLB advances and other borrowings also decreased from 5.50% for the six months ended June 30, 2024, to 4.70% for the six months ended June 30, 2025. The overall average rate on total deposits was down from 1.66% for the six months ended June 30, 2024, compared to 1.64% for the six months ended June 30, 2025.  However, the average balance for total deposits was $1.69 billion for the six months ended June 30, 2025, compared to $1.63 billion for the six months ended June 30, 2024.

Provision for Credit Losses. Provision for credit losses was $1.08 million for the six months ended June 30, 2025, compared to $277,000 for the six months ended June 30, 2024. The increase in the provision was driven by loan growth. The provision for credit losses for the six months ended June 30, 2025, included an increase in the provision for credit losses on loans to $930,000 and an increase in the provision for unfunded commitments to $150,000.

Noninterest Income. Total noninterest income was $8.82 million for the six months ended June 30, 2025, compared to $8.22 million for the six months ended June 30, 2024. The increase of $602,000, or 7.3% was primarily due to an increase in mortgage banking, net, of $457,000 and an increase in appreciation in cash surrender value of life insurance of $135,000 due to bank owned life insurance policies purchased in 2024. Mortgage banking, net, includes net gain on sale of mortgage loans which increased to $3.43 million for the six months ended June 30, 2025, compared to $3.01 million for the six months ended June 30, 2024. During the six months ended June 30, 2025, $97.40 million residential mortgage loans were sold compared to $96.79 million in the six months ended June 30, 2024. Gross margin levels increased from 3.11% for the six months ended June 30, 2024, to 3.52% for the six months ended June 30, 2025.

Noninterest Expense. Noninterest expense was $34.93 million for the six months ended June 30, 2025, compared to $34.34 million for the six months ended June 30, 2024, an increase of $592,000 or 1.7%. Software subscriptions increased $334,000 due to implementing a new loan origination system. Occupancy and equipment expense increased $329,000 due to maintenance expense and costs related to opening a new branch. Salaries and employee benefits increased modestly by $318,000. However, contract changes led to lower data processing expense which decreased $272,000 and partially offset the increases.

Provision for Income Taxes. Provision for income taxes was $1.38 million for the six months ended June 30, 2025, compared to $814,000 for the six months ended June 30, 2024. The effective tax rate was 17.6% for the current period and 18.3% for the six months ended June 30, 2024. The effective tax rate has been impacted by an increase in the proportion of tax-exempt income compared to pretax earnings, as well as tax credits from investments in low-income housing tax credit projects.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity

The Bank is required by regulation to maintain sufficient levels of liquidity for safety and soundness purposes. Appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0% and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of June 30, 2025 and December 31, 2024.

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

The Company's available borrowing capacity was approximately $463.00 million as of June 30, 2025 and $404.00 million as of December 31, 2024.

	June 30,		December 31,
	2025		2024
	Borrowings	Remaining Borrowing	Borrowings	Remaining Borrowing
	Outstanding	Capacity	Outstanding	Capacity
	(In Thousands)
Federal Home Loan Bank advances	$119,407	$338,172	$140,930	$276,664
Federal Reserve Bank discount window	-	24,854	-	27,349
Correspondent bank lines of credit	-	100,000	-	100,000
Total	$119,407	$463,026	$140,930	$404,013

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

Brokered deposits are another source of funding the Bank may utilize from time to time. As of June 30, 2025, the Bank had $1.43 million in brokered certificates and $5.53 million in brokered money market deposits. As of December 31, 2024, the Bank had no brokered certificates and $5.57 million in brokered money market deposits. Policy limits for brokered deposits are set at 10% of assets.

In addition to bank level liquidity management, Eagle must manage liquidity at the parent company level for various operating needs, including the servicing of debt, the payment of dividends on our common stock, share repurchases, payment of general corporate expense, and potential capital infusions into subsidiaries. The primary source of liquidity for Eagle consists of dividends from the Bank, which is governed by certain rules and regulations of the Montana Division of Banking and Financial Institutions and the Federal Reserve, and access to capital markets. Eagle has a $15.00 million line of credit with a correspondent bank. There was no outstanding balance for this line of credit at June 30, 2025 or December 31, 2024. Eagle's ability to receive dividends from the Bank in future periods will depend on several factors, including, without limitation, the Bank's future profits, asset quality, liquidity, and overall condition. In addition, both the Montana Division of Banking and Financial Institutions and Federal Reserve may require approval to pay dividends, based on certain regulatory statutes and limitations.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

As of June 30, 2025, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200-basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 1.2% compared to an increase of 1.7% at December 31, 2024. A 200-basis point decrease in interest rates scenario decreased EVE by 6.9% compared to a decrease of 7.9% at December 31, 2024. The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

The Bank's regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed "well capitalized" pursuant to State of Montana and FRB rules as of June 30, 2025. The Bank's actual capital amounts and ratios as of June 30, 2025 are presented in the table below and all of the ratios, with the exception of the Tier 1 capital adjusted total average assets ratio, include the capital conservation buffer of 2.50%.

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2025:
Total risk-based capital to risk weighted assets	$236,129	13.51%	$183,457	10.50%	$174,721	10.00%

Tier 1 capital to risk weighted assets	216,849	12.41	148,513	8.50	139,777	8.00

Common equity Tier 1 capital to risk weighted assets	216,849	12.41	122,305	7.00	113,569	6.50

Tier 1 capital to adjusted total average assets	216,849	10.34	83,917	4.00	104,896	5.00

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2024:
Total risk-based capital to risk weighted assets	$229,316	13.49%	$178,521	10.50%	$170,020	10.00%

Tier 1 capital to risk weighted assets	211,066	12.41	144,517	8.50	136,016	8.00

Common equity Tier 1 capital to risk weighted assets	211,066	12.41	119,014	7.00	110,513	6.50

Tier 1 capital to adjusted total average assets	211,066	10.07	83,861	4.00	104,826	5.00

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

The following table includes the Bank’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity		Policy	Policy
Interest Rates	As of June 30, 2025		Limits	Limits
(Basis Points)	Year 1	Year 2	Year 1	Year 2

+300	-9.1%	2.8%	-15.0%	-20.0%
+200	-6.0%	3.8%	-15.0%	-15.0%
+100	-2.8%	5.1%	-10.0%	-10.0%
-100	1.8%	4.8%	-10.0%	-10.0%
-200	3.4%	3.2%	-15.0%	-15.0%
-300	5.9%	2.2%	-15.0%	-20.0%

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of June 30, 2025, our disclosure controls and procedures were not effective as of such date due to ongoing remediation of a material weakness in internal control over financial reporting as of December 31, 2024 described below.

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

On April 18, 2024, Eagle's Board of Directors (the "Board") authorized the repurchase of up to 400,000 shares of its common stock beginning May 1, 2024 (the "2024 Repurchase Plan"). Under the 2024 Repurchase Plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend on market conditions and other corporate considerations. No shares were purchased during the second or third quarter of 2024 under this plan. During the fourth quarter of 2024, 25,000 shares were purchased under this plan at an average of $16.74. During the first quarter of 2025, 50,000 shares were purchased under this plan at an average price of $15.11.  The following table summarized the Company's purchase of its common stock for the three months ended June 30, 2025 under this plan. The plan expired on May 1, 2025.

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs

April 1, 2025 through April 30, 2025	25,000	$16.34	25,000	300,000

May 1, 2025 through May 31, 2025	-	-	-	300,000

June 1, 2025 through June 30, 2025	-	-	-	300,000

Total	25,000	$16.34	25,000

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

During the three months ended June 30, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part II - OTHER INFORMATION - continued

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Eagle Bancorp Montana, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on February 23, 2010).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q filed on May 9, 2019).

3.3	Bylaws of Eagle Bancorp Montana, Inc., amended as of August 20, 2015 (incorporated by reference to 3.1 of our Current Report on Form 8-K filed on August 25, 2015).

10.1	2025 Stock Incentive Plan for Directors, Officers and Employees (incorporated by reference to Exhibit 10.1 of our Form S-8 Registration Statements filed on May 9, 2025)

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

EAGLE BANCORP MONTANA, INC.

Date: August 7, 2025	By:	/s/ Laura F. Clark
Laura F. Clark
President/CEO

Date: August 7, 2025	By:	/s/ Miranda J. Spaulding
Miranda J. Spaulding
SVP/CFO