Form 10-Q
period 2025-09-30
Eagle Bancorp Montana, Inc.
filed 2025-11-05
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025

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

●	volatility, disruption, or uncertainty in national and international financial markets, including as a result of geopolitical developments;
●	the effects of the current U.S. federal government shutdown, closures or significant staff reductions in agencies regulating or otherwise impacting Eagle's business;
●	the direct or indirect impact of any new regulatory, policy, or enforcement developments resulting from the policies or actions of the current U.S. presidential administration, including the implementation of tariffs and other protectionist trade policies, including any reciprocal tariffs by foreign countries, and any uncertainties related thereto;
●	competition among depository and other traditional and non-traditional financial service providers;
●	risks related to the concentration of our business in Montana, including risks associated with changes in the prices, values and sales volume of residential and commercial real estate in Montana;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments or reduces loan demand;
●	our ability to attract deposits and other sources of funding or liquidity;
●	possible changes in governmental monetary and fiscal policies, or any leadership changes of those determining such policies;
●	volatility in Eagle's stock price due to investor sentiment and perception of the banking industry;
●	the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, inflationary pressures and labor shortages on economic conditions and our business;
●	an inability to access capital markets or maintain deposits or borrowing costs;
●	our ability to assess and monitor the effect of evolving uses of artificial intelligence on our business and operations;
●	our ability to navigate differing environmental, social, governmental, and sustainability concerns among governmental administrations, our stakeholders, and other activists that may arise from our business activities;
●	changes or volatility in the securities markets that lead to impairment in the value of our investment securities and goodwill;
●

our ability to implement our growth strategy, including identifying and consummating suitable acquisitions, raising additional capital to finance such transactions, entering new markets, possible failures in realizing the anticipated benefits from such acquisitions and an inability of our personnel, systems and infrastructure to keep pace with such growth;

●	limitations on Eagle's ability to receive dividends from its subsidiaries;
●	unforeseen events, such as pandemics or natural disasters, and any governmental or societal responses thereto;
●	the effect of acquisitions we may make, if any, including, without limitation, the failure to achieve expected revenue growth and/or expense savings from such acquisitions;
●	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	the need to retain capital for strategic or regulatory reasons;
●	changes in consumer spending, borrowing and savings habits;
●	our ability to continue to increase and manage our commercial and residential real estate, multi-family and commercial business loans;
●	our ability to implement new technologies and maintain secure and reliable technology systems;
●	our ability to develop and maintain secure and reliable information technology systems, effectively defend ourselves against cyberattacks, or recover from breaches to our cybersecurity infrastructure;
●	the failure of assumptions underlying the establishment of allowance for possible loan losses and other estimates;
●	changes in the financial performance and/or condition of our borrowers and their ability to repay their loans when due; and
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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS:
Cash and due from banks	$25,061	$29,824
Interest-bearing deposits in banks	4,454	1,735
Total cash and cash equivalents	29,515	31,559

Securities available-for-sale, at fair value (amortized cost of $299,963 at September 30, 2025 and $319,939 at December 31, 2024)	279,920	292,590
Federal Home Loan Bank ("FHLB") stock	5,200	7,778
Federal Reserve Bank ("FRB") stock	4,131	4,131
Mortgage loans held-for-sale, at fair value	10,364	13,368
Loans receivable, net of allowance for credit losses of $17,740 at September 30, 2025 and $16,850 at December 31, 2024	1,540,031	1,503,796
Accrued interest and dividends receivable	16,903	12,890
Mortgage servicing rights, net	15,131	15,376
Assets held-for-sale, at cost	-	960
Premises and equipment, net	102,032	101,540
Cash surrender value of life insurance, net	54,333	53,232
Goodwill	34,740	34,740
Core deposit intangible, net	3,599	4,499
Other assets	23,907	26,631

Total assets	$2,119,806	$2,103,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	September 30,	December 31,
	2025	2024
LIABILITIES:
Deposit accounts:
Noninterest-bearing	$429,064	$419,211
Interest-bearing	1,323,115	1,262,017
Total deposits	1,752,179	1,681,228

Accrued expenses and other liabilities	42,713	47,018
FHLB advances and other borrowings	79,167	140,930
Other long-term debt:
Principal amount	60,155	60,155
Unamortized debt issuance costs	(894)	(1,006)
Total other long-term debt, net	59,261	59,149

Total liabilities	1,933,320	1,928,325

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 20,000,000 shares authorized; 8,507,429 shares issued at September 30, 2025 and December 31, 2024; 7,952,177 shares outstanding at September 30, 2025 and 8,027,177 shares outstanding December 31, 2024)	85	85
Additional paid-in capital	108,730	108,334
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(3,581)	(4,010)
Treasury stock, at cost (555,252 shares at September 30, 2025 and 480,252 shares at December 31, 2024)	(11,925)	(10,762)
Retained earnings	107,947	101,264
Accumulated other comprehensive loss, net of tax	(14,770)	(20,146)
Total shareholders' equity	186,486	174,765

Total liabilities and shareholders' equity	$2,119,806	$2,103,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$25,213	$23,802	$72,975	$68,526
Securities available-for-sale	2,322	2,598	7,170	7,953
FHLB and FRB dividends	225	266	721	777
Other interest income	74	94	187	268
Total interest and dividend income	27,834	26,760	81,053	77,524

INTEREST EXPENSE:
Deposits	7,179	7,190	20,927	20,622
FHLB advances and other borrowings	1,144	3,084	4,229	8,206
Other long-term debt	823	684	2,162	2,048
Total interest expense	9,146	10,958	27,318	30,876

NET INTEREST INCOME	18,688	15,802	53,735	46,648

Provision for credit losses	62	277	1,142	554

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	18,626	15,525	52,593	46,094

NONINTEREST INCOME:
Service charges on deposit accounts	442	430	1,224	1,258
Mortgage banking, net	2,926	2,602	7,977	7,196
Interchange and ATM fees	691	662	1,954	1,865
Appreciation in cash surrender value of life insurance	384	1,038	1,127	1,646
Other noninterest income	274	251	1,258	1,239
Total noninterest income	$4,717	$4,983	$13,540	$13,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
NONINTEREST EXPENSE:
Salaries and employee benefits	$11,193	$9,894	$31,502	$29,885
Occupancy and equipment expense	2,274	2,134	6,806	6,337
Data processing	1,326	1,587	3,961	4,494
Software subscriptions	680	511	2,053	1,550
Advertising	308	277	820	846
Amortization	288	337	906	1,054
Loan costs	382	385	1,108	1,195
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	231	295	719	878
Professional and examination fees	401	438	1,312	1,345
Other noninterest expense	1,304	1,412	4,132	4,026
Total noninterest expense	18,387	17,270	53,319	51,610

INCOME BEFORE PROVISION FOR INCOME TAXES	4,956	3,238	12,814	7,688

Provision for income taxes	1,326	529	2,708	1,343

NET INCOME	$3,630	$2,709	$10,106	$6,345

BASIC EARNINGS PER COMMON SHARE	$0.47	$0.35	$1.30	$0.81

DILUTED EARNINGS PER COMMON SHARE	$0.46	$0.34	$1.29	$0.81

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

NET INCOME	$3,630	$2,709	$10,106	$6,345

OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS) BEFORE TAX:
Change in fair value of investment securities available-for-sale	4,191	7,847	7,306	6,582
Total other comprehensive income	4,191	7,847	7,306	6,582

Income tax provision related to securities available-for-sale	(1,103)	(2,066)	(1,930)	(1,733)

COMPREHENSIVE INCOME	$6,718	$8,490	$15,482	$11,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the three and nine months ended September 30, 2025 and 2024

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							ACCUMULATED
			ADDITIONAL	UNALLOCATED			OTHER
	PREFERRED	COMMON	PAID-IN	ESOP	TREASURY	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	SHARES	STOCK	EARNINGS	(LOSS) INCOME	TOTAL

Balance at July 1, 2025	$-	$85	$108,590	$(3,724)	$(11,925)	$105,470	$(17,858)	$180,638
Net income		-	-	-	-	3,630	-	3,630
Other comprehensive income, net of tax	-	-	-	-	-	-	3,088	3,088
Dividends paid ($0.1450 per share)	-	-	-	-	-	(1,153)	-	(1,153)
Stock compensation expense	-	-	181	-	-	-	-	181
ESOP shares allocated (5,997 shares)	-	-	(41)	143	-	-	-	102
Balance at September 30, 2025	$-	$85	$108,730	$(3,581)	$(11,925)	$107,947	$(14,770)	$186,486

Balance at July 1, 2024	$-	$85	$108,962	$(4,297)	$(11,124)	$97,413	$(20,877)	$170,162
Net income	-	-	-	-	-	2,709	-	2,709
Other comprehensive income, net of tax	-	-	-	-	-	-	5,781	5,781
Dividends paid ($0.1425 per share)	-	-	-	-	-	(1,143)	-	(1,143)
Stock compensation expense	-	-	135	-	-	-	-	135
ESOP shares allocated (5,997 shares)	-	-	(57)	143	-	-	-	86
Balance at September 30, 2024	$-	$85	$109,040	$(4,154)	$(11,124)	$98,979	$(15,096)	$177,730

Balance at January 1, 2025	$-	$85	$108,334	$(4,010)	$(10,762)	$101,264	$(20,146)	$174,765
Net income	-	-	-	-	-	10,106	-	10,106
Other comprehensive income, net of tax	-	-	-	-	-	-	5,376	5,376
Dividends paid ($0.4300 per share)	-	-	-	-	-	(3,423)	-	(3,423)
Stock compensation expense	-	-	526	-	-	-	-	526
ESOP shares allocated (17,991 shares)	-	-	(130)	429	-	-	-	299
Treasury stock purchased (75,000 shares at $15.52 average cost per share)	-	-	-	-	(1,163)	-		(1,163)
Balance at September 30, 2025	$-	$85	$108,730	$(3,581)	$(11,925)	$107,947	$(14,770)	$186,486

Balance at January 1, 2024	$-	$85	$108,819	$(4,583)	$(11,124)	$96,021	$(19,945)	$169,273
Net income	-	-	-	-	-	6,345	-	6,345
Other comprehensive income, net of tax	-	-	-	-	-	-	4,849	4,849
Dividends paid ($0.4225 per share)	-	-	-	-	-	(3,387)	-	(3,387)
Stock compensation expense	-	-	405	-	-	-	-	405
ESOP shares allocated (17,991 shares)	-	-	(184)	429	-	-	-	245
Balance at September 30, 2024	$-	$85	$109,040	$(4,154)	$(11,124)	$98,979	$(15,096)	$177,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,106	$6,345
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,142	554
Depreciation	3,960	3,886
Net amortization of investment securities premiums and discounts	526	788
Amortization of mortgage servicing rights	1,342	1,351
Amortization of right-of-use assets	359	380
Amortization of core deposit intangibles	906	1,054
Compensation expense related to restricted stock awards	526	405
ESOP compensation expense for allocated shares	299	245
Net gain on sale of loans	(5,661)	(4,705)
Originations of loans held-for-sale	(163,165)	(150,244)
Proceeds from sales of loans held-for-sale	170,733	152,011
Net gain on sale/disposal of premises and equipment	-	(17)
Net appreciation in cash surrender value of life insurance	(1,074)	(922)
Net change in:
Accrued interest and dividends receivable	(4,013)	(2,359)
Other assets	1,036	(1,566)
Accrued expenses and other liabilities	(4,434)	5,771
Net cash provided by operating activities	12,588	12,977

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Maturities, principal payments and calls	22,357	17,125
Purchases	(3,023)	-
FHLB stock redeemed (purchased)	2,578	(2,027)
Loan origination and principal collection, net	(37,338)	(50,121)
(Purchase) proceeds from bank owned life insurance	-	(5,000)
Insurance proceeds related to premises and equipment	-	25
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	40	-
Proceeds from sale of premises and equipment	-	62
Purchases of premises and equipment, net	(3,848)	(10,757)
Net cash used in investing activities	$(19,234)	$(50,693)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
		As Restated
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$70,951	$15,317
Net short-term advances (payments) from FHLB and other borrowings	21,987	(40,737)
Advances on long-term FHLB and other borrowings	20,000	105,000
Payments on long-term FHLB and other borrowings	(103,750)	(20,833)
Purchase of treasury stock	(1,163)	-
Dividends paid	(3,423)	(3,387)
Net cash provided by financing activities	4,602	55,360

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,044)	17,644

CASH AND CASH EQUIVALENTS, beginning of period	31,559	24,545

CASH AND CASH EQUIVALENTS, end of period	$29,515	$42,189

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$30,579	$29,971
Cash paid during the period for income taxes, net of refund	1,687	384

NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Increase in fair value of securities available-for-sale	$7,306	$6,582
Mortgage servicing rights recognized	1,097	941
Loans transferred to real estate and other assets acquired in foreclosure	91	4
Right-of-use assets obtained (used) in exchange for lease liabilities	3	(151)
Decrease in commitments to invest in Low-Income Housing Tax Credit projects	(31)	(2,390)

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

In March 2021, the Bank established a subsidiary, Opportunity Housing Fund, LLC ("OHF"), to invest in Low-Income Housing Tax Credit ("LIHTC") projects. The LIHTC program is designed to encourage capital investment in construction and rehabilitation of low-income housing. Tax credits are allowable over a 10-year period. Amortizing investments in LIHTC projects are included in other assets on the consolidated statements of financial condition and totaled $6,154,000 and $6,759,000 as of September 30, 2025 and December 31, 2024, respectively. Outstanding funding obligations for LIHTC projects are included in accrued expenses and other liabilities on the condensed consolidated financial statements of condition and totaled $184,000 as of September 30, 2025 and $215,000 as of  December 31, 2024.

On January 1, 2020, the Company acquired Western Holding Company of Wolf Point, ("WHC"), a Montana corporation, and WHC's wholly-owned subsidiary, Western Bank of Wolf Point ("WB"), a Montana chartered commercial bank. The acquisition included one branch in Wolf Point, Montana. In addition, Western Financial Services, Inc. ("WFS") was acquired through the WHC merger. In December 2023, WFS changed its name to Opportunity Financial Services, Inc. ("OFS"). OFS facilitates deferred payment contracts for customers that produce agricultural products. The revenue from these contracts is accounted for in accordance with ASC Topic 606. The Company is considered an agent in these contracts, as: (i) the Company facilitates payment from customer to supplier, (ii) the Company does not take inventory of commodities as they are delivered by supplier to the customer, (iii) pricing of commodities is determined by the market, (iv) consideration on deferred payment contracts is insignificant to the Company and (v) the Company’s exposure to credit risk is minimal. Revenue is recognized net of expenses and reported in other noninterest income in the financial statements. Commodity sales income and the corresponding commodity sales expense were $2,500,000 for the three months ended September 30, 2025 and $2,652,000 for the three months ended September 30, 2024, respectively, for a net impact of $0. Commodity sales income and the corresponding commodity sales expense were $7,612,000 for the nine months ended September 30, 2025 and $6,570,000 for the nine months ended September 30, 2024, respectively, for a net impact of $0. Outstanding deferred contracts payable are included in accrued expenses and other liabilities on the condensed consolidated financial statements of condition and totaled $15,646,000 as of September 30, 2025 and $17,792,000 as of December 31, 2024.

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

The results of operations for the nine-month period ended  September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other period. In preparing condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses ("ACL"), mortgage servicing rights, the fair value of financial instruments, the valuation of goodwill and deferred tax assets and liabilities.

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

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Subsequent Events

The Company has evaluated events and transactions subsequent to September 30, 2025 for recognition and/or disclosure.

On October 1, 2025, the Company redeemed all of its outstanding 5.50% fixed-to-floating rate subordinated notes due July 1, 2030, having an aggregate principal amount of $15,000.000. The Company utilized its line of credit with a correspondent bank to finance the redemption payment. The Company has drawn $15,000,000 on the line of credit, which has a two-year maturity and has a variable interest rate equal to 0.50% below the prime rate as published in the Wall Street Journal. The draw is secured by the assets of the Company and includes certain financial covenants and negative covenants. See Note 6. Other Long-Term Debt for additional information.

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

During the quarter ended September 30, 2024, Management performed a quantitative goodwill impairment test with assistance from a third-party valuation specialist. The interim determination was primarily driven by a revision in the Company’s earnings outlook in comparison to budget. A weighted average of both the market and income approaches was used in valuing the reporting unit’s fair value. The interim goodwill impairment assessment as of August 31, 2024 concluded that goodwill was not impaired. Our quantitative annual impairment test as of October 31, 2024 also did not result in impairment. Goodwill will be tested annually for 2025 as of October 31.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	September 30, 2025					December 31, 2024
		Gross					Gross
	Amortized	Unrealized			Fair	Amortized	Unrealized			Fair
	Cost	Gains	(Losses)	ACL	Value	Cost	Gains	(Losses)	ACL	Value
	(In Thousands)
Available-for-Sale:
U.S. government and agency obligations	$4,371	$61	$(96)	$-	$4,336	$5,298	$85	$(188)	$-	$5,195
U.S. treasury obligations	48,649	-	(3,784)	-	44,865	52,592	-	(5,679)	-	46,913
Municipal obligations	127,736	8	(10,655)	-	117,089	131,109	1	(13,233)	-	117,877
Corporate obligations	2,000	-	(34)	-	1,966	4,249	-	(87)	-	4,162
Mortgage-backed securities	27,903	171	(991)	-	27,083	29,867	21	(1,653)	-	28,235
Collateralized mortgage obligations	82,393	27	(4,820)	-	77,600	89,313	11	(6,701)	-	82,623
Asset-backed securities	6,911	70	-	-	6,981	7,511	83	(9)	-	7,585
Total	$299,963	$337	$(20,380)	$-	$279,920	$319,939	$201	$(27,550)	$-	$292,590

There was no sales activity for available-for-sale securities during the three or nine months ended September 30, 2025 or 2024.

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2025
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$2,439	$2,431
Due from one to five years	40,740	38,613
Due from five to ten years	79,107	71,015
Due after ten years	67,381	63,178
	189,667	175,237
Mortgage-backed securities	27,903	27,083
Collateralized mortgage obligations	82,393	77,600
Total	$299,963	$279,920

As of  September 30, 2025 and December 31, 2024, securities with a fair value of $19,811,000 and $22,892,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	September 30, 2025
	Less Than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency obligations	$-	$-	$1,830	$(96)
U.S. treasury obligations	-	-	44,865	(3,784)
Municipal obligations	7,504	(259)	107,732	(10,396)
Corporate obligations	-	-	1,966	(34)
Mortgage-backed securities and collateralized mortgage obligations	6,109	(48)	75,583	(5,763)
Asset-backed securities	-	-	181	-
Total	$13,613	$(307)	$232,157	$(20,073)

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

As of  September 30, 2025 and December 31, 2024, there were, respectively, 252 and 284 securities in unrealized loss positions. Based on analysis of available-for-sale debt securities with unrealized losses as of September 30, 2025, the Company determined the decline in value was unrelated to credit losses and was primarily caused by changes in interest rates and market spreads subsequent to the initial purchase of the securities. Management does not intend to sell and the Company is not likely to be required to sell these securities prior to maturity. As a result, no ACL was recorded on available-for-sale securities at September 30, 2025 and  December 31, 2024. As part of this determination, consideration was given to the extent to which fair value was less than amortized cost, adverse security ratings by a rating agency and other factors.

NOTE 3. LOANS RECEIVABLE

Loans receivable consisted of the following:

	September 30,	December 31,
	2025	2024
	(In Thousands)
Real estate loans:
Residential 1-4 family	$184,542	$199,422
Commercial real estate	943,137	916,783

Other loans:
Home equity	106,648	97,543
Consumer	25,558	28,513
Commercial	297,886	278,385

Total	1,557,771	1,520,646

Allowance for credit losses	(17,740)	(16,850)
Total loans, net	$1,540,031	$1,503,796

Included in the above are loans guaranteed by U.S. government agencies totaling $12,759,000 and $16,309,000 at September 30, 2025 and  December 31, 2024, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

The following table provides allowance for credit losses activity for the three months ended September 30, 2025.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, July 1, 2025	$2,005	$11,422	$539	$222	$3,542	$17,730
Charge-offs	-	(33)	-	(41)	(6)	(80)
Recoveries	-	4	-	3	1	8
Provision	10	41	1	1	29	82
Total ending allowance balance, September 30, 2025	$2,015	$11,434	$540	$185	$3,566	$17,740

The following table provides allowance for credit losses activity for the nine months ended September 30, 2025.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, January 1, 2025	$1,911	$10,907	$553	$245	$3,234	$16,850
Charge-offs	-	(33)	(27)	(71)	(6)	(137)
Recoveries	-	9	-	4	2	15
Provision	104	551	14	7	336	1,012
Total ending allowance balance, September 30, 2025	$2,015	$11,434	$540	$185	$3,566	$17,740

The following table provides allowance for credit losses activity for the three months ended September 30, 2024.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, July 1, 2024	$1,898	$10,932	$554	$295	$3,151	$16,830
Charge-offs	-	-	-	(22)	-	(22)
Recoveries	-	3	-	-	2	5
Provision	38	202	9	2	66	317
Total ending allowance balance, September 30, 2024	$1,936	$11,137	$563	$275	$3,219	$17,130

The following table provides allowance for credit losses activity for the nine months ended September 30, 2024.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, January 1, 2024	$1,866	$10,691	$540	$304	$3,039	$16,440
Charge-offs	-	-	-	(35)	-	(35)
Recoveries	-	13	-	2	66	81
Provision	70	433	23	4	114	644
Total ending allowance balance, September 30, 2024	$1,936	$11,137	$563	$275	$3,219	$17,130

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

Internal classification of the loan portfolio by amortized cost and based on year originated was as follows:

	September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Loans
	(In Thousands)
RESIDENTIAL 1-4 FAMILY
Pass	$16,094	$16,423	$23,020	$30,090	$18,161	$42,390	$1,310	$147,488
Substandard	-	249	-	722	-	660	-	1,631
Total Residential 1-4 family	16,094	16,672	23,020	30,812	18,161	43,050	1,310	149,119
Current-period gross charge-offs	-	-	-	-	-	-	-	-
RESIDENTIAL 1-4 FAMILY CONSTRUCTION
Pass	13,602	8,044	1,403	11,047	-	-	-	34,096
Substandard	-	-	1,327	-	-	-	-	1,327
Total Residential 1-4 family construction	13,602	8,044	2,730	11,047	-	-	-	35,423
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL REAL ESTATE
Pass	28,615	61,380	65,060	191,457	121,075	157,373	37,887	662,847
Special Mention	-	-	258	421	-	-	2,948	3,627
Substandard	-	-	520	-	435	2,974	-	3,929
Total Commercial real estate	28,615	61,380	65,838	191,878	121,510	160,347	40,835	670,403
Current-period gross charge-offs	-	-	-	-	-	33	-	33
COMMERCIAL CONSTRUCTION AND DEVELOPMENT
Pass	34,690	27,045	7,843	14,662	7,831	12,100	8,357	112,528
Substandard	-	-	-	-	-	927	-	927
Total Commercial construction and development	34,690	27,045	7,843	14,662	7,831	13,027	8,357	113,455
Current-period gross charge-offs	-	-	-	-	-	-	-	-
FARMLAND
Pass	22,939	20,100	17,302	27,055	18,247	47,457	2,306	155,406
Special Mention	-	-	333	250	-	430	-	1,013
Substandard	-	188	54	1,129	-	1,433	56	2,860
Total Farmland	22,939	20,288	17,689	28,434	18,247	49,320	2,362	159,279
Current-period gross charge-offs	-	-	-	-	-	-	-	-
HOME EQUITY
Pass	1,840	1,226	1,040	2,885	286	2,480	96,531	106,288
Special Mention	-	-	-	-	-	21	-	21
Substandard	-	-	33	-	40	12	254	339
Total Home Equity	1,840	1,226	1,073	2,885	326	2,513	96,785	106,648
Current-period gross charge-offs	-	1	-	-	-	26	-	27
CONSUMER
Pass	7,706	6,371	4,592	2,834	873	853	2,022	25,251
Special Mention	-	-	6	-	-	-	15	21
Substandard	-	39	111	15	10	106	5	286
Total Consumer	7,706	6,410	4,709	2,849	883	959	2,042	25,558
Current-period gross charge-offs	-	12	39	8	-	-	12	71
COMMERCIAL
Pass	14,911	28,590	20,817	15,260	11,067	17,070	33,239	140,954
Special Mention	-	-	327	174	-	-	200	701
Substandard	-	1,131	41	-	14	184	4	1,374
Total Commercial	14,911	29,721	21,185	15,434	11,081	17,254	33,443	143,029
Current-period gross charge-offs	-	-	-	6	-	-	-	6
AGRICULTURAL
Pass	36,729	21,685	8,974	6,062	3,193	2,839	68,971	148,453
Special Mention	91	1,184	1,742	-	-	626	-	3,643
Substandard	-	1,728	824	-	-	209	-	2,761
Total Agricultural	36,820	24,597	11,540	6,062	3,193	3,674	68,971	154,857
Current-period gross charge-offs	-	-	-	-	-	-	-	-
TOTAL LOANS
Pass	177,126	190,864	150,051	301,352	180,733	282,562	250,623	1,533,311
Special Mention	91	1,184	2,666	845	-	1,077	3,163	9,026
Substandard	-	3,335	2,910	1,866	499	6,505	319	15,434
Total	$177,217	$195,383	$155,627	$304,063	$181,232	$290,144	$254,105	$1,557,771

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

The following tables include information regarding delinquencies within the loan portfolio.

	September 30, 2025
	Loans Past Due and Still Accruing

		90 Days		Nonaccrual	Nonaccrual
	30-89 Days	and		Loans with	Loans with	Current	Total
	Past Due	Greater	Total	no ACL	ACL	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$793	$874	$1,667	$341	$-	$147,111	$149,119
Residential 1-4 family construction	-	-	-	-	-	35,423	35,423
Commercial real estate	103	-	103	420	-	669,880	670,403
Commercial construction and development	260	-	260	1	-	113,194	113,455
Farmland	2,385	988	3,373	316	-	155,590	159,279
Other loans:
Home equity	97	-	97	348	-	106,203	106,648
Consumer	307	-	307	116	56	25,079	25,558
Commercial	97	1	98	187	4	142,740	143,029
Agricultural	3,807	293	4,100	177	-	150,580	154,857
Total	$7,849	$2,156	$10,005	$1,906	$60	$1,545,800	$1,557,771

	December 31, 2024
	Loans Past Due and Still Accruing

		90 Days		Nonaccrual	Nonaccrual
	30-89 Days	and		Loans with	Loans with	Current	Total
	Past Due	Greater	Total	no ACL	ACL	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$1,326	$623	$1,949	$469	$-	$151,303	$153,721
Residential 1-4 family construction	-	-	-	961	-	44,740	45,701
Commercial real estate	5,739	-	5,739	268	-	639,955	645,962
Commercial construction and development	951	-	951	2	-	123,258	124,211
Farmland	54	-	54	190	-	146,366	146,610
Other loans:
Home equity	382	-	382	335	-	96,826	97,543
Consumer	195	-	195	98	23	28,197	28,513
Commercial	1,064	-	1,064	200	4	142,771	144,039
Agricultural	566	-	566	677	-	133,103	134,346
Total	$10,277	$623	$10,900	$3,200	$27	$1,506,519	$1,520,646

Interest income recognized on nonaccrual loans for the three and nine months ended September 30, 2025 and 2024 is considered insignificant. Interest payments received on a cash basis related to nonaccrual loans were $247,000 at September 30, 2025 and $522,000 at  December 31, 2024.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans.

	September 30, 2025
	Real Estate	Business Assets	Other
	(In Thousands)
Real estate loans:
Residential 1-4 family	$1,186	$-	$-
Commercial real estate	99	420	-
Commercial construction and development	1	-	-
Farmland	2,440	-	-
Other loans:
Home equity	270	-	-
Consumer	-	-	257
Commercial	-	180	4
Agricultural	32	2,553	-
Total	$4,028	$3,153	$261

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

	As of or For the
	Three Months Ended
	September 30, 2025
	Term Extension and Payment Deferral		Term Extension and Interest Rate Reduction
	Amortized Cost Basis	Percent of Loan Category	Amortized Cost Basis	Percent of Loan Category	Total
	(Dollars in Thousands)
Other loans:
Home equity	260	0.24%	-	0.0%	260
Commercial	150	0.11%	-	0.0%	150
Total	$410		$-		$410

	As of or For the
	Nine Months Ended
	September 30, 2025
	Term Extension and Payment Deferral		Term Extension and Interest Rate Reduction
	Amortized Cost Basis	Percent of Loan Category	Amortized Cost Basis	Percent of Loan Category	Total
	(Dollars in Thousands)
Real estate loans:
Residential 1-4 family	$625	0.42%	$-	0.0%	$625
Commercial real estate	-	0.0%	191	0.03%	191
Other loans:
Home equity	373	0.35%	-	0.0%	373
Commercial	150	0.11%	-	0.0%	150
Agricultural	177	0.11%	-	0.0%	177
Total	$1,325		$191		$1,516

During the three and nine months ended  September 30, 2025, the Company modified four and ten loans, respectively.

During the three months ended  September 30, 2024, the Company did not modify any loans.

During the nine months ended September 30, 2024, the Company modified one farmland loan by extending the payment for seven months. The loan had amortized cost of $155,000 or 0.1% of farmland loans at September 30, 2024. The loan paid off during the fourth quarter of 2024.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. MORTGAGE SERVICING RIGHTS

The Company is servicing mortgage loans for the benefit of others which are not included in the condensed consolidated statements of financial condition and have unpaid principal balances of $1,985,758,000 and $2,016,242,000 at  September 30, 2025 and December 31, 2024, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $1,179,000 and $1,265,000 for the three months ended September 30, 2025 and 2024, respectively. Mortgage loan servicing fees were $3,690,000 and $3,844,000 for the nine months ended September 30, 2025 and 2024, respectively. These fees, net of amortization, are included in mortgage banking, net, which is a component of noninterest income on the condensed consolidated statements of income.

Custodial balances maintained in connection with the foregoing loan servicing are included in noninterest checking deposits and were $21,055,000 and $10,077,000 at  September 30, 2025 and December 31, 2024, respectively.

The following is a summary of activity in mortgage servicing rights:

	As of or For the
	Three Months Ended
	September 30,
	2025	2024
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$15,120	$15,614
Mortgage servicing rights capitalized	471	342
Amortization of mortgage servicing rights	(460)	(513)
Ending balance	$15,131	$15,443

	As of or For the
	Nine Months Ended
	September 30,
	2025	2024
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$15,376	$15,853
Mortgage servicing rights capitalized	1,097	941
Amortization of mortgage servicing rights	(1,342)	(1,351)
Ending balance	$15,131	$15,443

The fair values of these mortgage servicing rights were $20,465,000 and $20,370,000 at  September 30, 2025 and December 31, 2024, respectively. The fair value of mortgage servicing rights was determined at loan level, depending on the interest rate and term of the specific loan, using the following valuation assumptions:

	September 30,	December 31,
	2025	2024
Key assumptions:
Discount rate	12%	12%
Prepayment speed range	0 - 212%	0 - 209%
Weighted average prepayment speed	118%	110%

NOTE 5. DEPOSITS

Deposits are summarized as follows:

	September 30,	December 31,
	2025	2024
	(In Thousands)
Noninterest checking	$429,064	$419,211
Interest-bearing checking	215,128	221,476
Savings	204,367	210,572
Money market	450,787	367,094
Time certificates of deposit	452,833	462,875
Total	$1,752,179	$1,681,228

There were no brokered time certificates of deposit at September 30, 2025 and December 31, 2024.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

	September 30, 2025		December 31, 2024
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)
Subordinated debentures fixed at 5.50% to floating effective July 1, 2025, due 2030	$15,000	$(160)	$15,000	$(185)
Subordinated debentures fixed at 3.50% to floating, due 2032	40,000	(734)	40,000	(821)
Subordinated debentures variable at 3-Month SOFR plus 1.68%, due 2035	5,155	-	5,155	-
Total other long-term debt	$60,155	$(894)	$60,155	$(1,006)

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

In June 2020, the Company completed the issuance of $15,000,000 in aggregate principal amount of subordinated notes due in 2030 in a private placement transaction to certain qualified institutional accredited investors. The notes bore interest at an annual fixed rate of 5.50% payable semi-annually. Starting July 1, 2025, interest accrued at a floating rate per annum equal to a benchmark rate, which was three-month term SOFR plus a spread of 509.0 basis points, payable quarterly. The floating rate was 9.39% for the three months ended September 30, 2025. The notes were subject to redemption at the option of the Company on or after July 1, 2025. The notes were redeemed October 1, 2025 utilizing a line of credit with a correspondent bank to finance the redemption payment. The subordinated debentures qualified as Tier 2 capital for regulatory capital purposes.

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at three-month LIBOR plus 1.42%, making the rate 6.20% as of December 31, 2023. In December of 2022, Governors of the Federal Reserve System adopted final rule 12 C.F.R. Part 253, Regulation Implementing the Adjustable Interest Rate (LIBOR) Act. Rule 253 identified SOFR-benchmark rates to replace LIBOR in certain financial contracts after June 30, 2023. As a result, the variable rate for interest payable converted to three-month CME Term SOFR plus 1.68% during the quarter ended March 31, 2024. The rate was 5.66% as of September 30, 2025. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date. The subordinated debentures qualify as Tier 1 capital for regulatory purposes.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

Unrealized
(Losses) Gains
on Securities
Available-for-Sale
(In Thousands)
Balance, July 1, 2025	$(17,858)
Other comprehensive income, before reclassifications and income taxes	4,191
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax provision	(1,103)
Total other comprehensive income	3,088
Balance, September 30, 2025	$(14,770)

Balance, July 1, 2024	$(20,877)
Other comprehensive income, before reclassifications and income taxes	7,847
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax provision	(2,066)
Total other comprehensive income	5,781
Balance, September 30, 2024	$(15,096)

Balance, January 1, 2025	$(20,146)
Other comprehensive income, before reclassifications and income taxes	7,306
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax provision	(1,930)
Total other comprehensive income	5,376
Balance, September 30, 2025	$(14,770)

Balance, January 1, 2024	$(19,945)
Other comprehensive income, before reclassifications and income taxes	6,582
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax provision	(1,733)
Total other comprehensive income	4,849
Balance, September 30, 2024	$(15,096)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. EARNINGS PER COMMON SHARE

The computations of basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Dollars in Thousands, Except Per Share Data)
Basic weighted average shares outstanding	7,796,304	7,836,921	7,799,899	7,830,947
Dilutive effect of stock compensation	32,266	23,217	22,926	17,249
Diluted weighted average shares outstanding	7,828,570	7,860,138	7,822,825	7,848,196

Net income available to common shareholders	$3,630	$2,709	$10,106	$6,345

Basic earnings per common share	$0.47	$0.35	$1.30	$0.81

Diluted earnings per common share	$0.46	$0.34	$1.29	$0.81

Restricted stock units excluded from the diluted average outstanding share calculation because their effect would be anti-dilutive	-	2,223	-	9,684

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

Derivatives are summarized as follows:

	September 30, 2025			December 31, 2024
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$19,349	$-	$45	$10,155	$-	$103
Forward TBA mortgage-backed securities	22,000	54	-	10,000	142	-

Changes in the fair value of the derivatives are recorded in mortgage banking, net, within noninterest income on the condensed consolidated statements of income. Net gains of $132,000 were recorded for the three months ended September 30, 2025, compared to net gains of $118,000 for the three months ended September 30, 2024. Net losses of $31,000 were recorded for the nine months ended September 30, 2025, compared to net gains of $51,000 for the nine months ended September 30, 2024.

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

	September 30, 2025
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities:
U.S. government and agency obligations	$-	$4,336	$-	$4,336
U.S. treasury obligations	44,865	-	-	44,865
Municipal obligations	-	117,089	-	117,089
Corporate obligations	-	1,966	-	1,966
Mortgage-backed securities	-	27,083	-	27,083
Collateralized mortgage obligations	-	77,600	-	77,600
Asset-backed securities	-	6,981	-	6,981
Loans held-for-sale	-	10,364	-	10,364
Forward TBA mortgage-backed securities	-	54	-	54
Financial liabilities:
Interest rate lock commitments	-	-	45	45

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities:
U.S. government and agency obligations	$-	$5,195	$-	$5,195
U.S. treasury obligations	46,913	-	-	46,913
Municipal obligations	-	117,877	-	117,877
Corporate obligations	-	4,162	-	4,162
Mortgage-backed securities	-	28,235	-	28,235
Collateralized mortgage obligations	-	82,623	-	82,623
Asset-backed securities	-	7,585	-	7,585
Loans held-for-sale	-	13,368	-	13,368
Forward TBA mortgage-backed securities	-	142	-	142
Financial liabilities:
Interest rate lock commitments	-	-	103	103

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

The following table summarizes financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

	September 30, 2025
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Collateral-dependent loans individually evaluated, net of ACL	$-	$-	$30	$30

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Collateral-dependent loans individually evaluated, net of ACL	$-	$-	$96	$96

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

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2025.

	As of or For the		As of or For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	Interest Rate Lock Commitments		Interest Rate Lock Commitments
	(In Thousands)		(In Thousands)
Beginning balance	$17	$(91)	$(103)	$15
Purchases and issuances	(107)	(84)	(135)	(478)
Sales and settlements	45	135	193	423
Ending balance	$(45)	$(40)	$(45)	$(40)
Unrealized (losses) gains related to items held during the period	$(62)	$51	$58	$(55)

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

	September 30, 2025
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$29,515	$-	$-	$29,515	$29,515
FHLB stock	-	5,200	-	5,200	5,200
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,523,344	1,523,344	1,557,771
Mortgage servicing rights	-	-	20,465	20,465	15,131
Financial liabilities:
Non-maturing interest-bearing deposits	-	870,282	-	870,282	870,282
Time certificates of deposit	-	-	451,656	451,656	452,833
FHLB advances and other borrowings	-	-	79,254	79,254	79,167
Other long-term debt	-	-	59,010	59,010	60,155

	December 31, 2024
				Total
	Level 1	Level 2	Level 3	Estimated	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$31,559	$-	$-	$31,559	$31,559
FHLB stock	-	7,778	-	7,778	7,778
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,466,511	1,466,511	1,520,646
Mortgage servicing rights	-	-	20,370	20,370	15,376
Financial liabilities:
Non-maturing interest-bearing deposits	-	799,142	-	799,142	799,142
Time certificates of deposit	-	-	461,254	461,254	462,875
FHLB advances and other borrowings	-	-	141,057	141,057	140,930
Other long-term debt	-	-	58,024	58,024	60,155

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

This discussion and analysis provides information that management believes is necessary to understand Eagle's financial condition, changes in financial condition, results of operations, and cash flows for the three and nine months ended September 30, 2025, as compared to the same period of 2024. The following should be read in conjunction with the Company's Consolidated Financial Statements, and accompanying Notes thereto, for the year ended December 31, 2024, included in Eagle's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on March 14, 2025, and in conjunction with the Condensed Consolidated Financial Statements, and accompanying Notes thereto, included in Part I - Item 1. Financial Statements of this report. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee decreased the federal funds target rate to 4.50% during the year ended December 31, 2024. The rate was decreased to 4.25% during the nine months ended September 30, 2025.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between September 30, 2025 and December 31, 2024.

Total assets were $2.12 billion at September 30, 2025, an increase of $16.72 million, or 0.8% from $2.10 billion at December 31, 2024. Loans receivable, net increased by $36.23 million, or 2.4% from December 31, 2024. However, securities available-for-sale decreased $12.67 million, or 4.3% from December 31, 2024. Total liabilities were $1.93 billion at September 30, 2025, an increase of $4.99 million, or 0.3% from $1.93 billion at December 31, 2024. The increase was largely due to an increase in total deposits, offset by a decrease in FHLB advances. Total deposits increased $70.95 million from December 31, 2024 and total borrowings decreased $61.65 million from December 31, 2024. Total shareholders’ equity increased $11.72 million, or 6.7% from December 31, 2024.

Financial Condition Details

Investment Activities

The following table summarizes investment activities:

	September 30,		December 31,
	2025		2024
	Fair Value	Percent of Total	Fair Value	Percent of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency obligations	$4,336	1.55%	$5,195	1.78%
U.S. treasury obligations	44,865	16.03	46,913	16.03
Municipal obligations	117,089	41.83	117,877	40.29
Corporate obligations	1,966	0.70	4,162	1.42
Mortgage-backed securities	27,083	9.68	28,235	9.65
Collateralized mortgage obligations	77,600	27.72	82,623	28.24
Asset-backed securities	6,981	2.49	7,585	2.59
Total securities available-for-sale	$279,920	100.00%	$292,590	100.00%

Securities available-for-sale were $279.92 million at September 30, 2025, a decrease of $12.67 million, or 4.3% from $292.59 million at December 31, 2024. The decrease was primarily due to maturity, principal payments and call activity of $22.36 million offset by a security purchase of $3.02 million and an increase in fair value of $7.31 million.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	September 30,		December 31,
	2025		2024
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real estate loans:
Residential 1-4 family (1)	$149,119	9.57%	$153,721	10.11%
Residential 1-4 family construction	35,423	2.27	45,701	3.01
Total residential 1-4 family	184,542	11.84	199,422	13.12

Commercial real estate	670,403	43.04	645,962	42.48
Commercial construction and development	113,455	7.28	124,211	8.17
Farmland	159,279	10.22	146,610	9.64
Total commercial real estate	943,137	60.54	916,783	60.29

Total real estate loans	1,127,679	72.38	1,116,205	73.41

Other loans:
Home equity	106,648	6.85	97,543	6.41
Consumer	25,558	1.64	28,513	1.88

Commercial	143,029	9.18	144,039	9.47
Agricultural	154,857	9.95	134,346	8.83
Total commercial loans	297,886	19.13	278,385	18.30

Total other loans	430,092	27.62	404,441	26.59

Total loans	1,557,771	100.00%	1,520,646	100.00%

Allowance for credit losses	(17,740)		(16,850)
Total loans, net	$1,540,031		$1,503,796

(1)	Excludes loans held-for-sale.

Loans receivable, net increased $36.23 million, or 2.4%, to $1.54 billion at September 30, 2025 from $1.50 billion at December 31, 2024. The increase was largely driven by an increase in commercial real estate loans of $26.36 million, an increase in total commercial loans of $19.50 million and an increase of $9.11 million in home equity loans. The increases were slightly offset by a decrease of $14.88 million in total residential loans and a decrease of $2.95 million in consumer loans.

Total loan originations were $433.43 million for the nine months ended September 30, 2025. Total residential 1-4 family originations were $203.48 million, which includes $163.16 million of loans held-for-sale originations. Total commercial originations were $99.35 million. Total commercial real estate originations were $96.99 million. Home equity loan originations totaled $23.56 million. Consumer loan originations totaled $10.05 million. Loans held-for-sale decreased by $3.01 million to $10.36 million at September 30, 2025 from $13.37 million at December 31, 2024.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for credit losses. Subsequent write-downs are recorded as a charge to operations. As of September 30, 2025 and December 31, 2024 there was $86,000 and $45,000, respectively, of real estate owned and other repossessed property.

The following table sets forth information regarding nonperforming assets:

	September 30,	December 31,
	2025	2024
	(Dollars in Thousands)
Nonaccrual loans
Real estate loans:
Residential 1-4 family	$341	$469
Residential 1-4 family construction	-	961
Commercial real estate	420	268
Commercial construction and development	1	2
Farmland	316	190
Other loans:
Home equity	348	335
Consumer	172	121
Commercial	191	204
Agricultural	177	677
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	874	623
Farmland	988	-
Other loans:
Commercial	1	-
Agricultural	293	-
Total nonperforming loans	4,122	3,850
Real estate owned and other repossessed property, net	86	45
Total nonperforming assets	$4,208	$3,895

Total nonperforming loans to total loans	0.26%	0.25%
Total nonperforming loans to total assets	0.19%	0.18%
Total nonaccrual loans to total loans	0.13%	0.21%
Total nonperforming assets to total assets	0.20%	0.19%

Nonaccrual loans as of September 30, 2025 and December 31, 2024 include $470,000 and $591,000, respectively of acquired loans that deteriorated subsequent to the acquisition date.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables include the composition of the commercial real estate loan category:

	September 30, 2025
	Non-Owner Occupied	Owner Occupied	Total	Percent of Total CRE
	(Dollars In Thousands)
Automotive related	$-	$23,301	$23,301	3.48%
Bars and restaurants	5,442	15,895	21,337	3.18
Car washes	983	-	983	0.15
Construction and related industries	15,189	15,665	30,854	4.60
Healthcare and social assistance	9,798	13,806	23,604	3.52
Hospitality industry related	-	12,137	12,137	1.81
Hotels and other traveler accommodations	80,618	-	80,618	12.03
Industrial/warehouse	63,745	-	63,745	9.51
Lessors of mini warehouses and self-storage units	19,108	-	19,108	2.85
Lessors of nonresidential buildings	60,948	-	60,948	9.09
Lessors of other real estate property	29,921	-	29,921	4.46
Multifamily	121,031	-	121,031	18.06
Office space	20,063	41,502	61,565	9.18
Other real estate rental and leasing	6,262	-	6,262	0.93
Real estate leasing activities	-	29,487	29,487	4.40
Wholesale and retail trade	7,767	12,878	20,645	3.08
Other	42,031	22,826	64,857	9.67
Total commercial real estate	$482,906	$187,497	$670,403	100.00%

	December 31, 2024
	Non-Owner Occupied	Owner Occupied	Total	Percent of Total CRE
	(Dollars In Thousands)
Automotive related	$-	$23,738	$23,738	3.67%
Bars and restaurants	5,030	15,912	20,942	3.24
Car washes	884	-	884	0.14
Construction and related industries	19,717	13,968	33,685	5.21
Healthcare and social assistance	10,483	13,907	24,390	3.78
Hospitality industry related	-	13,764	13,764	2.13
Hotels and other traveler accommodations	66,702	-	66,702	10.33
Industrial/warehouse	51,168	-	51,168	7.92
Lessors of mini warehouses and self-storage units	16,682	-	16,682	2.58
Lessors of nonresidential buildings	67,782	-	67,782	10.49
Lessors of other real estate property	31,675	-	31,675	4.90
Multifamily	113,789	-	113,789	17.63
Office space	20,553	38,104	58,657	9.08
Other real estate rental and leasing	6,836	-	6,836	1.06
Real estate leasing activities	-	27,465	27,465	4.25
Wholesale and retail trade	11,969	12,705	24,674	3.82
Other	37,876	25,253	63,129	9.77
Total commercial real estate	$461,146	$184,816	$645,962	100.00%

Commercial real estate loans made up $670.40 million or 43.0% of the Bank's total loan portfolio at September 30, 2025, compared to $645.96 million or 42.5% at December 31, 2024. The Bank's commercial real estate loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses, and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by the Bank will not exceed 80.0% of the appraised value or the selling price of the property, whichever is less. The Bank's commercial real estate portfolio's average loan-to-value ratio range was 32% to 48% as of September 30, 2025.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	September 30,		December 31,
	2025		2024
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$429,064	24.49%	$419,211	24.94%
Interest-bearing checking	215,128	12.28	221,476	13.17
Savings	204,367	11.66	210,572	12.52
Money market	450,787	25.73	367,094	21.83
Total	1,299,346	74.16	1,218,353	72.46
Certificates of deposit accounts:
IRA certificates	21,150	1.21	21,419	1.27
Other certificates	431,683	24.63	441,456	26.27
Total certificates of deposit	452,833	25.84	462,875	27.54
Total deposits	$1,752,179	100.00%	$1,681,228	100.00%

Deposits increased by $70.95 million, or 4.2%, from December 31, 2024 to September 30, 2025. Money market deposits increased by $83.70 million and noninterest checking increased by $9.85 million. These increases were partially offset by decreases in certificates of deposits of $10.05 million, interest-bearing checking of $6.35 million and savings of $6.20 million.

The estimated amount of uninsured deposits was approximately $339.7 million or 19% of total deposits at September 30, 2025 compared to approximately $323.0 million or 19% of total deposits at December 31, 2024.

The following table summarizes borrowing activity:

	September 30,		December 31,
	2025		2024
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings	$79,167	57.19%	$140,930	70.44%
Other long-term debt:
Subordinated debentures fixed at 5.50% to floating effective July 1, 2025, due 2030	14,840	10.72	14,815	7.40
Subordinated debentures fixed at 3.50% to floating, due 2032	39,266	28.37	39,179	19.58
Subordinated debentures variable at 3-Month SOFR plus 1.68%, due 2035	5,155	3.72	5,155	2.58
Total other long-term debt	59,261	42.81	59,149	29.56
Total borrowings	$138,428	100.00%	$200,079	100.00%

Total borrowings decreased by $61.65 million, or 30.8%, to $138.43 million at September 30, 2025 from $200.08 million at December 31, 2024, due to a decrease in FHLB advances and other borrowings.

On October 1, 2025, the Company redeemed all of the 5.50% fixed-to-floating rate subordinated notes due July 1, 2030, having an aggregate principal amount of $15.00 million. The Company utilized its line of credit with a correspondent bank to finance the redemption payment. The Company has drawn $15.00 million on the line of credit, which has a two-year maturity and has a variable interest rate equal to 0.50% below the prime rate as published in the Wall Street Journal.

Shareholders’ Equity

Total shareholders’ equity increased by $11.72 million, or 6.7%, to $186.49 million at September 30, 2025 from $174.77 million at December 31, 2024. The increase was primarily attributed to net income of $10.11 million and a decrease in unrealized losses of securities available for sale of $5.38 million. These increases were partially offset by dividends paid of $3.42 million and treasury stock repurchases of $1.16 million.

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

	For the Three Months Ended September 30,
	2025			2024
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investment securities	$280,683	$2,322	3.28%	$305,730	$2,598	3.37%
FHLB and FRB stock	10,233	225	8.72	14,909	266	7.08
Loans receivable(1)	1,581,510	25,213	6.32	1,547,246	23,802	6.10
Other earning assets	7,375	74	3.98	6,784	94	5.50
Total interest-earning assets	1,879,801	27,834	5.87	1,874,669	26,760	5.66
Noninterest-earning assets	251,514			242,170
Total assets	$2,131,315			$2,116,839

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$219,932	$110	0.20%	$212,451	$98	0.18%
Savings	196,886	31	0.06	208,199	33	0.06
Money market	450,622	2,842	2.50	359,018	2,326	2.57
Certificates of deposit	456,416	4,196	3.65	435,610	4,733	4.31
FHLB advances and other borrowings	99,266	1,144	4.57	228,467	3,084	5.36
Other long-term debt	59,242	823	5.51	59,099	684	4.59
Total interest-bearing liabilities	1,482,364	9,146	2.45	1,502,844	10,958	2.89
Noninterest checking	422,231			406,976
Other noninterest-bearing liabilities	43,898			41,857
Total liabilities	1,948,493			1,951,677

Total equity	182,822			165,162

Total liabilities and equity	$2,131,315			$2,116,839
Net interest income/interest rate spread(2)		$18,688	3.42%		$15,802	2.77%

Net interest margin(3)			3.94%			3.34%
Total interest-earning assets to interest-bearing liabilities			126.81%			124.74%

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the Nine Months Ended September 30,
	2025			2024
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investment securities	$287,176	$7,170	3.34%	$308,688	$7,953	3.43%
FHLB and FRB stock	11,126	721	8.66	13,825	777	7.49
Loans receivable(1)	1,554,547	72,975	6.28	1,519,951	68,526	6.01
Other earning assets	6,328	187	3.95	5,004	268	7.14
Total interest-earning assets	1,859,177	81,053	5.83	1,847,468	77,524	5.59
Noninterest-earning assets	250,277			239,483
Total assets	$2,109,454			$2,086,951

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$219,903	$309	0.19%	$217,158	$283	0.17%
Savings	200,494	93	0.06	214,763	102	0.06
Money market	414,284	7,549	2.44	348,695	6,495	2.48
Certificates of deposit	458,917	12,976	3.78	437,644	13,742	4.18
FHLB advances and other borrowings	121,145	4,229	4.67	200,667	8,206	5.45
Other long-term debt	59,203	2,162	4.88	59,062	2,048	4.62
Total interest-bearing liabilities	1,473,946	27,318	2.48	1,477,989	30,876	2.78
Noninterest checking	414,862			406,376
Other noninterest-bearing liabilities	40,947			39,480
Total liabilities	1,929,755			1,923,845

Total equity	179,699			163,106

Total liabilities and equity	$2,109,454			$2,086,951
Net interest income/interest rate spread(2)		$53,735	3.35%		$46,648	2.81%

Net interest margin(3)			3.86%			3.36%
Total interest-earning assets to interest-bearing liabilities			126.14%			125.00%

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

Net Interest Margin (NIM). Net interest margin for the three months ended September 30, 2025 was 3.94%, an increase of 60 basis points compared to September 30, 2024. For the nine months ended September 30, 2025, net interest margin was 3.86%, an increase of 50 basis points compared to the nine months ended September 30, 2024. The change in NIM reflects the increase in yields on interest-earning assets and the decrease in the average rate on interest-bearing liabilities.

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

	For the Three Months Ended September 30,
	2025			2024
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities	$(213)	$(63)	$(276)	$(119)	$(77)	$(196)
FHLB and FRB stock	(83)	42	(41)	9	45	54
Loans receivable(1)	527	884	1,411	1,008	1,726	2,734
Other earning assets	8	(28)	(20)	36	38	74
Total interest-earning assets	239	835	1,074	934	1,732	2,666

Interest-bearing liabilities:
Checking	3	9	12	(6)	16	10
Savings	(2)	-	(2)	(4)	(1)	(5)
Money Market	593	(77)	516	166	584	750
Certificates of deposit	226	(763)	(537)	437	846	1,283
FHLB advances and other borrowings	(1,744)	(196)	(1,940)	493	(81)	412
Other long-term debt	2	137	139	2	(1)	1
Total interest-bearing liabilities	(922)	(890)	(1,812)	1,088	1,363	2,451

Change in net interest income	$1,161	$1,725	$2,886	$(154)	$369	$215

	For the Nine Months Ended September 30,
	2025			2024
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Investment securities	$(554)	$(229)	$(783)	$(696)	$63	$(633)
FHLB and FRB stock	(152)	96	(56)	46	251	297
Loans receivable(1)	1,560	2,889	4,449	4,197	6,387	10,584
Other earning assets	71	(152)	(81)	63	139	202
Total interest-earning assets	925	2,604	3,529	3,610	6,840	10,450

Interest-bearing liabilities:
Checking	4	22	26	(50)	(205)	(255)
Savings	(7)	(2)	(9)	(13)	5	(8)
Money Market	1,222	(168)	1,054	165	2,645	2,810
Certificates of deposit	668	(1,434)	(766)	2,230	4,078	6,308
FHLB advances and other borrowings	(3,252)	(725)	(3,977)	1,928	285	2,213
Other long-term debt	5	109	114	5	8	13
Total interest-bearing liabilities	(1,360)	(2,198)	(3,558)	4,265	6,816	11,081

Change in net interest income	$2,285	$4,802	$7,087	$(655)	$24	$(631)

(1) Includes loans held-for-sale.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following compares the results of operations for the three months ended September 30, 2025 and 2024.

	Three Months Ended
	September 30,
	2025	2024	Dollar Change	Percent Change
	(Dollars in Thousands)
Interest and dividend income	$27,834	$26,760	$1,074	4.0%
Interest expense	9,146	10,958	(1,812)	-16.5
Net interest income	18,688	15,802	2,886	18.3
Provision for credit losses	62	277	(215)	-77.6
Net interest income after provision for credit losses	18,626	15,525	3,101	20.0

Noninterest income	4,717	4,983	(266)	-5.3
Noninterest expense	18,387	17,270	1,117	6.5
Provision for income taxes	1,326	529	797	150.7
Net income	$3,630	$2,709	$921	34.0%

Net Income. Eagle’s net income for the three months ended September 30, 2025 was $3.63 million compared to $2.71 million for the three months ended September 30, 2024. The increase of $921,000 was due to an increase in net interest income after provision for credit losses of $3.10 million, partially offset by an increase in noninterest expense of $1.12 million and an increase in provision for income taxes of $797,000. For the current period, basic earnings per common share was $0.47 and diluted earnings per common share was $0.46. Basic earning per common share was $0.35 and diluted earnings per common share was $0.34 for the three months ended September 30, 2024.

Net Interest Income. Net interest income increased to $18.69 million for the three months ended September 30, 2025, from $15.80 million for the three months ended September 30, 2024. The increase of $2.89 million, or 18.3% was primarily the result of an increase in interest and dividend income of $1.07 million and a decrease in interest expense of $1.81 million.

Interest and Dividend Income. Interest and dividend income was $27.83 million for the three months ended September 30, 2025, compared to $26.76 million for the three months ended September 30, 2024. The increase of $1.07 million, or 4.0% was driven by interest and fees on loans, which increased to $25.21 million for the three months ended September 30, 2025, from $23.80 million for the three months ended September 30, 2024. The increase in interest and fees on loans was due to an increase in the average yield on loans, as well as an increase in the average balance of loans. The average interest rate earned on loans receivable increased by 22 basis points, from 6.10% for the three months ended September 30, 2024, to 6.32% for the current period. Interest accretion on purchased loans was $234,000 for the three months ended September 30, 2025, which resulted in a five basis point increase in net interest margin compared to $167,000 for the three months ended September 30, 2024, which resulted in a three basis point increase in net interest margin. Average balances for loans receivable, including loans held-for-sale, for the three months ended September 30, 2025 were $1.58 billion compared to $1.55 billion for the three months ended September 30, 2024. This represents an increase of $34.26 million, or 2.2% and was due to organic growth. Interest on investment securities available-for-sale decreased by $276,000 period over period due to a decrease in average balances for investments from $305.73 million for the three months ended September 30, 2024 to $280.68 million for the three months ended September 30, 2025. In addition, average interest rates earned on investments decreased from 3.37% for the three months ended September 30, 2024 to 3.28% for the three months ended September 30, 2025.

Interest Expense. Total interest expense was $9.15 million for the three months ended September 30, 2025, compared to $10.96 million for the three months ended September 30, 2024. The decrease of $1.81 million, or 16.5% was due to a net decrease of $1.80 million in interest expense on total borrowings. The decrease in interest expense on total borrowings was driven by the average balance of FHLB advances and other borrowings decreasing from $228.47 million for the three months ended September 30, 2024, to $99.27 million for the three months ended September 30, 2025. The average rate paid on FHLB advances and other borrowings also decreased from 5.36% for the three months ended September 30, 2024, to 4.57% for the three months ended September 30, 2025. The overall average rate on total deposits was also down from 1.76% for the three months ended September 30, 2024, compared to 1.63% for the three months ended September 30, 2025. However, the average balance for total deposits was $1.62 billion for the three months ended September 30, 2024, compared to $1.75 billion for the three months ended September 30, 2025.

Provision for Credit Losses. Provision for credit losses was $62,000 for the three months ended September 30, 2025, compared to $277,000 for the three months ended September 30, 2024. The provision for credit losses for the three months ended September 30, 2025, included a decrease in the provision for credit losses on loans to $82,000, offset slightly by a recapture of the provision for unfunded commitments of $20,000.

Noninterest Income. Total noninterest income was $4.72 million for the three months ended September 30, 2025, compared to $4.98 million for the three months ended September 30, 2024. The decrease of $266,000, or 5.3% was primarily due to a decrease in appreciation in cash surrender value of life insurance of $654,000 due to a death benefit for bank owned life insurance in 2024. The decrease was partially offset by an increase in mortgage banking, net, of $324,000. Mortgage banking, net, includes net gain on sale of mortgage loans which increased to $2.23 million for the three months ended September 30, 2025, compared to $1.69 million for the three months ended September 30, 2024. During the three months ended September 30, 2025, $68.26 million residential mortgage loans were sold compared to $51.02 million in the three months ended September 30, 2024. However, gross margin levels decreased slightly from 3.31% for the three months ended September 30, 2024, to 3.27% for the three months ended September 30, 2025.

Noninterest Expense. Noninterest expense was $18.39 million for the three months ended September 30, 2025, compared to $17.27 million for the three months ended September 30, 2024, an increase of $1.12 million, or 6.5%. The driver of the increase was salaries and employee benefits which increased $1.30 million.

Provision for Income Taxes. Provision for income taxes was $1.33 million for the three months ended September 30, 2025, compared to $529,000 for the three months ended September 30, 2024. The effective tax rate was 26.8% for the current period compared to 16.3% for the three months ended September 30, 2024. The effective tax rate has started to rise as the Company’s pretax earnings have increased at a faster pace than tax-exempt income.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following compares the results of operations for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended
	September 30,
	2025	2024	Dollar Change	Percent Change
	(Dollars in Thousands)
Interest and dividend income	$81,053	$77,524	$3,529	4.6%
Interest expense	27,318	30,876	(3,558)	-11.5
Net interest income	53,735	46,648	7,087	15.2
Provision for credit losses	1,142	554	588	106.1
Net interest income after provision for credit losses	52,593	46,094	6,499	14.1

Noninterest income	13,540	13,204	336	2.5
Noninterest expense	53,319	51,610	1,709	3.3
Provision for income taxes	2,708	1,343	1,365	101.6
Net income	$10,106	$6,345	$3,761	59.3%

Net Income. Eagle’s net income for the nine months ended September 30, 2025 was $10.11 million compared to $6.35 million for the nine months ended September 30, 2024. The increase of $3.76 million was due to an increase in net interest income after provision for credit losses of $6.50 million, partially offset by an increase in noninterest expense of $1.71 million and an increase in provision for income taxes of $1.37 million. For the current period, basic earnings per common share was $1.30 and diluted earnings per common share was $1.29. Basic and diluted earnings per common share were both $0.81 for the nine months ended September 30, 2024.

Net Interest Income. Net interest income increased to $53.74 million for the nine months ended September 30, 2025, from $46.65 million for the nine months ended September 30, 2024. The increase of $7.09 million, or 15.2% was primarily the result of an increase in interest and dividend income of $3.53 million and a decrease in interest expense of $3.56 million.

Interest and Dividend Income. Interest and dividend income was $81.05 million for the nine months ended September 30, 2025, compared to $77.52 million for the nine months ended September 30, 2024. The increase of $3.53 million, or 4.6% was driven by interest and fees on loans, which increased to $72.98 million for the nine months ended September 30, 2025, from $68.53 million for the nine months ended September 30, 2024. The increase in interest and fees on loans was due to an increase in the average yield on loans, as well as an increase in the average balance of loans. The average interest rate earned on loans receivable increased by 27 basis points, from 6.01% for the nine months ended September 30, 2024, to 6.28% for the current period. Interest accretion on purchased loans was $1.01 million for the nine months ended September 30, 2025, which resulted in an seven basis point increase in net interest margin compared to $590,000 for the nine months ended September 30, 2024, which resulted in a four basis point increase in net interest margin. Average balances for loans receivable, including loans held-for-sale, for the nine months ended September 30, 2025 were $1.55 billion compared to $1.52 billion for the nine months ended September 30, 2024. This represents an increase of $34.60 million, or 2.3% and was due to organic growth. Interest on investment securities available-for-sale decreased by $783,000 period over period, due to the decrease in average balances for investments from $308.69 million for the nine months ended September 30, 2024 to $287.18 million for the nine months ended September 30, 2025. In addition, average interest rates earned on investments decreased from 3.43% for the nine months ended September 30, 2024, to 3.34% for the nine months ended September 30, 2025.

Interest Expense. Total interest expense was $27.32 million for the nine months ended September 30, 2025, compared to $30.88 million for the nine months ended September 30, 2024. The decrease of $3.56 million, or 11.5% was primarily due to a net decrease of $3.87 million in interest expense on total borrowings. The decrease in interest expense on total borrowings was driven by the average balance of FHLB advances and other borrowings decreasing from $200.67 million for the nine months ended September 30, 2024, to $121.15 million for the nine months ended September 30, 2025. The average rate paid on FHLB advances and other borrowings also decreased from 5.45% for the nine months ended September 30, 2024, to 4.67% for the nine months ended September 30, 2025. The overall average rate on total deposits was down from 1.69% for the nine months ended September 30, 2024, compared to 1.64% for the nine months ended September 30, 2025.  However, the average balance for total deposits was $1.62 billion for the nine months ended September 30, 2024, compared to $1.71 billion for the nine months ended September 30, 2025.

Provision for Credit Losses. Provision for credit losses was $1.14 million for the nine months ended September 30, 2025, compared to $554,000 for the nine months ended September 30, 2024. The increase in the provision was largely driven by loan growth. The provision for credit losses for the nine months ended September 30, 2025, included an increase in the provision for credit losses on loans to $1.01 million and an increase in the provision for unfunded commitments to $130,000.

Noninterest Income. Total noninterest income was $13.54 million for the nine months ended September 30, 2025, compared to $13.20 million for the nine months ended September 30, 2024. The increase of $336,000, or 2.5% was primarily due to an increase in mortgage banking, net, of $781,000, partially offset by a decrease in appreciation in cash surrender value of life insurance of $519,000 due to a death benefit for bank owned life insurance in 2024. Mortgage banking, net, includes net gain on sale of mortgage loans which increased to $5.66 million for the nine months ended September 30, 2025, compared to $4.70 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, $165.65 million residential mortgage loans were sold compared to $147.81 million in the nine months ended September 30, 2024. Gross margin levels increased from 3.18% for the nine months ended September 30, 2024, to 3.42% for the nine months ended September 30, 2025.

Noninterest Expense. Noninterest expense was $53.32 million for the nine months ended September 30, 2025, compared to $51.61 million for the nine months ended September 30, 2024, an increase of $1.71 million, or 3.3%. Salaries and employee benefits increased by $1.62 million. Software subscriptions also increased by $503,000 due to new system implementations. However, contract changes led to lower data processing expense which decreased $533,000.

Provision for Income Taxes. Provision for income taxes was $2.71million for the nine months ended September 30, 2025, compared to $1.34 million for the nine months ended September 30, 2024. The effective tax rate was 21.1% for the current period and 17.5% for the nine months ended September 30, 2024. The effective tax rate has started to rise as the Company’s pretax earnings have increased at a faster pace than tax-exempt income.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity

The Bank is required by regulation to maintain sufficient levels of liquidity for safety and soundness purposes. Appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0% and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 90 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of September 30, 2025 and December 31, 2024.

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

The Company's available borrowing capacity was approximately $508.00 million as of September 30, 2025 and $404.00 million as of December 31, 2024.

	September 30,		December 31,
	2025		2024
	Borrowings	Remaining Borrowing	Borrowings	Remaining Borrowing
	Outstanding	Capacity	Outstanding	Capacity
	(In Thousands)
Federal Home Loan Bank advances	$79,167	$384,334	$140,930	$276,664
Federal Reserve Bank discount window	-	24,083	-	27,349
Correspondent bank lines of credit	-	100,000	-	100,000
Total	$79,167	$508,417	$140,930	$404,013

On October 1, 2025, the Company redeemed all of its outstanding 5.50% fixed-to-floating rate subordinated notes due July 1, 2030, having an aggregate principal amount of $15.00 million.

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

Brokered deposits are another source of funding the Bank may utilize from time to time. As of September 30, 2025, the Bank had no brokered certificates and $5.53 million in brokered money market deposits. As of December 31, 2024, the Bank had no brokered certificates and $5.57 million in brokered money market deposits. Policy limits for brokered deposits are set at 10% of assets.

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

Eagle has a $15.00 million line of credit with a correspondent bank. There was no outstanding balance for this line of credit at September 30, 2025 or December 31, 2024. However, the Company utilized this line of credit on October 1, 2025 to finance the redemption payment for the subordinated notes of $15.00 million. The line of credit has a two-year maturity and a variable interest rate equal to 0.50% below the prime rate as published in the Wall Street Journal. The draw is secured by the assets of the Company and includes certain financial covenants and negative covenants. Outstanding draws on the line impact remaining borrowing capacity for the Company’s correspondent bank lines of credit included above

Eagle's ability to receive dividends from the Bank in future periods will depend on several factors, including, without limitation, the Bank's future profits, asset quality, liquidity, and overall condition. In addition, both the Montana Division of Banking and Financial Institutions and Federal Reserve may require approval to pay dividends, based on certain regulatory statutes and limitations.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

As of September 30, 2025, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200-basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 2.4% compared to an increase of 1.7% at December 31, 2024. A 200-basis point decrease in interest rates scenario decreased EVE by 8.3% compared to a decrease of 7.9% at December 31, 2024. The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

The Bank's regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed "well capitalized" pursuant to State of Montana and FRB rules as of September 30, 2025. The Bank's actual capital amounts and ratios as of September 30, 2025 are presented in the table below and all of the ratios, with the exception of the Tier 1 capital adjusted total average assets ratio, include the capital conservation buffer of 2.50%.

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2025:
Total risk-based capital to risk weighted assets	$238,410	13.79%	$181,583	10.50%	$172,936	10.00%

Tier 1 capital to risk weighted assets	219,140	12.67	146,996	8.50	138,349	8.00

Common equity Tier 1 capital to risk weighted assets	219,140	12.67	121,055	7.00	112,408	6.50

Tier 1 capital to adjusted total average assets	219,140	10.35	84,673	4.00	105,842	5.00

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2024:
Total risk-based capital to risk weighted assets	$229,316	13.49%	$178,521	10.50%	$170,020	10.00%

Tier 1 capital to risk weighted assets	211,066	12.41	144,517	8.50	136,016	8.00

Common equity Tier 1 capital to risk weighted assets	211,066	12.41	119,014	7.00	110,513	6.50

Tier 1 capital to adjusted total average assets	211,066	10.07	83,861	4.00	104,826	5.00

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

The following table includes the Bank’s net interest income sensitivity analysis.

Changes in Market	Rate Sensitivity		Policy	Policy
Interest Rates	As of September 30, 2025		Limits	Limits
(Basis Points)	Year 1	Year 2	Year 1	Year 2

+300	-4.9%	4.4%	-15.0%	-20.0%
+200	-3.1%	4.7%	-15.0%	-15.0%
+100	-1.4%	5.3%	-10.0%	-10.0%
-100	0.4%	3.5%	-10.0%	-10.0%
-200	0.7%	1.3%	-15.0%	-15.0%
-300	2.4%	0.4%	-15.0%	-20.0%

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

During the quarter ended September 30, 2024, Management performed a quantitative goodwill impairment test with assistance from a third-party valuation specialist. The interim determination was primarily driven by a revision in the Company’s earnings outlook in comparison to budget. A weighted average of both the market and income approaches was used in valuing the reporting unit’s fair value. The interim goodwill impairment assessment as of August 31, 2024 concluded that goodwill was not impaired. Our quantitative annual impairment test as of October 31, 2024 also did not result in impairment. However, changing economic conditions that may adversely affect the Company's performance, the fair value of its assets and liabilities, or its stock price could result in future impairment. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. Management will continue to monitor events that could influence this conclusion in the future and will perform its annual goodwill impairment test as of October 31, 2025.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item has been omitted based on Eagle’s status as a smaller reporting company.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of September 30, 2025, our disclosure controls and procedures were not effective as of such date due to ongoing remediation of a material weakness in internal control over financial reporting as of December 31, 2024 described below.

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

Management, with oversight from the Audit Committee, has implemented and continues to implement measures designed to ensure that the control deficiency contributing to the material weakness is remediated so that controls are designed, implemented and operating effectively. The remediation action included restructuring the design of control activities, including consideration of system impacts, surrounding the classification of borrowing activities in order to facilitate appropriate presentation in the financial statements. We believe this action has remediated the material weakness.

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

On April 24, 2025, Eagle's Board of Directors (the "Board") authorized the repurchase of up to 400,000 shares of its common stock beginning May 1, 2025. Under the plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend on market conditions and other corporate considerations. No shares were purchased during the second or third quarter of 2025 under this plan. The plan expires on May 1, 2026.

On April 18, 2024, Eagle's Board of Directors (the "Board") authorized the repurchase of up to 400,000 shares of its common stock beginning May 1, 2024 (the "2024 Repurchase Plan"). Under the 2024 Repurchase Plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend on market conditions and other corporate considerations. No shares were purchased during the second or third quarter of 2024 under this plan. During the fourth quarter of 2024, 25,000 shares were purchased under this plan at an average price of $16.74 per share. During the first quarter of 2025, 50,000 shares were purchased under this plan at an average price of $15.11 per share. During the second quarter of 2025, 25,000 shares were purchased under this plan at an average price of $16.34 per share. The plan expired on May 1, 2025.

On April 20, 2023, the Board authorized the repurchase of up to 400,000 shares of its common stock beginning May 1, 2023. Under the plan, shares could be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchased its shares and the timing of such repurchases depended on market conditions and other corporate considerations. During the second quarter of 2023, 17,901 shares were purchased under this plan at an average price of $12.89 per share. No shares were purchased during the third or fourth quarter of 2023 under this plan. No shares were purchased during the first or second quarter of 2024 under this plan.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

During the three months ended September 30, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

EAGLE BANCORP MONTANA, INC.

Date: November 5, 2025	By:	/s/ Laura F. Clark
Laura F. Clark
President/CEO

Date: November 5, 2025	By:	/s/ Miranda J. Spaulding
Miranda J. Spaulding
SVP/CFO