Form 10-K
period 2025-12-31
Eagle Bancorp Montana, Inc.
filed 2026-03-09
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-34682

Eagle Bancorp Montana, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1449820
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1400 Prospect Avenue, Helena, MT	59601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	406-442-3080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock par value $0.01 per share	EBMT	Nasdaq Global Market

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

☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates of Eagle, computed by reference to the closing price at which the stock was sold as of June 30, 2025 was $121,823,000. The outstanding number of shares of common stock of Eagle as of February 28, 2026 was 7,965,431.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement relating to its 2026 annual meeting of stockholders (“2026 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. The 2026 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end to which this report relates.

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

The following factors, among others, could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	local, regional, national and international economic and market conditions and events, and the impact they may have on us, our customers and our assets and liabilities;
●	competition among depository and other traditional and non-traditional financial services businesses;
●	risks related to the concentration of our business in Montana, including risks associated with changes in the prices, values and sales volume of residential and commercial real estate in Montana;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	the impact of volatility in the U.S. banking industry, including the associated impact of any regulatory changes or other mitigation efforts taken by governmental agencies in response thereto;
●	the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, inflationary pressures and labor shortages on economic conditions and our business;
●	the direct or indirect impact of any new regulatory, policy or enforcement developments resulting from the policies or actions of the current U.S. presidential administration, including the implementation of tariffs and other protectionist trade policies including any reciprocal tariffs by foreign countries, and any uncertainties related thereto;
●	uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements;
●	an inability to access capital markets or maintain deposits or borrowing costs;
●	our ability to assess and monitor the effect of artificial intelligence on our business and operations;
●	our ability to navigate differing social, environmental and sustainability concerns among governmental administrations, our stakeholders, and other activists that may arise from our business activities;
●	changes or volatility in the securities markets that lead to impairment in the value of our investment securities and goodwill;
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

●	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;
●	political developments, uncertainties or instability;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	limitations on Eagle's ability to receive dividends from its subsidiaries;
●	the need to retain capital for strategic or regulatory reasons;
●	changes in consumer spending, borrowing and savings habits;
●	our ability to continue to increase and manage our commercial and residential real estate, multi-family and commercial business loans;
●	possible impairments of securities held by us, including those issued by government entities and government sponsored enterprises;
●	the level of future deposit insurance premium assessments;
●	our ability to implement new technologies and maintain secure and reliable technology systems;
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

The following are the key elements of our business strategy:

●

Continue to diversify our portfolio by emphasizing our growth in commercial real estate and commercial business loans, including agricultural loans, as a complement to our single family residential real estate lending while maintaining disciplined credit underwriting standards. As of December 31, 2025, commercial real estate and commercial business loans constituted approximately 79.18% of total loans;

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

Market Areas

We conduct business through our headquarters in Helena, Montana, in addition to 29 other full-service branches located in Ashland, Big Timber, Billings, Bozeman, Butte, Choteau, Culbertson, Denton, Dutton, Froid, Glasgow, Great Falls, Hamilton, Helena, Hinsdale, Livingston, Missoula, Sheridan, Three Forks, Townsend, Twin Bridges, Winifred and Wolf Point, Montana.

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

The following table reflects our deposit market share and ranking by county:

County	Total Market Share Percentage (1)	Deposit Market Share Rank (1)
Broadwater, MT	100.00%	1
Cascade, MT	2.23	8
Fergus, MT	6.39	5
Gallatin, MT	4.78	7
Lewis and Clark, MT	14.72	3
Madison, MT	35.95	2
Missoula, MT	1.76	8
Park, MT	10.15	4
Ravalli, MT	3.30	7
Roosevelt, MT	54.00	1
Rosebud, MT	4.82	3
Silver Bow, MT	12.62	4
Sweet Grass, MT	41.41	1
Teton, MT	19.61	2
Valley, MT	52.01	1
Yellowstone, MT	1.49	7

(1) Source: FDIC.gov-data as of June 30, 2025.

Competition

We face strong competition in our primary market areas for retail deposits and the origination of loans from both banks and non-bank competitors. Historically, Montana was a unit banking state. This means that the ability of Montana state banks to create branches was either prohibited or significantly restricted. As a result of unit banking, Montana has a significant number of independent financial institutions serving a single community in a single location. While the state’s population is approximately 1.14 million people, there are 44 credit unions in Montana as well as one state-chartered thrift institution and 34 commercial banks as of December 31, 2025. Our most direct competition for depositors has historically come from national banks, super-regional banks, locally owned banks, nontraditional internet based banks, thrift institutions and credit unions operating in our primary market areas. Competition in our primary market areas has increased in recent years. Our competition for loans also comes from banks, thrifts, credit unions and government sponsored entities in addition to mortgage bankers and brokers. Through successive acquisitions, the Company has entered several markets in Montana that are predominantly reliant on agriculture. Accordingly, our lending activities in these markets focus on farm and ranch real estate, annual operating lines of credit, and agriculture related term debt. Competition for agricultural loans comes from both traditional Montana banks and an increasing number of nonbank lenders. These nonbank lenders range from government sponsored entities to large national insurance companies.

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

Fee Income

The Bank receives lending related fee income from a variety of sources. Its principal source of this income is from the origination and servicing of sold mortgage loans. Fees generated from mortgage loan servicing generally consist of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing for loans held by others. Mortgage loan servicing fees were $4.98 million and $5.11 million for the years ended December 31, 2025 and 2024, respectively. Other loan related fee income for late charges and other ancillary fees were $1.26 million and $1.13 million for the years ended December 31, 2025 and 2024, respectively.

Residential 1-4 Family Loans

The Bank originates residential 1-4 family mortgage loans secured by property located in the Bank’s market areas. At December 31, 2025, the Bank's balance of 1-4 family mortgage loans was $148.52 million or 9.78% of total loans. The Bank generally originates residential 1-4 family mortgage loans in amounts of up to 80.0% of the lesser of the appraised value or the selling price of the mortgaged property without requiring private mortgage insurance. A mortgage loan originated by the Bank, whether fixed rate or adjustable rate, can have a term of up to 30 years. The Bank holds substantially all of its adjustable rate and its 8, 10 and 12-year fixed rate loans in portfolio. Adjustable rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan. The Bank’s fixed rate 15-year and 20-year loans are held in portfolio or sold in the secondary market depending on market conditions. Generally, all 30-year fixed rate loans are sold in the secondary market. The volume of loan sales is dependent on the volume, type and term of loan originations, as well as market conditions.

The Bank derives a significant portion of its noninterest income from servicing of loans that it has sold. The Bank offers many of the fixed rate loans it originates for sale in the secondary market on a servicing retained basis. This means that we process the borrower’s payments and send them to the purchaser of the loan. This retention of servicing enables the Bank to increase fee income and maintain a relationship with the borrower. At December 31, 2025, the Bank had $1.98 billion in residential 1-4 family mortgage loans and $150.49 million in other loan categories sold with servicing retained. The Bank does not ordinarily purchase home mortgage loans from other financial institutions.

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

The Bank also lends funds for the residential 1-4 family construction. Residential 1-4 family construction loans are made both to individual homeowners for the construction of their primary residence and, to a lesser extent, to local builders for the construction of pre-sold houses or houses that are being built for sale in the future. Residential 1-4 family construction loans accounted for $35.28 million or 2.32% of the Bank’s total loan portfolio at December 31, 2025.

Commercial Real Estate Loans

The Bank originates commercial real estate loans including loans on multi-family dwellings. Commercial real estate loans made up 41.87% of the Bank’s total loan portfolio, or $635.97 million at December 31, 2025. The Bank’s commercial real estate loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by the Bank will not exceed 80.0% of the appraised value or the selling price of the property, whichever is less. Commercial real estate loans are typically made with fixed rates of interest and 5 to 15-year maturities. Upon maturity, the loan is repaid or the terms and conditions are renegotiated. Generally, all commercial real estate loans that we originate are secured by property located in the state of Montana and within the market areas of the Bank. The Bank's largest single commercial real estate loan at December 31, 2025 was originated by the Bank and participated 39.47% to another bank in Alaska. The Bank's share of the total outstanding loan at December 31, 2025 was $13.53 million and it is collateralized by commercial real estate located in Bozeman, Montana. At December 31, 2025, this loan was performing in accordance with its repayment terms.

The Bank also lends funds for commercial construction and development. Commercial construction and development loans accounted for $120.29 million or 7.92% of the Bank’s total loan portfolio at December 31, 2025. In addition, the bank originates loans secured by farm and ranch real estate. Farmland loans accounted for $162.58 million or 10.70% of the Bank’s total loan portfolio at December 31, 2025.

Home Equity Loans

The Bank also originates home equity loans. These loans are secured by the borrowers’ primary residence, but are typically subject to a prior lien, which may or may not be held by the Bank. At December 31, 2025, $108.07 million or 7.11% of our total loans were home equity loans. Borrowers may use the proceeds from the Bank’s home equity loans for many purposes, including home improvement, debt consolidation or other purchasing needs. The Bank offers fixed rate, fixed payment home equity loans as well as variable and fixed rate home equity lines of credit. Fixed rate home equity loans typically have terms of no longer than 15 years.

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

Consumer Loans

As part of its strategy to invest in higher yielding shorter term loans, the Bank emphasized growth of its consumer lending portfolio in recent years. This portfolio includes personal loans secured by collateral other than real estate, unsecured personal loans and lines of credit and loans secured by deposits held by the Bank. As of December 31, 2025, consumer loans totaled $24.42 million or 1.61% of the Bank’s total loan portfolio. These loans consist primarily of auto loans, RV loans, boat loans, personal loans and credit lines and deposit account loans. Consumer loans are originated in the Bank’s market areas and generally have maturities of up to 7 years. For loans secured by savings accounts, the Bank will lend up to 90.0% of the account balance on single payment loans and up to 100.0% for monthly payment loans.

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

Commercial Loans

Commercial business loans amounted to $149.43 million, or 9.84% of the Bank’s total loan portfolio at December 31, 2025.  Agricultural production loans amounted to $134.46 million, or 8.85% of the Bank’s total loan portfolio at December 31, 2025. The Bank’s commercial business loans are traditional business loans and are not secured by real estate. Such loans may be structured as unsecured lines of credit or may be secured by inventory, accounts receivable or other business assets. Agricultural operating loans are generally secured with equipment, cattle, crops or other non-real property and at times the underlying real property.

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

Loans to One Borrower

Under Montana law, commercial banks such as the Bank, are subject to certain exemptions and are allowed to select the Office of the Comptroller of the Currency (“OCC”) formula used to determine limits on credit concentrations to single borrowers to an amount equal to 15.0% of the institution’s total capital. As of December 31, 2025, the Bank’s limit to a single borrower was $36.27 million. Our largest aggregation of loans to one borrower was approximately $34.43 million at December 31, 2025. The total amount subject to the lending limit at December 31, 2025 was $18.86 million. This consisted of seven loans: four commercial real estate loans each secured by a single property, two commercial loans secured by equipment and one construction loan secured by a single property. The first commercial real estate loan had a principal balance of $1.25 million at December 31, 2025.  As of December 31, 2025, the principal balance on the second commercial real estate loan was $1.39 million. The third commercial real estate loan had a principal balance of $10.89 million as of December 31, 2025. However, another bank is 50.0% participating in this loan for $5.45 million. The fourth commercial real estate loan had a principal balance of $586,000 as of December 31, 2025. The first commercial loan had a principal balance of $49,000 as of December 31, 2025. The second commercial loan had a principal balance of $8,000 as of December 31, 2025.  The construction loan had a principal balance of $20.26 million as of December 31, 2025. However, another bank is 50.0% participating in this loan for $10.13 million. At December 31, 2025, these loans were performing in accordance with their terms. The Bank maintains the servicing for these loans.

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

After receiving a loan application from a prospective borrower, a credit report and verifications are obtained to confirm specific information relating to the loan applicant’s employment, income and credit standing. When required by our policies, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent fee appraiser. In connection with the loan approval process, our staff analyzes the loan applications and the property involved. Officers and branch managers are granted lending authority based on the nature of the loan and the managers’ level of experience. We have established a series of loan committees to approve any loans which may exceed the lending authority of particular officers or branch managers. Three Directors of the Board are currently required for approval of any loan, or aggregation of loans to a single borrower, that exceeds $7.50 million.

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

Loan Commitments

We generally provide commitments to fund fixed and adjustable-rate single-family mortgage loans for periods up to 60 days at a specified term and interest rate, and other loan categories for shorter time periods. The total amount of loans in process of origination for sale into the secondary market with interest rate lock commitments was $14.95 million as of December 31, 2025.

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

In January 2022, the Company completed the issuance of $40.00 million in aggregate principal amount of subordinated notes due in 2032 in a private placement transaction to certain institutional accredited investors and qualified buyers. The notes bear interest at an annual fixed rate of 3.50% payable semi-annually. Starting February 1, 2027, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be three-month term Secured Overnight Financing Rate ("SOFR") plus a spread of 218.0 basis points, payable quarterly. The notes are subject to redemption at the option of the Company on or after February 1, 2027. A portion of the net proceeds were used to redeem $10.00 million of senior notes due in February 2022. In June 2020, the Company completed the issuance of $15.00 million in aggregate principal amount of subordinated notes due in 2030 in a private placement transaction to certain qualified institutional accredited investors. The notes bore interest at an annual fixed rate of 5.50% payable semi-annually. Starting July 1, 2025, interest accrued at a floating rate per annum equal to a benchmark rate, which was three-month term SOFR plus a spread of 509.0 basis points, payable quarterly. The floating rate was 9.39% for the three months ended September 30, 2025. The notes were subject to redemption at the option of the Company on or after July 1, 2025. On October 1, 2025, the Company redeemed the notes utilizing its line of credit with a correspondent bank to finance the redemption payment. The Company has drawn $15.00 million on the line of credit, which has a two-year maturity and has a variable interest rate equal to 0.50% below the prime rate as published in the Wall Street Journal. In September 2005, the Company formed a special purpose subsidiary, Eagle Bancorp Statutory Trust I (the “Trust”), for the purpose of issuing trust preferred securities in the amount of $5.16 million. The Company issued subordinated debentures to the Trust, and the coupon on the debentures matches the dividend payment on the trust preferred securities. Upon the closing of the second-step conversion and reorganization, we assumed the obligations of our predecessor in connection with the subordinated debentures and trust preferred securities.

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

As of December 31, 2025, we had 355 full-time employees and 30 part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees to be good. The Company is led by a female CEO. The executive team is comprised of 5 females and 3 males.

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

The Bank was classified as “well-capitalized” under the prompt corrective action framework as of December 31, 2025.

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

Our authority to extend credit to executive officers, directors and 10.0% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, FRB Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2025, we were in compliance with these regulations.

Holding Company Regulation

General

Eagle is a bank holding company registered with, and subject to regulatory oversight of, the FRB. Eagle is required to file reports with the FRB and is subject to regulation and examination by the FRB. In addition, the FRB has enforcement authority over Eagle and its nonbank institution subsidiaries which also permits the FRB to restrict or prohibit activities that are determined to present a serious risk to the Bank.

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

Federal Securities Laws

Eagle’s class of common stock is registered with the SEC under the Exchange Act. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, and proxy statements filed with or furnished to the SEC, are available free of charge through our Internet website, www.opportunitybank.com, as soon as reasonably practical after we have electronically filed such material with, or furnished it to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents on or accessible through, these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including the recent military actions in Iran and the Middle East, escalating military tension between Russia and Ukraine, terrorism and other geopolitical events.

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

It is currently expected that, during 2026, the Federal Open Market Committee of the Federal Reserve (“FOMC”) will continue to closely monitor interest rates, in part to manage the rate of inflation to its preferred level. In the fourth quarter of 2025, the FOMC decreased the target range for the federal funds rate to a range of 3.50 percent to 3.75 percent, following a series of significant increases beginning in 2022. If the FOMC further alters the targeted federal funds rates, overall interest rates likely will continue to change, which may impact the entire national economy. Changes in interest rates directly impact our net interest income and also may affect the demand for loans and the value of our fixed-rate investment securities. These effects from interest rate changes or from other sustained economic stress or a recession, among other matters, could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Expectations around Environmental, Social and Governance practices, as well as climate change, and related legislative and regulatory initiatives may result in additional risk and operational changes and expenditures that could significantly impact our business.

Companies are facing increased scrutiny from customers, regulators and other stakeholders with respect to their environmental, social and governance ("ESG") practices and disclosures. Institutional investors, and investor advocacy groups, in particular, are increasingly focused on these matters, and expectations in many of these areas can vary widely. For example, certain federal and state laws and regulations related to ESG issues may include provisions that conflict with other laws and regulations, which may increase our costs or limit our ability to conduct business in certain jurisdictions. In particular, there is an increasing number of anti‑ESG initiatives in the United States that may conflict with other regulatory requirements or our various stakeholders’ expectations. Such divergent, sometimes conflicting, views on ESG‑related matters increase the risk that any action or lack thereof by the Company on such matters will be perceived negatively by some stakeholders. In addition, increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards, and fluctuations in or conflicts among these standards, could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

In addition to regulatory and investor expectations on environmental matters in general, the current and anticipated effects of climate change are creating, for some stakeholders, an increasing level of concern for the state of the global environment. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. In the United States, certain state legislatures and state regulatory agencies have proposed and advanced numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change, some of which conflict with other state or federal initiatives or sentiments. In addition to the challenges of managing conflicting expectations of legislatures, agencies, and regulators with respect to climate change, measures designed to mitigate or bring awareness to climate change may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes, each of which may require the Company to expend significant capital and incur compliance, operating, maintenance and remediation costs. Given the lack of empirical data on the credit and other financial risks posed by climate change, it is impossible to predict how climate change may impact our financial condition and operations; however, as a banking organization, the physical effects of climate change may present certain unique risks to the Company. For example, weather disasters, shifts in local climates and other disruptions related to climate change may adversely affect the value of real properties securing our loans, which could diminish the value of our loan portfolio. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on our customers, which could limit our ability to raise and invest capital in these areas and communities, each of which could have a material adverse effect on our financial condition and results of operations.

Natural disasters, geopolitical events, public health crises and other catastrophic events beyond our control could adversely affect us.

Natural disasters such as hurricanes, floods, tornados, wildfires, extreme weather conditions and other acts of nature, geopolitical events such as the recent military actions in Iran and the Middle East, those involving civil unrest, changes in government regimes, terrorism or military conflict, pandemics and other public health crises, and other catastrophic events could adversely affect our business operations and those of our customers, counterparties and service providers, and cause substantial damage and loss to real and personal property, including damage to or destruction of mortgaged properties or our own banking facilities and offices. Natural disasters, geopolitical events, public health crises and other catastrophic events, or concerns about the occurrence of any such events, could impair our borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, erode the value of loan collateral, including mortgaged properties, result in an increase in the amount of our non‑performing loans and a higher level of non‑performing assets, including real estate owned, net charge‑offs and provision for loan losses, lead to other operational difficulties and impair our ability to manage our business, which could materially and adversely affect our business, financial condition, results of operations and the value of our common stock. We also could be adversely affected if our key personnel or a significant number of our employees were to become unavailable due to a public health crisis (such as an outbreak of a contagious disease), natural disaster, war, act of terrorism, accident or other reason. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, acts of terrorism or other geopolitical events.

Risks Related to Our Business

We hold certain intangible assets that could be classified as impaired in the future. If these assets are considered to be either partially or fully impaired in the future, our earnings and the book values of these assets would decrease.

As a result of our branch and whole bank acquisitions we record goodwill. Our consolidated balance sheet at December 31, 2025 included goodwill of $34.74 million. We are required to test our goodwill for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. It is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill. If an impairment determination is made in a future reporting period, our earnings and the book value of goodwill will be reduced by the amount of the impairment.

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

The adoption of artificial intelligence tools by us and our third‑party vendors and service providers may increase the risk of errors, omissions, unfair treatment or fraudulent behavior by our employees, clients or counterparties, or other third parties.

Our adoption of artificial intelligence, including generative artificial intelligence, machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials or content (collectively, “AI”), for limited internal use has increased our efficiency, and we expect to continue to adopt such tools as appropriate. In addition, we expect our third‑party vendors and service providers to increasingly develop and incorporate AI into their product offerings faster than we are able to do so independently. There are significant risks involved in utilizing AI and no assurance can be provided that our or our third‑party vendors’ or service providers’ use of AI will enhance our or our third‑party vendors’ or service providers’ products or services or produce the intended results. The adoption and incorporation of such tools can lead to concerns around safety and soundness, fair access to financial services, fair treatment of consumers and compliance with applicable laws and regulations. Such risk can result from models being poorly designed or faulty data being used, inadequate model testing or validation, narrow or limited human oversight, inadequate planning or due diligence, or inappropriate or controversial data practices by developers or end‑users, and other factors adversely affecting public opinion of AI and the acceptance of AI solutions. Furthermore, given the pace of rapid adoption of such tools by vendors and service providers, we may not be aware of the adoption of AI solutions prior to such tools being introduced into our environment. Failure to adequately manage AI risks can result in erroneous results and decisions based on misinformation, unwanted forms of bias, unauthorized access to sensitive, confidential, proprietary or personal information and violations of applicable laws and regulations, leading to operational inefficiencies, competitive harm, reputational harm, ethical challenges, legal liability, losses, fines and other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, or to use the output of such AI tools, we also may incur liability through the violation of applicable laws and regulations, third‑party intellectual property, privacy or other rights or contracts to which we are a party.

In addition, regulation of AI is rapidly evolving as federal and state legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and cybersecurity, consumer protection, competition, equal opportunity and fair lending laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states are applying, or are considering applying, existing laws and regulations to AI or are considering general legal frameworks for AI. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings. Moreover, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.

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

Our mortgage banking activities provide a significant portion of our noninterest income. We originate and sell mortgage loans, including $230.90 million of mortgage loans sold during 2025. We rely on Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and other purchasers to purchase loans in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases from us due to capital constraints or other factors, including, with respect to FNMA and FHLMC, a change in the criteria for conforming loans. In addition, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of FNMA and FHLMC. The exact effects of any such reforms are not yet known but may limit our ability to sell conforming loans to FNMA and FHLMC. In addition, mortgage lending is highly regulated, and our inability to comply with all federal and state regulations and investor guidelines regarding the origination, underwriting documentation and servicing of mortgage loans may also impact our ability to continue selling mortgage loans. If we are unable to continue to sell loans in the secondary market or we experience a period of low mortgage activity, our noninterest income as well as our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations.

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

We rely on dividends from the Bank for most of our revenue.

Eagle is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue and cash flow (on a non‑consolidated basis) from dividends from the Bank. These dividends are the principal source of funds to pay dividends on the common stock and interest and principal on the Company’s debt. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations or pay dividends on the Common Stock and its business, financial condition and results of operations may be materially adversely affected. Consequently, cash‑based activities, including further investments in the Bank or support of the Bank, could require borrowings or additional issuances of common or preferred stock.

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

While interest rates began to decline in September 2025 and the fair value of the MSR asset remains above its carrying value, one of the principal risks associated with MSR assets is that in a declining interest rate environment they may lose a substantial portion of their value as a result of higher‑than‑anticipated prepayments. Moreover, if prepayments are greater than expected, the cash received over the life of the mortgage loans would be reduced.

An increased size of our MSR portfolio could result in us carrying significant asset balances. This could result in a reduction in our liquidity and cause a reduction in our capital ratios. The combination of these impacts along with other impacts, could cause us to not have sufficient liquidity or capital.

At December 31, 2025, our MSR asset had a fair value of $20.30 million. All income related to retained servicing, including changes in the value of the MSR asset, is included in noninterest income. Depending on the interest rate environment and market trends related to MSR sales, it is possible that the fair value of our MSR asset may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our MSR asset, our financial condition and results of operations would be negatively affected.

Farmland and agriculture production lending presents unique credit risk.

As of December 31, 2025, approximately 19.55% of our total gross loan portfolio was comprised of farmland and agricultural production loans. As of December 31, 2025, we had $297.04 million in farmland and agricultural production loans, including $162.58 million in farmland loans, and $134.46 million in agricultural production loans. Repayment of farmland and agricultural production loans depends primarily on the successful raising and feeding of livestock or planting and harvest of crops and marketing the harvested commodity. Collateral securing these loans may be a illiquid. In addition, the limited purpose of some agricultural-related collateral affects credit risk because such collateral may have limited or no other uses to support values when loan repayment problems emerge. Our farmland and agricultural production lending staff have specific technical expertise that we depend on to mitigate our lending risks for these loans and we may have difficulty retaining or replacing such individuals. Many external factors can impact our agricultural borrowers' ability to repay their loans, including adverse weather conditions, water issues, commodity price volatility, diseases, land values, production costs, changing government regulations and subsidy programs, changing tax treatment, technological changes, labor market shortages/increased wages, and changes in consumers' preferences, over which our borrowers may have no control. These factors, as well as recent volatility in certain commodity prices could adversely impact the ability of those to whom we have made farmland and agricultural production loans to perform under the terms of their borrowing arrangements with us, which in turn could result in credit losses and adversely affect our business, financial condition and results of operations.

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

Another competitive factor is that the financial services market, including banking services, is undergoing rapid technological changes with frequent introductions of new technology‑driven products and services. The widespread adoption of new and emerging technologies, such as artificial intelligence and quantum computing, have the potential to further intensify competition and accelerate disruption in the financial services market. Our future success may depend, in part, on our ability to use technology competitively to provide products and services that provide convenience to customers and create additional efficiencies in our operations.

Competition with financial‑services technology companies, including those related to digital currencies or cryptocurrencies (including stablecoins), or technology companies partnering with financial‑services companies, may be particularly intense, due to, among other things, differing regulatory environments. For example, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 ("GENIUS Act") provides a legal framework for stablecoins to be issued in the United States, which may lead to new and increased competition for funds that may have otherwise been, or currently are, deposits with banks, such as the Bank.

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

We are required to own common stock of FHLB to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB’s advance program. The aggregate cost of our FHLB common stock as of December 31, 2025 was $2.65 million. FHLB common stock is not a marketable security and can only be redeemed by the FHLB.

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

The bank failures and related negative media attention in early 2023 generated significant market trading volatility among publicly traded bank holding companies and, in particular, regional, as well as community banks like the Company. These developments negatively impacted customer confidence in regional and community banks that were not considered too big to fail, which prompted customers to move uninsured deposits to banks that are perceived as too big to fail. Further, competition for deposits increased and available yields similarly increased, causing non‑interest‑bearing deposits to move to interest‑bearing deposits and off‑balance sheet sweep accounts. Constraints on our liquidity could occur as a result of unanticipated deposit withdrawals because of market distress or our inability to access other sources of liquidity, including through the capital markets due to unforeseen market dislocations or interruptions. Moreover, some of our customers may become less willing to maintain deposits at the Bank because of broader market concerns with the level of insurance available on those deposits. Our business and our financial condition and results of operations could be adversely affected by continued soundness concerns regarding financial institutions generally and our counterparties specifically and limitations resulting from further governmental action in an effort to stabilize or provide additional regulation of the financial system as impact of excessive deposit withdrawals.

Eagle uses models for business planning purposes that may not adequately predict future results.

Eagle uses financial models to aid in its planning for various purposes including its capital and liquidity needs and other purposes. The models used may not accurately account for all variables, may fail to predict outcomes accurately and/or may overstate or understate certain effects. As a result, Eagle may not adequately prepare for future events and may suffer losses or other setbacks due to these failures.

Also, information Eagle provides to the public or to its regulators based on models could be inaccurate or misleading due to inadequate design or implementation. Decisions that its regulators make, including those related to capital distributions to its shareholders, could be affected adversely due to the perception that the models used to generate the relevant information are unreliable or inadequate.

We could be subject to changes in tax laws, regulations and interpretations or challenges to our income tax provision.

Any change in enacted tax laws, rules or regulatory or judicial interpretations, or any change in the pronouncements relating to accounting for income taxes, could adversely affect our effective tax rate, tax payments and results of operations. For example, in July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, introducing significant tax changes. The OBBBA extends or makes permanent various tax provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire at the end of 2025. The OBBBA features modified versions of individual and business tax relief proposals, and other new tax relief measures. In addition, it includes various revenue‑raising measures, including changes to certain Inflation Reduction Act clean energy tax credits and various limits on business and individual tax deductions, that are intended to offset part of the cost of the legislation. We are currently evaluating the impact of the OBBBA on our business and consolidated financial statements.

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

Risk Management and Strategy

Our policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management program and are based on frameworks established by the National Institute of Standards and Technology ("NIST"), the Federal Financial Institutions Examination Council ("FFIEC"), and other applicable industry standards. Our cybersecurity program in particular focuses on the following key areas:

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

Risk Assessment

At least annually, we conduct a cybersecurity risk assessment using the Cyber Risk Institute Cyber Profile which is based on the NIST “Framework for Improving Critical Infrastructure Cybersecurity.” The results of the assessment are used to drive alignment on, and prioritization of, initiatives to enhance our security controls, make recommendations to improve processes, and inform a broader enterprise-level risk assessment that is presented to our Board, Audit Committee, and members of management.

Technical Safeguards

We regularly assess and deploy technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence, and incident response experience.

●

Multi-Layered Defense and Continuous Monitoring - We work to protect our computing environments and products from cybersecurity threats through multi-layered defenses and apply lessons learned from our defense and monitoring efforts to help prevent future attacks. We utilize data analytics to detect anomalies and search for cyber threats. We use a third-party Managed Security Service Provider ("MSSP") to provide comprehensive cyber threat detection and response capabilities and maintain a 24x7 monitoring system which complements the technology, processes, and threat detection techniques we use to monitor, manage, and mitigate cybersecurity threats. At least annually, we engage third party consultants or auditors to assist in assessing, identifying and/or managing cybersecurity threats.

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

Governance

Board Oversight

Our Board of Directors has ultimate oversight of cybersecurity risk, which it manages as part of our enterprise risk management program. The Board receives regular reports from our Vice President Chief Information Security Officer on various cybersecurity efforts, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance. In addition, we have an escalation process in place to inform senior management and the Board of Directors of material issues.

Management’s Role

Our cybersecurity program is coordinated by our Vice President Chief Information Security Officer, who reports to our Senior Vice President Chief Risk Officer and Chief Administrative Officer, in partnership with our Vice President Chief Information Officer. Our Chief Information Security Officer started with us in 2012 and holds numerous credentials including: Certified Information Systems Security Professional, Certified Public Accountant, and Certified Fraud Examiner. The Chief Information Security Officer is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from the IS&T team and our Managed Services Provider, who is overseen by the Chief Information Officer. The Chief Information Officer started with us in 2020, holds a Bachelor of Science in Business Administration, Information Technology and has over 15 years of direct experience managing information systems and technology. The Chief Information Officer is responsible for implementing and maintaining the systems and tools to protect the technology stack we use. The Chief Information Officers reports to the Executive Vice President, Chief Operating Officer.

ITEM 2.	PROPERTIES.

The Company's executive office is located at 1400 Prospect Avenue in Helena, Montana. The following table provides information on the Company's 31 properties as of December 31, 2025, including locations by city, as well as whether they are owned or leased.

	Occupancy Type
Locations	Owned	Leased	Total Locations
Ashland, Montana	1	-	1
Big Timber, Montana	1	-	1
Billings, Montana	3	-	3
Bozeman, Montana	2	-	2
Butte, Montana	1	-	1
Choteau, Montana	1	-	1
Culbertson, Montana	1	-	1
Denton, Montana	1	-	1
Dutton, Montana	1	-	1
Froid, Montana	1	-	1
Glasgow, Montana	1	-	1
Great Falls, Montana	-	1	1
Hamilton, Montana	1	-	1
Helena, Montana	5	-	5
Hinsdale, Montana	1	-	1
Livingston, Montana	1	-	1
Missoula, Montana	2	-	2
Sheridan, Montana	1	-	1
Three Forks, Montana	1	-	1
Townsend, Montana	1	-	1
Twin Bridges, Montana	1	-	1
Winifred, Montana	-	1	1
Wolf Point, Montana	1	-	1
Total	29	2	31

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

Our common stock is traded on the Nasdaq Global Market under the symbol “EBMT.” At the close of business on December 31, 2025, there were 8,507,429 shares of common stock outstanding, held by approximately 899 shareholders of record. The closing price of the common stock on December 31, 2025, was $19.90 per share.

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

On April 24, 2025, Eagle's Board of Directors authorized the repurchase of up to 400,000 shares of its common stock beginning May 1, 2025 (the "2025 Repurchase Plan"). Under the 2025 Repurchase Plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend on market conditions and other corporate considerations. No shares were purchased during the second or third quarter of 2025 under this plan. The plan expires on May 1, 2026. The following table summarized the Company's purchase of its common stock for the three months ended December 31, 2025 under the 2025 Repurchase Plan.

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs

October 1, 2025 through October 31, 2025	-	$-	-	400,000

November 1, 2025 through November 30, 2025	25,000	16.38	25,000	375,000

December 1, 2025 through December 31, 2025	-	-	-	375,000

Total	25,000	$16.38	25,000

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

On April 20, 2023, Eagle's Board of Directors authorized the repurchase of up to 400,000 shares of its common stock beginning May 1, 2023 (the "2023 Repurchase Plan"). Under the 2023 Repurchase Plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. During the second quarter of 2023, 17,901 shares were purchased under this plan at an average price of $12.89 per share. No shares were purchased during the third or fourth quarter of 2023, or during the first or second quarter of 2024 under this plan. The plan expired on May 1, 2024.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of Eagle is intended to help investors understand our company and our operations. The financial review is provided as a supplement to and should be read in conjunction with the Consolidated Financial Statements and the related Notes included elsewhere in this report.

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes Eagle and its subsidiaries' results of operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024, and also analyzes our financial condition as of December 31, 2025 as compared to December 31, 2024. Like most banking institutions, our principal business consists of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including real estate and other consumer assets. We are significantly affected by prevailing economic conditions, particularly interest rates, as well as government policies concerning, among other things, monetary and fiscal affairs, housing and financial institutions and regulations regarding lending and other operations, privacy and consumer disclosure. Attracting and maintaining deposits is influenced by a number of factors, including interest rates paid on competing investments offered by other financial and nonfinancial institutions, account maturities, fee structures and levels of personal income and savings. Lending activities are affected by the demand for funds and thus are influenced by interest rates, the number and quality of lenders and regional economic conditions. Sources of funds for lending activities include deposits, borrowings, repayments on loans, cash flows from maturities of investment securities and income provided from operations.

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

The Bank has a strong mortgage lending focus, with a large portion of its loan originations represented by single-family residential mortgages, which has enabled it to successfully market home equity loans, as well as a wide range of shorter-term consumer loans for various personal needs (automobiles, recreational vehicles, etc.). The Bank has also focused on adding commercial loans to our portfolio, both real estate and non-real estate. We have made significant progress in this initiative over the past decade. As of December 31, 2025, commercial real estate loans represented 60.5% of the total loan portfolio, including farmland loans representing 10.7% of the total loan portfolio. Commercial business loans represented 18.7% of the total loan portfolio, including agricultural loans representing 8.9% of the total loan portfolio. The purpose of this diversification is to mitigate our dependence on the residential mortgage market, as well as to improve our ability to manage our interest rate spread. Recent acquisitions have added to our agricultural loans, which generally have shorter maturities and nominally higher interest rates. This has provided additional interest income and improved interest rate sensitivity. The Bank’s management recognizes that fee income will also enable it to be less dependent on specialized lending and it maintains a significant loan serviced portfolio, which provides a steady source of fee income. As of December 31, 2025, we had mortgage servicing rights, net of $15.04 million compared to $15.38 million as of December 31, 2024. Gain on sale of loans also provides significant noninterest income in periods of high mortgage loan origination volumes. Such income will be, and has recently been, adversely affected in periods of lower mortgage activity.

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee decreased the federal funds target rate to 4.50% during the year ended December 31, 2024. The rate decreased to 3.75% during the year ended December 31, 2025.

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

Quarterly, an assessment is performed of the risks expected in the loan portfolio. A detailed review is conducted for significant loans identified as having weaknesses that do not share common risk characteristics with other loans. The methodology for determining the adequacy of the allowance for credit losses is considered a critical accounting policy by management due to its complexity and the high degree of judgment involved. The primary factors and assumptions considered include loan volume, credit ratings, delinquency status, prepayment speeds, weighted average lives, and other relevant available information from internal and external sources related to past events and historical loss experience. Management uses qualitative judgment to adjust loss rates to reflect management’s assessment of current economic conditions, along with reasonable and supportable forecasts. The allowance is based on information known at the time of the review. Changes in factors underlying the assessment for subsequent evaluations of the loan portfolio could have a material impact on the amount of the allowance that is necessary to increase the amount of provision to be charged against earnings. See Note 3 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further information.

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

During the quarter ended September 30, 2024, management performed a quantitative goodwill impairment test with assistance from a third-party valuation specialist. The interim determination was primarily driven by a revision in the Company's earnings outlook in comparison to budget. The interim goodwill impairment assessment as of August 31, 2024 concluded that goodwill was not impaired. No interim goodwill impairment tests were performed in 2025. Our quantitative annual impairment tests as of October 31, 2025 and 2024 also did not result in impairment. However, changing economic conditions that may adversely affect the Company's performance, the fair value of its assets and liabilities, or its stock price could result in future impairment. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations. Management will continue to monitor events that could influence this conclusion in the future.

The Company's accounting policies and discussion of recent accounting pronouncements is included in Note 1 to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data".

Financial Condition

December 31, 2025 compared to December 31, 2024

Total assets were $2.11 billion at December 31, 2025, an increase of $3.28 million or 0.2% from $2.10 billion at December 31, 2024. Securities available-for-sale decreased by $10.90 million or 3.7% from December 31, 2024. Loans receivable, net decreased by $2.15 million or 0.1%, to $1.50 billion at December 31, 2025 from $1.50 billion at December 31, 2024. Total liabilities were $1.91 billion at December 31, 2025, a decrease of $13.78 million, or 0.7%, from $1.93 billion at December 31, 2024. Total deposits increased by $100.37 million or 6.0% to $1.78 billion from $1.68 billion at December 31, 2024. Total borrowings decreased $117.61 million to $82.47 million at December 31, 2025, from $200.08 million at December 31, 2024. Total shareholders’ equity increased by $17.04 million or 9.7% from December 31, 2024.

Financial Condition Details

Investment Activities

We maintain a portfolio of investment securities, classified as either available-for-sale or held-to-maturity to enhance total return on investments. Our investment securities generally include U.S. government and agency obligations, U.S. treasury obligations, Small Business Administration pools, municipal securities, corporate obligations, mortgage-backed securities (“MBSs”), collateralized mortgage obligations (“CMOs”) and asset-backed securities (“ABSs”), all with varying characteristics as to rate, maturity and call provisions. There were no held-to-maturity investment securities included in the investment portfolio at December 31, 2025 or 2024. All investment securities included in the investment portfolio are available-for-sale. Eagle also has interest-bearing deposits in other banks and federal funds sold, as well as stock in FHLB and FRB. FHLB stock was $2.65 million and $7.78 million at December 31, 2025 and 2024, respectively. FRB stock was $4.13 million at December 31, 2025 and 2024.

The following table summarizes investment activities:

	December 31,
	2025		2024		2023
	Fair Value	Percent of Total	Fair Value	Percent of Total	Fair Value	Percent of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency obligations	$4,155	1.48%	$5,195	1.78%	$6,543	2.06%
U.S. treasury obligations	44,308	15.73	46,913	16.03	46,815	14.71
Municipal obligations	118,324	41.99	117,877	40.29	137,950	43.33
Corporate obligations	1,971	0.70	4,162	1.42	3,905	1.23
Mortgage-backed securities	26,494	9.41	28,235	9.65	26,753	8.41
Collateralized mortgage obligations	79,661	28.28	82,623	28.24	86,568	27.20
Asset-backed securities	6,779	2.41	7,585	2.59	9,745	3.06
Total securities available-for-sale	$281,692	100.00%	$292,590	100.00%	$318,279	100.00%

Securities available-for-sale were $281.69 million at December 31, 2025, a decrease of $10.90 million, or 3.7%, from $292.59 million at December 31, 2024. The decrease was primarily due to maturity, principal payments and call activity of $27.12 million partially offset by $7.04 million in investment purchases and an increase in fair value of $9.88 million.

The following table sets forth information regarding amortized costs, fair values, weighted average yields and maturities of investments. The yields have been computed on a tax equivalent basis. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

	December 31, 2025
	One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years		Total Investment Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Approximate Market Value	Fair Value
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency obligations	$-	0.00%	$190	5.88%	$2,766	4.04%	$1,223	6.44%	$4,179	4.83%	$4,155
U.S. treasury obligations	-	-	29,116	1.34	18,549	1.66	-	-	47,665	1.46	44,308
Municipal obligations	1,509	3.00	12,021	2.47	55,634	2.55	58,305	3.36	127,469	2.92	118,324
Corporate obligations	-	-	2,000	8.04	-	-	-	-	2,000	8.04	1,971
Mortgage-backed securities	-	-	2,171	3.24	2,329	3.41	22,722	4.08	27,222	3.96	26,494
Collateralized mortgage obligations	1,874	6.99	7,212	6.73	228	2.97	74,593	3.45	83,907	3.81	79,661
Asset-backed securities	-	-	-	-	-	-	6,720	5.42	6,720	5.42	6,779
Total securities available-for-sale	$3,383	5.21%	$52,710	2.68%	$79,506	2.42%	$163,563	3.61%	$299,162	3.15%	$281,692

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	December 31,
	2025		2024		2023		2022		2021
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential 1-4 family (1)	$148,515	9.78%	$153,721	10.11%	$156,578	10.55%	$135,947	10.03%	$101,180	10.82%
Residential 1-4 family construction	35,278	2.32	45,701	3.01	43,434	2.93	59,756	4.41	45,635	4.88
Total residential 1-4 family	183,793	12.10	199,422	13.12	200,012	13.48	195,703	14.44	146,815	15.70

Commercial real estate	635,970	41.87	645,962	42.48	608,691	40.99	539,070	39.76	410,568	43.92
Commercial construction and development	120,289	7.92	124,211	8.17	158,132	10.65	151,145	11.15	92,403	9.88
Farmland	162,580	10.70	146,610	9.64	142,590	9.61	136,334	10.06	67,005	7.17
Total commercial real estate	918,839	60.49	916,783	60.29	909,413	61.25	826,549	60.97	569,976	60.97

Total real estate loans	1,102,632	72.59	1,116,205	73.41	1,109,425	74.73	1,022,252	75.41	716,791	76.67

Other loans:
Home equity	108,073	7.11	97,543	6.41	86,932	5.86	74,271	5.48	51,748	5.54
Consumer	24,424	1.61	28,513	1.88	30,125	2.03	27,609	2.04	18,455	1.97

Commercial	149,431	9.84	144,039	9.47	132,709	8.94	127,255	9.39	101,535	10.86
Agricultural	134,459	8.85	134,346	8.83	125,298	8.44	104,036	7.68	46,335	4.96
Total commercial loans	283,890	18.69	278,385	18.30	258,007	17.38	231,291	17.07	147,870	15.82

Total other loans	416,387	27.41	404,441	26.59	375,064	25.27	333,171	24.59	218,073	23.33

Total loans	1,519,019	100.00%	1,520,646	100.00%	1,484,489	100.00%	1,355,423	100.00%	934,864	100.00%

Deferred loan fees, net(2)	-		-		-		(1,745)		(1,725)
Allowance for credit losses (3)	(17,370)		(16,850)		(16,440)		(14,000)		(12,500)

Total loans, net	$1,501,649		$1,503,796		$1,468,049		$1,339,678		$920,639

(1) Excludes loans held-for-sale.
(2) Deferred loan fees, net included in individual loan buckets above for the years ended December 31, 2025, 2024 and 2023.
(3) Allowance for credit losses for the years ended December 31, 2025, 2024 and 2023; allowance for loan losses for the years ended December 31, 2022 and 2021.

Loans receivable, net decreased $2.15 million, or 0.1%, to $1.50 billion at December 31, 2025 from $1.50 billion at December 31, 2024. Total residential loans decreased $15.63 million, and consumer loans decreased $4.09 million. These decreases were largely offset by increases in home equity loans of $10.53 million, total commercial loans of $5.50 million and total commercial real estate loans of $2.06 million.

Total loan originations were $614.74 million for the year ended December 31, 2025. Total residential 1-4 family originations were $278.90 million, which includes $225.11 million of originations of loans held-for-sale. Total commercial originations were $154.29 million. Total commercial real estate originations were $136.33 million. Home equity loan originations totaled $32.65 million. Consumer loan originations totaled $12.57 million. Loans held-for-sale decreased by $5.92 million, to $7.45 million at December 31, 2025 from $13.37 million at December 31, 2024.

The following table includes the composition of the commercial real estate loan category:

	December 31, 2025
	Non-Owner Occupied	Owner Occupied	Total	Percent of Total CRE
	(Dollars In Thousands)
Automotive related	$-	$23,339	$23,339	3.67%
Bars and restaurants	5,341	15,803	21,144	3.32
Car washes	979	-	979	0.15
Construction and related industries	17,889	14,227	32,116	5.05
Healthcare and social assistance	9,746	9,016	18,762	2.95
Hospitality industry related	-	11,706	11,706	1.84
Hotels and other traveler accommodations	80,037	-	80,037	12.59
Industrial/warehouse	56,337	-	56,337	8.86
Lessors of mini warehouses and self-storage units	18,926	-	18,926	2.98
Lessors of nonresidential buildings	59,323	-	59,323	9.33
Lessors of other real estate property	29,003	-	29,003	4.56
Multifamily	109,041	-	109,041	17.14
Office space	19,610	44,235	63,845	10.04
Other real estate rental and leasing	2,351	-	2,351	0.37
Real estate leasing activities	-	30,452	30,452	4.79
Wholesale and retail trade	7,140	13,104	20,244	3.18
Other	34,028	24,337	58,365	9.18
Total commercial real estate	$449,751	$186,219	$635,970	100.00%

	December 31, 2024
	Non-Owner Occupied	Owner Occupied	Total	Percent of Total CRE
	(Dollars In Thousands)
Automotive related	$-	$23,738	$23,738	3.67%
Bars and restaurants	5,030	15,912	20,942	3.24
Car washes	884	-	884	0.14
Construction and related industries	19,717	13,968	33,685	5.21
Healthcare and social assistance	10,483	13,907	24,390	3.78
Hospitality industry related	-	13,764	13,764	2.13
Hotels and other traveler accommodations	66,702	-	66,702	10.33
Industrial/warehouse	51,168	-	51,168	7.92
Lessors of mini warehouses and self-storage units	16,682	-	16,682	2.58
Lessors of nonresidential buildings	67,782	-	67,782	10.49
Lessors of other real estate property	31,675	-	31,675	4.90
Multifamily	113,789	-	113,789	17.63
Office space	20,553	38,104	58,657	9.08
Other real estate rental and leasing	6,836	-	6,836	1.06
Real estate leasing activities	-	27,465	27,465	4.25
Wholesale and retail trade	11,969	12,705	24,674	3.82
Other	37,876	25,253	63,129	9.77
Total commercial real estate	$461,146	$184,816	$645,962	100.00%

Commercial real estate loans made up $635.97 million or 41.9% of the Bank's total loan portfolio at December 31, 2025, compared to $645.96 million or 42.5% at December 31, 2024. The Bank's commercial real estate loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses, and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by the Bank will not exceed 80.0% of the appraised value or the selling price of the property, whichever is less. The Bank's commercial real estate portfolio's average loan-to-value ratio range was 32% to 48% as of December 31, 2025.

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

Loan Maturities. The following table sets forth the estimated maturity of the loan portfolio of the Bank at December 31, 2025. Balances exclude allowance for credit losses. Scheduled principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of a loan is typically substantially less than its contractual terms because of prepayments. In addition, due on sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, the borrower sells the real property, subject to the mortgage, and the loan is not paid off. All mortgage loans are shown to be maturing based on the date of the last payment required by the loan agreement, except as noted.

Loans having no stated maturity, those without a scheduled payment, demand loans and matured loans, are shown as due within six months.

	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
	(In Thousands)
Total residential 1-4 family (1)	$24,529	$17,958	$27,727	$113,579	$183,793
Total commercial real estate	57,435	47,680	208,402	605,322	918,839
Home equity	8,195	40,244	57,951	1,683	108,073
Consumer	2,285	17,742	4,079	318	24,424
Total Commercial	112,739	110,086	54,667	6,398	283,890
Total loans (1)	$205,183	$233,710	$352,826	$727,300	$1,519,019

(1) Excludes loans held-for-sale

The following table includes loans by fixed or adjustable rates at December 31, 2025:

	Fixed	Adjustable	Total
	(Dollars in Thousands)
Due after December 31, 2026
Total residential 1-4 family (1)	$31,924	$127,340	$159,264
Total commercial real estate	106,557	754,847	861,404
Home equity	4,801	95,077	99,878
Consumer	20,552	1,587	22,139
Total commercial	96,836	74,315	171,151
Total due after December 31, 2026	260,670	1,053,166	1,313,836

Due in less than one year	82,012	123,171	205,183

Total loans (1)	$342,682	$1,176,337	$1,519,019

Percent of total	22.56%	77.44%	100.00%

(1) Excludes loans held-for-sale

Delinquent Loans. The following table provides information regarding the Bank’s delinquent loans:

	December 31, 2025
	30-89 Days			90 Days and Greater
	Number	Amount	Percent of Total	Number	Amount	Percent of Total
	(Dollars in Thousands)			(Dollars in Thousands)
Loan type:
Real estate loans:
Residential 1-4 family	10	$1,591	35.28%	1	$48	1.35%
Commercial real estate	3	660	14.63	-	-	0.00
Commercial construction and development	3	213	4.72	-	-	0.00
Farmland	3	481	10.67	3	841	23.73
Other loans:
Home equity	10	637	14.12	-	-	0.00
Consumer	77	203	4.50	-	-	0.00
Commercial	8	557	12.35	2	10	0.28
Agricultural	2	168	3.73	7	2,645	74.64
Total	116	$4,510	100.00%	13	$3,544	100.00%

Nonperforming Assets. The following table sets forth information regarding nonperforming assets:

	December 31,
	2025	2024	2023	2022	2021
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential 1-4 family	$298	$469	$297	$483	$616
Residential 1-4 family construction	-	961	757	-	337
Commercial real estate	420	268	340	350	497
Commercial construction and development	1	2	-	-	-
Farmland	308	190	3,716	143	989
Other loans:
Home equity	395	335	182	96	100
Consumer	210	121	60	25	62
Commercial	279	204	27	44	516
Agricultural	177	677	3,016	1,059	1,718
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	48	623	-	330	-
Farmland	841	-	26	-	-
Other loans:
Commercial	10	-	-	746	-
Agricultural	2,645	-	-	-	-
Restructured loans	-	-	-	4,502	2,224
Total nonperforming loans	5,632	3,850	8,421	7,778	7,059
Real estate owned and other repossessed property, net	98	45	5	-	4
Total nonperforming assets	$5,730	$3,895	$8,426	$7,778	$7,063

Total nonperforming loans to total loans	0.37%	0.25%	0.57%	0.57%	0.76%
Total nonperforming loans to total assets	0.27%	0.18%	0.41%	0.40%	0.49%
Total nonaccrual loans to total loans	0.14%	0.21%	0.57%	0.24%	0.59%
Total nonperforming assets to total assets	0.27%	0.19%	0.41%	0.40%	0.49%

Nonaccrual loans as of December 31, 2025 and 2024 include $460,000 and $591,000, respectively, of acquired loans that deteriorated subsequent to the acquisition date.

During the year ended December 31, 2025, the Bank sold four real estate owned and other repossessed assets resulting in a net loss of $10,000. There were no subsequent write-downs on real estate owned or other repossessed assets during the year ended December 31, 2025. During the year ended December 31, 2024, the Bank sold two real estate owned and other repossessed assets resulting in a net loss of $6,000. There were no subsequent write-downs on real estate owned or other repossessed assets during the year ended December 31, 2024.

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

The following table reflects our classified assets:

	December 31, 2025
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$147,271	$-	$1,244	$-	$148,515
Residential 1-4 family construction	34,929	349	-	-	35,278
Commercial real estate	627,403	4,661	3,906	-	635,970
Commercial construction and development	119,364	-	925	-	120,289
Farmland	158,256	2,178	2,146	-	162,580
Other loans:
Home equity	107,370	369	334	-	108,073
Consumer	24,113	6	305	-	24,424
Commercial	147,201	822	1,408	-	149,431
Agricultural	128,061	4,332	2,066	-	134,459
Total loans	$1,493,968	$12,717	$12,334	$-	1,519,019

Real estate owned and other repossessed property, net					98

					$1,519,117

	December 31, 2024
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)
Real estate loans:
Residential 1-4 family	$152,522	$623	$576	$-	$153,721
Residential 1-4 family construction	44,740	-	961	-	45,701
Commercial real estate	641,858	260	3,844	-	645,962
Commercial construction and development	122,806	-	1,405	-	124,211
Farmland	144,720	1,580	310	-	146,610
Other loans:
Home equity	97,026	115	402	-	97,543
Consumer	28,381	8	124	-	28,513
Commercial	141,992	592	1,455	-	144,039
Agricultural	131,165	2,618	563	-	134,346
Total loans	$1,505,210	$5,796	$9,640	$-	1,520,646

Real estate owned and other repossessed property, net					45

					$1,520,691

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

Provisions for, or adjustments to, estimated losses are included in earnings in the period they are established. At December 31, 2025, we had $17.37 million in allowance for credit losses. At December 31, 2024, we had $16.85 million in allowance for credit losses.

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

The following table includes information for allowance for credit losses:

	Years Ended
	December 31,
	2025	2024	2023
	(Dollars in Thousands)

Beginning balance	$16,850	$16,440	$14,000
Impact of adopting ASC 326	-	-	700

Provision for credit losses	741	408	1,666
Charge-offs
Residential 1-4 Family	-	(11)	-
Commercial real estate	(33)	-	-
Home equity	(27)	-	-
Consumer	(175)	(65)	(50)
Commercial	(6)	(10)	(129)
Recoveries
Residential 1-4 Family	-	-	195
Commercial real estate	13	18	23
Home equity	-	-	13
Consumer	5	3	3
Commercial	2	67	19
Net loan (charge-offs) recoveries	(221)	2	74

Ending balance	$17,370	$16,850	$16,440

Allowance for credit losses to total loans excluding loans held-for-sale	1.14%	1.11%	1.11%
Allowance for credit losses to total nonperforming loans	308.42%	437.66%	195.23%
Allowance for credit losses to nonaccrual loans with no allowance for credit losses	922.46%	526.56%	249.96%
Net loan (charge-offs) recoveries to average loans outstanding during the period including loans held-for-sale	-0.01%	0.00%	0.01%

Net loan charge-offs for each loan category to average loans outstanding during the period including loans held-for-sale are considered insignificant for the periods presented in the table above.

The following table presents allocation of the allowance for credit losses by loan category and the percentage of loans in each category to total loans:

	December 31,
	2025			2024			2023
	Amount	Percent of Allowance to Total Allowance	Loan Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Loan Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Loan Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Residential 1-4 family	$1,965	11.31%	12.10%	$1,911	11.34%	13.12%	$1,866	11.35%	13.48%
Commercial real estate	11,295	65.03	60.49	10,907	64.74	60.29	10,691	65.03	61.25
Total real estate loans	13,260	76.34	72.59	12,818	76.08	73.41	12,557	76.38	74.73

Other loans:
Home equity	547	3.15	7.11	553	3.28	6.41	540	3.28	5.86
Consumer	84	0.48	1.61	245	1.45	1.88	304	1.85	2.03
Commercial	3,479	20.03	18.69	3,234	19.19	18.30	3,039	18.49	17.38
Total other loans	4,110	23.66	27.41	4,032	23.92	26.59	3,883	23.62	25.27

Total	$17,370	100.00%	100.00%	$16,850	100.00%	100.00%	$16,440	100.00%	100.00%

Deposits and Other Sources of Funds

Deposits. Deposits are the Company’s primary source of funds. Core deposits are deposits that are more stable and somewhat less sensitive to rate changes. They also represent a lower cost source of funds than rate sensitive, more volatile accounts such as certificates of deposit. We believe that our core deposits are checking, savings, money market and IRA accounts. Based on our historical experience, we include IRA accounts funded by certificates of deposit as core deposits because they exhibit the principal features of core deposits in that they are stable and generally are not rate sensitive. Core deposits were $1.34 billion or 75.2% of the Bank’s total deposits at December 31, 2025. The high percentage of core deposits, particularly transaction accounts, continues to reflect our strategy to restructure our liabilities to more closely align with the lower‑cost funding profile of a commercial bank. Although a meaningful portion of our funding remains in certificates of deposit, balances in this category slightly decreased during 2025. This modest decline has eased some pressure on our overall cost of funds; however, certificates of deposit still represent a higher‑cost funding source and could continue to influence our cost structure going forward.

The following table includes deposit accounts and associated weighted average interest rates for each category of deposits:

	December 31,
	2025			2024			2023
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
	Amount	of Total	Rate	Amount	of Total	Rate	Amount	of Total	Rate
	(Dollars in Thousands)
Noninterest checking	$452,183	25.38%	0.00%	$419,211	24.94%	0.00%	$418,727	25.61%	0.00%
Interest-bearing checking	218,484	12.27	0.19	221,476	13.17	0.18	211,101	12.91	0.05
Savings	207,789	11.66	0.06	210,572	12.52	0.06	230,711	14.11	0.06
Money market	440,971	24.75	1.77	367,094	21.83	1.82	330,274	20.20	1.66
Total	1,319,427	74.06	0.50	1,218,353	72.46	0.47	1,190,813	72.83	0.40
Certificates of deposit accounts:
IRA certificates	20,926	1.17	1.08	21,419	1.27	0.94	22,960	1.40	0.75
Brokered certificates	-	-	0.00	-	-	0.00	72,168	4.41	5.28
Other certificates	441,246	24.77	3.70	441,456	26.27	4.41	349,254	21.36	4.04
Total certificates of deposit	462,172	25.94	3.58	462,875	27.54	4.25	444,382	27.17	4.08
Total deposits	$1,781,599	100.00%	1.37%	$1,681,228	100.00%	1.59%	$1,635,195	100.00%	1.45%

Overall deposits increased year over year by $100.37 million. Money markets increased $73.88 million and noninterest checking increased $32.97 million The remaining deposit accounts experienced slight decreases: Interest bearing checking decreased $2.99 million, savings decreased $2.78 million and money time certificates of deposit decreased $703,000.

At December 31, 2025 and 2024, the Company held $734.62 million and $632.95 million, respectively, in deposit accounts that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") requirements of $250,000 and greater. However, the estimated amount of uninsured deposits was approximately $354.59 million or 19.5% of total deposits at December 31, 2025 considering other factors such as joint accounts, deposits collateralized by Bank securities and deposit sharing programs like Intrafi Cash Service.

The following table shows the amount of certificates of deposit with balances of $250,000 and greater by time remaining until maturity as of December 31, 2025:

Balance
$250,000
and Greater
(In Thousands)
3 months or less	$45,245
Over 3 to 6 months	56,930
Over 6 to 12 months	42,385
Over 12 months	4,580
Total	$149,140

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

Advances from FHLB and other borrowings, including federal funds purchased, decreased by $102.9 million to $38.03 million at December 31, 2025 from $140.93 million at December 31, 2024. The decrease was related to an increase in deposits. The weighted average rate for borrowings was 5.24% at December 31, 2025, compared to 4.72% at December 31, 2024. The outstanding balance under the Bell Bank line of credit was $15.00 million at December 31, 2025.

Other Long-Term Debt. The following table summarizes other long-term debt activity:

	December 31,		December 31,
	2025		2024
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Subordinated debentures fixed at 5.50% to floating effective July 1, 2025, due 2030	$-	0.00%	$14,815	25.05%
Subordinated debentures fixed at 3.50% to floating, due 2032	39,295	88.40	39,179	66.24
Subordinated debentures variable at 3-Month SOFR plus 1.68%, due 2035	5,155	11.60	5,155	8.71
Total other long-term debt, net	$44,450	100.00%	$59,149	100.00%

Total other long-term debt was $44.45 million at December 31, 2025 compared to $59.15 million at December 31, 2024.

On October 1, 2025, the Company redeemed all of the 5.50% fixed-to-floating rate subordinated notes due July 1, 2030, having an aggregate principal amount of $15.00 million. The Company utilized its line of credit with a correspondent bank to finance the redemption payment. The Company drew $15.00 million on the line of credit, which has a maturity of September 2, 2027, and has a variable interest rate equal to 0.50% below prime.

Shareholders’ Equity

Total shareholders’ equity increased by $17.04 million or 9.7%, to $191.81 million at December 31, 2025 from $174.77 million at December 31, 2024. This increase was primarily the result of net income of $14.84 million and other comprehensive income of $7.27 million.  These increases were partially offset by dividends paid of $4.58 million.

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

The following table includes average balances for financial condition items, as well as interest and dividends and average yields related to the average balances. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances and are included in loans receivable as loans carrying a zero yield. The yields include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income or expense.

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Average	Interest		Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$286,079	$9,466	3.31%	$306,538	$10,428	3.39%	$328,533	$11,376	3.46%
FHLB and FRB stock	10,256	922	8.99	13,535	1,085	7.99	12,851	727	5.66
Loans receivable(1)	1,553,083	97,598	6.28	1,523,384	92,282	6.04	1,436,672	79,423	5.53
Other earning assets	10,811	425	3.93	6,663	416	6.23	2,671	89	3.33
Total interest-earning assets	1,860,229	108,411	5.83	1,850,120	104,211	5.62	1,780,727	91,615	5.14
Noninterest-earning assets	251,029			241,931			234,859
Total assets	$2,111,258			$2,092,051			$2,015,586

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$213,050	$422	0.20%	$218,175	$391	0.18%	$237,006	$595	0.25%
Savings	208,460	124	0.06	212,221	134	0.06	238,695	146	0.06
Money market	421,428	10,117	2.40	350,431	8,660	2.46	331,199	5,548	1.68
Certificates of deposit	458,738	17,113	3.73	443,313	18,653	4.20	357,573	11,568	3.24
FHLB advances and other borrowings	105,120	4,964	4.72	190,082	10,211	5.36	159,667	8,562	5.36
Other long-term debt	55,467	2,774	5.00	59,080	2,724	4.60	58,930	2,719	4.61
Total interest-bearing liabilities	1,462,263	35,514	2.43	1,473,302	40,773	2.76	1,383,070	29,138	2.11
Noninterest checking	423,163			412,251			439,388
Other noninterest-bearing liabilities	43,091			41,907			34,321
Total liabilities	1,928,517			1,927,460			1,856,779

Total equity	182,741			164,591			158,807

Total liabilities and equity	$2,111,258			$2,092,051			$2,015,586
Net interest income/interest rate spread(2)		$72,897	3.40%		$63,438	2.86%		$62,477	3.04%

Net interest margin(3)			3.92%			3.42%			3.51%
Total interest earning assets to interest-bearing liabilities			127.22%			125.58%			128.75%

(1)   Includes loans held-for-sale.

(2)   Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(3)   Net interest margin represents income before the provision for credit losses divided by average interest-earning assets.

(4)   For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.

Net Interest Margin ("NIM"). Net interest margin for the year ended December 31, 2025 was 3.92%, an increase of 50 basis points compared to December 31, 2024. The change in NIM reflects the increase in yields on interest-earning assets and the decrease in the average rate on interest-bearing liabilities.

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

	Year Ended December 31, 2025			Year Ended December 31, 2024
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$(696)	$(266)	$(962)	$(762)	$(186)	$(948)
FHLB and FRB stock	(263)	100	(163)	39	319	358
Loans receivable(1)	1,799	3,517	5,316	4,794	8,065	12,859
Other earning assets	259	(250)	9	133	194	327
Total interest earning assets	1,099	3,101	4,200	4,204	8,392	12,596

Interest-bearing liabilities:
Checking	(9)	40	31	(47)	(157)	(204)
Savings	(2)	(8)	(10)	(16)	4	(12)
Money market	1,754	(297)	1,457	322	2,790	3,112
Certificates of deposit	649	(2,189)	(1,540)	2,774	4,311	7,085
FHLB advances and other borrowings	(4,564)	(683)	(5,247)	1,631	18	1,649
Other long-term debt	(167)	217	50	7	(2)	5
Total interest-bearing liabilities	(2,339)	(2,920)	(5,259)	4,671	6,964	11,635

Change in net interest income	$3,438	$6,021	$9,459	$(467)	$1,428	$961

(1)     Includes loans held-for-sale.

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2025 and 2024

The following compares the results of operations for the Years Ended December 31, 2025 and 2024.

	Years Ended
	December 31,
	2025	2024	Dollar Change	Percent Change
	(Dollars in Thousands)
Interest and dividend income	$108,411	$104,211	$4,200	4.0%
Interest expense	35,514	40,773	(5,259)	-12.9
Net interest income	72,897	63,438	9,459	14.9
Provision for credit losses	1,181	518	663	128.0
Net interest income after provision for credit losses	71,716	62,920	8,796	14.0

Noninterest income	18,672	17,776	896	5.0
Noninterest expense	71,495	69,306	2,189	3.2
Provision for income taxes	4,058	1,612	2,446	151.7
Net income	$14,835	$9,778	$5,057	51.7%

Net Income

Eagle’s net income for the year ended December 31, 2025 was $14.84 million, compared to $9.78 million for the year ended December 31, 2024. The increase of $5.06 million, or 51.7%, was driven by an increase in net interest income after provision for credit losses of $8.80 million, partially offset by an increase in noninterest expense of $2.19 million and an increase in provision for income taxes of $2.45 million. Basic and diluted earnings per common share were both $1.90 for the year ended December 31, 2025. Basic and diluted earnings per common share were $1.25 and $1.24, respectively, for the year ended December 31, 2024.

Net Interest Income

Net interest income increased to $72.90 million for the year ended December 31, 2025, from $63.44 million for the year ended December 31, 2024. This increase of $9.46 million, or 14.9%, was primarily the result of a decrease in interest expense of $5.26 million and an increase in interest and dividend income of $4.20 million.

Interest and Dividend Income

Interest and dividend income was $108.41 million for the year ended December 31, 2025, compared to $104.21 million for the year ended December 31, 2024, an increase of $4.20 million, or 4.0%. Interest and fees on loans increased to $97.60 million for the year ended December 31, 2025, from $92.28 million for the same period ended December 31, 2024. This increase of $5.32 million, or 5.8%, was due in part to an increase in the average yield on loans, as well as an increase in the average balances for loans. The average interest rate earned on loans receivable increased by 24 basis points, from 6.04% for the year ended December 31, 2024, to 6.28% for the year ended December 31, 2025. Interest accretion on purchased loans was $1.15 million for the year ended December 31, 2025, which resulted in a six-basis point increase in net interest margin, compared to $751,000 for the year ended December 31, 2024, which resulted in a four-basis point increase in net interest margin. In addition, average balances for loans receivable, including loans-held-for-sale, for the year ended December 31, 2025 were $1.55 billion, compared to $1.52 billion for the year ended December 31, 2024. This represents an increase of $29.70 million, or 1.95%, and was due to organic growth. Interest on investment securities available-for-sale decreased by $962,000, or 9.2%, period over period, primarily due to the decrease in average balances for investments from $306.54 million for the year ended December 31, 2024, to $286.08 million for the year ended December 31, 2025. In addition, average interest rates earned on investments decreased from 3.39% for the year ended December 31, 2024, to 3.31% for the year ended December 31, 2025.

Interest Expense

Total interest expense was $35.51 million for the year ended December 31, 2025, decreasing from $40.77 million for the year ended December 31, 2024. The decrease of $5.26 million was primarily due to a decrease of $5.20 million in interest expense on total borrowings.  The decrease in interest expense on total borrowings was driven by the average balance of FHLB advances and other borrowings decreasing from $190.08 million for the year ended December 31, 2024, to $105.12 million for the year ended December 31, 2025. The average rate paid on FHLB advances and other borrowings also decreased from 5.36% for the year ended December 31, 2024, to 4.72% for the year ended December 31, 2025. Interest expense on deposits decreased minimally by $62,000 from December 31, 2024. The overall average rate on total deposits was 1.61% for the year ended December 31, 2025, compared to 1.70% for the year ended December 31, 2024. However, the average balances for total deposits were $1.72 billion for the year ended December 31, 2025, compared to $1.64 billion for the year ended December 31, 2024.

Provision for Credit Losses

Provision for credit losses was $1.18 million for the year ended December 31, 2025, compared to $518,000 for the year ended December 31, 2024. The provision for credit losses for the year ended December 31, 2025, included an increase in the provision for credit losses on loans to $741,000 and an increase in the provision for unfunded commitments to $440,000.

Noninterest Income

Total noninterest income was $18.67 million for the year ended December 31, 2025, compared to $17.78 million for the year ended December 31, 2024. The increase of $896,000, or 5.0%, was primarily due to an increase in mortgage banking, net of $531,000 for the year ended December 31, 2025. Mortgage banking, net includes net gain on sale of mortgage loans which increased $982,000 to $7.72 million for the year ended December 31, 2025, compared to $6.74 million for the year ended December 31, 2024. During the year ended December 31, 2025, $230.90 million residential mortgage loans were sold compared to $211.78 million in the prior year. Gross margin on sale of mortgage loans increased to 3.34% for the year ended December 31, 2025, from 3.18% for the year ended December 31, 2024.

Noninterest Expense

Noninterest expense was $71.50 million for the year ended December 31, 2025, compared to $69.31 million for the year ended December 31, 2024, an increase of $2.19 million, or 3.2%. The primary driver of the increase was salaries and employee benefits, which increased $2.67 million, or 6.7%, to $42.39 million for the year ended December 31, 2025, compared to $39.72 million for the year ended December 31, 2024. Software subscriptions also increased $606,000 due to new system implementations. However, contract changes led to lower data processing expense which decreased $1.23 million.

Provision for Income Taxes

Provision for income taxes was $4.06 million for the year ended December 31, 2025, compared to $1.61 million for the year ended December 31, 2024. The effective tax rate was 21.5% for the year ended December 31, 2025, compared to 14.2% for the prior year. The effective tax rate increased as the Company's pretax earnings have increased at a faster pace than tax-exempt income.

Liquidity and Capital Resources

Liquidity

The Bank is required by regulation to maintain sufficient levels of liquidity for safety and soundness purposes. Appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0%, and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 30 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of December 31, 2025 and 2024.

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

The Bank's available borrowing capacity was approximately $601.00 million as of December 31, 2025 and $404.00 million as of December 31, 2024.

	December 31,		December 31,
	2025		2024
	Borrowings	Remaining Borrowing	Borrowings	Remaining Borrowing
	Outstanding	Capacity	Outstanding	Capacity
	(In Thousands)
Federal Home Loan Bank advances	$22,917	$492,553	$140,930	$276,664
Federal Reserve Bank discount window	-	23,506	-	27,349
Correspondent bank lines of credit	15,105	84,895	-	100,000
Total	$38,022	$600,954	$140,930	$404,013

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

Brokered deposits are another source of funding the Bank may utilize from time to time. As of December 31, 2025, the Bank had no brokered certificates and $3.21 million in brokered money market deposits. As of December 31, 2024, the Bank had no brokered certificates and $5.57 million in brokered money market deposits. Policy limits for brokered deposits are set at 10% of assets.

In addition to Bank level liquidity management, Eagle must manage liquidity at the parent company level for various operating needs, including the servicing of debt, the payment of dividends on our common stock, share repurchases, payment of general corporate expenses, and potential capital infusions into subsidiaries. The primary source of liquidity for Eagle consists of dividends from the Bank, which is governed by certain rules and regulations of the Montana Division of Banking and Financial Institutions and the Federal Reserve, and access to capital markets.

Eagle has a $15.00 million line of credit with a correspondent bank. The outstanding balance for this line of credit was $15.00 million at December 31, 2025 and $0 at December 31, 2024. The line of credit was used to finance the redemption payment for subordinated notes of $15.00 million. The line of credit has a two-year maturity and a variable interest rate equal to 0.50% below prime. The rate was 6.25% as of December 31, 2025.The draw is secured by the assets of the Company and includes certain financial covenants and negative covenants. Outstanding draws on the line impact remaining borrowing capacity for the Company’s correspondent bank lines of credit included above.

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

Comparison of Cash Flow for Years Ended December 31, 2025 and 2024

Net cash provided by the Company’s operating activities, which is primarily comprised of cash transactions affecting net income, was $33.13 million for the year ended December 31, 2025 compared to $28.54 million for the prior year. Net cash provided by operating activities was higher for the year ended December 31, 2025 primarily due to changes in loans held-for-sale activity.

Net cash provided by the Company’s investing activities, which is primarily comprised of cash transactions related to activity in the loan portfolio and investment securities, was $21.96 million for the year ended December 31, 2025 compared to net cash used of $27.80 million for the year ended December 31, 2024. Net cash provided by investing activities for the year ended December 31, 2025, was impacted by available-for-sale securities maturities, principal payments and calls of $27.12 million for the year ended December 31, 2025 only partially offset by purchases of $7.04 million for the year ended December 31, 2025. In addition, loan pay-off and principal payments were higher than loan originations during the year. Loan origination and principal collection, net was $1.30 million for the year ended December 31, 2025. Net cash used in investing activities for the year ended December 31, 2024, was impacted by loan originations being higher than loan pay-off and principal payments during the year. Loan origination and principal collection, net was $36.20 million for the year ended December 31, 2024. Pay-off activity has slowed with current interest rate levels. Available-for-sale securities sales and maturities, principal payments and calls were $35.27 million for the year ended December 31, 2024. A portion of the proceeds were used to purchase additional available-for-sale securities totaling $10.98 million.

Net cash used in the Company’s financing activities was $23.69 million for the year ended December 31, 2025 compared to net cash provided of $6.27 million for the year ended December 31, 2024. Net cash used in financing activities for the year ended December 31, 2025 was driven by a net decrease in borrowings of $117.91 million largely offset by an increase in deposits of $100.37 million. Net cash provided by financing activities for the year ended December 31, 2024 was largely impacted by an increase in deposits of $46.03 million, largely offset by a decrease in borrowings of $34.81 million.

Capital Resources

At December 31, 2025, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200-basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 3.4% compared to an increase of 1.7% at December 31, 2024. The Bank is within the guidelines set forth by the Board of Directors for interest rate sensitivity.

The Bank’s Tier 1 leverage ratio, as measured under State of Montana and FRB rules, increased from 10.07% as of December 31, 2024 to 10.62% as of December 31, 2025. The Bank’s strong capital position helps to mitigate its interest rate risk exposure.

As of December 31, 2025, the Company’s regulatory capital was in excess of all applicable regulatory requirements and is deemed “well capitalized” pursuant to State of Montana and FRB rules. At December 31, 2025, the Bank’s total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios amounted to 14.28%, 13.15%, 13.15% and 10.62%, respectively, compared to regulatory requirements of 10.50%, 8.50%, 7.00% and 4.00%, respectively.

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

The following table includes the Bank's net interest income sensitivity analysis.

Changes in Market	As of December 31, 2025		Board Policy	Board Policy
Interest Rates	Rate Sensitivity		Limits	Limits
(Basis Points)	Year 1	Year 2	Year 1	Year 2

+300	-3.3%	7.4%	-15.0%	-20.0%
+200	-2.1%	6.5%	-15.0%	-15.0%
+100	-0.9%	5.8%	-10.0%	-10.0%
-100	-0.2%	1.4%	-10.0%	-10.0%
-200	0.2%	-1.6%	-15.0%	-15.0%
-300	2.0%	-3.0%	-15.0%	-20.0%

The following table discloses how the Bank’s economic value of equity (“EVE”) would react to interest rate changes.

Changes in Market	EVE as a % Change from 0 Shock
Interest Rates	As of December 31, 2025	Board Policy
(Basis Points)	Projected EVE	Limits
		Maximum % change:
+300	4.3%	-35.0%
+200	3.4%	-30.0%
+100	2.2%	-20.0%
0	0.0%	0.0%
-100	-4.0%	-20.0%

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

Loan Commitments

Loan commitments are summarized as follows:

	December 31,
	2025	2024
	(In Thousands)
Commitments to extend credit	$311,589	$267,623
Letters of credit	7,613	7,409

Investment Commitments

The Company entered into an investment agreement with a local non-profit on October 1, 2025. The investment is for a homebuyer assistance program in the state of Montana. The total commitment is $5.00 million and is expected to be drawn over a three-year period. The outstanding commitment was $5.00 million as of December 31, 2025.

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

As previously reported, on June 3, 2025, the Company's prior independent registered public accounting firm, Moss Adams LLP ("Moss Adams") merged with Baker Tilly US, LLP. The combined audit practices operate as Baker Tilly US, LLP (“Baker Tilly”). In connection with the notification of the merger, Moss Adams resigned as the auditors of the Company and the Audit Committee of the Company’s Board of Directors approved the appointment of Baker Tilly, as the successor to Moss Adams, as the Company’s independent registered public accounting firm.

Prior to the merger of Moss Adams and Baker Tilly, as a matter of good corporate governance, the Audit Committee (the “Audit Committee”) of the Board of Directors (the “Board”) of the Company had commenced a comprehensive process to determine the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2026, and issued a Request for Proposal (“RFP”) to several qualified accounting firms, including Moss Adams. As a result of this process, following the review and evaluation of proposals from participating firms, on July 24, 2025, the Board approved the recommendation of the Audit Committee to appoint Plante & Moran, PLLC (“Plante Moran”) as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2026, subject to completion by Plante Moran of its standard client acceptance procedures and execution of an engagement letter, and the dismissal of Baker Tilly. The dismissal of Baker Tilly and the appointment of Plante Moran became effective upon the issuance by Baker Tilly of its report on the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2025 and the effectiveness of internal control over financial reporting as of December 31, 2025 for inclusion in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Prior to deciding to engage Plante Moran, the Company did not consult with Plante Moran (1) regarding the application of accounting principles to a specific completed or contemplated transaction, or regarding the type of audit opinions that might be rendered by Plante Moran on the Company’s financial statements, and Plante Moran did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue, (2) on any matter that would have been the subject of a disagreement, as defined by Item 304(a)(1)(iv) of Regulation S-K, or (3) on any matter that would have been a reportable event, as defined by Item 304(a)(1)(v) of Regulation S-K.

The audit reports of Moss Adams on the Company’s consolidated financial statements for the years ended December 31, 2024 and 2023 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The audit report of Moss Adams on the Company’s internal control over financial reporting as of December 31, 2024 contained an adverse opinion on the effectiveness of internal control over financial reporting due to a material weakness.

During the years ended December 31, 2024 and 2023 and the subsequent interim period through July 24, 2025, there were no (a) disagreements with Moss Adams or Baker Tilly on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the independent registered public accounting firms’ satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements, or (b) reportable events requiring disclosure pursuant to Item 304(a)(1)(v) of Regulation S-K except for the material weakness in the Company’s internal control over financial reporting as reported in Item 9A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, related to controls that were not designed at a sufficient level of precision to ensure the proper classification of borrowings as short-term or long-term so that the borrowings from and repayments to were appropriately presented either on a net basis or a gross basis within the financing section of the statement of cash flows. The material weakness has since been remediated. The Audit Committee discussed with Moss Adams the reportable event described above, and the Company has authorized Moss Adams to respond fully to the inquiries of Baker Tilly concerning this reportable event.

During the years ended December 31, 2024 and 2023, and the subsequent interim period through June 3, 2025, neither the Company, nor anyone on its behalf, consulted with Baker Tilly regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to that item, or a “reportable event,” as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of December 31, 2025, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of December 31, 2025, our disclosure controls and procedures were effective.

Management Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a- 15(f) and 15d-15(f). Our management conducted an assessment of the effectiveness of our internal control over financial reporting. This assessment was based upon the criteria for effective internal control over financial reporting established in the 2013 Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission

The Company’s internal control over financial reporting involves a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes the controls themselves, as well as monitoring of the controls and internal auditing practices and actions to correct deficiencies identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Based on this assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective. The Company's independent registered public accounting firm, that audited the Company's consolidated financial statements included in this annual report, has issued an audit report on our internal control over financial reporting as of December 31, 2025. This report appears on page 1 of this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2025 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Adoption or Termination of Trading Arrangements by Directors and Executive Officers.

During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION.

Not applicable.

PART III

Except as provided below, the information required by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of our year ended December 31, 2025.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our directors may be found under the caption “Proposal I – Election of Directors” in our Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”). The information in the Proxy Statement set forth under the captions of “Board Attendance and Committees,” “Board Leadership Structure,” “The Board’s Role in Risk Oversight” and “Code of Ethics” is incorporated herein by reference.

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

The following documents are filed as part of this report: The audited Consolidated Statements of Financial Condition of Eagle Bancorp Montana, Inc. and subsidiaries as of December 31, 2025 and 2024 and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the years then ended, together with the related notes and Report of Independent Registered Public Accounting Firm.

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

10.30	Salary Continuation Agreement between Opportunity Bank of Montana and Linda Chilton (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on November 5, 2020).

10.31	2020 Non-Employee Director Award Plan (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on May 11, 2020).

10.32	Amendment No. 1 to the 2020 Non-Employee Director Award Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 26, 2023).

10.33	Salary Continuation Agreement between Opportunity Bank of Montana and Alana Binde (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on November 4, 2022).

10.34	Salary Continuation Agreement between Opportunity Bank of Montana and Miranda Spaulding (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on November 9, 2022).

10.35	Deferred Compensation Agreement between Eagle Bancorp Montana, Inc. and Peter J. Johnson (incorporated by reference to Exhibit 10.34 of our Annual Report on Form 10-K filed on March 8, 2023).

10.36	Employment Agreement, effective as of May 25, 2023, among Laura F. Clark, Eagle Bancorp Montana, Inc., and Opportunity Bank of Montana (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 1, 2023).

10.37	Fourth Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Laura F. Clark adopted October 17, 2024 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 22, 2024).

10.38	First Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Miranda J. Spaulding adopted October 17, 2024 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 22, 2024).

10.39	Third Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Dale F. Field adopted October 17, 2024 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on October 22, 2024).

10.40	Second Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Rachel R. Amdahl adopted November 1, 2024 (incorporate by reference to Exhibit 10.4 of our Current Report on Form 10-Q filed on November 11,2024).

10.41	First Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Alana Binde adopted November 1, 2024 (incorporate by reference to Exhibit 10.5 of our Current Report on Form 10-Q filed on November 11,2024).

10.42	Second Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Chantelle Nash adopted November 1, 2024 (incorporate by reference to Exhibit 10.6 of our Current Report on Form 10-Q filed on November 11,2024).

10.43	First Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Mark O'Neill adopted November 1, 2024 (incorporate by reference to Exhibit 10.7 of our Current Report on Form 10-Q filed on November 11,2024).

10.44	First Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Patrick D. Rensmon adopted November 1, 2024 (incorporate by reference to Exhibit 10.8 of our Current Report on Form 10-Q filed on November 11,2024).

10.45	2025 Stock Incentive Plan for Directors, Officers and Employees (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-8 (File No. 333-287162) filed with the SEC on May 9, 2025).

19.1	Insider Trading Policies and Procedures (incorporated by reference to Exhibit 19.1 of our Current Report on Form 10-K filed on March 14, 2025).

21.1	Subsidiaries of Registrant.

23.1	Consent of Baker Tilly LLP.

31.1	Certification by Laura F. Clark, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
March 9, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Laura F. Clark	President and Chief Executive Officer	March 9, 2026
Laura F. Clark	Director (Principal Executive Officer)

/s/ Miranda J. Spaulding	Chief Financial Officer	March 9, 2026
Miranda J. Spaulding	(Principal Financial Officer and Principal Accounting Officer)

/s/ Rick F. Hays	Chairman	March 9, 2026
Rick F. Hays

/s/ Thomas J. McCarvel	Vice Chairman	March 9, 2026
Thomas J. McCarvel

/s/ Peter J. Johnson	Director	March 9, 2026
Peter J. Johnson

/s/ Maureen J. Rude	Director	March 9, 2026
Maureen J. Rude

/s/ Shavon R. Cape	Director	March 9, 2026
Shavon R. Cape

/s/ Tanya J. Chemodurow	Director	March 9, 2026
Tanya J. Chemodurow

/s/ Kenneth M. Walsh	Director	March 9, 2026
Kenneth M. Walsh

/s/ Corey Jensen	Director	March 9, 2026
Corey Jensen

/s/ Cynthia A. Utterback	Director	March 9, 2026
Cynthia A. Utterback

/s/ Samuel D. Waters	Director	March 9, 2026
Samuel D. Waters

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2025 and 2024

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Eagle Bancorp Montana, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Eagle Bancorp Montana, Inc (and subsidiaries) (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Annual Report on Internal Control over Financial Reporting included in Item 9A Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Qualitative Factors

Critical Audit Matter Description

As described in Note 3 to the consolidated financial statements, the Company’s allowance for credit losses (ACL) on loans was $17.4 million at December 31, 2025. The ACL on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL on loans is measured on a collective pool basis when similar risk characteristics exist. The Company utilizes the Weighted Average Remaining Maturity (WARM) methodology, which applies historical loss rates over the estimated remaining life of each loan pool. Modeled expected losses are adjusted to reflect current economic conditions and reasonable and supportable forecasts through the use of quantitative models and qualitative factors. Loans considered to have different risk characteristics that do not fall within any pool are analyzed individually.

We identified management’s estimation of qualitative factors used to adjust the modeled expected losses as a critical audit matter. The estimation of these factors, based on management’s evaluation of available internal and external data, is subjective in nature and requires significant judgment by management. Auditing management’s judgments regarding the determination of qualitative factors applied to the ACL on loans required a high level of audit effort and involved especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the design and operating effectiveness of internal controls related to the ACL calculation and the identification and assessment of the qualitative factors used. Our audit procedures related to qualitative factors included the following, among others:

●

Testing the methodology used in the ACL calculation and evaluating whether the qualitative factors used in the calculation are supported by management's analysis, including testing the key underlying information utilized by management.

●	Testing the mathematical accuracy of the ACL calculation and the application of the qualitative factors within the calculation.

Evaluation of Goodwill for Impairment

As described in Note 1 to the consolidated financial statements, the Company’s goodwill balance was $34.7 million as of December 31, 2025. The Company tests goodwill for impairment annually as of October 31, or more often if events or circumstances indicate there may be impairment. The impairment test did not result in goodwill impairment for the year ended December 31, 2025.

We identified the goodwill impairment test as a critical audit matter. The determination of the fair value of the Company’s reporting unit requires management to develop significant assumptions that are used as inputs to the goodwill impairment test. Auditing management’s annual impairment test required a high level of audit effort that required specialized skills and knowledge. Additionally, the evaluation of audit evidence of the significant assumptions required especially challenging and subjective auditor judgment, including those assumptions underlying the projections of future cash flows utilized in the income approach, the selection of peer data utilized in the market approach, and the relative weight assigned to the different valuation methodologies.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the design and operating effectiveness of internal controls related to management’s goodwill impairment assessment process. Our audit procedures related to the methods and assumptions used in the goodwill impairment test included the following, among others:

●

With the assistance of our valuation specialist, (1) testing the reasonableness of the methods and significant assumptions used and (2) performing a shadow calculation to recreate the results of the valuation model.

●	Evaluating the relative weight assigned to the valuations indicated by the market and income approaches.

●	Validating the completeness, accuracy, and reliability of underlying data used in the Company’s analysis.

●

Evaluating the reasonableness of the assumptions utilized by the Company in the determination of the estimated projected cash flows used in the income approach and the reasonableness of the selection of peer data utilized in the market approach.

/s/ Baker Tilly US, LLP

Spokane, Washington

March 9, 2026

We have served as the Company’s auditor since 2019.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Per Share Data)

	December 31,
	2025	2024
ASSETS:
Cash and due from banks	$24,110	$29,824
Interest-bearing deposits in banks	38,852	1,735
Total cash and cash equivalents	62,962	31,559

Securities available-for-sale, at fair value (amortized cost of $299,162 at December 31, 2025 and $319,939 at December 31, 2024)	281,692	292,590
Federal Home Loan Bank ("FHLB") stock	2,650	7,778
Federal Reserve Bank ("FRB") stock	4,131	4,131
Mortgage loans held-for-sale, at fair value	7,452	13,368
Loans receivable, net of allowance for credit losses of $17,370 at December 31, 2025 and $16,850 at December 31, 2024	1,501,649	1,503,796
Accrued interest and dividends receivable	14,448	12,890
Mortgage servicing rights, net	15,043	15,376
Assets held-for-sale, at cost	-	960
Premises and equipment, net	101,438	101,540
Cash surrender value of life insurance, net	54,708	53,232
Goodwill	34,740	34,740
Core deposit intangible, net	3,314	4,499
Deferred tax asset, net	8,333	10,364
Other assets	13,807	16,267
Total assets	$2,106,367	$2,103,090

LIABILITIES:
Deposit accounts:
Noninterest-bearing	$452,183	$419,211
Interest-bearing	1,329,416	1,262,017
Total deposits	1,781,599	1,681,228

Accrued expenses and other liabilities	50,482	47,018
Federal Funds Purchased	105	-
FHLB advances and other borrowings	37,917	140,930
Other long-term debt:
Principal amount	45,155	60,155
Unamortized debt issuance costs	(705)	(1,006)
Total other long-term debt, net	44,450	59,149

Total liabilities	1,914,553	1,928,325

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 20,000,000 shares authorized; 8,507,429 shares issued at December 31, 2025 and December 31, 2024; 7,957,769 shares outstanding at December 31, 2025 and 8,027,177 shares outstanding at December 31, 2024)	85	85
Additional paid-in capital	108,086	108,334
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(3,437)	(4,010)
Treasury stock, at cost (549,660 shares at December 31, 2025 and 480,252 shares at December 31, 2024)	(11,567)	(10,762)
Retained earnings	111,521	101,264
Accumulated other comprehensive loss, net of tax	(12,874)	(20,146)
Total shareholders' equity	191,814	174,765

Total liabilities and shareholders' equity	$2,106,367	$2,103,090

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except for Per Share Data)

	Years Ended
	December 31,
	2025	2024
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$97,598	$92,282
Securities available-for-sale	9,466	10,428
FHLB and FRB dividends	922	1,085
Other interest income	425	416
Total interest and dividend income	108,411	104,211

INTEREST EXPENSE:
Deposits	27,776	27,838
FHLB advances and other borrowings	4,964	10,211
Other long-term debt	2,774	2,724
Total interest expense	35,514	40,773

NET INTEREST INCOME	72,897	63,438

Provision for credit losses	1,181	518

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	71,716	62,920

NONINTEREST INCOME:
Service charges on deposit accounts	1,655	1,645
Mortgage banking, net	10,545	10,014
Interchange and ATM fees	2,620	2,540
Appreciation in cash surrender value of life insurance	1,511	2,054
Net loss on sale of available-for-sale securities	-	(141)
Other noninterest income	2,341	1,664
Total noninterest income	18,672	17,776

NONINTEREST EXPENSE:
Salaries and employee benefits	42,389	39,715
Occupancy and equipment expense	9,311	8,531
Data processing	4,976	6,209
Software subscriptions	2,733	2,127
Advertising	1,288	1,312
Amortization	1,194	1,391
Loan costs	1,400	1,567
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	956	1,165
Professional and examination fees	1,699	1,941
Other noninterest expense	5,549	5,348
Total noninterest expense	71,495	69,306

INCOME BEFORE PROVISION FOR INCOME TAXES	18,893	11,390

Provision for income taxes	4,058	1,612

NET INCOME	$14,835	$9,778

BASIC EARNINGS PER COMMON SHARE	$1.90	$1.25

DILUTED EARNINGS PER COMMON SHARE	$1.90	$1.24

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Years Ended
	December 31,
	2025	2024

NET INCOME	$14,835	$9,778

OTHER ITEMS OF COMPREHENSIVE INCOME (LOSS) BEFORE TAX:
Change in fair value of investment securities available-for-sale	9,879	(414)
Reclassification for net realized losses on investment securities available-for-sale	-	141
Total other comprehensive income (loss)	9,879	(273)

Income tax (provision) benefit related to securities available-for-sale	(2,607)	72

COMPREHENSIVE INCOME	$22,107	$9,577

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except for Per Share Data)

							Accumulated
			Additional	Unallocated			Other
	Preferred	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Stock	Earnings	(Loss) Income	Total

Balance at January 1, 2025	$-	$85	$108,334	$(4,010)	$(10,762)	$101,264	$(20,146)	$174,765
Net income	-	-	-	-	-	14,835	-	14,835
Other comprehensive income, net of tax	-	-	-	-	-	-	7,272	7,272
Dividends paid ($0.575 per share)	-	-	-	-	-	(4,578)	-	(4,578)
Stock compensation expense	-	-	689	-	-	-	-	689
Treasury stock reissued for stock incentive plans (30,592 shares at $25.12 average cost per share)	-	-	(768)	-	768	-	-	-
ESOP shares allocated (23,990 shares)	-	-	(169)	573	-	-	-	404
Treasury stock purchased (100,000 shares at $15.73 average cost per share)	-	-	-	-	(1,573)	-	-	(1,573)
Balance at December 31, 2025	$-	$85	$108,086	$(3,437)	$(11,567)	$111,521	$(12,874)	$191,814

Balance at January 1, 2024	$-	$85	$108,819	$(4,583)	$(11,124)	$96,021	$(19,945)	$169,273
Net income	-	-	-	-	-	9,778	-	9,778
Other comprehensive loss, net of tax	-	-	-	-	-	-	(201)	(201)
Dividends paid ($0.565 per share)	-	-	-	-	-	(4,535)	-	(4,535)
Stock compensation expense	-	-	523	-	-	-	-	523
Treasury stock reissued for stock incentive plans (35,393 shares at $22.07 average cost per share)	-	-	(781)	-	781	-	-	-
ESOP shares allocated (23,990 shares)	-	-	(227)	573	-	-	-	346
Treasury stock purchased (25,000 shares at $16.74 average cost per share)	-	-	-	-	(419)	-	-	(419)
Balance at December 31, 2024	$-	$85	$108,334	$(4,010)	$(10,762)	$101,264	$(20,146)	$174,765

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,835	$9,778
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,181	518
Depreciation	5,320	5,170
Net amortization of investment securities premiums and discounts	708	1,027
Amortization of mortgage servicing rights	1,937	1,833
Amortization of right-of-use assets	480	498
Amortization of core deposit intangibles	1,194	1,391
Compensation expense related to restricted stock awards	689	523
ESOP compensation expense for allocated shares	404	346
Deferred income tax benefit	(574)	(529)
Net gain on sale of loans	(7,723)	(6,741)
Originations of loans held-for-sale	(225,114)	(214,323)
Proceeds from sales of loans held-for-sale	237,149	217,772
Net loss on sale of real estate owned and other repossessed assets	10	6
Net gain on sale/disposal of premises and equipment	(153)	(17)
Net realized loss on sales of available-for-sale securities	-	141
Net appreciation in cash surrender value of life insurance	(1,511)	(3,036)
Net change in:
Accrued interest and dividends receivable	(1,558)	(405)
Other assets	2,753	527
Accrued expenses and other liabilities	3,100	14,060
Net cash provided by operating activities	33,127	28,539

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	-	14,121
Maturities, principal payments and calls	27,117	21,145
Purchases	(7,043)	(10,980)
FHLB stock redeemed	5,128	1,413
Loan origination and principal collection, net	1,303	(36,204)
Purchase of bank owned life insurance	-	(3,275)
Proceeds from sale of real estate and other repossessed assets acquired in settlement of loans	40	3
Insurance proceeds related to premises and equipment	76	-
Proceeds from sale of premises and equipment	125	60
Purchases of premises and equipment, net	(4,782)	(14,080)
Net cash provided by (used in) investing activities	21,964	(27,797)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	100,371	46,033
Net short-term payments on FHLB and other borrowings	(32,908)	(107,724)
Advances on long-term FHLB and other borrowings	35,000	135,000
Payments on long-term FHLB and other borrowings	(105,000)	(62,083)
Repayment of subordinated debentures	(15,000)	-
Purchase of treasury stock	(1,573)	(419)
Dividends paid	(4,578)	(4,535)
Net cash (used in) provided by financing activities	(23,688)	6,272

NET INCREASE IN CASH AND CASH EQUIVALENTS	31,403	7,014

CASH AND CASH EQUIVALENTS, beginning of period	31,559	24,545

CASH AND CASH EQUIVALENTS, end of period	$62,962	$31,559

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands)

	Years Ended
	December 31,
	2025	2024
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest	$37,118	$37,910
Cash paid during the year for income taxes, net of refunds	3,157	549

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in fair value of securities available-for-sale	$9,879	$(273)
Mortgage servicing rights recognized	1,604	1,356
Right-of-use assets obtained (used) in exchange for lease liabilities	5	(151)
Loans transferred to real estate and other assets acquired in foreclosure	103	49
Decrease in commitments to invest in Low-Income Housing Tax Credit projects	(49)	(2,445)

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Summary of Significant Accounting Policies

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

In March 2021, the Bank established a subsidiary, Opportunity Housing Fund, LLC (“OHF”), to invest in Low-Income Housing Tax Credit (“LIHTC”) projects. The LIHTC program is designed to encourage capital investment in construction and rehabilitation of low-income housing. During the year ended December 31, 2021, OHF made investments in two LIHTC projects. Investments in LIHTC projects are included in other assets on the statement of financial condition and totaled $5,963,000 and $6,759,000 as of December 31, 2025 and 2024, respectively. Outstanding funding obligations for LIHTC projects are included in other liabilities on the statement of financial condition and totaled $166,000 at December 31, 2025.

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

Subsequent Events

The Company has evaluated events and transactions subsequent to  December 31, 2025 for recognition and/or disclosure.

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

Investment Securities

The Company can designate debt and equity securities as held-to-maturity, available-for-sale or trading. At December 31, 2025 and 2024 all securities were designated as available-for-sale.

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

Allowance for Credit Losses - Available-for-Sale Securities

For available-for-sale securities in an unrealized loss position, the Company will first determine whether it intends to sell the security or will more likely than not be required to sell the security before recovery of its amortized cost basis. The security’s amortized cost basis will be written down to fair value through other expense if either of the criteria regarding intent or requirement to sell is met. If neither of the aforementioned criteria are met, the Company will determine whether the decline in fair value has resulted from credit losses. If a credit loss exists, the Company will report the portion of impairment related to credit losses in an allowance for credit losses ("ACL") with an offsetting entry to net income. The amount of ACL is limited to the amount fair value is less than the amortized cost basis. Any portion of estimated credit losses that have not been recorded through an ACL are reported in other comprehensive income net of tax.

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank (“FHLB”) of Des Moines stock is a restricted investment carried at cost ($100 per share par value), which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on total assets and a specific percentage of its outstanding FHLB advances. The Company had 26,497 and 77,777 FHLB shares at December 31, 2025 and 2024, respectively. Dividends are paid quarterly and are subject to FHLB board approval. Management evaluates FHLB stock for impairment as needed.

Federal Reserve Bank Stock

The Company’s investment in FRB stock is a restricted investment carried at cost, which approximates its fair value. Although the par value of the stock is $100 per share, banks pay only $50 per share at the time of purchase, with the understanding that the other half of the subscription amount is subject to call at any time. As a member of the Federal Reserve System, the Company is required to maintain a minimum level of investment in FRB stock based on a specific percentage of its capital and surplus. The Company had 82,618 FRB shares at both  December 31, 2025 and 2024. Dividends are received semi-annually at a fixed rate of 6.00% on the total number of shares.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	Organization and Summar
y of Significant Accounting Policies – continued

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

Real Estate and Other Repossessed Assets

Assets acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new carrying value. All write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. Real estate and other repossessed properties was $98,000 and $45,000 at December 31, 2025 and 2024, respectively.

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

Service Charges on Deposit Accounts – Revenue from service charges consists of service charges and fees on deposit accounts under depository agreements with customers to provide access to deposited funds and, when applicable, pay interest on deposits. Service charges on deposit accounts may be transactional or non-transactional in nature. Transactional service charges occur in the form of a service or penalty and are charged upon the occurrence of an event (e.g., overdraft fees, ATM fees, wire transfer fees). Transactional service charges are recognized as services are delivered to and consumed by the customer, or as penalty fees are charged. Non-transactional service charges are charges that are based on a broader service, such as account maintenance fees and dormancy fees, and are recognized on a monthly basis. Service charges on deposit accounts were $1,655,000 and $1,645,000 for the years ended December 31, 2025 and 2024, respectively.

Interchange and ATM Fees – Revenue from debit card fees includes interchange fee income from debit cards processed through card association networks. Interchange fees represent a portion of a transaction amount that the Company and other involved parties retain to compensate themselves for giving the cardholder immediate access to funds. Interchange rates are generally set by the card association networks and are based on purchase volumes and other factors. The Company records interchange fees as services are provided. Interchange and ATM fees were $2,620,000 and $2,540,000 for the years ended December 31, 2025 and 2024, respectively.

Commodity Sales Income – The Company's subsidiary, OFS, processes deferred payment contracts between suppliers and customers of agricultural commodities. The revenue from these contracts is accounted for in accordance with ASC Topic 606. The Company is considered an agent in these contracts, as: (i) the Company facilitates payment from customer to supplier, (ii) the Company does not take inventory of commodities as they are delivered by supplier to the customer, (iii) pricing of commodities is determined by the market, (iv) consideration on deferred payment contracts is insignificant to the Company and (v) the Company’s exposure to credit risk is minimal. Revenue is recognized net of expenses and reported in other noninterest income in the financial statements. Commodity sales income and the corresponding commodity sales expense were $16,181,000 and $13,043,000 for the years ended  December 31, 2025 and 2024, respectively, for a net impact of $0. Outstanding deferred contracts payable are included in accrued expenses and other liabilities on the condensed consolidated financial statements of condition and totaled $23,549,000 and $17,792,000 for the years ended  December 31, 2025 and 2024,

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

The Company recognizes income tax related penalties and interest, if any, in the provision for income taxes in the consolidated statements of income. Based on management's analysis, the Company did not have any uncertain tax positions as of December 31, 2025 and 2024. The Company's income tax returns are subject to U.S. Federal and state examinations by tax authorities for tax years 2022 and forward. There are currently no income tax examinations underway.

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

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs were $1,288,000 and $1,312,000 for the years ended December 31, 2025 and 2024, respectively.

Stock-Based Compensation

Compensation cost is recognized for restricted stock awards, based on the fair value of the awards at the grant date. Compensation cost is recognized over the required service period, generally defined as the vesting period. Shares of restricted stock granted through the 2011 Stock Incentive Plan, as amended, vest in equal installments over three or five years beginning one year from the grant date. Time-based shares of restricted stock granted through the 2025 Stock Incentive Plan vest in equal installments over three years beginning one year from the grant date. Performance-based shares of restricted stock granted vest at the end of a three-year performance period. Shares of restricted stock granted through the 2020 Non-Employee Director Award Plan vest one year from the grant date.

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

During the quarter ended September 30, 2024, management performed a quantitative goodwill impairment test with assistance from a third-party valuation specialist. The interim determination was primarily driven by a revision in the Company's earnings outlook in comparison to budget. The interim goodwill impairment assessment as of August 31, 2024 concluded that goodwill was not impaired. No interim goodwill impairment tests were performed in 2025. Our quantitative annual impairment tests as of October 31, 2025 and 2024 also did not result in impairment. However, changing economic conditions that may adversely affect the Company's performance, the fair value of its assets and liabilities, or its stock price could result in future impairment. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations. Management will continue to monitor events that could influence this conclusion in the future.

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires that public companies disclose details about specific expenses, among other things, such as employee compensation, depreciation, amortization, depletion, and inventory purchases. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which clarifies the effective date identified under ASU No. 2024-03. The Company is currently evaluating the effect the ASU will have on its consolidated financial statements and related disclosures.

In November 2025, the FASB issued ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans,” which amends the accounting for acquired loans by introducing a category of purchased seasoned loans and expanding the use of the gross-up approach, requiring qualifying acquired loans to be recorded at purchase price plus an allowance for expected credit losses rather than recognizing a Day-1 provision through earnings. ASU 2025-08 is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, and is to be applied prospectively, with early adoption permitted. The Company is evaluating the impact of adoption, including the potential effect on the accounting for loans acquired in future acquisitions.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Investment Securities

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
	Cost	Gains	Losses	ACL	Value
	(In Thousands)
Available-for-sale:
U.S. government and agency obligations	$4,179	$62	$(86)	$-	$4,155
U.S. treasury obligations	47,665	-	(3,357)	-	44,308
Municipal obligations	127,469	53	(9,198)	-	118,324
Corporate obligations	2,000	-	(29)	-	1,971
Mortgage-backed securities	27,222	180	(908)	-	26,494
Collateralized mortgage obligations	83,907	49	(4,295)	-	79,661
Asset-backed securities	6,720	60	(1)	-	6,779
Total	$299,162	$404	$(17,874)	$-	$281,692

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
	Cost	Gains	Losses	ACL	Value
	(In Thousands)
Available-for-sale:
U.S. government and agency obligations	$5,298	$85	$(188)	$-	$5,195
U.S. treasury obligations	52,592	-	(5,679)	-	46,913
Municipal obligations	131,109	1	(13,233)	-	117,877
Corporate obligations	4,249	-	(87)	-	4,162
Mortgage-backed securities	29,867	21	(1,653)	-	28,235
Collateralized mortgage obligations	89,313	11	(6,701)	-	82,623
Asset-backed securities	7,511	83	(9)	-	7,585
Total	$319,939	$201	$(27,550)	$-	$292,590

Proceeds from sales of available-for-sale securities and the associated gross realized gains and losses were as follows:

	Years Ended
	December 31,
	2025	2024
	(In Thousands)

Proceeds from sale of available-for-sale securities	$-	$14,121

Gross realized gain on sale of available-for-sale securities	$-	$28
Gross realized loss on sale of available-for-sale securities	-	(169)
Net realized loss on sale of available-for-sale securities	$-	$(141)

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2025
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$1,509	$1,505
Due from one to five years	43,327	41,355
Due from five to ten years	76,949	69,453
Due after ten years	66,248	63,224
	188,033	175,537
Mortgage-backed securities	27,222	26,494
Collateralized mortgage obligations	83,907	79,661
Total	$299,162	$281,692

At December 31, 2025 and 2024, securities with a fair value of $19,976,000 and $$22,892,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	Investment Securities – continued

The Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months were as follows:

	December 31, 2025
	Less than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency obligations	$-	$-	$1,848	$(86)
U.S. treasury obligations	-	-	44,308	(3,357)
Municipal obligations	4,250	(101)	107,365	(9,097)
Corporate obligations	-	-	1,971	(29)
Mortgage-backed securities and collateralized mortgage obligations	5,961	(42)	73,924	(5,161)
Asset-backed securities	-	-	164	(1)
Total	$10,211	$(143)	$229,580	$(17,731)

	December 31, 2024
	Less than 12 months		12 months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency obligations	$-	$-	$1,749	$(188)
U.S. treasury obligations	-	-	46,914	(5,679)
Municipal obligations	14,678	(261)	102,521	(12,972)
Corporate obligations	-	-	4,163	(87)
Mortgage-backed securities and collateralized mortgage obligations	10,984	(188)	85,392	(8,166)
Asset-backed securities	1,993	(9)	-	-
Total	$27,655	$(458)	$240,739	$(27,092)

As of December 31, 2025 and December 31, 2024, there were, respectively, 241 and 284 securities in unrealized loss positions. Based on analysis of available-for-sale debt securities with unrealized losses as of December 31, 2025, the Company determined the decline in value was unrelated to credit losses and was primarily caused by changes in interest rates and market spreads subsequent to the initial purchase of the securities. Management does not intend to sell and the Company is not likely to be required to sell these securities prior to maturity. As a result, no ACL was recorded on available-for-sale securities at December 31, 2025 and 2024. As part of this determination, consideration was given to the extent to which fair value was less than amortized cost, adverse security ratings by a rating agency and other factors.

NOTE 3:	Loans

Loans receivable consisted of the following:

	December 31,
	2025	2024
	(In Thousands)
Real estate loans:
Residential 1-4 family	$183,793	$199,422
Commercial real estate	918,839	916,783

Other loans:
Home equity	108,073	97,543
Consumer	24,424	28,513
Commercial	283,890	278,385

Total	1,519,019	1,520,646

Allowance for credit losses	(17,370)	(16,850)
Total loans, net	$1,501,649	$1,503,796

Included in the above are loans guaranteed by U.S. government agencies totaling $12,091,000 and $16,309,000 at December 31, 2025 and  December 31, 2024, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	Loans – continued

The following table provides allowance for credit losses activity for the year ended December 31, 2025.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, January 1, 2025	$1,911	$10,907	$553	$245	$3,234	$16,850
Charge-offs	-	(33)	(27)	(175)	(6)	(241)
Recoveries	-	13	-	5	2	20
Provision	54	408	21	9	249	741
Total ending allowance balance, December 31, 2025	$1,965	$11,295	$547	$84	$3,479	$17,370

The following table provides allowance for credit losses activity for the year ended December 31, 2024.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, January 1, 2024	$1,866	$10,691	$540	$304	$3,039	$16,440
Charge-offs	(11)	-	-	(65)	(10)	(86)
Recoveries	-	18	-	3	67	88
Provision	56	198	13	3	138	408
Total ending allowance balance, December 31, 2024	$1,911	$10,907	$553	$245	$3,234	$16,850

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

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Loans
	(In Thousands)
RESIDENTIAL 1-4 FAMILY
Pass	$20,044	$15,428	$22,525	$29,851	$17,751	$40,339	$1,333	$147,271
Substandard	-	-	-	719	-	525	-	1,244
Total Residential 1-4 family	20,044	15,428	22,525	30,570	17,751	40,864	1,333	148,515
Current-period gross charge-offs	-	-	-	-	-	-	-	-
RESIDENTIAL 1-4 FAMILY CONSTRUCTION
Pass	19,065	3,975	1,760	10,129	-	-	-	34,929
Special Mention	-	349	-	-	-	-	-	349
Total Residential 1-4 family construction	19,065	4,324	1,760	10,129	-	-	-	35,278
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL REAL ESTATE
Pass	41,530	51,964	63,566	177,502	112,350	141,336	39,155	627,403
Special Mention	-	-	-	407	-	1,265	2,989	4,661
Substandard	-	-	512	-	424	2,970	-	3,906
Total Commercial real estate	41,530	51,964	64,078	177,909	112,774	145,571	42,144	635,970
Current-period gross charge-offs	-	-	-	-	-	33	-	33
COMMERCIAL CONSTRUCTION AND DEVELOPMENT
Pass	44,051	26,041	9,483	14,272	7,325	11,853	6,339	119,364
Substandard	-	-	-	-	-	925	-	925
Total Commercial construction and development	44,051	26,041	9,483	14,272	7,325	12,778	6,339	120,289
Current-period gross charge-offs	-	-	-	-	-	-	-	-
FARMLAND
Pass	30,610	19,993	16,219	26,109	17,580	45,784	1,961	158,256
Special Mention	-	-	827	570	62	719	-	2,178
Substandard	-	188	55	1,118	-	729	56	2,146
Total Farmland	30,610	20,181	17,101	27,797	17,642	47,232	2,017	162,580
Current-period gross charge-offs	-	-	-	-	-	-	-	-
HOME EQUITY
Pass	2,162	1,218	1,018	2,804	281	2,227	97,660	107,370
Special Mention	-	-	-	-	-	21	348	369
Substandard	-	-	33	-	40	11	250	334
Total Home Equity	2,162	1,218	1,051	2,804	321	2,259	98,258	108,073
Current-period gross charge-offs	-	1	-	-	-	26	-	27
CONSUMER
Pass	9,069	5,536	3,899	2,312	654	670	1,973	24,113
Special Mention	-	-	6	-	-	-	-	6
Substandard	113	59	92	10	-	16	15	305
Total Consumer	9,182	5,595	3,997	2,322	654	686	1,988	24,424
Current-period gross charge-offs	-	17	47	14	-	83	14	175
COMMERCIAL
Pass	27,402	26,864	19,468	13,647	10,284	15,376	34,160	147,201
Special Mention	-	-	311	164	-	-	347	822
Substandard	92	1,111	41	-	18	142	4	1,408
Total Commercial	27,494	27,975	19,820	13,811	10,302	15,518	34,511	149,431
Current-period gross charge-offs	-	-	-	6	-	-	-	6
AGRICULTURAL
Pass	42,889	15,230	7,802	5,210	2,415	2,501	52,014	128,061
Special Mention	442	1,112	1,590	2	17	626	543	4,332
Substandard	-	1,035	824	-	-	207	-	2,066
Total Agricultural	43,331	17,377	10,216	5,212	2,432	3,334	52,557	134,459
Current-period gross charge-offs	-	-	-	-	-	-	-	-
TOTAL LOANS
Pass	236,822	166,249	145,740	281,836	168,640	260,086	234,595	1,493,968
Special Mention	442	1,461	2,734	1,143	79	2,631	4,227	12,717
Substandard	205	2,393	1,557	1,847	482	5,525	325	12,334
Total	$237,469	$170,103	$150,031	$284,826	$169,201	$268,242	$239,147	$1,519,019

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	Loans – continued

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Loans
	(In Thousands)
RESIDENTIAL 1-4 FAMILY
Pass	$19,197	$26,976	$31,265	$20,658	$13,509	$34,913	$6,004	$152,522
Special Mention	-	-	623	-	-	-	-	623
Substandard	-	-	-	-	-	576	-	576
Total Residential 1-4 family	19,197	26,976	31,888	20,658	13,509	35,489	6,004	153,721
Current-period gross charge-offs	-	-	-	-	-	11	-	11
RESIDENTIAL 1-4 FAMILY CONSTRUCTION
Pass	20,593	5,526	18,621	-	-	-	-	44,740
Substandard	-	204	-	757	-	-	-	961
Total Residential 1-4 family construction	20,593	5,730	18,621	757	-	-	-	45,701
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL REAL ESTATE
Pass	49,084	59,172	184,072	130,274	47,481	132,838	38,937	641,858
Special Mention	-	260	-	-	-	-	-	260
Substandard	-	490	-	463	-	2,891	-	3,844
Total Commercial real estate	49,084	59,922	184,072	130,737	47,481	135,729	38,937	645,962
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL CONSTRUCTION AND DEVELOPMENT
Pass	37,265	21,430	35,323	9,628	5,033	8,676	5,451	122,806
Substandard	-	-	438	-	2	965	-	1,405
Total Commercial construction and development	37,265	21,430	35,761	9,628	5,035	9,641	5,451	124,211
Current-period gross charge-offs	-	-	-	-	-	-	-	-
FARMLAND
Pass	21,543	18,083	29,983	18,991	20,076	33,721	2,323	144,720
Special Mention	-	342	813	205	-	220	-	1,580
Substandard	188	-	-	-	65	57	-	310
Total Farmland	21,731	18,425	30,796	19,196	20,141	33,998	2,323	146,610
Current-period gross charge-offs	-	-	-	-	-	-	-	-
HOME EQUITY
Pass	1,031	1,438	3,248	362	483	2,234	88,230	97,026
Special Mention	-	-	-	-	-	22	93	115
Substandard	-	-	-	43	-	89	270	402
Total Home Equity	1,031	1,438	3,248	405	483	2,345	88,593	97,543
Current-period gross charge-offs	-	-	-	-	-	-	-	-
CONSUMER
Pass	10,828	7,580	4,547	1,666	961	798	2,001	28,381
Special Mention	-	8	-	-	-	-	-	8
Substandard	-	66	19	-	24	14	1	124
Total Consumer	10,828	7,654	4,566	1,666	985	812	2,002	28,513
Current-period gross charge-offs	-	23	15	5	1	15	6	65
COMMERCIAL
Pass	29,540	25,748	19,189	15,851	17,617	6,208	27,839	141,992
Special Mention	-	127	95	-	-	-	370	592
Substandard	1,192	41	6	22	-	190	4	1,455
Total Commercial	30,732	25,916	19,290	15,873	17,617	6,398	28,213	144,039
Current-period gross charge-offs	-	-	-	-	-	10	-	10
AGRICULTURAL
Pass	39,001	21,690	9,014	4,215	3,143	1,608	52,494	131,165
Special Mention	1,811	159	15	-	-	37	596	2,618
Substandard	-	-	-	-	1	515	47	563
Total Agricultural	40,812	21,849	9,029	4,215	3,144	2,160	53,137	134,346
Current-period gross charge-offs	-	-	-	-	-	-	-	-
TOTAL LOANS
Pass	228,082	187,643	335,262	201,645	108,303	220,996	223,279	1,505,210
Special Mention	1,811	896	1,546	205	-	279	1,059	5,796
Substandard	1,380	801	463	1,285	92	5,297	322	9,640
Total	$231,273	$189,340	$337,271	$203,135	$108,395	$226,572	$224,660	$1,520,646

The following tables include information regarding delinquencies within the loan portfolio.

	December 31, 2025
	Loans Past Due and Still Accruing
		90 Days		Nonaccrual	Nonaccrual
	30-89 Days	and		Loans with	Loans with	Current	Total
	Past Due	Greater	Total	no ACL	ACL	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$1,591	$48	$1,639	$298	$-	$146,578	$148,515
Residential 1-4 family construction	-	-	-	-	-	35,278	35,278
Commercial real estate	660	-	660	420	-	634,890	635,970
Commercial construction and development	213	-	213	1	-	120,075	120,289
Farmland	481	841	1,322	308	-	160,950	162,580
Other loans:
Home equity	637	-	637	395	-	107,041	108,073
Consumer	203	-	203	101	109	24,011	24,424
Commercial	557	10	567	183	96	148,585	149,431
Agricultural	168	2,645	2,813	177	-	131,469	134,459
Total	$4,510	$3,544	$8,054	$1,883	$205	$1,508,877	$1,519,019

	December 31, 2024
	Loans Past Due and Still Accruing
		90 Days		Nonaccrual	Nonaccrual
	30-89 Days	and		Loans with	Loans with	Current	Total
	Past Due	Greater	Total	no ACL	ACL	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$1,326	$623	$1,949	$469	$-	$151,303	$153,721
Residential 1-4 family construction	-	-	-	961	-	44,740	45,701
Commercial real estate	5,739	-	5,739	268	-	639,955	645,962
Commercial construction and development	951	-	951	2	-	123,258	124,211
Farmland	54	-	54	190	-	146,366	146,610
Other loans:
Home equity	382	-	382	335	-	96,826	97,543
Consumer	195	-	195	98	23	28,197	28,513
Commercial	1,064	-	1,064	200	4	142,771	144,039
Agricultural	566	-	566	677	-	133,103	134,346
Total	$10,277	$623	$10,900	$3,200	$27	$1,506,519	$1,520,646

Interest income recognized on impaired loans for the year ended December 31, 2025 and 2024 was considered insignificant. Interest payments received on a cash basis related to nonaccrual loans were $262,000 at December 31, 2025 and $522,000 at December 31, 2024.

The following tables presents the amortized cost basis of collateral-dependent loans by class of loans.

	December 31, 2025
	Real Estate	Business Assets	Other
	(In Thousands)
Real estate loans:
Residential 1-4 family	$822	$-	$-
Commercial real estate	97	492	-
Commercial construction and development	1	-	-
Farmland	1,143	-	-
Other loans:
Home equity	278	-	-
Consumer	-	-	202
Commercial	-	482	14
Agricultural	-	2,645	-
Total	$2,341	$3,619	$216

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	Loans – continued

	December 31, 2024
	Real Estate	Business Assets	Other
	(In Thousands)
Real estate loans:
Residential 1-4 family	$967	$-	$-
Residential 1-4 family construction	961	-	-
Commercial real estate	1,395	228	-
Farmland	108	-	-
Other loans:
Home equity	216	-	-
Consumer	-	-	104
Commercial	-	220	4
Agricultural	37	244	-
Total	$3,684	$692	$108

The Company offers modifications of loans to borrowers experiencing financial difficulty by providing principal forgiveness, interest rate reductions, term extensions, other than insignificant payment delays, or any combination of these.

The following table includes the amortized cost basis at the period end for the loans modified to borrowers experiencing financial difficulty.

	As of or For the
	Year Ended
	December 31, 2025
	Term Extension and Payment Deferral		Term Extension and Interest Rate Reduction
	Amortized Cost Basis	Percent of Loan Category	Amortized Cost Basis	Percent of Loan Category	Total
	(Dollars in Thousands)
Real estate loans:
Residential 1-4 family	$623	0.42%	$-	0.00%	$623
Commercial real estate	-		190	0.03	190
Other loans:
Home equity	461	0.42	-	0.00	461
Commercial	150	0.10	-	0.00	150
Agricultural	177	0.14	-	0.00	177
Total	$1,411		$190		$1,601

During the year ended December 31, 2024, the Company modified one commercial loan and two farmland loans. The commercial loan was modified to allow for interest only payments for 6 months. The loan paid off during the fourth quarter of 2025. The first farmland loan was modified by extending the payment for seven months during the second quarter of 2024. The loan paid off during the fourth quarter of 2024. The second farmland loan was modified by consolidating debts and refinancing into a 15-year loan with a variable interest rate adjustable every 5 years. The loan had an amortized cost of $188,000 or 0.12% of farmland loans at December 31, 2025.

Loans are granted to directors and officers of the Company in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons.

Loans receivable (including loans sold and serviced for others) from related parties, including directors and executive officers were as follows:

(In Thousands)
Balance, January 1, 2024	$3,966
Principal additions	1,353
Principal payments	(2,130)
Balance, December 31, 2024	$3,189
Principal additions	576
Principal payments	(1,076)
Balance, December 31, 2025	$2,689

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	Loans – continued

In addition to the balances included above, available lines of credit were $333,000 and $358,000 at December 31, 2025 and 2024, respectively, and includes the ending balances from the tables above.

	December 31,
	2025	2024
	(In Thousands)

Loans serviced, for the benefit of others, for directors, executive officers and their related parties	$995	$1,262

	Years Ended
	December 31,
	2025	2024
	(In Thousands)

Interest income from loans owned for directors, executive officers and their related parties	$156	$204

NOTE 4:	Mortgage Servicing Rights

The Company is servicing mortgage loans for the benefit of others which are not included in the consolidated statements of financial condition and have unpaid principal balances of $1,976,243,000 and $2,016,242,000 at December 31, 2025 and 2024, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $4,984,000 and $5,111,000 for the years ended December 31, 2025 and 2024, respectively. These fees, net of amortization, are included in mortgage banking, net, which is a component of noninterest income on the consolidated statements of income.

Custodial balances maintained in connection with the foregoing loan servicing are included in noninterest checking deposits and were $15,598,000 and $10,077,000 at December 31, 2025 and 2024, respectively.

The following table is a summary of activity in mortgage servicing rights:

	Years Ended
	December 31,
	2025	2024
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$15,376	$15,853
Mortgage servicing rights capitalized	1,604	1,356
Amortization of mortgage servicing rights	(1,937)	(1,833)
Mortgage servicing rights, net	$15,043	$15,376

There were no valuation allowances during December 31, 2025 and 2024.

The fair values of these mortgage servicing rights were $20,302,000 and $20,370,000 at December 31, 2025 and 2024, respectively. The fair value of mortgage servicing rights was determined at loan level, depending on the interest rate and term of the specific loan, using the following valuation assumptions:

	December 31,
	2025	2024
Key assumptions:
Discount rate	12%	12%
Prepayment speed range	90 - 211%	0 - 209%
Weighted average prepayment speed	119%	110%

NOTE 5:	Premises and Equipment

The cost and accumulated depreciation of premises and equipment was as follows:

	December 31,
	2025	2024
	(In Thousands)
Land	$14,715	$13,920
Buildings and improvements	102,443	89,640
Furniture and equipment	20,301	18,945
Construction in progress	656	10,060
	138,115	132,565
Accumulated depreciation	(37,860)	(32,684)
Premises and equipment, net, excluding right-of-use assets	100,255	99,881
Right-of-use assets, net of amortization	1,183	1,659
Premises and equipment, net	$101,438	$101,540

Depreciation expense was $5,320,000 and $5,170,000 for the years ended December 31, 2025 and 2024, respectively.

The Company leases locations under various operating lease agreements. Leases with a lease term of 12 months at commencement are not recorded on the statements of financial position. The Company’s leases have maturities ranging from 2026 to 2028.

The following table summarizes the Company’s leases:

	December 31,
	2025	2024
	(Dollars In Thousands)
Right-of-use assets, net of amortization	$1,183	$1,659
Lease liabilities	692	1,010
Operating cash flows	345	371
Weighted average remaining lease term (years)	2.95	3.66
Weighted average discount rate	2.44%	2.70%

The components of lease cost, which were included in occupancy and equipment expense on the consolidated statements of income, were as follows:

	December 31,
	2025	2024
	(In Thousands)
Operating lease cost	$502	$531
Short-term lease cost	3	5
Total lease cost	$505	$536

The following table presents the maturities of lease liabilities at December 31, 2025 for future periods:

Years ending December 31:	(In Thousands)
2026	$241
2027	238
2028	238
2029	-
2030	-
Thereafter	-
Total lease payments	717
Less imputed interest	(25)
Present value of lease liabilities	$692

The Company also leases office space to third parties through operating leases. The lease income from these leases for the years ending  December 31, 2025 and 2024 was not significant.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:	Other Intangible Assets

The components of core deposit intangible assets were as follows:

	December 31,
	2025	2024
	(In Thousands)
Core deposit intangible	$10,809	$10,809
Accumulated amortization	(7,495)	(6,310)
Core deposit intangible, net	$3,314	$4,499

Core deposit intangible assets are amortized on an accelerated basis over their estimated life of 10 years. Amortization expense related to intangible assets was $1,185,000 and $1,381,000 for the years ended December 31, 2025 and 2024.

The estimated aggregate future amortization expense for core deposit intangible assets remaining as of December 31, 2025 was as follows:

Years ending December 31:	(In Thousands)
2026	$989
2027	792
2028	596
2029	428
2030	297
Thereafter	212
Total	$3,314

NOTE 7:	Deposits

Deposits are summarized as follows:

	December 31,
	2025		2024
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Noninterest checking	$452,183	0.00%	$419,211	0.00%
Interest-bearing checking	218,484	0.19	221,476	0.18
Savings	207,789	0.06	210,572	0.06
Money market	440,971	1.77	367,094	1.82
Time certificates of deposit	462,172	3.58	462,875	4.25
Total	$1,781,599	1.37%	$1,681,228	1.59%

At December 31, 2025 and 2024, the Company held $734,618,000 and $632,951,000, respectively, in deposit accounts that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) requirements of $250,000 and greater.

Time certificates of deposit include no fixed rate brokered certificates at  December 31, 2025 and 2024, respectively.

At December 31, 2025, the scheduled maturities of time deposits were as follows:

Years ending December 31:	(In Thousands)
2026	$446,789
2027	12,125
2028	1,691
2029	1,257
2030	310
Thereafter	-
Total	$462,172

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:	Deposits – continued

Interest expense on deposits was as follows:

	Years Ended
	December 31,
	2025	2024
	(In Thousands)
Checking	$422	$391
Savings	124	134
Money market	10,117	8,660
Time certificates of deposit	17,113	18,653
Total	$27,776	$27,838

At December 31, 2025 and 2024, the Company reclassified $381,000 and $252,000, respectively, in overdrawn deposits as loans.

Related party deposits, including directors’ and executive officers’ deposit accounts at December 31, 2025 and 2024 were $4,331,000 and $4,370,000, respectively.

NOTE 8:	Advances from the Federal Home Loan Bank and Other Borrowings

At December 31, 2025, advances from the FHLB of Des Moines and other borrowings mature as follows:

Years ending December 31:	(In Thousands)
2026	$23,022
2027	15,000
2028	-
2029	-
2030	-
Thereafter	-
Total	$38,022

Federal Home Loan Bank Advances

FHLB advances may include both amortizing and non-amortizing advances. Non-amortizing advances are due in full at maturity. Advances are subject to prepayment penalties. Interest rates on these advances are fixed. Advances are collateralized by a blanket pledge of the Bank’s loan portfolio. The Company’s investment in FHLB stock is also pledged as collateral on these advances. The total FHLB funding available to the Company at December 31, 2025, was 45.00% of total Bank assets as determined by FHLB, or approximately $952,880,000. The balance of advances was $22,917,000 and $140,930,000 at December 31, 2025 and 2024, respectively. The Bank also has a contingent letter of credit with FHLB for $520,000 at both  December 31, 2025 and 2024.

Other Borrowings

During the first quarter of 2023, the FRB offered a new Bank Term Funding Program ("BTFP") for eligible depository institutions. The BTFP offered loans of up to one year in length to institutions pledging collateral eligible for purchase by FRB such as U.S. treasuries, agency securities, and mortgage-backed securities. These assets are valued at par. The Company did not utilize the program during 2023. In March of 2024, the Company accessed borrowings through the BTFP. In September of 2024, the Company paid off the borrowings. In addition, at December 31, 2025, Eagle had a $15,000,000 line of credit with Bell Bank. The line of credit is secured by Eagle's ownership of the Bank's stock. The balance of this line of credit was $15,000,000 and $0 at  December 31, 2025 and 2024, respectively.

Federal Funds Purchased

At  December 31, 2025, the Bank had $85,000,000 in Federal funds lines of credit with unaffiliated institutions, including Pacific Coast Bankers Bank ("PCBB"), PNC Financial Services Group, Inc. ("PNC"), United Bankers' Bank ("UBB") and Texas Independent Bank ("TIB"). The balance of these lines of credit was $105,000 and $0 at  December 31, 2025 and 2024, respectively.

All Borrowings Outstanding

For all borrowings outstanding the weighted average interest rate for advances at December 31, 2025 and 2024 was 5.24% and 4.72%, respectively. The average amount outstanding was $105,120,000 and $190,082,000 for 2025 and 2024, respectively. The maximum amount outstanding at any month-end was $147,253,000 and $247,500,000 for 2025 and 2024, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:	Other Long-Term Debt

Other long-term debt consisted of the following:

	December 31,
	2025		2024
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)

Subordinated debentures fixed at 5.50% to floating effective July 1, 2025, due 2030	$-	$-	$15,000	$(185)
Subordinated debentures fixed at 3.50% to floating, due 2032	40,000	(705)	40,000	(821)
Subordinated debentures variable at 3-Month SOFR plus 1.68%, due 2035	5,155	-	5,155	-
Total other long-term debt	$45,155	$(705)	$60,155	$(1,006)

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

In June 2020, the Company completed the issuance of $15,000,000 in aggregate principal amount of subordinated notes due in 2030 in a private placement transaction to certain qualified institutional accredited investors. The notes bore interest at an annual fixed rate of 5.50% payable semi-annually. Starting July 1, 2025, interest accrued at a floating rate per annum equal to a benchmark rate, which was three-month term SOFR plus a spread of 509.0 basis points, payable quarterly. The floating rate was 9.39% for the three months ended September 30, 2025. The notes were subject to redemption at the option of the Company on or after July 1, 2025. The subordinated debentures qualified as Tier 2 capital for regulatory capital purposes. The notes were redeemed October 1, 2025 utilizing a line of credit with a correspondent bank to finance the redemption payment. The line of credit rate is based on Prime minus 50.0 basis points and was 6.25% as of December 31, 2025.

In September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities to First Tennessee Bank, N.A. with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until December 2010 then became variable at three-month LIBOR plus 1.42%. In December of 2022, Governors of the Federal Reserve System adopted final rule 12 C.F.R. Part 253, Regulation Implementing the Adjustable Interest Rate (LIBOR) Act. Rule 253 identified SOFR-benchmark rates to replace LIBOR in certain financial contracts after June 30, 2023. As a result, the variable rate for interest payable converted to three-month CME Term SOFR plus 1.68% during the quarter ended March 31, 2024. The rate was 5.33% and 5.99% as of December 31, 2025 and 2024, respectively. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date. The subordinated debentures qualify as Tier 1 capital for regulatory purposes.

During the year ended December 31, 2025 and 2024, interest expense on all other long-term debt was $2,774,000 and $2,724,000, respectively, which includes $301,000 and $149,000 in amortization for debt issuance costs, respectively. Debt issuance costs consisting primarily of underwriting discounts and professional fees were capitalized and are being amortized through maturity to interest expense using the straight-line method.

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

Loan Commitments - In response to marketplace demands, the Bank routinely makes commitments to extend credit for fixed rate and variable rate loans with or without rate lock guarantees. When rate lock guarantees are made to customers, the Bank becomes subject to market risk for changes in interest rates that occur between the rate lock date and the date that a firm commitment to purchase the loan is made by a secondary market investor.

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

Loan commitments are summarized as follows:

	December 31,
	2025	2024
	(In Thousands)
Commitments to extend credit	$311,589	$267,623
Letters of credit	7,613	7,409

Investment Commitments - the Company entered into an investment agreement with a local non-profit on October 1, 2025. The investment is for a homebuyer assistance program in the state of Montana. The total commitment is $5,000,000 and is expected to be drawn over a three-year period. The outstanding commitment was $5,000,000 as of December 31, 2025.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:	Income Taxes

The components of the Company’s provision (benefit) for income taxes was as follows:

	Years Ended
	December 31,
	2025	2024
	(In Thousands)
Current:
U.S. federal	$3,332	$1,575
States	1,300	566
Total current income tax provision	4,632	2,141
Deferred:
U.S. federal	(462)	(435)
States	(112)	(94)
Total deferred income tax benefit	(574)	(529)
Total income tax provision	$4,058	$1,612

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred tax assets and liabilities were as follows:

	December 31,
	2025	2024
	(In Thousands)
Deferred tax assets:
Allowance for credit losses	$4,565	$4,433
Deferred loan fees	445	402
Lease liability	182	266
Deferred compensation	1,886	1,835
Employee benefits	584	625
Unrealized losses on securities available-for-sale	4,591	7,194
Acquisition costs	63	98
Acquisition fair value adjustments	2,430	2,757
Other	814	694
Total deferred tax assets	15,560	18,304
Deferred tax liabilities:
Premises and equipment	206	514
Right-of-use asset	311	436
Mortgage servicing rights	3,953	4,045
Goodwill	1,610	1,488
Intangibles	835	1,121
Other	312	336
Total deferred tax liabilities	7,227	7,940
Net deferred tax asset	$8,333	$10,364

The Company believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:	Income Taxes – continued

A reconciliation of the Company’s effective provision (benefit) for income taxes to the statutory federal income tax rate was as follows:

	Years Ended
	December 31,
	2025		2024
		Percent of		Percent of
		Pretax		Pretax
	Amount	Income	Amount	Income
	(Dollars in Thousands)
US Federal Statutory Tax Rate	$3,967	21.00%	$2,392	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect	1,026	5.43	566	4.97
Tax Credits
Low-income housing tax credits	(954)	(5.05)	(968)	(8.50)
Non-taxable or non-deductible items:
Tax-exempt interest income	(277)	(1.47)	(295)	(2.59)
Income from bank-owned life insurance	(399)	(2.11)	(432)	(3.79)
Other
Low-income housing tax credits amortization	765	4.05	890	7.81
Other	(70)	(0.37)	(541)	(4.75)
Total	$4,058	21.48%	$1,612	14.15%

Investments in LIHTC projects are accounted for using the proportional amortization method. The proportional amortization method allows the investor to amortize the cost of the investment in proportion to tax credits and other tax benefits  received. The net investment performance is recognized in the statement of income as a component of income tax provision (benefit). Amortization of the investment in LIHTC projects was $765,000 for the year ended December 31, 2025 and $890,000 for the year ended  December 31, 2024. There is no non-income-tax related activity recognized from the investments in LIHTC projects.

The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025. The following table presents income taxes paid, net of refunds received:

Year Ended
December 31,
2025
(In Thousands)
Federal income taxes paid	$1,970
State income taxes paid(1)	1,187
Total income taxes paid	$3,157
(1) State taxes in Montana made up substantially all of the tax effect in this category.

NOTE 12:	Accumulated Other Comprehensive Income (Loss)

The following table includes information regarding the activity in accumulated other comprehensive income (loss):

Unrealized
(Losses) Gains
on Securities
Available for Sale
(In Thousands)
Balance, January 1, 2025	$(20,146)
Other comprehensive income, before reclassifications and income taxes	9,879
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax provision	(2,607)
Total other comprehensive income	7,272
Balance, December 31, 2025	$(12,874)

Balance, January 1, 2024	$(19,945)
Other comprehensive loss, before reclassifications and income taxes	(414)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	141
Income tax benefit	72
Total other comprehensive loss	(201)
Balance, December 31, 2024	$(20,146)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:	Earnings Per Common Share

The computations of basic and diluted earnings per common share are below.

	Years Ended
	December 31,
	2025	2024
	(Dollars in Thousands, Except for Per Share Data)
Basic weighted average shares outstanding	7,801,902	7,838,822
Dilutive effect of stock compensation	22,007	14,970
Diluted weighted average shares outstanding	7,823,909	7,853,792

Net income available to common shareholders	$14,835	$9,778

Basic earnings per common share	$1.90	$1.25

Diluted earnings per common share	$1.90	$1.24

Restricted stock units excluded from the diluted average outstanding share calculation because their effect would be anti-dilutive	-	8,344

NOTE 14:	Capital Management and Regulatory Matters

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

Management believes that, as of December 31, 2025 , the Company and the Bank meet all capital adequacy requirements.

As of December 31, 2025, the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank's category. The Bank’s actual capital amounts and ratios as of December 31, 2025 are presented in the table below and all of the ratios, with the exception of the Tier 1 capital to adjusted total average assets ratio, include the capital conservation buffer of 2.50%.

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2025:
Total risk-based capital to risk weighted assets	$241,786	14.28%	$177,739	10.50%	$169,275	10.00%

Tier 1 capital to risk weighted assets	222,576	13.15	143,884	8.50	135,420	8.00

Common equity Tier 1 capital to risk weighted assets	222,576	13.15	118,492	7.00	110,029	6.50

Tier 1 capital to adjusted total average assets	222,576	10.62	83,832	4.00	104,790	5.00

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14:	Capital Management and Regulatory Matters – continued

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

Dividend Limitations

Under State of Montana banking regulation, member banks such as the Bank generally may declare annual cash dividends up to an amount equal to the previous two years’ net earnings. Dividends in excess of such amount require approval of the Division of Banking. The Bank paid dividends of $7,100,000 and $3,700,000 to Eagle during the years ended  December 31, 2025 and 2024, respectively. Eagle paid dividends of $0.575 and $0.565 per share to its shareholders during the years ended  December 31, 2025 and 2024, respectively.

Stock Repurchase Program

On April 24, 2025, Eagle's Board of Directors (the "Board") authorized the repurchase of up to 400,000 shares of its common stock beginning May 1, 2025 (the "2025 Repurchase Plan"). Under the 2025 Repurchase Plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend on market conditions and other corporate considerations. No shares were purchased during the second or third quarter of 2025 under this plan. The plan expires on May 1, 2026. The following table summarized the Company's purchase of its common stock for the three months ended December 31, 2025 under the 2025 Repurchase Plan.

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs

October 1, 2025 through October 31, 2025	-	$-		400,000

November 1, 2025 through November 30, 2025	25,000	16.38	25,000	375,000

December 1, 2025 through December 31, 2025	-	-	-	375,000

Total	25,000	$16.38	25,000

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

On April 20, 2023, Eagle's Board of Directors authorized the repurchase of up to 400,000 shares of its common stock beginning May 1, 2023 (the "2023 Repurchase Plan"). Under the 2023 Repurchase Plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend on market conditions and other corporate considerations. During the second quarter of 2023, 17,901 shares were purchased under this plan at an average price of $12.89 per share. No shares were purchased during the third or fourth quarter of 2023, or during the first or second quarter of 2024 under this plan. The plan expired on May 1, 2024.

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

Profit Sharing Plan

The Company provides a noncontributory profit sharing plan for eligible employees who have completed one year of service. The amount of the Company’s annual contribution is determined by the Board. Profit sharing expense was $1,226,000 and $1,186,000 for the years ended December 31, 2025 and 2024, respectively.

The Company’s profit sharing plan includes a 401(k) feature. At the discretion of the Board, the Company may match up to 50.00% of participants’ contributions up to a maximum of 4.00% of participants’ salaries. For the years ended December 31, 2025 and 2024, the Company’s match was $476,000 and $519,000, respectively.

Deferred Compensation Plans

The Company has entered into deferred compensation contracts with certain key employees. The contracts provide fixed benefits payable in equal annual installments upon retirement. The charge to expense is based on the present value computations of anticipated liabilities. For the years ended December 31, 2025 and 2024, the total expense was $788,000 and $661,000, respectively. The liability for the deferred compensation plan was $6,643,000 and $6,469,000 at December 31, 2025 and 2024, respectively, which is included in accrued expenses and other liabilities in the consolidated statements of financial condition.

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

Shares purchased by the ESOP are held in a suspense account by the plan trustee until allocated to participant accounts. Shares released from the suspense account are allocated to participants on the basis of their relative compensation in the year of allocation. Participants become vested in the allocated shares over a period not to exceed seven years. Any forfeited shares are allocated to other participants in the same proportion as contributions. As shares are committed to be released, the Company reports compensation expense equal to the average daily market prices of the shares reduced by Eagle dividends paid on unallocated ESOP shares. The compensation expense is accrued throughout the year. Dividends on ESOP shares are recorded as a reduction to retained earnings.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:	Employee Benefits – continued

Employee Stock Ownership Plan – continued

Total ESOP expenses of $308,000 and $237,000 were recognized for the years ended December 31, 2025 and 2024, respectively.

The following table shows the components of the ESOP shares:

	December 31,
	2025	2024

Allocated shares	267,988	255,351
Unallocated shares	143,942	167,932
Total ESOP shares	411,930	423,283

Fair value of unallocated shares (in thousands)	$2,864	$2,574

Stock Incentive Plans

The Company adopted the 2011 Stock Incentive Plan (“2011 Plan”) on November 1, 2011. This plan provided for different types of awards including stock options, restricted stock, and performance shares. Under this plan, awards of Eagle’s common stock could be made to eligible directors, officers, and employees. This plan was amended multiple times, most recently in 2022 to increase the maximum number of shares of restricted stock for issuance under this plan to 393,571. The 2011 Plan expired on April 24, 2025, upon adoption of the 2025 Stock Incentive Plan (“2025 Plan”) by the Company, and no further grants will be awarded under the 2011 Plan. The number of shares of restricted stock reserved but not issued under the 2011 Plan at the time of expiration were 82,578. Those shares and any future shares of stock returned as a result of cancellation or forfeiture of awards will be added to the maximum number of shares of stock for issuance under the 2025 Plan. The 2011 Plan also included shares available to be awarded for stock options totaling 246,427. These shares were returned at expiration and are no longer available for award. The 2011 Plan will remain in existence solely for the purpose of administering outstanding grants under that plan.

The following table shows the activity of the restricted stock awards granted under this plan:

Number of
Shares

Unvested awards as of January 1, 2024	69,899
Awards granted	-
Awards vested	(20,102)
Awards forfeited	(14,513)
Unvested awards as of December 31, 2024	35,284
Awards granted	22,977
Awards vested	(18,322)
Awards forfeited	(980)
Unvested awards as of December 31, 2025	38,959

At December 31, 2025, the Company has unrecognized expense of approximately $481,000 for this plan, which it expects to recognize ratably up to  February, 2028.

The 2025 Plan provides for different types of awards including stock options, restricted stock awards, restricted stock units, and performance awards. Under this plan, awards of Eagle’s common stock may be made to eligible directors, officers and employees. The maximum number of shares of stock that may be delivered under this plan as of December 31, 2025 is 257,578 which includes 82,578 excess shares transferred from the 2011 Plan upon adoption of the 2025 Plan. During 2025, the total performance shares awarded under the 2025 Plan were 13,752 based on target level performance. These shares will vest at the end of the three-year performance period in February, 2028. As of December 31, 2025, 243,826 shares were available to be awarded under the 2025 Plan.

At December 31, 2025, the Company has unrecognized expense of approximately $167,000 for this plan, which it expects to recognize ratably up to  February, 2028.

The Company established a nonemployee director award plan effective April 23, 2020. Under this plan, awards of Eagle's common stock may be made to eligible directors. This plan was amended during 2023 and increased the maximum number of shares of restricted stock for issuance under this plan to 88,000. The number of shares of restricted stock available to award under this plan was 35,807 as of December 31, 2025.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:	Employee Benefits – continued

The following table shows the activity of the restricted stock awards granted under this plan:

Number of
Shares

Unvested awards as of January 1, 2024	15,291
Awards granted	12,270
Awards vested	(15,291)
Awards forfeited	-
Unvested awards as of December 31, 2024	12,270
Awards granted	12,320
Awards vested	(12,270)
Awards forfeited	-
Unvested awards as of December 31, 2025	12,320

At December 31, 2025, the Company has unrecognized expense of approximately $167,000 for this plan, which it expects to recognize ratably up to  November, 2026.

The Company recognized total compensation expense of $689,000 and $523,000 for these plans during the years ended December 31, 2025 and 2024, respectively.

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

Derivatives are accounted for as free-standing or economic derivatives and are measured at fair value. Derivatives are recorded as either other assets or other liabilities on the consolidated statements of financial condition.

Derivatives are summarized as follows:

	December 31, 2025			December 31, 2024
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$14,949	$-	$49	$10,155	$-	$103
Forward TBA mortgage-backed securities	16,000	-	55	10,000	142	-

Changes in the fair value of the derivatives are recorded in mortgage banking, net within noninterest income on the consolidated statements of income. A net loss of $143,000 was recorded for the year ended  December 31, 2025 compared to a net gain of $99,000 for the year ended December 31, 2024.

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

Real Estate and Other Repossessed Assets – Fair values are determined at the time the loan is foreclosed upon and the asset is transferred from loans. The value is based primarily on third-party appraisals, less costs to sell and are considered Level 3 inputs of the fair value hierarchy. Repossessed assets are reviewed and evaluated periodically for additional impairment and adjusted accordingly.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities:
U.S. government and agency obligations	$-	$4,155	$-	$4,155
U.S. treasury obligations	44,308	-	-	44,308
Municipal obligations	-	118,324	-	118,324
Corporate obligations	-	1,971	-	1,971
Mortgage-backed securities	-	26,494	-	26,494
Collateralized mortgage obligations	-	79,661	-	79,661
Asset-backed securities	-	6,779	-	6,779
Loans held-for-sale	-	7,452	-	7,452
Financial liabilities:
Forward TBA mortgage-backed securities	-	55	-	55
Interest rate lock commitments	-	-	49	49

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities:
U.S. government and agency obligations	$-	$5,195	$-	$5,195
U.S. treasury obligations	46,913	-	-	46,913
Municipal obligations	-	117,877	-	117,877
Corporate obligations	-	4,162	-	4,162
Mortgage-backed securities	-	28,235	-	28,235
Collateralized mortgage obligations	-	82,623	-	82,623
Asset-backed securities	-	7,585	-	7,585
Loans held-for-sale	-	13,368	-	13,368
Forward TBA mortgage-backed securities	-	142	-	142
Financial liabilities:
Interest rate lock commitments	-	-	103	103

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17:	Fair Value of Financial Instruments – continued

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

The following tables summarize financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Collateral-dependent loans individually evaluated, net of ACL	$-	$-	$189	$189

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Collateral-dependent loans individually evaluated, net of ACL	$-	$-	$96	$96

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable Level 3 inputs on a recurring basis.

	As of or For the
	Years Ended
	December 31,
	2025	2024
	Interest Rate Lock Commitments
	(In Thousands)
Beginning balance	$(103)	$15
Purchases and issuances	(270)	(644)
Sales and settlements	324	526
Ending balance	$(49)	$(103)
Unrealized gains (losses) related to items held during the period	$54	$(118)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17:	Fair Value of Financial Instruments – continued

The tables below summarize the estimated fair values of financial instruments of the Company, whether or not recognized at fair value on the consolidated statements of financial condition. The tables are followed by methods and assumptions that were used by the Company in estimating the fair value of the classes of financial instruments.

	December 31, 2025
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$62,962	$-	$-	$62,962	$62,962
FHLB stock	-	2,650	-	2,650	2,650
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,493,348	1,493,348	1,519,019
Mortgage servicing rights	-	-	20,302	20,302	15,043
Financial liabilities:
Non-maturing interest-bearing deposits	-	867,244	-	867,244	867,244
Time certificates of deposit	-	-	461,201	461,201	462,172
Federal funds purchased	-	-	105	105	105
FHLB advances and other borrowings	-	-	38,447	38,447	37,917
Other long-term debt	-	-	43,905	43,905	45,155

	December 31, 2024
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$31,559	$-	$-	$31,559	$31,559
FHLB stock	-	7,778	-	7,778	7,778
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,466,511	1,466,511	1,520,646
Mortgage servicing rights	-	-	20,370	20,370	15,376
Financial liabilities:
Non-maturing interest-bearing deposits	-	799,142	-	799,142	799,142
Time certificates of deposit	-	-	461,254	461,254	462,875
FHLB advances and other borrowings	-	-	141,057	141,057	140,930
Other long-term debt	-	-	58,024	58,024	60,155

NOTE 18:	Condensed Parent Company Financial Statements

Included below are the condensed financial statements of the Parent Company, Eagle Bancorp Montana, Inc.:

	December 31,
	2025	2024
	(In Thousands)
Assets:
Cash and cash equivalents	$2,309	$1,863
Securities available-for-sale	689	732
Investment in Eagle Bancorp Statutory Trust I	155	155
Investment in Subsidiaries	245,132	227,470
Other assets	3,888	4,717
Total assets	$252,173	$234,937

Liabilities and Shareholders' Equity:
Accounts payable and accrued expenses	$909	$1,023
Other borrowings	15,000	-
Other long-term debt	44,450	59,149
Shareholders' equity	191,814	174,765
Total liabilities and shareholders' equity	$252,173	$234,937

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18:	Condensed Parent Company Financial Statements – continued

	Years Ended
	December 31,
	2025	2024
	(In Thousands)

Interest income	$46	$48
Interest expense	(3,033)	(2,735)
Noninterest income	177	73
Noninterest expense	(823)	(825)
Loss before income taxes	(3,633)	(3,439)
Income tax benefit	(967)	(931)
Loss before equity in undistributed earnings of Subsidiaries	(2,666)	(2,508)
Equity in undistributed earnings of Subsidiaries	17,501	12,286
Net income	$14,835	$9,778

	Years Ended
	December 31,
	2025	2024
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,835	$9,778
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of Subsidiaries	(17,501)	(12,286)
Other adjustments, net	1,255	2,281
Net cash used in operating activities	(1,411)	(227)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash contribution from Opportunity Bank of Montana	7,100	3,700
Activity in available-for-sale securities:
Maturities, principal payments and calls	50	60
Net cash provided by investing activities	7,150	3,760

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of subordinated debentures	(15,000)	-
Advances on long-term FHLB and other borrowings	15,000	-
ESOP payments and dividends	334	320
Purchase of treasury stock	(1,573)	(419)
Treasury shares reissued for compensation	524	538
Dividends paid	(4,578)	(4,535)
Net cash used in financing activities	(5,293)	(4,096)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	446	(563)

CASH AND CASH EQUIVALENTS, beginning of period	1,863	2,426

CASH AND CASH EQUIVALENTS, end of period	$2,309	$1,863