Form 10-Q
period 2026-03-31
Eagle Bancorp Montana, Inc.
filed 2026-05-07
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $0.01 per share	7,965,431 shares outstanding

As of April 30, 2026

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

●	volatility, disruption, or uncertainty in national and international financial markets, including as a result of geopolitical developments, including the war in the Middle East;
●	the effects of any U.S. federal government shutdown, closures or significant staff reductions in agencies regulating or otherwise impacting Eagle's business;
●	the direct or indirect impact of any new regulatory, policy, or enforcement developments resulting from the policies or actions of the current U.S. presidential administration, including the implementation of tariffs and other protectionist trade policies, including any reciprocal tariffs by foreign countries, and any uncertainties related thereto;
●	competition among depository and other traditional and non-traditional financial service providers;
●	risks related to the concentration of our business in Montana, including risks associated with changes in the prices, values and sales volume of residential and commercial real estate in Montana;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments or reduces loan demand;
●	our ability to attract deposits and other sources of funding or liquidity;
●	possible changes in governmental monetary and fiscal policies, or any leadership changes of those determining such policies;
●	volatility in Eagle's stock price due to investor sentiment and perception of the banking industry;
●	the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, inflationary pressures and labor shortages on economic conditions and our business;
●	an inability to access capital markets or maintain deposits or borrowing costs;
●	our ability to assess and monitor the effect of evolving uses of artificial intelligence on our business and operations;
●	our ability to navigate differing environmental, social, governmental, and sustainability concerns among governmental administrations, our stakeholders, and other activists that may arise from our business activities;
●	changes or volatility in the securities markets that lead to impairment in the value of our investment securities and goodwill;
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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Part II, Item 1A, “Risk Factors” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2025, any subsequent Reports on Form 10-Q and Form 8-K, and other filings with the SEC. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Share Data)

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS:
Cash and due from banks	$19,420	$24,110
Interest-bearing deposits in banks	34,217	38,852
Federal funds sold	96	-
Total cash and cash equivalents	53,733	62,962

Securities available-for-sale, at fair value (amortized cost of $295,079 at March 31, 2026 and $299,162 at December 31, 2025)	274,887	281,692
Federal Home Loan Bank ("FHLB") stock	2,734	2,650
Federal Reserve Bank ("FRB") stock	4,131	4,131
Mortgage loans held-for-sale, at fair value	9,904	7,452
Loans receivable, net of allowance for credit losses of $17,430 at March 31, 2026 and $17,370 at December 31, 2025	1,501,856	1,501,649
Accrued interest and dividends receivable	13,613	14,448
Mortgage servicing rights, net	14,909	15,043
Premises and equipment, net	100,556	101,438
Cash surrender value of life insurance, net	55,062	54,708
Goodwill	34,740	34,740
Core deposit intangible, net	3,045	3,314
Deferred tax asset, net	9,139	8,333
Other assets	13,542	13,807
Total assets	$2,091,851	$2,106,367

LIABILITIES:
Deposit accounts:
Noninterest-bearing	$437,574	$452,183
Interest-bearing	1,348,502	1,329,416
Total deposits	1,786,076	1,781,599

Accrued expenses and other liabilities	41,670	50,482
Federal Funds Purchased	-	105
FHLB advances and other borrowings	26,667	37,917
Other long-term debt:
Principal amount	45,155	45,155
Unamortized debt issuance costs	(676)	(705)
Total other long-term debt, net	44,479	44,450

Total liabilities	1,898,892	1,914,553

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 20,000,000 shares authorized; 8,507,429 shares issued at March 31, 2026 and December 31, 2025; 7,965,431 shares outstanding at March 31, 2026 and 7,957,769 shares outstanding at December 31, 2025)	85	85
Additional paid-in capital	108,072	108,086
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(3,294)	(3,437)
Treasury stock, at cost (541,998 shares at March 31, 2026 and 549,660 shares at December 31, 2025)	(11,374)	(11,567)
Retained earnings	114,350	111,521
Accumulated other comprehensive loss, net of tax	(14,880)	(12,874)
Total shareholders' equity	192,959	191,814

Total liabilities and shareholders' equity	$2,091,851	$2,106,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$23,570	$23,320
Securities available-for-sale	2,215	2,451
FHLB and FRB dividends	138	260
Other interest income	299	38
Total interest and dividend income	26,222	26,069

INTEREST EXPENSE:
Deposits	6,661	6,871
FHLB advances and other borrowings	412	1,626
Other long-term debt	446	670
Total interest expense	7,519	9,167

NET INTEREST INCOME	18,703	16,902

Provision for credit losses	279	42

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	18,424	16,860

NONINTEREST INCOME:
Service charges on deposit accounts	408	389
Mortgage banking, net	2,434	2,125
Interchange and ATM fees	628	593
Appreciation in cash surrender value of life insurance	362	350
Other noninterest income	1,049	559
Total noninterest income	4,881	4,016

NONINTEREST EXPENSE:
Salaries and employee benefits	10,814	9,664
Occupancy and equipment expense	2,560	2,302
Data processing	1,255	1,330
Software subscriptions	571	658
Advertising	301	232
Amortization	271	320
Loan costs	365	372
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	235	231
Professional and examination fees	382	520
Other noninterest expense	1,457	1,377
Total noninterest expense	18,211	17,006

INCOME BEFORE PROVISION FOR INCOME TAXES	5,094	3,870

Provision for income taxes	1,110	631

NET INCOME	$3,984	$3,239

BASIC EARNINGS PER COMMON SHARE	$0.51	$0.41

DILUTED EARNINGS PER COMMON SHARE	$0.51	$0.41

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

NET INCOME	$3,984	$3,239

OTHER ITEMS OF COMPREHENSIVE (LOSS) INCOME:
Change in fair value of investment securities available-for-sale	(2,722)	1,640
Income tax benefit (provision) related to securities available-for-sale	716	(439)
Total other comprehensive (loss) income, net of tax	(2,006)	1,201

COMPREHENSIVE INCOME	$1,978	$4,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended March 31, 2026 and 2025

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							Accumulated
			Additional	Unallocated			Other
	Preferred	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Stock	Earnings	(Loss) Income	Total

Balance at January 1, 2026	$-	$85	$108,086	$(3,437)	$(11,567)	$111,521	$(12,874)	$191,814
Net income	-	-	-	-	-	3,984	-	3,984
Other comprehensive loss, net of tax	-	-	-	-	-	-	(2,006)	(2,006)
Dividends paid ($0.145 per share)	-	-	-	-	-	(1,155)	-	(1,155)
Stock compensation expense	-	-	195	-	-	-	-	195
Treasury stock reissued for stock incentive plans (7,662 shares at $25.12 average cost per share)	-	-	(193)	-	193	-	-	-
ESOP shares allocated (5,997 shares)	-	-	(16)	143	-	-	-	127
Balance at March 31, 2026	$-	$85	$108,072	$(3,294)	$(11,374)	$114,350	$(14,880)	$192,959

Balance at January 1, 2025	$-	$85	$108,334	$(4,010)	$(10,762)	$101,264	$(20,146)	$174,765
Net income	-	-	-	-	-	3,239	-	3,239
Other comprehensive income, net of tax	-	-	-	-	-	-	1,201	1,201
Dividends paid ($0.1425 per share)	-	-	-	-	-	(1,137)	-	(1,137)
Stock compensation expense	-	-	163	-	-	-	-	163
ESOP shares allocated (5,997 shares)	-	-	(46)	143	-	-	-	97
Treasury stock purchased (50,000 shares at $15.11 average cost per share)	-	-	-	-	(755)	-	-	(755)
Balance at March 31, 2025	$-	$85	$108,451	$(3,867)	$(11,517)	$103,366	$(18,945)	$177,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,984	$3,239
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	279	42
Depreciation	1,260	1,287
Net amortization of investment securities premiums and discounts	190	170
Amortization of mortgage servicing rights	620	365
Amortization of right-of-use assets	99	119
Amortization of core deposit intangibles	271	320
Compensation expense related to restricted stock awards	195	163
ESOP compensation expense for allocated shares	127	97
Net gain on sale of loans	(1,678)	(1,349)
Originations of loans held-for-sale	(69,255)	(35,557)
Proceeds from sales of loans held-for-sale	67,995	43,780
Net loss on sale of real estate owned and other repossessed assets	12	-
Net gain on insurance proceeds related to premises and equipment	(484)	-
Net gain on sale/disposal of premises and equipment	(16)	-
Net appreciation in cash surrender value of life insurance	(362)	(332)
Net change in:
Accrued interest and dividends receivable	835	(381)
Other assets	180	382
Accrued expenses and other liabilities	(8,975)	(10,461)
Net cash (used in) provided by operating activities	(4,723)	1,884

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Maturities, principal payments and calls	3,888	5,327
Purchases	-	(3,023)
FHLB stock (purchased) redeemed	(84)	677
Loan origination and principal collection, net	(300)	(2,865)
Insurance proceeds related to premises and equipment	484	-
Purchases of premises and equipment, net	(461)	(1,622)
Net cash provided by (used in) investing activities	3,527	(1,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	4,477	8,738
Net short-term payments on FHLB and other borrowings	(105)	(4,728)
Advances on long-term FHLB and other borrowings	-	10,000
Payments on long-term FHLB and other borrowings	(11,250)	(21,250)
Purchase of treasury stock	-	(755)
Dividends paid	(1,155)	(1,137)
Net cash used in financing activities	(8,033)	(9,132)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,229)	(8,754)

CASH AND CASH EQUIVALENTS, beginning of period	62,962	31,559

CASH AND CASH EQUIVALENTS, end of period	$53,733	$22,805

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$7,696	$11,471

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in fair value of securities available-for-sale	$(2,722)	$1,640
Mortgage servicing rights recognized	486	271
Right-of-use assets obtained in exchange for lease liabilities	-	3
Loans transferred to real estate and other assets acquired in foreclosure	-	5
Premises and equipment acquired through non-cash trade-in	27	-

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

Eagle Bancorp Statutory Trust I (the "Trust") was established in September 2005 and is owned 100% by Eagle.

In March 2021, the Bank established a subsidiary, Opportunity Housing Fund, LLC ("OHF"), to invest in Low-Income Housing Tax Credit ("LIHTC") projects. The LIHTC program is designed to encourage capital investment in construction and rehabilitation of low-income housing. During the year ended December 31,2021, OHF made investments in two LIHTC projects. Tax credits are allowable over a 10-year period. Amortizing investments in LIHTC projects are included in other assets on the condensed consolidated statements of financial condition and totaled $5,767,000 and $5,963,000 as of March 31, 2026 and December 31, 2025, respectively. Outstanding funding obligations for LIHTC projects are included in accrued expenses and other liabilities on the condensed consolidated statements of financial condition and totaled $166,000 as of March 31, 2026 and  December 31, 2025.

Opportunity Financial Services, Inc. ("OFS") facilitates deferred payment contracts for customers that produce agricultural products. The revenue from these contracts is accounted for in accordance with ASC Topic 606. The Company is considered an agent in these contracts, as: (i) the Company facilitates payment from customer to supplier, (ii) the Company does not take inventory of commodities as they are delivered by supplier to the customer, (iii) pricing of commodities is determined by the market, (iv) consideration on deferred payment contracts is insignificant to the Company and (v) the Company’s exposure to credit risk is minimal. Revenue is recognized net of expenses and reported in other noninterest income in the financial statements. Commodity sales income and the corresponding commodity sales expense were $2,151,000 for the three months ended March 31, 2026 and $2,314,000 for the three months ended March 31, 2025, respectively, for a net impact of $0. Outstanding deferred contracts payable are included in accrued expenses and other liabilities on the condensed consolidated statements of financial condition and totaled $14,135,000 as of March 31, 2026 and $23,549,000 as of December 31, 2025.

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

Basis of Financial Statement Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K with all of the audited information and footnotes required by U.S. GAAP for complete financial statements for the year ended December 31, 2025, as filed with the SEC on March 9, 2026. In the opinion of management, all normal adjustments and recurring accruals considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

The results of operations for the three-month period ended  March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other period. In preparing condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses ("ACL"), mortgage servicing rights, the fair value of financial instruments, the valuation of goodwill and deferred tax assets and liabilities.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2026 for recognition and/or disclosure.

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

Our quantitative annual impairment test as of  October 31, 2025 did not result in impairment. The annual goodwill impairment test for 2026 will be performed as of October 31.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
	Cost	Gains	Losses	ACL	Value
	(In Thousands)
Available-for-sale:
U.S. government and agency obligations	$4,023	$61	$(116)	$-	$3,968
U.S. treasury obligations	47,675	-	(3,749)	-	43,926
Municipal obligations	126,641	1	(10,826)	-	115,816
Corporate obligations	2,000	-	(30)	-	1,970
Mortgage-backed securities	26,684	157	(1,064)	-	25,777
Collateralized mortgage obligations	81,569	37	(4,707)	-	76,899
Asset-backed securities	6,487	45	(1)	-	6,531
Total	$295,079	$301	$(20,493)	$-	$274,887

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
	Cost	Gains	Losses	ACL	Value
	(In Thousands)
Available-for-sale:
U.S. government and agency obligations	$4,179	$62	$(86)	$-	$4,155
U.S. treasury obligations	47,665	-	(3,357)	-	44,308
Municipal obligations	127,469	53	(9,198)	-	118,324
Corporate obligations	2,000	-	(29)	-	1,971
Mortgage-backed securities	27,222	180	(908)	-	26,494
Collateralized mortgage obligations	83,907	49	(4,295)	-	79,661
Asset-backed securities	6,720	60	(1)	-	6,779
Total	$299,162	$404	$(17,874)	$-	$281,692

There was no sales activity for available-for-sale securities during the three months ended March 31, 2026 or 2025.

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2026
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$1,186	$1,184
Due from one to five years	52,910	49,717
Due from five to ten years	68,858	61,270
Due after ten years	63,872	60,040
	186,826	172,211
Mortgage-backed securities	26,684	25,777
Collateralized mortgage obligations	81,569	76,899
Total	$295,079	$274,887

As of  March 31, 2026 and December 31, 2025, securities with a fair value of $19,694,000 and $19,976,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES – continued

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	March 31, 2026
	Less than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency obligations	$-	$-	$1,811	$(116)
U.S. treasury obligations	-	-	43,926	(3,749)
Municipal obligations	17,226	(541)	97,723	(10,285)
Corporate obligations	-	-	1,970	(30)
Mortgage-backed securities and collateralized mortgage obligations	11,492	(97)	70,783	(5,674)
Asset-backed securities	1,356	-	147	(1)
Total	$30,074	$(638)	$216,360	$(19,855)

	December 31, 2025
	Less than 12 months		12 months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency obligations	$-	$-	$1,848	$(86)
U.S. treasury obligations	-	-	44,308	(3,357)
Municipal obligations	4,250	(101)	107,365	(9,097)
Corporate obligations	-	-	1,971	(29)
Mortgage-backed securities and collateralized mortgage obligations	5,961	(42)	73,924	(5,161)
Asset-backed securities	-	-	164	(1)
Total	$10,211	$(143)	$229,580	$(17,731)

As of  March 31, 2026 and December 31, 2025, 252 and 241 securities, respectively, were in unrealized loss positions. Based on analysis of available-for-sale debt securities with unrealized losses as of March 31, 2026, the Company determined the decline in value was unrelated to credit losses and was primarily caused by changes in interest rates and market spreads subsequent to the initial purchase of the securities. Management does not intend to sell and the Company is not likely to be required to sell these securities prior to maturity. As a result, no ACL was recorded on available-for-sale securities at March 31, 2026 and  December 31, 2025. As part of this determination, consideration was given to the extent to which fair value was less than amortized cost, rating downgrades by a rating agency and other factors.

NOTE 3. LOANS RECEIVABLE

Loans receivable consisted of the following:

	March 31,	December 31,
	2026	2025
	(In Thousands)
Real estate loans:
Residential 1-4 family	$188,784	$183,793
Commercial real estate	926,631	918,839

Other loans:
Home equity	109,278	108,073
Consumer	23,154	24,424
Commercial	271,439	283,890

Total	1,519,286	1,519,019

Allowance for credit losses	(17,430)	(17,370)
Total loans, net	$1,501,856	$1,501,649

Included in the above are loans guaranteed by U.S. government agencies totaling $12,326,000 and $12,091,000 at March 31, 2026 and  December 31, 2025, respectively.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

The following table provides allowance for credit losses activity for the three months ended March 31, 2026.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, January 1, 2026	$1,965	$11,295	$547	$84	$3,479	$17,370
Charge-offs	-	-	-	(40)	(14)	(54)
Recoveries	-	4	-	-	1	5
Provision	8	64	4	1	32	109
Total ending allowance balance, March 31, 2026	$1,973	$11,363	$551	$45	$3,498	$17,430

The following table provides allowance for credit losses activity for the three months ended March 31, 2025.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, January 1, 2025	$1,911	$10,907	$553	$245	$3,234	$16,850
Charge-offs	-	-	-	(6)	-	(6)
Recoveries	-	2	-	1	1	4
Recapture	(7)	(79)	(2)	(1)	(39)	(128)
Total ending allowance balance, March 31, 2025	$1,904	$10,830	$551	$239	$3,196	$16,720

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

Internal classification of the loan portfolio by amortized cost and based on year originated was as follows:

	March 31, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total Loans
	(In Thousands)
RESIDENTIAL 1-4 FAMILY
Pass	$4,870	$17,906	$15,308	$21,680	$28,615	$54,324	$1,060	$143,763
Substandard	-	-	-	-	715	592	-	1,307
Total Residential 1-4 family	4,870	17,906	15,308	21,680	29,330	54,916	1,060	145,070
Current-period gross charge-offs	-	-	-	-	-	-	-	-
RESIDENTIAL 1-4 FAMILY CONSTRUCTION
Pass	11,789	17,908	1,590	1,493	10,129	-	456	43,365
Special Mention	-	-	349	-	-	-	-	349
Total Residential 1-4 family construction	11,789	17,908	1,939	1,493	10,129	-	456	43,714
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL REAL ESTATE
Pass	20,552	49,189	69,731	61,487	173,058	244,772	38,747	657,536
Special Mention	-	-	-	789	393	2,089	2,998	6,269
Substandard	-	-	-	500	-	3,380	-	3,880
Total Commercial real estate	20,552	49,189	69,731	62,776	173,451	250,241	41,745	667,685
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL CONSTRUCTION AND DEVELOPMENT
Pass	915	39,392	11,852	6,085	13,024	18,232	7,865	97,365
Substandard	-	-	-	-	-	917	-	917
Total Commercial construction and development	915	39,392	11,852	6,085	13,024	19,149	7,865	98,282
Current-period gross charge-offs	-	-	-	-	-	-	-	-
FARMLAND
Pass	3,404	30,203	19,713	15,982	25,821	59,141	1,892	156,156
Special Mention	556	-	-	819	567	23	-	1,965
Substandard	-	-	184	-	1,118	1,185	56	2,543
Total Farmland	3,960	30,203	19,897	16,801	27,506	60,349	1,948	160,664
Current-period gross charge-offs	-	-	-	-	-	-	-	-
HOME EQUITY
Pass	905	1,931	1,197	948	2,672	2,344	98,373	108,370
Special Mention	-	-	-	-	-	19	581	600
Substandard	-	-	-	-	-	59	249	308
Total Home Equity	905	1,931	1,197	948	2,672	2,422	99,203	109,278
Current-period gross charge-offs	-	-	-	-	-	-	-	-
CONSUMER
Pass	2,186	7,643	4,970	3,226	1,914	1,096	1,878	22,913
Substandard	-	103	37	72	10	1	18	241
Total Consumer	2,186	7,746	5,007	3,298	1,924	1,097	1,896	23,154
Current-period gross charge-offs	-	11	15	13	-	-	1	40
COMMERCIAL
Pass	9,656	27,484	24,602	18,437	12,971	22,382	33,844	149,376
Special Mention	145	-	-	298	153	51	200	847
Substandard	-	82	1,088	41	-	142	4	1,357
Total Commercial	9,801	27,566	25,690	18,776	13,124	22,575	34,048	151,580
Current-period gross charge-offs	-	-	-	-	-	14	-	14
AGRICULTURAL
Pass	8,574	28,666	12,620	5,389	4,010	2,899	52,065	114,223
Special Mention	-	441	868	1,450	-	17	503	3,279
Substandard	-	-	641	924	-	792	-	2,357
Total Agricultural	8,574	29,107	14,129	7,763	4,010	3,708	52,568	119,859
Current-period gross charge-offs	-	-	-	-	-	-	-	-
TOTAL LOANS
Pass	62,851	220,322	161,583	134,727	272,214	405,190	236,180	1,493,067
Special Mention	701	441	1,217	3,356	1,113	2,199	4,282	13,309
Substandard	-	185	1,950	1,537	1,843	7,068	327	12,910
Total	$63,552	$220,948	$164,750	$139,620	$275,170	$414,457	$240,789	$1,519,286

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

The following tables include information regarding delinquencies within the loan portfolio.

	March 31, 2026
	Loans Past Due and Still Accruing
		90 Days		Nonaccrual	Nonaccrual
	30-89 Days	and		Loans with	Loans with	Current	Total
	Past Due	Greater	Total	no ACL	ACL	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$2,161	$158	$2,319	$189	$-	$142,562	$145,070
Residential 1-4 family construction	-	-	-	-	-	43,714	43,714
Commercial real estate	3,097	3	3,100	420	-	664,165	667,685
Commercial construction and development	81	-	81	1	-	98,200	98,282
Farmland	90	815	905	578	-	159,181	160,664
Other loans:
Home equity	555	-	555	550	-	108,173	109,278
Consumer	66	-	66	58	112	22,918	23,154
Commercial	756	-	756	178	86	150,560	151,580
Agricultural	217	2,230	2,447	156	-	117,256	119,859
Total	$7,023	$3,206	$10,229	$2,130	$198	$1,506,729	$1,519,286

	December 31, 2025
	Loans Past Due and Still Accruing
		90 Days		Nonaccrual	Nonaccrual
	30-89 Days	and		Loans with	Loans with	Current	Total
	Past Due	Greater	Total	no ACL	ACL	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$1,591	$48	$1,639	$298	$-	$146,578	$148,515
Residential 1-4 family construction	-	-	-	-	-	35,278	35,278
Commercial real estate	660	-	660	420	-	634,890	635,970
Commercial construction and development	213	-	213	1	-	120,075	120,289
Farmland	481	841	1,322	308	-	160,950	162,580
Other loans:
Home equity	637	-	637	395	-	107,041	108,073
Consumer	203	-	203	101	109	24,011	24,424
Commercial	557	10	567	183	96	148,585	149,431
Agricultural	168	2,645	2,813	177	-	131,469	134,459
Total	$4,510	$3,544	$8,054	$1,883	$205	$1,508,877	$1,519,019

Interest income recognized on nonaccrual loans for the three months ended March 31, 2026 and 2025 is considered insignificant. Interest payments received on a cash basis related to nonaccrual loans were $241,000 at March 31, 2026 and $262,000 at  December 31, 2025.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type.

	March 31, 2026
	Real Estate	Business Assets	Other
	(In Thousands)
Real estate loans:
Residential 1-4 family	$883	$-	$-
Commercial real estate	95	2,936	-
Commercial construction and development	1	-	-
Farmland	1,361	-	-
Other loans:
Home equity	414	-	-
Consumer	-	-	168
Commercial	-	366	4
Agricultural	29	2,230	-
Total	$2,783	$5,532	$172

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

The following tables include the amortized cost basis at the period end for the loans modified to borrowers experiencing financial difficulty.

	As of or For the
	Three-Months Ended
	March 31, 2026
	Term Extension and Payment Deferral		Term Extension and Interest Rate Reduction
	Amortized Cost Basis	Percent of Loan Category	Amortized Cost Basis	Percent of Loan Category	Total Amortized Cost Basis	Total Number of Loans
	(Dollars in Thousands)
Other loans:
Agricultural	$156	0.13%	$-	0.00%	$156	1
Total	$156		$-		$156	1

	As of or For the
	Three-Months Ended
	March 31, 2025
	Term Extension and Payment Deferral		Term Extension and Interest Rate Reduction
	Amortized Cost Basis	Percent of Loan Category	Amortized Cost Basis	Percent of Loan Category	Total Amortized Cost Basis	Total Number of Loans
	(Dollars in Thousands)
Real estate loans:
Commercial real estate	$-	0.00%	$209	0.03%	$209	1
Other loans:
Home equity	45	0.04	-	0.00	45	1
Agricultural	252	0.19	-	0.00	252	2
Total	$297		$209		$506	4

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. MORTGAGE SERVICING RIGHTS

The Company is servicing mortgage loans for the benefit of others which are not included in the condensed consolidated statements of financial condition and have unpaid principal balances of $1,967,740,000 and $1,976,243,000 at  March 31, 2026 and  December 31, 2025, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $1,234,000 and $1,256,000 for the three months ended March 31, 2026 and 2025, respectively. These fees, net of amortization, are included in mortgage banking, net, which is a component of noninterest income on the condensed consolidated statements of income.

Custodial balances maintained in connection with the foregoing loan servicing are included in noninterest checking deposits and were $24,809,000 and $15,598,000 at  March 31, 2026 and December 31, 2025, respectively.

The following is a summary of activity in mortgage servicing rights:

	As of or For the
	Three Months Ended
	March 31,
	2026	2025
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$15,043	$15,376
Mortgage servicing rights capitalized	486	271
Amortization of mortgage servicing rights	(620)	(365)
Mortgage servicing rights, net	$14,909	$15,282

The fair values of these mortgage servicing rights were $19,747,000 and $20,302,000 at  March 31, 2026 and  December 31, 2025, respectively. The fair value of mortgage servicing rights was determined at loan level, depending on the interest rate and term of the specific loan, using the following valuation assumptions:

	March 31,	December 31,
	2026	2025
Key assumptions:
Discount rate	12%	12%
Prepayment speed range	94 - 279%	90 - 211%
Weighted average prepayment speed	127%	119%

NOTE 5. DEPOSITS

Deposits are summarized as follows:

	March 31,	December 31,
	2026	2025
	(In Thousands)
Noninterest checking	$437,574	$452,183
Interest-bearing checking	218,113	218,484
Savings	214,133	207,789
Money market	443,473	440,971
Time certificates of deposit	472,783	462,172
Total	$1,786,076	$1,781,599

There were no brokered time certificates of deposit at March 31, 2026 and December 31, 2025.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

	March 31, 2026		December 31, 2025
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)
Subordinated debentures fixed at 3.50% to floating, due 2032	$40,000	$(676)	$40,000	$(705)
Subordinated debentures variable at 3-Month SOFR plus 1.68%, due 2035	5,155	-	5,155	-
Total other long-term debt	$45,155	$(676)	$45,155	$(705)

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

In June 2020, the Company completed the issuance of $15,000,000 in aggregate principal amount of subordinated notes due in 2030 in a private placement transaction to certain qualified institutional accredited investors. The notes bore interest at an annual fixed rate of 5.50% payable semi-annually. Starting July 1, 2025, interest accrued at a floating rate per annum equal to a benchmark rate, which was three-month term SOFR plus a spread of 509.0 basis points, payable quarterly. The floating rate was 9.39% for the three months ended September 30, 2025. The notes were subject to redemption at the option of the Company on or after July 1, 2025. The subordinated debentures qualified as Tier 2 capital for regulatory capital purposes. The notes were redeemed October 1, 2025 utilizing a line of credit with a correspondent bank to finance the redemption payment. The line of credit rate is based on Prime minus 50.0 basis points and was 6.25% as of March 31, 2026 and December 31, 2025.

In  September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in  December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until  December 2010 then became variable at three-month LIBOR plus 1.42%. In  December of 2022, Governors of the Federal Reserve System adopted final rule 12 C.F.R. Part 253, Regulation Implementing the Adjustable Interest Rate (LIBOR) Act. Rule 253 identified SOFR-benchmark rates to replace LIBOR in certain financial contracts after  June 30, 2023. As a result, the variable rate for interest payable converted to three-month CME Term SOFR plus 1.68% during the quarter ended  March 31, 2024. The rate was 5.36% as of  March 31, 2026 and 5.33% as of December 31, 2025. Dividends on the preferred securities are cumulative and the Trust  may defer the payments for up to five years. The preferred securities mature in  December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date. The subordinated debentures qualify as Tier 1 capital for regulatory purposes.

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

Unrealized
(Losses) Gains
on Securities
Available for Sale
(In Thousands)
Balance at January 1, 2026	$(12,874)
Other comprehensive loss, before reclassifications and income taxes	(2,722)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax benefit	716
Total other comprehensive loss	(2,006)
Balance at March 31, 2026	$(14,880)

Balance at January 1, 2025	$(20,146)
Other comprehensive income, before reclassifications and income taxes	1,640
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax provision	(439)
Total other comprehensive income	1,201
Balance at March 31, 2025	$(18,945)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. EARNINGS PER COMMON SHARE

The computations of basic and diluted earnings per common share are as follows:

	Three Months Ended
	March 31,
	2026	2025
	(Dollars in Thousands,
	Except for Share Data)
Basic weighted average shares outstanding	7,818,831	7,812,248
Dilutive effect of stock compensation	25,626	11,388
Diluted weighted average shares outstanding	7,844,457	7,823,636

Net income available to common shareholders	$3,984	$3,239

Basic earnings per common share	$0.51	$0.41

Diluted earnings per common share	$0.51	$0.41

Restricted stock units excluded from the diluted average outstanding share calculation because their effect would be anti-dilutive	9,262	2,478

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

Derivatives are summarized as follows:

	March 31, 2026			December 31, 2025
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$16,558	$-	$101	$14,949	$-	$49
Forward TBA mortgage-backed securities	13,000	231	-	16,000	-	55
Mandatory forward commitments	1,500	-	8	-	-	-

Changes in the fair value of the derivatives are recorded in mortgage banking, net, within noninterest income on the condensed consolidated statements of income. Net gains of $226,000 were recorded for the three months ended March 31, 2026, compared to net losses of $93,000 for the three months ended March 31, 2025.

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

Derivative Instruments – The fair value of the interest rate lock commitments, forward TBA mortgage-backed securities and mandatory forward commitments are estimated using quoted or published market prices for similar instruments and adjusted for factors, such as pull-through rate assumptions based on historical information, where appropriate. Interest rate lock commitments are considered Level 3 inputs and forward TBA mortgage-backed securities and mandatory forward commitments are considered Level 2 inputs.

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

	March 31, 2026
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities:
U.S. government and agency obligations	$-	$3,968	$-	$3,968
U.S. treasury obligations	43,926	-	-	43,926
Municipal obligations	-	115,816	-	115,816
Corporate obligations	-	1,970	-	1,970
Mortgage-backed securities	-	25,777	-	25,777
Collateralized mortgage obligations	-	76,899	-	76,899
Asset-backed securities	-	6,531	-	6,531
Loans held-for-sale	-	9,904	-	9,904
Forward TBA mortgage-backed securities	-	231	-	231
Financial liabilities:
Interest rate lock commitments	-	-	101	101
Mandatory forward commitments	-	8	-	8

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities:
U.S. government and agency obligations	$-	$4,155	$-	$4,155
U.S. treasury obligations	44,308	-	-	44,308
Municipal obligations	-	118,324	-	118,324
Corporate obligations	-	1,971	-	1,971
Mortgage-backed securities	-	26,494	-	26,494
Collateralized mortgage obligations	-	79,661	-	79,661
Asset-backed securities	-	6,779	-	6,779
Loans held-for-sale	-	7,452	-	7,452
Financial liabilities:
Forward TBA mortgage-backed securities	-	55	-	55
Interest rate lock commitments	-	-	49	49

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

The following tables summarize financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

	March 31, 2026
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Collateral-dependent loans individually evaluated, net of ACL	$-	$-	$58	$58

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Collateral-dependent loans individually evaluated, net of ACL	$-	$-	$189	$189

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

	As of or For the
	Three Months Ended
	March 31,
	2026	2025
	Interest Rate Lock Commitments
	(In Thousands)
Beginning balance	$(49)	$(103)
Purchases and issuances	(246)	(18)
Sales and settlements	194	93
Ending balance	$(101)	$(28)
Unrealized (losses) gains related to items held during the period	$(52)	$75

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

	March 31, 2026
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$53,733	$-	$-	$53,733	$53,733
FHLB stock	-	2,734	-	2,734	2,734
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,505,005	1,505,005	1,519,286
Mortgage servicing rights	-	-	19,747	19,747	14,909
Financial liabilities:
Time certificates of deposit	-	-	471,506	471,506	472,783
FHLB advances and other borrowings	-	-	27,062	27,062	26,667
Other long-term debt	-	-	44,273	44,273	45,155

	December 31, 2025
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$62,962	$-	$-	$62,962	$62,962
FHLB stock	-	2,650	-	2,650	2,650
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,493,348	1,493,348	1,519,019
Mortgage servicing rights	-	-	20,302	20,302	15,043
Financial liabilities:
Time certificates of deposit	-	-	461,201	461,201	462,172
Federal Funds Purchased	-	-	105	105	105
FHLB advances and other borrowings	-	-	38,447	38,447	37,917
Other long-term debt	-	-	43,905	43,905	45,155

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

This discussion and analysis provides information that management believes is necessary to understand Eagle's financial condition, changes in financial condition, results of operations, and cash flows for the three months ended March 31, 2026, as compared to the same period of 2025. The following should be read in conjunction with the Company's Consolidated Financial Statements, and accompanying Notes thereto, for the year ended December 31, 2025, included in Eagle's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on March 9, 2026, and in conjunction with the Condensed Consolidated Financial Statements, and accompanying Notes thereto, included in Part I - Item 1. Financial Statements of this report. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee decreased the federal funds target rate to 3.75% during the year ended December 31, 2025. The rate remained at 3.75% during the three months ended March 31, 2026.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Comparisons of financial condition in this section are between March 31, 2026 and December 31, 2025.

Total assets were $2.09 billion at March 31, 2026, a decrease of $14.52 million, or 0.7%, from $2.11 billion at December 31, 2025. Loans receivable, net increased by $207,000 from December 31, 2025. Securities available-for-sale decreased $6.81 million, or 2.4%, from December 31, 2025. Total liabilities were $1.90 billion at March 31, 2026, a decrease of $15.66 million, or 0.8%, from $1.91 billion at December 31, 2025. The decrease was largely due to a decrease in FHLB advances, offset by an increase in total deposits. Total borrowings decreased $11.32 million from December 31, 2025 and total deposits increased $4.48 million from December 31, 2025. Total shareholders’ equity increased $1.15 million, or 0.6%, from December 31, 2025.

Financial Condition Details

Investment Activities

The following table summarizes investment activities:

	March 31,		December 31,
	2026		2025
	Fair Value	Percent of Total	Fair Value	Percent of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency obligations	$3,968	1.44%	$4,155	1.48%
U.S. treasury obligations	43,926	15.98	44,308	15.73
Municipal obligations	115,816	42.13	118,324	41.99
Corporate obligations	1,970	0.72	1,971	0.70
Mortgage-backed securities	25,777	9.38	26,494	9.41
Collateralized mortgage obligations	76,899	27.97	79,661	28.28
Asset-backed securities	6,531	2.38	6,779	2.41
Total securities available-for-sale	$274,887	100.00%	$281,692	100.00%

Securities available-for-sale were $274.89 million at March 31, 2026, a decrease of $6.80 million, or 2.4% from $281.69 million at December 31, 2025. The decrease was primarily due to maturity, principal payments and call activity of $3.89 million and a decrease in fair value of $2.72 million.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	March 31,		December 31,
	2026		2025
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real estate loans:
Residential 1-4 family (1)	$145,070	9.55%	$148,515	9.78%
Residential 1-4 family construction	43,714	2.88	35,278	2.32
Total residential 1-4 family	188,784	12.43	183,793	12.10

Commercial real estate	667,685	43.95	635,970	41.87
Commercial construction and development	98,282	6.47	120,289	7.92
Farmland	160,664	10.57	162,580	10.70
Total commercial real estate	926,631	60.99	918,839	60.49

Total real estate loans	1,115,415	73.42	1,102,632	72.59

Other loans:
Home equity	109,278	7.19	108,073	7.11
Consumer	23,154	1.52	24,424	1.61

Commercial	151,580	9.98	149,431	9.84
Agricultural	119,859	7.89	134,459	8.85
Total commercial loans	271,439	17.87	283,890	18.69

Total other loans	403,871	26.58	416,387	27.41

Total loans	1,519,286	100.00%	1,519,019	100.00%

Allowance for credit losses	(17,430)		(17,370)

Total loans, net	$1,501,856		$1,501,649

(1)	Excludes loans held-for-sale.

Total loans, net increased $207,000 to $1.50 billion at March 31, 2026 from $1.50 billion at December 31, 2025. The increase was largely driven by an increase in total commercial real estate loans of $7.79 million, an increase in total residential loans of $4.99 million and an increase of $1.21 million in home equity loans. The increases were largely offset by a decrease of $12.45 million in total commercial loans and a decrease of $1.27 million in consumer loans.

Total loan originations were $170.95 million for the three months ended March 31, 2026. Total residential 1-4 family originations were $91.77 million, which includes $69.26 million of loans held-for-sale originations. Total commercial originations were $45.38 million. Total commercial real estate originations were $25.71 million. Home equity loan originations totaled $5.98 million. Consumer loan originations totaled $2.11 million. Loans held-for-sale increased by $2.45 million to $9.90 million at March 31, 2026 from $7.45 million at December 31, 2025.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities– continued

Generally, our collection procedures provide that when a loan is 15 or more days delinquent, the borrower is sent a past due notice. If the loan becomes 30 days delinquent, the borrower is sent a written delinquency notice requiring payment. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower, including face to face meetings and counseling to resolve the delinquency. All collection actions are undertaken with the objective of compliance with the relevant state and federal banking laws, including the Fair Debt Collection Act.

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for credit losses. Subsequent write-downs are recorded as a charge to operations. As of March 31, 2026 and December 31, 2025 there was $70,000 and $98,000, respectively, of real estate owned and other repossessed property.

The following table sets forth information regarding nonperforming assets:

	March 31,	December 31,
	2026	2025
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential 1-4 family	$189	$298
Commercial real estate	420	420
Commercial construction and development	1	1
Farmland	578	308
Other loans:
Home equity	550	395
Consumer	170	210
Commercial	264	279
Agricultural	156	177
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	158	48
Commercial real estate	3	-
Farmland	815	841
Other loans:
Commercial	-	10
Agricultural	2,230	2,645
Total nonperforming loans	5,534	5,632
Real estate owned and other repossessed property, net	70	98
Total nonperforming assets	$5,604	$5,730

Total nonperforming loans to total loans	0.36%	0.37%
Total nonperforming loans to total assets	0.26%	0.27%
Total nonaccrual loans to total loans	0.15%	0.14%
Total nonperforming assets to total assets	0.27%	0.27%

Nonaccrual loans as of March 31, 2026 and December 31, 2025 include $721,000 and $460,000, respectively of acquired loans that deteriorated subsequent to the acquisition date.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables include the composition of the commercial real estate loan category:

	March 31, 2026
	Non-Owner Occupied	Owner Occupied	Total	Percent of Total CRE
	(Dollars In Thousands)
Automotive related	$-	$23,603	$23,603	3.54%
Bars and restaurants	5,267	16,598	21,865	3.27
Car washes	975	-	975	0.15
Construction and related industries	17,581	15,872	33,453	5.01
Healthcare and social assistance	22,530	11,037	33,567	5.03
Hospitality industry related	-	11,542	11,542	1.73
Hotels and other traveler accommodations	87,999	-	87,999	13.18
Industrial/warehouse	60,017	-	60,017	8.99
Lessors of mini warehouses and self-storage units	18,392	-	18,392	2.75
Lessors of nonresidential buildings	60,031	-	60,031	8.99
Lessors of other real estate property	29,214	-	29,214	4.38
Multifamily	109,658	-	109,658	16.42
Office space	18,357	43,898	62,255	9.32
Real estate leasing activities	2,120	28,726	30,846	4.62
Wholesale and retail trade	7,734	12,140	19,874	2.98
Other	43,929	20,465	64,394	9.64
Total commercial real estate	$483,804	$183,881	$667,685	100.00%

	December 31, 2025
	Non-Owner Occupied	Owner Occupied	Total	Percent of Total CRE
	(Dollars In Thousands)
Automotive related	$-	$23,339	$23,339	3.67%
Bars and restaurants	5,341	15,803	21,144	3.32
Car washes	979	-	979	0.15
Construction and related industries	17,889	14,227	32,116	5.05
Healthcare and social assistance	9,746	9,016	18,762	2.95
Hospitality industry related	-	11,706	11,706	1.84
Hotels and other traveler accommodations	80,037	-	80,037	12.59
Industrial/warehouse	56,337	-	56,337	8.86
Lessors of mini warehouses and self-storage units	18,926	-	18,926	2.98
Lessors of nonresidential buildings	59,323	-	59,323	9.33
Lessors of other real estate property	29,003	-	29,003	4.56
Multifamily	109,041	-	109,041	17.14
Office space	19,610	44,235	63,845	10.04
Other real estate rental and leasing	2,351	-	2,351	0.37
Real estate leasing activities	-	30,452	30,452	4.79
Wholesale and retail trade	7,140	13,104	20,244	3.18
Other	34,028	24,337	58,365	9.18
Total commercial real estate	$449,751	$186,219	$635,970	100.00%

Commercial real estate loans made up $667.69 million or 43.9% of the Bank's total loan portfolio at March 31, 2026, compared to $635.97 million or 41.9% at December 31, 2025. The Bank's commercial real estate loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses, and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by the Bank will not exceed 80.0% of the appraised value or the selling price of the property, whichever is less. The Bank's commercial real estate portfolio's average loan-to-value ratio range was 32% to 48% by property type as of March 31, 2026.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	March 31,		December 31,
	2026		2025
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$437,574	24.50%	$452,183	25.38%
Interest-bearing checking	218,113	12.21	218,484	12.27
Savings	214,133	11.99	207,789	11.66
Money market	443,473	24.83	440,971	24.75
Total	1,313,293	73.53	1,319,427	74.06
Certificates of deposit accounts:
IRA certificates	20,534	1.15	20,926	1.17
Other certificates	452,249	25.32	441,246	24.77
Total certificates of deposit	472,783	26.47	462,172	25.94
Total deposits	$1,786,076	100.00%	$1,781,599	100.00%

Deposits increased by $4.48 million, or 0.3%, from December 31, 2025 to March 31, 2026. Time certificates of deposit increased by $10.61 million, savings increased by $6.34 million and money market increased by $2.50 million. These increases were partially offset by decreases in noninterest checking of $14.61 million, and interest bearing checking of $371,000.

The estimated amount of uninsured deposits was $354.06 million, or 19.6%, of total deposits at March 31, 2026, compared to $354.59 million, or 19.5%, of total deposits at December 31, 2025.

The following table summarizes borrowing activity:

	March 31,		December 31,
	2026		2025
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings	$26,667	37.48%	$38,022	46.10%
Other long-term debt:
Subordinated debentures fixed at 3.50% to floating, due 2032	39,324	55.27	39,295	47.65
Subordinated debentures variable at 3-Month SOFR plus 1.68%, due 2035	5,155	7.25	5,155	6.25
Total other long-term debt	44,479	62.52	44,450	53.90
Total borrowings	$71,146	100.00%	$82,472	100.00%

Total borrowings decreased by $11.32 million, or 13.7%, to $71.15 million at March 31, 2026 from $82.47 million at December 31, 2025, due to a decrease in FHLB advances and other borrowings.

Shareholders’ Equity

Total shareholders’ equity increased by $1.15 million, or 0.6%, to $192.96 million at March 31, 2026 from $191.81 million at December 31, 2025. The increase was primarily attributed to net income of $3.98 million. The increase was largely offset by an increase in unrealized losses of securities available for sale of $2.01 million and dividends paid of $1.16 million.

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

The following table includes average balances for financial condition items, as well as interest and dividends and average yields related to the average balances. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances and reported in loans receivable as loans carrying a zero yield. The yields include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$280,552	$2,215	3.20%	$293,273	$2,451	3.39%
FHLB and FRB stock	6,687	138	8.37	11,816	260	8.92
Loans receivable(1)	1,525,274	23,570	6.27	1,526,774	23,320	6.19
Other earning assets	33,862	299	3.58	3,347	38	4.60
Total interest-earning assets	1,846,375	26,222	5.76	1,835,210	26,069	5.76
Noninterest-earning assets	245,905			243,932
Total assets	$2,092,280			$2,079,142

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$216,444	$92	0.17%	$219,912	$97	0.18%
Savings	211,263	30	0.06	203,079	31	0.06
Money market	443,353	2,422	2.22	376,988	2,191	2.36
Certificates of deposit	469,079	4,117	3.56	465,718	4,552	3.96
FHLB advances and other borrowings	30,582	412	5.46	138,830	1,626	4.75
Other long-term debt	44,460	446	4.07	59,174	670	4.59
Total interest-bearing liabilities	1,415,181	7,519	2.15	1,463,701	9,167	2.54
Noninterest checking	438,927			405,652
Other noninterest-bearing liabilities	42,823			40,701
Total liabilities	1,896,931			1,910,054

Total equity	195,349			169,088

Total liabilities and equity	$2,092,280			$2,079,142
Net interest income/interest rate spread(2)		$18,703	3.61%		$16,902	3.22%

Net interest margin(3)			4.11%			3.74%
Total interest earning assets to interest-bearing liabilities			130.47%			125.38%

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

Net Interest Margin ("NIM"). Net interest margin for the three months ended March 31, 2026 was 4.11%, an increase of 37 basis points compared to March 31, 2025. The increase in NIM reflects lower funding costs and improved balance sheet leverage through a favorable funding mix and reduced borrowings, with stable yields on interest‑earning assets.

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

	Three Months Ended March 31,
	2026			2025
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$(106)	$(130)	$(236)	$(181)	$(92)	$(273)
FHLB and FRB stock	(113)	(9)	(122)	(28)	41	13
Loans receivable(1)	(23)	273	250	402	976	1,378
Other earning assets	346	(85)	261	(2)	11	9
Total interest earning assets	104	49	153	191	936	1,127

Interest-bearing liabilities:
Checking	(2)	(3)	(5)	-	51	51
Savings	1	(2)	(1)	(3)	(1)	(4)
Money market	386	(155)	231	229	(63)	166
Certificates of deposit	33	(468)	(435)	260	(150)	110
FHLB advances and other borrowings	(1,267)	53	(1,214)	(584)	(287)	(871)
Other long-term debt	(167)	(57)	(224)	2	(15)	(13)
Total interest-bearing liabilities	(1,016)	(632)	(1,648)	(96)	(465)	(561)

Change in net interest income	$1,120	$681	$1,801	$287	$1,401	$1,688

(1) Includes loans held-for-sale.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following compares the results of operations for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
	2026	2025	Dollar Change	Percent Change
	(Dollars in Thousands)
Interest and dividend income	$26,222	$26,069	$153	0.6%
Interest expense	7,519	9,167	(1,648)	-18.0
Net interest income	18,703	16,902	1,801	10.7
Provision for credit losses	279	42	237	564.3
Net interest income after provision for credit losses	18,424	16,860	1,564	9.3

Noninterest income	4,881	4,016	865	21.5
Noninterest expense	18,211	17,006	1,205	7.1
Provision for income taxes	1,110	631	479	75.9
Net income	$3,984	$3,239	$745	23.0%

Net Income. Eagle’s net income for the three months ended March 31, 2026, was $3.98 million, compared to $3.24 million for the three months ended March 31, 2025. The increase of $745,000 was due to an increase in net interest income after provision for credit losses of $1.56 million and an increase in noninterest income of $865,000. These were partially offset by an increase in noninterest expense of $1.21 million and an increase in the provision for income taxes of $479,000. For the current period, basic earnings per common share and diluted earnings per common share were both $0.51. Basic earnings per common share and diluted earnings per common share were both $0.41 for the three months ended March 31, 2025.

Net Interest Income. Net interest income increased to $18.70 million for the three months ended March 31, 2026, from $16.90 million for the three months ended March 31, 2025. The increase of $1.80 million, or 10.7%, was primarily the result of a decrease in interest expense of $1.65 million.

Interest and Dividend Income. Interest and dividend income was $26.22 million for the three months ended March 31, 2026, compared to $26.07 million for the three months ended March 31, 2025, an increase of $153,000, or 0.6%. Interest and fees on loans increased to $23.57 million for the three months ended March 31, 2026, from $23.32 million for the three months ended March 31, 2025. This increase of $250,000, or 1.1%, was due in part to an increase in the average yield on loans, with average loan balances remaining relatively stable, period over period. The average interest rate earned on loans receivable increased by eight basis points, from 6.19% for the three months ended March 31, 2025, to 6.27% for the current period. Interest accretion on purchased loans was $185,000 for the three months ended March 31, 2026, which resulted in a four-basis point increase in net interest margin compared to $172,000 for the three months ended March 31, 2025, which also resulted in a four-basis point increase in net interest margin. Average balances for loans receivable, including loans held-for-sale, remained relatively stable at $1.53 billion for the three months ended March 31, 2026 and 2025. Interest on investment securities available-for-sale decreased by $236,000, or 9.6%, period over period, primarily due to the decrease in average balances for investments from $293.27 million for the three months ended March 31, 2025, to $280.55 million for the three months ended March 31, 2026. In addition, average interest rates earned on investments decreased from 3.39% for the three months ended March 31, 2025, to 3.20% for the three months ended March 31, 2026.

Interest Expense. Total interest expense was $7.52 million for the three months ended March 31, 2026, decreasing from $9.17 million for the three months ended March 31, 2025. The decrease of $1.65 million, or 18.0%, was primarily due to a decrease of $1.44 million in interest expense on total borrowings. The decrease in interest expense on total borrowings was driven by the average balance of FHLB advances and other borrowings decreasing from $138.83 million for the three months ended March 31, 2025, to $30.58 million for the three months ended March 31, 2026. The average rate paid on FHLB advances and other borrowings increased from 4.75% for the three months ended March 31, 2025, to 5.46% for the three months ended March 31, 2026 due to the payoff of lower-cost borrowings. Interest expense on deposits decreased minimally by $210,000, period over period. The overall average rate on total deposits was down from 1.67% for the three months ended March 31, 2025, compared to 1.52% for the three months ended March 31, 2026. However, the average balance for total deposits increased from $1.67 billion for the three months ended March 31, 2025, to $1.78 billion for the three months ended March 31, 2026.

Provision for Credit Losses. Provision for credit losses was $279,000 for the three months ended March 31, 2026, compared to $42,000 for the three months ended March 31, 2025. The provision for credit losses for the three months ended March 31, 2026, included an increase in the provision for credit losses on loans to $109,000, and unchanged provision for unfunded commitments of $170,000.

Noninterest Income. Total noninterest income was $4.88 million for the three months ended March 31, 2026, compared to $4.02 million for the three months ended March 31, 2025, an increase of $865,000, or 21.5%. This increase was primarily due to an increase of $490,000 in other noninterest income due to insurance proceeds of $484,000 received for the three months ended March 31,2026 due to smoke damage caused by a furnace fire and other damage from a windstorm. In addition, mortgage banking, net increased $309,000 to $2.43 million for the three months ended March 31, 2026, from $2.13 million for the three months ended March 31, 2025. Mortgage banking, net, includes net gain on sale of mortgage loans, which increased to $1.68 million for the three months ended March 31, 2026, compared to $1.35 million for the three months ended March 31, 2025. During the three months ended March 31, 2026, $66.08 million residential mortgage loans were sold, compared to $42.80 million in the three months ended March 31, 2025. However, gross margin levels decreased from 3.15% for the three months ended March 31, 2025, to 2.54% for the three months ended March 31, 2026.

Noninterest Expense. Noninterest expense was $18.21 million for the three months ended March 31, 2026, compared to $17.01 million for the three months ended March 31, 2025, an increase of $1.21 million, or 7.1%. The driver of the increase was salaries and employee benefits, which increased $1.15 million.

Provision for Income Taxes. Provision for income taxes was $1.11 million for the three months ended March 31, 2026, compared to $631,000 for the three months ended March 31, 2025. The effective tax rate was 21.8% for the current period compared to 16.3% for the three months ended March 31, 2025. The effective tax rate increased as the Company’s pretax earnings have increased at a faster pace than tax-exempt income.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity

The Bank is required by regulation to maintain sufficient levels of liquidity for safety and soundness purposes. Appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0% and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 30 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of March 31, 2026 and December 31, 2025.

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

The Company's available borrowing capacity was approximately $593.00 million as of March 31, 2026 and $601.00 million as of December 31, 2025.

	March 31,		December 31,
	2026		2025
	Borrowings	Remaining Borrowing	Borrowings	Remaining Borrowing
	Outstanding	Capacity	Outstanding	Capacity
	(In Thousands)
Federal Home Loan Bank advances	$11,667	$484,796	$22,917	$492,553
Federal Reserve Bank discount window	-	23,333	-	23,506
Correspondent bank lines of credit	15,000	85,000	15,105	84,895
Total	$26,667	$593,129	$38,022	$600,954

Brokered deposits are another source of funding the Bank may utilize from time to time. As of March 31, 2026, the Bank had no brokered certificates and $2.02 million in brokered money market deposits. As of December 31, 2025, the Bank had no brokered certificates and $3.21 million in brokered money market deposits. Policy limits for brokered deposits are set at 10% of assets.

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

Eagle has a $15.00 million line of credit with a correspondent bank. The outstanding balance for this line of credit was $15.00 million at March 31, 2026 and December 31, 2025. The line of credit was used to finance the redemption payment for subordinated notes of $15.00 million. The line of credit has a two-year maturity and a variable interest rate equal to 0.50% below prime. The rate was 6.25% as of March 31, 2026. The draw is secured by the assets of the Company and includes certain financial covenants and negative covenants. The Company is in compliance with the covenants under the line of credit. Outstanding draws on the line impact remaining borrowing capacity for the Company’s correspondent bank lines of credit included above.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

As of March 31, 2026, the Bank’s internally determined measurement of sensitivity to interest rate movements as measured by a 200-basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 3.2% compared to an increase of 3.4% at December 31, 2025. A 200-basis point decrease in interest rates scenario decreased EVE by 9.1% compared to a decrease of 9.3% at December 31, 2025. The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

The Bank's regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed "well capitalized" pursuant to State of Montana and FRB rules as of March 31, 2026. The Bank's actual capital amounts and ratios as of March 31, 2026 are presented in the table below and all of the ratios, with the exception of the Tier 1 capital adjusted total average assets ratio, include the capital conservation buffer of 2.50%.

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2026:
Total risk-based capital to risk weighted assets	$244,174	14.46%	$177,258	10.50%	$168,817	10.00%

Tier 1 capital to risk weighted assets	224,734	13.31	143,494	8.50	135,054	8.00

Common equity Tier 1 capital to risk weighted assets	224,734	13.31	118,172	7.00	109,731	6.50

Tier 1 capital to adjusted total average assets	224,734	10.85	82,833	4.00	103,541	5.00

The Bank's regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed "well capitalized" pursuant to State of Montana and FRB rules as of December 31, 2025. The Bank's actual capital amounts and ratios as of December 31, 2025 are presented in the table below and all of the ratios, with the exception of the Tier 1 capital adjusted total average assets ratio, include the capital conservation buffer of 2.50%.

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

The following table includes the Bank’s net interest income sensitivity analysis.

Changes in Market	As of March 31, 2026		Board Policy	Board Policy
Interest Rates	Rate Sensitivity		Limits	Limits
(Basis Points)	Year 1	Year 2	Year 1	Year 2

+300	-4.4%	7.7%	-15.0%	-20.0%
+200	-2.8%	6.5%	-15.0%	-15.0%
+100	-1.2%	5.6%	-10.0%	-10.0%
-100	0.1%	0.4%	-10.0%	-10.0%
-200	0.5%	-3.2%	-15.0%	-15.0%
-300	2.4%	-4.9%	-15.0%	-20.0%

Critical Accounting Policies and Estimates

The accounting and financial reporting policies of Eagle are in accordance with generally accepted accounting principles ("GAAP") and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Eagle has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for credit losses and business combinations. In determining which accounting policies are critical in nature, Eagle has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee on a periodic basis, including the development, selection, implementation, and disclosure of the critical accounting policies. The application of these policies has a significant impact on Eagle’s unaudited interim consolidated financial statements. Eagle’s financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 – Organization and Summary of Significant Accounting Policies" in Eagle’s 2025 Form 10-K, as filed with the SEC on March 9, 2026, should be reviewed for a greater understanding of how we record and report our financial performance. There have been no significant changes to the accounting policies, estimates, and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Eagle’s 2025 Form 10-K.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item has been omitted based on Eagle’s status as a smaller reporting company.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of March 31, 2026, our disclosure controls and procedures were effective. During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor the Bank is involved in any pending legal proceeding other than non-material legal proceedings occurring in the ordinary course of business.

Item 1A.	Risk Factors

There have not been any material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 23, 2026, Eagle's Board of Directors authorized the repurchase of up to 400,000 shares of its common stock beginning May 1, 2026 (the "2026 Repurchase Plan"). Under the 2026 Repurchase Plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend on market conditions and other corporate considerations. The plan expires on May 1, 2027.

On April 24, 2025, Eagle's Board of Directors authorized the repurchase of up to 400,000 shares of its common stock beginning May 1, 2025 (the "2025 Repurchase Plan"). Under the 2025 Repurchase Plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend on market conditions and other corporate considerations. No shares were purchased during the second or third quarter of 2025 under this plan. During the fourth quarter of 2025, 25,000 shares were purchased under this plan at an average price of $16.38 per share. No shares were purchased during the first quarter of 2026 under this plan. The plan expires on May 1, 2026.

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

During the three months ended March 31, 2026, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

EAGLE BANCORP MONTANA, INC.

Date: May 7, 2026	By:	/s/ Laura F. Clark
Laura F. Clark
President/CEO

Date: May 7, 2026	By:	/s/ Miranda J. Spaulding
Miranda J. Spaulding
EVP/CFO