Form 10-Q
period 2026-06-30
Eagle Bancorp Montana, Inc.
filed 2026-08-05
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026

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

●	volatility, disruption, or uncertainty in national and international financial markets, including as a result of geopolitical developments, including the war in the Middle East;
●	the effects of any U.S. federal government shutdown, closures or significant staff reductions in agencies regulating or otherwise impacting Eagle's business;
●	the direct or indirect impact of any new regulatory, policy, or enforcement developments resulting from the policies or actions of the current U.S. presidential administration, including the implementation of tariffs and other protectionist trade policies, including any reciprocal tariffs by foreign countries, and any uncertainties related thereto;
●	competition among banks, financial holding companies and other traditional and non-traditional financial service providers;
●	risks related to the concentration of our business in Montana, including risks associated with changes in the prices, values and sales volume of residential and commercial real estate in Montana;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments or reduces loan demand;
●	our ability to attract deposits and other sources of funding or liquidity;
●	possible changes in governmental monetary and fiscal policies;
●	volatility in Eagle's stock price due to investor sentiment and perception of the banking industry;
●	the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, inflationary pressures and labor shortages on economic conditions and our business;
●	an inability to access capital markets or maintain deposits or borrowing costs, or unexpected outflows of deposits which may require us to sell investment securities at a loss;
●	our ability to assess and monitor the effect of evolving uses of artificial intelligence on our business and operations;
●	our ability to navigate differing environmental, social, governmental, and sustainability concerns among governmental administrations, our stakeholders, and other activists that may arise from our business activities;
●	changes or volatility in the securities markets that lead to impairment in the value of our investment securities and goodwill;
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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Share Data)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS:
Cash and due from banks	$26,127	$24,110
Interest-bearing deposits in banks	2,833	38,852
Total cash and cash equivalents	28,960	62,962

Securities available-for-sale, at fair value (amortized cost of $303,767 at June 30, 2026 and $299,162 at December 31, 2025)	285,676	281,692
Federal Home Loan Bank ("FHLB") stock	5,001	2,650
Federal Reserve Bank ("FRB") stock	4,131	4,131
Mortgage loans held-for-sale, at fair value	15,972	7,452
Loans receivable, net of allowance for credit losses of $17,640 at June 30, 2026 and $17,370 at December 31, 2025	1,540,704	1,501,649
Accrued interest and dividends receivable	14,242	14,448
Mortgage servicing rights, net	14,885	15,043
Premises and equipment, net	99,947	101,438
Cash surrender value of life insurance, net	55,460	54,708
Goodwill	34,740	34,740
Core deposit intangible, net	2,798	3,314
Deferred tax asset, net	8,997	8,333
Other assets	14,334	13,807
Total assets	$2,125,847	$2,106,367

LIABILITIES:
Deposit accounts:
Noninterest-bearing	$448,260	$452,183
Interest-bearing	1,341,944	1,329,416
Total deposits	1,790,204	1,781,599

Accrued expenses and other liabilities	41,628	50,482
Federal funds purchased	-	105
FHLB advances and other borrowings	52,102	37,917
Other long-term debt:
Principal amount	45,155	45,155
Unamortized debt issuance costs	(647)	(705)
Total other long-term debt, net	44,508	44,450

Total liabilities	1,928,442	1,914,553

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 20,000,000 shares authorized; 8,507,429 shares issued at June 30, 2026 and December 31, 2025; 7,965,431 shares outstanding at June 30, 2026 and 7,957,769 shares outstanding at December 31, 2025)	85	85
Additional paid-in capital	108,271	108,086
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(3,151)	(3,437)
Treasury stock, at cost (541,998 shares at June 30, 2026 and 549,660 shares at December 31, 2025)	(11,374)	(11,567)
Retained earnings	116,910	111,521
Accumulated other comprehensive loss, net of tax	(13,336)	(12,874)
Total shareholders' equity	197,405	191,814

Total liabilities and shareholders' equity	$2,125,847	$2,106,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$24,088	$24,442	$47,658	$47,762
Securities available-for-sale	2,297	2,397	4,512	4,848
FHLB and FRB dividends	112	236	250	496
Other interest income	114	75	413	113
Total interest and dividend income	26,611	27,150	52,833	53,219

INTEREST EXPENSE:
Deposits	6,633	6,877	13,294	13,748
FHLB advances and other borrowings	393	1,459	805	3,085
Other long-term debt	447	669	893	1,339
Total interest expense	7,473	9,005	14,992	18,172

NET INTEREST INCOME	19,138	18,145	37,841	35,047

Provision for credit losses	343	1,038	622	1,080

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	18,795	17,107	37,219	33,967

NONINTEREST INCOME:
Service charges on deposit accounts	419	393	827	782
Mortgage banking, net	2,920	2,926	5,354	5,051
Interchange and ATM fees	711	670	1,339	1,263
Appreciation in cash surrender value of life insurance	407	393	769	743
Other noninterest income	560	425	1,609	984
Total noninterest income	5,017	4,807	9,898	8,823

NONINTEREST EXPENSE:
Salaries and employee benefits	11,712	10,645	22,526	20,309
Occupancy and equipment expense	2,220	2,230	4,780	4,532
Data processing	1,332	1,305	2,587	2,635
Software subscriptions	610	715	1,181	1,373
Advertising	328	280	629	512
Amortization	249	298	520	618
Loan costs	388	354	753	726
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	236	257	471	488
Professional and examination fees	420	391	802	911
Other noninterest expense	1,497	1,451	2,954	2,828
Total noninterest expense	18,992	17,926	37,203	34,932

INCOME BEFORE PROVISION FOR INCOME TAXES	4,820	3,988	9,914	7,858

Provision for income taxes	1,105	751	2,215	1,382

NET INCOME	$3,715	$3,237	$7,699	$6,476

BASIC EARNINGS PER COMMON SHARE	$0.47	$0.42	$0.98	$0.83

DILUTED EARNINGS PER COMMON SHARE	$0.47	$0.41	$0.98	$0.83

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

NET INCOME	$3,715	$3,237	$7,699	$6,476

OTHER ITEMS OF COMPREHENSIVE INCOME:
Change in fair value of investment securities available-for-sale	2,101	1,475	(621)	3,115
Income tax (provision) benefit related to securities available-for-sale	(557)	(388)	159	(827)
Total other comprehensive income (loss), net of tax	1,544	1,087	(462)	2,288

COMPREHENSIVE INCOME	$5,259	$4,324	$7,237	$8,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the three and six months ended June 30, 2026 and 2025

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							Accumulated
			Additional	Unallocated			Other
	Preferred	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Stock	Earnings	(Loss) Income	Total

Balance at April 1, 2026	$-	$85	$108,072	$(3,294)	$(11,374)	$114,350	$(14,880)	$192,959
Net income	-	-	-	-	-	3,715	-	3,715
Other comprehensive income, net of tax	-	-	-	-	-	-	1,544	1,544
Dividends paid ($0.1450 per share)	-	-	-	-	-	(1,155)	-	(1,155)
Stock compensation expense	-	-	207	-	-	-	-	207
ESOP shares allocated (5,997 shares)	-	-	(8)	143	-	-	-	135
Balance at June 30, 2026	$-	$85	$108,271	$(3,151)	$(11,374)	$116,910	$(13,336)	$197,405

Balance at April 1, 2025	$-	$85	$108,451	$(3,867)	$(11,517)	$103,366	$(18,945)	$177,573
Net income	-	-	-	-	-	3,237	-	3,237
Other comprehensive income, net of tax	-	-	-	-	-	-	1,087	1,087
Dividends paid ($0.1425 per share)	-	-	-	-	-	(1,133)	-	(1,133)
Stock compensation expense	-	-	182	-	-	-	-	182
ESOP shares allocated (5,997 shares)	-	-	(43)	143	-	-	-	100
Treasury stock purchased (25,000 shares at $16.34 average cost per share)	-	-	-	-	(408)	-	-	(408)
Balance at June 30, 2025	$-	$85	$108,590	$(3,724)	$(11,925)	$105,470	$(17,858)	$180,638

Balance at January 1, 2026	$-	$85	$108,086	$(3,437)	$(11,567)	$111,521	$(12,874)	$191,814
Net income	-	-	-	-	-	7,699	-	7,699
Other comprehensive loss, net of tax	-	-	-	-	-	-	(462)	(462)
Dividends paid ($0.2900 per share)	-	-	-	-	-	(2,310)	-	(2,310)
Stock compensation expense	-	-	402	-	-	-	-	402
Treasury stock reissued for stock incentive plans (7,662 shares at $25.12 average cost per share)	-	-	(193)	-	193	-	-	-
ESOP shares allocated (11,994 shares)	-	-	(24)	286	-	-	-	262
Balance at June 30, 2026	$-	$85	$108,271	$(3,151)	$(11,374)	$116,910	$(13,336)	$197,405

Balance at January 1, 2025	$-	$85	$108,334	$(4,010)	$(10,762)	$101,264	$(20,146)	$174,765
Net income	-	-	-	-	-	6,476	-	6,476
Other comprehensive income, net of tax	-	-	-	-	-	-	2,288	2,288
Dividends paid ($0.2850 per share)	-	-	-	-	-	(2,270)	-	(2,270)
Stock compensation expense	-	-	345	-	-	-	-	345
ESOP shares allocated (11,994 shares)	-	-	(89)	286	-	-	-	197
Treasury stock purchased (75,000 shares at $15.52 average cost per share)	-	-	-	-	(1,163)	-	-	(1,163)
Balance at June 30, 2025	$-	$85	$108,590	$(3,724)	$(11,925)	$105,470	$(17,858)	$180,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,699	$6,476
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	622	1,080
Depreciation	2,497	2,633
Net amortization of investment securities premiums and discounts	366	351
Amortization of mortgage servicing rights	1,157	882
Amortization of right-of-use assets	198	239
Amortization of core deposit intangibles	520	618
Compensation expense related to restricted stock awards	402	345
ESOP compensation expense for allocated shares	262	197
Net gain on sale of loans	(3,903)	(3,432)
Originations of loans held-for-sale	(147,292)	(98,554)
Proceeds from sales of loans held-for-sale	141,676	101,077
Net loss on sale of real estate owned and other repossessed assets	10	10
Net gain on insurance proceeds related to premises and equipment	(488)	-
Net gain on sale/disposal of premises and equipment	(25)	-
Net appreciation in cash surrender value of life insurance	(769)	(708)
Net change in:
Accrued interest and dividends receivable	206	(1,784)
Other assets	(987)	918
Accrued expenses and other liabilities	(8,946)	(6,717)
Net cash (used in) provided by operating activities	(6,795)	3,631

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Maturities, principal payments and calls	10,197	13,340
Purchases	(15,186)	(3,023)
FHLB stock (purchased) redeemed	(2,351)	778
Loan origination and principal collection, net	(39,551)	(49,117)
Insurance proceeds related to premises and equipment	488	-
Purchases of premises and equipment, net	(1,179)	(1,981)
Net cash used in investing activities	(47,582)	(40,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	8,605	56,697
Net short-term advances on FHLB and other borrowings	28,580	20,977
Advances on long-term FHLB and other borrowings	-	20,000
Payments on long-term FHLB and other borrowings	(14,500)	(62,500)
Purchase of treasury stock	-	(1,163)
Dividends paid	(2,310)	(2,270)
Net cash provided by financing activities	20,375	31,741

NET DECREASE IN CASH AND CASH EQUIVALENTS	(34,002)	(4,631)

CASH AND CASH EQUIVALENTS, beginning of period	62,962	31,559

CASH AND CASH EQUIVALENTS, end of period	$28,960	$26,928

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$15,995	$19,858
Cash paid during the period for income taxes, net of refunds	2,295	477

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in fair value of securities available-for-sale	$(621)	$3,115
Mortgage servicing rights recognized	999	626
Right-of-use assets obtained in exchange for lease liabilities	-	3
Loans transferred to real estate and other assets acquired in foreclosure	-	91
Decrease in commitments to invest in Low-Income Housing Tax Credit projects	-	(31)
Premises and equipment acquired through non-cash trade-in	36	-

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

Eagle Bancorp Statutory Trust I (the "Trust") was established in September 2005 and is owned 100% by Eagle.

In March 2021, the Bank established a subsidiary, Opportunity Housing Fund, LLC ("OHF"), to invest in Low-Income Housing Tax Credit ("LIHTC") projects. The LIHTC program is designed to encourage capital investment in construction and rehabilitation of low-income housing. During the year ended December 31,2021, OHF made investments in two LIHTC projects. Tax credits are allowable over a 10-year period. Amortizing investments in LIHTC projects are included in other assets on the condensed consolidated statements of financial condition and totaled $5,571,000 and $5,963,000 as of June 30, 2026 and December 31, 2025, respectively. Outstanding funding obligations for LIHTC projects are included in accrued expenses and other liabilities on the condensed consolidated statements of financial condition and totaled $166,000 as of  June 30, 2026 and  December 31, 2025.

Opportunity Financial Services, Inc. ("OFS") facilitates deferred payment contracts for customers that produce agricultural products. The revenue from these contracts is accounted for in accordance with ASC Topic 606. The Company is considered an agent in these contracts, as: (i) the Company facilitates payment from customer to supplier, (ii) the Company does not take inventory of commodities as they are delivered by supplier to the customer, (iii) pricing of commodities is determined by the market, (iv) consideration on deferred payment contracts is insignificant to the Company and (v) the Company’s exposure to credit risk is minimal. Revenue is recognized net of expenses and reported in other noninterest income in the financial statements. Commodity sales income and the corresponding commodity sales expense were $1,219,000 and $2,798,000 for the three months ended June 30, 2026 and 2025, respectively, for a net impact of $0. Commodity sales income and the corresponding commodity sales expense were $3,370,000 and $5,112,000 for the six months ended June 30, 2026 and 2025, respectively, for a net impact of $0. Outstanding deferred contracts payable are included in accrued expenses and other liabilities on the condensed consolidated statements of financial condition and totaled $14,847,000 and $23,549,000 as of June 30, 2026 and December 31, 2025, respectively.

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

The results of operations for the six-month period ended  June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other period. In preparing condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses ("ACL"), mortgage servicing rights, the fair value of financial instruments, the valuation of goodwill and deferred tax assets and liabilities.

Principles of Consolidation

The condensed consolidated financial statements include Eagle, the Bank, OHF, Eagle Bancorp Statutory Trust I (the “Trust”) and OFS. All significant intercompany transactions and balances have been eliminated in consolidation.

Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2026 for recognition and/or disclosure.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Segment Reporting

Management considers operations to be aggregated in one operating segment, as well as one reportable segment. The Company operates as one line of business (community banking) by providing a similar base of commercial and retail customers with comparable product and service offerings throughout our Montana markets. The Chief Executive Officer (“CEO”) serves as the Company’s chief operating decision maker (“CODM”).

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

In  November 2025, the FASB issued ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans,” which amends the accounting for acquired loans by introducing a category of purchased seasoned loans and expanding the use of the gross-up approach, requiring qualifying acquired loans to be recorded at purchase price plus an allowance for expected credit losses rather than recognizing a Day-1 provision through earnings. ASU 2025-08 is effective for annual reporting periods beginning after  December 15, 2026, including interim periods within those annual periods, and is to be applied prospectively, with early adoption permitted. The Company has concluded that the impact of adoption will not be material as the standard is adopted prospectively.

NOTE 2. INVESTMENT SECURITIES

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
	Cost	Gains	Losses	ACL	Value
	(In Thousands)
Available-for-sale:
U.S. government and agency obligations	$3,904	$34	$(108)	$-	$3,830
U.S. treasury obligations	47,685	-	(3,587)	-	44,098
Municipal obligations	134,912	5	(9,252)	-	125,665
Corporate obligations	1,000	-	(3)	-	997
Mortgage-backed securities	26,056	164	(982)	-	25,238
Collateralized mortgage obligations	83,938	35	(4,424)	-	79,549
Asset-backed securities	6,272	36	(9)	-	6,299
Total	$303,767	$274	$(18,365)	$-	$285,676

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES– continued

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

There was no sales activity for available-for-sale securities during the three or six months ended June 30, 2026 or 2025.

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2026
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$1,055	$1,051
Due from one to five years	51,016	47,991
Due from five to ten years	69,028	61,913
Due after ten years	72,674	69,934
	193,773	180,889
Mortgage-backed securities	26,056	25,238
Collateralized mortgage obligations	83,938	79,549
Total	$303,767	$285,676

As of  June 30, 2026 and December 31, 2025, securities with a fair value of $19,903,000 and $19,976,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	June 30, 2026
	Less than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency obligations	$-	$-	$1,826	$(108)
U.S. treasury obligations	-	-	44,098	(3,587)
Municipal obligations	24,321	(202)	98,317	(9,050)
Corporate obligations	997	(3)	-	-
Mortgage-backed securities and collateralized mortgage obligations	17,453	(117)	69,285	(5,289)
Asset-backed securities	3,103	(8)	130	(1)
Total	$45,874	$(330)	$213,656	$(18,035)

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. INVESTMENT SECURITIES– continued

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

As of  June 30, 2026 and December 31, 2025, 254 and 241 securities, respectively, were in unrealized loss positions. Based on analysis of available-for-sale debt securities with unrealized losses as of June 30, 2026, the Company determined the decline in value was unrelated to credit losses and was primarily caused by changes in interest rates and market spreads subsequent to the initial purchase of the securities. Management does not intend to sell and the Company is not likely to be required to sell these securities prior to maturity. As a result, no ACL was recorded on available-for-sale securities at June 30, 2026 and  December 31, 2025. As part of this determination, consideration was given to the extent to which fair value was less than amortized cost, rating downgrades by a rating agency and other factors.

NOTE 3. LOANS RECEIVABLE

Loans receivable consisted of the following:

	June 30,	December 31,
	2026	2025
	(In Thousands)
Real estate loans:
Residential 1-4 family	$189,376	$183,793
Commercial real estate	940,507	918,839

Other loans:
Home equity	108,629	108,073
Consumer	21,459	24,424
Commercial	298,373	283,890

Total	1,558,344	1,519,019

Allowance for credit losses	(17,640)	(17,370)
Total loans, net	$1,540,704	$1,501,649

Included in the above are loans guaranteed by U.S. government agencies totaling $15,853,000 and $12,091,000 at June 30, 2026 and  December 31, 2025, respectively.

The following table provides allowance for credit losses activity for the three months ended June 30, 2026.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, April 1, 2026	$1,973	$11,363	$551	$45	$3,498	$17,430
Charge-offs	-	-	-	(98)	(103)	(201)
Recoveries	-	5	-	1	2	8
(Recapture) provision	(215)	252	12	247	107	403
Total ending allowance balance, June 30, 2026	$1,758	$11,620	$563	$195	$3,504	$17,640

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

The following table provides allowance for credit losses activity for the six months ended June 30, 2026.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, January 1, 2026	$1,965	$11,295	$547	$84	$3,479	$17,370
Charge-offs	-	-	-	(138)	(117)	(255)
Recoveries	-	9	-	1	3	13
(Recapture) provision	(207)	316	16	248	139	512
Total ending allowance balance, June 30, 2026	$1,758	$11,620	$563	$195	$3,504	$17,640

The following table provides allowance for credit losses activity for the three months ended June 30, 2025.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, April 1, 2025	$1,904	$10,830	$551	$239	$3,196	$16,720
Charge-offs	-	-	(27)	(24)	-	(51)
Recoveries	-	3	-	-	-	3
Provision	101	589	15	7	346	1,058
Total ending allowance balance, June 30, 2025	$2,005	$11,422	$539	$222	$3,542	$17,730

The following table provides allowance for credit losses activity for the six months ended June 30, 2025.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, January 1, 2025	$1,911	$10,907	$553	$245	$3,234	$16,850
Charge-offs	-	-	(27)	(30)	-	(57)
Recoveries	-	5	-	1	1	7
Provision	94	510	13	6	307	930
Total ending allowance balance, June 30, 2025	$2,005	$11,422	$539	$222	$3,542	$17,730

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

Internal classification of the loan portfolio by amortized cost and based on year originated was as follows:

	June 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total Loans
	(In Thousands)
RESIDENTIAL 1-4 FAMILY
Pass	$13,410	$16,430	$14,306	$20,430	$24,069	$51,984	$1,743	$142,372
Substandard	-	-	-	-	712	664	-	1,376
Total Residential 1-4 family	13,410	16,430	14,306	20,430	24,781	52,648	1,743	143,748
Current-period gross charge-offs	-	-	-	-	-	-	-	-
RESIDENTIAL 1-4 FAMILY CONSTRUCTION
Pass	17,404	16,612	640	-	10,129	-	494	45,279
Special Mention	-	-	349	-	-	-	-	349
Total Residential 1-4 family construction	17,404	16,612	989	-	10,129	-	494	45,628
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL REAL ESTATE
Pass	55,737	47,438	68,161	60,963	169,996	232,554	38,573	673,422
Special Mention	-	-	-	784	380	1,966	2,803	5,933
Substandard	-	-	-	487	-	4,539	-	5,026
Total Commercial real estate	55,737	47,438	68,161	62,234	170,376	239,059	41,376	684,381
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL CONSTRUCTION AND DEVELOPMENT
Pass	5,576	37,687	11,524	7,352	12,711	17,249	5,089	97,188
Special Mention	-	-	-	755	-	-	-	755
Substandard	-	-	-	-	-	908	-	908
Total Commercial construction and development	5,576	37,687	11,524	8,107	12,711	18,157	5,089	98,851
Current-period gross charge-offs	-	-	-	-	-	-	-	-
FARMLAND
Pass	8,821	27,434	18,914	14,120	25,211	56,659	1,805	152,964
Special Mention	556	-	-	1,099	39	66	-	1,760
Substandard	-	-	237	-	1,118	1,140	56	2,551
Total Farmland	9,377	27,434	19,151	15,219	26,368	57,865	1,861	157,275
Current-period gross charge-offs	-	-	-	-	-	-	-	-
HOME EQUITY
Pass	4,876	1,855	1,167	870	605	1,908	96,527	107,808
Special Mention	-	-	-	-	-	18	226	244
Substandard	-	-	-	-	-	58	519	577
Total Home Equity	4,876	1,855	1,167	870	605	1,984	97,272	108,629
Current-period gross charge-offs	-	-	-	-	-	-	-	-
CONSUMER
Pass	4,272	6,033	4,079	2,639	1,601	905	1,786	21,315
Special Mention	-	-	-	-	-	-	18	18
Substandard	-	50	-	74	2	-	-	126
Total Consumer	4,272	6,083	4,079	2,713	1,603	905	1,804	21,459
Current-period gross charge-offs	-	65	52	13	7	-	1	138
COMMERCIAL
Pass	23,750	26,454	23,370	17,706	7,827	21,012	39,339	159,458
Special Mention	139	-	-	285	142	44	192	802
Substandard	-	-	1,001	-	-	110	4	1,115
Doubtful	-	82	-	-	-	-	-	82
Total Commercial	23,889	26,536	24,371	17,991	7,969	21,166	39,535	161,457
Current-period gross charge-offs	-	-	63	40	-	14	-	117
AGRICULTURAL
Pass	20,201	22,367	8,762	4,814	3,270	2,361	69,578	131,353
Special Mention	1,054	530	-	851	-	-	549	2,984
Substandard	-	-	-	1,450	-	902	227	2,579
Total Agricultural	21,255	22,897	8,762	7,115	3,270	3,263	70,354	136,916
Current-period gross charge-offs	-	-	-	-	-	-	-	-
TOTAL LOANS
Pass	154,047	202,310	150,923	128,894	255,419	384,632	254,934	1,531,159
Special Mention	1,749	530	349	3,774	561	2,094	3,788	12,845
Substandard	-	50	1,238	2,011	1,832	8,321	806	14,258
Doubtful	-	82	-	-	-	-	-	82
Total	$155,796	$202,972	$152,510	$134,679	$257,812	$395,047	$259,528	$1,558,344

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

The following tables include information regarding delinquencies within the loan portfolio.

	June 30, 2026
	Loans Past Due and Still Accruing
		90 Days		Nonaccrual	Nonaccrual
	30-89 Days	and		Loans with	Loans with	Current	Total
	Past Due	Greater	Total	no ACL	ACL	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$1,858	$84	$1,942	$184	$-	$141,622	$143,748
Residential 1-4 family construction	-	-	-	-	-	45,628	45,628
Commercial real estate	838	555	1,393	420	-	682,568	684,381
Commercial construction and development	533	-	533	1	-	98,317	98,851
Farmland	1,868	-	1,868	815	-	154,592	157,275
Other loans:
Home equity	247	-	247	811	-	107,571	108,629
Consumer	240	-	240	49	24	21,146	21,459
Commercial	624	-	624	73	86	160,674	161,457
Agricultural	52	565	617	498	-	135,801	136,916
Total	$6,260	$1,204	$7,464	$2,851	$110	$1,547,919	$1,558,344

	December 31, 2025
	Loans Past Due and Still Accruing
		90 Days		Nonaccrual	Nonaccrual
	30-89 Days	and		Loans with	Loans with	Current	Total
	Past Due	Greater	Total	no ACL	ACL	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$1,591	$48	$1,639	$298	$-	$146,578	$148,515
Residential 1-4 family construction	-	-	-	-	-	35,278	35,278
Commercial real estate	660	-	660	420	-	634,890	635,970
Commercial construction and development	213	-	213	1	-	120,075	120,289
Farmland	481	841	1,322	308	-	160,950	162,580
Other loans:
Home equity	637	-	637	395	-	107,041	108,073
Consumer	203	-	203	101	109	24,011	24,424
Commercial	557	10	567	183	96	148,585	149,431
Agricultural	168	2,645	2,813	177	-	131,469	134,459
Total	$4,510	$3,544	$8,054	$1,883	$205	$1,508,877	$1,519,019

Interest income recognized on nonaccrual loans for the three and six months ended June 30, 2026 and 2025 is considered insignificant. Interest payments received on a cash basis related to nonaccrual loans were $247,000 at June 30, 2026 and $262,000 at  December 31, 2025.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type.

	June 30, 2026
	Real Estate	Business Assets	Other
	(In Thousands)
Real estate loans:
Residential 1-4 family	$897	$-	$-
Commercial real estate	93	975	-
Commercial construction and development	1	-	-
Farmland	2,651	-	-
Other loans:
Home equity	474	-	-
Consumer	-	-	69
Commercial	-	248	4
Agricultural	-	857	-
Total	$4,116	$2,080	$73

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

There were no loan modifications made to borrowers experiencing financial difficulty during the three months ended June 30, 2026.

	As of or For the
	Six Months Ended
	June 30, 2026
	Term Extension and Payment Deferral		Term Extension and Interest Rate Reduction
	Amortized Cost Basis	Percent of Loan Category	Amortized Cost Basis	Percent of Loan Category	Total Amortized Cost Basis	Total Number of Loans
	(Dollars in Thousands)
Other loans:
Agricultural	$156	0.11%	$-	0.00%	$156	1
Total	$156		$-		$156	1

	As of or For the
	Three Months Ended
	June 30, 2025
	Term Extension and Payment Deferral		Term Extension and Interest Rate Reduction
	Amortized Cost Basis	Percent of Loan Category	Amortized Cost Basis	Percent of Loan Category	Total Amortized Cost Basis	Total Number of Loans
	(Dollars in Thousands)
Real estate loans:
Residential 1-4 family	$625	0.42%	$-	0.00%	$625	1
Farmland	108	0.07	-	0.00	108	1
Other loans:
Home equity	70	0.07	-	0.00	70	1
Agricultural	150	0.10	6	0.00	156	2
Total	$953		$6		$959	5

	As of or For the
	Six Months Ended
	June 30, 2025
	Term Extension and Payment Deferral		Term Extension and Interest Rate Reduction
	Amortized Cost Basis	Percent of Loan Category	Amortized Cost Basis	Percent of Loan Category	Total Amortized Cost Basis	Total Number of Loans
	(Dollars in Thousands)
Real estate loans:
Residential 1-4 family	$625	0.42%	$-	0.00%	$625	1
Commercial real estate	-	0.00	209	0.03	209	1
Farmland	108	0.07	-	0.00	108	1
Other loans:
Home equity	114	0.11	-	0.00	114	2
Agricultural	403	0.26	6	0.00	409	4
Total	$1,250		$215		$1,465	9

During the three and six months ended June 30, 2026 and 2025, no loans modified for borrowers experiencing financial difficulty within the previous twelve months experienced a payment default.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. MORTGAGE SERVICING RIGHTS

The Company is servicing mortgage loans for the benefit of others which are not included in the condensed consolidated statements of financial condition and have unpaid principal balances of $1,966,813,000 and $1,976,243,000 at  June 30, 2026 and  December 31, 2025, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $1,227,000 and $1,255,000 for the three months ended June 30, 2026 and 2025, respectively. Mortgage loan servicing fees were $2,461,000 and $2,511,000 for the six months ended June 30, 2026 and 2025, respectively. These fees, net of amortization, are included in mortgage banking, net, which is a component of noninterest income on the condensed consolidated statements of income.

Custodial balances maintained in connection with the foregoing loan servicing are included in noninterest checking deposits and were $19,115,000 and $15,598,000 at  June 30, 2026 and December 31, 2025, respectively.

The following is a summary of activity in mortgage servicing rights:

	As of or For the
	Three Months Ended
	June 30,
	2026	2025
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$14,909	$15,282
Mortgage servicing rights capitalized	513	355
Amortization of mortgage servicing rights	(537)	(517)
Mortgage servicing rights, net	$14,885	$15,120

	As of or For the
	Six Months Ended
	June 30,
	2026	2025
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$15,043	$15,376
Mortgage servicing rights capitalized	999	626
Amortization of mortgage servicing rights	(1,157)	(882)
Mortgage servicing rights, net	$14,885	$15,120

The fair values of these mortgage servicing rights were $19,815,000 and $20,302,000 at  June 30, 2026 and  December 31, 2025, respectively. The fair value of mortgage servicing rights was determined at loan level, depending on the interest rate and term of the specific loan, using the following valuation assumptions:

	June 30,	December 31,
	2026	2025
Key assumptions:
Discount rate	12%	12%
Prepayment speed range	95 - 236%	90 - 211%
Weighted average prepayment speed	126%	119%

NOTE 5. DEPOSITS

Deposits are summarized as follows:

	June 30,	December 31,
	2026	2025
	(In Thousands)
Noninterest checking	$448,260	$452,183
Interest-bearing checking	212,749	218,484
Savings	210,389	207,789
Money market	451,373	440,971
Time certificates of deposit	467,433	462,172
Total	$1,790,204	$1,781,599

There were no brokered time certificates of deposit at June 30, 2026 and December 31, 2025.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

	June 30, 2026		December 31, 2025
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)
Subordinated debentures fixed at 3.50% to floating, due 2032	$40,000	$(647)	$40,000	$(705)
Subordinated debentures variable at 3-Month SOFR plus 1.68%, due 2035	5,155	-	5,155	-
Total other long-term debt	$45,155	$(647)	$45,155	$(705)

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

In June 2020, the Company completed the issuance of $15,000,000 in aggregate principal amount of subordinated notes due in 2030 in a private placement transaction to certain qualified institutional accredited investors. The notes bore interest at an annual fixed rate of 5.50% payable semi-annually. Starting July 1, 2025, interest accrued at a floating rate per annum equal to a benchmark rate, which was three-month term SOFR plus a spread of 509.0 basis points, payable quarterly. The floating rate was 9.39% for the three months ended September 30, 2025. The notes were subject to redemption at the option of the Company on or after July 1, 2025. The subordinated debentures qualified as Tier 2 capital for regulatory capital purposes. The notes were redeemed October 1, 2025 utilizing a line of credit with a correspondent bank to finance the redemption payment. The line of credit rate is based on Prime minus 50.0 basis points and was 6.25% as of June 30, 2026 and December 31, 2025.

In  September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in  December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until  December 2010 then became variable at three-month LIBOR plus 1.42%. In  December of 2022, Governors of the Federal Reserve System adopted final rule 12 C.F.R. Part 253, Regulation Implementing the Adjustable Interest Rate (LIBOR) Act. Rule 253 identified SOFR-benchmark rates to replace LIBOR in certain financial contracts after  June 30, 2023. As a result, the variable rate for interest payable converted to three-month CME Term SOFR plus 1.68% during the quarter ended  March 31, 2024. The rate was 5.42% as of June 30, 2026 and 5.33% as of December 31, 2025. Dividends on the preferred securities are cumulative and the Trust  may defer the payments for up to five years. The preferred securities mature in  December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date. The subordinated debentures qualify as Tier 1 capital for regulatory purposes.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

Unrealized
(Losses) Gains
on Securities
Available for Sale
(In Thousands)
Balance at April 1, 2026	$(14,880)
Other comprehensive income, before reclassifications and income taxes	2,101
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax provision	(557)
Total other comprehensive income	1,544
Balance at June 30, 2026	$(13,336)

Balance at April 1, 2025	$(18,945)
Other comprehensive income, before reclassifications and income taxes	1,475
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax provision	(388)
Total other comprehensive income	1,087
Balance at June 30, 2025	$(17,858)

Balance at January 1, 2026	$(12,874)
Other comprehensive loss, before reclassifications and income taxes	(621)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax benefit	159
Total other comprehensive loss	(462)
Balance at June 30, 2026	$(13,336)

Balance at January 1, 2025	$(20,146)
Other comprehensive income, before reclassifications and income taxes	3,115
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax provision	(827)
Total other comprehensive income	2,288
Balance at June 30, 2025	$(17,858)

NOTE 8. EARNINGS PER COMMON SHARE

The computations of basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Dollars in Thousands,
	Except for Share Data)
Basic weighted average shares outstanding	7,827,552	7,791,320	7,823,216	7,801,726
Dilutive effect of stock compensation	34,913	21,336	32,022	17,387
Diluted weighted average shares outstanding	7,862,465	7,812,656	7,855,238	7,819,113

Net income available to common shareholders	$3,715	$3,237	$7,699	$6,476

Basic earnings per common share	$0.47	$0.42	$0.98	$0.83

Diluted earnings per common share	$0.47	$0.41	$0.98	$0.83

Restricted stock units excluded from the diluted average outstanding share calculation because their effect would be anti-dilutive	-	-	-	-

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

Derivatives are summarized as follows:

	June 30, 2026			December 31, 2025
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$14,201	$-	$70	$14,949	$-	$49
Forward TBA mortgage-backed securities	15,000	-	21	16,000	-	55

Changes in the fair value of the derivatives are recorded in mortgage banking, net, within noninterest income on the condensed consolidated statements of income. Net losses of $213,000 were recorded for the three months ended June 30, 2026, compared to net losses of $70,000 for the three months ended June 30, 2025. Net gains of $13,000 were recorded for the six months ended June 30, 2026, compared to net losses of $162,000 for the six months ended June 30, 2025.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

Collateral-Dependent Loans – Individually reviewed collateral-dependent loans are reported at the fair value of the underlying collateral less costs to sell. Collateral-dependent loans are considered Level 3 inputs of the fair value hierarchy. Collateral values are estimated using values determined in loan underwriting and discounted based on internally customized discounting criteria.

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

	June 30, 2026
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities:
U.S. government and agency obligations	$-	$3,830	$-	$3,830
U.S. treasury obligations	44,098	-	-	44,098
Municipal obligations	-	125,665	-	125,665
Corporate obligations	-	997	-	997
Mortgage-backed securities	-	25,238	-	25,238
Collateralized mortgage obligations	-	79,549	-	79,549
Asset-backed securities	-	6,299	-	6,299
Loans held-for-sale	-	15,972	-	15,972
Financial liabilities:
Forward TBA mortgage-backed securities	-	21	-	21
Interest rate lock commitments	-	-	70	70

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities:
U.S. government and agency obligations	$-	$4,155	$-	$4,155
U.S. treasury obligations	44,308	-	-	44,308
Municipal obligations	-	118,324	-	118,324
Corporate obligations	-	1,971	-	1,971
Mortgage-backed securities	-	26,494	-	26,494
Collateralized mortgage obligations	-	79,661	-	79,661
Asset-backed securities	-	6,779	-	6,779
Loans held-for-sale	-	7,452	-	7,452
Financial liabilities:
Forward TBA mortgage-backed securities	-	55	-	55
Interest rate lock commitments	-	-	49	49

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

The following tables summarize financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

	June 30, 2026
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Collateral-dependent loans individually evaluated, net of ACL	$-	$-	$52	$52

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Collateral-dependent loans individually evaluated, net of ACL	$-	$-	$189	$189

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

	As of or For the		As of or For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	Interest Rate Lock Commitments		Interest Rate Lock Commitments
	(In Thousands)		(In Thousands)
Beginning balance	$(101)	$(28)	$(49)	$(103)
Purchases and issuances	(173)	(10)	(419)	(28)
Sales and settlements	204	55	398	148
Ending balance	$(70)	$17	$(70)	$17
Unrealized gains (losses) related to items held during the period	$31	$45	$(21)	$120

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

The tables below summarize the estimated fair values of financial instruments of the Company, whether or not recognized at fair value on the condensed consolidated statements of condition.

	June 30, 2026
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$28,960	$-	$-	$28,960	$28,960
FHLB stock	-	5,001	-	5,001	5,001
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,544,163	1,544,163	1,558,344
Mortgage servicing rights	-	-	19,815	19,815	14,885
Financial liabilities:
Time certificates of deposit	-	-	465,517	465,517	467,433
FHLB advances and other borrowings	-	-	52,150	52,150	52,102
Other long-term debt	-	-	44,401	44,401	45,155

	December 31, 2025
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$62,962	$-	$-	$62,962	$62,962
FHLB stock	-	2,650	-	2,650	2,650
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,493,348	1,493,348	1,519,019
Mortgage servicing rights	-	-	20,302	20,302	15,043
Financial liabilities:
Time certificates of deposit	-	-	461,201	461,201	462,172
Federal Funds Purchased	-	-	105	105	105
FHLB advances and other borrowings	-	-	38,447	38,447	37,917
Other long-term debt	-	-	43,905	43,905	45,155

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

This discussion and analysis provides information that management believes is necessary to understand Eagle's financial condition, changes in financial condition, results of operations, and cash flows for the three and six months ended June 30, 2026, as compared to the same period of 2025. The following should be read in conjunction with the Company's Consolidated Financial Statements, and accompanying Notes thereto, for the year ended December 31, 2025, included in Eagle's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on March 9, 2026, and in conjunction with the Condensed Consolidated Financial Statements, and accompanying Notes thereto, included in Part I - Item 1. Financial Statements of this report. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.

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

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee decreased the federal funds target rate to 3.75% during the year ended December 31, 2025. The rate remained at 3.75% during the six months ended June 30, 2026.

Financial Condition

Comparisons of financial condition in this section are between June 30, 2026 and December 31, 2025.

Total assets were $2.13 billion at June 30, 2026, an increase of $19.48 million, or 0.9%, from $2.11 billion at December 31, 2025. Loans receivable, net increased by $39.06 million from December 31, 2025. Securities available-for-sale increased $3.98 million, or 1.4%, from December 31, 2025. Total liabilities were $1.93 billion at June 30, 2026 an increase of $13.89 million, or 0.7%, from $1.91 billion at December 31, 2025. The increase was largely due to an increase in FHLB advances. Total borrowings increased $14.14 million from December 31, 2025 and total deposits increased $8.61 million from December 31, 2025. Total shareholders’ equity increased $5.60 million, or 2.9%, from December 31, 2025.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Financial Condition Details

Investment Activities

The following table summarizes investment activities:

	June 30,		December 31,
	2026		2025
	Fair Value	Percent of Total	Fair Value	Percent of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency obligations	$3,830	1.34%	$4,155	1.48%
U.S. treasury obligations	44,098	15.44	44,308	15.73
Municipal obligations	125,665	43.99	118,324	41.99
Corporate obligations	997	0.35	1,971	0.70
Mortgage-backed securities	25,238	8.83	26,494	9.41
Collateralized mortgage obligations	79,549	27.85	79,661	28.28
Asset-backed securities	6,299	2.20	6,779	2.41
Total securities available-for-sale	$285,676	100.00%	$281,692	100.00%

Securities available-for-sale were $285.68 million at June 30, 2026, an increase of $3.99 million, or 1.4%, from $281.69 million at December 31, 2025. The increase was primarily due to purchasing activity of $15.19 million, which was partially offset by maturities, principal payments and call activity of $10.20 million.

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	June 30,		December 31,
	2026		2025
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real estate loans:
Residential 1-4 family (1)	$143,748	9.22%	$148,515	9.78%
Residential 1-4 family construction	45,628	2.93	35,278	2.32
Total residential 1-4 family	189,376	12.15	183,793	12.10

Commercial real estate	684,381	43.92	635,970	41.87
Commercial construction and development	98,851	6.34	120,289	7.92
Farmland	157,275	10.09	162,580	10.70
Total commercial real estate	940,507	60.35	918,839	60.49

Total real estate loans	1,129,883	72.50	1,102,632	72.59

Other loans:
Home equity	108,629	6.97	108,073	7.11
Consumer	21,459	1.38	24,424	1.61

Commercial	161,457	10.36	149,431	9.84
Agricultural	136,916	8.79	134,459	8.85
Total commercial loans	298,373	19.15	283,890	18.69

Total other loans	428,461	27.50	416,387	27.41

Total loans	1,558,344	100.00%	1,519,019	100.00%

Allowance for credit losses	(17,640)		(17,370)

Total loans, net	$1,540,704		$1,501,649

(1)	Excludes loans held-for-sale.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities– continued

Total loans increased $39.32 million to $1.56 billion at June 30, 2026 from $1.52 billion at December 31, 2025. The increase was attributable to increases in total commercial real estate loans of $21.67 million, total commercial loans of $14.48 million, total residential loans of $5.59 million, and home equity loans of $550,000. The increases were partially offset by a decrease of $2.97 million in consumer loans.

Total loan originations were $393.72 million for the six months ended June 30, 2026. Total residential 1-4 family originations were $187.24 million, which includes $147.29 million of loans held-for-sale originations. Total commercial originations were $114.70 million. Total commercial real estate originations were $69.29 million. Home equity loan originations totaled $17.52 million. Consumer loan originations totaled $4.97 million. Loans held-for-sale increased by $8.52 million to $15.97 million at June 30, 2026 from $7.45 million at December 31, 2025.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for credit losses. Subsequent write-downs are recorded as a charge to operations. As of June 30, 2026 and December 31, 2025 there was $70,000 and $98,000, respectively, of real estate owned and other repossessed property.

The following table sets forth information regarding nonperforming assets:

	June 30,	December 31,
	2026	2025
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential 1-4 family	$184	$298
Commercial real estate	420	420
Commercial construction and development	1	1
Farmland	815	308
Other loans:
Home equity	811	395
Consumer	73	210
Commercial	159	279
Agricultural	498	177
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	84	48
Commercial real estate	555	-
Farmland	-	841
Other loans:
Commercial	-	10
Agricultural	565	2,645
Total nonperforming loans	4,165	5,632
Real estate owned and other repossessed property, net	70	98
Total nonperforming assets	$4,235	$5,730

Total nonperforming loans to total loans	0.27%	0.37%
Total nonperforming loans to total assets	0.20%	0.27%
Total nonaccrual loans to total loans	0.19%	0.14%
Total nonperforming assets to total assets	0.20%	0.27%

Nonaccrual loans as of June 30, 2026 and December 31, 2025 include $715,000 and $460,000, respectively of acquired loans that deteriorated subsequent to the acquisition date.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables include the composition of the commercial real estate loan category:

	June 30, 2026
	Non-Owner Occupied	Owner Occupied	Total	Percent of Total CRE
	(Dollars In Thousands)
Automotive related	$-	$23,393	$23,393	3.42%
Bars and restaurants	5,162	16,297	21,459	3.14
Car washes	965	-	965	0.14
Construction and related industries	11,091	12,547	23,638	3.45
Healthcare and social assistance	21,504	8,635	30,139	4.40
Hospitality industry related	-	11,344	11,344	1.66
Hotels and other traveler accommodations	86,942	-	86,942	12.70
Industrial/warehouse	58,798	-	58,798	8.59
Lessors of mini warehouses and self-storage units	18,204	-	18,204	2.66
Lessors of nonresidential buildings	71,933	-	71,933	10.51
Lessors of other real estate property	31,962	-	31,962	4.67
Multifamily	113,768	-	113,768	16.63
Office space	18,410	50,030	68,440	10.00
Other real estate rental and leasing	8,306	-	8,306	1.21
Real estate leasing activities	-	30,632	30,632	4.48
Wholesale and retail trade	6,653	11,077	17,730	2.59
Other	40,003	26,725	66,728	9.75
Total commercial real estate	$493,701	$190,680	$684,381	100.00%

	December 31, 2025
	Non-Owner Occupied	Owner Occupied	Total	Percent of Total CRE
	(Dollars In Thousands)
Automotive related	$-	$23,339	$23,339	3.67%
Bars and restaurants	5,341	15,803	21,144	3.32
Car washes	979	-	979	0.15
Construction and related industries	17,889	14,227	32,116	5.05
Healthcare and social assistance	9,746	9,016	18,762	2.95
Hospitality industry related	-	11,706	11,706	1.84
Hotels and other traveler accommodations	80,037	-	80,037	12.59
Industrial/warehouse	56,337	-	56,337	8.86
Lessors of mini warehouses and self-storage units	18,926	-	18,926	2.98
Lessors of nonresidential buildings	59,323	-	59,323	9.33
Lessors of other real estate property	29,003	-	29,003	4.56
Multifamily	109,041	-	109,041	17.14
Office space	19,610	44,235	63,845	10.04
Other real estate rental and leasing	2,351	-	2,351	0.37
Real estate leasing activities	-	30,452	30,452	4.79
Wholesale and retail trade	7,140	13,104	20,244	3.18
Other	34,028	24,337	58,365	9.18
Total commercial real estate	$449,751	$186,219	$635,970	100.00%

Commercial real estate loans made up $684.38 million, or 43.9%, of the Bank's total loan portfolio at June 30, 2026, compared to $635.97 million, or 41.9%, at December 31, 2025. The Bank's commercial real estate loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses, and apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by the Bank will not exceed 80.0% of the appraised value or the selling price of the property, whichever is less. The Bank's commercial real estate portfolio's average loan-to-value ratio range was 31% to 48% by property type as of June 30, 2026.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	June 30,		December 31,
	2026		2025
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$448,260	25.05%	$452,183	25.38%
Interest-bearing checking	212,749	11.88	218,484	12.27
Savings	210,389	11.75	207,789	11.66
Money market	451,373	25.21	440,971	24.75
Total	1,322,771	73.89	1,319,427	74.06
Certificates of deposit accounts:
IRA certificates	20,241	1.13	20,926	1.17
Other certificates	447,192	24.98	441,246	24.77
Total certificates of deposit	467,433	26.11	462,172	25.94
Total deposits	$1,790,204	100.00%	$1,781,599	100.00%

Deposits increased by $8.61 million, or 0.5%, from December 31, 2025 to June 30, 2026. Money market increased by $10.40 million, time certificates of deposit increased by $5.26 million and savings increased by $2.60 million. These increases were partially offset by decreases in interest-bearing checking of $5.73 million and noninterest checking of $3.92 million.

The Bank's estimated amount of uninsured deposits was $359.82 million, or 19.9%, of deposits including accrued interest at June 30, 2026, compared to $354.59 million, or 19.5%, at December 31, 2025.

The following table summarizes borrowing activity:

	June 30,		December 31,
	2026		2025
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings (including federal funds purchased)	$52,102	53.93%	$38,022	46.10%
Other long-term debt:
Subordinated debentures fixed at 3.50% to floating, due 2032	39,353	40.73	39,295	47.65
Subordinated debentures variable at 3-Month SOFR plus 1.68%, due 2035	5,155	5.34	5,155	6.25
Total other long-term debt	44,508	46.07	44,450	53.90
Total borrowings	$96,610	100.00%	$82,472	100.00%

Total borrowings increased by $14.14 million, or 17.1%, to $96.61 million at June 30, 2026 from $82.47 million at December 31, 2025, due to an increase in FHLB advances and other borrowings.

Shareholders’ Equity

Total shareholders’ equity increased by $5.60 million, or 2.9%, to $197.41 million at June 30, 2026 from $191.81 million at December 31, 2025. The increase was primarily attributed to net income of $7.70 million. The increase was partially offset by dividends paid of $2.31 million and other comprehensive loss, net of tax of $462,000.

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

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$281,816	$2,297	3.27%	$287,707	$2,397	3.34%
FHLB and FRB stock	7,509	112	5.98	11,345	236	8.34
Loans receivable(1)	1,548,184	24,088	6.24	1,554,756	24,442	6.31
Other earning assets	13,397	114	3.41	8,216	75	3.66
Total interest-earning assets	1,850,906	26,611	5.77	1,862,024	27,150	5.85
Noninterest-earning assets	245,086			250,446
Total assets	$2,095,992			$2,112,470

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$213,524	$83	0.16%	$219,867	$102	0.19%
Savings	211,010	30	0.06	201,585	31	0.06
Money market	442,674	2,437	2.21	412,716	2,515	2.44
Certificates of deposit	473,867	4,083	3.46	454,719	4,229	3.73
FHLB advances and other borrowings	29,767	393	5.30	125,773	1,459	4.65
Other long-term debt	44,489	447	4.03	59,211	669	4.53
Total interest-bearing liabilities	1,415,331	7,473	2.12	1,473,871	9,005	2.45
Noninterest checking	440,795			417,374
Other noninterest-bearing liabilities	43,611			42,121
Total liabilities	1,899,737			1,933,366

Total equity	196,255			179,104

Total liabilities and equity	$2,095,992			$2,112,470
Net interest income/interest rate spread(2)		$19,138	3.65%		$18,145	3.40%

Net interest margin(3)			4.15%			3.91%
Total interest earning assets to interest-bearing liabilities			130.78%			126.34%

(1) Includes loans held-for-sale.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(3) Net interest margin represents income before the provision for credit losses divided by average interest-earning assets.
(4) For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$281,187	$4,512	3.24%	$290,490	$4,848	3.37%
FHLB and FRB stock	7,101	250	7.10	11,580	496	8.64
Loans receivable(1)	1,536,792	47,658	6.25	1,540,765	47,762	6.25
Other earning assets	23,573	413	3.53	5,782	113	3.94
Total interest-earning assets	1,848,653	52,833	5.76	1,848,617	53,219	5.81
Noninterest-earning assets	245,469			251,363
Total assets	$2,094,122			$2,099,980

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$214,976	$175	0.16%	$219,889	$198	0.18%
Savings	211,136	60	0.06	202,332	62	0.06
Money market	443,011	4,859	2.21	394,852	4,708	2.40
Certificates of deposit	471,486	8,200	3.51	460,218	8,780	3.85
FHLB advances and other borrowings	30,172	805	5.38	132,302	3,085	4.70
Other long-term debt	44,475	893	4.05	59,192	1,339	4.56
Total interest-bearing liabilities	1,415,256	14,992	2.14	1,468,785	18,172	2.49
Noninterest checking	439,867			411,535
Other noninterest-bearing liabilities	43,195			41,411
Total liabilities	1,898,318			1,921,731

Total equity	195,804			178,249

Total liabilities and equity	$2,094,122			$2,099,980
Net interest income/interest rate spread(2)		$37,841	3.62%		$35,047	3.32%

Net interest margin(3)			4.13%			3.82%
Total interest earning assets to interest-bearing liabilities			130.62%			125.86%

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

Net Interest Margin ("NIM"). Net interest margin for the three months ended June 30, 2026 was 4.15%, an increase of 24 basis points compared to the three months ended June 30, 2025. Net interest margin for the six months ended June 30, 2026 was 4.13%, an increase of 31 basis points compared to the six months ended June 30, 2025.The increase in NIM reflects lower funding costs and improved balance sheet leverage through a favorable funding mix and reduced borrowings, with stable yields on interest‑earning assets.

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

	Three Months Ended June 30,
	2026			2025
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$(49)	$(51)	$(100)	$(159)	$(75)	$(234)
FHLB and FRB stock	(80)	(44)	(124)	(38)	10	(28)
Loans receivable(1)	(103)	(251)	(354)	624	1,036	1,660
Other earning assets	47	(8)	39	111	(181)	(70)
Total interest earning assets	(185)	(354)	(539)	538	790	1,328

Interest-bearing liabilities:
Checking	(3)	(16)	(19)	1	(38)	(37)
Savings	1	(2)	(1)	(2)	(1)	(3)
Money market	183	(261)	(78)	396	(26)	370
Certificates of deposit	178	(324)	(146)	181	(518)	(337)
FHLB advances and other borrowings	(1,114)	48	(1,066)	(909)	(257)	(1,166)
Other long-term debt	(166)	(56)	(222)	2	(14)	(12)
Total interest-bearing liabilities	(921)	(611)	(1,532)	(331)	(854)	(1,185)

Change in net interest income	$736	$257	$993	$869	$1,644	$2,513

	Six Months Ended June 30,
	2026			2025
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$(155)	$(181)	$(336)	$(340)	$(167)	$(507)
FHLB and FRB stock	(192)	(54)	(246)	(66)	51	(15)
Loans receivable(1)	(123)	19	(104)	1,023	2,015	3,038
Other earning assets	348	(48)	300	71	(132)	(61)
Total interest earning assets	(122)	(264)	(386)	688	1,767	2,455

Interest-bearing liabilities:
Checking	(4)	(19)	(23)	-	13	13
Savings	3	(5)	(2)	(5)	(2)	(7)
Money market	574	(423)	151	623	(85)	538
Certificates of deposit	215	(795)	(580)	443	(671)	(228)
FHLB advances and other borrowings	(2,382)	102	(2,280)	(1,494)	(543)	(2,037)
Other long-term debt	(333)	(113)	(446)	3	(28)	(25)
Total interest-bearing liabilities	(1,927)	(1,253)	(3,180)	(430)	(1,316)	(1,746)

Change in net interest income	$1,805	$989	$2,794	$1,118	$3,083	$4,201

(1) Includes loans held-for-sale.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following compares the results of operations for the three months ended June 30, 2026 and 2025.

	Three Months Ended
	June 30,
	2026	2025	Dollar Change	Percent Change
	(Dollars in Thousands)
Interest and dividend income	$26,611	$27,150	$(539)	-2.0%
Interest expense	7,473	9,005	(1,532)	-17.0
Net interest income	19,138	18,145	993	5.5
Provision for credit losses	343	1,038	(695)	-67.0
Net interest income after provision for credit losses	18,795	17,107	1,688	9.9

Noninterest income	5,017	4,807	210	4.4
Noninterest expense	18,992	17,926	1,066	5.9
Provision for income taxes	1,105	751	354	47.1
Net income	$3,715	$3,237	$478	14.8%

Net Income. Eagle’s net income for the three months ended June 30, 2026, was $3.72 million, compared to $3.24 million for the three months ended June 30, 2025. The increase of $478,000 was due to an increase in net interest income after provision for credit losses of $1.69 million and an increase in noninterest income of $210,000. These changes were partially offset by an increase in noninterest expense of $1.07 million and an increase in the provision for income taxes of $354,000. For the current period, basic earnings per common share and diluted earnings per common share were both $0.47. Basic and diluted earnings per common share were $0.42 and $0.41 for the three months ended June 30, 2025, respectively.

Net Interest Income. Net interest income increased to $19.14 million for the three months ended June 30, 2026, from $18.15 million for the three months ended June 30, 2025. The increase of $993,000, or 5.5%, was primarily the result of a decrease in interest expense of $1.53 million, partially offset by a decrease in interest and dividend income of $539,000.

Interest and Dividend Income. Interest and dividend income was $26.61 million for the three months ended June 30, 2026, compared to $27.15 million for the three months ended June 30, 2025, a decrease of $539,000, or 2.0%. Interest and fees on loans decreased slightly to $24.09 million for the three months ended June 30, 2026, from $24.44 million for the three months ended June 30, 2025. This decrease of $354,000, or 1.4%, was largely due to a decrease in the average yield on loans, as well as marginally lower average loan balances period over period. The average interest rate earned on loans receivable decreased by seven basis points, from 6.31% for the three months ended June 30, 2025, to 6.24% for the current period. Interest accretion on purchased loans was $94,000 for the three months ended June 30, 2026, which resulted in a two-basis point increase in net interest margin compared to $607,000 for the three months ended June 30, 2025, which resulted in a 13-basis point increase in net interest margin. Average balances for loans receivable, including loans held-for-sale, remained relatively stable at $1.55 billion for the three months ended June 30, 2026 and 2025.

Interest Expense. Total interest expense was $7.47 million for the three months ended June 30, 2026, decreasing from $9.01 million for the three months ended June 30, 2025. The decrease of $1.53 million, or 17.0%, was primarily due to a decrease of $1.29 million in interest expense on total borrowings. The decrease in interest expense on total borrowings was driven by the average balance decreasing from $184.98 million for the three months ended June 30, 2025, to $74.26 million for the three months ended June 30, 2026. The average rate paid also decreased from 4.61% for the three months ended June 30, 2025, to 4.54% for the three months ended June 30, 2026. Interest expense on deposits decreased by $244,000, period over period. The average balance for total deposits increased from $1.71 billion for the three months ended June 30, 2025, to $1.78 billion for the three months ended June 30, 2026. However, the overall rate on total deposits was down from 1.62% for the three months ended June 30, 2025, compared to 1.49% for the three months ended June 30, 2026.

Provision for Credit Losses. Provision for credit losses was $343,000 for the three months ended June 30, 2026, compared to $1.04 million the three months ended June 30, 2025. The provision for credit losses for the three months ended June 30, 2026, included the provision for credit losses on loans of $403,000 and a recapture of the provision for unfunded commitments of $60,000. The higher provision for 2025 was largely due to loan growth.

Noninterest Income. Total noninterest income was $5.02 million for the three months ended June 30, 2026, compared to $4.81 million for the three months ended June 30, 2025, an increase of $210,000, or 4.4%. This increase was primarily due to an increase of $135,000 in other noninterest income.

Noninterest Expense. Noninterest expense was $18.99 million for the three months ended June 30, 2026, compared to $17.93 million for the three months ended June 30, 2025, an increase of $1.07 million, or 5.9%. The driver of the increase was salaries and employee benefits, which increased $1.06 million. The largest components of the increase period over period were health insurance expense, which increased $521,000, and salaries expense, which increased $309,000.

Provision for Income Taxes. Provision for income taxes was $1.11 million for the three months ended June 30, 2026, compared to $751,000 for the three months ended June 30, 2025. The effective tax rate was 22.9% for the current period compared to 18.8% for the three months ended June 30, 2025. The effective tax rate has increased as the Company’s pretax earnings increased at a faster pace than tax-exempt income.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following compares the results of operations for the six months ended June 30, 2026 and 2025.

	Six Months Ended
	June 30,
	2026	2025	Dollar Change	Percent Change
	(Dollars in Thousands)
Interest and dividend income	$52,833	$53,219	$(386)	-0.7%
Interest expense	14,992	18,172	(3,180)	-17.5
Net interest income	37,841	35,047	2,794	8.0
Provision for credit losses	622	1,080	(458)	-42.4
Net interest income after provision for credit losses	37,219	33,967	3,252	9.6

Noninterest income	9,898	8,823	1,075	12.2
Noninterest expense	37,203	34,932	2,271	6.5
Provision for income taxes	2,215	1,382	833	60.3
Net income	$7,699	$6,476	$1,223	18.9%

Net Income. Eagle’s net income for the six months ended June 30, 2026, was $7.70 million, compared to $6.48 million for the six months ended June 30, 2025. The increase of $1.22 million was due to an increase in net interest income after provision for credit losses of $3.25 million and an increase in noninterest income of $1.08 million. These changes were partially offset by an increase in noninterest expense of $2.27 million and an increase in the provision for income taxes of $833,000. For the current period, basic earnings per common share and diluted earnings per common share were both $0.98. Basic earnings per common share and diluted earnings per common share were both $0.83 for the six months ended June 30, 2025.

Net Interest Income. Net interest income increased to $37.84 million for the six months ended June 30, 2026, from $35.05 million for the six months ended June 30, 2025. The increase of $2.79 million, or 8.0%, was primarily the result of a decrease in interest expense of $3.18 million.

Interest and Dividend Income. Interest and dividend income was $52.83 million for the six months ended June 30, 2026, compared to $53.22 million for the six months ended June 30, 2025, a slight decrease of $386,000, or 0.7%. Interest from investment securities available-for-sale decreased by $336,000, or 6.9%, period over period, due to a decrease in average balances for investments from $290.49 million for the six months ended June 30, 2025, to $281.19 million for the six months ended June 30, 2026. In addition, average interest rates earned on investments decreased from 3.37% for the six months ended June 30, 2025, to 3.24% for the six months ended June 30, 2026. Interest and fees on loans decreased minimally to $47.66 million for the six months ended June 30, 2026, compared to $47.76 million for the six months ended June 30, 2025. Average loan balances and interest rates remain relatively consistent, period over period.

Interest Expense. Total interest expense was $14.99 million for the six months ended June 30, 2026, decreasing from $18.17 million for the six months ended June 30, 2025. The decrease of $3.18 million, or 17.5%, was primarily due to a decrease of $2.73 million in interest expense on total borrowings. The decrease in interest expense on total borrowings was driven by the average balance decreasing from $191.49 million for the six months ended June 30, 2025, to $74.65 million for the six months ended June 30, 2026. The average rate paid also decreased from 4.66% for the six months ended June 30, 2025, to 4.59% for the six months ended June 30, 2026. Interest expense on deposits decreased by $454,000, period over period. The average balance for total deposits increased from $1.69 billion for the six months ended June 30, 2025, to $1.78 billion for the six months ended June 30, 2026. However, the overall average rate on total deposits was down from 1.64% for the six months ended June 30, 2025, compared to 1.51% for the six months ended June 30, 2026.

Provision for Credit Losses. Provision for credit losses was $622,000 for the six months ended June 30, 2026, compared to $1.08 million for the six months ended June 30, 2025. The provision for credit losses for the six months ended June 30, 2026, included the provision for credit losses on loans of $512,000 and the provision for unfunded commitments of $110,000. The higher provision for 2025 was largely due to loan growth.

Noninterest Income. Total noninterest income was $9.90 million for the six months ended June 30, 2026, compared to $8.82 million for the six months ended June 30, 2025, an increase of $1.08 million, or 12.2%. This increase was largely due to an increase of $625,000 in other noninterest income for insurance proceeds of $488,000 received for the six months ended June 30, 2026, primarily related to smoke damage caused by a furnace fire and other damage from a windstorm. In addition, mortgage banking, net increased $303,000 to $5.35 million for the six months ended June 30, 2026, from $5.05 million for the six months ended June 30, 2025. Mortgage banking, net, includes net gain on sale of mortgage loans, which increased to $3.90 million for the six months ended June 30, 2026, compared to $3.43 million for the six months ended June 30, 2025. During the six months ended June 30, 2026, $138.59 million residential mortgage loans were sold, compared to $97.40 million in the six months ended June 30, 2025. However, gross margin levels decreased from 3.52% for the six months ended June 30, 2025, to 2.82% for the six months ended June 30, 2026.

Noninterest Expense. Noninterest expense was $37.20 million for the six months ended June 30, 2026, compared to $34.93 million for the six months ended June 30, 2025, an increase of $2.27 million, or 6.5%. The driver of the increase was salaries and employee benefits, which increased $2.22 million. The largest components of the increase period over period were health insurance expense, which increased $777,000, and commission expense, which increased $545,000 due to higher mortgage origination volumes.

Provision for Income Taxes. Provision for income taxes was $2.22 million for the six months ended June 30, 2026, compared to $1.38 million for the six months ended June 30, 2025. The effective tax rate was 22.3% for the current period compared to 17.6% for the six months ended June 30, 2025. The effective tax rate has increased as the Company’s pretax earnings increased at a faster pace than tax-exempt income.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity

The Bank is required by regulation to maintain sufficient levels of liquidity for safety and soundness purposes. Appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0% and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 30 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of June 30, 2026 and December 31, 2025.

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

The Company's available borrowing capacity was approximately $575.00 million as of June 30, 2026 and $601.00 million as of December 31, 2025.

	June 30,		December 31,
	2026		2025
	Borrowings	Remaining Borrowing	Borrowings	Remaining Borrowing
	Outstanding	Capacity	Outstanding	Capacity
	(In Thousands)
Federal Home Loan Bank advances	$39,102	$466,771	$22,917	$492,553
Federal Reserve Bank discount window	-	21,192	-	23,506
Correspondent bank lines of credit and federal funds purchased	13,000	87,000	15,105	84,895
Total	$52,102	$574,963	$38,022	$600,954

Brokered deposits are another source of funding the Bank may utilize from time to time. As of June 30, 2026, the Bank had no brokered certificates and $6,000 in brokered money market deposits. As of December 31, 2025, the Bank had no brokered certificates and $3.21 million in brokered money market deposits. Internal policy limits for brokered deposits are set at 10% of assets.

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

Eagle has a $15.00 million line of credit with a correspondent bank. The line of credit was utilized during 2025 to finance the redemption payment for subordinated notes of $15.00 million. The line of credit has a two-year maturity and a variable interest rate equal to 0.50% below prime. The outstanding balance for the line of credit was $13.00 million and $15.00 million at June 30, 2026 and December 31, 2025, respectively. The rate was 6.25% as of both June 30, 2026 and December 31, 2025. Draws on the line of credit are secured by the assets of the Company and includes certain financial covenants and negative covenants. The Company is in compliance with the covenants under the line of credit. Outstanding draws on the line impact remaining borrowing capacity for the Company’s correspondent bank lines of credit included above.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

As of June 30, 2026, the Bank’s internally determined measurement of sensitivity to interest rate movements, as measured by a 200-basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 2.7%, compared to an increase of 3.4% at December 31, 2025. A 200-basis point decrease in interest rates scenario decreased EVE by 8.8%, compared to a decrease of 9.3% at December 31, 2025. The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

The Bank's regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed "well capitalized" pursuant to State of Montana and FRB rules as of June 30, 2026. The Bank's actual capital amounts and ratios as of June 30, 2026 are presented in the table below and all of the ratios, with the exception of the Tier 1 capital adjusted total average assets ratio, include the capital conservation buffer of 2.50%.

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2026:
Total risk-based capital to risk weighted assets	$246,587	14.23%	$181,908	10.50%	$173,246	10.00%

Tier 1 capital to risk weighted assets	226,997	13.10	147,259	8.50	138,597	8.00

Common equity Tier 1 capital to risk weighted assets	226,997	13.10	121,272	7.00	112,610	6.50

Tier 1 capital to adjusted total average assets	226,997	10.93	83,085	4.00	103,856	5.00

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

The following table includes the Bank’s net interest income sensitivity analysis.

Changes in Market	As of June 30, 2026		Board Policy	Board Policy
Interest Rates	Rate Sensitivity		Limits	Limits
(Basis Points)	Year 1	Year 2	Year 1	Year 2

+300	-4.5%	7.2%	-15.0%	-20.0%
+200	-2.8%	6.1%	-15.0%	-15.0%
+100	-1.2%	5.1%	-10.0%	-10.0%
-100	0.3%	-0.2%	-10.0%	-10.0%
-200	1.1%	-3.7%	-15.0%	-15.0%
-300	3.1%	-5.5%	-15.0%	-20.0%

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of June 30, 2026, our disclosure controls and procedures were effective. During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 23, 2026, Eagle's Board of Directors authorized the repurchase of up to 400,000 shares of its common stock beginning May 1, 2026 (the "2026 Repurchase Plan"). Under the 2026 Repurchase Plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend on market conditions and other corporate considerations. No shares were purchased during the second quarter of 2026 under this plan. The plan expires on May 1, 2027.

On April 24, 2025, Eagle's Board of Directors authorized the repurchase of up to 400,000 shares of its common stock beginning May 1, 2025 (the "2025 Repurchase Plan"). Under the 2025 Repurchase Plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. No shares were purchased during the second or third quarter of 2025 under this plan. During the fourth quarter of 2025, 25,000 shares were purchased under this plan at an average price of $16.38 per share. No shares were purchased during the first or second quarter of 2026 under this plan. The plan expired on May 1, 2026.

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

During the three months ended June 30, 2026, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

EAGLE BANCORP MONTANA, INC.

Date: August 5, 2026	By:	/s/ Laura F. Clark
Laura F. Clark
CEO

Date: August 5, 2026	By:	/s/ Miranda J. Spaulding
Miranda J. Spaulding
EVP/CFO