Form 10-Q
period 2026-09-30
Eagle Bancorp Montana, Inc.
filed 2026-11-04
CIK 1478454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 31, 2026

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Share Data)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS:
Cash and due from banks	$21,943	$24,110
Interest-bearing deposits in banks	2,916	38,852
Total cash and cash equivalents	24,859	62,962

Securities available-for-sale, at fair value (amortized cost of $300,991 at September 30, 2026 and $299,162 at December 31, 2025)	272,824	281,692
Federal Home Loan Bank ("FHLB") stock	12,097	2,650
Federal Reserve Bank ("FRB") stock	4,131	4,131
Mortgage loans held-for-sale, at fair value	12,812	7,452
Loans receivable, net of allowance for credit losses of $19,490 at September 30, 2026 and $17,370 at December 31, 2025	1,697,888	1,501,649
Accrued interest and dividends receivable	16,749	14,448
Mortgage servicing rights, net	14,832	15,043
Premises and equipment, net	99,539	101,438
Cash surrender value of life insurance, net	61,371	54,708
Goodwill	34,740	34,740
Core deposit intangible, net	2,562	3,314
Deferred tax asset, net	12,765	8,333
Other assets	14,856	13,807
Total assets	$2,282,025	$2,106,367

LIABILITIES:
Deposit accounts:
Noninterest-bearing	$453,774	$452,183
Interest-bearing	1,348,328	1,329,416
Total deposits	1,802,102	1,781,599

Accrued expenses and other liabilities	46,498	50,482
Federal Funds Purchased	-	105
FHLB advances and other borrowings	196,759	37,917
Other long-term debt:
Principal amount	45,155	45,155
Unamortized debt issuance costs	(618)	(705)
Total other long-term debt, net	44,537	44,450

Total liabilities	2,089,896	1,914,553

SHAREHOLDERS' EQUITY:
Preferred stock (par value $0.01 per share; 1,000,000 shares authorized; no shares issued or outstanding)	-	-
Common stock (par value $0.01 per share; 20,000,000 shares authorized; 8,507,429 shares issued at September 30, 2026 and December 31, 2025; 7,965,431 shares outstanding at September 30, 2026 and 7,957,769 shares outstanding at December 31, 2025)	85	85
Additional paid-in capital	108,442	108,086
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(3,008)	(3,437)
Treasury stock, at cost (541,998 shares at September 30, 2026 and 549,660 shares at December 31, 2025)	(11,374)	(11,567)
Retained earnings	118,748	111,521
Accumulated other comprehensive loss, net of tax	(20,764)	(12,874)
Total shareholders' equity	192,129	191,814

Total liabilities and shareholders' equity	$2,282,025	$2,106,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (Dollars in Thousands, Except for Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$25,518	$25,213	$73,176	$72,975
Securities available-for-sale	2,323	2,322	6,835	7,170
FHLB and FRB dividends	136	225	386	721
Other interest income	21	74	434	187
Total interest and dividend income	27,998	27,834	80,831	81,053

INTEREST EXPENSE:
Deposits	6,478	7,179	19,772	20,927
FHLB advances and other borrowings	1,085	1,144	1,890	4,229
Other long-term debt	448	823	1,341	2,162
Total interest expense	8,011	9,146	23,003	27,318

NET INTEREST INCOME	19,987	18,688	57,828	53,735

Provision for credit losses	1,859	62	2,481	1,142

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	18,128	18,626	55,347	52,593

NONINTEREST INCOME:
Service charges on deposit accounts	420	442	1,247	1,224
Mortgage banking, net	2,903	2,926	8,257	7,977
Interchange and ATM fees	740	691	2,079	1,954
Appreciation in cash surrender value of life insurance	421	384	1,190	1,127
Other noninterest income	613	274	2,222	1,258
Total noninterest income	5,097	4,717	14,995	13,540

NONINTEREST EXPENSE:
Salaries and employee benefits	11,843	11,193	34,369	31,502
Occupancy and equipment expense	2,171	2,274	6,951	6,806
Data processing	1,455	1,326	4,042	3,961
Software subscriptions	582	680	1,763	2,053
Advertising	293	308	922	820
Amortization	239	288	759	906
Loan costs	416	382	1,169	1,108
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	245	231	716	719
Professional and examination fees	703	401	1,505	1,312
Other noninterest expense	1,433	1,304	4,387	4,132
Total noninterest expense	19,380	18,387	56,583	53,319

INCOME BEFORE PROVISION FOR INCOME TAXES	3,845	4,956	13,759	12,814

Provision for income taxes	831	1,326	3,046	2,708

NET INCOME	$3,014	$3,630	$10,713	$10,106

BASIC EARNINGS PER COMMON SHARE	$0.38	$0.47	$1.37	$1.30

DILUTED EARNINGS PER COMMON SHARE	$0.38	$0.46	$1.36	$1.29

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

NET INCOME	$3,014	$3,630	$10,713	$10,106

OTHER ITEMS OF COMPREHENSIVE (LOSS) INCOME:
Change in fair value of investment securities available-for-sale	(10,076)	4,191	(10,697)	7,306
Income tax benefit (provision) related to securities available-for-sale	2,648	(1,103)	2,807	(1,930)
Total other comprehensive (loss) income, net of tax	(7,428)	3,088	(7,890)	5,376

COMPREHENSIVE (LOSS) INCOME	$(4,414)	$6,718	$2,823	$15,482

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the three and nine months ended September 30, 2026 and 2025

(Dollars in Thousands, Except for Per Share Data)

(Unaudited)

							Accumulated
			Additional	Unallocated			Other
	Preferred	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Stock	Earnings	(Loss) Income	Total

Balance at July 1, 2026	$-	$85	$108,271	$(3,151)	$(11,374)	$116,910	$(13,336)	$197,405
Net income	-	-	-	-	-	3,014	-	3,014
Other comprehensive loss, net of tax	-	-	-	-	-	-	(7,428)	(7,428)
Dividends paid ($0.1475 per share)	-	-	-	-	-	(1,176)	-	(1,176)
Stock compensation expense	-	-	177	-	-	-	-	177
ESOP shares allocated (5,997 shares)	-	-	(6)	143	-	-	-	137
Balance at September 30, 2026	$-	$85	$108,442	$(3,008)	$(11,374)	$118,748	$(20,764)	$192,129

Balance at July 1, 2025	$-	$85	$108,590	$(3,724)	$(11,925)	$105,470	$(17,858)	$180,638
Net income	-	-	-	-	-	3,630	-	3,630
Other comprehensive income, net of tax	-	-	-	-	-	-	3,088	3,088
Dividends paid ($0.1450 per share)	-	-	-	-	-	(1,153)	-	(1,153)
Stock compensation expense	-	-	181	-	-	-	-	181
ESOP shares allocated (5,997 shares)	-	-	(41)	143	-	-	-	102
Balance at September 30, 2025	$-	$85	$108,730	$(3,581)	$(11,925)	$107,947	$(14,770)	$186,486

Balance at January 1, 2026	$-	$85	$108,086	$(3,437)	$(11,567)	$111,521	$(12,874)	$191,814
Net income	-	-	-	-	-	10,713	-	10,713
Other comprehensive loss, net of tax	-	-	-	-	-	-	(7,890)	(7,890)
Dividends paid ($0.4375 per share)	-	-	-	-	-	(3,486)	-	(3,486)
Stock compensation expense	-	-	579	-	-	-	-	579
Treasury stock reissued for stock incentive plans (7,662 shares at $25.12 average cost per share)	-	-	(193)	-	193	-	-	-
ESOP shares allocated (17,991 shares)	-	-	(30)	429	-	-	-	399
Balance at September 30, 2026	$-	$85	$108,442	$(3,008)	$(11,374)	$118,748	$(20,764)	$192,129

Balance at January 1, 2025	$-	$85	$108,334	$(4,010)	$(10,762)	$101,264	$(20,146)	$174,765
Net income	-	-	-	-	-	10,106	-	10,106
Other comprehensive income, net of tax	-	-	-	-	-	-	5,376	5,376
Dividends paid ($0.4300 per share)	-	-	-	-	-	(3,423)	-	(3,423)
Stock compensation expense	-	-	526	-	-	-	-	526
ESOP shares allocated (17,991 shares)	-	-	(130)	429	-	-	-	299
Treasury stock purchased (75,000 shares at $15.52 average cost per share)	-	-	-	-	(1,163)	-	-	(1,163)
Balance at September 30, 2025	$-	$85	$108,730	$(3,581)	$(11,925)	$107,947	$(14,770)	$186,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,713	$10,106
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,481	1,142
Depreciation	3,724	3,960
Net amortization of investment securities premiums and discounts	544	526
Amortization of mortgage servicing rights	1,668	1,342
Amortization of right-of-use assets	297	359
Amortization of core deposit intangibles	759	906
Compensation expense related to restricted stock awards	579	526
ESOP compensation expense for allocated shares	399	299
Net gain on sale of loans	(5,922)	(5,661)
Originations of loans held-for-sale	(219,223)	(163,165)
Proceeds from sales of loans held-for-sale	218,328	170,733
Net loss on sale and write-downs of real estate owned and other repossessed assets	39	10
Net gain on insurance proceeds related to premises and equipment	(581)	-
Net gain on sale/disposal of premises and equipment	(53)	-
Net appreciation in cash surrender value of life insurance	(1,190)	(1,074)
Net change in:
Accrued interest and dividends receivable	(2,301)	(4,013)
Other assets	(2,622)	1,026
Accrued expenses and other liabilities	(4,049)	(4,434)
Net cash provided by operating activities	3,590	12,588

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Maturities, principal payments and calls	12,790	22,357
Purchases	(15,186)	(3,023)
FHLB stock (purchased) redeemed	(9,447)	2,578
Loan origination and principal collection, net	(198,616)	(37,298)
Purchase of bank owned life insurance	(5,500)	-
Insurance proceeds related to premises and equipment	581	-
Proceeds from sale of premises and equipment	29	-
Purchases of premises and equipment, net	(2,098)	(3,848)
Net cash used in investing activities	(217,447)	(19,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	20,503	70,951
Net short-term advances on FHLB and other borrowings	163,654	21,987
Advances on long-term FHLB and other borrowings	20,000	20,000
Payments on long-term FHLB and other borrowings	(24,917)	(103,750)
Purchase of treasury stock	-	(1,163)
Dividends paid	(3,486)	(3,423)
Net cash provided by financing activities	175,754	4,602

NET DECREASE IN CASH AND CASH EQUIVALENTS	(38,103)	(2,044)

CASH AND CASH EQUIVALENTS, beginning of period	62,962	31,559

CASH AND CASH EQUIVALENTS, end of period	$24,859	$29,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$25,183	$30,579
Cash paid during the period for income taxes, net of refunds	3,817	1,687

NON-CASH INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in fair value of securities available-for-sale	$(10,697)	$7,306
Mortgage servicing rights recognized	1,457	1,097
Right-of-use assets obtained in exchange for lease liabilities	-	3
Loans transferred to real estate and other assets acquired in foreclosure	2	91
Decrease in commitments to invest in Low-Income Housing Tax Credit projects	-	(31)
Premises and equipment acquired through non-cash trade-in	36	-

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

Eagle Bancorp Statutory Trust I (the "Trust") was established in September 2005 and is owned 100% by Eagle.

In March 2021, the Bank established a subsidiary, Opportunity Housing Fund, LLC ("OHF"), to invest in Low-Income Housing Tax Credit ("LIHTC") projects. The LIHTC program is designed to encourage capital investment in construction and rehabilitation of low-income housing. During the year ended December 31,2021, OHF made investments in two LIHTC projects. Tax credits are allowable over a 10-year period. Amortizing investments in LIHTC projects are included in other assets on the condensed consolidated statements of financial condition and totaled $5,376,000 and $5,963,000 as of September 30, 2026 and December 31, 2025, respectively. Outstanding funding obligations for LIHTC projects are included in accrued expenses and other liabilities on the condensed consolidated statements of financial condition and totaled $166,000 as of  September 30, 2026 and  December 31, 2025.

Opportunity Financial Services, Inc. ("OFS") facilitates deferred payment contracts for customers that produce agricultural products. The revenue from these contracts is accounted for in accordance with ASC Topic 606. The Company is considered an agent in these contracts, as: (i) the Company facilitates payment from customer to supplier, (ii) the Company does not take inventory of commodities as they are delivered by supplier to the customer, (iii) pricing of commodities is determined by the market, (iv) consideration on deferred payment contracts is insignificant to the Company and (v) the Company’s exposure to credit risk is minimal. Revenue is recognized net of expenses and reported in other noninterest income in the financial statements. Commodity sales income and the corresponding commodity sales expense were $4,615,000 and $2,500,000 for the three months ended September 30, 2026 and 2025, respectively, for a net impact of $0. Commodity sales income and the corresponding commodity sales expense were $7,985,000 and $7,612,000 for the nine months ended September 30, 2026 and 2025, respectively, for a net impact of $0. Outstanding deferred contracts payable are included in accrued expenses and other liabilities on the condensed consolidated statements of financial condition and totaled $19,425,000 and $23,549,000 as of September 30, 2026 and December 31, 2025, respectively.

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

The results of operations for the nine-month period ended  September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other period. In preparing condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses ("ACL"), mortgage servicing rights, the fair value of financial instruments, the valuation of goodwill and deferred tax assets and liabilities.

Principles of Consolidation

The condensed consolidated financial statements include Eagle, the Bank, OHF, Eagle Bancorp Statutory Trust I (the “Trust”) and OFS. All significant intercompany transactions and balances have been eliminated in consolidation.

Subsequent Events

The Company has evaluated events and transactions subsequent to September 30, 2026 for recognition and/or disclosure.

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

Our quantitative impairment test is performed annually as of  October 31. The annual goodwill impairment test as of October 31, 2025 did not result in impairment. The annual goodwill impairment test for 2026 will be completed during the three months ended December 31, 2026.

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

NOTE 2. INVESTMENT SECURITIES

The amortized cost and fair values of securities, together with unrealized gains and losses, were as follows:

	September 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
	Cost	Gains	Losses	ACL	Value
	(In Thousands)
Available-for-sale:
U.S. government and agency obligations	$3,793	$41	$(172)	$-	$3,662
U.S. treasury obligations	47,695	-	(4,223)	-	43,472
Municipal obligations	134,605	-	(16,966)	-	117,639
Corporate obligations	1,000	-	(17)	-	983
Mortgage-backed securities	25,287	137	(1,485)	-	23,939
Collateralized mortgage obligations	82,546	35	(5,591)	-	76,990
Asset-backed securities	6,065	74	-	-	6,139
Total	$300,991	$287	$(28,454)	$-	$272,824

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

There was no sales activity for available-for-sale securities during the three or nine months ended September 30, 2026 or 2025.

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2026
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$1,112	$1,103
Due from one to five years	67,195	61,337
Due from five to ten years	54,013	46,375
Due after ten years	70,838	63,080
	193,158	171,895
Mortgage-backed securities	25,287	23,939
Collateralized mortgage obligations	82,546	76,990
Total	$300,991	$272,824

As of  September 30, 2026 and December 31, 2025, securities with a fair value of $18,769,000 and $19,976,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The Company’s investment securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months were as follows:

	September 30, 2026
	Less than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
U.S. government and agency obligations	$-	$-	$1,756	$(172)
U.S. treasury obligations	-	-	43,472	(4,223)
Municipal obligations	24,998	(2,222)	92,456	(14,744)
Corporate obligations	983	(17)	-	-
Mortgage-backed securities and collateralized mortgage obligations	20,047	(363)	66,575	(6,713)
Asset-backed securities	-	-	-	-
Total	$46,028	$(2,602)	$204,259	$(25,852)

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

As of  September 30, 2026 and December 31, 2025, 261 and 241 securities, respectively, were in unrealized loss positions. Based on analysis of available-for-sale debt securities with unrealized losses as of September 30, 2026, the Company determined the decline in value was unrelated to credit losses and was primarily caused by changes in interest rates and market spreads subsequent to the initial purchase of the securities. Management does not intend to sell and the Company is not likely to be required to sell these securities prior to maturity. As a result, no ACL was recorded on available-for-sale securities at September 30, 2026 and  December 31, 2025. As part of this determination, consideration was given to the extent to which fair value was less than amortized cost, rating downgrades by a rating agency and other factors.

NOTE 3. LOANS RECEIVABLE

Loans receivable consisted of the following:

	September 30,	December 31,
	2026	2025
	(In Thousands)
Real estate loans:
Residential 1-4 family	$199,226	$183,793
Commercial real estate	1,061,474	918,839

Other loans:
Home equity	115,937	108,073
Consumer	21,096	24,424
Commercial	319,645	283,890

Total loans	1,717,378	1,519,019

Allowance for credit losses	(19,490)	(17,370)
Total loans, net	$1,697,888	$1,501,649
Deferred fees, net included in total loans	$(3,487)	$(3,619)

Guaranteed loans by U.S. government agencies totaling $14,556,000 and $12,091,000 at September 30, 2026 and  December 31, 2025, respectively, are included in loan categories above.

The following table provides allowance for credit losses activity for the three months ended September 30, 2026.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, July 1, 2026	$1,758	$11,620	$563	$195	$3,504	$17,640
Charge-offs	-	-	-	(37)	-	(37)
Recoveries	-	5	-	1	2	8
Provision	132	1,213	16	8	510	1,879
Total ending allowance balance, September 30, 2026	$1,890	$12,838	$579	$167	$4,016	$19,490

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

The following table provides allowance for credit losses activity for the nine months ended September 30, 2026.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, January 1, 2026	$1,965	$11,295	$547	$84	$3,479	$17,370
Charge-offs	-	-	-	(175)	(117)	(292)
Recoveries	-	14	-	2	5	21
(Recapture) provision	(75)	1,529	32	256	649	2,391
Total ending allowance balance, September 30, 2026	$1,890	$12,838	$579	$167	$4,016	$19,490

The following table provides allowance for credit losses activity for the three months ended September 30, 2025.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, July 1, 2025	$2,005	$11,422	$539	$222	$3,542	$17,730
Charge-offs	-	(33)	-	(41)	(6)	(80)
Recoveries	-	4	-	3	1	8
Provision	10	41	1	1	29	82
Total ending allowance balance, September 30, 2025	$2,015	$11,434	$540	$185	$3,566	$17,740

The following table provides allowance for credit losses activity for the nine months ended September 30, 2025.

	Residential	Commercial	Home
	1-4 Family	Real Estate	Equity	Consumer	Commercial	Total
	(In Thousands)
Allowance for credit losses on loans:
Beginning balance, January 1, 2025	$1,911	$10,907	$553	$245	$3,234	$16,850
Charge-offs	-	(33)	(27)	(71)	(6)	(137)
Recoveries	-	9	-	4	2	15
Provision	104	551	14	7	336	1,012
Total ending allowance balance, September 30, 2025	$2,015	$11,434	$540	$185	$3,566	$17,740

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

Internal classification of the loan portfolio by amortized cost and based on year originated was as follows:

	September 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total Loans
	(In Thousands)
RESIDENTIAL 1-4 FAMILY
Pass	$22,729	$14,094	$12,213	$18,581	$22,407	$49,158	$30	$139,212
Special Mention	-	-	-	-	-	114	-	114
Substandard	-	-	-	-	1,035	664	-	1,699
Total Residential 1-4 family	22,729	14,094	12,213	18,581	23,442	49,936	30	141,025
Current-period gross charge-offs	-	-	-	-	-	-	-	-
RESIDENTIAL 1-4 FAMILY CONSTRUCTION
Pass	29,966	11,480	-	-	10,129	-	6,277	57,852
Special Mention	-	-	349	-	-	-	-	349
Total Residential 1-4 family construction	29,966	11,480	349	-	10,129	-	6,277	58,201
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL REAL ESTATE
Pass	160,642	50,819	65,906	58,454	167,292	223,668	46,705	773,486
Special Mention	-	92	-	780	372	2,086	2,914	6,244
Substandard	-	-	-	474	-	4,502	-	4,976
Total Commercial real estate	160,642	50,911	65,906	59,708	167,664	230,256	49,619	784,706
Current-period gross charge-offs	-	-	-	-	-	-	-	-
COMMERCIAL CONSTRUCTION AND DEVELOPMENT
Pass	11,765	37,841	11,105	7,014	11,557	16,835	6,062	102,179
Special Mention	-	736	-	746	-	-	-	1,482
Substandard	-	-	-	-	-	897	-	897
Total Commercial construction and development	11,765	38,577	11,105	7,760	11,557	17,732	6,062	104,558
Current-period gross charge-offs	-	-	-	-	-	-	-	-
FARMLAND
Pass	24,332	26,555	18,669	13,614	25,120	53,880	1,275	163,445
Special Mention	1,875	-	-	1,082	-	420	-	3,377
Substandard	-	798	200	-	1,119	2,653	618	5,388
Total Farmland	26,207	27,353	18,869	14,696	26,239	56,953	1,893	172,210
Current-period gross charge-offs	-	-	-	-	-	-	-	-
HOME EQUITY
Pass	7,346	1,776	1,141	849	567	1,683	102,261	115,623
Special Mention	-	-	-	-	-	-	93	93
Substandard	-	-	-	-	-	20	201	221
Total Home Equity	7,346	1,776	1,141	849	567	1,703	102,555	115,937
Current-period gross charge-offs	-	-	-	-	-	-	-	-
CONSUMER
Pass	6,074	5,060	3,484	2,278	1,326	681	2,049	20,952
Special Mention	-	-	-	-	-	-	19	19
Substandard	-	64	6	46	-	-	9	125
Total Consumer	6,074	5,124	3,490	2,324	1,326	681	2,077	21,096
Current-period gross charge-offs	-	76	52	34	10	-	3	175
COMMERCIAL
Pass	46,742	25,826	20,909	15,760	6,896	18,674	37,610	172,417
Special Mention	176	-	-	278	131	-	213	798
Substandard	-	67	1,133	273	-	106	125	1,704
Doubtful	-	82	-	-	-	-	-	82
Total Commercial	46,918	25,975	22,042	16,311	7,027	18,780	37,948	175,001
Current-period gross charge-offs	-	-	63	40	-	14	-	117
AGRICULTURAL
Pass	25,622	17,529	7,954	4,243	2,988	1,675	77,413	137,424
Special Mention	2,734	261	406	-	-	-	493	3,894
Substandard	475	759	-	1,248	-	844	-	3,326
Total Agricultural	28,831	18,549	8,360	5,491	2,988	2,519	77,906	144,644
Current-period gross charge-offs	-	-	-	-	-	-	-	-
TOTAL LOANS
Pass	335,218	190,980	141,381	120,793	248,282	366,254	279,682	1,682,590
Special Mention	4,785	1,089	755	2,886	503	2,620	3,732	16,370
Substandard	475	1,688	1,339	2,041	2,154	9,686	953	18,336
Doubtful	-	82	-	-	-	-	-	82
Total	$340,478	$193,839	$143,475	$125,720	$250,939	$378,560	$284,367	$1,717,378

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LOANS RECEIVABLE – continued

The following tables include information regarding delinquencies within the loan portfolio.

	September 30, 2026
	Loans Past Due and Still Accruing
		90 Days		Nonaccrual	Nonaccrual
	30-89 Days	and		Loans with	Loans with	Current	Total
	Past Due	Greater	Total	no ACL	ACL	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$1,229	$325	$1,554	$274	$-	$139,197	$141,025
Residential 1-4 family construction	-	-	-	-	-	58,201	58,201
Commercial real estate	91	-	91	420	-	784,195	784,706
Commercial construction and development	2,468	-	2,468	1	-	102,089	104,558
Farmland	-	992	992	4,420	-	166,798	172,210
Other loans:
Home equity	436	-	436	303	-	115,198	115,937
Consumer	245	14	259	44	26	20,767	21,096
Commercial	599	-	599	200	86	174,116	175,001
Agricultural	692	606	1,298	992	-	142,354	144,644
Total	$5,760	$1,937	$7,697	$6,654	$112	$1,702,915	$1,717,378

	December 31, 2025
	Loans Past Due and Still Accruing
		90 Days		Nonaccrual	Nonaccrual
	30-89 Days	and		Loans with	Loans with	Current	Total
	Past Due	Greater	Total	no ACL	ACL	Loans	Loans
	(In Thousands)
Real estate loans:
Residential 1-4 family	$1,591	$48	$1,639	$298	$-	$146,578	$148,515
Residential 1-4 family construction	-	-	-	-	-	35,278	35,278
Commercial real estate	660	-	660	420	-	634,890	635,970
Commercial construction and development	213	-	213	1	-	120,075	120,289
Farmland	481	841	1,322	308	-	160,950	162,580
Other loans:
Home equity	637	-	637	395	-	107,041	108,073
Consumer	203	-	203	101	109	24,011	24,424
Commercial	557	10	567	183	96	148,585	149,431
Agricultural	168	2,645	2,813	177	-	131,469	134,459
Total	$4,510	$3,544	$8,054	$1,883	$205	$1,508,877	$1,519,019

Interest income recognized on nonaccrual loans for the three and nine months ended September 30, 2026 and 2025 is considered insignificant. Nonaccrual loan interest payments received and applied to principal were $226,000 at September 30, 2026 and $262,000 at  December 31, 2025.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type.

	September 30, 2026
	Real Estate	Business Assets	Other
	(In Thousands)
Real estate loans:
Residential 1-4 family	$1,558	$-	$-
Commercial real estate	91	420	-
Commercial construction and development	1	-	-
Farmland	5,181	-	-
Other loans:
Home equity	180	-	-
Consumer	-	-	42
Commercial	-	814	4
Agricultural	25	2,053	-
Total	$7,036	$3,287	$46

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

	As of or For the
	Three Months Ended
	September 30, 2026
	Term Extension and Payment Deferral		Term Extension and Interest Rate Reduction
	Amortized Cost Basis	Percent of Loan Category	Amortized Cost Basis	Percent of Loan Category	Total Amortized Cost Basis	Total Number of Loans
	(Dollars in Thousands)
Real estate loans:
Farmland	$-	0.00%	$220	0.13%	$220	1
Total	$-		$220		$220	1

	As of or For the
	Three Months Ended
	September 30, 2025
	Term Extension and Payment Deferral		Term Extension and Interest Rate Reduction
	Amortized Cost Basis	Percent of Loan Category	Amortized Cost Basis	Percent of Loan Category	Total Amortized Cost Basis	Total Number of Loans
	(Dollars in Thousands)
Other loans:
Home equity	$260	0.24%	$-	0.00%	$260	3
Commercial	150	0.11	-	0.00	150	1
Total	$410		$-		$410	4

	As of or For the
	Nine Months Ended
	September 30, 2026
	Term Extension and Payment Deferral		Term Extension and Interest Rate Reduction
	Amortized Cost Basis	Percent of Loan Category	Amortized Cost Basis	Percent of Loan Category	Total Amortized Cost Basis	Total Number of Loans
	(Dollars in Thousands)
Real estate loans:
Farmland	$-	0.00%	$220	0.13%	$220	1
Other loans:
Agricultural	156	0.11	-	0.00	156	1
Total	$156		$220		$376	2

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of or For the
	Nine Months Ended
	September 30, 2025
	Term Extension and Payment Deferral		Term Extension and Interest Rate Reduction
	Amortized Cost Basis	Percent of Loan Category	Amortized Cost Basis	Percent of Loan Category	Total Amortized Cost Basis	Total Number of Loans
	(Dollars in Thousands)
Real estate loans:
Residential 1-4 family	$625	0.42%	$-	0.00%	$625	1
Commercial real estate	-	0.00	191	0.03	191	1
Other loans:
Home equity	373	0.35	-	0.00	373	5
Commercial	150	0.11	-	0.00	150	1
Agricultural	177	0.11	-	0.00	177	2
Total	$1,325		$191		$1,516	10

During the three and nine months ended September 30, 2026 and 2025, no loans modified for borrowers experiencing financial difficulty within the previous twelve months experienced a payment default.

NOTE 4. MORTGAGE SERVICING RIGHTS

The Company is servicing mortgage loans for the benefit of others which are not included in the condensed consolidated statements of financial condition and have unpaid principal balances of $1,963,126,000 and $1,976,243,000 at  September 30, 2026 and  December 31, 2025, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Mortgage loan servicing fees were $1,231,000 and $1,179,000 for the three months ended September 30, 2026 and 2025, respectively. Mortgage loan servicing fees were $3,692,000 and $3,690,000 for the nine months ended September 30, 2026 and 2025, respectively. These fees, net of amortization, are included in mortgage banking, net, which is a component of noninterest income on the condensed consolidated statements of income.

Custodial balances maintained in connection with the foregoing loan servicing are included in noninterest checking deposits and were $21,382,000 and $15,598,000 at  September 30, 2026 and December 31, 2025, respectively.

The following is a summary of activity in mortgage servicing rights:

	As of or For the
	Three Months Ended
	September 30,
	2026	2025
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$14,885	$15,120
Mortgage servicing rights capitalized	458	471
Amortization of mortgage servicing rights	(511)	(460)
Mortgage servicing rights, net	$14,832	$15,131

	As of or For the
	Nine Months Ended
	September 30,
	2026	2025
	(In Thousands)
Mortgage servicing rights:
Beginning balance	$15,043	$15,376
Mortgage servicing rights capitalized	1,457	1,097
Amortization of mortgage servicing rights	(1,668)	(1,342)
Mortgage servicing rights, net	$14,832	$15,131

The fair values of these mortgage servicing rights were $20,100,000 and $20,302,000 at  September 30, 2026 and  December 31, 2025, respectively. The fair value of mortgage servicing rights was determined at loan level, depending on the interest rate and term of the specific loan, using the following valuation assumptions:

	September 30,	December 31,
	2026	2025
Key assumptions:
Discount rate	12%	12%
Prepayment speed range	85 - 227%	90 - 211%
Weighted average prepayment speed	116%	119%

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. DEPOSITS

Deposits are summarized as follows:

	September 30,	December 31,
	2026	2025
	(In Thousands)
Noninterest checking	$453,774	$452,183
Interest-bearing checking	206,781	218,484
Savings	208,271	207,789
Money market	467,596	440,971
Time certificates of deposit	465,680	462,172
Total	$1,802,102	$1,781,599

As of September 30, 2026, the Bank had no brokered certificates and no brokered money market deposits. As of December 31, 2025, the Bank had no brokered certificates and $3.21 million in brokered money market deposits.

NOTE 6. OTHER LONG-TERM DEBT

Other long-term debt consisted of the following:

	September 30, 2026		December 31, 2025
		Unamortized		Unamortized
		Debt		Debt
	Principal	Issuance	Principal	Issuance
	Amount	Costs	Amount	Costs
	(In Thousands)
Subordinated debentures fixed at 3.50% to floating, due 2032	$40,000	$(618)	$40,000	$(705)
Subordinated debentures variable at 3-Month SOFR plus 1.68%, due 2035	5,155	-	5,155	-
Total other long-term debt	$45,155	$(618)	$45,155	$(705)

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

In June 2020, the Company completed the issuance of $15,000,000 in aggregate principal amount of subordinated notes due in 2030 in a private placement transaction to certain qualified institutional accredited investors. The notes bore interest at an annual fixed rate of 5.50% payable semi-annually. Starting July 1, 2025, interest accrued at a floating rate per annum equal to a benchmark rate, which was three-month term SOFR plus a spread of 509.0 basis points, payable quarterly. The floating rate was 9.39% for the three months ended September 30, 2025. The notes were subject to redemption at the option of the Company on or after July 1, 2025. The subordinated debentures qualified as Tier 2 capital for regulatory capital purposes. The notes were redeemed October 1, 2025 utilizing a line of credit with a correspondent bank to finance the redemption payment. The line of credit bore interest at Prime minus 50.0 basis points and, upon renewal on September 30, 2026, was modified to Prime minus 87.5 basis points. The line of credit rate was 6.13% and 6.25% as of September 30, 2026 and December 31, 2025, respectively.

In  September 2005, the Company completed the private placement of $5,155,000 in subordinated debentures to the Trust. The Trust funded the purchase of the subordinated debentures through the sale of trust preferred securities with a liquidation value of $5,155,000. Using interest payments made by the Company on the debentures, the Trust began paying quarterly dividends to preferred security holders in  December 2005. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities was fixed at 6.02% until  December 2010 then became variable at three-month LIBOR plus 1.42%. In  December of 2022, Governors of the Federal Reserve System adopted final rule 12 C.F.R. Part 253, Regulation Implementing the Adjustable Interest Rate (LIBOR) Act. Rule 253 identified SOFR-benchmark rates to replace LIBOR in certain financial contracts after  June 30, 2023. As a result, the variable rate for interest payable converted to three-month CME Term SOFR plus 1.68% during the quarter ended  March 31, 2024. The rate was 5.76% as of September 30, 2026 and 5.33% as of December 31, 2025. Dividends on the preferred securities are cumulative and the Trust  may defer the payments for up to five years. The preferred securities mature in  December 2035 unless the Company elects and obtains regulatory approval to accelerate the maturity date. The subordinated debentures qualify as Tier 1 capital for regulatory purposes.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes information regarding the activity in accumulated other comprehensive income (loss).

Unrealized
(Losses) Gains
on Securities
Available for Sale
(In Thousands)
Balance at July 1, 2026	$(13,336)
Other comprehensive loss, before reclassifications and income taxes	(10,076)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax benefit	2,648
Total other comprehensive loss	(7,428)
Balance at September 30, 2026	$(20,764)

Balance at July 1, 2025	$(17,858)
Other comprehensive income, before reclassifications and income taxes	4,191
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax provision	(1,103)
Total other comprehensive income	3,088
Balance at September 30, 2025	$(14,770)

Balance at January 1, 2026	$(12,874)
Other comprehensive loss, before reclassifications and income taxes	(10,697)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax benefit	2,807
Total other comprehensive loss	(7,890)
Balance at September 30, 2026	$(20,764)

Balance at January 1, 2025	$(20,146)
Other comprehensive income, before reclassifications and income taxes	7,306
Amounts reclassified from accumulated other comprehensive loss, before income taxes	-
Income tax provision	(1,930)
Total other comprehensive income	5,376
Balance at September 30, 2025	$(14,770)

NOTE 8. EARNINGS PER COMMON SHARE

The computations of basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Dollars in Thousands,
	Except for Share Data)
Basic weighted average shares outstanding	7,833,548	7,796,304	7,826,698	7,799,899
Dilutive effect of stock compensation	40,428	32,266	35,309	22,926
Diluted weighted average shares outstanding	7,873,976	7,828,570	7,862,007	7,822,825

Net income available to common shareholders	$3,014	$3,630	$10,713	$10,106

Basic earnings per common share	$0.38	$0.47	$1.37	$1.30

Diluted earnings per common share	$0.38	$0.46	$1.36	$1.29

Restricted stock units excluded from the diluted average outstanding share calculation because their effect would be anti-dilutive	-	-	-	-

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

Derivatives are summarized as follows:

	September 30, 2026			December 31, 2025
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In Thousands)
Interest rate lock commitments	$14,587	$-	$88	$14,949	$-	$49
Forward TBA mortgage-backed securities	9,000	461	-	16,000	-	55

Changes in the fair value of the derivatives are recorded in mortgage banking, net, within noninterest income on the condensed consolidated statements of income. Net gains of $464,000 were recorded for the three months ended September 30, 2026, compared to net gains of $132,000 for the three months ended September 30, 2025. Net gains of $477,000 were recorded for the nine months ended September 30, 2026, compared to net losses of $31,000 for the nine months ended September 30, 2025.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

Collateral-Dependent Loans – Individually evaluated collateral-dependent loans are reported at the lower of the loan's amortized cost or the fair value of the underlying collateral, less estimated costs to sell. Collateral-dependent loans are considered Level 3 inputs of the fair value hierarchy. Collateral values are estimated using values determined in loan underwriting and discounted based on internally customized discounting criteria.

Other Real Estate and Other Repossessed Assets – Fair values are determined at the time the loan is foreclosed upon and the asset is transferred from loans. The value is based primarily on third-party appraisals, less costs to sell and are considered Level 3 inputs of the fair value hierarchy. Repossessed assets are reviewed and evaluated periodically for additional impairment and adjusted accordingly.

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

	September 30, 2026
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities:
U.S. government and agency obligations	$-	$3,662	$-	$3,662
U.S. treasury obligations	43,472	-	-	43,472
Municipal obligations	-	117,639	-	117,639
Corporate obligations	-	983	-	983
Mortgage-backed securities	-	23,939	-	23,939
Collateralized mortgage obligations	-	76,990	-	76,990
Asset-backed securities	-	6,139	-	6,139
Loans held-for-sale	-	12,812	-	12,812
Forward TBA mortgage-backed securities	-	461	-	461
Financial liabilities:
Interest rate lock commitments	-	-	88	88

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Financial assets:
Available-for-sale securities:
U.S. government and agency obligations	$-	$4,155	$-	$4,155
U.S. treasury obligations	44,308	-	-	44,308
Municipal obligations	-	118,324	-	118,324
Corporate obligations	-	1,971	-	1,971
Mortgage-backed securities	-	26,494	-	26,494
Collateralized mortgage obligations	-	79,661	-	79,661
Asset-backed securities	-	6,779	-	6,779
Loans held-for-sale	-	7,452	-	7,452
Financial liabilities:
Forward TBA mortgage-backed securities	-	55	-	55
Interest rate lock commitments	-	-	49	49

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

The following tables summarize financial assets measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting periods presented:

	September 30, 2026
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Collateral-dependent loans individually evaluated, net of ACL	$-	$-	$58	$58
Other real estate owned and other repossessed assets	$-	$-	$41	$41

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
	(In Thousands)
Collateral-dependent loans individually evaluated, net of ACL	$-	$-	$189	$189

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

	As of or For the		As of or For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	Interest Rate Lock Commitments		Interest Rate Lock Commitments
	(In Thousands)		(In Thousands)
Beginning balance	$(70)	$17	$(49)	$(103)
Purchases and issuances	(233)	(107)	(652)	(135)
Sales and settlements	215	45	613	193
Ending balance	$(88)	$(45)	$(88)	$(45)
Unrealized (losses) gains related to items held during the period	$(18)	$(62)	$(39)	$58

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

The tables below summarize the estimated fair values of financial instruments of the Company, whether or not recognized at fair value on the condensed consolidated statements of condition.

	September 30, 2026
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$24,859	$-	$-	$24,859	$24,859
FHLB stock	-	12,097	-	12,097	12,097
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,701,406	1,701,406	1,717,378
Mortgage servicing rights	-	-	20,100	20,100	14,832
Financial liabilities:
Time certificates of deposit	-	-	462,932	462,932	465,680
FHLB advances and other borrowings	-	-	196,387	196,387	196,759
Other long-term debt	-	-	44,645	44,645	45,155

	December 31, 2025
	Level 1	Level 2	Level 3	Total	Carrying
	Inputs	Inputs	Inputs	Fair Value	Amount
	(In Thousands)
Financial assets:
Cash and cash equivalents	$62,962	$-	$-	$62,962	$62,962
FHLB stock	-	2,650	-	2,650	2,650
FRB stock	-	4,131	-	4,131	4,131
Loans receivable, gross	-	-	1,493,348	1,493,348	1,519,019
Mortgage servicing rights	-	-	20,302	20,302	15,043
Financial liabilities:
Time certificates of deposit	-	-	461,201	461,201	462,172
Federal Funds Purchased	-	-	105	105	105
FHLB advances and other borrowings	-	-	38,447	38,447	37,917
Other long-term debt	-	-	43,905	43,905	45,155

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

This discussion and analysis provides information that management believes is necessary to understand Eagle's financial condition, changes in financial condition, results of operations, and cash flows for the three and nine months ended September 30, 2026, as compared to the same period of 2025. The following should be read in conjunction with the Company's Consolidated Financial Statements, and accompanying Notes thereto, for the year ended December 31, 2025, included in Eagle's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on March 9, 2026, and in conjunction with the Condensed Consolidated Financial Statements, and accompanying Notes thereto, included in Part I - Item 1. Financial Statements of this report. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.

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

The Bank has focused on diversifying the loan portfolio over the past decade, adding commercial and agricultural loans to the strong mortgage lending proficiency. Loan originations represented by single-family residential mortgages enabled the Bank to successfully market home equity loans, as well as a wide range of shorter-term consumer loans for various personal needs (automobiles, recreational vehicles, etc.). The Bank has grown the commercial loan portfolio in both real estate and non-real estate, and further added through acquisitions agricultural loans, which have a shorter term and slightly higher interest rate. The purpose of diversification is to mitigate the Bank’s exposure to specific market segments, as well as to improve our ability to manage our interest rate spread. This has provided additional interest income and improved interest rate sensitivity. The Bank’s management recognizes that fee income will also enable it to be less dependent on specialized lending and it maintains a significant loan serviced portfolio which provides a steady source of fee income. Fee income is also supplemented with fees generated from deposit accounts. The Bank has a high percentage of non-maturity deposits, such as checking accounts and savings accounts, which allows management flexibility in managing its spread. Non-maturity deposits and certificates of deposits do not automatically reprice as interest rates rise. Gain on sale of loans also provides significant noninterest income in periods of high mortgage loan origination volumes. Such income will be, and has recently been, adversely affected in periods of lower mortgage activity.

Management continues to focus on improving the Bank’s earnings. Management believes the Bank needs to continue to concentrate on increasing net interest margin, other areas of fee income and control of operating expenses to achieve earnings growth going forward. Management’s strategy of growing the loan portfolio and deposit base is expected to help achieve these goals as follows: loans typically earn higher rates of return than investments; a larger deposit base should yield higher fee income; increasing the asset base will reduce the relative impact of fixed operating costs. The biggest challenge to this strategy is funding growth in an efficient manner. It may become more difficult to maintain deposit growth due to significant competition, the current conditions in the banking industry and possible reduced customer demand for deposits.

The level and movement of interest rates impacts the Bank’s earnings as well. The Federal Open Market Committee decreased the federal funds target rate to 3.75% during the year ended December 31, 2025. The rate was increased to 4.00% during the nine months ended September 30, 2026.

Financial Condition

Comparisons of financial condition in this section are between September 30, 2026 and December 31, 2025.

Total assets were $2.28 billion at September 30, 2026, an increase of $175.66 million, or 8.3%, from $2.11 billion at December 31, 2025. Loans receivable, net increased by $196.24 million, or 13.1%, from December 31, 2025. Securities available-for-sale decreased $8.87 million, or 3.1%, from December 31, 2025. Total liabilities were $2.09 billion at September 30, 2026, an increase of $175.35 million, or 9.2%, from $1.91 billion at December 31, 2025. The increase was largely due to an increase in FHLB advances. Total borrowings increased $158.83 million from December 31, 2025 and total deposits increased $20.50 million from December 31, 2025. Total shareholders’ equity increased $315,000 from December 31, 2025.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Financial Condition Details

Investment Activities

The following table summarizes investment activities:

	September 30,		December 31,
	2026		2025
	Fair Value	Percent of Total	Fair Value	Percent of Total
	(Dollars in Thousands)
Securities available-for-sale:
U.S. government and agency obligations	$3,662	1.34%	$4,155	1.48%
U.S. treasury obligations	43,472	15.93	44,308	15.73
Municipal obligations	117,639	43.12	118,324	41.99
Corporate obligations	983	0.36	1,971	0.70
Mortgage-backed securities	23,939	8.78	26,494	9.41
Collateralized mortgage obligations	76,990	28.22	79,661	28.28
Asset-backed securities	6,139	2.25	6,779	2.41
Total securities available-for-sale	$272,824	100.00%	$281,692	100.00%

Securities available-for-sale were $272.82 million at September 30, 2026, a decrease of $8.87 million, or 3.1%, from $281.69 million at December 31, 2025. The decrease was primarily due to maturities, principal payments, and call activity of $12.79 million and a decrease in fair value of $10.70 million. This was partially offset by purchasing activity of $15.19 million.

Lending Activities

The following table includes the composition of the Bank’s loan portfolio by loan category:

	September 30,		December 31,
	2026		2025
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real estate loans:
Residential 1-4 family (1)	$141,025	8.21%	$148,515	9.78%
Residential 1-4 family construction	58,201	3.39	35,278	2.32
Total residential 1-4 family	199,226	11.60	183,793	12.10

Commercial real estate	784,706	45.69	635,970	41.87
Commercial construction and development	104,558	6.09	120,289	7.92
Farmland	172,210	10.03	162,580	10.70
Total commercial real estate	1,061,474	61.81	918,839	60.49

Total real estate loans	1,260,700	73.41	1,102,632	72.59

Other loans:
Home equity	115,937	6.75	108,073	7.11
Consumer	21,096	1.23	24,424	1.61

Commercial	175,001	10.19	149,431	9.84
Agricultural	144,644	8.42	134,459	8.85
Total commercial loans	319,645	18.61	283,890	18.69

Total other loans	456,678	26.59	416,387	27.41

Total loans	1,717,378	100.00%	1,519,019	100.00%

Allowance for credit losses	(19,490)		(17,370)

Total loans, net	$1,697,888		$1,501,649
Deferred fees, net included in total loans	$(3,487)		$(3,619)

(1)	Excludes loans held-for-sale.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Lending Activities– continued

Total loans increased $198.36 million to $1.72 billion at September 30, 2026 from $1.52 billion at December 31, 2025. The increase was attributable to increases in total commercial real estate loans of $142.63 million, total commercial loans of $35.76 million, total residential loans of $15.44 million, and home equity loans of $7.86 million. The increases were partially offset by a decrease of $3.33 million in consumer loans.

Total loan originations were $721.99 million for the nine months ended September 30, 2026. Total residential 1-4 family originations were $293.87 million, which included $219.22 million of loans held-for-sale originations. Total commercial real estate originations were $215.42 million. Total commercial originations were $173.64 million. Home equity loan originations totaled $31.25 million. Consumer loan originations totaled $7.81 million. Loans held-for-sale increased by $5.36 million to $12.81 million at September 30, 2026 from $7.45 million at December 31, 2025.

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

For mortgage loans and home equity loans, if the borrower is unable to cure the delinquency or reach a payment agreement, we will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until such time as it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial recording of any loss is charged to the allowance for credit losses. Subsequent write-downs are recorded as a charge to operations. As of September 30, 2026 and December 31, 2025 there was $43,000 and $98,000, respectively, of real estate owned and other repossessed property.

The following table sets forth information regarding nonperforming assets:

	September 30,	December 31,
	2026	2025
	(Dollars in Thousands)
Non-accrual loans
Real estate loans:
Residential 1-4 family	$274	$298
Commercial real estate	420	420
Commercial construction and development	1	1
Farmland	4,420	308
Other loans:
Home equity	303	395
Consumer	70	210
Commercial	286	279
Agricultural	992	177
Accruing loans delinquent 90 days or more
Real estate loans:
Residential 1-4 family	325	48
Farmland	992	841
Other loans:
Consumer	14	-
Commercial	-	10
Agricultural	606	2,645
Total nonperforming loans	8,703	5,632
Real estate owned and other repossessed property, net	43	98
Total nonperforming assets	$8,746	$5,730

Total nonperforming loans to total loans	0.51%	0.37%
Total nonperforming loans to total assets	0.38%	0.27%
Total nonaccrual loans to total loans	0.39%	0.14%
Total nonperforming assets to total assets	0.38%	0.27%

Total nonperforming assets increased to $8.75 million at September 30, 2026 from $5.73 million at December 31, 2025. The increase was primarily in farmland and pertains to well collateralized loans.

Nonaccrual loans as of September 30, 2026 and December 31, 2025 include $1.92 million and $460,000, respectively of acquired loans that deteriorated subsequent to the acquisition date.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables include the composition of the commercial real estate loan category:

	September 30, 2026
	Non-Owner Occupied	Owner Occupied	Total	Percent of Total CRE
	(Dollars In Thousands)
Automotive related	$-	$31,527	$31,527	4.02%
Bars and restaurants	2,485	18,224	20,709	2.64
Car washes	106	-	106	0.01
Construction and related industries	3,768	24,432	28,200	3.59
Healthcare and social assistance	19,528	10,849	30,377	3.87
Hospitality industry related	-	9,627	9,627	1.23
Hotels and other traveler accommodations	88,093	-	88,093	11.23
Industrial/warehouse	41,655	-	41,655	5.31
Lessors of mini warehouses and self-storage units	20,312	-	20,312	2.59
Lessors of nonresidential buildings	63,293	-	63,293	8.07
Lessors of other real estate property	28,013	-	28,013	3.57
Multifamily	212,306	-	212,306	27.04
Office space	16,249	52,858	69,107	8.81
Other real estate rental and leasing	8,287	-	8,287	1.06
Real estate leasing activities	-	42,068	42,068	5.36
Wholesale and retail trade	2,615	25,711	28,326	3.61
Other	17,563	45,137	62,700	7.99
Total commercial real estate	$524,273	$260,433	$784,706	100.00%

	December 31, 2025
	Non-Owner Occupied	Owner Occupied	Total	Percent of Total CRE
	(Dollars In Thousands)
Automotive related	$-	$23,339	$23,339	3.67%
Bars and restaurants	5,341	15,803	21,144	3.32
Car washes	979	-	979	0.15
Construction and related industries	17,889	14,227	32,116	5.05
Healthcare and social assistance	9,746	9,016	18,762	2.95
Hospitality industry related	-	11,706	11,706	1.84
Hotels and other traveler accommodations	80,037	-	80,037	12.59
Industrial/warehouse	56,337	-	56,337	8.86
Lessors of mini warehouses and self-storage units	18,926	-	18,926	2.98
Lessors of nonresidential buildings	59,323	-	59,323	9.33
Lessors of other real estate property	29,003	-	29,003	4.56
Multifamily	109,041	-	109,041	17.14
Office space	19,610	44,235	63,845	10.04
Other real estate rental and leasing	2,351	-	2,351	0.37
Real estate leasing activities	-	30,452	30,452	4.79
Wholesale and retail trade	7,140	13,104	20,244	3.18
Other	34,028	24,337	58,365	9.18
Total commercial real estate	$449,751	$186,219	$635,970	100.00%

Commercial real estate loans made up $784.71 million, or 45.69%, of the Bank's total loan portfolio at September 30, 2026, compared to $635.97 million, or 41.9%, at December 31, 2025. During the three months ended September 30, 2026, the Bank reassessed the loan classification of real estate holding companies based on the qualifying criteria for owner occupied loans defined in regulatory reporting guidance. As a result, commercial real estate loans totaling $66.1 million were reclassified from non-owner occupied to owner occupied as of September 30, 2026. The Bank's commercial real estate loans are primarily permanent loans secured by improved property such as office buildings, retail stores, commercial warehouses, and multifamily. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, commercial real estate loans originated by the Bank will not exceed 80.0% of the appraised value or the selling price of the property, whichever is less. The Bank's commercial real estate portfolio's average loan-to-value ratio range was 31% to 58% by property type as of September 30, 2026.

The Bank's asset quality with respect to commercial real estate loans has remained strong despite recent economic and market conditions. The Bank has limited exposure in the office space sector, none of which is located in central business districts. Management believes that the Bank has implemented appropriate risk management practices, including regular and ongoing loan reviews, stress tests, and sensitivity analysis. Loan reviews include monitoring past due rates, non-performing trends, concentrations, loan-to-value ratios, and other qualitative factors. The Bank's loan policy is robust and is updated annually or as needed to meet the risk mitigation and strategic goals of the Bank.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition – continued

Deposits and Other Sources of Funds

The following table includes deposit accounts by category:

	September 30,		December 31,
	2026		2025
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Noninterest checking	$453,774	25.18%	$452,183	25.38%
Interest-bearing checking	206,781	11.47	218,484	12.27
Savings	208,271	11.56	207,789	11.66
Money market	467,596	25.95	440,971	24.75
Total	1,336,422	74.16	1,319,427	74.06
Certificates of deposit accounts:
IRA certificates	20,254	1.12	20,926	1.17
Other certificates	445,426	24.72	441,246	24.77
Total certificates of deposit	465,680	25.84	462,172	25.94
Total deposits	$1,802,102	100.00%	$1,781,599	100.00%

Deposits increased by $20.50 million, or 1.2%, from December 31, 2025 to September 30, 2026. Money market increased by $26.62 million, time certificates of deposit increased by $3.51 million, noninterest checking increased by $1.59 million and savings increased by $482,000. These increases were partially offset by a decrease in interest-bearing checking of $11.70 million.

The Bank's estimated amount of uninsured deposits was $369.27 million, or 20.2%, of deposits including accrued interest at September 30, 2026, compared to $354.59 million, or 19.5%, at December 31, 2025.

The following table summarizes borrowing activity:

	September 30,		December 31,
	2026		2025
	Net	Percent	Net	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
FHLB advances and other borrowings	$196,759	81.54%	$38,022	46.10%
Other long-term debt:
Subordinated debentures fixed at 3.50% to floating, due 2032	39,382	16.32	39,295	47.65
Subordinated debentures variable at 3-Month SOFR plus 1.68%, due 2035	5,155	2.14	5,155	6.25
Total other long-term debt	44,537	18.46	44,450	53.90
Total borrowings	$241,296	100.00%	$82,472	100.00%

Total borrowings increased by $158.83 million, or 192.6%, to $241.30 million at September 30, 2026 from $82.47 million at December 31, 2025, due to an increase in FHLB advances and other borrowings, which were utilized to support loan growth.

Shareholders’ Equity

Total shareholders’ equity increased by $315,000 to $192.13 million at September 30, 2026 from $191.81 million at December 31, 2025. The increase was primarily attributed to net income of $10.71 million. The increase was partially offset by other comprehensive loss, net of tax of $7.89 million and dividends paid of $3.49 million. The increase in other comprehensive loss, net of tax was primarily a result of increased interest rates.

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

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$282,446	$2,323	3.26%	$280,683	$2,322	3.28%
FHLB and FRB stock	11,422	136	4.72	10,233	225	8.72
Loans receivable(1)	1,626,026	25,518	6.23	1,581,510	25,213	6.32
Other earning assets	4,379	21	1.90	7,375	74	3.98
Total interest-earning assets	1,924,273	27,998	5.77	1,879,801	27,834	5.87
Noninterest-earning assets	249,434			251,514
Total assets	$2,173,707			$2,131,315

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$217,733	$83	0.15%	$219,932	$110	0.20%
Savings	211,067	31	0.06	196,886	31	0.06
Money market	450,556	2,469	2.17	450,622	2,842	2.50
Certificates of deposit	464,375	3,895	3.33	456,416	4,196	3.65
FHLB advances and other borrowings	98,628	1,085	4.36	99,266	1,144	4.57
Other long-term debt	44,519	448	3.99	59,242	823	5.51
Total interest-bearing liabilities	1,486,878	8,011	2.14	1,482,364	9,146	2.45
Noninterest checking	443,661			422,231
Other noninterest-bearing liabilities	44,338			43,898
Total liabilities	1,974,877			1,948,493

Total equity	198,830			182,822

Total liabilities and equity	$2,173,707			$2,131,315
Net interest income/interest rate spread(2)		$19,987	3.63%		$18,688	3.42%

Net interest margin(3)			4.12%			3.94%
Total interest earning assets to interest-bearing liabilities			129.42%			126.81%

(1) Includes loans held-for-sale.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(3) Net interest margin represents income before the provision for credit losses divided by average interest-earning assets.
(4) For purposes of this table, tax exempt income is not calculated on a tax equivalent basis.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Average	Interest		Average	Interest
	Daily	and	Yield/	Daily	and	Yield/
	Balance	Dividends	Cost(4)	Balance	Dividends	Cost(4)
	(Dollars in Thousands)
Assets:
Interest earning assets:
Investment securities	$281,611	$6,835	3.25%	$287,176	$7,170	3.34%
FHLB and FRB stock	8,557	386	6.03	11,126	721	8.66
Loans receivable(1)	1,566,863	73,176	6.24	1,554,547	72,975	6.28
Other earning assets	17,105	434	3.39	6,328	187	3.95
Total interest-earning assets	1,874,136	80,831	5.77	1,859,177	81,053	5.83
Noninterest-earning assets	246,806			250,277
Total assets	$2,120,942			$2,109,454

Liabilities and equity:
Interest-bearing liabilities:
Deposit accounts:
Checking	$215,905	$258	0.16%	$219,903	$309	0.19%
Savings	211,113	91	0.06	200,494	93	0.06
Money market	445,554	7,328	2.20	414,284	7,549	2.44
Certificates of deposit	469,090	12,095	3.45	458,917	12,976	3.78
FHLB advances and other borrowings	53,242	1,890	4.75	121,145	4,229	4.67
Other long-term debt	44,489	1,341	4.03	59,203	2,162	4.88
Total interest-bearing liabilities	1,439,393	23,003	2.14	1,473,946	27,318	2.48
Noninterest checking	441,145			414,862
Other noninterest-bearing liabilities	43,580			40,947
Total liabilities	1,924,118			1,929,755

Total equity	196,824			179,699

Total liabilities and equity	$2,120,942			$2,109,454
Net interest income/interest rate spread(2)		$57,828	3.63%		$53,735	3.35%

Net interest margin(3)			4.13%			3.86%
Total interest earning assets to interest-bearing liabilities			130.20%			126.14%

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

Net Interest Margin ("NIM"). Net interest margin for the three months ended September 30, 2026 was 4.12%, an increase of 18-basis points compared to the three months ended September 30, 2025. Net interest margin for the nine months ended September 30, 2026 was 4.13%, an increase of 27-basis points compared to the nine months ended September 30, 2025.The increase in NIM reflects lower funding costs and improved balance sheet leverage through a favorable funding mix and reduced average borrowings, with stable yields on interest‑earning assets.

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

	Three Months Ended September 30,
	2026			2025
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$15	$(14)	$1	$(213)	$(63)	$(276)
FHLB and FRB stock	26	(115)	(89)	(83)	42	(41)
Loans receivable(1)	709	(404)	305	527	884	1,411
Other earning assets	(30)	(23)	(53)	8	(28)	(20)
Total interest earning assets	720	(556)	164	239	835	1,074

Interest-bearing liabilities:
Checking	(1)	(26)	(27)	3	9	12
Savings	2	(2)	-	(2)	-	(2)
Money market	-	(373)	(373)	593	(77)	516
Certificates of deposit	73	(374)	(301)	226	(763)	(537)
FHLB advances and other borrowings	(7)	(52)	(59)	(1,744)	(196)	(1,940)
Other long-term debt	(205)	(170)	(375)	2	137	139
Total interest-bearing liabilities	(138)	(997)	(1,135)	(922)	(890)	(1,812)

Change in net interest income	$858	$441	$1,299	$1,161	$1,725	$2,886

	Nine Months Ended September 30,
	2026			2025
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest earning assets:
Investment securities	$(139)	$(196)	$(335)	$(554)	$(229)	$(783)
FHLB and FRB stock	(166)	(169)	(335)	(152)	96	(56)
Loans receivable(1)	578	(377)	201	1,560	2,889	4,449
Other earning assets	318	(71)	247	71	(152)	(81)
Total interest earning assets	591	(813)	(222)	925	2,604	3,529

Interest-bearing liabilities:
Checking	(6)	(45)	(51)	4	22	26
Savings	5	(7)	(2)	(7)	(2)	(9)
Money market	570	(791)	(221)	1,222	(168)	1,054
Certificates of deposit	288	(1,169)	(881)	668	(1,434)	(766)
FHLB advances and other borrowings	(2,371)	32	(2,339)	(3,252)	(725)	(3,977)
Other long-term debt	(537)	(284)	(821)	5	109	114
Total interest-bearing liabilities	(2,051)	(2,264)	(4,315)	(1,360)	(2,198)	(3,558)

Change in net interest income	$2,642	$1,451	$4,093	$2,285	$4,802	$7,087

(1) Includes loans held-for-sale.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following compares the results of operations for the three months ended September 30, 2026 and 2025.

	Three Months Ended
	September 30,
	2026	2025	Dollar Change	Percent Change
	(Dollars in Thousands)
Interest and dividend income	$27,998	$27,834	$164	0.6%
Interest expense	8,011	9,146	(1,135)	-12.4
Net interest income	19,987	18,688	1,299	7.0
Provision for credit losses	1,859	62	1,797	2,898.4
Net interest income after provision for credit losses	18,128	18,626	(498)	-2.7

Noninterest income	5,097	4,717	380	8.1
Noninterest expense	19,380	18,387	993	5.4
Provision for income taxes	831	1,326	(495)	-37.3
Net income	$3,014	$3,630	$(616)	-17.0%

Net Income. Eagle’s net income for the three months ended September 30, 2026, was $3.01 million, compared to $3.63 million for the three months ended September 30, 2025. The decrease of $616,000 was due to an increase in noninterest expenses of $993,000 and a decrease in net interest income after provision for credit losses of $498,000. These changes were partially offset by decrease in the provision for income taxes of $495,000 and an increase in noninterest income of $380,000. For the current period, basic earnings per common share and diluted earnings per common share were both $0.38. Basic and diluted earnings per common share were $0.47 and $0.46 for the three months ended September 30, 2025, respectively.

Net Interest Income. Net interest income increased to $19.99 million for the three months ended September 30, 2026, from $18.69 million for the three months ended September 30, 2025. The increase of $1.30 million, or 7.0%, was primarily the result of a decrease in interest expense of $1.14 million.

Interest and Dividend Income. Interest and dividend income was $28.00 million for the three months ended September 30, 2026, compared to $27.83 million for the three months ended September 30, 2025, an increase of $164,000, or 0.6%. Interest and fees on loans increased slightly to $25.52 million for the three months ended September 30, 2026, from $25.21 million for the three months ended September 30, 2025. This increase of $305,000, or 1.2%, was due to a higher average loan balances, partially offset by a decline in the average yield on loans, period over period. Average balances for loans receivable, including loans held-for-sale, was $1.63 billion for the three months ended September 30, 2026, compared to $1.58 billon for the three months ended September 30, 2025, an increase of $44.52 million, or 2.8%. However, the average interest rate earned on loans receivable decreased by nine-basis points, from 6.32% for the three months ended September 30, 2025, to 6.23% for the current period. Interest accretion on purchased loans was $173,000 for the three months ended September 30, 2026, which resulted in a three-basis point increase in net interest margin compared to $234,000 for the three months ended September 30, 2025, which resulted in a five-basis point increase in net interest margin.

Interest Expense. Total interest expense was $8.01 million for the three months ended September 30, 2026, decreasing from $9.15 million for the three months ended September 30, 2025. The decrease of $1.14 million, or 12.4%, was primarily due to a decrease in interest expense on deposits of $701,000, in addition to a decrease in interest expense on total borrowings of $434,000. The decrease in interest expense on deposits was driven by the overall rate on total deposits being down from 1.63% for the three months ended September 30, 2025, compared to 1.44% for the three months ended September 30,2026. However, the average balance for deposits increased from $1.75 billion for the three months ended September 30, 2025, to $1.79 billion for the three months ended September 30, 2026. Interest expense on total borrowings decreased by $434,000, period over period. The average rate paid decreased from 4.92% for the three months ended September 30, 2025, to 4.25% for the three months ended September 30, 2026. The average balance for total borrowings also decreased from $158.51 million for the three months ended September 30, 2025, to $143.15 million for the three months ended September 30, 2026.

Provision for Credit Losses. Provision for credit losses was $1.86 million for the three months ended September 30, 2026, compared to $62,000 the three months ended September 30, 2025. The provision for credit losses for the three months ended September 30, 2026, included the provision for credit losses on loans of $1.88 million and a recapture of the provision for unfunded commitments of $20,000. The higher provision for 2026 was largely due to loan growth and does not reflect any meaningful borrower specific deterioration.

Noninterest Income. Total noninterest income was $5.10 million for the three months ended September 30, 2026, compared to $4.72 million for the three months ended September 30, 2025, an increase of $380,000, or 8.1%. This increase was primarily due to an increase of $339,000 in other noninterest income.

Noninterest Expense. Noninterest expense was $19.38 million for the three months ended September 30, 2026, compared to $18.39 million for the three months ended September 30, 2025, an increase of $993,000, or 5.4%. The driver of the increase was salaries and employee benefits, which increased $650,000. The largest component of this increase period over period was health insurance expense, which increased $544,000.

Provision for Income Taxes. Provision for income taxes was $831,000 for the three months ended September 30, 2026, compared to $1.33 million for the three months ended September 30, 2025. The effective tax rate was 21.6% for the current period compared to 26.8% for the three months ended September 30, 2025.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following compares the results of operations for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended
	September 30,
	2026	2025	Dollar Change	Percent Change
	(Dollars in Thousands)
Interest and dividend income	$80,831	$81,053	$(222)	-0.3%
Interest expense	23,003	27,318	(4,315)	-15.8
Net interest income	57,828	53,735	4,093	7.6
Provision for credit losses	2,481	1,142	1,339	117.3
Net interest income after provision for credit losses	55,347	52,593	2,754	5.2

Noninterest income	14,995	13,540	1,455	10.7
Noninterest expense	56,583	53,319	3,264	6.1
Provision for income taxes	3,046	2,708	338	12.5
Net income	$10,713	$10,106	$607	6.0%

Net Income. Eagle’s net income for the nine months ended September 30, 2026, was $10.71 million, compared to $10.11 million for the nine months ended September 30, 2025. The increase of $607,000 was due to an increase in net interest income after provision for credit losses of $2.75 million and an increase in noninterest income of $1.46 million. These changes were partially offset by an increase in noninterest expense of $3.26 million and an increase in the provision for income taxes of $338,000. For the current period, basic earnings per common share and diluted earnings per common share were $1.37 and $1.36, respectively. Basic earnings per common share and diluted earnings per common share were $1.30 and $1.29 for the nine months ended September 30, 2025, respectively.

Net Interest Income. Net interest income increased to $57.83 million for the nine months ended September 30, 2026, from $53.74 million for the nine months ended September 30, 2025. The increase of $4.09 million, or 7.6%, was primarily the result of a decrease in interest expense of $4.32 million.

Interest and Dividend Income. Interest and dividend income was $80.83 million for the nine months ended September 30, 2026, compared to $81.05 million for the nine months ended September 30, 2025, a slight decrease of $222,000, or 0.3%. Interest from investment securities available-for-sale decreased by $335,000, or 4.7%, period over period, due to a decrease in average interest rates earned on investments from 3.34% for the nine months ended September 30, 2025, to 3.25% for the nine months ended September 30, 2026. In addition, average balances for investments decreased from $287.18 million for the nine months ended September 30, 2025, to $281.61 million for the nine months ended September 30, 2026. However, interest and fees on loans increased to $73.18 million for the nine months ended September 30, 2026, compared to $72.98 million for the nine months ended September 30, 2025. Average balances for loans receivable, including loans held-for-sale, was $1.57 billion for the nine months ended September 30, 2026, compared to $1.55 billion for the nine months ended September 30, 2025, an increase of $12.31 million, or 0.8%. The average interest rate earned on loans receivable decreased modestly by four-basis points, from 6.28% for the nine months ended September 30, 2025, to 6.24% for the current period. Interest accretion on purchased loans was $452,000 for the nine months ended September 30, 2026, which resulted in a four-basis point increase in net interest margin compared to $1.01 million for the nine months ended September 30, 2025, which resulted in a seven-basis point increase in net interest margin.

Interest Expense. Total interest expense was $23.00 million for the nine months ended September 30, 2026, decreasing from $27.32 million for the nine months ended September 30, 2025. The decrease of $4.32 million, or 15.8%, was due in part to a decrease of $3.16 million in interest expense on total borrowings. In addition, interest expense on deposits decreased by $1.16 million, period over period. The decrease in interest expense on total borrowings was driven by the average balance decreasing from $180.35 million for the nine months ended September 30, 2025, to $97.73 million for the nine months ended September 30, 2026. The average rate paid also decreased from 4.74% for the nine months ended September 30, 2025, to 4.42% for the nine months ended September 30, 2026. The overall average rate on total deposits was down from 1.64% for the nine months ended September 30, 2025, compared to 1.48% for the nine months ended September 30, 2026. However, the average balance for total deposits increased from $1.71 billon for the nine months ended September 30, 2025, to $1.78 billion for the nine months ended September 30, 2026.

Provision for Credit Losses. Provision for credit losses was $2.48 million for the nine months ended September 30, 2026, compared to $1.14 million for the nine months ended September 30, 2025. The provision for credit losses for the nine months ended September 30, 2026, included the provision for credit losses on loans of $2.39 million and the provision for unfunded commitments of $90,000. The higher provision for 2026 was driven by loan growth and does not reflect any meaningful borrower specific deterioration.

Noninterest Income. Total noninterest income was $15.00 million for the nine months ended September 30, 2026, compared to $13.54 million for the nine months ended September 30, 2025, an increase of $1.46 million, or 10.7%. This increase was largely due to an increase of $964,000 in other noninterest income. Other noninterest income includes insurance proceeds of $581,000 received for the nine months ended September 30, 2026, primarily related to smoke damage caused by a furnace fire and other windstorm damage. In addition, mortgage banking, net increased $280,000 to $8.26 million for the nine months ended September 30, 2026, from $7.98 million for the nine months ended September 30, 2025. Mortgage banking, net, includes net gain on sale of mortgage loans, which increased to $5.92 million for the nine months ended September 30, 2026, compared to $5.66 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, $213.33 million residential mortgage loans were sold, compared to $165.65 million in the nine months ended September 30, 2025. However, gross margin levels decreased from 3.42% for the nine months ended September 30, 2025, to 2.78% for the nine months ended September 30, 2026 due to a competitive mortgage market.

Noninterest Expense. Noninterest expense was $56.58 million for the nine months ended September 30, 2026, compared to $53.32 million for the nine months ended September 30, 2025, an increase of $3.26 million, or 6.1%. The driver of the increase was salaries and employee benefits, which increased $2.87 million. The largest components of this increase period over period were health insurance expense, which increased $1.32 million, and commission expense, which increased $632,000 due to higher mortgage origination volumes.

Provision for Income Taxes. Provision for income taxes was $3.05 million for the nine months ended September 30, 2026, compared to $2.71 million for the nine months ended September 30, 2025. The effective tax rate was 22.1% for the current period compared to 21.1% for the nine months ended September 30, 2025.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity

The Bank is required by regulation to maintain sufficient levels of liquidity for safety and soundness purposes. Appropriate levels of liquidity will depend upon the types of activities in which the company engages. For internal reporting purposes, the Bank uses policy minimums of 1.0% and 8.0% for “basic surplus” and “basic surplus with FHLB” as internally defined. In general, the “basic surplus” is a calculation of the ratio of unencumbered short-term assets reduced by estimated percentages of CD maturities and other deposits that may leave the Bank in the next 30 days divided by total assets. “Basic surplus with FHLB” adds to “basic surplus” the additional borrowing capacity the Bank has with the FHLB of Des Moines. The Bank exceeded those minimum ratios as of September 30, 2026 and December 31, 2025.

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

The Company's available borrowing capacity was approximately $452.00 million as of September 30, 2026 and $601.00 million as of December 31, 2025.

	September 30,		December 31,
	2026		2025
	Borrowings	Remaining Borrowing	Borrowings	Remaining Borrowing
	Outstanding	Capacity	Outstanding	Capacity
	(In Thousands)
Federal Home Loan Bank advances	$183,759	$335,153	$22,917	$492,553
Federal Reserve Bank discount window	-	20,083	-	23,506
Correspondent bank lines of credit	13,000	97,000	15,105	84,895
Total FHLB advances and other borrowings	$196,759	$452,236	$38,022	$600,954

Brokered deposits are another source of funding the Bank may utilize from time to time. As of September 30, 2026, the Bank had no brokered certificates and no brokered money market deposits. As of December 31, 2025, the Bank had no brokered certificates and $3.21 million in brokered money market deposits. Internal policy limits for brokered deposits are set at 10% of assets.

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

Eagle renewed its line of credit and increased the amount from $15.00 million to $25.00 million on September 30, 2026. The line of credit was utilized during 2025 to finance the redemption payment for subordinated notes of $15.00 million. The variable interest rate was modified from 0.50% below prime to 0.88% below prime upon renewal. The line of credit has a two-year maturity. The outstanding balance for the line of credit was $13.00 million and $15.00 million at September 30, 2026 and December 31, 2025, respectively. The rate was 6.13% and 6.25% as of September 30, 2026 and December 31, 2025, respectively. Draws on the line of credit are secured by the assets of the Company, including capital stock of the Bank, and includes certain financial covenants and negative covenants. The Company is in compliance with the covenants under the line of credit. Outstanding draws on the line impact remaining borrowing capacity for the Company’s correspondent bank lines of credit included above.

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

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

As of September 30, 2026, the Bank’s internally determined measurement of sensitivity to interest rate movements, as measured by a 200-basis point rise in interest rates scenario, increased the economic value of equity (“EVE”) by 0.1%, compared to an increase of 3.4% at December 31, 2025. A 200-basis point decrease in interest rates scenario decreased EVE by 5.4%, compared to a decrease of 9.3% at December 31, 2025. The Bank is within the guidelines set forth by the Board of Directors for interest rate risk sensitivity in rising interest rate scenarios.

The Bank's regulatory capital was in excess of all applicable regulatory requirements and the Bank is deemed "well capitalized" pursuant to State of Montana and FRB rules as of September 30, 2026. The Bank's actual capital amounts and ratios as of September 30, 2026 are presented in the table below and all of the ratios, with the exception of the Tier 1 capital adjusted total average assets ratio, include the capital conservation buffer of 2.50%.

					Minimum
					To Be Well
			Minimum Required		Capitalized Under
			for Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2026:
Total risk-based capital to risk weighted assets	$250,259	13.32%	$197,325	10.50%	$187,928	10.00%

Tier 1 capital to risk weighted assets	228,839	12.18	159,739	8.50	150,343	8.00

Common equity Tier 1 capital to risk weighted assets	228,839	12.18	131,550	7.00	122,153	6.50

Tier 1 capital to adjusted total average assets	228,839	10.62	86,230	4.00	107,787	5.00

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

The following table includes the Bank’s net interest income sensitivity analysis.

Changes in Market	As of September 30, 2026		Board Policy	Board Policy
Interest Rates	Rate Sensitivity		Limits	Limits
(Basis Points)	Year 1	Year 2	Year 1	Year 2

+300	-7.4%	5.1%	-15.0%	-20.0%
+200	-4.9%	5.0%	-15.0%	-15.0%
+100	-2.2%	5.3%	-10.0%	-10.0%
-100	1.2%	2.4%	-10.0%	-10.0%
-200	2.4%	-0.5%	-15.0%	-15.0%
-300	4.6%	-2.2%	-15.0%	-20.0%

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of September 30, 2026, our disclosure controls and procedures were effective. During the last quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 23, 2026, Eagle's Board of Directors authorized the repurchase of up to 400,000 shares of its common stock beginning May 1, 2026 (the "2026 Repurchase Plan"). Under the 2026 Repurchase Plan, shares may be purchased by the Company on the open market or in privately negotiated transactions. The extent to which the company repurchases its shares and the timing of such repurchase will depend on market conditions and other corporate considerations. No shares were purchased during the second or third quarter of 2026 under this plan. The plan expires on May 1, 2027.

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

During the three months ended September 30, 2026, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

EAGLE BANCORP MONTANA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part II - OTHER INFORMATION - continued

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Eagle Bancorp Montana, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on February 23, 2010).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q filed on May 9, 2019).

3.3	Bylaws of Eagle Bancorp Montana, Inc., amended as of August 20, 2015 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K filed on August 25, 2015).

10.1	Fifth Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Laura F. Clark adopted September 28, 2026 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 1, 2026).

10.2	Second Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Miranda J. Spaulding adopted September 28, 2026 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 1, 2026).

10.3	Salary Continuation Agreement between Opportunity Bank of Montana and P. Darryl Rensmon adopted September 28, 2026 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on October 1, 2026).

10.4	Third Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Rachel R. Amdahl adopted October 1, 2026 (filed herewith).

10.5	Salary Continuation Agreement between Opportunity Bank of Montana and Dustin Barber adopted September 28, 2026 (filed herewith).

10.6	Second Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Alana Binde adopted October 1, 2026 (filed herewith).

10.7	First Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Linda Chilton adopted September 15, 2026 (filed herewith).

10.8	Fourth Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Dale Field adopted October 1, 2026 (filed herewith).

10.9	Third Amendment to Salary Continuation Agreement between Opportunity Bank of Montana and Chantelle Nash adopted October 1, 2026 (filed herewith).

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

EAGLE BANCORP MONTANA, INC.

Date: November 4, 2026	By:	/s/ Laura F. Clark
Laura F. Clark
CEO

Date: November 4, 2026	By:	/s/ Miranda J. Spaulding
Miranda J. Spaulding
EVP/CFO